Form 10-Q
period 2017-09-30
Union Bankshares Corp
filed 2017-11-07
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

Yes ☐ No ☒

The number of shares of common stock outstanding as of November 1, 2017 was 43,732,082.

UNION BANKSHARES CORPORATION
FORM 10-Q

Glossary of Acronyms and Defined Terms

2016 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2016
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union Bank & Trust
BOLI	–	Bank-owned life insurance
bps	–	Basis points
the Company	–	Union Bankshares Corporation and its subsidiaries
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
U.S. GAAP or GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
HTM	–	Held to maturity
IDC	–	Interactive Data Corporation
LIBOR	–	London Interbank Offered Rate
NPA	–	Nonperforming assets
ODCM	–	Old Dominion Capital Management, Inc.
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCI	–	Purchased credit impaired
ROA	–	Return on average assets
ROE	–	Return on average common equity
ROTCE	–	Return on average tangible common equity
SEC	–	Securities and Exchange Commission
StellarOne	–	StellarOne Corporation
TDR	–	Troubled debt restructuring
UMG	–	Union Mortgage Group, Inc.
Xenith	–	Xenith Bankshares, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$115,776	$120,758
Interest-bearing deposits in other banks	60,294	58,030
Federal funds sold	891	449
Total cash and cash equivalents	176,961	179,237
Securities available for sale, at fair value	968,361	946,764
Securities held to maturity, at carrying value	204,801	201,526
Restricted stock, at cost	68,441	60,782
Loans held for sale, at fair value	30,896	36,487
Loans held for investment, net of deferred fees and costs	6,898,729	6,307,060
Less allowance for loan losses	37,162	37,192
Net loans held for investment	6,861,567	6,269,868
Premises and equipment, net	120,808	122,027
Other real estate owned, net of valuation allowance	8,764	10,084
Goodwill	298,191	298,191
Amortizable intangibles, net	16,017	20,602
Bank owned life insurance	181,451	179,318
Other assets	93,178	101,907
Total assets	$9,029,436	$8,426,793
LIABILITIES
Noninterest-bearing demand deposits	$1,535,149	$1,393,625
Interest-bearing deposits	5,346,677	4,985,864
Total deposits	6,881,826	6,379,489
Securities sold under agreements to repurchase	43,337	59,281
Other short-term borrowings	574,000	517,500
Long-term borrowings	434,750	413,308
Other liabilities	54,152	56,183
Total liabilities	7,988,065	7,425,761
Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding, 43,729,229 shares and 43,609,317 shares, respectively.	57,708	57,506
Additional paid-in capital	608,884	605,397
Retained earnings	373,468	341,938
Accumulated other comprehensive income	1,311	(3,809)
Total stockholders' equity	1,041,371	1,001,032
Total liabilities and stockholders' equity	$9,029,436	$8,426,793
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest and dividend income:
Interest and fees on loans	$75,948	$66,190	$216,644	$193,884
Interest on deposits in other banks	181	65	367	178
Interest and dividends on securities:
Taxable	5,175	4,732	15,081	13,558
Nontaxable	3,546	3,446	10,620	10,344
Total interest and dividend income	84,850	74,433	242,712	217,964

Interest expense:
Interest on deposits	7,234	4,552	18,410	12,945
Interest on short-term borrowings	1,871	765	4,221	2,098
Interest on long-term borrowings	4,547	2,088	13,316	6,386
Total interest expense	13,652	7,405	35,947	21,429

Net interest income	71,198	67,028	206,765	196,535
Provision for credit losses	3,050	2,472	7,345	7,376
Net interest income after provision for credit losses	68,148	64,556	199,420	189,159

Noninterest income:
Service charges on deposit accounts	5,153	4,965	14,945	14,454
Other service charges and fees	4,529	4,397	13,575	12,971
Fiduciary and asset management fees	2,794	2,844	8,313	7,315
Mortgage banking income, net	2,305	3,207	7,123	8,324
Gains on securities transactions, net	184	—	782	145
Bank owned life insurance income	1,377	1,389	4,837	4,122
Loan-related interest rate swap fees	416	1,303	2,627	3,056
Other operating income	778	845	2,228	2,470
Total noninterest income	17,536	18,950	54,430	52,857

Noninterest expenses:
Salaries and benefits	29,769	30,493	92,499	87,061
Occupancy expenses	4,939	4,841	14,560	14,627
Furniture and equipment expenses	2,559	2,635	7,882	7,867
Printing, postage, and supplies	1,154	1,147	3,710	3,566
Communications expense	798	948	2,580	2,964
Technology and data processing	4,232	3,917	12,059	11,340
Professional services	1,985	1,895	5,734	6,432
Marketing and advertising expense	1,944	1,975	5,963	5,838
FDIC assessment premiums and other insurance	1,141	1,262	2,793	4,003
Other taxes	2,022	639	6,065	3,864
Loan-related expenses	1,349	1,531	3,959	3,638
OREO and credit-related expenses	1,139	503	2,023	1,965
Amortization of intangible assets	1,480	1,843	4,661	5,468
Training and other personnel costs	887	863	2,900	2,512
Merger-related costs	732	—	3,476	—
Other expenses	1,366	2,421	3,957	5,291
Total noninterest expenses	57,496	56,913	174,821	166,436

Income before income taxes	28,188	26,593	79,029	75,580
Income tax expense	7,530	6,192	21,292	18,881
Net income	$20,658	$20,401	$57,737	$56,699
Basic earnings per common share	$0.47	$0.47	$1.32	$1.29
Diluted earnings per common share	$0.47	$0.47	$1.32	$1.29
Dividends declared per common share	$0.20	$0.19	$0.60	$0.57
Basic weighted average number of common shares outstanding	43,706,635	43,565,937	43,685,045	43,853,548
Diluted weighted average number of common shares outstanding	43,792,058	43,754,915	43,767,502	43,967,725
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$20,658	$20,401	$57,737	$56,699
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	41	(78)	(766)	(3,766)
Reclassification adjustment for losses (gains) included in net income (net of tax, $102 and $83 for the three months and $370 and $233 for the nine months ended September 30, 2017 and 2016, respectively)	189	154	688	433
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $1,470 and $604 for the three months and $3,195 and $4,227 for the nine months ended September 30, 2017 and 2016, respectively)	(2,729)	1,121	5,935	7,851
Reclassification adjustment for losses (gains) included in net income (net of tax, $64 and $0 for the three months and $274 and $51 for the nine months ended September 30, 2017 and 2016, respectively)	(119)	—	(508)	(95)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $88 and $128 for the three months and $273 and $439 for the nine months ended September 30, 2017 and 2016, respectively)	(163)	(237)	(507)	(816)
Bank owned life insurance:
Reclassification adjustment for losses included in net income	84	—	278	—
Other comprehensive income (loss)	(2,697)	960	5,120	3,607
Comprehensive income	$17,961	$21,361	$62,857	$60,306
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Dollars in thousands, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2015	$59,159	$631,822	$298,134	$6,252	$995,367
Net income - 2016			56,699		56,699
Other comprehensive income (net of taxes of $3,970)				3,607	3,607
Issuance of common stock in regard to acquisition (17,232 shares)	23	430			453
Dividends on common stock ($0.57 per share)			(24,957)		(24,957)
Stock purchased under stock repurchase plan (1,411,131 shares)	(1,876)	(31,300)			(33,176)
Issuance of common stock under Equity Compensation Plans (54,044 shares)	72	681			753
Issuance of common stock for services rendered (14,576 shares)	19	360			379
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (35,515 shares)	47	(492)			(445)
Stock-based compensation expense		2,284			2,284
Balance - September 30, 2016	$57,444	$603,785	$329,876	$9,859	$1,000,964

Balance - December 31, 2016	$57,506	$605,397	$341,938	$(3,809)	$1,001,032
Net income - 2017			57,737		57,737
Other comprehensive income (net of taxes of $3,018)				5,120	5,120
Dividends on common stock ($0.60 per share)			(26,207)		(26,207)
Issuance of common stock under Equity Compensation Plans (58,421 shares)	78	891			969
Issuance of common stock for services rendered (16,529 shares)	22	539			561
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (76,505 shares)	102	(1,415)			(1,313)
Stock-based compensation expense		3,472			3,472
Balance - September 30, 2017	$57,708	$608,884	$373,468	$1,311	$1,041,371
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Dollars in thousands)

	2017	2016
Operating activities:
Net income	$57,737	$56,699
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	8,307	7,617
Writedown of OREO	845	879
Amortization, net	10,500	10,241
Amortization (accretion) related to acquisition, net	(158)	1,400
Provision for credit losses	7,345	7,376
Gains on securities transactions, net	(782)	(145)
BOLI income	(3,999)	(4,122)
Decrease (increase) in loans held for sale, net	5,591	(10,784)
Losses (gains) on sales of other real estate owned, net	32	(278)
Losses on sales of premises, net	51	97
Stock-based compensation expenses	3,472	2,284
Issuance of common stock for services	561	379
Net decrease (increase) in other assets	4,952	(11,169)
Net increase in other liabilities	909	11,192
Net cash and cash equivalents provided by (used in) operating activities	95,363	71,666
Investing activities:
Purchases of securities available for sale and restricted stock	(205,965)	(159,863)
Purchases of securities held to maturity	(7,836)	—
Proceeds from sales of securities available for sale and restricted stock	91,911	18,272
Proceeds from maturities, calls and paydowns of securities available for sale	88,675	83,942
Proceeds from maturities, calls and paydowns of securities held to maturity	818	1,841
Net increase in loans held for investment	(594,967)	(479,346)
Net increase in premises and equipment	(7,139)	(5,102)
Proceeds from BOLI settlements	2,497	—
Proceeds from sales of other real estate owned	1,028	4,982
Cash paid in acquisition	—	(4,077)
Cash acquired in acquisitions	—	207
Net cash and cash equivalents provided by (used in) investing activities	(630,978)	(539,144)
Financing activities:
Net increase in noninterest-bearing deposits	141,524	69,331
Net increase in interest-bearing deposits	360,813	225,239
Net increase in short-term borrowings	40,556	276,748
Cash paid for contingent consideration	(3,003)	—
Proceeds from issuance of long-term debt	20,000	—
Repayments of long-term debt	—	(32,500)
Cash dividends paid - common stock	(26,207)	(24,957)
Repurchase of common stock	—	(33,176)
Issuance of common stock	969	753
Vesting of restricted stock, net of shares held for taxes	(1,313)	(445)
Net cash and cash equivalents provided by (used in) financing activities	533,339	480,993
Increase (decrease) in cash and cash equivalents	(2,276)	13,515
Cash and cash equivalents at beginning of the period	179,237	142,660
Cash and cash equivalents at end of the period	$176,961	$156,175
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$33,947	$21,812
Income taxes	19,600	19,800
Supplemental schedule of noncash investing and financing activities
Transfers between loans and other real estate owned	$585	$865
Issuance of common stock in exchange for net assets in acquisition	—	453
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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Affordable Housing Entities
The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the three and nine months ended September 30, 2017, the Company recognized amortization of $229,000 and $643,000, respectively, and tax credits of $240,000 and $724,000, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. For the three and nine months ended September 30, 2016, the Company recognized amortization of $185,000 and $445,000, respectively, and tax credits of $265,000 and $685,000, respectively. The carrying value of the Company’s investments in these qualified affordable housing projects was $9.1 million and $9.9 million as of September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the Company's recorded liability totaled $4.0 million and $7.1 million, respectively, for the related unfunded commitments, which are expected to be paid from the second half of 2017 through 2019.

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

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The original guidance has been amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-

based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are similarly excluded from the scope. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The Company plans to adopt this guidance on the effective date, January 1, 2018 via the modified retrospective approach. The Company performed its assessment of the adoption of this ASU and the related subsequent technical corrections issued. Based on the completed contracts reviewed thus far, the adoption of this accounting guidance is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires lessees to put most leases on their balance sheets, but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates the real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently working to identify the complete lease population, including potential embedded leases. The adoption of this standard is expected to result in additional assets and liabilities, as the Company will be required to recognize operating leases on the Consolidated Balance Sheet. Other implementation matters to be addressed include, but are not limited to, the determination of effects on the financial and capital ratios and the quantification of the impacts that this accounting guidance will have on the Company's consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales

of Nonfinancial Assets.” This ASU conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2018. The Company concluded that ASU 2017-05 will not have a material impact on its consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU relates to any entity that elects to apply hedge accounting in accordance with current GAAP. The amendment simplifies the application of the hedge accounting guidance and improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact ASU 2017-12 will have on its consolidated financial statements.

2. SECURITIES

Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2017 and December 31, 2016 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2017
Obligations of states and political subdivisions	$285,921	$7,582	$(1,304)	$292,199
Corporate bonds	114,997	1,241	(816)	115,422
Mortgage-backed securities	546,038	4,119	(3,253)	546,904
Other securities	13,890	—	(54)	13,836
Total available for sale securities	$960,846	$12,942	$(5,427)	$968,361

December 31, 2016
Obligations of states and political subdivisions	$274,007	$4,962	$(3,079)	$275,890
Corporate bonds	123,674	892	(2,786)	121,780
Mortgage-backed securities	536,031	4,626	(5,371)	535,286
Other securities	13,885	—	(77)	13,808
Total available for sale securities	$947,597	$10,480	$(11,313)	$946,764

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s available for sale securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of September 30, 2017 and December 31, 2016. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Obligations of states and political subdivisions	$55,319	$(700)	$9,338	$(604)	$64,657	$(1,304)
Mortgage-backed securities	283,466	(2,708)	42,481	(545)	325,947	(3,253)
Corporate bonds and other securities	21,128	(353)	32,674	(517)	53,802	(870)
Total available for sale securities	$359,913	$(3,761)	$84,493	$(1,666)	$444,406	$(5,427)

December 31, 2016
Obligations of states and political subdivisions	$108,440	$(3,007)	$588	$(72)	$109,028	$(3,079)
Mortgage-backed securities	316,469	(4,979)	42,096	(392)	358,565	(5,371)
Corporate bonds and other securities	47,388	(1,537)	40,468	(1,326)	87,856	(2,863)
Total available for sale securities	$472,297	$(9,523)	$83,152	$(1,790)	$555,449	$(11,313)

As of September 30, 2017, there were $84.5 million, or 36 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $1.7 million and consisted of municipal obligations, mortgage-backed securities, and corporate bonds. As of December 31, 2016, there were $83.2 million, or 30 issues, of individual securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $1.8 million and consisted of municipal obligations, mortgage-backed securities, and corporate bonds. The Company has determined that these securities are temporarily impaired as of September 30, 2017 and December 31, 2016 for the reasons set out below:

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

The following table presents the amortized cost and estimated fair value of available for sale securities as of September 30, 2017 and December 31, 2016, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$23,387	$23,510	$21,403	$21,517
Due after one year through five years	128,261	130,107	108,198	109,778
Due after five years through ten years	267,492	271,830	300,552	301,888
Due after ten years	541,706	542,914	517,444	513,581
Total securities available for sale	$960,846	$968,361	$947,597	$946,764

For information regarding the estimated fair value of available for sale securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of September 30, 2017 and December 31, 2016, see Note 6 “Commitments and Contingencies.”

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

The carrying value, gross unrealized gains and losses, and estimated fair values of securities held to maturity as of September 30, 2017 and December 31, 2016 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value (1)	Gains	(Losses)	Fair Value
September 30, 2017
Obligations of states and political subdivisions	$204,801	$5,111	$(77)	$209,835

December 31, 2016
Obligations of states and political subdivisions	$201,526	$1,617	$(828)	$202,315

(1) The carrying value includes $4.0 million as of September 30, 2017 and $5.2 million as of December 31, 2016 of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion.

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s held to maturity securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of September 30, 2017 and December 31, 2016. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Obligations of states and political subdivisions	$5,130	$(53)	$638	$(24)	$5,768	$(77)

December 31, 2016
Obligations of states and political subdivisions	$92,841	$(747)	$648	$(81)	$93,489	$(828)

As of September 30, 2017, there was $638,000, or one issue, of an individual held to maturity security that had been in a continuous loss position for more than 12 months and had an unrealized loss of $24,000. As of December 31, 2016, there was $648,000, or one issue, of an individual held to maturity security that had been in a continuous loss position for more than 12 months and had an unrealized loss of $81,000. This security is a municipal bond with minimal credit exposure and is credit enhanced with a guarantee from the local school board. For this reason, the Company has determined that this security in a loss position is temporarily impaired as of September 30, 2017 and December 31, 2016. Because the Company does not intend to sell this investment and the accounting standard of “more likely than not” has not been met for the Company to be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired.

The following table presents the amortized cost and estimated fair value of held to maturity securities as of September 30, 2017 and December 31, 2016, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017		December 31, 2016
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Due in one year or less	$5,879	$5,902	$4,403	$4,440
Due after one year through five years	41,196	41,959	28,383	28,763
Due after five years through ten years	65,893	67,444	51,730	51,522
Due after ten years	91,833	94,530	117,010	117,590
Total securities held to maturity	$204,801	$209,835	$201,526	$202,315

(1) The carrying value includes $4.0 million as of September 30, 2017 and $5.2 million as of December 31, 2016 of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion.

For information regarding the estimated fair value of held to maturity securities which were pledged to secure public deposits as permitted or required by law as of September 30, 2017 and December 31, 2016, see Note 6 “Commitments and Contingencies.”

Restricted Stock, at cost
Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At September 30, 2017 and December 31, 2016, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of its outstanding capital at both September 30, 2017 and December 31, 2016. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $27.6 million and $23.8 million for September 30, 2017 and December 31, 2016 and FHLB stock in the amount of $40.9 million and $37.0 million as of September 30, 2017 and December 31, 2016, respectively.

Other-Than-Temporary-Impairment
During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the three and nine months ended September 30, 2017, and in accordance with the guidance, no OTTI was recognized.

For the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000.  During the quarter ended March 31, 2016, the municipal security was sold.  As a result, the Company recognized an additional loss on sale of the previously written down security.

Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands).

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Realized gains (losses):
Gross realized gains	$296	$958
Gross realized losses	(112)	(176)
Net realized gains	$184	$782

Proceeds from sales of securities	$39,284	$91,911

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Realized gains (losses):
Gross realized gains	$—	$242
Gross realized losses	—	(97)
Net realized gains	$—	$145

Proceeds from sales of securities	$2,848	$18,272

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Construction and Land Development	$841,738	$751,131
Commercial Real Estate - Owner Occupied	903,523	857,805
Commercial Real Estate - Non-Owner Occupied	1,748,039	1,564,295
Multifamily Real Estate	368,686	334,276
Commercial & Industrial	554,522	551,526
Residential 1-4 Family	1,083,112	1,029,547
Auto	276,572	262,071
HELOC	535,446	526,884
Consumer and all other	587,091	429,525
Total loans held for investment, net (1)	$6,898,729	$6,307,060

(1) Loans, as presented, are net of deferred fees and costs totaling $335,000 and $1.8 million as of September 30, 2017 and December 31, 2016, respectively.

The following table shows the aging of the Company’s loan portfolio, by segment, at September 30, 2017 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$7,221	$100	$54	$3,026	$5,671	$825,666	$841,738
Commercial Real Estate - Owner Occupied	1,707	689	679	17,668	2,205	880,575	903,523
Commercial Real Estate - Non-Owner Occupied	909	571	298	14,376	2,701	1,729,184	1,748,039
Multifamily Real Estate	—	—	—	77	—	368,609	368,686
Commercial & Industrial	1,558	255	101	625	1,252	550,731	554,522
Residential 1-4 Family	5,633	1,439	2,360	14,077	6,163	1,053,440	1,083,112
Auto	2,415	293	143	—	174	273,547	276,572
HELOC	1,400	628	709	982	1,791	529,936	535,446
Consumer and all other	3,469	1,445	188	210	165	581,614	587,091
Total loans held for investment	$24,312	$5,420	$4,532	$51,041	$20,122	$6,793,302	$6,898,729

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2016 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$1,162	$232	$76	$2,922	$2,037	$744,702	$751,131
Commercial Real Estate - Owner Occupied	1,842	109	35	18,343	794	836,682	857,805
Commercial Real Estate - Non-Owner Occupied	2,369	—	—	17,303	—	1,544,623	1,564,295
Multifamily Real Estate	147	—	—	2,066	—	332,063	334,276
Commercial & Industrial	759	858	9	1,074	124	548,702	551,526
Residential 1-4 Family	7,038	534	2,048	16,200	5,279	998,448	1,029,547
Auto	2,570	317	111	—	169	258,904	262,071
HELOC	1,836	1,140	635	1,161	1,279	520,833	526,884
Consumer and all other	2,522	1,431	91	223	291	424,967	429,525
Total loans held for investment	$20,245	$4,621	$3,005	$59,292	$9,973	$6,209,924	$6,307,060

The following table shows the PCI loan portfolios, by segment and their delinquency status, at September 30, 2017 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$62	$—	$2,964	$3,026
Commercial Real Estate - Owner Occupied	463	643	16,562	17,668
Commercial Real Estate - Non-Owner Occupied	318	1,032	13,026	14,376
Multifamily Real Estate	—	—	77	77
Commercial & Industrial	—	—	625	625
Residential 1-4 Family	949	1,125	12,003	14,077
HELOC	132	128	722	982
Consumer and all other	34	—	176	210
Total	$1,958	$2,928	$46,155	$51,041

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2016 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$—	$84	$2,838	$2,922
Commercial Real Estate - Owner Occupied	271	519	17,553	18,343
Commercial Real Estate - Non-Owner Occupied	409	126	16,768	17,303
Multifamily Real Estate	—	—	2,066	2,066
Commercial & Industrial	44	56	974	1,074
Residential 1-4 Family	1,298	945	13,957	16,200
HELOC	175	121	865	1,161
Consumer and all other	—	—	223	223
Total	$2,197	$1,851	$55,244	$59,292

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans, by segment at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a specific allowance
Construction and Land Development	$13,889	$13,981	$—	$13,877	$14,353	$—
Commercial Real Estate - Owner Occupied	5,238	5,378	—	5,886	6,042	—
Commercial Real Estate - Non-Owner Occupied	5,548	5,636	—	1,399	1,399	—
Commercial & Industrial	1,632	1,880	—	648	890	—
Residential 1-4 Family	9,510	10,523	—	8,496	9,518	—
HELOC	1,651	1,741	—	1,017	1,094	—
Consumer and all other	521	631	—	230	427	—
Total impaired loans without a specific allowance	$37,989	$39,770	$—	$31,553	$33,723	$—

Loans with a specific allowance
Construction and Land Development	$1,347	$1,444	$113	$1,395	$1,404	$107
Commercial Real Estate - Owner Occupied	2,118	2,132	157	646	646	4
Commercial Real Estate - Non-Owner Occupied	2,032	2,032	42	2,809	2,809	474
Commercial & Industrial	2,511	2,562	909	857	880	14
Residential 1-4 Family	4,421	4,543	249	3,335	3,535	200
Auto	174	235	1	169	235	1
HELOC	766	800	56	323	433	15
Consumer and all other	242	310	43	62	298	1
Total impaired loans with a specific allowance	$13,611	$14,058	$1,570	$9,596	$10,240	$816
Total impaired loans	$51,600	$53,828	$1,570	$41,149	$43,963	$816

The following tables show the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans, by segment for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$15,654	$128	$15,378	$368
Commercial Real Estate - Owner Occupied	7,354	62	7,407	245
Commercial Real Estate - Non-Owner Occupied	7,597	57	7,584	185
Commercial & Industrial	4,139	36	4,203	121
Residential 1-4 Family	14,218	94	14,358	261
Auto	192	—	223	2
HELOC	2,460	7	2,492	29
Consumer and all other	800	8	690	20
Total impaired loans	$52,414	$392	$52,335	$1,231

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$28,195	$464	$27,645	$1,346
Commercial Real Estate - Owner Occupied	7,691	72	7,862	230
Commercial Real Estate - Non-Owner Occupied	3,777	33	3,759	98
Commercial & Industrial	4,628	42	4,964	134
Residential 1-4 Family	13,106	89	13,439	267
Auto	271	—	289	4
HELOC	2,118	7	2,185	35
Consumer and all other	453	—	620	6
Total impaired loans	$60,239	$707	$60,763	$2,120
The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the three and nine months ended September 30, 2017, the recorded investment in TDRs prior to modifications was not materially impacted by the modification.

The following table provides a summary, by segment, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Construction and Land Development	7	$2,841	$—	8	$3,793	$—
Commercial Real Estate - Owner Occupied	7	2,934	—	7	3,106	—
Commercial Real Estate - Non-Owner Occupied	3	2,196	—	2	2,390	—
Commercial & Industrial	12	2,112	—	3	533	—
Residential 1-4 Family	34	5,941	—	28	4,145	—
Consumer and all other	1	495	—	—	—	—
Total performing	64	$16,519	$—	48	$13,967	$—

Nonperforming
Construction and Land Development	5	$400	$—	2	$215	$—
Commercial Real Estate - Owner Occupied	2	142	—	2	156	—
Commercial & Industrial	5	1,062	—	1	116	—
Residential 1-4 Family	8	1,095	—	8	948	—
Consumer and all other	1	26	—	—	—	—
Total nonperforming	21	$2,725	$—	13	$1,435	$—

Total performing and nonperforming	85	$19,244	$—	61	$15,402	$—

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. The following table shows, by segment, TDRs that were identified by the Company as going into default during the period shown that were restructured in the prior twelve-month period (dollars in thousands):

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	No. of Loans	Recorded Investment	No. of Loans	Recorded Investment
Construction and Land Development	—	$—	2	$198
Commercial Real Estate - Owner Occupied	—	—	1	469
Commercial & Industrial	1	350	1	350
Residential 1-4 Family	2	187	4	605
Total	3	$537	8	$1,622

During the three and nine months ended September 30, 2016, the Company identified one loan, totaling approximately $23,000, that went into default that had been restructured in the twelve-month period prior to the time of default. This loan was a commercial real estate - owner occupied loan that had a term modification at a market rate.

The following table shows, by segment and modification type, TDRs that occurred during the three and nine months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Modified to interest only, at a market rate
Commercial & Industrial	3	$936	8	$1,596
Total interest only at market rate of interest	3	$936	8	$1,596

Term modification, at a market rate
Construction and Land Development	1	$160	4	$1,150
Commercial Real Estate - Owner Occupied	1	380	1	380
Commercial Real Estate - Non-Owner Occupied	1	571	3	2,196
Commercial & Industrial	—	—	4	969
Residential 1-4 Family	3	1,647	8	2,574
Consumer and all other	1	26	2	522
Total loan term extended at a market rate	7	$2,784	22	$7,791

Term modification, below market rate
Commercial Real Estate - Owner Occupied	—	$—	1	$841
Commercial & Industrial	—	—	3	179
Residential 1-4 Family	1	40	8	1,143
Total loan term extended at a below market rate	1	$40	12	$2,163

Total	11	$3,760	42	$11,550

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

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by segment for the nine months ended and as of September 30, 2017. The table below includes the provision for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$10,055	$193	$(2,115)	$535	$8,668
Commercial Real Estate - Owner Occupied	3,801	84	(46)	(620)	3,219
Commercial Real Estate - Non-Owner Occupied	6,622	2	(1,181)	1,825	7,268
Multifamily Real Estate	1,236	—	—	(136)	1,100
Commercial & Industrial	4,627	451	(1,241)	1,526	5,363
Residential 1-4 Family	6,399	332	(815)	(35)	5,881
Auto	946	352	(761)	398	935
HELOC	1,328	240	(861)	675	1,382
Consumer and all other	2,178	905	(2,929)	3,192	3,346
Total	$37,192	$2,559	$(9,949)	$7,360	$37,162

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$15,236	$113	$823,476	$8,555	$3,026	$—	$841,738	$8,668
Commercial Real Estate - Owner Occupied	7,356	157	878,499	3,062	17,668	—	903,523	3,219
Commercial Real Estate - Non-Owner Occupied	7,580	42	1,726,083	7,226	14,376	—	1,748,039	7,268
Multifamily Real Estate	—	—	368,609	1,100	77	—	368,686	1,100
Commercial & Industrial	4,143	909	549,754	4,454	625	—	554,522	5,363
Residential 1-4 Family	13,931	249	1,055,104	5,632	14,077	—	1,083,112	5,881
Auto	174	1	276,398	934	—	—	276,572	935
HELOC	2,417	56	532,047	1,326	982	—	535,446	1,382
Consumer and all other	763	43	586,118	3,303	210	—	587,091	3,346
Total loans held for investment, net	$51,600	$1,570	$6,796,088	$35,592	$51,041	$—	$6,898,729	$37,162

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
•Risk rated 0 loans have little or no risk and are with General Obligation Municipal Borrowers;
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

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of September 30, 2017 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$768,206	$57,190	$13,201	$115	$838,712
Commercial Real Estate - Owner Occupied	834,265	47,019	4,571	—	885,855
Commercial Real Estate - Non-Owner Occupied	1,702,500	23,764	7,399	—	1,733,663
Multifamily Real Estate	361,175	7,434	—	—	368,609
Commercial & Industrial	534,594	16,400	2,903	—	553,897
Residential 1-4 Family	1,045,736	15,878	4,480	2,941	1,069,035
Auto	273,446	2,910	143	73	276,572
HELOC	530,263	2,427	1,051	723	534,464
Consumer and all other	583,728	2,618	530	5	586,881
Total	$6,633,913	$175,640	$34,278	$3,857	$6,847,688

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

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of September 30, 2017 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,460	$1,311	$255	$—	$3,026
Commercial Real Estate - Owner Occupied	5,521	8,237	3,910	—	17,668
Commercial Real Estate - Non-Owner Occupied	10,676	2,435	1,265	—	14,376
Multifamily Real Estate	—	77	—	—	77
Commercial & Industrial	94	309	222	—	625
Residential 1-4 Family	7,498	4,227	1,577	775	14,077
HELOC	722	132	6	122	982
Consumer and all other	154	46	10	—	210
Total	$26,125	$16,774	$7,245	$897	$51,041

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$19,739	$22,139
Accretion	(4,896)	(4,232)
Reclass of nonaccretable difference due to improvement in expected cash flows	2,175	3,580
Other, net (1)	(452)	(1,149)
Balance at end of period	$16,566	$20,338

(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $51.0 million at September 30, 2017 and $59.3 million at December 31, 2016. The outstanding balance of the Company’s PCI loan portfolio totaled $62.8 million at September 30, 2017 and $73.6 million at December 31, 2016. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $942.0 million at September 30, 2017 and $1.1 billion at December 31, 2016; the remaining discount on these loans totaled $14.6 million at September 30, 2017 and $16.9 million at December 31, 2016.

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

Amortization expense of core deposit intangibles for the three and nine months ended September 30, 2017 totaled $1.4 million and $4.3 million, respectively; and the three and nine months ended September 30, 2016 totaled $1.7 million and $5.3 million, respectively. Amortization expense of other intangibles for the three and nine months ended September 30, 2017 totaled $120,000 and $360,000, respectively and $160,000 for the both three and nine months ended September 30, 2016. As of September 30, 2017, the estimated remaining amortization expense of intangibles is as follows (dollars in thousands):

For the remaining three months of 2017	$1,420
For the year ending December 31, 2018	4,664
For the year ending December 31, 2019	3,599
For the year ending December 31, 2020	2,509
For the year ending December 31, 2021	1,481
Thereafter	2,344
Total estimated amortization expense	$16,017

5. BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Securities sold under agreements to repurchase	$43,337	$59,281
Other short-term borrowings (1)	574,000	517,500
Total short-term borrowings	$617,337	$576,781

Maximum month-end outstanding balance	$696,529	$678,262
Average outstanding balance during the period	606,441	590,074
Average interest rate (year-to-date)	0.93%	0.49%
Average interest rate at end of period	1.15%	0.60%

(1) As of September 30, 2017 and December 31, 2016 , all other short-term borrowings were FHLB advances.

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $185.0 million and $175.0 million at September 30, 2017 and December 31, 2016, respectively. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both September 30, 2017 and December 31, 2016. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $2.7 billion and $2.4 billion at September 30, 2017 and December 31, 2016, respectively.

Long-term Borrowings

In connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the acquisition of StellarOne, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $6.5 million at September 30, 2017. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Trust Preferred Capital Securities (1)	Investment (1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	4.08%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	2.73%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	4.06%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	4.43%	6/26/2033
Total	$90,500,000	$2,801,000

(1)The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company's junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company's investment in the trusts is reported in "Other Assets" on the Consolidated Balance Sheets.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with an initial fixed interest rate of 5.00% through December 15, 2021. The interest rate then changes to a floating rate of LIBOR plus 3.175% through its maturity date in December 15, 2026. At September 30, 2017 and December 31, 2016, the carrying value of the subordinated debt was $150.0 million, with a remaining discount of $1.8 million, respectively.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings on the Company’s Consolidated Balance Sheets. In accordance with ASC 470-50, Modifications and Extinguishments, the Company is amortizing this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings on the Company’s Consolidated Statements of Income. Amortization expense for the three and nine months ended September 30, 2017 and 2016 was $486,000 and $1.4 million and $474,000 and $1.4 million, respectively.

In connection with the StellarOne acquisition, the Company assumed $70.0 million in long-term borrowings with the FHLB of which there is $20.0 million remaining at September 30, 2017 that had a remaining fair value premium of $223,000.

As of September 30, 2017, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	1.77%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.79%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.79%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.79%	11/23/2022	10,000
Fixed Rate	—	3.62%	11/28/2017	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
Fixed Rate Hybrid	—	1.58%	5/18/2020	20,000
				$210,000
(1) Interest rates calculated using non-rounded numbers.

As of December 31, 2016, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	1.44%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.45%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.45%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.45%	11/23/2022	10,000
Fixed Rate	—	3.62%	11/28/2017	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
				$190,000
(1) Interest rates calculated using non-rounded numbers.

For information on the carrying value of loans and securities pledged as collateral on FHLB advances as of September 30, 2017 and December 31, 2016, refer to Note 6 "Commitments and Contingencies".

As of September 30, 2017, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
For the remaining three months of 2017	$—	$—	$10,000	$(21)	$(488)	$9,491
2018	—	—	40,000	(343)	(1,970)	37,687
2019	—	—	—	(486)	(2,018)	(2,504)
2020	—	—	20,000	(501)	(2,074)	17,425
2021	—	—	—	(516)	(2,119)	(2,635)
Thereafter	93,301	150,000	140,000	(6,308)	(1,707)	375,286
Total Long-term borrowings	$93,301	$150,000	$210,000	$(8,175)	$(10,376)	$434,750

6. COMMITMENTS AND CONTINGENCIES

Litigation Matters
On September 7, 2017, Paul Parshall, a purported shareholder of Xenith, filed a putative class action lawsuit (the “Parshall Lawsuit”) in the United States District Court for the Eastern District of Virginia against Xenith, its current directors, and the Company on behalf of all public shareholders of Xenith. The plaintiff in the action alleged that the Company’s registration statement on Form S-4 filed with the SEC, as amended, relating to the Pending Merger omitted certain material information in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and further that the individual defendants were liable for those omissions under Section 20(a) of the Exchange Act. The relief sought in the lawsuit included preliminary and permanent injunction to prevent the completion of the Pending Merger, rescission or rescissory damages if the Pending Merger were completed, costs and attorneys’ fees. On November 6, 2017, Mr. Parshall filed a notice of voluntary dismissal, terminating the Parshall Lawsuit without prejudice.

On September 19, 2017, Shannon Rowe, a purported shareholder of Xenith, filed a putative class action lawsuit (the “Rowe Lawsuit”), also in the United States District Court for the Eastern District of Virginia, against Xenith and its current directors. The Company is not named as a defendant in the Rowe Lawsuit. The allegations in the Rowe Lawsuit are similar to the allegations in the Parshall Lawsuit.
At this time, it is not possible to predict the outcome of the proceeding in the Rowe Lawsuit or its impact on Xenith, the Company, or the Pending Merger. The Company believes that the claims in the Rowe Lawsuit are without merit and has been advised that Xenith and the Xenith board of directors also believe that the claims in the Rowe Lawsuit are without merit and that Xenith and the Xenith board of directors intend to defend vigorously against them.
In addition to the Rowe Lawsuit, in the ordinary course of its operations, the Company and its subsidiaries are parties to various other legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such other legal proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss rates, current economic conditions, risk ratings, and past due status among other factors in the consideration of whether credit losses are inherent in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve that includes balances relating to mortgage loans previously sold based on historical statistics and loss rates. As of both September 30, 2017 and December 31, 2016, the Company's reserves for off-balance sheet credit risk and indemnification were $1.1 million and are reported as a component of "Other Liabilities" on the Company's Consolidated Balance Sheets.

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

The following table presents the balances of commitments and contingencies (dollars in thousands):

	September 30, 2017	December 31, 2016
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$2,085,103	$1,924,885
Standby letters of credit	119,977	84,212
Total commitments with off-balance sheet risk	$2,205,080	$2,009,097

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the period ended September 30, 2017, the aggregate amount of daily average required reserves was approximately $73.1 million and was satisfied by vault cash holdings and deposits maintained with the Federal Reserve Bank.

As of September 30, 2017, the Company had approximately $45.4 million in deposits in other financial institutions, of which $23.8 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $20.3 million in deposits in other financial institutions that were uninsured at September 30, 2017. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 7 “Derivatives” for additional information.

As part of the Company's liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at September 30, 2017 and December 31, 2016 (dollars in thousands):

	Pledged Assets as of September 30, 2017
	Cash	AFS Securities (1)	HTM Securities (1)	Loans (2)	Total
Public deposits	$—	$224,153	$206,878	$—	$431,031
Repurchase agreements	—	88,257	—	—	88,257
FHLB advances	—	1,022	—	2,404,355	2,405,377
Derivatives	23,831	3,898	—	—	27,729
Other purposes	—	15,580	—	—	15,580
Total pledged assets	$23,831	$332,910	$206,878	$2,404,355	$2,967,974
(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2016
	Cash	AFS Securities (1)	HTM Securities (1)	Loans (2)	Total
Public deposits	$—	$210,546	$197,889	$—	$408,435
Repurchase agreements	—	108,208	—	—	108,208
FHLB advances	—	1,475	—	1,959,929	1,961,404
Derivatives	33,595	4,376	—	—	37,971
Other purposes	—	17,499	—	—	17,499
Total pledged assets	$33,595	$342,104	$197,889	$1,959,929	$2,533,517

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
On June 13, 2016, the Company terminated three interest rate swaps designated as cash flow hedges prior to their respective maturity dates. The unrealized gain of $1.3 million within Accumulated Other Comprehensive Income will be reclassified into earnings over a three year period using the effective interest method. The estimated net amount of gains expected to be reclassified into earnings by September 30, 2018 is $395,000.
Fair Value Hedge
Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates. During the normal course of business, the Company enters into interest rate swaps to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At September 30, 2017 and December 31, 2016, the aggregate notional amount of the related hedged items totaled $82.0 million and $65.9 million, respectively, and the fair value of the related hedged items was an unrealized loss of $597,000 and $890,000, respectively.
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

The following table summarizes key elements of the Company’s derivative instruments as of September 30, 2017 and December 31, 2016, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	September 30, 2017			December 31, 2016
		Derivative (2)			Derivative (2)
	Notional or Contractual Amount (1)	Assets	Liabilities	Notional or Contractual Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$152,500	$120	$9,460	$188,500	$211	$9,619
Fair value hedges	81,965	1,253	371	65,920	1,437	296
Derivatives not designated as accounting hedges:
Loan Swaps
Pay fixed - receive floating interest rate swaps	506,056	3,051	—	373,355	—	1,005
Pay floating - receive fixed interest rate swaps	506,056	—	3,051	373,355	1,005	—
Other contracts:
Interest rate lock commitments	50,311	685	—	48,743	610	—
Best efforts forward delivery commitments	80,307	245	—	85,400	1,469	—

(1) Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
(2) Balances represent fair value of derivative financial instruments.

For information regarding collateral pledged on derivative instruments, see Note 6 “Commitments and Contingencies.”

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - June 30, 2017	$7,733	$3,033	$(5,487)	$(1,271)	$4,008
Other comprehensive income (loss)	(2,729)	—	41	—	(2,688)
Amounts reclassified from accumulated other comprehensive income	(119)	(163)	189	84	(9)
Net current period other comprehensive income (loss)	(2,848)	(163)	230	84	(2,697)
Balance - September 30, 2017	$4,885	$2,870	$(5,257)	$(1,187)	$1,311

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2016	$(542)	$3,377	$(5,179)	$(1,465)	$(3,809)
Other comprehensive income (loss)	5,935	—	(766)	—	5,169
Amounts reclassified from accumulated other comprehensive income	(508)	(507)	688	278	(49)
Net current period other comprehensive income (loss)	5,427	(507)	(78)	278	5,120
Balance - September 30, 2017	$4,885	$2,870	$(5,257)	$(1,187)	$1,311

The change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - June 30, 2016	$14,412	$3,853	$(9,366)	$8,899
Other comprehensive income (loss)	1,121	—	(78)	1,043
Amounts reclassified from accumulated other comprehensive income	—	(237)	154	(83)
Net current period other comprehensive income (loss)	$1,121	$(237)	$76	$960
Balance - September 30, 2016	$15,533	$3,616	$(9,290)	$9,859

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - December 31, 2015	$7,777	$4,432	$(5,957)	$6,252
Other comprehensive income (loss)	7,851	—	(3,766)	4,085
Amounts reclassified from accumulated other comprehensive income	(95)	(816)	433	(478)
Net current period other comprehensive income (loss)	7,756	(816)	(3,333)	3,607
Balance - September 30, 2016	$15,533	$3,616	$(9,290)	$9,859

Reclassifications of unrealized gains (losses) on available for sale securities are reported on the Company’s Consolidated Statements of Income as “Gains on securities transactions, net” with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $184,000 and $782,000 for the three and nine months ended September 30, 2017, respectively, and $0 and $145,000 for the three and nine months ended September 30, 2016, respectively, related to the sale of securities. The tax effects of these transactions during the three and nine months ended September 30, 2017 were $64,000 and $274,000, respectively, and were $0 and $51,000 during the three and nine months ended September 30, 2016, respectively, which amounts were included as a component of income tax expense.

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer. Reclassifications of the unrealized gains on transferred securities are reported over time as accretion within interest income on the Company's Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company recorded accretion of $251,000 and $780,000 for the three and nine months ended September 30, 2017, respectively, and $365,000 and $1.3 million for the three and nine months ended September 30, 2016, respectively. The tax effect of these transactions during the three and nine months ended September 30, 2017 were $88,000 and $273,000, respectively, and were $128,000 and $439,000 for the three and nine months ended September 30, 2016, respectively, which were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $291,000 and $1.1 million for the three and nine months ended September 30, 2017, respectively, and $237,000 and $666,000 for the three and nine months ended September 30, 2016, respectively. The tax effects of these transactions during the three and nine months ended September 30, 2017 were $102,000 and $370,000, respectively, and were $83,000 and $233,000 during the three and nine months ended September 30, 2016, which were included as a component of income tax expense.

Reclassifications of unrealized losses on BOLI are reported in salaries and benefits expense on the Company's Consolidated Statements of Income. The Company reported expenses of $84,000 and $278,000 for the three and nine months ended September 30, 2017, respectively, and $0 for the both three and nine months ended September 30, 2016.

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

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale, as well as best effort forward delivery commitments to mitigate interest rate risk; these instruments are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. This value, however, is adjusted by a pull-through rate, which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments, while a decrease in the pull-through rate will result in a negative fair value adjustment. The Company’s weighted average pull-through rate was approximately 80% as of September 30, 2017 and December 31, 2016. The interest rate lock commitments are recorded as a component of “Other Assets” on the Company’s Consolidated Balance Sheets.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2017 and December 31, 2016.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 (dollars in thousands):

	Fair Value Measurements at September 30, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$292,199	$—	$292,199
Corporate and other bonds	—	115,422	—	115,422
Mortgage-backed securities	—	546,904	—	546,904
Other securities	—	13,836	—	13,836
Loans held for sale	—	30,896	—	30,896
Derivatives:
Interest rate swap	—	3,051	—	3,051
Cash flow hedges	—	120	—	120
Fair value hedges	—	1,253	—	1,253
Interest rate lock commitments	—	—	685	685
Best efforts forward delivery commitments	—	—	245	245

LIABILITIES
Derivatives:
Interest rate swap	$—	$3,051	$—	$3,051
Cash flow hedges	—	9,460	—	9,460
Fair value hedges	—	371	—	371

	Fair Value Measurements at December 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$275,890	$—	$275,890
Corporate and other bonds	—	121,780	—	121,780
Mortgage-backed securities	—	535,286	—	535,286
Other securities	—	13,808	—	13,808
Loans held for sale	—	36,487	—	36,487
Derivatives:
Interest rate swap	—	1,005	—	1,005
Cash flow hedges	—	211	—	211
Fair value hedges	—	1,437	—	1,437
Interest rate lock commitments	—	—	610	610
Best efforts forward delivery commitments	—	—	1,469	1,469

LIABILITIES
Derivatives:
Interest rate swap	$—	$1,005	$—	$1,005
Cash flow hedges	—	9,619	—	9,619
Fair value hedges	—	296	—	296

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

Impaired loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). At September 30, 2017 and December 31, 2016, the Level 3 weighted average adjustments related to impaired loans were 3.3% and 1.5%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Other real estate owned
OREO is evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Fair values of OREO are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. At September 30, 2017 and December 31, 2016, the Level 3 weighted average adjustments related to OREO were approximately 25.1% and 25.1%, respectively.

Total valuation expenses related to OREO properties for the three months ended September 30, 2017 and 2016 totaled $588,000 and $479,000, respectively. Total valuation expenses related to OREO properties for the nine months ended September 30, 2017 and 2016 totaled $845,000 and $879,000, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016 (dollars in thousands):

	Fair Value Measurements at September 30, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$7,143	$7,143
Other real estate owned	—	—	8,764	8,764

	Fair Value Measurements at December 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$4,344	$4,344
Other real estate owned	—	—	10,084	10,084

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2017 and December 31, 2016.

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

Bank-owned life insurance
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

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$176,961	$176,961	$—	$—	$176,961
Securities available for sale	968,361	—	968,361	—	968,361
Held to maturity securities	204,801	—	209,835	—	209,835
Restricted stock	68,441	—	68,441	—	68,441
Loans held for sale	30,896	—	30,896	—	30,896
Net loans	6,861,567	—	—	6,873,609	6,873,609
Derivatives:
Interest rate swap	3,051	—	3,051	—	3,051
Cash flow hedge	120	—	120	—	120
Fair value hedge	1,253	—	1,253	—	1,253
Interest rate lock commitments	685	—	—	685	685
Best efforts forward delivery commitments	245	—	—	245	245
Accrued interest receivable	25,279	—	25,279	—	25,279
Bank owned life insurance	181,451	—	181,451	—	181,451

LIABILITIES
Deposits	$6,881,826	$—	$6,873,124	$—	$6,873,124
Borrowings	1,052,087	—	1,031,983	—	1,031,983
Accrued interest payable	4,372	—	4,372	—	4,372
Derivatives:
Interest rate swap	3,051	—	3,051	—	3,051
Cash flow hedges	9,460	—	9,460	—	9,460
Fair value hedges	371	—	371	—	371

		Fair Value Measurements at December 31, 2016 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$179,237	$179,237	$—	$—	$179,237
Securities available for sale	946,764	—	946,764	—	946,764
Held to maturity securities	201,526	—	202,315	—	202,315
Restricted stock	60,782	—	60,782	—	60,782
Loans held for sale	36,487	—	36,487	—	36,487
Net loans	6,269,868	—	—	6,265,443	6,265,443
Derivatives:
Interest rate swap	1,005	—	1,005	—	1,005
Cash flow hedges	211	—	211	—	211
Fair value hedges	1,437	—	1,437	—	1,437
Interest rate lock commitments	610	—	—	610	610
Best efforts forward delivery commitments	1,469	—	—	1,469	1,469
Accrued interest receivable	23,448	—	23,448	—	23,448
Bank owned life insurance	179,318	—	179,318	—	179,318

LIABILITIES
Deposits	$6,379,489	$—	$6,370,457	$—	$6,370,457
Borrowings	990,089	—	970,195	—	970,195
Accrued interest payable	2,320	—	2,230	—	2,230
Derivatives:
Interest rate swap	1,005	—	1,005	—	1,005
Cash flow hedges	9,619	—	9,619	—	9,619
Fair value hedges	296	—	296	—	296

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

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands except per share data):

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three months ended September 30, 2017
Basic	20,658	43,707	$0.47
Add: potentially dilutive common shares - stock awards	—	85	—
Diluted	$20,658	43,792	$0.47
Three months ended September 30, 2016
Basic	20,401	43,566	$0.47
Add: potentially dilutive common shares - stock awards	—	189	—
Diluted	$20,401	43,755	$0.47
Nine months ended September 30, 2017
Basic	57,737	43,685	$1.32
Add: potentially dilutive common shares - stock awards	—	83	—
Diluted	$57,737	43,768	$1.32
Nine months ended September 30, 2016
Basic	56,699	43,854	$1.29
Add: potentially dilutive common shares - stock awards	—	114	—
Diluted	$56,699	43,968	$1.29

11. SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank segment and a mortgage loan origination business segment. The community bank segment includes one subsidiary bank, the Bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 111 retail locations in Virginia as of September 30, 2017. The mortgage segment includes UMG, which provides a variety of mortgage loan products principally in Virginia, North Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which serves to mitigate the Company’s exposure to interest rate risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest. The interest rate on the warehouse line of credit for the three and nine months ended September 30, 2017 and 2016 was the three month LIBOR rate plus 0.15% with no floor. These transactions are eliminated in the consolidation process.

A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
SEGMENT FINANCIAL INFORMATION

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended September 30, 2017
Net interest income	$70,718	$480	$—	$71,198
Provision for credit losses	3,056	(6)	—	3,050
Net interest income after provision for credit losses	67,662	486	—	68,148
Noninterest income	15,121	2,527	(112)	17,536
Noninterest expenses	55,133	2,475	(112)	57,496
Income before income taxes	27,650	538	—	28,188
Income tax expense	7,339	191	—	7,530
Net income	$20,311	$347	$—	$20,658
Total assets	$9,020,486	$97,154	$(88,204)	$9,029,436

Three Months Ended September 30, 2016
Net interest income	$66,605	$423	$—	$67,028
Provision for credit losses	2,455	17	—	2,472
Net interest income after provision for credit losses	64,150	406	—	64,556
Noninterest income	15,589	3,501	(140)	18,950
Noninterest expenses	54,353	2,700	(140)	56,913
Income before income taxes	25,386	1,207	—	26,593
Income tax expense	5,770	422	—	6,192
Net income	$19,616	$785	$—	$20,401
Total assets	$8,251,351	$90,692	$(83,813)	$8,258,230

Nine Months Ended September 30, 2017
Net interest income	$205,534	$1,231	$—	$206,765
Provision for credit losses	7,344	1	—	7,345
Net interest income after provision for credit losses	198,190	1,230	—	199,420
Noninterest income	47,080	7,743	(393)	54,430
Noninterest expenses	167,643	7,571	(393)	174,821
Income before income taxes	77,627	1,402	—	79,029
Income tax expense	20,791	501	—	21,292
Net income	$56,836	$901	$—	$57,737
Total assets	$9,020,486	$97,154	$(88,204)	$9,029,436

Nine Months Ended September 30, 2016
Net interest income	$195,508	$1,027	$—	$196,535
Provision for credit losses	7,215	161	—	7,376
Net interest income after provision for credit losses	188,293	866	—	189,159
Noninterest income	44,137	9,185	(465)	52,857
Noninterest expenses	158,964	7,937	(465)	166,436
Income before income taxes	73,466	2,114	—	75,580
Income tax expense	18,145	736	—	18,881
Net income	$55,321	$1,378	$—	$56,699
Total assets	$8,251,351	$90,692	$(83,813)	$8,258,230

Review Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Union Bankshares Corporation

We have reviewed the consolidated balance sheet of Union Bankshares Corporation (the “Company”) as of September 30, 2017, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2017 and 2016, and the consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2017 and 2016. These financial statements are the responsibility of the Company's management.

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
November 7, 2017

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2016 Form 10-K, including management’s discussion and analysis. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact, are based on certain assumptions as of the time they are made, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any projected future results, performance, or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

•
the possibility that any of the anticipated benefits of the acquisition of Xenith pursuant to a definitive merger agreement between the Company and Xenith, dated as of May 19, 2017 (the “Pending Merger”) with Xenith will not be realized or will not be realized within the expected time period, the businesses of the Company and Xenith may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, the expected revenue synergies and cost savings from the Pending Merger may not be fully realized or realized within the expected time frame, revenues following the Pending Merger may be lower than expected, customer and employee relationships and business operations may be disrupted by the Pending Merger, or completing the Pending Merger on the expected timeframe, may be more difficult, time-consuming or costly than expected,

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

More information on risk factors that could affect the Company’s forward-looking statements is available on the Company’s website, http://investors.bankatunion.com, or the Company's Annual Report on Form 10-K for the year ended December 31, 2016, this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, and other reports filed with the SEC, including without limitation the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. The information on the Company’s website is not a part of this Form 10-Q. All risk factors and uncertainties described in those documents should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

The critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, acquired loans, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of the Company’s 2016 Form 10-K.

The Company provides additional information on its critical accounting policies and estimates listed above under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in its 2016 Form 10-K.

ABOUT UNION BANKSHARES CORPORATION

Headquartered in Richmond, Union Bankshares Corporation is the largest community banking organization headquartered in Virginia and operates in all major banking markets of the Commonwealth. Union Bankshares Corporation is the holding company for Union Bank & Trust, which provides banking, trust, and wealth management services and has a statewide presence of 111 bank branches and approximately 173 ATMs. Non-bank affiliates of the holding company include: Union Mortgage Group, Inc., which provides a full line of mortgage products; Union Insurance Group, LLC, which offers various lines of insurance products; and Old Dominion Capital Management, Inc., which provides investment advisory services.

Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH. Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of or incorporated into this report.

RESULTS OF OPERATIONS

Executive Overview
For the quarter ended September 30, 2017, the Company reported net income of $20.7 million and earnings per share of $0.47. Excluding after-tax merger-related costs of $661,000, net operating earnings(1) were $21.3 million and operating earnings per share(1) were $0.49 for the third quarter of 2017. The Company's net operating earnings and operating earnings per share for the third quarter of 2017 represent an increase of $918,000, or 4.5%, over net income and an increase of $0.02, or 4.3%, over earnings per share, in each case compared to the third quarter of 2016. These increases are primarily attributable to increases in net interest income, driven by higher average loan balances partially offset by the impact of the decline in net interest margin.

For the nine months ended September 30, 2017, the Company reported net income of $57.7 million and earnings per share of $1.32. Excluding after-tax merger-related costs of $3.0 million, net operating earnings(1) were $60.8 million and operating earnings per share(1) were $1.39 for the first nine months of 2017. The Company's net operating earnings and operating earnings per share for the first nine months of 2017 represent an increase of $4.1 million, or 7.2%, over net income and an increase of $0.10, or 7.8%, over earnings per share, in each case compared to the first nine months of 2016. These increases are primarily attributable to increases in net interest income, driven by higher average loan balances, as well as higher overall noninterest income.

Select highlights for the third quarter of 2017 include:

•
The Company entered into a definitive merger agreement during the second quarter of 2017 to acquire Xenith in the Pending Merger, which is expected to close in early January 2018. On October 17, 2017, the Company and Xenith

jointly announced the receipt of regulatory approval from the Federal Reserve Bank and from the Virginia State Corporation Commission to move forward with the Pending Merger. On October 26, 2017, the Company and Xenith jointly announced that stockholders of both Union and Xenith, at separate special meetings, approved the Pending Merger of Xenith with and into Union.

•
Net income for the community bank segment was $20.3 million, or $0.46 per share, for the third quarter of 2017 compared to $19.6 million, or $0.45 per share, for the third quarter of 2016. Net operating earnings(1) for the community bank segment were $21.0 million, or $0.48 per share, for the third quarter of 2017.

•
Net income for the community bank segment was $56.8 million, or $1.30 per share, for the nine months ended September 30, 2017 compared to $55.3 million, or $1.26 per share, for the nine months ended September 30, 2016. Net operating earnings(1) for the community bank segment were $59.9 million, or $1.37 per share, for the nine months ended September 30, 2017.

•
The mortgage segment reported net income of $347,000 for the third quarter of 2017 compared to net income of $785,000 in the third quarter of 2016. The mortgage segment reported net income of $901,000 for the nine months ended September 30, 2017 compared to $1.4 million for the nine months ended September 30, 2016.

•
ROA was 0.91% for the quarter ended September 30, 2017 compared to 1.00% for the third quarter of 2016. Operating ROA(1) for the quarter ended September 30, 2017 was 0.94%. ROA was 0.88% for the nine months ended September 30, 2017 compared to 0.95% for the nine months ended September 30, 2016. Operating ROA(1) for the nine months ended September 30, 2017 was 0.93%.

•
ROE was 7.90% for the quarter ended September 30, 2017 compared to 8.14% for the third quarter of 2016. Operating ROE(1) for the quarter ended September 30, 2017 was 8.15%. ROE was 7.53% for the nine months ended September 30, 2017 compared to 7.64% for the nine months ended September 30, 2016. Operating ROE(1) for the nine months ended September 30, 2017 was 7.93%.

•
ROTCE was 11.34% for the quarter ended September 30, 2017 compared to 12.00% for the third quarter of 2016. Operating ROTCE(1) for the quarter ended September 30, 2017 was 11.70%. ROTCE was 10.90% for the nine months ended September 30, 2017 compared to 11.25% for the nine months ended September 30, 2016. Operating ROTCE(1) for the nine months ended September 30, 2017 was 11.47%.

•
Loans held for investment grew $591.7 million, or 12.5% (annualized), from December 31, 2016. Quarterly average loans held for investment increased $788.8 million, or 13.1%, compared to the quarter ended September 30, 2016.

•	Deposits grew $502.3 million, or 10.5% (annualized), from December 31, 2016. Quarterly average deposits increased $592.9 million, or 9.6%, compared to the quarter ended September 30, 2016.

(1)For a reconciliation of the non-GAAP operating measures that exclude merger-related costs unrelated to the Company’s normal operations, refer to “Non-GAAP Measures” section within this Item 2 of this Form 10-Q. Such costs were only incurred during the second and third quarter of 2017; thus each of these operating measures is equivalent to the corresponding GAAP financial measure for the three and nine months ended September 30, 2016.

Net Interest Income

	For the Three Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)
Average interest-earning assets	$8,167,919	$7,354,684	$813,235
Interest income	$84,850	$74,433	$10,417
Interest income (FTE) (1)	$87,498	$76,860	$10,638
Yield on interest-earning assets	4.12%	4.03%	9	bps
Yield on interest-earning assets (FTE) (1)	4.25%	4.16%	9	bps
Average interest-bearing liabilities	$6,382,452	$5,681,102	$701,350
Interest expense	$13,652	$7,405	$6,247
Cost of interest-bearing liabilities	0.85%	0.52%	33	bps
Cost of funds	0.66%	0.40%	26	bps
Net interest income	$71,198	$67,028	$4,170
Net interest income (FTE) (1)	$73,846	$69,455	$4,391
Net interest margin	3.46%	3.63%	(17)	bps
Net interest margin (FTE) (1)	3.59%	3.76%	(17)	bps
(1) Refer to the “Non-GAAP Measures” section within this Item 2 of this Form 10-Q for more information about this non-GAAP financial measure.

For the third quarter of 2017, net interest income was $71.2 million, an increase of $4.2 million from the third quarter of 2016. For the third quarter of 2017, tax-equivalent net interest income was $73.8 million, an increase of $4.4 million from the third quarter of 2016. The increases in both net interest income and tax-equivalent net interest income were primarily driven by higher average loan balances. Net accretion related to acquisition accounting increased $190,000 from the third quarter of 2016 to $1.7 million in the third quarter of 2017. In the third quarter of 2017, both net interest margin and tax-equivalent net interest margin decreased 17 basis points compared to the third quarter of 2016. The net decreases in net interest margin and tax-equivalent net interest margin measures were primarily driven by the 26 basis point increase in cost of funds, offset by the 9 basis point increase in interest-earning asset yields. The increase in the cost of funds was primarily attributable to subordinated debt that the Company issued in the fourth quarter of 2016 as well as increased interest-bearing deposit and short-term borrowing rates.

	For the Nine Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)
Average interest-earning assets	$7,922,944	$7,159,813	$763,131
Interest income	$242,712	$217,964	$24,748
Interest income (FTE) (1)	$250,548	$225,331	$25,217
Yield on interest-earning assets	4.10%	4.07%	3	bps
Yield on interest-earning assets (FTE) (1)	4.23%	4.20%	3	bps
Average interest-bearing liabilities	$6,196,663	$5,528,833	$667,830
Interest expense	$35,947	$21,429	$14,518
Cost of interest-bearing liabilities	0.78%	0.52%	26	bps
Cost of funds	0.61%	0.40%	21	bps
Net interest income	$206,765	$196,535	$10,230
Net interest income (FTE) (1)	$214,601	$203,902	$10,699
Net interest margin	3.49%	3.67%	(18)	bps
Net interest margin (FTE) (1)	3.62%	3.80%	(18)	bps
(1) Refer to the “Non-GAAP Measures” section within this Item 2 of this Form 10-Q for more information about this non-GAAP financial measure.

For the first nine months of 2017, net interest income was $206.8 million, an increase of $10.2 million from the first nine months of 2016. For the first nine months of 2017, tax-equivalent net interest income was $214.6 million, an increase of $10.7 million from the first nine months of 2016. The increases in both net interest income and tax-equivalent net interest income were primarily driven by higher average loan balances. Net accretion related to acquisition accounting increased $752,000 from the first nine months of 2016 to $4.8 million in the first nine months of 2017. In the first nine months of 2017, both net interest margin and tax-equivalent net interest margin decreased 18 basis points compared the first nine months of 2016. The net decreases in net interest margin and tax-equivalent net interest margin measures were driven by the 21 basis point increase in cost of funds, offset by the 3 basis point increase in interest-earning asset yields. The increase in the cost of funds was primarily attributable to subordinated debt that the Company issued in the fourth quarter of 2016 as well as increased interest-bearing deposit and short-term borrowing rates.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$774,513	$5,175	2.65%	$768,608	$4,732	2.45%
Tax-exempt	469,391	5,455	4.61%	449,944	5,302	4.69%
Total securities	1,243,904	10,630	3.39%	1,218,552	10,034	3.28%
Loans, net (3) (4)	6,822,498	76,333	4.44%	6,033,723	66,397	4.38%
Other earning assets	101,517	535	2.09%	102,409	429	1.67%
Total earning assets	8,167,919	$87,498	4.25%	7,354,684	$76,860	4.16%
Allowance for loan losses	(38,138)			(35,995)
Total non-earning assets	844,183			835,262
Total assets	$8,973,964			$8,153,951
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$3,457,279	$3,491	0.40%	$3,016,337	$1,682	0.22%
Regular savings	555,153	151	0.11%	598,232	207	0.14%
Time deposits	1,289,794	3,592	1.10%	1,181,936	2,663	0.90%
Total interest-bearing deposits	5,302,226	7,234	0.54%	4,796,505	4,552	0.38%
Other borrowings (5)	1,080,226	6,418	2.36%	884,597	2,853	1.28%
Total interest-bearing liabilities	6,382,452	$13,652	0.85%	5,681,102	$7,405	0.52%
Noninterest-bearing liabilities:
Demand deposits	1,495,614			1,408,453
Other liabilities	58,106			67,728
Total liabilities	7,936,172			7,157,283
Stockholders' equity	1,037,792			996,668
Total liabilities and stockholders' equity	$8,973,964			$8,153,951
Net interest income		$73,846			$69,455
Interest rate spread			3.40%			3.64%
Cost of funds			0.66%			0.40%
Net interest margin			3.59%			3.76%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $1.7 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on borrowings includes $47,000 and $181,000 for the three months ended September 30, 2017 and 2016, respectively, in accretion of the fair market value adjustments related to acquisitions.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$763,276	$15,081	2.64%	$756,042	$13,558	2.40%
Tax-exempt	463,944	16,338	4.71%	446,840	15,914	4.76%
Total securities	1,227,220	31,419	3.42%	1,202,882	29,472	3.27%
Loans, net (3) (4)	6,613,078	217,910	4.41%	5,869,511	194,839	4.43%
Other earning assets	82,646	1,219	1.97%	87,420	1,020	1.56%
Total earning assets	7,922,944	$250,548	4.23%	7,159,813	$225,331	4.20%
Allowance for loan losses	(38,205)			(35,439)
Total non-earning assets	846,076			832,467
Total assets	$8,730,815			$7,956,841
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$3,344,248	$8,189	0.33%	$2,903,336	$4,523	0.21%
Regular savings	571,735	493	0.12%	591,699	649	0.15%
Time deposits	1,250,180	9,728	1.04%	1,172,856	7,773	0.89%
Total interest-bearing deposits	5,166,163	18,410	0.48%	4,667,891	12,945	0.37%
Other borrowings (5)	1,030,500	17,537	2.28%	860,942	8,484	1.32%
Total interest-bearing liabilities	6,196,663	$35,947	0.78%	5,528,833	$21,429	0.52%
Noninterest-bearing liabilities:
Demand deposits	1,449,555			1,376,001
Other liabilities	59,744			60,910
Total liabilities	7,705,962			6,965,744
Stockholders' equity	1,024,853			991,097
Total liabilities and stockholders' equity	$8,730,815			$7,956,841
Net interest income		$214,601			$203,902
Interest rate spread			3.45%			3.68%
Cost of funds			0.61%			0.40%
Net interest margin			3.62%			3.80%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $4.7 million and $3.7 million for the nine months ended September 30, 2017 and 2016, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on borrowings includes $142,000 and $386,000 for the nine months ended September 30, 2017 and 2016, respectively, in accretion of the fair market value adjustments related to acquisitions.

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

	Three Months Ended September 30, 2017 vs. September 30, 2016 Increase (Decrease) Due to Change in:			Nine Months Ended September 30, 2017 vs. September 30, 2016 Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$37	$406	$443	$131	$1,392	$1,523
Tax-exempt	226	(73)	153	603	(179)	424
Total securities	263	333	596	734	1,213	1,947
Loans, net (1)	8,809	1,127	9,936	24,512	(1,441)	23,071
Other earning assets	(3)	109	106	(58)	257	199
Total earning assets	$9,069	$1,569	$10,638	$25,188	$29	$25,217
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$276	$1,533	$1,809	$769	$2,897	$3,666
Regular savings	(14)	(42)	(56)	(21)	(135)	(156)
Time Deposits	259	670	929	537	1,418	1,955
Total interest-bearing deposits	521	2,161	2,682	1,285	4,180	5,465
Other borrowings (2)	742	2,823	3,565	1,930	7,123	9,053
Total interest-bearing liabilities	1,263	4,984	6,247	3,215	11,303	14,518
Change in net interest income	$7,806	$(3,415)	$4,391	$21,973	$(11,274)	$10,699
(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $324,000 and $996,000 for the three- and nine-month change, respectively.
(2) The rate-related change in interest expense on other borrowings includes the impact of lower accretion of the acquisition-related fair market value adjustments of $134,000 and $244,000 for the three- and nine-month change, respectively.

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for the first three quarters of 2017 as well as the remaining estimated net accretion are reflected in the following table (dollars in thousands):

	Loan Accretion	Borrowings Accretion (Amortization)	Total
For the quarter ended March 31, 2017	$1,445	$48	$1,493
For the quarter ended June 30, 2017	1,570	47	1,617
For the quarter ended September 30, 2017	1,662	47	1,709
For the remaining three months of 2017 (estimated) (1)	1,358	28	1,386
For the years ending (estimated) (1):
2018	4,842	(143)	4,699
2019	3,483	(286)	3,197
2020	2,689	(301)	2,388
2021	2,187	(316)	1,871
2022	1,767	(332)	1,435
Thereafter	6,589	(4,974)	1,615
(1) Estimated accretion only includes accretion for previously executed acquisitions. The effects of the Pending Merger are not included in the information above.

Noninterest Income

	For the Three Months Ended
	September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$5,153	$4,965	$188	3.8%
Other service charges and fees	4,529	4,397	132	3.0%
Fiduciary and asset management fees	2,794	2,844	(50)	(1.8)%
Mortgage banking income, net	2,305	3,207	(902)	(28.1)%
Gains on securities transactions, net	184	—	184	NM
Bank owned life insurance income	1,377	1,389	(12)	(0.9)%
Loan-related interest rate swap fees	416	1,303	(887)	(68.1)%
Other operating income	778	845	(67)	(7.9)%
Total noninterest income	$17,536	$18,950	$(1,414)	(7.5)%

Community bank segment	$15,121	$15,589	$(468)	(3.0)%
Mortgage segment	2,527	3,501	(974)	(27.8)%
Intercompany eliminations	(112)	(140)	28	20.0%
Total noninterest income	$17,536	$18,950	$(1,414)	(7.5)%
NM - Not meaningful

Noninterest income declined $1.4 million, or 7.5%, to $17.5 million for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016. The decline was primarily due to lower mortgage banking income of $902,000, driven by declines in mortgage loan originations compared to the third quarter of 2016 and unrealized losses on mortgage banking derivatives in the third quarter of 2017 compared to unrealized gains on mortgage banking derivatives in the third quarter of 2016. Loan-related swap fees also declined $887,000 in the third quarter of 2017 compared to the third quarter of 2016. Customer-related fee income increased $320,000 primarily related to increases in overdraft and debit card interchange fees, and gains on sales of securities were $184,000 higher, in each case as compared to the third quarter of 2016.

	For the Nine Months Ended
	September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$14,945	$14,454	$491	3.4%
Other service charges and fees	13,575	12,971	604	4.7%
Fiduciary and asset management fees	8,313	7,315	998	13.6%
Mortgage banking income, net	7,123	8,324	(1,201)	(14.4)%
Gains on securities transactions, net	782	145	637	NM
Bank owned life insurance income	4,837	4,122	715	17.3%
Loan-related interest rate swap fees	2,627	3,056	(429)	(14.0)%
Other operating income	2,228	2,470	(242)	(9.8)%
Total noninterest income	$54,430	$52,857	$1,573	3.0%

Community bank segment	$47,080	$44,137	$2,943	6.7%
Mortgage segment	7,743	9,185	(1,442)	(15.7)%
Intercompany eliminations	(393)	(465)	72	15.5%
Total noninterest income	$54,430	$52,857	$1,573	3.0%
NM - Not meaningful

Noninterest income increased $1.6 million, or 3.0%, to $54.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. For the first nine months of 2017, customer-related fee income increased $1.1 million primarily related to increases in overdraft and debit card interchange fees; fiduciary and asset management fees were $998,000 higher due to the acquisition of ODCM in the second quarter of 2016; bank owned life insurance income increased $715,000 primarily related to death benefit proceeds received in 2017; and gains on sales of securities were $637,000 higher, in each case as compared to the first nine months of 2016. Mortgage banking income decreased $1.2 million primarily related to declines in mortgage loan originations and lower unrealized gains on mortgage banking derivatives in the first nine months of 2017 compared to the first nine months of 2016.

Noninterest expense

	For the Three Months Ended
	September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$29,769	$30,493	$(724)	(2.4)%
Occupancy expenses	4,939	4,841	98	2.0%
Furniture and equipment expenses	2,559	2,635	(76)	(2.9)%
Printing, postage, and supplies	1,154	1,147	7	0.6%
Communications expense	798	948	(150)	(15.8)%
Technology and data processing	4,232	3,917	315	8.0%
Professional services	1,985	1,895	90	4.7%
Marketing and advertising expense	1,944	1,975	(31)	(1.6)%
FDIC assessment premiums and other insurance	1,141	1,262	(121)	(9.6)%
Other taxes	2,022	639	1,383	216.4%
Loan-related expenses	1,349	1,531	(182)	(11.9)%
OREO and credit-related expenses	1,139	503	636	126.4%
Amortization of intangible assets	1,480	1,843	(363)	(19.7)%
Training and other personnel costs	887	863	24	2.8%
Merger-related costs	732	—	732	NM
Other expenses	1,366	2,421	(1,055)	(43.6)%
Total noninterest expense	$57,496	$56,913	$583	1.0%

Community bank segment	$55,133	$54,353	$780	1.4%
Mortgage segment	2,475	2,700	(225)	(8.3)%
Intercompany eliminations	(112)	(140)	28	20.0%
Total noninterest expense	$57,496	$56,913	$583	1.0%
NM - Not meaningful

Noninterest expense increased $583,000, or 1.0%, to $57.5 million for the quarter ended September 30, 2017 compared to $56.9 million for the third quarter of 2016. Excluding merger-related costs of $732,000, noninterest expense for the quarter ended September 30, 2017 declined $149,000, or 0.3%, compared to the third quarter of 2016. Salaries and benefits expenses declined by $724,000 primarily related to decreases in benefits and incentive compensation, offset by increases related to annual merit adjustments. Declines in other expenses primarily related to lower fraud-related and other losses of $364,000 as well as $400,000 in nonrecurring branch closing costs recognized in the third quarter of 2016. These decreases were partially offset by a nonrecurring reduction in expenses of approximately $900,000 in other taxes related to historic tax credits realized in the third quarter of 2016 related to the Company's investment in a historic rehabilitation project that was completed in that quarter and increased OREO and credit-related expenses due to losses on sales of OREO property in the third quarter of 2017 compared to gains on sales of OREO property in the third quarter of 2016 as well as higher valuation adjustments compared to the third quarter of 2016.

	For the Nine Months Ended
	September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$92,499	$87,061	$5,438	6.2%
Occupancy expenses	14,560	14,627	(67)	(0.5)%
Furniture and equipment expenses	7,882	7,867	15	0.2%
Printing, postage, and supplies	3,710	3,566	144	4.0%
Communications expense	2,580	2,964	(384)	(13.0)%
Technology and data processing	12,059	11,340	719	6.3%
Professional services	5,734	6,432	(698)	(10.9)%
Marketing and advertising expense	5,963	5,838	125	2.1%
FDIC assessment premiums and other insurance	2,793	4,003	(1,210)	(30.2)%
Other taxes	6,065	3,864	2,201	57.0%
Loan-related expenses	3,959	3,638	321	8.8%
OREO and credit-related expenses	2,023	1,965	58	3.0%
Amortization of intangible assets	4,661	5,468	(807)	(14.8)%
Training and other personnel costs	2,900	2,512	388	15.4%
Merger-related costs	3,476	—	3,476	NM
Other expenses	3,957	5,291	(1,334)	(25.2)%
Total noninterest expense	$174,821	$166,436	$8,385	5.0%

Community bank segment	$167,643	$158,964	$8,679	5.5%
Mortgage segment	7,571	7,937	(366)	(4.6)%
Intercompany eliminations	(393)	(465)	72	15.5%
Total noninterest expense	$174,821	$166,436	$8,385	5.0%
NM - Not meaningful

Noninterest expense increased $8.4 million, or 5.0%, to $174.8 million for the nine months ended September 30, 2017 compared to $166.4 million for the first nine month of 2016. Excluding merger-related costs of $3.5 million, noninterest expense for the nine months ended September 30, 2017 increased $4.9 million, or 2.9%, compared to the first nine months of 2016. Salaries and benefits expenses increased by $5.4 million primarily related to annual merit adjustments; increases in benefits and equity-based compensation; and increased expenses related to investments in the Company's growth, including the acquisition of ODCM. The increase in other taxes was partially offset by the decrease in FDIC expenses, including assessment premiums and other insurance, due to the impact of the issuance of subordinated debt in the fourth quarter of 2016. The remaining increase in other taxes was primarily related to a nonrecurring reduction in expenses of approximately $900,000 related to the Company's investment in a historic rehabilitation project that was completed, and the related historic tax credits realized, in the third quarter of 2016. Technology and data processing costs increased $719,000, mostly due to higher software maintenance and online banking costs due to increased customer activity compared to the nine months ended September 30, 2016. These increases were partially offset by lower intangible amortization expense of $807,000, declines in professional fees of $698,000 due to lower legal and consulting fees, and declines in fraud-related and other losses of $371,000 in each case as compared to the first nine months of 2016.

SEGMENT INFORMATION

Community Bank Segment

For the three months ended September 30, 2017, the community bank segment reported net income of $20.3 million, which was an increase of $695,000 compared to the third quarter of 2016. Excluding after-tax merger-related costs of $661,000, net operating earnings for the community bank segment for the quarter ended September 30, 2017 were $21.0 million, which was an increase of $1.4 million compared to the net income for the third quarter of 2016. Net interest income increased $4.1 million year-over-year to $70.7 million for the quarter ended September 30, 2017, primarily driven by higher average loan balances. The provision for credit losses for the quarter ended September 30, 2017 was $3.1 million, which was an increase of $601,000 compared to the provision for credit losses for the quarter ended September 30, 2016, driven by higher loan balances and higher levels of charge-offs in the third quarter of 2017.

Noninterest income decreased $468,000, or 3.0%, from $15.6 million in the third quarter of 2016 to $15.1 million in the third quarter of 2017. The decline was primarily due to lower loan-related swap fees of $887,000 compared to the third quarter of 2016. Customer-related fee income increased $320,000 primarily related to increases in overdraft and debit card interchange fees, and gains on sales of securities were $184,000 higher, in each case as compared to the third quarter of 2016.

Noninterest expense increased $780,000, or 1.4%, from $54.4 million for the third quarter of 2016 to $55.1 million for the quarter ended September 30, 2017. Excluding pre-tax merger-related costs of $732,000, noninterest expense for the quarter ended September 30, 2017 remained relatively flat compared to the third quarter of 2016. Salaries and benefits expenses declined by $623,000 primarily related to decreases in benefits and incentive compensation, offset by increases related to annual merit adjustments. Declines in other expenses primarily related to lower fraud-related and other losses of $364,000 as well as $400,000 in nonrecurring branch closing costs recognized in the third quarter of 2016. These decreases were partially offset by a nonrecurring reduction in expenses of approximately $900,000 related to the Company's investment in a historic rehabilitation project that was completed, and the related historic tax credits realized, in the third quarter of 2016 and increased OREO and credit-related expenses due to losses on sales of OREO property in the third quarter of 2017 compared to gains on sales of OREO property in the third quarter of 2016 as well as higher valuation adjustments compared to the third quarter of 2016.

For the nine months ended September 30, 2017, the community bank segment reported net income of $56.8 million, which was an increase of $1.5 million compared to the first nine months of 2016. Excluding after-tax merger-related costs of $3.0 million, net operating earnings for the community bank segment for the nine months ended September 30, 2017 were $59.9 million, which was an increase of $4.5 million compared to the net income for the first nine months of 2016. Net interest income increased $10.0 million year-over-year to $205.5 million for the nine months ended September 30, 2017, primarily driven by higher average loan balances. The provision for credit losses for the nine months ended September 30, 2017 was $7.3 million, which was an increase of $129,000 compared to the provision for credit losses for the nine months ended September 30, 2016, primarily driven by higher loan balances and higher levels of charge-offs during 2017.

Noninterest income increased $3.0 million, or 6.7%, from $44.1 million in the first nine months of 2016 to $47.1 million in the first nine months of 2017. For the first nine months of 2017, customer-related fee income increased $1.1 million primarily related to increases in overdraft and debit card interchange fees; fiduciary and asset management fees were $998,000 higher due to the acquisition of ODCM in the second quarter of 2016; bank owned life insurance income increased $715,000 primarily related to death benefit proceeds received in 2017; and gains on sales of securities were $637,000 higher, in each case as compared to the first nine months of 2016.

Noninterest expense increased $8.6 million, or 5.5%, from $159.0 million for the first nine months of 2016 to $167.6 million for the nine months ended September 30, 2017. Excluding merger-related costs of $3.5 million, noninterest expense for the nine months ended September 30, 2017 increased $5.2 million, or 3.3%, compared to the first nine months of 2016. Salaries and benefits expenses increased by $5.6 million primarily related to annual merit adjustments; increases in benefits and equity-based compensation; and increased expenses related to investments in the Company's growth, including the acquisition of ODCM. The net increase in FDIC and other insurance expenses and other taxes was primarily related to a nonrecurring reduction in expenses of approximately $900,000 related to the Company's investment in a historic rehabilitation project that was completed, and the related historic tax credits realized, in the third quarter of 2016. Technology and data processing costs increased $708,000, mostly due to higher software maintenance and online banking costs due to increased customer activity compared to the nine months ended September 30, 2016. These increases were partially offset by lower intangible amortization expense of $807,000, declines in professional fees of $792,000 due to lower legal and consulting fees, and declines in fraud-related and other losses of $371,000 in each case as compared to the first nine months of 2016.

Mortgage Segment

The mortgage segment reported net income of $347,000 for the third quarter of 2017, compared to net income of $785,000 in the third quarter of 2016. Mortgage banking income, net of commissions, decreased $902,000, primarily related to declines in mortgage loan originations and unrealized losses on mortgage banking derivatives in the third quarter of 2017 compared to unrealized gains on mortgage banking derivatives in the third quarter of 2016. Mortgage loan originations decreased $29.4 million, or 18.7%, from $156.7 million for the quarter ended September 30, 2016 to $127.3 million for the quarter ended

September 30, 2017. Noninterest expense decreased $225,000, or 8.3%, when comparing the third quarter of 2017 to the third quarter of 2016, largely a result of declines in personnel-related costs and equipment-related expenses.

The mortgage segment reported net income of $901,000 for the first nine months of 2017, compared to net income of $1.4 million for the first nine months of 2016. Mortgage banking income, net of commissions, decreased $1.2 million, primarily related to declines in mortgage loan originations and lower unrealized gains on mortgage banking derivatives in the first nine months of 2017 compared to the first nine months of 2016. Mortgage loan originations decreased $30.8 million, or 7.8%, from $394.9 million for the nine months ended September 30, 2016 to $364.1 million for the nine months ended September 30, 2017. Noninterest expense decreased $366,000, largely a result of declines in personnel-related costs and equipment-related expenses.

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

The effective tax rate for the three months ended September 30, 2017 and 2016 was 26.7% and 23.3%, respectively; the effective tax rate for the nine months ended September 30, 2017 and 2016 was 26.9% and 25.0%, respectively. The increase in the effective tax rate is primarily related to tax-exempt interest and bank owned life insurance income being a smaller percentage of pre-tax income in 2017 compared to 2016 as well as the impact of nondeductible acquisition-related expenses recognized in 2017. Additionally, the Company's effective tax rate in 2016 was lower due to historic tax credits realized in the third quarter of 2016 related to the Company's investment in a historic rehabilitation project that was completed in such quarter.

BALANCE SHEET

Assets
At September 30, 2017, total assets were $9.0 billion, an increase of $602.6 million, or 9.6% (annualized), from $8.4 billion at December 31, 2016. The increase in assets was mostly related to loan growth.

Loans held for investment, net of deferred fees and costs, were $6.9 billion at September 30, 2017, an increase of $591.7 million, or 12.5% (annualized), from December 31, 2016. Loan growth occurred across all categories. Quarterly average loans increased $788.8 million, or 13.1%, for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016. For additional information on the Company’s loan activity, please refer to “Loan Portfolio” within this Item 2 or Note 3 “Loans and Allowance for Loan Losses” in Part I, Item 1 “Financial Statements” of this report.

Liabilities and Stockholders’ Equity
At September 30, 2017, total liabilities were $8.0 billion, an increase of $562.3 million from December 31, 2016.

Total deposits were $6.9 billion at September 30, 2017, an increase of $502.3 million, or 10.5% (annualized), from December 31, 2016. Deposits increased in all categories with the exception of savings accounts when compared to year-end 2016, but was primarily driven by increases in demand and interest-bearing deposits consisting of NOW and money market accounts. Quarterly average deposits increased $592.9 million, or 9.6%, for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016. For further discussion on this topic, see “Deposits” within this Item 2.
At September 30, 2017, stockholders’ equity was $1.0 billion, an increase of $40.3 million from December 31, 2016. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes but have decreased from prior periods primarily due to asset growth. The total risk-based capital ratios at September 30, 2017 and December 31, 2016 were 12.94% and 13.56%, respectively. The Tier 1 risk-based capital ratios were 10.56% and 10.97% at September 30, 2017 and December 31, 2016, respectively. The common equity Tier 1 risk-based capital ratios were 9.40% and 9.72% at September 30, 2017 and December 31, 2016, respectively. The Company’s common equity to total asset ratios at September 30, 2017 and December 31, 2016 were 11.53% and 11.88%, respectively, while its tangible common equity to tangible assets ratios were 8.34% and 8.41%, respectively, at the same dates.

Also, the Company declared and paid a cash dividend of $0.20 per share during the third quarter of 2017, an increase of $0.01 per share, or 5.3%, compared to the dividend paid during the same quarter in the prior year. Dividends for the nine months ended September 30, 2017 were $0.60 compared to $0.57 for the nine months ended September 30, 2016.

Securities
At September 30, 2017, the Company had total investments in the amount of $1.2 billion, or 13.8 % of total assets, as compared to $1.2 billion, or 14.3% of total assets, at December 31, 2016. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore the Company earns a higher taxable equivalent yield on its portfolio as compared to many of its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the securities available for sale, securities held to maturity, and restricted stock as of the dates indicated (dollars in thousands):

	September 30, 2017	December 31, 2016
Available for Sale:
Obligations of states and political subdivisions	$292,199	$275,890
Corporate and other bonds	115,422	121,780
Mortgage-backed securities	546,904	535,286
Other securities	13,836	13,808
Total securities available for sale, at fair value	968,361	946,764

Held to Maturity:
Obligations of states and political subdivisions, at carrying value	204,801	201,526

Federal Reserve Bank stock	27,559	23,808
Federal Home Loan Bank stock	40,882	36,974
Total restricted stock, at cost	68,441	60,782
Total investments	$1,241,603	$1,209,072

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized during the three and nine months ended September 30, 2017. For the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000. During the quarter ended March 31, 2016, the municipal security was sold.  As a result, the Company recognized an additional loss on sale of the previously written down security. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of September 30, 2017 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Mortgage backed securities:
Amortized cost	$197	$82,828	$121,469	$341,544	$546,038
Fair value	202	83,072	121,515	342,115	546,904
Weighted average yield (1)	3.08%	2.16%	2.19%	2.43%	2.34%

Obligations of states and political subdivisions:
Amortized cost	11,795	44,929	82,296	146,901	285,921
Fair value	11,968	46,531	85,491	148,209	292,199
Weighted average yield (1)	5.69%	4.92%	4.34%	3.80%	4.21%

Corporate bonds and other securities:
Amortized cost	11,395	504	63,727	53,261	128,887
Fair value	11,340	504	64,824	52,590	129,258
Weighted average yield (1)	0.93%	1.04%	4.46%	2.31%	3.24%

Total securities available for sale:
Amortized cost	23,387	128,261	267,492	541,706	960,846
Fair value	23,510	130,107	271,830	542,914	968,361
Weighted average yield (1)	3.35%	3.12%	3.39%	2.79%	3.01%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of securities held to maturity at carrying value and their weighted average yields as of September 30, 2017 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Obligations of states and political subdivisions:
Carrying Value	$5,879	$41,196	$65,893	$91,833	$204,801
Fair value	5,902	41,959	67,444	94,530	209,835
Weighted average yield (1)	2.96%	2.78%	3.21%	3.78%	3.37%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of September 30, 2017, the Company maintained a diversified municipal bond portfolio with approximately 75% of its holdings in general obligation issues and the majority of the remainder backed by revenue bonds. Issuances within the State of Texas represented 12% and issuances within the State of Washington and the Commonwealth of Virginia both represented 11% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of September 30, 2017, liquid assets totaled $2.6 billion, or 29.2%, of total assets, and liquid earning assets totaled $2.5 billion, or 30.6% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of September 30, 2017, approximately $2.3 billion, or 32.9% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $156.3 million, or 12.6% of total securities, are scheduled to mature within one year.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. For additional information and the available balances on various lines of credit, please refer to Note 5 “Borrowings” in Part I, Item 1 “Financial Statements” of this report. In addition to lines of credit, the Bank may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. For additional information and outstanding balances on purchased certificates of deposits, please refer to “Deposits” within this Item 2.

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $6.9 billion at September 30, 2017, $6.3 billion at December 31, 2016, and $6.1 billion at September 30, 2016, respectively. Commercial real estate - non-owner occupied loans continue to represent the Company’s largest category, comprising 25.3% of the total loan portfolio at September 30, 2017.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016
Construction and Land Development	$841,738	12.2%	$799,938	11.8%	$770,287	11.8%	$751,131	11.9%	$776,430	12.6%
Commercial Real Estate - Owner Occupied	903,523	13.1%	888,285	13.1%	870,559	13.3%	857,805	13.6%	857,142	13.9%
Commercial Real Estate - Non-Owner Occupied	1,748,039	25.3%	1,698,329	25.1%	1,631,767	24.9%	1,564,295	24.8%	1,454,828	23.7%
Multifamily Real Estate	368,686	5.4%	367,257	5.4%	353,769	5.4%	334,276	5.3%	339,313	5.5%
Commercial & Industrial	554,522	8.0%	568,602	8.4%	576,567	8.8%	551,526	8.7%	509,857	8.3%
Residential 1-4 Family	1,083,112	15.7%	1,066,519	15.8%	1,057,439	16.1%	1,029,547	16.3%	999,361	16.3%
Auto	276,572	4.0%	274,162	4.0%	271,466	4.1%	262,071	4.2%	255,188	4.2%
HELOC	535,446	7.8%	535,088	7.9%	527,863	8.1%	526,884	8.4%	524,097	8.5%
Consumer and all other	587,091	8.5%	573,310	8.5%	494,329	7.5%	429,525	6.8%	432,702	7.0%
Total loans held for investment	$6,898,729	100.0%	$6,771,490	100.0%	$6,554,046	100.0%	$6,307,060	100.0%	$6,148,918	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of September 30, 2017 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Construction and Land Development	$841,738	$481,566	$220,078	$170,885	$49,193	$140,094	$102,639	$37,455
Commercial Real Estate - Owner Occupied	903,523	106,283	252,090	31,982	220,108	545,150	384,557	160,593
Commercial Real Estate - Non-Owner Occupied	1,748,039	173,965	601,345	198,386	402,959	972,729	693,236	279,493
Multifamily Real Estate	368,686	29,313	145,063	37,143	107,920	194,310	169,340	24,970
Commercial & Industrial	554,522	165,346	153,500	111,836	41,664	235,676	157,121	78,555
Residential 1-4 Family	1,083,112	76,215	337,860	11,569	326,291	669,037	370,497	298,540
Auto	276,572	2,188	—	—	—	274,384	135,387	138,997
HELOC	535,446	39,610	493,368	46,379	446,989	2,468	2,025	443
Consumer and all other	587,091	54,890	70,097	11,524	58,573	462,104	193,576	268,528
Total loans held for investment	$6,898,729	$1,129,376	$2,273,401	$619,704	$1,653,697	$3,495,952	$2,208,378	$1,287,574
The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at September 30, 2017, the largest components of the Company’s loan portfolio consisted of commercial real estate loans, residential 1-4 family loans, and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG primarily serves as a secondary mortgage banking operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview
At September 30, 2017, the Company had higher levels of NPAs compared to December 31, 2016 and September 30, 2016, due to the increase in nonaccrual loan levels, primarily related to three unrelated credit relationships that were classified as nonaccrual during the first and second quarters of 2017. Partially offsetting this increase, OREO balances declined compared to the same periods. The Company experienced increases in past due loan levels compared to December 31, 2016 and September 30, 2016 due to performing loans not being renewed prior to quarter end. As the Company's NPAs and past due loan levels have been at historic lows over the last several quarters, certain changes from quarter to quarter might stand out in comparison to one another but have an insignificant impact on the Company's overall asset quality position.

Net charge-offs increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, as some of the nonaccrual additions earlier in 2017 were charged off during the third quarter of 2017. The provision for loan losses also increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, as a result of the increased charge-offs and loan growth during 2017. The allowance for loan losses at September 30, 2017 was consistent with December 31, 2016.

All nonaccrual and past due loan metrics discussed below exclude PCI loans totaling $51.0 million (net of fair value mark of $11.7 million) at September 30, 2017.

Troubled Debt Restructurings
The total recorded investment in TDRs as of September 30, 2017 was $19.2 million, an increase of $3.8 million, or 24.9%, from $15.4 million at December 31, 2016 and an increase of $5.9 million, or 45.0%, from $13.3 million at September 30, 2016. Of the $19.2 million of TDRs at September 30, 2017, $16.5 million, or 85.8%, were considered performing while the remaining $2.7 million were considered nonperforming.

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

Nonperforming Assets
At September 30, 2017, NPAs totaled $28.9 million, an increase of $8.8 million, or 44.0%, from December 31, 2016 and an increase of $5.6 million, or 24.2%, from September 30, 2016. In addition, NPAs as a percentage of total outstanding loans increased 10 basis points to 0.42% at September 30, 2017 from 0.32% at December 31, 2016 and increased 4 basis points from 0.38% at September 30, 2016. These increases are due to the higher levels of nonaccrual loans at September 30, 2017 compared to the prior periods.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Nonaccrual loans, excluding PCI loans	$20,122	$24,574	$22,338	$9,973	$12,677
Foreclosed properties	6,449	6,828	6,951	7,430	7,927
Former bank premises	2,315	2,654	2,654	2,654	2,654
Total nonperforming assets	28,886	34,056	31,943	20,057	23,258
Loans past due 90 days and accruing interest	4,532	3,625	2,323	3,005	3,529
Total nonperforming assets and loans past due 90 days and accruing interest	$33,418	$37,681	$34,266	$23,062	$26,787

Performing TDRs	$16,519	$14,947	$14,325	$13,967	$11,824
PCI loans	51,041	56,167	57,770	59,292	62,346

Balances
Allowance for loan losses	$37,162	$38,214	$38,414	$37,192	$36,542
Average loans, net of deferred fees and costs	6,822,498	6,628,011	6,383,905	6,214,084	6,033,723
Loans, net of deferred fees and costs	6,898,729	6,771,490	6,554,046	6,307,060	6,148,918

Ratios
NPAs to total loans	0.42%	0.50%	0.49%	0.32%	0.38%
NPAs & loans 90 days past due to total loans	0.48%	0.56%	0.52%	0.37%	0.44%
NPAs to total loans & OREO	0.42%	0.50%	0.49%	0.32%	0.38%
NPAs & loans 90 days past due and accruing to total loans & OREO	0.48%	0.56%	0.52%	0.37%	0.43%
ALL to nonaccrual loans	184.68%	155.51%	171.97%	372.93%	288.25%
ALL to nonaccrual loans & loans 90 days past due and accruing	150.73%	135.52%	155.77%	286.58%	225.48%

NPAs at September 30, 2017 included $20.1 million in nonaccrual loans, a net increase of $10.1 million, or 101.8%, from December 31, 2016 and a net increase of $7.4 million, or 58.7%, from September 30, 2016. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Beginning Balance	$24,574	$22,338	$9,973	$12,677	$10,861
Net customer payments	(4,642)	(1,498)	(1,068)	(1,451)	(1,645)
Additions	4,114	5,979	13,557	1,094	4,359
Charge-offs	(3,376)	(2,004)	(97)	(1,216)	(660)
Loans returning to accruing status	—	(134)	(27)	(1,039)	(23)
Transfers to OREO	(548)	(107)	—	(92)	(215)
Ending Balance	$20,122	$24,574	$22,338	$9,973	$12,677

The majority of nonaccrual additions during 2017 relate to three unrelated credit relationships, comprised of commercial real estate - non-owner occupied loans, commercial & industrial loans, and constructions loans.

The following table presents the composition of nonaccrual loans at the quarters ended (dollars in thousands):

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Construction and Land Development	$5,671	$5,659	$6,545	$2,037	$2,301
Commercial Real Estate - Owner Occupied	2,205	1,279	1,298	794	1,609
Commercial Real Estate - Non-owner Occupied	2,701	4,765	2,798	—	—
Commercial & Industrial	1,252	4,281	3,245	124	1,344
Residential 1-4 Family	6,163	6,128	5,856	5,279	5,279
Auto	174	270	393	169	231
HELOC	1,791	2,059	1,902	1,279	1,464
Consumer and all other	165	133	301	291	449
Total	$20,122	$24,574	$22,338	$9,973	$12,677

NPAs at September 30, 2017 also included $8.8 million in OREO, a decline of $1.3 million, or 13.1%, from December 31, 2016 and a decline of $1.8 million, or 17.2%, from September 30, 2016. The following table shows the activity in OREO for the quarters ended (dollars in thousands):

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Beginning Balance	$9,482	$9,605	$10,084	$10,581	$13,381
Additions of foreclosed property	621	132	—	859	246
Valuation adjustments	(588)	(19)	(238)	(138)	(479)
Proceeds from sales	(648)	(272)	(277)	(1,282)	(2,844)
Gains (losses) from sales	(103)	36	36	64	277
Ending Balance	$8,764	$9,482	$9,605	$10,084	$10,581

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Land	$2,755	$3,205	$3,328	$3,328	$3,440
Land Development	1,993	2,050	2,111	2,379	2,320
Residential Real Estate	1,562	1,399	1,338	1,549	1,806
Commercial Real Estate	139	174	174	174	361
Former Bank Premises (1)	2,315	2,654	2,654	2,654	2,654
Total	$8,764	$9,482	$9,605	$10,084	$10,581
 (1) Includes closed branch property and land previously held for branch sites.

Past Due Loans
At September 30, 2017, total accruing past due loans were $34.3 million, or 0.50% of total loans, compared to $27.9 million, or 0.44% of total loans, at December 31, 2016 and $26.9 million, or 0.44% of total loans, at September 30, 2016. Of the total past due loans still accruing interest at September 30, 2017, $4.5 million, or 0.07% of total loans, were past due 90 days or more, compared to $3.0 million, or 0.05% of total loans, at December 31, 2016 and $3.5 million, or 0.06% of total loans, at September 30, 2016. As the Company's past due loan levels have been at historic lows over the last several quarters, certain changes from quarter to quarter might stand out in comparison to one another but have an insignificant impact on the Company's overall asset quality position.

Net Charge-offs
For the quarter ended September 30, 2017, net charge-offs were $4.1 million, or 0.24% of average loans on an annualized basis, compared to $929,000, or 0.06%, for the quarter ended September 30, 2016. Of the net charge-offs in the third quarter of 2017, the majority were previously considered impaired. For the nine months ended September 30, 2017, net charge-offs were $7.4 million, or 0.15% of total average loans on annualized basis, compared to $4.7 million, or 0.11%, for the same period in 2016. Of the net charge-offs during 2017, the majority were previously considered impaired.

Provision for Loan Losses
The provision for loan losses for the quarter ended September 30, 2017 was $3.1 million, an increase of $653,000 compared with the quarter ended September 30, 2016. The provision for loan losses for the nine months ended September 30, 2017 was $7.4 million compared to $7.2 million for the nine months ended September 30, 2016. The provision for loan losses increased in the first nine months of 2017 compared to the same period in 2016, primarily driven by higher loan balances and higher charge-off levels.

Allowance for Loan Losses
At both September 30, 2017 and December 31, 2016, the allowance for loan losses was $37.2 million. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of the total loan portfolio was 0.54% at September 30, 2017 compared to 0.59% at both December 31, 2016 and September 30, 2016. The decline is primarily related to lower specific reserves as well as declining historical loss factors.

The following table summarizes activity in the allowance for loan losses during the quarters ended (dollars in thousands):

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Balance, beginning of period	$38,214	$38,414	$37,192	$36,542	$35,074
Loans charged-off:
Commercial	684	316	241	620	16
Real estate	3,049	1,595	374	469	929
Consumer	1,256	1,416	1,018	738	518
Total loans charged-off	4,989	3,327	1,633	1,827	1,463
Recoveries:
Commercial	189	123	139	61	67
Real estate	272	306	273	806	303
Consumer	426	398	433	136	164
Total recoveries	887	827	845	1,003	534
Net charge-offs	4,102	2,500	788	824	929
Provision for loan losses	3,050	2,300	2,010	1,474	2,397
Balance, end of period	$37,162	$38,214	$38,414	$37,192	$36,542

ALL to loans	0.54%	0.56%	0.59%	0.59%	0.59%
Net charge-offs to average loans	0.24%	0.15%	0.05%	0.05%	0.06%
Provision to average loans	0.18%	0.14%	0.13%	0.09%	0.16%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the quarters ended (dollars in thousands):

	September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$5,363	8.0%	$5,614	8.4%	$5,279	8.8%	$4,627	8.7%	$5,403	8.3%
Real estate	27,518	79.5%	28,450	79.1%	29,356	79.6%	29,441	80.3%	28,064	81.0%
Consumer	4,281	12.5%	4,150	12.5%	3,779	11.6%	3,124	11.0%	3,075	10.7%
Total	$37,162	100.0%	$38,414	100.0%	$38,414	100.0%	$37,192	100.0%	$36,542	100.0%
 (1) The percent represents the loan balance divided by total loans.

Deposits
As of September 30, 2017, total deposits were $6.9 billion, an increase of $502.3 million, or 10.5% (annualized), from December 31, 2016. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.3 billion accounted for 24.7% of total interest-bearing deposits at September 30, 2017.

The following table presents the deposit balances by major categories as of the quarters ended (dollars in thousands):

	September 30, 2017		December 31, 2016
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Non-interest bearing	$1,535,149	22.3%	$1,393,625	21.8%
NOW accounts	1,851,327	26.9%	1,765,956	27.7%
Money market accounts	1,621,443	23.6%	1,435,591	22.5%
Savings accounts	553,082	8.0%	591,742	9.3%
Time deposits of $100,000 and over	621,070	9.0%	530,275	8.3%
Other time deposits	699,755	10.2%	662,300	10.4%
Total Deposits	$6,881,826	100.0%	$6,379,489	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of September 30, 2017 and December 31, 2016, there were $19.4 million and $0, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets. Maturities of time deposits as of September 30, 2017 were as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total
Maturities of time deposits of $100,000 and over	$57,493	$201,742	$361,835	$621,070
Maturities of other time deposits	62,724	273,340	363,691	699,755
Total time deposits	$120,217	$475,082	$725,526	$1,320,825

Capital Resources

Capital resources represent funds, earned or obtained, over which financial institutions can exercise greater or longer control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to stockholders.

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

Beginning January 1, 2016, the capital conservation buffer requirement began to be phased in at 0.625% of risk-weighted assets, and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019. As of September 30, 2017, the capital conservation buffer was 1.25% of risk-weighted assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The table summarizes the Company’s regulatory capital and related ratios for the periods presented (dollars in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Common equity Tier 1 capital	$734,892	$699,728	$685,329
Tier 1 capital	825,392	790,228	775,829
Tier 2 capital	186,012	185,917	37,032
Total risk-based capital	1,011,404	976,145	812,861
Risk-weighted assets	7,817,079	7,200,778	7,010,112

Capital ratios:
Common equity Tier 1 capital ratio	9.40%	9.72%	9.78%
Tier 1 capital ratio	10.56%	10.97%	11.07%
Total capital ratio	12.94%	13.56%	11.60%
Leverage ratio (Tier 1 capital to average assets)	9.52%	9.87%	9.89%
Capital conservation buffer ratio (1)	4.56%	4.97%	3.60%
Common equity to total assets	11.53%	11.88%	12.12%
Tangible common equity to tangible assets	8.34%	8.41%	8.57%
(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company's actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company's capital conservation buffer ratio.

NON-GAAP MEASURES

In reporting the results of September 30, 2017, the Company has provided supplemental performance measures on a tax-equivalent, tangible, and/or operating basis. These measures are a supplement to GAAP used to prepare the Company's financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company's non-GAAP measures may not be comparable to non-GAAP measures of other companies.

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

Operating measures exclude merger-related costs unrelated to the Company’s normal operations. Such costs were only incurred during the second and third quarters of 2017; thus each of these operating measures is equivalent to the corresponding GAAP financial measure for the three and nine months ended September 30, 2016. The Company believes these measures are useful to investors as they exclude certain costs resulting from acquisition activity and allow investors to more clearly see the combined economic results of the organization's operations.

The following table reconciles these non-GAAP measures from their respective U.S. GAAP basis measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Income (FTE)
Interest Income (GAAP)	$84,850	$74,433	$242,712	$217,964
FTE adjustment	2,648	2,427	7,836	7,367
Interest Income FTE (non-GAAP)	$87,498	$76,860	$250,548	$225,331
Average earning assets	$8,167,919	$7,354,684	$7,922,944	$7,159,813
Yield on interest-earning assets (GAAP)	4.12%	4.03%	4.10%	4.07%
Yield on interest-earning assets (FTE) (non-GAAP)	4.25%	4.16%	4.23%	4.20%
Net Interest Income (FTE)
Net Interest Income (GAAP)	$71,198	$67,028	$206,765	$196,535
FTE adjustment	2,648	2,427	7,836	7,367
Net Interest Income FTE (non-GAAP)	73,846	69,455	214,601	203,902
Average earning assets	$8,167,919	$7,354,684	$7,922,944	$7,159,813
Net interest margin (GAAP)	3.46%	3.63%	3.49%	3.67%
Net interest margin (FTE) (non-GAAP)	3.59%	3.76%	3.62%	3.80%
Tangible Assets
Ending Assets (GAAP)	$9,029,436	$8,258,230	$9,029,436	$8,258,230
Less: Ending goodwill	298,191	298,191	298,191	298,191
Less: Ending amortizable intangibles	16,017	22,343	16,017	22,343
Ending tangible assets (non-GAAP)	$8,715,228	$7,937,696	$8,715,228	$7,937,696
Tangible Common Equity
Ending Equity (GAAP)	$1,041,371	$1,000,964	$1,041,371	$1,000,964
Less: Ending goodwill	298,191	298,191	298,191	298,191
Less: Ending amortizable intangibles	16,017	22,343	16,017	22,343
Ending tangible common equity (non-GAAP)	$727,163	$680,430	$727,163	$680,430
Average equity (GAAP)	$1,037,792	$996,668	$1,024,853	$991,097
Less: Average goodwill	298,191	297,707	298,191	295,380
Less: Average amortizable intangibles	16,681	22,653	18,184	22,249
Average tangible common equity (non-GAAP)	$722,920	$676,308	$708,478	$673,468
ROE (GAAP)	7.90%	8.14%	7.53%	7.64%
ROTCE (non-GAAP)	11.34%	12.00%	10.90%	11.25%
Common equity to assets (GAAP)	11.53%	12.12%	11.53%	12.12%
Tangible common equity to tangible assets (non-GAAP)	8.34%	8.57%	8.34%	8.57%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Measures
Net income (GAAP)	$20,658	$20,401	$57,737	$56,699
Merger-related costs, net of tax	661	—	3,020	—
Net operating earnings (non-GAAP)	$21,319	$20,401	$60,757	$56,699

Weighted average common shares outstanding, diluted	43,792,058	43,754,915	43,767,502	43,967,725
Earnings per common share, diluted (GAAP)	$0.47	$0.47	$1.32	$1.29
Operating earnings per common share, diluted (non-GAAP)	$0.49	$0.47	$1.39	$1.29

Average assets (GAAP)	$8,973,964	$8,153,951	$8,730,815	$7,956,841
ROA (GAAP)	0.91%	1.00%	0.88%	0.95%
Operating ROA (non-GAAP)	0.94%	1.00%	0.93%	0.95%

Average common equity (GAAP)	$1,037,792	$996,668	$1,024,853	$991,097
ROE (GAAP)	7.90%	8.14%	7.53%	7.64%
Operating ROE (non-GAAP)	8.15%	8.14%	7.93%	7.64%

Average tangible common equity (non-GAAP)	$722,920	$676,308	$708,478	$673,468
ROTCE (non-GAAP)	11.34%	12.00%	10.90%	11.25%
Operating ROTCE (non-GAAP)	11.70%	12.00%	11.47%	11.25%

Noninterest expense (GAAP)	$57,496	$56,913	$174,821	$166,436
Less: Merger-related costs	732	—	3,476	—
Operating noninterest expense (non-GAAP)	$56,764	$56,913	$171,345	$166,436

Net interest income (GAAP)	$71,198	$67,028	$206,765	$196,535
Net interest income (FTE) (non-GAAP)	73,846	69,455	214,601	203,902
Noninterest income (GAAP)	17,536	18,950	54,430	52,857

Efficiency ratio (GAAP)	64.80%	66.19%	66.93%	66.74%
Efficiency ratio (FTE) (non-GAAP)	62.92%	64.38%	64.98%	64.82%
Operating efficiency ratio (FTE) (non-GAAP)	62.12%	64.38%	63.69%	64.82%

Community Bank Segment Operating Measures
Community bank segment net income (GAAP)	$20,311	$19,616	$56,836	$55,321
Merger-related costs, net of tax	661	—	3,020	—
Community bank segment net operating earnings (non-GAAP)	$20,972	$19,616	$59,856	$55,321

Weighted average common shares outstanding, diluted	43,792,058	43,754,915	43,767,502	43,967,725
Earnings per common share, diluted (GAAP)	$0.46	$0.45	$1.30	$1.26
Operating earnings per common share, diluted (non-GAAP)	$0.48	$0.45	$1.37	$1.26

Community bank segment noninterest expense (GAAP)	$55,133	$54,353	$167,643	$158,964
Less: Merger-related costs	732	—	3,476	—
Community bank segment operating noninterest expense (non-GAAP)	$54,401	$54,353	$164,167	$158,964

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of September 30, 2017 and 2016 (dollars in thousands):

	Change In Net Interest Income September 30,
	2017		2016
	%	$	%	$
Change in Yield Curve:
+300 basis points	7.65	23,401	11.25	31,821
+200 basis points	5.24	16,034	7.65	21,636
+100 basis points	2.82	8,634	3.91	11,051
Most likely rate scenario	—	—	—	—
-100 basis points	(3.21)	(9,828)	(3.30)	(9,338)
-200 basis points	(6.69)	(20,459)	(4.66)	(13,197)
-300 basis points	(7.04)	(21,528)	(4.76)	(13,464)

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

As of September 30, 2017, the Company was less asset sensitive in a rising interest rate environment scenario when compared to September 30, 2016 in part due to the composition of the balance sheet and in part due to the market characteristics of certain deposit products. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, the Company does not believe the down 200 and 300 basis point scenarios are plausible given the current level of interest rates.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended September 30, 2017 and 2016 (dollars in thousands):

	Change In Economic Value of Equity September 30,
	2017		2016
	%	$	%	$
Change in Yield Curve:
+300 basis points	(1.11)	(16,200)	2.67	35,364
+200 basis points	(0.05)	(800)	2.65	35,109
+100 basis points	0.41	5,960	1.85	24,533
Most likely rate scenario	—	—	—	—
-100 basis points	(2.72)	(39,795)	(4.68)	(61,889)
-200 basis points	(8.27)	(120,822)	(8.92)	(117,988)
-300 basis points	(9.58)	(139,886)	(5.86)	(77,480)

As of September 30, 2017, the Company was less sensitive to market interest rate fluctuations in the shock down 100, shock down 200 and shock up 100, 200, and 300 basis points scenarios when compared to September 30, 2016. The Company believes that the shock down 200 or 300 basis points analyses are not as meaningful since interest rates across most of the yield curve are near historic lows and are not likely to decrease another 200 or 300 basis points. While management considers this scenario highly unlikely, the natural floor increases the Company's sensitivity in rates down scenarios.

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

There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On September 7, 2017, Paul Parshall, a purported shareholder of Xenith, filed a putative class action lawsuit (the “Parshall Lawsuit”) in the United States District Court for the Eastern District of Virginia against Xenith, its current directors, and the Company on behalf of all public shareholders of Xenith. The plaintiff in the action alleged that the Company’s registration statement on Form S-4 filed with the SEC, as amended, relating to the Pending Merger omitted certain material information in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and further that the individual defendants were liable for those omissions under Section 20(a) of the Exchange Act. The relief sought in the lawsuit included preliminary and permanent injunction to prevent the completion of the Pending Merger, rescission or rescissory damages if the

Pending Merger were completed, costs and attorneys’ fees. On November 6, 2017, Mr. Parshall filed a notice of voluntary dismissal, terminating the Parshall Lawsuit without prejudice.

On September 19, 2017, Shannon Rowe, a purported shareholder of Xenith, filed a putative class action lawsuit (the “Rowe Lawsuit”), also in the United States District Court for the Eastern District of Virginia, against Xenith and its current directors. The Company is not named as a defendant in the Rowe Lawsuit. The allegations in the Rowe Lawsuit are similar to the allegations in the Parshall Lawsuit.
At this time, it is not possible to predict the outcome of the proceeding in the Rowe Lawsuit or its impact on Xenith, the Company, or the Pending Merger. The Company believes that the claims in the Rowe Lawsuit are without merit and has been advised that Xenith and the Xenith board of directors also believe that the claims in the Rowe Lawsuit are without merit and that Xenith and the Xenith board of directors intend to defend vigorously against them.
In addition to the Rowe Lawsuit, in the ordinary course of its operations, the Company and its subsidiaries are parties to various other legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such other legal proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

10.24
Union Bankshares Corporation Executive Severance Plan (as amended and restated effective January 1, 2018) (incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K filed September 26, 2017).

10.32
Severance Agreement and Release of Claims, dated October 24, 2017, by and between Union Bankshares Corporation, Union Bank & Trust and Elizabeth M. Bentley (incorporated by reference to Exhibit 10.32 to Current Report on Form 8-K filed October 24, 2017).

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

101.00
Interactive data files formatted in eXtensible Business Reporting Language for the quarter ended September 30, 2017 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation

(Registrant)

Date: November 7, 2017	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: November 7, 2017	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)