Form 10-K
period 2017-12-31
Union Bankshares Corp
filed 2018-02-27
CIK 883948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 29.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $1,447,596,105 based on the closing share price on that date of $33.90 per share.
The number of shares of common stock outstanding as of February 20, 2018 was 65,759,735.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

UNION BANKSHARES CORPORATION
FORM 10-K

i

Glossary of Acronyms and Defined Terms

AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union Bank & Trust
BHCA	–	Bank Holding Company Act of 1956
BOLI	–	Bank owned life insurance
bps	–	Basis points
CAMELS	–	International rating system bank supervisory authorities use to rate financial institutions.
CDARS	–	Certificates of Deposit Account Registry Service
CECL	–	Current expected credit loss
CFPB	–	Consumer Financial Protection Bureau
Code	–	Internal Revenue Code of 1986
Company	–	Union Bankshares Corporation and its subsidiaries
CRA	–	Community Reinvestment Act of 1977
DIF	–	Deposit Insurance Fund
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
ESOP	–	Employee Stock Ownership Plan
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
FDIA	–	Federal Deposit Insurance Act
FDIC	–	Federal Deposit Insurance Corporation
FDICIA	–	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FICO	–	Financing Corporation
FMB	–	First Market Bank, FSB
FRB or Federal Reserve	–	Board of Governors of the Federal Reserve System
FTE	–	Fully taxable equivalent
GAAP or U.S. GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
HTM	–	Held to maturity
LIBOR	–	London Interbank Offered Rate
NOL	–	Net operating losses
NPA	–	Nonperforming assets
ODCM	–	Old Dominion Capital Management, Inc.
OFAC	–	Office of Foreign Assets Control
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCA	–	Prompt Corrective Action
PCI	–	Purchased credit impaired
PSU	–	Performance stock units

REVG	–	Real Estate Valuation Group
ROA	–	Return on average assets
ROE	–	Return on average equity
ROTCE	–	Return on average tangible common equity
SAB	–	Staff Accounting Bulletin
SCC	–	Virginia State Corporation Commission
SEC	–	U.S. Securities and Exchange Commission
Tax Act	–	Tax Cuts and Jobs Act
TDR	–	Troubled debt restructuring
Treasury	–	U.S. Department of the Treasury
UIG	–	Union Insurance Group, LLC
UISI	–	Union Investment Services, Inc.
UMG	–	Union Mortgage Group, Inc.
VFG	–	Virginia Financial Group, Inc.
Xenith	–	Xenith Bankshares, Inc.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact, are based on certain assumptions as of the time they are made, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any projected future results, performance, or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

•
the possibility that any of the anticipated benefits of the merger of Xenith with and into the Company on January 1, 2018 (“the Merger”) will not be realized or will not be realized within the expected time period, the businesses of the Company and Xenith may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, the expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame, revenues following the Merger may be lower than expected, or customer and employee relationships and business operations may be disrupted by the Merger,

•	changes in interest rates,

•	general economic and financial market conditions,

•	the Company’s ability to manage its growth or implement its growth strategy,

•	the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets,

•	levels of unemployment in the Bank’s lending area,

•	real estate values in the Bank’s lending area,

•	an insufficient allowance for loan losses,

•	the quality or composition of the loan or investment portfolios,

•	concentrations of loans secured by real estate, particularly commercial real estate,

•	the effectiveness of the Company’s credit processes and management of the Company’s credit risk,

•	demand for loan products and financial services in the Company’s market area,

•	the Company’s ability to compete in the market for financial services,

•	technological risks and developments, and cyber-attacks or events,

•	performance by the Company’s counterparties or vendors,

•	deposit flows,

•	the availability of financing and the terms thereof,

•	the level of prepayments on loans and mortgage-backed securities,

•	legislative or regulatory changes and requirements,

•	the impact of the Tax Act, including, but not limited to, the effect of the lower corporate tax rate, including on the valuation of the Company's tax assets and liabilities,

•	any future refinements to the Company's preliminary analysis of the impact of the Tax Act on the Company,

•	changes in the effect of the Tax Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplement legislation,

•	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, and

•	accounting principles and guidelines.

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

PART I

ITEM 1. - BUSINESS.

GENERAL
The Company is a financial holding company and a bank holding company organized under Virginia law and registered under the BHCA. The Company, headquartered in Richmond, Virginia is committed to the delivery of financial services through its community bank subsidiary Union Bank & Trust and three non-bank financial services affiliates. As of December 31, 2017, the Company’s bank subsidiary and non-bank financial services affiliates were:

Community Bank
Union Bank & Trust	Richmond, Virginia

Financial Services Affiliates
Union Mortgage Group, Inc.	Glen Allen, Virginia
Union Insurance Group, LLC	Richmond, Virginia
Old Dominion Capital Management, Inc.	Charlottesville, Virginia

History
The Company was formed in connection with the July 1993 merger of Northern Neck Bankshares Corporation and Union Bancorp, Inc. Although the Company was formed in 1993, Union Bank & Trust Company, a predecessor of Union Bank & Trust, was formed in 1902, and certain other of the community banks that were acquired and ultimately merged to form what is now Union Bank & Trust were among the oldest in Virginia at the time they were acquired.

The table below indicates the year each community bank was formed, acquired by the Company, and merged into what is now Union Bank & Trust.

	Formed	Acquired	Merged
Union Bank & Trust Company	1902	n/a	2010
Northern Neck State Bank	1909	1993	2010
King George State Bank	1974	1996	1999
Rappahannock National Bank	1902	1998	2010
Bay Community Bank	1999	de novo bank	2008
Guaranty Bank	1981	2004	2004
Prosperity Bank & Trust Company	1986	2006	2008
First Market Bank, FSB	2000	2010	2010
StellarOne Bank	1994	2014	2014
Xenith Bank	1987	2018	2018

On January 1, 2018, the Company completed its acquisition of Xenith Bankshares, Inc. (“Xenith”) and the merger of Xenith's wholly-owned subsidiary, Xenith Bank, with and into the Bank, with the Bank surviving.

The Company’s headquarters are located in Richmond, Virginia, and its operations center is located in Ruther Glen, Virginia.

Product Offerings and Market Distribution
The Company is a financial holding company and bank holding company organized under the laws of the Commonwealth of Virginia and headquartered in Richmond, Virginia. The Company provides a full range of financial services through its bank subsidiary, Union Bank & Trust, throughout Virginia and in portions of Maryland and North Carolina. The Bank is a commercial bank chartered under the laws of the Commonwealth of Virginia that provides banking, trust, and wealth management services. As of January 1, 2018, the Bank had 150 branches, 39 of which are operated as Xenith Bank, a division of Union Bank & Trust of Richmond, Virginia, and approximately 220 ATMs in Virginia, Maryland, and North Carolina. Non-bank affiliates of the Company include: Union Mortgage Group, Inc., which provides a full line of mortgage products, Old

Dominion Capital Management, Inc., which provides investment advisory services, and Union Insurance Group, LLC, which offers various lines of insurance products.

The Bank is a full-service bank offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit, and other depository services, as well as loans for commercial, industrial, residential mortgage, and consumer purposes. The Bank offers credit cards through an arrangement with Elan Financial Services and delivers ATM services through the use of reciprocally shared ATMs in the major ATM networks as well as remote ATMs for the convenience of customers and other consumers. The Bank also offers mobile and internet banking services and online bill payment for all customers, whether retail or commercial.

Effective January 1, 2016, UISI was dissolved as a separate corporate entity and the securities, brokerage, and financial advisory businesses of UISI were integrated into the Bank's Wealth Management division, a division that offers brokerage, asset management, private banking, and trust services to individuals and corporations. Union Investment Services, operating as part of the Wealth Management Division of the Bank, executes securities transactions through Raymond James, Inc., an independent broker dealer.

The Bank also has a marine finance division, operating as Shore Premiere Finance, which was acquired as a result of the Merger.

In June of 2016, the Company opened a loan production office in Charlotte, North Carolina operating as UBTNC Commercial Finance, a division of Union Bank & Trust.

As of December 31, 2017, UMG had offices in Virginia (21), Maryland (1), and North Carolina (1). UMG provides a variety of mortgage products to customers in those states. The mortgage loans originated by UMG generally are sold in the secondary market through purchase agreements with institutional investors with servicing released. During 2015, the mortgage segment also began originating loans with the intent that the loans be held for investment purposes.

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

SEGMENTS
The Company has two reportable segments: its traditional full-service community banking business and its mortgage banking business. For more financial data and other information about each of the Company’s operating segments, refer to Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, “Segment Information – Community Bank Segment” and “Segment Information – Mortgage Segment,” and to Note 17 “Segment Reporting Disclosures” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

EXPANSION AND STRATEGIC ACQUISITIONS
The Company expands its market area and increases its market share through organic growth (internal growth and de novo expansion) and strategic acquisitions. Strategic acquisitions by the Company to date have included whole bank acquisitions, branch and deposit acquisitions, purchases of existing branches from other banks, and registered investment advisory firms. The Company generally considers acquisitions of companies in strong growth markets or with unique products or services that will benefit the entire organization. Targeted acquisitions are priced to be economically feasible with expected minimal short-term drag to achieve positive long-term benefits. These acquisitions may be paid for in the form of cash, stock, debt, or a combination thereof. The amount and type of consideration and deal charges paid could have a short-term dilutive effect on the Company’s earnings per share or book value. However, management anticipates that the cost savings and revenue enhancements in such transactions will provide long-term economic benefit to the Company.

On January 1, 2018, the Company acquired Xenith, pursuant to the terms and conditions of the Merger Agreement dated May 19, 2017. Pursuant to the Merger Agreement, Xenith's common shareholders received 0.9354 shares of the Company's common stock in exchange for each share of Xenith's common stock, resulting in the Company issuing 21,922,077 common shares. As a result of the transaction, Xenith Bank, Xenith's wholly-owned bank subsidiary, was merged with and into the Bank. Further information about the Xenith acquisition can be found in Note 20 "Subsequent Events".

On May 31, 2016, ODCM was acquired by Union Bank & Trust and currently operates as a stand-alone direct subsidiary of Union Bank & Trust from its offices in Charlottesville and Alexandria, Virginia. ODCM is a registered investment advisory firm with approximately $336.3 million in assets under management at December 31, 2017.

As of December 31, 2017, the Bank operated in-store bank branches in one Fas Mart location and one Walmart location. Previously the Bank operated in-store bank branches in MARTIN's Food Markets, acquired in connection with the Company’s acquisition of FMB in 2010; however, these branches were either sold or relocated to non-store locations in 2016 and 2017. Additionally, the Company built no new branches during the last five years.

EMPLOYEES
As of December 31, 2017, the Company had 1,419 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, and operations and other support personnel. Of this total, 106 were mortgage segment personnel. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company provides employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid time off, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive plans, deferred compensation plans for officers and key employees, an ESOP, and a 401(k) plan with employer match.
COMPETITION
The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions, other independent community banks, as well as consumer finance companies, mortgage companies, loan production offices, mutual funds, and life insurance companies. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, and the reputation of the institution. Credit unions increasingly have been allowed to expand their membership definitions, and because they enjoy a favorable tax status, they have been able to offer more attractive loan and deposit pricing. The Company’s non-bank affiliates also operate in highly competitive environments. The Company believes its community bank framework and philosophy provide a competitive advantage, particularly with regard to larger national and regional institutions, allowing the Company to compete effectively. The Company’s community bank segment generally has strong market shares within the markets it serves. The Company’s deposit market share in Virginia was 3.4% of total bank deposits as of June 30, 2017, making it the largest community bank headquartered in Virginia at that time.
ECONOMY
The economies in the Company’s market areas are widely diverse and include local and federal government, military, agriculture, and manufacturing. Based on Virginia Employment Commission data, the state’s unemployment rate is 3.7% as of December 31, 2017 compared to 4.1% at year-end 2016, and continues to be below the national rate of 4.1% at year-end 2017. The Company’s management continues to consider future economic events and their impact on the Company’s performance while focusing attention on managing nonperforming assets, controlling costs, and working with borrowers to mitigate and protect against risk of loss.

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

Banking Acquisitions; Changes in Control. The BHCA and related regulations require, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, any outstanding regulatory compliance issues of any institution that is a party to the transaction, the projected capital ratios and levels on a post-acquisition basis, the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction, the parties' managerial resources and risk management and governance processes and systems, the parties' compliance with the Bank Secrecy Act and anti-money laundering requirements, and the acquiring institution’s performance under the CRA and its compliance with fair housing and other consumer protection laws.

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

Under the FDIA, the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital management, internal controls and information systems, internal audit systems, information systems, data security, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, corporate governance, asset growth and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

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

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.

Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Under the final rules, which are applicable to financial institutions that have assets of $10.0 billion or more, the maximum permissible interchange fee is equal to the sum of 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The rules permit an upward adjustment to an issuer’s debit card interchange fee of no more than one cent per transaction if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

As the Bank exceeded $10.0 billion in assets on January 1, 2018, effective July 1, 2019 the Bank will become subject to the interchange fee cap, and no longer qualify for the small issuer exemption from the cap. The small issuer exemption applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year.

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
Under these updated risk-based capital requirements of the Federal Reserve, the Company and the Bank are required to maintain (i) a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0% (unchanged from the prior requirement), (ii) a minimum ratio of Tier 1 capital (which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities) as well as retained earnings, less certain intangibles and other adjustments) to risk-weighted assets of at least 6.0% (increased from the prior requirement of 4.0%), and (iii) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5% (a new requirement). These rules provide that “Tier 2 capital” consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Company were 10.14%, 9.04% and 12.43%, respectively, as of December 31, 2017, thus exceeding the minimum requirements for "well capitalized" status. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Bank were 11.66%, 11.66% and 12.14%, respectively, as of December 31, 2017, also exceeding the minimum requirements for "well capitalized" status.
Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines require a minimum Tier 1 leverage ratio of 3.0% for advanced approach banking organizations; all other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4.0%. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for PCA, its Tier 1 leverage ratio must be at least 5.0%. Banking organizations that have experienced internal growth or made acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2017, the Tier 1 leverage ratios of the Company and the Bank were 9.42% and 10.82%, respectively, well above the minimum requirements.

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

The Federal Reserve’s regulatory capital rules also provide that in some circumstances trust preferred securities may not be considered Tier 1 capital of a bank holding company with total consolidated assets of greater than $15 billion, and instead will qualify as Tier 2 capital. Following the acquisition of Xenith that was effective on January 1, 2018, the Corporation had $150.0 million of trust preferred securities outstanding and approximately $13.0 billion in total consolidated assets.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments based on average total assets minus average tangible equity to maintain the DIF.

As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment structure, set a target “designated reserve ratio” of 2 percent for the DIF, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2017, total base assessment rates for institutions that have been insured for at least five years with assets of $10 billion range from 1.5 to 40 bps. In addition, institutions with assets over $10 billion are subject to a surcharge equal to 4.5 bps of assets that exceed $10 billion, and will apply until the reserve ratio reaches 1.35 percent or until December 31, 2018, whichever is later. In 2017 and 2016, the Company paid $3.0 million and $4.4 million, respectively, in deposit insurance assessments.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the FICO bonds mature, with such maturities beginning in 2017 and continuing through 2019.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2017.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets., (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets, including, beginning April 1, 2018, the Company and the Bank. The Company and the Bank are subject to federal consumer protection rules enacted by the CFPB.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. Further, regulatory positions taken by the CFPB may influence how other regulatory agencies apply the subject consumer financial protection laws and regulations.

Mortgage Banking Regulation. In connection with making mortgage loans, the Company and the Bank are subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Company and the Bank are also subject to rules and regulations that require the collection and reporting of significant amounts of information with respect to mortgage loans and borrowers.

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

Cybersecurity. The federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack. If the Company or the Bank fails to meet the expectations set forth in this regulatory guidance, the Company or the Bank could be subject to various regulatory actions and any remediation efforts may require significant resources of the Company or the Bank.

In October 2016, the federal bank regulatory agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed and a final rule has not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal bank regulatory agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of financial institutions with less than $50 billion in total consolidated assets

Incentive Compensation. In 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s Board of Directors.

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

Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. Following the Company’s acquisition of Xenith that was effective January 1, 2018, the Company and the Bank each have total consolidated assets of more than $10 billion.

Because the Company’s and the Bank’s total consolidated assets exceed $10 billion, the Company and the Bank, as applicable and among other things: (i) are required to perform annual stress tests; (ii) are required to establish a dedicated risk committee of the board of directors responsible for overseeing enterprise-wide risk management policies, which must be commensurate with capital structure, risk profile, complexity, activities, size, and other appropriate risk-related factors, and must include as a member at least one risk management expert; (iii) may be examined for compliance with federal consumer protection laws primarily by the CFPB; (iv) are subject to increased FDIC deposit insurance assessment requirements; (v) are subject to a cap on debit card interchange fees; and (vi) may be subject to higher regulatory capital requirements.

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
The community banking industry is directly affected by national, regional, and local economic conditions. The economies in the Company’s market areas continued to improve during 2017, though there is no assurance that economic improvements will continue in the future. Management allocates significant resources to mitigate and respond to risks associated with changing economic conditions, however, such conditions cannot be predicted or controlled. Adverse changes in economic conditions, including a reduction in federal government spending, a flatter yield curve, extended low interest rates, or negative changes in consumer and business spending, borrowing, and savings habits, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. In addition, the Company holds securities which can be significantly affected by various factors, including interest rates and credit ratings assigned by third parties. Rising interest rates or an adverse credit rating on securities held by the Company could result in a reduction of the fair value of its securities portfolio and have an adverse impact on the Company's financial condition.
Adverse changes in economic conditions in Virginia, Maryland, or North Carolina or adverse conditions in an industry on which a local market in which the Company does business could hurt the Company’s business in a material way.
The Company provides full service banking and other financial services throughout Virginia and in portions of Maryland and North Carolina. The Company’s loan and deposit activities are directly affected by, and the Company’s financial success depends on, economic conditions within the local markets in which the Company does business, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions, housing demand, apartment vacancy rates and real estate values in the local market, and this could result in, among other things, a decline in loan demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral and a decline in the net worth and liquidity of borrowers and guarantors. Any of these factors could hurt the Company’s business in a material way.
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

Integrating Xenith into the Company’s operations may be more difficult, costly or time-consuming than expected, and, if the Company does not successfully combine Xenith’s business into its business, the Company’s results of operations would be adversely affected.
The Company’s future success will depend, in part, on its ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and Xenith and to combine those businesses in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the legacy customer relationships of Xenith or the Company or decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, the Company must successfully combine the businesses of the Company and Xenith. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the merger of the Company and Xenith may not be realized fully, or at all, or may take longer to realize than expected.

The success of the merger and the future operating performance of the Company and the Bank will depend, in part, on the Company’s ability to successfully combine the businesses of the Company and Xenith, including the merger of Xenith Bank into the Bank, which occurred on January 1, 2018. The success of the subsidiary bank merger will, in turn, depend on a number of factors, including the Company’s ability to: (i) integrate the operations and branches of Xenith Bank and the Bank; (ii) retain the deposits and customers of Xenith Bank and the Bank; (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the combined bank to improve its overall operating efficiencies; and (iv) retain and integrate the appropriate personnel of Xenith Bank into the operations of the Bank, as well as reducing overlapping bank personnel. The integration of Xenith Bank and the Bank has required, and will continue to require, the dedication of the time and resources of the Bank’s management and may temporarily distract management’s attention from the day-to-day business of the Bank. If the Bank is unable to successfully integrate Xenith Bank, the Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

The integration process could result in the loss of key employees, the disruption of the Company’s and the Bank’s ongoing business, and inconsistencies in standards, controls, procedures and policies that affect adversely the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business in the markets in which Xenith historically operated, which could have an adverse effect on the Company’s financial results and the value of its common stock. As with any merger of financial institutions, there also may be disruptions that cause the Bank to lose customers or cause customers to withdraw their deposits from the Bank, or other unintended consequences that could have a material adverse effect on the Company’s results of operations or financial condition. These integration matters could have an adverse effect on the Company for an undetermined period as it continues to integrate Xenith’s legacy business into the Company’s business.

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
The Company’s ALL may prove to be insufficient to absorb incurred losses in its loan portfolio.
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
Additionally, the measure of the Company's ALL is dependent on the adoption and interpretation of accounting standards. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” Under this ASU, the current incurred loss credit impairment methodology will be replaced with the CECL model, a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Accordingly, the implementation of the CECL model will change the Company's current method of providing ALL and may result in material changes in the Company's accounting for credit losses on financial instruments. The CECL model may create more volatility in the Company's level of ALL. If the Company is required to materially increase its level of ALL for any reason, such increase could adversely affect its business, financial condition, and results of operations. The amendment is effective for fiscal years beginning after December 15, 2019. The Company is currently assessing the requirements and necessary changes to the existing credit loss estimation methods and identifying a complete set of data requirements and sources as well as currently evaluating the impact the ASU will have on its consolidated financial statements.

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
When the Company completes an acquisition, often times goodwill and other intangible assets are recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment, and the Company performs such impairment analysis at least annually. A significant adverse change in expected future cash flows or sustained adverse change in the Company’s common stock could require the asset to become impaired. If impaired, the Company would incur a charge to earnings that would have a significant impact on the results of operations. The Company’s carrying value of goodwill was approximately $298.5 million at December 31, 2017.
The Company’s risk-management framework may not be effective in mitigating risk and loss.
The Company maintains an enterprise risk management program that is designed to identify, assess, mitigate, monitor, and report the risks that it faces, and that includes stress testing as required by the Dodd-Frank Act. These risks include: interest-rate, credit, liquidity, operational, reputation, compliance, and legal. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management program, or if the Company's controls break down, the Company’s results of operations and financial condition may be adversely affected.
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
Multiple major U.S. retailers and a major consumer credit reporting agency have experienced data systems incursions in recent years reportedly resulting in the thefts of credit and debit card information, online account information, and other personal and financial data of hundreds of millions of individuals. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although neither the Company’s nor the Bank’s systems are breached in retailer incursions, such incursions can still cause customers to be dissatisfied with the Bank and otherwise adversely affect the Company's and the Bank's reputation. These events can also cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers. In some cases, the Bank may be required to reimburse customers for the losses they incur. Credit reporting agency intrusions affect the Bank’s customers and can require these customers and the Bank to increase account monitoring and take remedial action to prevent unauthorized account activity or access. Other possible points of intrusion or disruption not within the Company’s nor the Bank’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.
The Company and the Bank rely on other companies to provide key components of their business infrastructure.
Third parties provide key components of the Company’s (and the Bank’s) business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any problem caused by these third parties, such as poor performance of services, failure to provide services, disruptions in communication services provided by a vendor, and failure to handle current or higher volumes could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties affect the vendor’s ability to serve the Company. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.
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
The amount, type, source, and cost of the Company’s funding directly impacts the ability to grow assets. In addition, the Company could need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if the Company’s asset quality or earnings were to deteriorate significantly, or if the Company develops an asset concentration that requires the support of additional capital. The ability to raise funds through deposits, borrowings, and other sources could become more difficult, more expensive, or altogether unavailable. A number of factors, many of which are outside the Company's control, could make such financing more difficult, more expensive or unavailable including: the financial condition of the Company at any given time; rate disruptions in the capital markets; the reputation for soundness and security of the financial services industry as a whole; and competition for funding from other banks or similar financial service companies, some of which could be substantially larger or have stronger credit ratings.
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

The Company may not be able to generate sufficient taxable income to fully realize its deferred tax assets.
The Company has NOL carryforwards and other tax attributes that relate to its deferred tax assets. The Company’s management currently believes that it is more likely than not that the Company will realize its deferred tax assets, based on management’s expectation that the Company will generate taxable income in future years sufficient to absorb substantially all of its NOL carryforwards and other tax attributes. If the Company is unable to generate sufficient taxable income, it may not be able to fully realize its deferred tax assets and would be required to record a valuation allowance against these assets. A valuation allowance would be recorded as income tax expense and would adversely affect the Company’s net income.

Sales of the Company’s common stock by certain institutional investors, merger or acquisition activity, or other capital transactions may result in an ownership change of control, thus limiting the Company’s ability to realize its deferred tax assets.
The Company’s ability to utilize its NOLs is subject to the rules of Section 382 of the Code, which generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, there is a cumulative increase of more than 50 percentage points over the lowest percentage of stock ownership by the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Department of Treasury regulations promulgated thereunder because of an increase of these shareholders over a rolling three-year period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. This annual limitation may be increased for five years after an ownership change by any “built-in gain,” which is the amount of a hypothetical intangible calculated as the value of the corporation less the fair value of tangible assets at the time of the ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.

The Company entered into voting agreements with certain former institutional shareholders of Xenith (each, a “Xenith institutional shareholder”) in connection with entry into the merger agreement with Xenith. The voting agreements provide that the Xenith institutional shareholders may not transfer or otherwise dispose of any shares of the Company common stock that they own during the 60 days following the merger closing date. In the voting agreements, the Company agreed, among other things, at each Xenith institutional shareholder’s option, to enter into a registration rights agreement with respect to such shareholder’s shares of the Company’s common stock within 30 days following the merger closing date. This period expired without any Xenith institutional shareholder exercising such option. After 60 days following the merger closing date, a Xenith institutional shareholder may sell its shares of the Company’s common stock in the public markets without restriction under its respective voting agreement.

In January 2018 the Company completed a secondary offering of shares of its common stock through which two Xenith institutional shareholders sold 7,931,926 shares of the Company’s common stock. Beginning on March 3, 2018, each of the remaining Xenith institutional shareholders may sell shares of the Company’s common stock it owns without restriction under the shareholder’s voting agreement.

If any of the remaining Xenith institutional shareholders sell large amounts of the Company’s common stock, especially in light of the shares of the Company’s common stock previously sold by certain Xenith institutional shareholders in the January 2018 secondary offering, the risk of an ownership change could increase. Additionally, any merger or acquisition activity in which the Company may engage would require it to evaluate whether an ownership change would occur. Given the rights of the Company’s institutional investors and level of merger and acquisition activity in the Company’s target markets, the Company cannot ensure that its ability to use its NOLs to offset income will not become limited in the future. As a result, the Company could pay taxes earlier and in larger amounts than would be the case if its NOLs were available to reduce its income taxes without restriction. If the utilization of the Company’s NOLs is restricted, it would be required to record a valuation allowance on its deferred tax assets, which could materially and adversely affect the Company’s net income.

Risks Related to the Company’s Regulatory Environment
Due to the Company’s increased asset size, the Company is subject to additional regulation, increased supervision and increased costs following its merger with Xenith.
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act impose additional regulatory requirements on institutions with $10 billion or more in assets. As of December 31, 2017, the Company had $9.3 billion in total assets. As of the merger closing date, the Company had approximately $13.0 billion in assets and, as a result, will be subject to the additional regulatory requirements, increased supervision and increased costs, including the following: (i) supervision, examination and enforcement by the Consumer Financial Protection Bureau with respect to consumer financial protection laws; (ii) regulatory stress testing requirements, whereby the Company will be required to conduct an annual stress test (using assumptions for baseline, adverse and severely adverse scenarios); (iii) a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates; (iv) enhanced supervision as a larger financial institution; and (v) under the Durbin Amendment to the Dodd-Frank Act, will be subject to a cap on the interchange fees that may be charged in certain electronic debit and prepaid card transactions.

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
The Company is subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of its operations. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Laws and regulations change from time to time and are primarily intended for the protection of consumers, depositors, the FDIC’s DIF, and the banking system of the whole, rather than shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies are unpredictable, but may negatively affect the Company or its ability to increase the value of its business. Such changes could include higher capital requirements, increased insurance premiums, increased compliance costs, reductions of noninterest income, limitations on services and products that can be provided, or the increased ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, and policies could result in actions by regulatory agencies or significant litigation against the Company, which could cause the Company to devote significant time and resources to defend itself and may lead to liability, penalties, reputational damage, or regulatory restrictions that materially adversely affect the Company and its shareholders. Future legislation, regulation, and government policy could affect the banking industry as a whole, including the Company's business and results of operations, in ways that are difficult to predict. In addition, the Company's results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.
The Company is subject to more stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act, which could adversely affect its return on equity and otherwise affect its business.
The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. These stricter capital requirements will be phased-in over a four-year period, which began on January 1, 2015, until they are fully-implemented on January 1, 2019. See “Business – Supervision and Regulation – The Bank - Capital Requirements” for further information about the requirements.
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
The Company’s common stock has less liquidity than stocks for larger publicly-traded companies.
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
Economic conditions may cause volatility in the Company’s common stock value.
The value of publicly traded stocks in the financial services sector can be volatile, including due to declining or sustained weak economic conditions, which may make it more difficult for a holder to sell the Company's common stock when the holder wants and at prices that are attractive. However, even in a stable economic environment the value of the Company’s common stock can be affected by a variety of factors such as expected results of operations, actual results of operations, actions taken by shareholders, news or expectations based on the performance of others in the financial services industry, and expected impacts of a changing regulatory environment. These factors not only impact the value of the Company’s common stock but could also affect the liquidity of the stock given the Company’s size, geographical footprint, and industry.

ITEM 1B. - UNRESOLVED STAFF COMMENTS.

The Company has no unresolved staff comments to report.

ITEM 2. - PROPERTIES.

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The Company leases its corporate headquarters, which is located in an office building at 1051 East Cary Street, Suite 1200, Richmond, Virginia. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. At December 31, 2017, the Bank operated 111 branches throughout Virginia. The Company owns its operations center, which is located in Ruther Glen, Virginia. See the Note 1 “Summary of Significant Accounting Policies” and Note 5 “Premises and Equipment” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases.

ITEM 3. - LEGAL PROCEEDINGS.

On September 7, 2017, Paul Parshall, a purported shareholder of Xenith, filed a putative class action lawsuit (the “Parshall Lawsuit”) in the United States District Court for the Eastern District of Virginia against Xenith, its current directors, and the Company on behalf of all public shareholders of Xenith. The plaintiff in the action alleged that the Company’s registration statement on Form S-4 filed with the SEC, as amended, relating to the Merger omitted certain material information in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and further that the individual defendants were liable for those omissions under Section 20(a) of the Exchange Act. The relief sought in the lawsuit included preliminary and permanent injunction to prevent the completion of the Merger, rescission or rescissory damages if the Merger were completed, costs and attorneys’ fees. On November 6, 2017, Mr. Parshall filed a notice of voluntary dismissal, terminating the Parshall Lawsuit without prejudice.

On September 19, 2017, Shannon Rowe, a purported shareholder of Xenith, filed a putative class action lawsuit (the “Rowe Lawsuit”), also in the United States District Court for the Eastern District of Virginia, against Xenith and its current directors. The Company is not named as a defendant in the Rowe Lawsuit. The allegations in the Rowe Lawsuit are similar to the allegations in the Parshall Lawsuit. On February 20, 2018, Ms. Rowe filed a notice of voluntary dismissal, terminating the Rowe Lawsuit without prejudice.

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

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2017, with (1) the Total Return Index for the NASDAQ Composite, and (2) the Total Return Index for SNL U.S. Bank NASDAQ. This comparison assumes $100 was invested on December 31, 2012 in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company previously also used the Total Return Index for NASDAQ Bank Stock, which is no longer available from the Company’s service provider. Instead, the Company is using the SNL U.S. Bank NASDAQ index as a replacement, which includes many of the same companies that are in the NASDAQ Bank Stock index and are also a part of the Company’s peer group.

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Union Bankshares Corporation	$100.00	$161.43	$160.47	$173.14	$252.67	$261.96
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank NASDAQ	100.00	143.73	148.86	160.70	222.81	234.58
Source: SNL Financial Corporation LC, Charlottesville, VA (2017)

Information on Common Stock, Market Prices and Dividends

The Company’s common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “UBSH.” There were 43,743,318 shares of the Company’s common stock outstanding at the close of business on December 29, 2017, which was the last business day of 2017. The shares were held by 4,365 shareholders of record. The closing price of the Company’s common stock on December 29, 2017, which was the last business day of 2017, was $36.17 per share compared to $35.74 on December 31, 2016.

The following table summarizes the high and low sales prices and dividends declared for quarterly periods during the years ended December 31, 2017 and 2016.

	Sales Prices				Dividends Declared
	2017		2016		2017	2016
	High	Low	High	Low
First Quarter	$39.37	$33.23	$25.48	$20.57	$0.20	$0.19
Second Quarter	36.49	29.50	27.39	23.79	$0.20	$0.19
Third Quarter	35.41	30.45	27.96	23.28	$0.20	$0.19
Fourth Quarter	39.02	31.77	36.69	26.13	$0.21	$0.20
					$0.81	$0.77

Regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2017 are set forth in Note 19 “Parent Company Financial Information,” contained in the “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I, Item 1 “Business” of this Form 10-K under the headings “Supervision and Regulation – The Company - Limits on Dividends and Other Payments.”

It is anticipated that dividends will continue to be paid on a quarterly basis. In making its decision on the payment of dividends on the Company’s common stock, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

Stock Repurchase Program

In the first quarter of 2016, the Company’s Board of Directors authorized a share repurchase program to purchase up to $25.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program expired on December 31, 2016, at which time approximately $13.0 million had gone unpurchased. The Company's Board of Directors did not authorize a share repurchase program in 2017.

ITEM 6. - SELECTED FINANCIAL DATA.
The following table sets forth selected financial data for the Company over each of the past five years ended December 31, (dollars in thousands, except per share amounts):

	2017	2016	2015	2014 (1)	2013 (1)
Results of Operations
Interest and dividend income	$330,194	$294,920	$276,771	$274,945	$172,127
Interest expense	50,037	29,770	24,937	19,927	20,501
Net interest income	280,157	265,150	251,834	255,018	151,626
Provision for credit losses	10,756	9,100	9,571	7,800	6,056
Net interest income after provision for credit losses	269,401	256,050	242,263	247,218	145,570
Noninterest income	71,674	70,907	65,007	61,287	38,728
Noninterest expenses	234,765	222,703	216,882	238,216	137,047
Income before income taxes	106,310	104,254	90,388	70,289	47,251
Income tax expense	33,387	26,778	23,309	18,125	12,885
Net income (2)	$72,923	$77,476	$67,079	$52,164	$34,366
Financial Condition
Assets	$9,315,179	$8,426,793	$7,693,291	$7,358,643	$4,176,353
Securities available for sale, at fair value	974,222	946,764	903,292	1,102,114	677,348
Securities held to maturity, at carrying value	199,639	201,526	205,374	—	—
Loans held for sale, at fair value	40,662	36,487	36,030	42,519	53,185
Loans held for investment, net of deferred fees and costs	7,141,552	6,307,060	5,671,462	5,345,996	3,039,368
Allowance for loan losses	38,208	37,192	34,047	32,384	30,135
Intangible assets, net	313,331	318,793	316,832	325,277	71,380
Tangible assets, net (3)	9,001,848	8,108,000	7,376,459	7,033,366	4,104,973
Deposits	6,991,718	6,379,489	5,963,936	5,638,770	3,236,842
Total borrowings	1,219,414	990,089	680,175	686,935	463,314
Total liabilities	8,268,850	7,425,761	6,697,924	6,381,474	3,783,543
Common stockholders' equity	1,046,329	1,001,032	995,367	977,169	437,810
Tangible common stockholders' equity (3)	732,998	682,239	678,535	651,892	366,430
Ratios
Net interest margin (2)	3.49%	3.66%	3.75%	3.96%	4.08%
Net interest margin (FTE) (3)	3.63%	3.80%	3.89%	4.09%	4.22%
Return on average assets (2)	0.83%	0.96%	0.90%	0.72%	0.85%
Return on average common stockholders' equity (2)	7.07%	7.79%	6.76%	5.30%	7.89%
Return on average tangible common stockholders' equity (2)(3)	10.20%	11.45%	10.00%	8.02%	9.48%
Efficiency ratio (2)	66.73%	66.27%	68.45%	75.31%	72.00%
Efficiency ratio (FTE) (3)	64.77%	64.31%	66.54%	73.43%	70.06%
CET1 capital (to risk weighted assets)	9.04%	9.72%	10.55%	11.20%	11.26%
Tier 1 capital (to risk weighted assets)	10.14%	10.97%	11.93%	12.76%	13.03%
Total capital (to risk weighted assets)	12.43%	13.56%	12.46%	13.38%	14.16%
Leverage Ratio	9.42%	9.87%	10.68%	10.62%	10.69%
Common equity to total assets	11.23%	11.88%	12.94%	13.28%	10.48%
Tangible common equity / tangible assets (3)	8.14%	8.41%	9.20%	9.27%	8.93%

	2017	2016	2015	2014 (1)	2013 (1)
Asset Quality
Allowance for loan losses	$38,208	$37,192	$34,047	$32,384	$30,135
Nonaccrual loans	$21,743	$9,973	$11,936	$19,255	$15,035
OREO	$6,636	$10,084	$15,299	$28,118	$34,116
ALL / total outstanding loans	0.54%	0.59%	0.60%	0.61%	0.99%
Nonaccrual loans/total loans	0.30%	0.16%	0.21%	0.36%	0.49%
ALL / nonaccrual loans	175.73%	372.93%	285.25%	168.18%	200.43%
NPAs / total outstanding loans	0.40%	0.32%	0.48%	0.89%	1.62%
Net charge-offs / total average loans	0.15%	0.09%	0.14%	0.11%	0.36%
Provision / total average loans	0.17%	0.15%	0.17%	0.15%	0.20%
Per Share Data
Earnings per share, basic	$1.67	$1.77	$1.49	$1.13	$1.38
Earnings per share, diluted (2)	1.67	1.77	1.49	1.13	1.37
Cash dividends paid per share	0.81	0.77	0.68	0.58	0.54
Market value per share	36.17	35.74	25.24	24.08	24.81
Book value per share	24.10	23.15	22.38	21.73	17.63
Tangible book value per share (3)	16.88	15.78	15.25	14.50	14.76
Dividend payout ratio	48.50%	43.50%	45.64%	51.33%	39.42%
Weighted average shares outstanding, basic	43,698,897	43,784,193	45,054,938	46,036,023	24,975,077
Weighted average shares outstanding, diluted	43,779,744	43,890,271	45,138,891	46,130,895	25,030,711
(1) Changes to previously reported 2014 and 2013 amounts were the result of the adoption of ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects."
(2) This performance metric is presented on a GAAP basis; however, there are related supplemental non-GAAP performance measures that the Company believes may be useful to investors as they exclude non-operating adjustments resulting from acquisitions as well as other nonrecurring tax expenses as applicable and allow investors to see the combined economic results of the organization. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. Refer to Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K for operating metrics, which exclude merger-related costs and certain nonrecurring items, including operating earnings, return on average assets, return on average equity, return on average tangible common equity, efficiency ratio, and earnings per share.
(3) Non-GAAP; please refer to Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K.

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
Allowance for Loan Losses - The provision for loan losses charged to operations is an amount sufficient to bring the ALL to an estimated balance that management considers adequate to absorb probable incurred losses inherent in the portfolio. Loans are charged against the ALL when management believes the collectability of the principal is unlikely, while recoveries of amounts previously charged-off are credited to the ALL. Management’s determination of the adequacy of the ALL is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values.
The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews consist of reviews by the Company's Loan Review Group. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator. Consumer loans are generally not risk rated; the primary credit quality indicator for this loan segment is delinquency status. The Company has various committees that review and ensure that the ALL methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.
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

The Company obtains independent appraisals from a pre-approved list of independent, third party appraisers located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal REVG performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal, while an administrative review ensures that all of the required components of an appraisal are present. Independent appraisals or valuations are updated every 12 months for all impaired loans. The Company’s impairment analysis documents the date of the appraisal used in the analysis. Adjustments to appraised values are only permitted to be made by the REVG. The impairment analysis is reviewed and approved by senior Credit Administration officers and the Special Assets Loan Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.
General Reserve Component
The general reserve component covers non-impaired loans and is quantitatively derived from an estimate of credit losses adjusted for various qualitative factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the net charge-off historical loss experience to the average loan balance of the portfolio averaged during a period that management has determined to be adequately reflective of the losses inherent in the loan portfolio. The Company has implemented a rolling 20-quarter look back period, which is re-evaluated on a periodic basis to ensure the reasonableness of the period being used.
The following table shows the types of qualitative factors management considers:

QUALITATIVE FACTORS
Portfolio	National / International	Local
Experience and ability of lending team	Interest rates	Level of economic activity
Pace of loan growth	Inflation	Unemployment
Footprint and expansion	Unemployment	Competition
Execution of loan risk rating process	Gross domestic product	Military/government impact
Degree of credit oversight	International uncertainty
Underwriting standards	Home Price Index
Delinquency levels in portfolio	Commercial Real Estate Price Index
Charge-off trends in portfolio
Credit concentrations / nature and volume of the portfolio

Impaired Loans- A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

For the consumer loan segment, large groups of smaller balance homogeneous loans are collectively evaluated for impairment. This evaluation subjects each of the Company’s homogenous pools to a historical loss factor derived from net charge-offs experienced over the preceding 20 quarters. The Company applies payments received on impaired loans to principal and interest based on the contractual terms until they are placed on nonaccrual status. All payments received are then applied to reduce the principal balance and recognition of interest income is terminated, as previously discussed.

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
The Company performed its annual impairment testing as of April 30, 2017 and determined that there was no impairment to its goodwill or intangible assets. The Company also performed a qualitative analysis to determine if any factors necessitated additional testing and no indicators of impairment were noted as of year-end.

RESULTS OF OPERATIONS

Executive Overview

Net Income & Performance Metrics

•
The Company reported net income of $72.9 million and earnings per share of $1.67 for the year ended December 31, 2017 compared to net income of $77.5 million and earnings per share of $1.77 for the year ended December 31, 2016.

•	The Company's net operating earnings(1) were $83.6 million and operating earnings per share(1) were $1.91 for 2017.

•	ROA was 0.83% for 2017 compared to 0.96% for 2016; operating ROA(1) was 0.95% for 2017.

•	ROE was 7.07% for 2017 compared to 7.79% for 2016; operating ROE(1) was 8.11% for 2017.

•	ROTCE(1) was 10.20% for 2017 compared to 11.45% for 2016; operating ROTCE(1) was 11.69% for 2017.

Segment Results

•
The Company’s community banking segment reported net income of $71.8 million and earnings per share of $1.64 for the year ended December 31, 2017, compared to net income of $75.7 million and earnings per share of $1.73 for the year ended December 31, 2016. Net operating earnings(1) were $82.3 million and net operating earnings per share(1) were $1.88 for 2017.

•
The Company’s mortgage segment reported net income of $1.1 million for the year ended December 31, 2017, compared to $1.8 million for the year ended December 31, 2016. Net operating earnings(1) were $1.2 million for 2017.

Balance Sheet

•
Loans held for investment, net of deferred fees and costs, were $7.1 billion at December 31, 2017, an increase of $834.4 million, or 13.2%, from December 31, 2016. The increase was primarily driven by growth in the commercial loan portfolio.

•
Total deposits at December 31, 2017 were $7.0 billion, an increase of $612.2 million, or 9.6%, when compared to $6.4 billion at December 31, 2016. The increase was primarily driven by growth in low-cost deposits.

•	Cash dividends per common share increased to $0.81 during 2017 from $0.77 per common share during 2016.

Xenith Acquisition

•	The Company acquired Xenith January 1, 2018. The 2017 results included herein are prior to the effective date of the Merger.

(1) For a reconciliation of these non-GAAP financial measures, including the non-GAAP operating measures that exclude merger-related costs and nonrecurring tax expenses unrelated to the Company’s normal operations, refer to Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K. Such costs were not incurred during 2016; thus each of these operating measures is equivalent to the corresponding GAAP financial measure for the year ended December 31, 2016.

Net Income
2017 compared to 2016
Net income for the year ended December 31, 2017 decreased $4.6 million, or 5.9%, from $77.5 million to $72.9 million and represented earnings per share of $1.67 compared to $1.77 for the year ended December 31, 2016. Excluding $4.4 million in after-tax merger-related costs and $6.3 million in nonrecurring tax expenses related to the Tax Act, net operating earnings (non-GAAP) were $83.6 million and operating earnings per share (non-GAAP) were $1.91 for the year ended December 31, 2017. For reconciliation of the non-GAAP measures, refer to section “Non-GAAP Measures” included within this Item 7.
Net interest income in 2017 increased $15.0 million from 2016, primarily driven by higher average loan balances. The provision for credit losses increased $1.7 million from $9.1 million in 2016 to $10.8 million in 2017 mainly due to loan growth.
Noninterest income increased $767,000 from $70.9 million in 2016 to $71.7 million in 2017. The increase was driven by increases in customer-related fee income, fiduciary and asset management fees, and BOLI income, which were partially offset by declines in mortgage banking income and loan-related interest rate swap fees.
Noninterest expense increased $12.1 million, or 5.4%, from $222.7 million in 2016 to $234.8 million in 2017. Excluding $5.4 million in merger-related costs in 2017, operating noninterest expense (non-GAAP) increased $6.7 million, or 3.0%, compared to 2016. This increase is primarily driven by an increase in salaries and benefits costs, OREO and credit-related expenses, and technology and data processing fees, which were partially offset by decreases in amortization of intangible assets and communication expenses.
2016 compared to 2015
Net income for the year ended December 31, 2016 increased $10.4 million, or 15.5%, from $67.1 million to $77.5 million and represented earnings per share of $1.77 compared to $1.49 for 2015. The increase was primarily related to higher net interest income.
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

Short-term interest rates increased gradually during 2017; however, the broader decline in long-term market interest rates over the last several years continues to place downward pressure on the Company’s earning asset yields and related interest income. The Company's cost of funds increased in 2017 due to the issuance of subordinated debt in the fourth quarter of 2016 and due to the increase in short-term interest rates as FHLB advances were re-priced at higher rates during the year.

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

	For the Year Ended December 31,
	2017	2016	Change
	(Dollars in thousands)
Average interest-earning assets	$8,016,311	$7,249,090	$767,221
Interest income	$330,194	$294,920	$35,274
Interest income (FTE) (1)	$340,810	$305,164	$35,646
Yield on interest-earning assets	4.12%	4.07%	5	bps
Yield on interest-earning assets (FTE) (1)	4.25%	4.21%	4	bps
Average interest-bearing liabilities	$6,262,536	$5,600,174	$662,362
Interest expense	$50,037	$29,770	$20,267
Cost of interest-bearing liabilities	0.80%	0.53%	27	bps
Cost of funds	0.62%	0.41%	21	bps
Net interest income	$280,157	$265,150	$15,007
Net interest income (FTE) (1)	$290,773	$275,394	$15,379
Net interest margin	3.49%	3.66%	(17)	bps
Net interest margin (FTE) (1)	3.63%	3.80%	(17)	bps
 (1) Refer to Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K.

For the year ended December 31, 2017, net interest income was $280.2 million, an increase of $15.0 million from 2016. For the year ended December 31, 2017, tax-equivalent net interest income was $290.8 million, an increase of $15.4 million from the prior year, primarily driven by higher average loan balances. Net accretion related to acquisition accounting increased $1.3 million from $5.7 million in 2016 to $7.0 million in 2017. For the year ended December 31, 2017, both net interest margin and tax-equivalent net interest margin decreased by 17 basis points compared to 2016. The net declines in these margin measures were primarily driven by the 21 basis point increase in cost of funds, partially offset by the increase in interest-earning asset yields. The increase in the cost of funds was primarily attributable to the subordinated notes that the Company issued in the fourth quarter of 2016 as well as increased interest-bearing deposit and short-term borrowing rates.

	For the Year Ended December 31,
	2016	2015	Change
	(Dollars in thousands)
Average interest-earning assets	$7,249,090	$6,713,239	$535,851
Interest income	$294,920	$276,771	$18,149
Interest income (FTE) (1)	$305,164	$285,850	$19,314
Yield on interest-earning assets	4.07%	4.12%	(5)	bps
Yield on interest-earning assets (FTE) (1)	4.21%	4.26%	(5)	bps
Average interest-bearing liabilities	$5,600,174	$5,147,689	$452,485
Interest expense	$29,770	$24,937	$4,833
Cost of interest-bearing liabilities	0.53%	0.48%	5	bps
Cost of funds	0.41%	0.37%	4	bps
Net interest income	$265,150	$251,834	$13,316
Net interest income (FTE) (1)	$275,394	$260,913	$14,481
Net interest margin	3.66%	3.75%	(9)	bps
Net interest margin (FTE) (1)	3.80%	3.89%	(9)	bps
 (1) Refer to Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K.

For the year ended December 31, 2016, net interest income was $265.2 million, an increase of $13.3 million from 2015. For the year ending December 31, 2016, tax-equivalent net interest income was $275.4 million, an increase of $14.5 million from 2015, primarily driven by higher average loan balances. Net accretion related to acquisition accounting decreased $946,000 from $6.6 million in 2015 to $5.7 million in 2016. For the year ended December 31, 2016, both net interest margin and tax-equivalent net interest margin decreased by 9 basis points compared to 2015. The net declines in these margin measures were primarily driven by the 5 basis point decrease in interest-earning asset yields and the 4 basis point increase in cost of funds. The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates, as well as lower levels of fees on loans in 2016.

The following table shows interest income on interest-earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the years indicated (dollars in thousands):
AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
Assets:
Securities:
Taxable	$761,994	$20,305	2.66%	$754,287	$18,319	2.43%	$717,816	$15,606	2.17%
Tax-exempt	468,111	21,852	4.67%	448,405	21,216	4.73%	426,000	20,744	4.87%
Total securities	1,230,105	42,157	3.43%	1,202,692	39,535	3.29%	1,143,816	36,350	3.18%
Loans, net (3) (4)	6,701,101	296,958	4.43%	5,956,125	264,197	4.44%	5,487,367	248,021	4.52%
Other earning assets	85,105	1,695	1.99%	90,273	1,432	1.59%	82,056	1,479	1.80%
Total earning assets	8,016,311	$340,810	4.25%	7,249,090	$305,164	4.21%	6,713,239	$285,850	4.26%
Allowance for loan losses	(38,014)			(36,034)			(32,779)
Total non-earning assets	841,845			833,249			812,435
Total assets	$8,820,142			$8,046,305			$7,492,895
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$3,396,552	$11,892	0.35%	$2,952,625	$6,327	0.21%	$2,676,012	$5,032	0.19%
Regular savings	565,901	643	0.11%	592,215	850	0.14%	564,265	1,021	0.18%
Time deposits (5)	1,271,649	13,571	1.07%	1,177,732	10,554	0.90%	1,231,593	9,500	0.77%
Total interest-bearing deposits	5,234,102	26,106	0.50%	4,722,572	17,731	0.38%	4,471,870	15,553	0.35%
Other borrowings (6)	1,028,434	23,931	2.33%	877,602	12,039	1.37%	675,819	9,384	1.39%
Total interest-bearing liabilities	6,262,536	$50,037	0.80%	5,600,174	$29,770	0.53%	5,147,689	$24,937	0.48%
Noninterest-bearing liabilities:
Demand deposits	1,467,373			1,388,216			1,296,343
Other liabilities	59,386			63,130			56,886
Total liabilities	7,789,295			7,051,520			6,500,918
Stockholders' equity	1,030,847			994,785			991,977
Total liabilities and stockholders' equity	$8,820,142			$8,046,305			$7,492,895
Net interest income		$290,773			$275,394			$260,913
Interest rate spread (1)			3.45%			3.68%			3.78%
Cost of funds			0.62%			0.41%			0.37%
Net interest margin			3.63%			3.80%			3.89%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $6.8 million, $5.2 million, and $4.4 million for the years ended December 31, 2017, 2016, and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on certificates of deposits includes $0, $0, and $1.8 million for the years ended December 31, 2017, 2016, and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Interest expense on borrowings includes $170,000, $458,000, and $424,000 for the years ended December 31, 2017, 2016, and 2015 in accretion of the fair market value adjustments related to acquisitions.

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

	2017 vs. 2016 Increase (Decrease) Due to Change in:			2016 vs. 2015 Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$189	$1,797	$1,986	$821	$1,892	$2,713
Tax-exempt	923	(287)	636	1,071	(599)	472
Total securities	1,112	1,510	2,622	1,892	1,293	3,185
Loans, net (1)	33,014	(253)	32,761	20,864	(4,688)	16,176
Other earning assets	(86)	349	263	139	(186)	(47)
Total earning assets	$34,040	$1,606	$35,646	$22,895	$(3,581)	$19,314
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$1,067	$4,498	$5,565	$550	$745	$1,295
Regular savings	(36)	(171)	(207)	49	(220)	(171)
Time deposits (2)	889	2,128	3,017	(430)	1,484	1,054
Total interest-bearing deposits	1,920	6,455	8,375	169	2,009	2,178
Other borrowings (3)	2,354	9,538	11,892	2,770	(115)	2,655
Total interest-bearing liabilities	4,274	15,993	20,267	2,939	1,894	4,833
Change in net interest income	$29,766	$(14,387)	$15,379	$19,956	$(5,475)	$14,481
(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $1.6 million and $863,000 for the 2017 vs. 2016 and 2016 vs. 2015 change, respectively.
(2) The rate-related change in interest expense on time deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $1.8 million for the 2016 vs. 2015 change; there was no impact on accretion impact on the 2017 vs. 2016 change.
(3) The rate-related change in interest expense on other borrowings includes the impact of (lower) higher accretion of the acquisition-related fair market value adjustments of ($288,000) and $34,000 for the 2017 vs. 2016 and 2016 vs. 2015 change, respectively.
The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for 2015, 2016, 2017, and the remaining estimated net accretion are reflected in the following table (dollars in thousands):

	Accretion (Amortization)
	Loans	Certificates of Deposit	Borrowings	Total
For the year ended December 31, 2015	$4,355	$1,843	$424	$6,622
For the year ended December 31, 2016	5,218	—	458	5,676
For the year ended December 31, 2017	6,784	—	170	6,954
For the years ending (estimated) (1):
2018	4,544	—	(143)	4,401
2019	3,371	—	(286)	3,085
2020	2,825	—	(301)	2,524
2021	2,259	—	(316)	1,943
2022	1,815	—	(332)	1,483
Thereafter	6,493	—	(4,974)	1,519
(1) Estimated accretion includes accretion for previously executed acquisitions, except for the Merger.

Noninterest Income

	For the Year Ended December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$20,212	$19,496	$716	3.7%
Other service charges, commissions and fees	18,205	17,175	1,030	6.0%
Fiduciary and asset management fees	11,245	10,199	1,046	10.3%
Mortgage banking income, net	9,241	10,953	(1,712)	(15.6)%
Gains on securities transactions, net	800	205	595	290.2%
BOLI income	6,144	5,513	631	11.4%
Loan-related interest rate swap fees	3,051	4,254	(1,203)	(28.3)%
Other operating income	2,776	3,112	(336)	(10.8)%
Total noninterest income	$71,674	$70,907	$767	1.1%

Community bank segment	$62,120	$59,505	$2,615	4.4%
Mortgage segment	10,073	12,008	(1,935)	(16.1)%
Intercompany eliminations	(519)	(606)	87	14.4%
Total noninterest income	$71,674	$70,907	$767	1.1%

For the year ended December 31, 2017, noninterest income increased $767,000, or 1.1%, to $71.7 million, from $70.9 million for the year ended December 31, 2016. Customer-related fee income increased by $1.7 million primarily due to increases in overdraft and debit card interchange fees; fiduciary and asset management fees were $1.0 million higher due to the acquisition of ODCM in the second quarter of 2016; BOLI increased $631,000 primarily due to death benefit proceeds received in 2017; and gains on sales of securities were $595,000 higher, in each case as compared to the year ended December 31, 2016. These increases were partially offset by a decrease of $1.7 million in mortgage banking income, net of commissions, primarily related to declines in mortgage loan originations and higher unrealized losses on mortgage banking derivatives, as well as lower loan-related swap fees of $1.2 million.

	For the Year Ended December 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$19,496	$18,904	$592	3.1%
Other service charges, commissions and fees	17,175	15,575	1,600	10.3%
Fiduciary and asset management fees	10,199	9,141	1,058	11.6%
Mortgage banking income, net	10,953	9,767	1,186	12.1%
Gains on securities transactions, net	205	1,486	(1,281)	(86.2)%
Other-than-temporary impairment losses	—	(300)	300	100.0%
BOLI income	5,513	4,593	920	20.0%
Loan-related interest rate swap fees	4,254	412	3,842	932.5%
Other operating income	3,112	5,429	(2,317)	(42.7)%
Total noninterest income	$70,907	$65,007	$5,900	9.1%

Community bank segment	$59,505	$55,645	$3,860	6.9%
Mortgage segment	12,008	10,044	1,964	19.6%
Intercompany eliminations	(606)	(682)	76	11.1%
Total noninterest income	$70,907	$65,007	$5,900	9.1%

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

Noninterest Expense

	For the Year Ended December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$122,222	$117,103	$5,119	4.4%
Occupancy expenses	19,594	19,528	66	0.3%
Furniture and equipment expenses	10,503	10,475	28	0.3%
Printing, postage, and supplies	4,962	4,692	270	5.8%
Communications expense	3,319	3,850	(531)	(13.8)%
Technology and data processing	16,485	15,368	1,117	7.3%
Professional services	7,925	8,085	(160)	(2.0)%
Marketing and advertising expense	7,838	7,784	54	0.7%
FDIC assessment premiums and other insurance	4,048	5,406	(1,358)	(25.1)%
Other taxes	8,087	5,456	2,631	48.2%
Loan-related expenses	5,328	4,790	538	11.2%
OREO and credit-related expenses (1)	3,764	2,602	1,162	44.7%
Amortization of intangible assets	6,088	7,210	(1,122)	(15.6)%
Training and other personnel costs	3,934	3,435	499	14.5%
Merger-related costs	5,393	—	5,393	NM
Other operating expenses	5,275	6,919	(1,644)	(23.8)%
Total noninterest expense	$234,765	$222,703	$12,062	5.4%

Community bank segment	$225,366	$212,774	$12,592	5.9%
Mortgage segment	9,918	10,535	(617)	(5.9)%
Intercompany eliminations	(519)	(606)	87	14.4%
Total noninterest expense	$234,765	$222,703	$12,062	5.4%
(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.
NM - Not meaningful

For the year ended December 31, 2017, noninterest expense increased $12.1 million, or 5.4%, to $234.8 million, from $222.7 million for the year ended December 31, 2016. Excluding merger-related costs of $5.4 million, operating noninterest expense (non-GAAP) for the year ended December 31, 2017 increased $6.7 million, or 3.0% from the year ended December 31, 2016. Salaries and benefits expense increased $5.1 million primarily related to annual merit adjustments; increases in benefits and equity-based compensation; and increased expenses related to investments in the Company's growth, including the acquisition of ODCM. The increase in other taxes was partially offset by the decrease in FDIC expenses, including assessment premiums and other insurance, due to the impact of the issuance of the subordinated notes in the fourth quarter of 2016. The remaining increase in other taxes was primarily related to a nonrecurring reduction in expenses of approximately $900,000 related to the Company's investment in a historic rehabilitation project that was completed, and the related historic tax credits realized, in the third quarter of 2016. OREO and credit-related expenses increased $1.2 million primarily due to higher valuation adjustments as well as losses on sales of properties compared to gains in 2016. During the fourth quarter of 2017, the Company entered into a contract to sell a long-held property that includes developed residential lots, a golf course, and undeveloped land and as a result recorded a valuation adjustment of $980,000. Technology and data processing costs increased $1.1 million, mostly due to higher software maintenance and online banking costs due to increased customer activity compared to 2016. These increases were partially offset by lower intangible amortization expense of $1.1 million and declines in communication expenses of $531,000.

	For the Year Ended December 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$117,103	$104,192	$12,911	12.4%
Occupancy expenses	19,528	20,053	(525)	(2.6)%
Furniture and equipment expenses	10,475	11,674	(1,199)	(10.3)%
Printing, postage, and supplies	4,692	5,124	(432)	(8.4)%
Communications expense	3,850	4,634	(784)	(16.9)%
Technology and data processing	15,368	13,667	1,701	12.4%
Professional services	8,085	6,309	1,776	28.2%
Marketing and advertising expense	7,784	7,215	569	7.9%
FDIC assessment premiums and other insurance	5,406	5,376	30	0.6%
Other taxes	5,456	6,227	(771)	(12.4)%
Loan-related expenses	4,790	4,097	693	16.9%
OREO and credit-related expenses (1)	2,602	8,911	(6,309)	(70.8)%
Amortization of intangible assets	7,210	8,445	(1,235)	(14.6)%
Training and other personnel costs	3,435	3,675	(240)	(6.5)%
Other operating expenses	6,919	7,283	(364)	(5.0)%
Total noninterest expense	$222,703	$216,882	$5,821	2.7%

Community bank segment	$212,774	$205,993	$6,781	3.3%
Mortgage segment	10,535	11,571	(1,036)	(9.0)%
Intercompany eliminations	(606)	(682)	76	11.1%
Total noninterest expense	$222,703	$216,882	$5,821	2.7%
 (1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the year ended December 31, 2016, noninterest expense increased $5.8 million, or 2.7%, to $222.7 million, from $216.9 million for the year ended December 31, 2015. Salaries and benefits expense increased $12.9 million related to annual merit adjustments as well as increases in incentive and equity-based compensation and benefit-related costs; the increase in salaries also relates to investments in key positions to support the Company's long-term growth strategy. Professional services increased $1.8 million due to higher project-related consulting expense, and technology and data processing increased $1.7 million due to investments in infrastructure to support the Company's growth. These increases were partially offset by decreases of $6.3 million in OREO and credit-related expenses as a result of lower valuation adjustments and property and legal-related expenses. Other noninterest expense declines primarily related to lower amortization of intangible assets, franchise taxes, and communication expenses. Furniture and equipment expenses declined $1.2 million due to lower depreciation and equipment rental expenses.

SEGMENT INFORMATION

Community Bank Segment

2017 compared to 2016

For the year ended December 31, 2017, the community bank segment’s net income decreased $3.9 million, or 5.1%, to $71.8 million when compared to 2016. Excluding 2017 after-tax merger-related costs of $4.4 million and nonrecurring tax expenses of $6.1 million, net operating earnings (non-GAAP) increased $6.6 million, or 8.8%. Net interest income increased $14.8 million in 2017 from 2016, primarily driven by the impact of higher average loan balances. The provision for credit losses increased $1.9 million from $8.9 million in 2016 to $10.8 million in 2017 primarily due to higher loan balances.

Noninterest income increased $2.6 million from $59.5 million in 2016 to $62.1 million in 2017. For the year ended December 31, 2017, customer-related fee income increased $1.7 million primarily related to higher overdraft and debit card interchange fees; fiduciary and asset management fees were $1.0 million higher due to the acquisition of ODCM in the second quarter of 2016; BOLI income increased $631,000 primarily due to death benefit proceeds received in 2017; and gains on sales of securities were $595,000 higher, in each case as compared to 2016. These increases were partially offset by a decline in loan-related interest-rate swap fees of $1.2 million for 2017 compared to 2016.

Noninterest expense increased $12.6 million, or 5.9%, from $212.8 in 2016 to $225.4 million in 2017. Excluding merger-related costs of $5.4 million, operating noninterest expense (non-GAAP) for the year ended December 31, 2017 increased $7.2 million, or 3.4%, compared to 2016. Salaries and benefits increased by $5.4 million related to annual merit adjustments; increases in benefits and equity-based compensation; and increased expenses related to investments in the Company's growth, including the acquisition of ODCM. OREO and credit-related expenses increased $1.2 million primarily due to higher valuation adjustments and property as well as losses on sales of properties compared to gains in 2016. Technology and data processing increased $1.1 million mostly due to higher software maintenance and online banking costs due to increased customer activity compared to 2016. Loan related expenses increased $568,000 due to loan growth in 2017. The net increase in FDIC expenses and other taxes was primarily related to a nonrecurring reduction in expenses of approximately $900,000 related to the Company's investment in a historic rehabilitation project that was completed in the third quarter of 2016. These increases in noninterest expense were partially offset by lower amortization of intangible assets of $1.1 million and declines in fraud-related and other losses of $468,000 in each case compared to 2016.

2016 compared to 2015

For the year ended December 31, 2016, the community bank segment’s net income increased $8.4 million, or 12.5%, to $75.7 million when compared to 2015. Net interest income increased $13.2 million from 2015, primarily driven by the impact of higher average loan balances. The provision for credit losses decreased $567,000 from $9.5 million in 2015 to $8.9 million in 2016 mainly due to lower charge-off levels and continued improvement in asset quality metrics.

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

Noninterest expense increased $6.8 million, or 3.3%, from $206.0 million in 2015 to $212.8 million in 2016. The increases are primarily driven by a $13.5 million increase in salaries and benefits related to annual merit adjustments as well as increases in incentive and equity-based compensation and benefit-related costs; the increase in salaries also relates to investments in key positions to support the Company's long-term growth strategy. Professional fees increased $2.0 million due to higher project-related consulting expense, and technology and data processing increased $1.7 million due to investment in infrastructure to support the Company's growth. These increases in noninterest expense were partially offset by a $6.3 million decrease in OREO and credit-related expenses as a result of lower valuation adjustments and property and legal-related expenses. Furniture and equipment expenses declined $1.2 million due to lower depreciation and equipment rental expense. Other noninterest expenses declines included lower amortization of intangible assets of $1.2 million, declines in franchise taxes of $755,000, and reduced communication expenses of $723,000.

Mortgage Segment

2017 compared to 2016

For the year ended December 31, 2017, the mortgage segment's net income decreased $659,000, or 37.4%, to $1.1 million when compared to 2016. Net income includes nonrecurring tax expenses of $130,000 related to the Tax Act. Mortgage banking income, net of commissions, decreased $1.7 million to $9.2 million for year ended 2017 primarily related to declines in mortgage loan originations and higher unrealized losses on mortgage banking derivatives in 2017 compared to 2016. Mortgage loan originations decreased $54.2 million, or 10.0%, from $540.3 million for 2016 to $486.1 million for 2017. Additionally, there was a reduction in noninterest expense of $617,000, primarily due to lower salaries and incentive compensation as well as declines in furniture and communications expense.

2016 compared to 2015

For the year ended December 31, 2016, the mortgage segment reported net income of $1.8 million, an improvement of $2.0 million, compared to a net loss of $202,000 when compared to 2015. The improvement was primarily due to an increase in noninterest income of $2.0 million, primarily driven by increases in mortgage banking income, net of commissions. Mortgage banking income, net of commissions, increased $1.2 million to $11.0 million for year ended 2016 due to higher gain on sale margins. Mortgage origination volume was consistent with 2015. Additionally, there was a reduction in noninterest expense of $1.0 million, largely a result of cost control initiatives in personnel costs and other operating expenses.

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

On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act permanently reduced the corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, companies are required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017. The Company continues to evaluate the impact on its 2017 tax expense of the revaluation required by the lower corporate tax rate implemented by the Tax Act, which management has estimated to fall between $5.0 million and $8.0 million. During the fourth quarter of 2017, the Company recorded $6.3 million in additional tax expense based on the Company's preliminary analysis of the impact of the Tax Act. The Company's preliminary estimate of the impact of the Tax Act is based on currently available information and interpretation of its provisions. The actual results may differ from the current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions that the Company has preliminarily made. The Company's evaluation of the impact of the Tax Act is subject to refinement for up to one year after enactment per the guidance under ASC 740, Accounting for Uncertainty in Income Taxes, and SAB 118.

The Bank is not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and have generated losses for state income tax purposes for which the Company concluded in previous periods that it would not be able to utilize. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. Based on its latest analysis, at December 31, 2017, management concluded that it is more likely than not that the Company would be able to fully realize its deferred tax asset related to net operating losses generated at the state level and adjusted the valuation allowance accordingly. State net operating loss carryovers will begin to expire after 2026.

The effective tax rate for the years ended December 31, 2017, 2016, and 2015 was 31.4%, 25.7%, and 25.8%, respectively. The increase in the effective tax rate in 2017 compared to prior years was primarily related to the impact of the Tax Act.

BALANCE SHEET
Assets
At December 31, 2017, total assets were $9.3 billion, an increase of $888.4 million, from $8.4 billion at December 31, 2016. The increase in assets was primarily related to loan growth.

Loans held for investment, net of deferred fees and costs, were $7.1 billion at December 31, 2017, an increase of $834.4 million, or 13.2%, from December 31, 2016. The increase was primarily driven by growth in the commercial loan portfolio. Average loan balances increased $745.0 million in 2017, or 12.5%, from 2016. For additional information on the Company’s loan activity, please refer to section “Loan Portfolio” included within this Item 7, or Note 4 “Loans and Allowance for Loan Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Liabilities and Stockholders’ Equity
At December 31, 2017, total liabilities were $8.3 billion, an increase of $843.1 million, from $7.4 billion at December 31, 2016.

Total deposits at December 31, 2017 were $7.0 billion, an increase of $612.2 million, or 9.6%, when compared to $6.4 billion at December 31, 2016, and were one of the predominate sources that funded asset growth in 2017. Average deposit balances increased $590.7 million, or 9.7%, from 2016. The Company continued to grow the lower cost transaction accounts, specifically NOW and money market accounts, driven by the Company’s focus on acquiring low cost funding sources and customer preference for liquidity in response to current market conditions. For additional information on this topic, see section “Deposits” included within this Item 7.

Total borrowings at December 31, 2017 were $1.2 billion, an increase of $229.3 million, or 23.2%, when compared to $990.1 million at December 31, 2016. The increase was primarily driven by increases in short-term FHLB borrowings of $227.5 million. For additional information on the Company’s borrowing activity, please refer to Note 8 “Borrowings” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

At December 31, 2017, stockholders’ equity was $1.0 billion, an increase of $45.3 million from December 31, 2016. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes. The following table summarizes the Company’s regulatory capital ratios for the periods ended December 31, (dollars in thousands):

	2017	2016
Common equity Tier 1 capital ratio	9.04%	9.72%
Tier 1 capital ratio	10.14%	10.97%
Total capital ratio	12.43%	13.56%
Common equity to total assets	11.23%	11.88%
Tangible common equity to tangible assets (1)	8.14%	8.41%
(1) Refer to Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K.

The decline in capital ratios at December 31, 2017 compared to December 31, 2016 was primarily due to asset growth during 2017.

During 2017, the Company declared and paid cash dividends of $0.81 per share, an increase of $0.04 per share, or 5.2%, over cash dividends paid in 2016.

Securities

At December 31, 2017, the Company had total investments in the amount of $1.2 billion, or 13.4% of total assets, as compared to $1.2 billion, or 14.3% of total assets, at December 31, 2016. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are investment grade. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the securities available for sale, securities held to maturity, and restricted stock for the following periods (dollars in thousands):

	December 31, 2017	December 31, 2016
Available for Sale:
Obligations of states and political subdivisions	$301,824	$275,890
Corporate bonds	113,880	121,780
Mortgage-backed securities	548,858	535,286
Other securities	9,660	13,808
Total securities available for sale, at fair value	974,222	946,764
Held to Maturity:
Obligations of states and political subdivisions, at carrying value	199,639	201,526
Restricted Stock:
Federal Reserve Bank stock	27,558	23,808
FHLB stock	47,725	36,974
Total restricted stock, at cost	75,283	60,782
Total investments	$1,249,144	$1,209,072

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000. During the first quarter of 2016, the municipal security was sold. As a result, the Company recognized an additional loss on sale of the previously written down security. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of December 31, 2017 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Mortgage backed securities:
Amortized cost	$347	$99,652	$79,810	$372,622	$552,431
Fair value	$352	$99,140	$79,139	$370,227	$548,858
Weighted average yield (1)	2.20	2.23	2.23	2.51	2.42

Obligations of states and political subdivisions:
Amortized cost	$17,589	$45,124	$80,244	$152,589	$295,546
Fair value	$17,808	$46,340	$83,039	$154,637	$301,824
Weighted average yield (1)	5.39	4.93	4.25	3.74	4.16

Corporate bonds and other securities:
Amortized cost	$7,243	$500	$63,156	$52,463	$123,362
Fair value	$7,166	$500	$64,073	$51,801	$123,540
Weighted average yield (1)	1.27	1.35	4.54	2.39	3.42

Total securities available for sale:
Amortized cost	$25,179	$145,276	$223,210	$577,674	$971,339
Fair value	$25,326	$145,980	$226,251	$576,665	$974,222
Weighted average yield (1)	4.16	3.07	3.61	2.82	3.07
(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of securities held to maturity at carrying value and their weighted average yields as of December 31, 2017 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Obligations of states and political subdivisions:
Carrying Value	$3,221	$44,289	$79,114	$73,015	$199,639
Fair value	$3,230	$44,601	$80,532	$75,120	$203,483
Weighted average yield (1)	2.99	2.80	3.26	3.90	3.39
 (1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of December 31, 2017, the Company maintained a diversified municipal bond portfolio with approximately 73% of its holdings in general obligation issues and the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 12% and issuances within the Commonwealth of Virginia and the State of Washington both represented 11% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $7.1 billion and $6.3 billion at December 31, 2017 and 2016, respectively. Commercial real estate - non-owner occupied loans continue to represent the Company’s largest category, comprising 24.0% of the total loan portfolio at December 31, 2017.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of December 31, (dollars in thousands):

	2017		2016		2015		2014		2013
Construction and Land Development	$948,791	13.3%	$751,131	11.9%	$749,720	13.2%	$656,380	12.3%	$470,684	15.5%
Commercial Real Estate - Owner Occupied	943,933	13.2%	857,805	13.6%	860,086	15.2%	869,200	16.3%	503,318	16.6%
Commercial Real Estate - Non-Owner Occupied	1,713,659	24.0%	1,564,295	24.8%	1,270,480	22.3%	1,183,514	22.0%	591,133	19.4%
Multifamily Real Estate	357,079	5.0%	334,276	5.3%	322,528	5.7%	297,366	5.6%	146,433	4.8%
Commercial & Industrial	612,023	8.6%	551,526	8.7%	435,365	7.7%	374,096	7.0%	194,809	6.4%
Residential 1-4 Family - Commercial	612,395	8.6%	551,636	8.7%	517,063	9.2%	508,503	9.5%	273,920	9.0%
Residential 1-4 Family - Mortgage	485,690	6.8%	477,911	7.6%	461,406	8.1%	474,571	8.9%	236,659	7.8%
Auto	282,474	4.0%	262,071	4.2%	234,061	4.1%	207,813	3.9%	179,976	5.9%
HELOC	537,521	7.5%	526,884	8.4%	516,726	9.1%	523,341	9.8%	302,965	10.0%
Consumer and all other	647,987	9.0%	429,525	6.8%	304,027	5.4%	251,212	4.7%	139,471	4.6%
Total loans held for investment	$7,141,552	100.0%	$6,307,060	100.0%	$5,671,462	100.0%	$5,345,996	100.0%	$3,039,368	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of December 31, 2017 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Construction and Land Development	$948,791	$504,153	$268,758	$229,770	$38,988	$175,880	$126,013	$49,867
Commercial Real Estate - Owner Occupied	943,933	92,727	273,992	49,722	224,270	577,214	412,034	165,180
Commercial Real Estate - Non-Owner Occupied	1,713,659	191,657	570,772	189,356	381,416	951,230	681,199	270,031
Multifamily Real Estate	357,079	29,653	135,585	38,772	96,813	191,841	167,708	24,133
Commercial & Industrial	612,023	174,798	205,834	165,974	39,860	231,391	159,920	71,471
Residential 1-4 Family - Commercial	612,395	68,304	88,702	9,180	79,522	455,389	370,224	85,165
Residential 1-4 Family - Mortgage	485,690	11,560	247,983	4,838	243,145	226,147	8,541	217,606
Auto	282,474	2,356	—	—	—	280,118	138,291	141,827
HELOC	537,521	39,324	495,337	52,070	443,267	2,860	2,261	599
Consumer and all other	647,987	54,535	100,923	10,936	89,987	492,529	201,546	290,983
Total loans held for investment	$7,141,552	$1,169,067	$2,387,886	$750,618	$1,637,268	$3,584,599	$2,267,737	$1,316,862

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at December 31, 2017, the largest components of the Company’s loan portfolio consisted of commercial real estate loans and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG primarily serves as a secondary mortgage banking operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview
At December 31, 2017, the Company had higher levels of NPAs compared to December 31, 2016, due to the increase in nonaccrual loan levels, nearly half of which related to three unrelated credit relationships that were classified as nonaccrual during the first and second quarters of 2017. Partially offsetting this increase, OREO balances declined compared to 2016, primarily due to the sale of foreclosed residential real estate and developed lots as well as former Bank premises. Past due loan levels were consistent with 2016.

Net charge-offs increased for the year ended December 31, 2017 compared to 2016, as some of the nonaccrual additions from the first two quarters of 2017 were charged off during the third and fourth quarters of 2017. The provision for loan losses for the year ended December 31, 2017 and the allowance for loan losses at December 31, 2016 increased from 2016 primarily due to loan growth.

The Company believes that its continued proactive efforts to effectively manage its loan portfolio have contributed to the sustained historically low levels of NPAs. Efforts include identifying existing problem credits as well as generating new business relationships. Through early identification and diligent monitoring of specific problem credits where the uncertainty has been realized, or conversely, has been reduced or eliminated, the Company’s management has been able to quantify the credit risk in its loan portfolio, adjust collateral dependent credits to appropriate reserve levels, and further identify those credits that are not recoverable. The Company continues to refrain from originating or purchasing loans from foreign entities or loans classified by regulators as highly leveraged transactions. The Company’s loan portfolio generally does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans or mortgage loans with initial teaser rates, which are all considered higher risk instruments.

Nonperforming Assets
At December 31, 2017, NPAs totaled $28.4 million, an increase of $8.3 million, or 41.5%, from December 31, 2016. In addition, NPAs as a percentage of total outstanding loans increased 8 bps to 0.40% from 0.32% at the end of the prior year. The increases are due to the higher levels of nonaccrual loans at December 31, 2017. All nonaccrual and past due metrics discussed below exclude PCI loans, which aggregated $39.0 million (net of fair value mark of $8.9 million) at December 31, 2017.

The following table shows a summary of asset quality balances and related ratios as of and for the years ended December 31, (dollars in thousands):

	2017	2016	2015	2014	2013
Nonaccrual loans, excluding PCI loans	$21,743	$9,973	$11,936	$19,255	$15,035
Foreclosed properties	5,253	7,430	11,994	23,058	34,116
Former Bank premises	1,383	2,654	3,305	5,060	—
Total NPAs	28,379	20,057	27,235	47,373	49,151
Loans past due 90 days and accruing interest	3,532	3,005	5,829	10,047	6,746
Total NPAs and loans past due 90 days and accruing interest	$31,911	$23,062	$33,064	$57,420	$55,897
Performing TDRs	$14,553	$13,967	$10,780	$22,829	$34,520
PCI loans	39,021	59,292	73,737	105,788	3,622
Balances
Allowance for loan losses	$38,208	$37,192	$34,047	$32,384	$30,135
Average loans, net of deferred fees and costs	6,701,101	5,956,125	5,487,367	5,235,471	2,985,733
Loans, net of deferred fees and costs	7,141,552	6,307,060	5,671,462	5,345,996	3,039,368

Ratios
NPAs to total loans	0.40%	0.32%	0.48%	0.89%	1.62%
NPAs & loans 90 days past due to total loans	0.45%	0.37%	0.58%	1.07%	1.84%
NPAs to total loans & OREO	0.40%	0.32%	0.48%	0.88%	1.60%
NPAs & loans 90 days past due to total loans & OREO	0.45%	0.37%	0.58%	1.07%	1.82%
ALL to nonaccrual loans	175.73%	372.93%	285.25%	168.18%	200.43%
ALL to nonaccrual loans & loans 90 days past due	151.17%	286.58%	191.65%	110.52%	138.35%

Nonperforming assets at December 31, 2017 included $21.7 million in nonaccrual loans, a net increase of $11.8 million from the prior year. The following table shows the activity in nonaccrual loans for the years ended December 31, (dollars in thousands):

	2017	2016	2015	2014	2013
Beginning Balance	$9,973	$11,936	$19,255	$15,035	$26,206
Net customer payments	(7,976)	(7,159)	(10,240)	(8,053)	(12,393)
Additions	27,985	13,171	12,517	20,961	16,725
Charge-offs	(6,782)	(4,418)	(7,064)	(2,732)	(8,743)
Loans returning to accruing status	(609)	(2,390)	(1,497)	(3,492)	(2,718)
Transfers to OREO	(848)	(1,167)	(1,035)	(2,464)	(4,042)
Ending Balance	$21,743	$9,973	$11,936	$19,255	$15,035
Nonaccrual loans to total loans	0.30%	0.16%	0.21%	0.36%	0.49%

Approximately $13.0 million of the $28.0 million in nonaccrual additions during 2017 relate to three unrelated credit relationships, comprised of commercial real estate - non-owner occupied loans, commercial & industrial loans, and construction loans. The majority of the remaining nonaccrual additions related to mortgages, commercial real estate - owner occupied loans, and HELOC loans.

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the ALL expressed as a percentage of nonaccrual loans, at the years ended December 31, (dollars in thousands):

	2017	2016	2015	2014	2013
Construction and Land Development	$5,610	$2,037	$2,113	$3,419	$4,156
Commercial Real Estate - Owner Occupied	2,708	794	3,904	1,060	2,037
Commercial Real Estate - Non-owner Occupied	2,992	—	100	5,903	175
Commercial & Industrial	316	124	429	2,754	3,475
Residential 1-4 Family - Commercial	1,085	1,071	1,566	2,660	2,042
Residential 1-4 Family - Mortgage	6,269	4,208	1,997	2,484	2,446
Auto	413	169	192	—	—
HELOC	2,075	1,279	1,348	604	416
Consumer and All Other	275	291	287	371	288
Total	$21,743	$9,973	$11,936	$19,255	$15,035
Coverage Ratio	175.73%	372.93%	285.25%	168.18%	200.43%

Nonperforming assets at December 31, 2017 also included $6.6 million in OREO, a decrease of $3.4 million, or 34.2%, from the prior year. The following table shows the activity in OREO for the years ended December 31, (dollars in thousands):

	2017	2016	2015	2014	2013
Beginning Balance	$10,084	$15,299	$28,118	$34,116	$32,834
Additions	1,078	2,062	4,602	20,872	9,542
Capitalized Improvements	—	—	308	686	561
Valuation Adjustments	(1,891)	(1,017)	(6,002)	(7,646)	(791)
Proceeds from sales	(2,616)	(6,602)	(11,987)	(21,291)	(7,569)
Gains (losses) from sales	(19)	342	260	1,381	(461)
Ending Balance	$6,636	$10,084	$15,299	$28,118	$34,116

During 2017, the majority of sales of OREO were primarily related to residential real estate and developed lots as well as former Bank premises.

The following table presents the composition of the OREO portfolio at the years ended December 31, (dollars in thousands):

	2017	2016	2015	2014	2013
Land	$2,755	$3,328	$5,731	$8,726	$10,310
Land Development	1,045	2,379	2,918	7,162	10,904
Residential Real Estate	1,314	1,549	2,601	5,736	7,379
Commercial Real Estate	139	174	744	1,434	5,523
Former Bank Premises (1)	1,383	2,654	3,305	5,060	—
Total	$6,636	$10,084	$15,299	$28,118	$34,116

(1) Includes closed branch property and land previously held for future branch sites.

Past Due Loans
At December 31, 2017, past due loans still accruing interest totaled $27.8 million, or 0.39% of total loans, a decrease from $27.9 million, or 0.44% of total loans, a year ago. Of the total past due loans still accruing interest, $3.5 million, or 0.05% of total loans, were past due 90 days or more at December 31, 2017, compared to $3.0 million, or 0.05% of total loans, at December 31, 2016.

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

The total recorded investment in TDRs as of December 31, 2017 was $17.4 million, an increase of $2.0 million, or 13.0%, from $15.4 million at December 31, 2016. Of the $17.4 million of TDRs at December 31, 2017, $14.6 million, or 83.6%, were considered performing while the remaining $2.8 million were considered nonperforming. Of the $15.4 million of TDRs at December 31, 2016, $14.0 million, or 90.7%, were considered performing while the remaining $1.4 million were considered nonperforming. The increase in the TDR balance from the prior year is attributable to $12.3 million in additions, partially offset by $2.3 million being removed from TDR status, $90,000 transferred to OREO, $5.5 million in net payments, and $2.4 million in charge-offs. Loans are removed from TDR status in accordance with the established policy described in Note 1 “Summary of Significant Accounting Policies” in Item 8. – Financial Statements and Supplementary Data, of this Form 10-K.

Net Charge-offs
For the year ended December 31, 2017, net charge-offs of loans were $10.1 million, or 0.15% of total average loans, compared to $5.5 million, or 0.09%, for 2016. The majority of net charge-offs in 2017 were related to consumer, construction, and commercial & industrial loans.

Provision
The provision for loan losses for the year ended December 31, 2017 was $11.1 million, an increase of $2.4 million, or 27.6%, from the prior year. The increase in provision for loan losses in the current year compared to the prior year was primarily driven by higher loan balances. Additionally, a $315,000 in provision was released during 2017 for unfunded loan commitments compared to $425,000 provision recognized in 2016. The 2017 release in provision was primarily driven by construction loans that were funded in the fourth quarter of 2017.

Allowance for Loan Losses
The ALL increased $1.0 million from December 31, 2016 to $38.2 million at December 31, 2017. The ALL as a percentage of the total loan portfolio was 0.54% at December 31, 2017, compared to 0.59% at December 31, 2016. The increase in the ALL was primarily attributable to loan growth.

The current level of the ALL reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the ALL.

The following table summarizes activity in the ALL during the years ended December 31, (dollars in thousands):

	2017	2016	2015	2014	2013
Balance, beginning of year	$37,192	$34,047	$32,384	$30,135	$34,916
Loans charged-off:
Commercial	2,277	1,920	2,361	1,557	3,080
Real estate	5,486	4,125	7,158	5,855	8,596
Consumer	5,547	2,510	2,016	1,608	1,942
Total loans charged-off	13,310	8,555	11,535	9,020	13,618
Recoveries:
Commercial	483	483	958	316	746
Real estate	1,130	1,781	2,154	2,314	1,125
Consumer	1,642	761	815	839	910
Total recoveries	3,255	3,025	3,927	3,469	2,781
Net charge-offs	10,055	5,530	7,608	5,551	10,837
Provision for loan losses	11,071	8,675	9,271	7,800	6,056
Balance, end of year	$38,208	$37,192	$34,047	$32,384	$30,135
ALL to loans	0.54%	0.59%	0.60%	0.61%	0.99%
Net charge-offs to average loans	0.15%	0.09%	0.14%	0.11%	0.36%
Provision to average loans	0.17%	0.15%	0.17%	0.15%	0.20%

The following table shows the ALL by loan segment and the percentage of the loan portfolio that the related ALL covers as of December 31, (dollars in thousands):

	2017		2016		2015		2014		2013
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$4,552	8.6%	$4,627	8.7%	$3,163	7.7%	$2,610	7.0%	$2,021	6.4%
Real estate	28,597	78.4%	29,441	80.3%	27,537	82.8%	26,408	84.4%	24,584	83.1%
Consumer	5,059	13.0%	3,124	11.0%	3,347	9.5%	3,366	8.6%	3,530	10.5%
Total	$38,208	100.0%	$37,192	100.0%	$34,047	100.0%	$32,384	100.0%	$30,135	100.0%

(1) The percent represents the loan balance divided by total loans.

Deposits

As of December 31, 2017, total deposits were $7.0 billion, an increase of $612.2 million, or 9.6%, compared to December 31, 2016. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.3 billion accounted for 24.2% of total interest-bearing deposits at December 31, 2017.

The following table presents the deposit balances by major category as of December 31:

	2017		2016
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Non-interest bearing	$1,502,208	21.5%	$1,393,625	21.8%
NOW accounts	1,929,416	27.6%	1,765,956	27.7%
Money market accounts	1,685,174	24.1%	1,435,591	22.5%
Savings accounts	546,274	7.8%	591,742	9.3%
Time deposits of $100,000 and over	624,112	8.9%	530,275	8.3%
Other time deposits	704,534	10.1%	662,300	10.4%
Total Deposits	$6,991,718	100.0%	$6,379,489	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of December 31, 2017 and 2016, there were $11.0 million and $0, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets. Maturities of time deposits as of December 31, 2017 were as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total
Maturities of time deposits of $100,000 and over	$88,086	$199,369	$336,657	$624,112
Maturities of other time deposits	102,398	268,439	333,697	704,534
Total time deposits	$190,484	$467,808	$670,354	$1,328,646

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

	2017	2016	2015
Common equity Tier 1 capital	$737,204	$699,728	$691,195
Tier 1 capital	826,979	790,228	781,695
Tier 2 capital	186,809	185,917	34,346
Total risk-based capital	1,013,788	976,145	816,041
Risk-weighted assets	8,157,174	7,200,778	6,551,028

Capital ratios:
Common equity Tier 1 capital ratio	9.04%	9.72%	10.55%
Tier 1 capital ratio	10.14%	10.97%	11.93%
Total capital ratio	12.43%	13.56%	12.46%
Leverage ratio (Tier 1 capital to average assets)	9.42%	9.87%	10.68%
Capital conservation buffer ratio (1)	4.14%	4.97%	N/A
Common equity to total assets	11.23%	11.88%	12.94%
Tangible common equity to tangible assets (2)	8.14%	8.41%	9.20%
(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company's actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company's capital conservation buffer ratio.
(2) Refer to Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with a maturity date of December 15, 2026. The notes were sold at par, resulting in net proceeds, after discounts and offering expenses, of approximately $148.0 million. At December 31, 2017, the carrying value of the subordinated notes was $148.2 million. The subordinated notes are classified as Tier 2 capital for the Company.

The decline in capital ratios from December 31, 2016 to December 31, 2017 was due to asset growth during 2017.

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

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, (dollars in thousands):

	2017	2016
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$2,192,812	$1,924,885
Standby letters of credit	127,435	84,212
Total commitments with off-balance sheet risk	$2,320,247	$2,009,097
 (1) Includes unfunded overdraft protection.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2017 (dollars in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$350,000	$40,000	$20,000	$140,000	$150,000
Trust preferred capital notes (1)	93,301	—	—	—	93,301
Operating leases	29,054	6,713	10,777	6,939	4,625
Other short-term borrowings	745,000	745,000	—	—	—
Repurchase agreements	49,152	49,152	—	—	—
Total contractual obligations	$1,266,507	$840,865	$30,777	$146,939	$247,926
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

The Company uses its simulation model to estimate earnings in rate environments where rates are instantaneously shocked up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12-month time horizon after an immediate increase or “shock” in rates, of 100 bps up to 300 bps. The model, under all scenarios, does not drop the index below zero.

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances at the period ended December 31, 2017 and 2016 (dollars in thousands):

	Change In Net Interest Income December 31,
	2017		2016
	%	$	%	$
Change in Yield Curve:
+300 bps	5.34	16,691	11.73	34,485
+200 bps	3.81	11,905	7.98	23,459
+100 bps	2.11	6,597	4.10	12,058
Most likely rate scenario	—	—	—	—
-100 bps	(2.70)	(8,430)	(4.14)	(12,162)
-200 bps	(6.78)	(21,181)	(7.57)	(22,257)
-300 bps	(8.01)	(25,041)	(8.34)	(24,515)

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

During 2017, the Company was less asset sensitive in a rising interest rate environment scenario when compared to the year ended December 31, 2016, in part due to the composition of the balance sheet and in part due to the market characteristics of certain deposit products and wholesale borrowings. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2017 and 2016 (dollars in thousands):

	Change In Economic Value of Equity December 31,
	2017		2016
	%	$	%	$
Change in Yield Curve:
+300 bps	(2.69)	(40,737)	2.43	35,121
+200 bps	(1.26)	(19,010)	2.13	30,752
+100 bps	(0.19)	(2,889)	1.43	20,715
Most likely rate scenario
-100 bps	(2.23)	(33,689)	(3.61)	(52,094)
-200 bps	(6.34)	(96,010)	(9.93)	(143,307)
-300 bps	(9.62)	(145,534)	(13.28)	(191,720)

During 2017, the Company was generally less sensitive to market interest rate fluctuations when compared to December 31, 2016, due to the composition of the balance sheet and in part due to the market characteristics of certain deposit products and wholesale borrowings.

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

As of December 31, 2017, liquid assets totaled $2.8 billion, or 29.7%, of total assets, and liquid earning assets totaled $2.6 billion, or 31.1% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of December 31, 2017, approximately $2.4 billion, or 33.2% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $153.7 million, or 12.3% of total securities, are scheduled to mature within one year.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. For additional information and the available balances on various lines of credit, please refer to Note 8 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Items 8 of this Form 10-K. In addition to lines of credit, the Bank may also borrow additional funds by purchasing certificate of deposits through a nationally recognized network of financial institutions. For additional information and outstanding balances on purchased certificates of deposits, please refer to “Deposits” within this Item 7.

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

NON-GAAP MEASURES

In reporting the results of December 31, 2017, the Company has provided supplemental performance measures on a tax-equivalent, tangible, and/or operating basis. These measures are a supplement to GAAP used to prepare the Company's financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company's non-GAAP measures may not be comparable to non-GAAP measures of other companies.

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

Operating measures exclude merger-related costs and nonrecurring tax expenses, which tax expenses are unrelated to the Company’s normal operations. Such costs were only incurred during 2017, 2014, and 2013; thus each of these operating measures is equivalent to the corresponding GAAP financial measure for the years ended December 31, 2016 and December 31, 2015. The Company believes these measures are useful to investors as they exclude certain costs resulting from acquisition activity as well as the impact of the Tax Act and allow investors to more clearly see the combined economic results of the organization's operations.

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, (dollars in thousands, except per share amounts):

	2017	2016	2015	2014	2013
Interest Income (FTE)
Interest Income (GAAP)	$330,194	$294,920	$276,771	$274,945	$172,127
FTE adjustment	10,616	10,244	9,079	8,127	5,256
Interest Income FTE (non-GAAP)	$340,810	$305,164	$285,850	$283,072	$177,383
Average earning assets	$8,016,311	$7,249,090	$6,713,239	$6,437,681	$3,716,849
Yield on interest-earning assets (GAAP)	4.12%	4.07%	4.12%	4.27%	4.63%
Yield on interest-earning assets (FTE) (non-GAAP)	4.25%	4.21%	4.26%	4.40%	4.77%
Net Interest Income (FTE)
Net Interest Income (GAAP)	$280,157	$265,150	$251,834	$255,018	$151,626
FTE adjustment	10,616	10,244	9,079	8,127	5,256
Net Interest Income FTE (non-GAAP)	$290,773	$275,394	$260,913	$263,145	$156,882
Average earning assets	$8,016,311	$7,249,090	$6,713,239	$6,437,681	$3,716,849
Net interest margin (GAAP)	3.49%	3.66%	3.75%	3.96%	4.08%
Net interest margin (FTE) (non-GAAP)	3.63%	3.80%	3.89%	4.09%	4.22%
Tangible Assets
Ending Assets (GAAP)	$9,315,179	$8,426,793	$7,693,291	$7,358,643	$4,176,353
Less: Ending goodwill	298,528	298,191	293,522	293,522	59,400
Less: Ending amortizable intangibles	14,803	20,602	23,310	31,755	11,980
Ending tangible assets (non-GAAP)	$9,001,848	$8,108,000	$7,376,459	$7,033,366	$4,104,973
Tangible Common Equity
Ending equity (GAAP)	$1,046,329	$1,001,032	$995,367	$977,169	$437,810
Less: Ending goodwill	298,528	298,191	293,522	293,522	59,400
Less: Ending amortizable intangibles	14,803	20,602	23,310	31,755	11,980
Ending tangible common equity (non-GAAP)	$732,998	$682,239	$678,535	$651,892	$366,430
Average equity (GAAP)	$1,030,847	$994,785	$991,977	$983,727	$435,635
Less: Average goodwill	298,240	296,087	293,522	296,870	59,400
Less: Average amortizable intangibles	17,482	22,044	27,384	36,625	13,805
Average tangible common equity (non-GAAP)	$715,125	$676,654	$671,071	$650,232	$362,430
ROE (GAAP)	7.07%	7.79%	6.76%	5.30%	7.89%
ROTCE (non-GAAP)	10.20%	11.45%	10.00%	8.02%	9.48%
Common equity to assets (GAAP)	11.23%	11.88%	12.94%	13.28%	10.48%
Tangible common equity to tangible assets (non-GAAP)	8.14%	8.41%	9.20%	9.27%	8.93%
Book value per share (GAAP)	24.10	23.15	22.38	21.73	17.63
Tangible book value per share (non-GAAP)	16.88	15.78	15.25	14.50	14.76
Operating Earnings & EPS
Net Income (GAAP)	$72,923	$77,476	$67,079	$52,164	$34,366
Plus: Merger-related costs, net of tax	4,405	—	—	13,724	2,042
Plus: Nonrecurring tax expenses	6,250	—	—	—	—
Net operating earnings (non-GAAP)	$83,578	$77,476	$67,079	$65,888	$36,408
Weighted average common shares outstanding, diluted	43,779,744	43,890,271	45,138,891	46,130,895	25,030,711
Earnings per common share, diluted (GAAP)	$1.67	$1.77	$1.49	$1.13	$1.37
Operating earnings per common share, diluted (non-GAAP)	$1.91	$1.77	$1.49	$1.43	$1.45

	2017	2016	2015	2014	2013
Operating Performance Metrics
Average assets (GAAP)	$8,820,142	$8,046,305	$7,492,895	$7,250,494	$4,051,850
ROA (GAAP)	0.83%	0.96%	0.90%	0.72%	0.85%
Operating ROA (non-GAAP)	0.95%	0.96%	0.90%	0.91%	0.90%
Average common equity (GAAP)	$1,030,847	$994,785	$991,977	$983,727	$435,635
ROE (GAAP)	7.07%	7.79%	6.76%	5.30%	7.89%
Operating ROE (non-GAAP)	8.11%	7.79%	6.76%	6.70%	8.36%
Average tangible common equity (non-GAAP)	$715,125	$676,654	$671,071	$650,232	$362,430
ROTCE (non-GAAP)	10.20%	11.45%	10.00%	8.02%	9.48%
Operating ROTCE (non-GAAP)	11.69%	11.45%	10.00%	10.13%	10.05%
Operating Noninterest Expense & Efficiency Ratio
Noninterest expense (GAAP)	$234,765	$222,703	$216,882	$238,216	$137,047
Less: Merger-related costs	5,393	—	—	20,345	2,132
Operating noninterest expense (non-GAAP)	$229,372	$222,703	$216,882	$217,871	$134,915
Net interest income (GAAP)	$280,157	$265,150	$251,834	$255,018	$151,626
Net interest income (FTE) (non-GAAP)	290,773	275,394	260,913	263,145	156,882
Noninterest income (GAAP)	71,674	70,907	65,007	61,287	38,728
Efficiency Ratio (GAAP)	66.73%	66.27%	68.45%	75.31%	72.00%
Efficiency Ratio (FTE) (non-GAAP)	64.77%	64.31%	66.54%	73.43%	70.06%
Operating efficiency ratio (FTE) (non-GAAP)	63.28%	64.31%	66.54%	67.15%	68.97%
Operating Earnings & EPS - Community Bank Segment
Community Bank Segment net income (GAAP)	$71,822	$75,716	$67,281	$55,662	$37,025
Plus: Merger-related costs, net of tax	4,405	—	—	13,724	2,042
Plus: Nonrecurring tax expenses	6,120	—	—	—	—
Community bank segment net operating earnings (non-GAAP)	$82,347	$75,716	$67,281	$69,386	$39,067
Weighted average common shares outstanding, diluted	43,779,744	43,890,271	45,138,891	46,130,895	25,030,711
Community bank earnings per common share, diluted (GAAP)	$1.64	$1.73	$1.49	$1.21	$1.48
Community bank operating earnings per common share, diluted (non-GAAP)	$1.88	$1.73	$1.49	$1.50	$1.56
Operating Noninterest Expense - Community Bank Segment
Community bank segment noninterest expense (GAAP)	$225,366	$212,774	$205,993	$222,311	$120,014
Less: Merger-related costs	5,393	—	—	20,345	2,132
Community bank segment operating noninterest expense (non-GAAP)	$219,973	$212,774	$205,993	$201,966	$117,882
Operating Earnings - Mortgage Bank Segment
Mortgage segment net income (GAAP)	$1,101	$1,760	$(202)	$(3,498)	$(2,659)
Plus: Nonrecurring tax expenses	130	—	—	—	—
Mortgage segment net operating earnings (non-GAAP)	$1,231	$1,760	$(202)	$(3,498)	$(2,659)

QUARTERLY RESULTS

The following table presents the Company’s quarterly performance, as previously filed, for the years ended December 31, 2017 and 2016 (dollars in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
For the Year 2017
Interest and dividend income	$76,640	$81,221	$84,850	$87,482
Interest expense	10,073	12,222	13,652	14,090
Net interest income	66,567	68,999	71,198	73,392
Provision for credit losses	2,122	2,173	3,050	3,411
Net interest income after provision for credit losses	64,445	66,826	68,148	69,981
Noninterest income	18,839	18,056	17,536	17,243
Noninterest expenses	57,395	59,930	57,496	59,944
Income before income taxes	25,889	24,952	28,188	27,280
Income tax expense	6,765	6,996	7,530	12,095
Net income	$19,124	$17,956	$20,658	$15,185
Earnings per share, basic	$0.44	$0.41	$0.47	$0.35
Earnings per share, diluted	$0.44	$0.41	$0.47	$0.35
Basic weighted average number of common shares outstanding	43,654,498	43,693,427	43,706,635	43,740,001
Diluted weighted average number of common shares outstanding	43,725,923	43,783,952	43,792,058	43,816,018
For the Year 2016
Interest and dividend income	$70,749	$72,781	$74,433	$76,957
Interest expense	7,018	7,005	7,405	8,342
Net interest income	63,731	65,776	67,028	68,615
Provision for credit losses	2,604	2,300	2,472	1,723
Net interest income after provision for credit losses	61,127	63,476	64,556	66,892
Noninterest income	15,914	17,993	18,950	18,050
Noninterest expenses	54,272	55,251	56,913	56,267
Income before income taxes	22,769	26,218	26,593	28,675
Income tax expense	5,808	6,881	6,192	7,899
Net income	$16,961	$19,337	$20,401	$20,776
Earnings per share, basic	$0.38	$0.44	$0.47	$0.48
Earnings per share, diluted	$0.38	$0.44	$0.47	$0.48
Basic weighted average number of common shares outstanding	44,251,276	43,746,583	43,565,937	43,577,634
Diluted weighted average number of common shares outstanding	44,327,229	43,824,183	43,754,915	43,659,416
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

To the Stockholders and the Board of Directors of Union Bankshares Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Union Bankshares Corporation (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Richmond, Virginia

February 27, 2018

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

To the Stockholders and the Board of Directors of Union Bankshares Corporation:
Opinion on Internal Control over Financial Reporting
We have audited Union Bankshares Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Union Bankshares Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Union Bankshares Corporation as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, of the Company and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Richmond, Virginia
February 27, 2018

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016
(Dollars in thousands, except share data)
	2017	2016
ASSETS
Cash and cash equivalents:
Cash and due from banks	$117,586	$120,758
Interest-bearing deposits in other banks	81,291	58,030
Federal funds sold	496	449
Total cash and cash equivalents	199,373	179,237
Securities available for sale, at fair value	974,222	946,764
Securities held to maturity, at carrying value	199,639	201,526
Restricted stock, at cost	75,283	60,782
Loans held for sale, at fair value	40,662	36,487
Loans held for investment, net of deferred fees and costs	7,141,552	6,307,060
Less allowance for loan losses	38,208	37,192
Net loans held for investment	7,103,344	6,269,868
Premises and equipment, net	119,981	122,027
Other real estate owned, net of valuation allowance	6,636	10,084
Goodwill	298,528	298,191
Amortizable intangibles, net	14,803	20,602
Bank owned life insurance	182,854	179,318
Other assets	99,854	101,907
Total assets	$9,315,179	$8,426,793
LIABILITIES
Noninterest-bearing demand deposits	$1,502,208	$1,393,625
Interest-bearing deposits	5,489,510	4,985,864
Total deposits	6,991,718	6,379,489
Securities sold under agreements to repurchase	49,152	59,281
Other short-term borrowings	745,000	517,500
Long-term borrowings	425,262	413,308
Other liabilities	57,718	56,183
Total liabilities	8,268,850	7,425,761
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding, 43,743,318 shares and 43,609,317 shares, respectively.	57,744	57,506
Additional paid-in capital	610,001	605,397
Retained earnings	379,468	341,938
Accumulated other comprehensive income (loss)	(884)	(3,809)
Total stockholders' equity	1,046,329	1,001,032
Total liabilities and stockholders' equity	$9,315,179	$8,426,793

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(Dollars in thousands, except per share amounts)
	2017	2016	2015
Interest and dividend income:
Interest and fees on loans	$295,146	$262,567	$247,587
Interest on deposits in other banks	539	244	94
Interest and dividends on securities:
Taxable	20,305	18,319	15,606
Nontaxable	14,204	13,790	13,484
Total interest and dividend income	330,194	294,920	276,771
Interest expense:
Interest on deposits	26,106	17,731	15,553
Interest on short-term borrowings	6,035	2,894	944
Interest on long-term borrowings	17,896	9,145	8,440
Total interest expense	50,037	29,770	24,937
Net interest income	280,157	265,150	251,834
Provision for credit losses	10,756	9,100	9,571
Net interest income after provision for credit losses	269,401	256,050	242,263
Noninterest income:
Service charges on deposit accounts	20,212	19,496	18,904
Other service charges, commissions and fees	18,205	17,175	15,575
Fiduciary and asset management fees	11,245	10,199	9,141
Mortgage banking income, net	9,241	10,953	9,767
Gains on securities transactions, net	800	205	1,486
Other-than-temporary impairment losses	—	—	(300)
Bank owned life insurance income	6,144	5,513	4,593
Loan-related interest rate swap fees	3,051	4,254	412
Other operating income	2,776	3,112	5,429
Total noninterest income	71,674	70,907	65,007
Noninterest expenses:
Salaries and benefits	122,222	117,103	104,192
Occupancy expenses	19,594	19,528	20,053
Furniture and equipment expenses	10,503	10,475	11,674
Printing, postage, and supplies	4,962	4,692	5,124
Communications expense	3,319	3,850	4,634
Technology and data processing	16,485	15,368	13,667
Professional services	7,925	8,085	6,309
Marketing and advertising expense	7,838	7,784	7,215
FDIC assessment premiums and other insurance	4,048	5,406	5,376
Other taxes	8,087	5,456	6,227
Loan-related expenses	5,328	4,790	4,097
OREO and credit-related expenses	3,764	2,602	8,911
Amortization of intangible assets	6,088	7,210	8,445
Training and other personnel costs	3,934	3,435	3,675
Merger-related costs	5,393	—	—
Other expenses	5,275	6,919	7,283
Total noninterest expenses	234,765	222,703	216,882

Income before income taxes	106,310	104,254	90,388
Income tax expense	33,387	26,778	23,309
Net income	$72,923	$77,476	$67,079
Basic earnings per common share	$1.67	$1.77	$1.49
Diluted earnings per common share	$1.67	$1.77	$1.49
Dividends declared per common share	$0.81	$0.77	$0.68
Basic weighted average number of common shares outstanding	43,698,897	43,784,193	45,054,938
Diluted weighted average number of common shares outstanding	43,779,744	43,890,271	45,138,891
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(Dollars in thousands)
	2017	2016	2015
Net income	$72,923	$77,476	$67,079
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(44)	270	(1,394)
Reclassification adjustment for losses included in net income (net of tax, $464, $274, and $335 for the years ended December 31, 2017, 2016, and 2015, respectively)	862	508	621
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $1,580, $4,408, and $1,960 for the years ended December 31, 2017, 2016, and 2015, respectively)	2,936	(8,186)	(3,640)
Reclassification adjustment for gains included in net income (net of tax, $280, $72, and $415 for the years ended December 31, 2017, 2016, and 2015, respectively)	(520)	(133)	(771)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $362, $568, and $441 for the years ended December 31, 2017, 2016 and 2015, respectively)	(672)	(1,055)	(819)
BOLI:
Unrealized holding losses arising during period	—	(1,728)	—
Reclassification adjustment for losses included in net income	363	263	—
Other comprehensive income (loss)	2,925	(10,061)	(6,003)
Comprehensive income	$75,848	$67,415	$61,076

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(Dollars in thousands, except share amounts)
	Common Stock	Additional Paid-In Capital	Retained Earnings (1)	Accumulated Other Comprehensive Income (Loss)	Total
Balance - December 31, 2014	$59,795	643,443	261,676	12,255	$977,169
Net income - 2015			67,079		67,079
Other comprehensive income (net of taxes of $2,481)				(6,003)	(6,003)
Dividends on common stock ($0.68 per share)			(29,082)		(29,082)
Stock purchased under stock repurchase plan (668,522 shares)	(889)	(15,371)			(16,260)
Issuance of common stock under Dividend Reinvestment Plan (69,628 shares)	93	1,446	(1,539)		—
Issuance of common stock under Equity Compensation Plans (60,637 shares)	80	848			928
Issuance of common stock for services rendered (23,800 shares)	32	532			564
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (36,373 shares)	48	(464)			(416)
Stock-based compensation expense		1,388			1,388
Balance - December 31, 2015	59,159	631,822	298,134	6,252	995,367
Net income - 2016			77,476		77,476
Other comprehensive income (net of taxes of $4,774)				(10,061)	(10,061)
Issuance of common stock in regard to acquisition (17,232 shares)	23	430			453
Dividends on common stock ($0.77 per share)			(33,672)		(33,672)
Stock purchased under stock repurchase plan (1,411,131 shares)	(1,877)	(31,300)			(33,177)
Issuance of common stock under Equity Compensation Plans (88,409 shares)	118	1,311			1,429
Issuance of common stock for services rendered (19,132 shares)	25	508			533
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (43,620 shares)	58	(644)			(586)
Stock-based compensation expense		3,270			3,270
Balance - December 31, 2016	57,506	605,397	341,938	(3,809)	1,001,032
Net income - 2017			72,923		72,923
Other comprehensive income (net of taxes of $1,402)				2,925	2,925
Dividends on common stock ($0.81 per share)			(35,393)		(35,393)
Issuance of common stock under Equity Compensation Plans (63,476 shares)	84	953			1,037
Issuance of common stock for services rendered (20,857 shares)	28	696			724
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (94,370 shares)	126	(1,693)			(1,567)
Stock-based compensation expense		4,648			4,648
Balance - December 31, 2017	$57,744	$610,001	$379,468	$(884)	$1,046,329
(1) Retained earnings as of December 31, 2014 includes the cumulative impact of $856,000, resulting from the adoption of ASU No. 2014-01 “Investments - Equity Method and Joint Ventures (Topic 323): Accounting For Investments in Qualified Affordable Housing Projects.” See Note 1 “Summary of Significant Accounting Policies” for additional information.
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(Dollars in thousands)
	2017	2016	2015
Operating activities:
Net income	$72,923	$77,476	$67,079
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	11,183	10,215	10,776
Writedown of OREO	1,891	1,017	6,002
Other-than-temporary impairment recognized in earnings	—	—	300
Amortization, net	14,021	13,555	14,951
Amortization (accretion) related to acquisition, net	(866)	1,534	1,823
Provision for credit losses	10,756	9,100	9,571
Gains on securities transactions, net	(800)	(205)	(1,486)
BOLI income	(5,306)	(5,513)	(4,593)
Deferred tax expense (benefit)	5,624	243	(1,212)
Decrease (increase) in loans held for sale, net	(4,175)	(457)	6,489
Losses (gains) on sales of OREO, net	19	(342)	(260)
Losses on sales of premises, net	124	125	89
Gains on sale of loans held for investment	—	—	(470)
Stock-based compensation expenses	4,648	3,270	1,388
Issuance of common stock for services	724	533	564
Net decrease (increase) in other assets	(5,785)	(14,810)	2,692
Net increase (decrease) in other liabilities	5,352	(1,898)	(2,780)
Net cash and cash equivalents provided by operating activities	110,333	93,843	110,923
Investing activities:
Purchases of securities available for sale and restricted stock	(298,958)	(259,020)	(259,761)
Purchases of securities held to maturity	(7,836)	(2,390)	(9,830)
Proceeds from sales of securities available for sale and restricted stock	139,046	69,516	101,154
Proceeds from maturities, calls and paydowns of securities available for sale	115,124	115,670	142,644
Proceeds from maturities, calls and paydowns of securities held to maturity	5,048	2,686	3,680
Net increase in loans held for investment	(838,668)	(637,207)	(356,300)
Proceeds from sale of loans held for investment	—	—	27,351
Net increase in premises and equipment	(9,261)	(6,339)	(3,870)
Proceeds from BOLI settlements	2,497	—	—
Proceeds from sales of OREO	2,448	5,837	10,309
Improvements to OREO	—	—	(308)
Purchases of BOLI policies	—	—	(30,000)
Cash paid for equity-method investments	—	—	(355)
Cash paid in acquisitions	(231)	(4,077)	—
Cash acquired in acquisitions	5,038	207	—
Net cash and cash equivalents used in investing activities	(885,753)	(715,117)	(375,286)
Financing activities:
Net increase in noninterest-bearing deposits	105,093	20,688	173,559
Net increase in interest-bearing deposits	502,018	394,865	153,450
Net increase in short-term borrowings	217,371	187,804	1,584
Cash paid for contingent consideration	(3,003)	—	—
Proceeds from issuance of long-term debt	20,000	178,000	—
Repayments of long-term debt	(10,000)	(57,500)	(10,000)
Cash dividends paid - common stock	(35,393)	(33,672)	(29,082)
Repurchase of common stock	—	(33,177)	(16,260)
Issuance of common stock	1,037	1,429	928
Vesting of restricted stock, including tax effects	(1,567)	(586)	(416)
Net cash and cash equivalents provided by financing activities	795,556	657,851	273,763
Increase in cash and cash equivalents	20,136	36,577	9,400
Cash and cash equivalents at beginning of the period	179,237	142,660	133,260
Cash and cash equivalents at end of the period	$199,373	$179,237	$142,660

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(Dollars in thousands)
	2017	2016	2015
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$47,775	$29,576	$27,526
Income taxes	24,000	27,900	21,400

Supplemental schedule of noncash investing and financing activities
Transfer from securities available for sale to securities held to maturity	—	—	201,822
Transfers between loans and OREO	910	1,297	700
Transfers from Bank premises to OREO	—	—	2,224
Issuance of common stock in exchange for net assets in acquisition	—	453	—

Transactions related to acquisitions
Assets acquired	293	4,668	—
Liabilities assumed	5,437	4,807	—
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company - Headquartered in Richmond, Virginia, the Company is the largest community banking organization headquartered in Virginia and, as of December 31, 2017, operated in all major banking markets throughout the Commonwealth. The Company is the holding company for Union Bank & Trust, which provides banking, trust, and wealth management services and, as of December 31, 2017, had a statewide presence of 111 bank branches and approximately 180 ATMs. Non-bank affiliates of the Company include: Union Mortgage Group, Inc., which provides a full line of mortgage products; Union Insurance Group, LLC, which provides various lines of insurance products; and Old Dominion Capital Management, Inc., which provides investment advisory services.

Principles of Consolidation - The accounting policies and practices of Union Bankshares Corporation and subsidiaries conform to GAAP and follow general practices within the banking industry. The consolidated financial statements include the accounts of the Company, which is a financial holding company and a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Union Bank & Trust, which owns Union Insurance Group, LLC, Union Mortgage Group, Inc., and Old Dominion Capital Management, Inc. The Company’s Statutory Trusts, wholly owned subsidiaries of the Company, were formed for the purpose of issuing redeemable trust preferred capital notes in connection with two of the Company’s acquisitions prior to 2006. ASC 860, Transfers and Servicing, precludes the Company from consolidating Statutory Trusts I and II. The subordinated debts payable to the trusts are reported as liabilities of the Company. All significant inter-company balances and transactions have been eliminated.

Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALL, the valuation of goodwill and intangible assets, OREO, deferred tax assets and liabilities, other-than-temporary impairment of securities, and the fair value of financial instruments.

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

Business Combinations - Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company utilizes third party valuations, appraisals, and internal valuations based on discounted cash flow analysis or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquiree and the closing date and apply applicable recognition principles and conditions. If they are necessary to implement its plan to exit an activity of an acquiree, costs that the Company expects, but is not obligated, to incur in the future are not liabilities at the acquisition date, nor are costs to terminate the employment or relocate an acquiree’s employees. The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable GAAP.

Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants, and advertising costs. The Company will account for merger-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable accounting guidance. These merger-related costs are included on the Company’s Consolidated Statements of Income classified within the noninterest expense caption.

Cash and Cash Equivalents - For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash, cash due from banks, interest-bearing deposits in other banks, money market investments, other interest-bearing deposits, and federal funds sold.

Investment Securities - Investment securities held by the Company are classified as either available for sale, held to maturity, or trading at the time of purchase and reassessed periodically, based on management’s intent. Additionally, the Company also holds restricted equity securities with the Federal Reserve Bank and FHLB, which are not subject to the investment security classifications.

Available for Sale - securities classified as available for sale are those debt and equity securities that management intends to hold for an indefinite period of time, including securities used as part of the Company’s asset/liability strategy, and that may be sold in response to changes in interest rates, liquidity needs, or other factors. Securities available for sale are reported at fair value, with unrealized gains or losses, net of deferred taxes, included in accumulated other comprehensive income in stockholders’ equity.

Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Transfers of debt securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held to maturity securities. Such amounts are amortized over the remaining life of the security.

Trading - securities classified as held for trading are those debt and equity securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. The Company has no securities in this category.

Restricted Stock, at cost - due to restrictions placed upon the Company’s common stock investments in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. The FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the member’s total assets at December 31, 2017 and 2016. The Federal Reserve Bank requires the Company to maintain stock with a par value equal to 6% of its outstanding capital.

The Company regularly evaluates all securities whose values have declined below amortized cost to assess whether the decline in fair value represents an OTTI. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating OTTI losses, an impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Loans Held for Sale - The Company records loans held for sale via the fair value option. For further information regarding the fair value method and assumptions, refer to Note 13 “Fair Value Measurements.” In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The change in fair value of loans held for sale is recorded as a component of “Mortgage banking income, net” within the Company’s Consolidated Statements of Income.

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

Below is a summary of the current loan segments:

Construction and Land Development - construction loans generally made to commercial and residential builders for specific construction projects. The successful repayment of these types of loans is generally dependent upon (a) a commitment for permanent financing from the Company, or (b) from the sale of the constructed property. These loans carry more risk than both types of commercial real estate term loans due to the dynamics of construction projects, changes in interest rates, the long-term financing market, and state and local government regulations. As in commercial real estate term lending, the Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations to any one business or industry.

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

Residential 1-4 Family - Mortgage - loans generally made to residential borrowers. The Residential 1-4 Family - Mortgage loan portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, experienced underwriting, requiring standards for appraisers, and not making subprime loans.

Residential 1-4 Family - Commercial - loans made to commercial borrowers where the loan is secured by residential property. The Residential 1-4 Family - Commercial loan portfolio carries risks associated with the creditworthiness of the tenant, the ability to re-lease the property when vacancies occur, and changes in loan-to-value ratios. The Company manages these risks through policies and procedures, such as limiting loan-to-value ratios at origination, requiring guarantees, experienced underwriting, and requiring standards for appraisers.

Multifamily Real Estate - loans made to real estate investors to support permanent financing for multifamily residential income producing properties that rely on the successful operation of the property for repayment. This management mainly involves property maintenance and collection of rents due from tenants. This type of lending carries a lower level of risk, as compared to other commercial lending. In addition, underwriting requirements for multifamily properties are stricter than for other non-owner-occupied property types. The Company manages this risk by avoiding concentrations with any particular customer.

Commercial & Industrial - loans generally made to support the Company’s borrowers’ need for equipment/vehicle purchases and short-term or seasonal cash flow needs. Repayment relies upon the successful operation of the business. This type of lending carries a lower level of commercial credit risk, as compared to other commercial lending. The Company manages this risk by using general underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry.

HELOC - the consumer HELOC portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures, such as limiting loan-to-value ratios at origination, using experienced underwriting, requiring standards for appraisers, and not making subprime loans.

Auto - the consumer indirect auto lending portfolio generally carries certain risks associated with the values of the collateral that management must mitigate. The Company focuses its indirect auto lending on one to two-year-old used vehicles where substantial depreciation has already occurred thereby minimizing the risk of significant loss of collateral values in the future. This type of lending places reliance on computer-based loan approval systems to supplement other underwriting standards.

Consumer and all other - portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment. The Company manages these risks through policies and procedures such as experienced underwriting, maximum debt to income ratios, and minimum borrower credit scores. Loans that support small business lines of credit and agricultural lending are included in this category; however, neither are a material source of business for the Company.
Also included in this category are loans purchased through various third-party lending programs. These portfolios include consumer loans and carry risks associated with the borrower, changes in the economic environment, and the vendors themselves. The Company manages these risks through policies that require minimum credit scores and other underwriting requirements, robust analysis of actual performance versus expected performance, as well as ensuring compliance with the Company's vendor management program.
Nonaccruals, Past Dues, and Charge-offs
The policy for placing commercial loans on nonaccrual status is generally when the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged-off when management judges the loan to be uncollectible but generally no later than 120 days past due for non-real estate secured loans and 180 days for real estate secured loans. These loans are generally not placed on nonaccrual status prior to charge off. Commercial loans are typically written down to net realizable value when it is determined that the Company will be unable to collect the principal amount in full and the amount is a confirmed loss. All classes of loans are considered past due or delinquent when a contractual payment has not been satisfied. Loans are placed on nonaccrual status or charged off at an earlier date if collection of principal and interest is considered doubtful and in accordance with regulatory requirements. The process for charge-offs of impaired collateral dependent loans is discussed in detail within the “Allowance for Loan Losses” section of this Note.
For both the commercial and consumer loan segments, all interest accrued but not collected for loans placed on nonaccrual status or charged-off is reversed against interest income and accrual of interest income is terminated. Payments and interest on these loans are accounted for using the cost-recovery method by applying all payments received as a reduction to the outstanding principal balance until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The determination of future payments being reasonably assured varies depending on the circumstances present with the loan; however, the timely payment of contractual amounts owed for six consecutive months is a primary indicator. The authority to move loans into or out of accrual status is limited to senior Special Assets Officers. Reclassification of certain loans may require approval of the Special Assets Loan Committee.
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
Specific Reserve Component
The specific reserve component relates to impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon being identified as impaired, for loans not considered to be collateral dependent, an ALL is established when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. The impairment of collateral dependent loans is measured based on the fair value of the underlying collateral, less selling costs, compared to the carrying value of the loan. If the Company determines that the value of an impaired collateral dependent loan is less than the recorded investment in the loan, it either recognizes an impairment reserve as a specific component to be provided for in the ALL or charges off the deficiency if it is determined that such amount represents a confirmed loss. Typically, a loss is confirmed when the Company is moving towards foreclosure (or final disposition).

The Company obtains independent appraisals from a pre-approved list of independent, third party appraisers located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal REVG, performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal, while an administrative review ensures that all of the required components of an appraisal are present. Independent appraisals or valuations are updated every 12 months for all impaired loans. The Company’s impairment analysis documents the date of the appraisal used in the analysis. Adjustments to appraised values are only permitted to be made by the REVG. The impairment analysis is reviewed and approved by senior Credit Administration officers and the Special Assets Loan Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.
General Reserve Component
The general reserve component covers non-impaired loans and is quantitatively derived from an estimate of credit losses adjusted for various qualitative factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the net charge-off historical loss experience to the average loan balance of the portfolio averaged during a period that management has determined to be adequately reflective of the losses inherent in the loan portfolio. The Company has implemented a rolling 20-quarter look back period, which is re-evaluated on a periodic basis to ensure the reasonableness of the period being used.
The following table shows the types of qualitative factors management considers:

QUALITATIVE FACTORS
Portfolio	National / International	Local
Experience and ability of lending team	Interest rates	Level of economic activity
Pace of loan growth	Inflation	Unemployment
Footprint and expansion	Unemployment	Competition
Execution of loan risk rating process	Gross domestic product	Military/government impact
Degree of credit oversight	International uncertainty
Underwriting standards	Home Price Index
Delinquency levels in portfolio	Commercial Real Estate Price Index
Charge-off trends in portfolio
Credit concentrations / nature and volume of the portfolio

Impaired Loans – A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral. The impairment loan policy is the same for all segments within the commercial loan segment.

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

Quarterly, management performs a recast of PCI loans based on updated future expected cash flows, which are updated through reassessment of default rates, loss severity, and prepayment speed assumptions. The excess of the cash flows expected to be collected over a pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows; these changes are disclosed in Note 4 “Loans and Allowance for Loan Losses.”
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
Acquired performing loans are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. The difference between the fair value and unpaid principal balance of the loan at acquisition date (premium or discount) is amortized or accreted into interest income over the life of the loans. If the acquired performing loan has revolving privileges, it is accounted for using the straight-line method; otherwise, the effective interest method is used.

Troubled Debt Restructurings - In situations where, for economic or legal reasons related to a borrower’s financial condition, the Company grants a concession in the loan structure to the borrower that it would not otherwise consider, the related loan is classified as a TDR. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms as early as possible. These modified terms may include rate reductions, principal or interest forgiveness, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may subsequently be eligible to be removed from reportable TDR status in periods subsequent to the restructuring depending on the performance of the loan. The Company reviews previously restructured loans quarterly in order to determine whether any have performed, subsequent to the restructure, at a level that would allow for them to be removed from reportable TDR status. The Company generally would consider a change in this classification if the borrower is no longer experiencing financial difficulty, the loan is current or less than 30 days past due at the time the status change is being considered, the loan has performed under the restructured terms for a consecutive twelve-month period, and is no longer considered to be impaired. A loan may also be considered for removal from TDR status as a result of a subsequent restructure under certain restrictive circumstances. The removal of TDR designations must be approved by the Company's Special Asset Loan Committee.

Loans removed from reportable TDR status are collectively evaluated for impairment; due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, which is included in the Company's general reserve. Impairment is measured based on historical loss experience taking into consideration qualitative factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during the re-underwriting. The TDR activity during the year did not have a material impact on the Company’s ALL, financial condition, or results of operations.

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

Goodwill and Intangible Assets - The Company has an aggregate goodwill balance of $298.5 million associated with previous merger transactions. Goodwill is associated with the both the commercial banking and mortgage segments.

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

The Company performed its annual impairment testing on April 30, 2017 and determined that there was no impairment to its goodwill or intangible assets. Management performed a review through December 31, 2017 and concluded that no factors indicating impairment existed as of the balance sheet date.

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

Bank Owned Life Insurance - The Company has purchased life insurance on certain key employees and directors. These policies are recorded at their cash surrender value and are included in a separate line item on the Company’s Consolidated Balance Sheets. Income generated from policies is recorded as noninterest income. At December 31, 2017 and 2016, the Company also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $6.3 million and $5.9 million, respectively. The Company is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

Derivatives - Derivatives are recognized as assets and liabilities on the Company’s Consolidated Balance Sheets and measured at fair value. The Company’s derivatives are interest rate swap agreements and interest rate lock commitments. The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Consolidated Balance Sheet. The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Company considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.

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

Affordable Housing Entities - The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the years ended December 31, 2017 and December 31, 2016, the Company recognized amortization of $1.3 million and $370,000, respectively, and tax credits of $858,000 and $882,000, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these qualified affordable housing projects for the years ended December 31, 2017 and December 31, 2016 were $11.0 million and $9.9 million, respectively. At December 31, 2017 and December 31, 2016, the Company's recorded liability totaled $7.3 million and $7.1 million, respectively, for the related unfunded commitments, which are expected to be paid from 2018 to 2019.

Loan Fees - Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. Deferred fees and costs are recorded as an adjustment to loans outstanding using a method that approximates a constant yield.

Stock Compensation Plan - The Company has adopted ASC 718, Compensation – Stock Compensation, which requires the costs resulting from all stock-based payments to employees be recognized in the financial statements. For stock options, compensation cost is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value of stock options. No options were granted in 2017 or 2016. The market price of the Company’s common stock at the date of grant is used for nonvested stock awards.

The fair value of PSUs granted in 2017 and 2016 is determined and fixed on the grant date based on the Company’s stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation model was used to determine the grant date fair value of PSUs granted in 2017 and 2016.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes on the Company’s Consolidated Statements of Income. The Company did not record any material interest or penalties for the periods ending December 31, 2017, 2016, or 2015 related to tax positions taken. As of December 31, 2017 and 2016, there were no accruals for uncertain tax positions. The Company and its wholly-owned subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

On December 22, 2017, the Tax Act was signed into law. Refer to Note 15 “Income Taxes” for additional information on the impact of the Tax Act.

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

For more specific information on the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value in the financial statements refer to Note 13 “Fair Value Measurements.”

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

Adoption of New Accounting Standards - In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this standard in the first quarter of 2017. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The original guidance has been amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are similarly excluded from the scope. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The Company plans to adopt this guidance on the effective date, January 1, 2018 via the modified retrospective approach. The Company has completed its assessment of the adoption of this ASU, noting the standard will result in expanded disclosures related to non-interest income and enhance the qualitative disclosures on the revenues within the scope of the new guidance. The Company has concluded the adoption of ASU 2014-09 will not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to, among other things: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company has completed its assessment of ASU No. 2016-01 and upon adoption there will be enhancements to the current financial instrument disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and required consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The CECL model will replace the Company's current accounting for PCI and impaired loans. The guidance also amends the AFS debt securities OTTI model. The amendment is effective for fiscal years beginning after December 15, 2019. The Company is currently assessing the requirements and necessary changes to the existing credit loss estimation methods and identifying a complete set of data requirements and sources. The Company is currently evaluating the impact ASU No. 2016-13 will have on its consolidated financial statements. This guidance may result in material changes in the Company's accounting for credit losses on financial instruments.

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

2. ACQUISITIONS

The Company did not complete any acquisitions of businesses in 2017. See Note 20 “Subsequent Events” for additional information on the Merger with Xenith that was completed on January 1, 2018.

ODCM
On May 31, 2016, the Bank completed its acquisition of ODCM, a Charlottesville, Virginia based registered investment advisor with nearly $300.0 million in assets under management at the time of the acquisition. The acquisition date fair value of consideration transferred totaled $9.1 million, which consisted of $4.1 million in cash, $453,000 in stock, and the remainder being subject to a three-year earn out provision and contingent on achieving certain performance metrics. The contingent consideration, which was $1.4 million at December 31, 2017, is carried at fair value and is reported as a component of “Other Liabilities” on the Consolidated Balance Sheet. The fair value of this liability will be assessed at each reporting period. In connection with the transaction, the Company recorded $4.7 million in goodwill and $4.5 million of amortizable assets, which primarily relate to the value of customer relationships. The Company is amortizing these intangibles assets over the period of expected benefit, which ranges from 5 to 10 years using a straight-line method. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. The fair values were subject to refinement for up to one year after the closing date of the acquisition. The Company did not incur any material expenses related to the acquisition of ODCM.

Fair Value Premiums and Discounts
The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments had the following impact on the Consolidated Statements of Income during the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

	For the years ended December 31,
	2017	2016	2015
Loans (1)	$6,784	$5,218	$4,355
Core deposit intangible (2)	(5,603)	(6,930)	(8,445)
Borrowings (3)	170	458	424
Time deposits (4)	—	—	1,843
Other amortizable intangibles (2)	(485)	(280)	—
Net impact to income before taxes	$866	$(1,534)	$(1,823)
(1) Loan acquisition-related fair value adjustments accretion is included in "Interest and fees on loans" in the "Interest and dividend income" section of the Company's Consolidated Statements of Income.
(2) Core deposit and other intangible premium amortization is included in "Amortization of intangible assets" in the "Noninterest expense" section of the Company's Consolidated Statements of Income.
(3) Borrowings acquisition-related fair value adjustments accretion is included in "Interest on long-term borrowings" in the "Interest Expense" section of the Company's Consolidated Statements of Income.
(4) Certificate of deposit acquisition-related fair value adjustments accretion is included in "Interest on deposits" in the "Interest expense" section of the Company's Consolidated Statements of Income.

3. SECURITIES

Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of December 31, 2017 and 2016 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2017
Obligations of states and political subdivisions	$295,546	$6,842	$(564)	$301,824
Corporate bonds	113,625	1,131	(876)	113,880
Mortgage-backed securities	552,431	2,596	(6,169)	548,858
Other securities	9,737	—	(77)	9,660
Total available for sale securities	$971,339	$10,569	$(7,686)	$974,222

December 31, 2016
Obligations of states and political subdivisions	$274,007	$4,962	$(3,079)	$275,890
Corporate bonds	123,674	892	(2,786)	121,780
Mortgage-backed securities	536,031	4,626	(5,371)	535,286
Other securities	13,885	—	(77)	13,808
Total available for sale securities	$947,597	$10,480	$(11,313)	$946,764

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s available for sale securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of December 31, 2017 and 2016. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Obligations of states and political subdivisions	$25,790	$(132)	$16,934	$(432)	$42,724	$(564)
Mortgage-backed securities	298,439	(3,267)	136,298	(2,902)	434,737	(6,169)
Corporate bonds and other securities	10,976	(99)	44,408	(854)	55,384	(953)
Total available for sale	$335,205	$(3,498)	$197,640	$(4,188)	$532,845	$(7,686)
December 31, 2016
Obligations of states and political subdivisions	$108,440	$(3,007)	$588	$(72)	$109,028	$(3,079)
Mortgage-backed securities	316,469	(4,979)	42,096	(392)	358,565	(5,371)
Corporate bonds and other securities	47,388	(1,537)	40,468	(1,326)	87,856	(2,863)
Total available for sale	$472,297	$(9,523)	$83,152	$(1,790)	$555,449	$(11,313)

As of December 31, 2017, there were $197.6 million, or 71 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $4.2 million and consisted of municipal obligations, mortgage-backed securities, and other securities. As of December 31, 2016, there were $83.2 million, or 30 issues, of individual securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $1.8 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. The Company has determined that these securities are temporarily impaired at December 31, 2017 and 2016 for the reasons set out below:

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

Corporate bonds. The Company’s unrealized losses in corporate debt securities are related to both interest rate fluctuations and ratings downgrades for a limited number of securities. The majority of the securities remain investment grade and the
Company’s analysis did not indicate the existence of a credit loss. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of "more likely than not" has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

The following table presents the amortized cost and estimated fair value of AFS securities as of December 31, 2017 and 2016, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,179	$25,326	$21,403	$21,517
Due after one year through five years	145,276	145,980	108,198	109,778
Due after five years through ten years	223,210	226,251	300,552	301,888
Due after ten years	577,674	576,665	517,444	513,581
Total securities available for sale	$971,339	$974,222	$947,597	$946,764

For information regarding the estimated fair value of available for sale securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of December 31, 2017 and 2016, see Note 9 "Commitments and Contingencies."

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

The carrying value, gross unrealized gains and losses, and estimated fair values of securities held to maturity as of December 31, 2017 and 2016 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value (1)	Gains	(Losses)	Fair Value
December 31, 2017
Obligations of states and political subdivisions	$199,639	$4,014	$(170)	$203,483
December 31, 2016
Obligations of states and political subdivisions	$201,526	$1,617	$(828)	$202,315
(1) The carrying value includes $3.6 million and $5.2 million of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion, as of December 31, 2017 and 2016, respectively.

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s held to maturity securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of December 31, 2017 and 2016. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Obligations of states and political subdivisions	$18,896	$(139)	$1,084	$(31)	$19,980	$(170)

December 31, 2016
Obligations of states and political subdivisions	$92,841	$(747)	$648	$(81)	$93,489	$(828)

As of December 31, 2017, there was $1.1 million, or two issues, of individual held to maturity securities that had been in a continuous loss position for more than 12 months and had an unrealized loss of $31,000. As of December 31, 2016, there was $648,000 or one issue, of an individual held to maturity security that had been in a continuous loss position for more than 12 months and had an unrealized loss of $81,000. Both of the securities in a continuous loss position for more than 12 months at December 31, 2017 are municipal bonds with minimal credit exposure; one is credit enhanced with a guarantee from the local school board. For this reason, the Company has determined that these securities in a loss position are temporarily impaired as of December 31, 2017 and 2016. Because the Company does not intend to sell these investments and the accounting standard of "more likely than not" has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

The following table presents the amortized cost and estimated fair value of held to maturity securities as of December 31, 2017 and 2016, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017		December 31, 2016
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Due in one year or less	$3,221	$3,230	$4,403	$4,440
Due after one year through five years	44,289	44,601	28,383	28,763
Due after five years through ten years	79,114	80,532	51,730	51,522
Due after ten years	73,015	75,120	117,010	117,590
Total securities held to maturity	$199,639	$203,483	$201,526	$202,315
 (1) The carrying value includes $3.6 million and $5.2 million of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion, as of December 31, 2017 and 2016, respectively.

For information regarding the estimated fair value of available for sale securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of December 31, 2017 and 2016, see Note 9 "Commitments and Contingencies."

Restricted Stock, at cost
Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and the FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At both December 31, 2017 and 2016, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of its outstanding capital at both December 31, 2017 and 2016. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $27.6 million and $23.8 million for December 31, 2017 and 2016 and FHLB stock in the amount of $47.7 million and $37.0 million as of December 31, 2017 and 2016, respectively.

Other-Than-Temporary Impairment
During each quarter and at year end the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-

temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessments during the year ended December 31, 2017, and in accordance with the guidance, no OTTI was recognized.

For the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000. During the first quarter of 2016, the municipal security was sold. As a result, the Company recognized an additional loss on sale of the previously written down security.

Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the years ended December 31, 2017, 2016, and 2015 (dollars in thousands).

	2017	2016	2015
Realized gains (losses):
Gross realized gains	$1,170	$302	$1,597
Gross realized losses	(370)	(97)	(111)
Net realized gains	$800	$205	$1,486
Proceeds from sales of securities	$139,046	$69,516	$101,154

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Construction and Land Development	$948,791	$751,131
Commercial Real Estate - Owner Occupied	943,933	857,805
Commercial Real Estate - Non-Owner Occupied	1,713,659	1,564,295
Multifamily Real Estate	357,079	334,276
Commercial & Industrial	612,023	551,526
Residential 1-4 Family - Commercial	612,395	551,636
Residential 1-4 Family - Mortgage	485,690	477,911
Auto	282,474	262,071
HELOC	537,521	526,884
Consumer and all other	647,987	429,525
Total loans held for investment, net (1)	$7,141,552	$6,307,060

(1) Loans, as presented, are net of deferred fees and costs totaling $1.3 million and $1.8 million as of December 31, 2017 and 2016, respectively.

On October 16, 2015, the Company entered into an agreement to sell its credit card portfolio, approximating $26.4 million in outstanding balances, and entered into an outsourcing partnership with Elan Financial Services. The Company sold these loans at a premium. The sale of the credit card portfolio resulted in an after-tax benefit of $805,000 on the Company's Consolidated Statement of Income in 2015. As part of the agreement, the Company will continue to share in interchange fee income and finance charges.

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2017 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$1,248	$898	$1,340	$2,838	$5,610	$936,857	$948,791
Commercial Real Estate - Owner Occupied	444	81	—	14,790	2,708	925,910	943,933
Commercial Real Estate - Non-Owner Occupied	187	84	194	6,610	2,992	1,703,592	1,713,659
Multifamily Real Estate	—	—	—	80	—	356,999	357,079
Commercial & Industrial	1,147	109	214	408	316	609,829	612,023
Residential 1-4 Family - Commercial	1,682	700	579	9,414	1,085	598,935	612,395
Residential 1-4 Family - Mortgage	3,838	2,541	546	3,733	6,269	468,763	485,690
Auto	3,541	185	40	—	413	278,295	282,474
HELOC	2,382	717	217	950	2,075	531,180	537,521
Consumer and all other	2,404	2,052	402	198	275	642,656	647,987
Total loans held for investment	$16,873	$7,367	$3,532	$39,021	$21,743	$7,053,016	$7,141,552

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2016 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$1,162	$232	$76	$2,922	$2,037	$744,702	$751,131
Commercial Real Estate - Owner Occupied	1,842	109	35	18,343	794	836,682	857,805
Commercial Real Estate - Non-Owner Occupied	2,369	—	—	17,303	—	1,544,623	1,564,295
Multifamily Real Estate	147	—	—	2,066	—	332,063	334,276
Commercial & Industrial	759	858	9	1,074	124	548,702	551,526
Residential 1-4 Family - Commercial	1,722	147	600	12,222	1,071	535,874	551,636
Residential 1-4 Family - Mortgage	5,316	387	1,448	3,978	4,208	462,574	477,911
Auto	2,570	317	111	—	169	258,904	262,071
HELOC	1,836	1,140	635	1,161	1,279	520,833	526,884
Consumer and all other	2,522	1,431	91	223	291	424,967	429,525
Total loans held for investment	$20,245	$4,621	$3,005	$59,292	$9,973	$6,209,924	$6,307,060

Nonaccrual loans totaled $21.7 million, $10.0 million, and $11.9 million at December 31, 2017, 2016 and 2015, respectively. Had these loans performed in accordance with their original terms, interest income of approximately $698,000, $452,000, and $487,000 would have been recorded in 2017, 2016, and 2015, respectively. All nonaccrual loans were included in the impaired loan disclosure in 2017 and 2016.

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2017 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$8	$57	$2,773	$2,838
Commercial Real Estate - Owner Occupied	381	478	13,931	14,790
Commercial Real Estate - Non-Owner Occupied	188	233	6,189	6,610
Multifamily Real Estate	—	—	80	80
Commercial & Industrial	—	—	408	408
Residential 1-4 Family - Commercial	433	351	8,630	9,414
Residential 1-4 Family - Mortgage	343	626	2,764	3,733
HELOC	291	214	445	950
Consumer and all other	—	—	198	198
Total	$1,644	$1,959	$35,418	$39,021

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2016 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$—	$84	$2,838	$2,922
Commercial Real Estate - Owner Occupied	271	519	17,553	18,343
Commercial Real Estate - Non-Owner Occupied	409	126	16,768	17,303
Multifamily Real Estate	—	—	2,066	2,066
Commercial & Industrial	44	56	974	1,074
Residential 1-4 Family - Commercial	964	93	11,165	12,222
Residential 1-4 Family - Mortgage	334	852	2,792	3,978
HELOC	175	121	865	1,161
Consumer and all other	—	—	223	223
Total	$2,197	$1,851	$55,244	$59,292

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans, by segment at December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a specific allowance
Construction and Land Development	$16,035	$16,214	$—	$13,877	$14,353	$—
Commercial Real Estate - Owner Occupied	5,427	5,527	—	5,886	6,042	—
Commercial Real Estate - Non-Owner Occupied	6,017	6,103	—	1,399	1,399	—
Commercial & Industrial	1,681	1,933	—	648	890	—
Residential 1-4 Family - Commercial	4,098	4,879	—	4,301	5,208	—
Residential 1-4 Family - Mortgage	9,512	9,786	—	4,195	4,310	—
HELOC	2,056	2,144	—	1,017	1,094	—
Consumer and all other	567	734	—	230	427	—
Total impaired loans without a specific allowance	$45,393	$47,320	$—	$31,553	$33,723	$—
Loans with a specific allowance
Construction and Land Development	$1,536	$1,573	$122	$1,395	$1,404	$107
Commercial Real Estate - Owner Occupied	1,161	1,161	94	646	646	4
Commercial Real Estate - Non-Owner Occupied	—	—	—	2,809	2,809	474
Commercial & Industrial	1,295	1,319	128	857	880	14
Residential 1-4 Family - Commercial	1,062	1,068	35	1,182	1,282	66
Residential 1-4 Family - Mortgage	1,953	2,070	36	2,153	2,253	134
Auto	413	577	2	169	235	1
HELOC	464	535	51	323	433	15
Consumer and all other	204	309	35	62	298	1
Total impaired loans with a specific allowance	$8,088	$8,612	$503	$9,596	$10,240	$816
Total impaired loans	$53,481	$55,932	$503	$41,149	$43,963	$816

The following table shows the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans, by segment for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	December 31, 2017		December 31, 2016		December 31, 2015
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$17,080	$590	$15,346	$681	$36,441	$2,265
Commercial Real Estate - Owner Occupied	6,580	306	6,290	242	11,409	348
Commercial Real Estate - Non-Owner Occupied	6,083	172	4,188	134	6,201	250
Multifamily Real Estate	—	—	—	—	3,854	244
Commercial & Industrial	3,208	150	2,800	95	3,404	139
Residential 1-4 Family - Commercial	5,428	190	6,225	205	9,990	383
Residential 1-4 Family - Mortgage	11,806	194	6,491	86	4,478	27
Auto	579	19	244	5	235	6
HELOC	2,659	36	1,513	19	2,757	54
Consumer and all other	810	36	567	8	639	19
Total impaired loans	$54,233	$1,693	$43,664	$1,475	$79,408	$3,735

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the year ended December 31, 2017, the recorded investment in TDRs prior to modifications was not materially impacted by the modification.

The following table provides a summary, by segment, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in nonaccrual status, which are considered to be nonperforming, as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Construction and Land Development	7	$2,803	$—	8	$3,793	$—
Commercial Real Estate - Owner Occupied	5	2,221	—	7	3,106	—
Commercial Real Estate - Non-Owner Occupied	2	715	—	2	2,390	—
Commercial & Industrial	12	2,057	—	3	533	—
Residential 1-4 Family - Commercial	16	1,048	—	16	1,623	—
Residential 1-4 Family - Mortgage	24	5,194	—	12	2,522	—
HELOC	1	20	—	—	—	—
Consumer and all other	1	495	—	—	—	—
Total performing	68	$14,553	$—	48	$13,967	$—
Nonperforming
Construction and Land Development	2	$702	$—	2	$215	$—
Commercial Real Estate - Owner Occupied	2	134	—	2	156	—
Commercial & Industrial	2	108	—	1	116	—
Residential 1-4 Family - Commercial	5	558	—	4	157	—
Residential 1-4 Family - Mortgage	7	1,264	—	4	791	—
HELOC	1	59	—	—	—	—
Consumer and all other	1	24	—	—	—	—
Total nonperforming	20	$2,849	$—	13	$1,435	$—
Total performing and nonperforming	88	$17,402	$—	61	$15,402	$—

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. The following table shows, by segment and modification type, TDRs that occurred during the years ended December 31, 2017 and 2016 and TDRs that were identified by the Company as going into default during the period shown that were restructured in the prior twelve-month period (dollars in thousands):

	All Restructurings				Restructurings with Payment Default
	2017		2016		2017		2016
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Modified to interest only, at a market rate
Construction and Land Development	—	$—	2	$325	—	$—	—	$—
Commercial Real Estate - Owner Occupied	—	—	2	483	—	—	—	—
Commercial & Industrial	5	631	1	34	—	—	—	—
Residential 1-4 Family - Commercial	—	—	1	158	—	—	—	—
Total interest only at market rate of interest	5	$631	6	$1,000	—	$—	—	$—

Term modification, at a market rate
Construction and Land Development	4	$1,564	2	$1,444	1	$160	—	$—
Commercial Real Estate - Owner Occupied	1	378	3	1,326	—	—	—	—
Commercial Real Estate - Non-Owner Occupied	2	715	—	—	—	—	—	—
Commercial & Industrial	5	1,040	1	444	—	—	—	—
Residential 1-4 Family - Commercial	5	764	3	400	—	—	—	—
Residential 1-4 Family - Mortgage	9	2,461	3	580	—	—	—	—
Consumer and all other	2	519	—	—	—	—	—	—
Total loan term extended at a market rate	28	$7,441	12	$4,194	1	$160	—	$—

Term modification, below market rate
Commercial Real Estate - Owner Occupied	1	$837	—	$—	—	$—	—	$—
Commercial & Industrial	2	78	—	—	—	—	—	—
Residential 1-4 Family - Commercial	5	183	2	64	—	—	—	—
Residential 1-4 Family - Mortgage	11	1,803	5	1,245	—	—	—	—
HELOC	2	79	—	—	—	—	—	—
Total loan term extended at a below market rate	21	$2,980	7	$1,309	—	$—	—	$—

Interest rate modification, below market rate
Commercial & Industrial	—	$—	1	$116	—	$—	—	$—
Total interest only at below market rate of interest	—	$—	1	$116	—	$—	—	$—

Total	54	$11,052	26	$6,619	1	$160	—	$—

The following table shows the allowance for loan loss activity, balances for ALL, and loan balances based on impairment methodology by segment for the year ended and as of December 31, 2017. The table below includes the provision for loan losses. In addition, a $315,000 provision was released during the year ended December 31, 2017 for unfunded loan commitments for which the reserves are recorded as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheets. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$10,055	$206	$(2,190)	$1,638	$9,709
Commercial Real Estate - Owner Occupied	3,801	171	(46)	(995)	2,931
Commercial Real Estate - Non-Owner Occupied	6,622	2	(1,180)	2,100	7,544
Multifamily Real Estate	1,236	—	—	(144)	1,092
Commercial & Industrial	4,627	483	(2,277)	1,719	4,552
Residential 1-4 Family - Commercial	3,698	329	(463)	873	4,437
Residential 1-4 Family - Mortgage	2,701	102	(588)	(691)	1,524
Auto	946	459	(1,038)	608	975
HELOC	1,328	314	(1,019)	737	1,360
Consumer and all other	2,178	1,189	(4,509)	5,226	4,084
Total	$37,192	$3,255	$(13,310)	$11,071	$38,208

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$17,571	$122	$928,382	$9,587	$2,838	$—	$948,791	$9,709
Commercial Real Estate - Owner Occupied	6,588	94	922,555	2,837	14,790	—	943,933	2,931
Commercial Real Estate - Non-Owner Occupied	6,017	—	1,701,032	7,544	6,610	—	1,713,659	7,544
Multifamily Real Estate	—	—	356,999	1,092	80	—	357,079	1,092
Commercial & Industrial	2,976	128	608,639	4,424	408	—	612,023	4,552
Residential 1-4 Family - Commercial	5,160	35	597,821	4,402	9,414	—	612,395	4,437
Residential 1-4 Family - Mortgage	11,465	36	470,492	1,488	3,733	—	485,690	1,524
Auto	413	2	282,061	973	—	—	282,474	975
HELOC	2,520	51	534,051	1,309	950	—	537,521	1,360
Consumer and all other	771	35	647,018	4,049	198	—	647,987	4,084
Total loans held for investment, net	$53,481	$503	$7,049,050	$37,705	$39,021	$—	$7,141,552	$38,208

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by segment for the year ended and as of December 31, 2016. In addition, a $425,000 provision was recognized during the year ended December 31, 2016 for unfunded loan commitments. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$6,040	$505	$(958)	$4,468	$10,055
Commercial Real Estate - Owner Occupied	4,614	152	(809)	(156)	3,801
Commercial Real Estate - Non-Owner Occupied	6,929	80	(1)	(386)	6,622
Multifamily Real Estate	1,606	—	—	(370)	1,236
Commercial & Industrial	3,163	483	(1,920)	2,901	4,627
Residential 1-4 Family - Commercial	3,025	318	(716)	1,071	3,698
Residential 1-4 Family - Mortgage	2,389	267	(184)	229	2,701
Auto	1,703	327	(1,052)	(32)	946
HELOC	2,934	459	(1,457)	(608)	1,328
Consumer and all other	1,644	434	(1,458)	1,558	2,178
Total	$34,047	$3,025	$(8,555)	$8,675	$37,192

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$15,272	$107	$732,937	$9,948	$2,922	$—	$751,131	$10,055
Commercial Real Estate - Owner Occupied	6,532	4	832,930	3,797	18,343	—	857,805	3,801
Commercial Real Estate - Non-Owner Occupied	4,208	474	1,542,784	6,148	17,303	—	1,564,295	6,622
Multifamily Real Estate	—	—	332,210	1,236	2,066	—	334,276	1,236
Commercial & Industrial	1,505	14	548,947	4,613	1,074	—	551,526	4,627
Residential 1-4 Family - Commercial	5,483	66	533,931	3,632	12,222	—	551,636	3,698
Residential 1-4 Family - Mortgage	6,348	134	467,585	2,567	3,978	—	477,911	2,701
Auto	169	1	261,902	945	—	—	262,071	946
HELOC	1,340	15	524,383	1,313	1,161	—	526,884	1,328
Consumer and all other	292	1	429,010	2,177	223	—	429,525	2,178
Total loans held for investment, net	$41,149	$816	$6,206,619	$36,376	$59,292	$—	$6,307,060	$37,192

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

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$4,856	$720	$(650)	$1,114	$6,040
Commercial Real Estate - Owner Occupied	4,640	143	(481)	312	4,614
Commercial Real Estate - Non-Owner Occupied	7,256	239	(3,137)	2,571	6,929
Multifamily Real Estate	1,374	200	—	32	1,606
Commercial & Industrial	2,610	958	(2,361)	1,956	3,163
Residential 1-4 Family - Commercial	2,743	526	(506)	262	3,025
Residential 1-4 Family - Mortgage	2,864	28	(1,283)	780	2,389
Auto	1,297	290	(768)	884	1,703
HELOC	2,675	298	(1,100)	1,061	2,934
Consumer and all other	2,069	525	(1,249)	299	1,644
Total	$32,384	$3,927	$(11,535)	$9,271	$34,047

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$36,417	$538	$707,317	$5,502	$5,986	$—	$749,720	$6,040
Commercial Real Estate - Owner Occupied	11,018	358	821,680	4,256	27,388	—	860,086	4,614
Commercial Real Estate - Non-Owner Occupied	6,235	75	1,250,726	6,854	13,519	—	1,270,480	6,929
Multifamily Real Estate	3,828	—	317,145	1,606	1,555	—	322,528	1,606
Commercial & Industrial	2,663	441	430,889	2,722	1,813	—	435,365	3,163
Residential 1-4 Family - Commercial	9,105	266	491,839	2,759	16,119	—	517,063	3,025
Residential 1-4 Family - Mortgage	4,045	152	452,321	2,237	5,040	—	461,406	2,389
Auto	199	1	233,862	1,702	—	—	234,061	1,703
HELOC	2,478	76	512,457	2,858	1,791	—	516,726	2,934
Consumer and all other	574	95	302,927	1,549	526	—	304,027	1,644
Total loans held for investment, net	$76,562	$2,002	$5,521,163	$32,045	$73,737	$—	$5,671,462	$34,047

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

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of December 31, 2017 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$869,111	$62,517	$14,325	$—	$945,953
Commercial Real Estate - Owner Occupied	872,130	52,268	4,745	—	929,143
Commercial Real Estate - Non-Owner Occupied	1,681,314	19,899	5,836	—	1,707,049
Multifamily Real Estate	349,625	7,374	—	—	356,999
Commercial & Industrial	595,923	13,533	2,159	—	611,615
Residential 1-4 Family - Commercial	587,169	12,117	3,650	45	602,981
Residential 1-4 Family - Mortgage	470,646	7,190	1,642	2,479	481,957
Auto	278,063	4,131	119	161	282,474
HELOC	531,358	3,867	857	489	536,571
Consumer and all other	645,187	1,758	781	63	647,789
Total	$6,880,526	$184,654	$34,114	$3,237	$7,102,531

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of December 31, 2016 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$667,018	$69,311	$11,857	$23	$748,209
Commercial Real Estate - Owner Occupied	801,565	32,364	5,533	—	839,462
Commercial Real Estate - Non-Owner Occupied	1,505,153	37,631	4,208	—	1,546,992
Multifamily Real Estate	312,711	19,499	—	—	332,210
Commercial & Industrial	539,999	9,391	1,062	—	550,452
Residential 1-4 Family - Commercial	523,964	11,715	3,534	201	539,414
Residential 1-4 Family - Mortgage	463,009	6,803	1,279	2,842	473,933
Auto	258,188	3,648	135	100	262,071
HELOC	519,928	4,225	969	601	525,723
Consumer and all other	425,520	3,491	40	251	429,302
Total	$6,017,055	$198,078	$28,617	$4,018	$6,247,768

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of December 31, 2017 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,462	$1,260	$116	$—	$2,838
Commercial Real Estate - Owner Occupied	4,958	7,486	2,346	—	14,790
Commercial Real Estate - Non-Owner Occupied	3,920	1,394	1,296	—	6,610
Multifamily Real Estate	—	80	—	—	80
Commercial & Industrial	85	123	200	—	408
Residential 1-4 Family - Commercial	5,234	2,877	1,303	—	9,414
Residential 1-4 Family - Mortgage	2,764	329	71	569	3,733
HELOC	446	291	94	119	950
Consumer and all other	148	41	9	—	198
Total	$19,017	$13,881	$5,435	$688	$39,021

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of December 31, 2016 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,092	$1,432	$398	$—	$2,922
Commercial Real Estate - Owner Occupied	5,520	8,889	3,934	—	18,343
Commercial Real Estate - Non-Owner Occupied	10,927	4,638	1,738	—	17,303
Multifamily Real Estate	343	1,723	—	—	2,066
Commercial & Industrial	107	480	487	—	1,074
Residential 1-4 Family - Commercial	5,959	3,943	2,320	—	12,222
Residential 1-4 Family - Mortgage	2,598	512	352	516	3,978
HELOC	857	183	7	114	1,161
Consumer and all other	166	37	20	—	223
Total	$27,569	$21,837	$9,256	$630	$59,292

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the year ended December 31,
	2017	2016
Balance at beginning of period	$19,739	$22,139
Accretion	(6,426)	(5,611)
Reclass of nonaccretable difference due to improvement in expected cash flows	2,237	5,089
Other, net (1)	(987)	(1,878)
Balance at end of period	$14,563	$19,739

(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the year.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $39.0 million at December 31, 2017 and $59.3 million at December 31, 2016. The outstanding balance of the Company’s PCI loan portfolio totaled $47.9 million at December 31, 2017 and $73.6 million at December 31, 2016. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $892.4 million and $1.1 billion at December 31, 2017 and 2016, respectively; the remaining discount on these loans totaled $13.7 million and $16.9 million, respectively.

5. PREMISES AND EQUIPMENT

The Company’s premises and equipment as of December 31, 2017 and 2016 are as follows (dollars in thousands):

	2017	2016
Land	$29,706	$29,708
Land improvements and buildings	99,199	97,341
Leasehold improvements	10,247	8,760
Furniture and equipment	59,041	54,188
Construction in progress	8,509	8,827
Total	206,702	198,824
Less accumulated depreciation and amortization	86,721	76,797
Bank premises and equipment, net	$119,981	$122,027

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $11.2 million, $10.2 million, and $10.8 million, respectively. Future minimum rental payments required under non-cancelable operating leases for premises that have initial or remaining terms in excess of one year as of December 31, 2017 are as follows for the years ending (dollars in thousands):

2018	$6,713
2019	5,865
2020	4,912
2021	4,329
2022	2,610
Thereafter	4,625
Total of future payments	$29,054

The leases contain options to extend for periods up to 20 years. Rental expense for the years ended December 31, 2017, 2016, and 2015 totaled $6.9 million, $7.1 million, and $7.8 million, respectively.

6. INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years, using an accelerated method. Other intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 10 years, using a straight-line method.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2017 and determined that there was no impairment to its goodwill or intangible assets.

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2017
Amortizable core deposit intangibles	$56,046	$45,193	$10,853
Other amortizable intangibles	4,715	765	3,950
December 31, 2016
Amortizable core deposit intangibles	$68,367	$51,987	$16,380
Other amortizable intangibles	4,502	280	4,222

Amortization expense of intangibles for the years ended December 31, 2017, 2016, and 2015 totaled $6.1 million, $7.2 million, and $8.4 million, respectively. As of December 31, 2017, the estimated remaining amortization expense of intangibles for the years ended is as follows (dollars in thousands):

2018	$4,689
2019	3,625
2020	2,536
2021	1,508
2022	698
Thereafter	1,747
Total estimated amortization expense	$14,803

7. DEPOSITS

The major types of interest-bearing deposits are as follows for the years ended December 31, (dollars in thousands):

	2017	2016
Interest-bearing deposits:
NOW accounts	$1,929,416	$1,765,956
Money market accounts	1,685,174	1,435,591
Savings accounts	546,274	591,742
Time deposits of $250,000 and over	226,205	189,647
Other time deposits	1,102,441	1,002,928
Total interest-bearing deposits	$5,489,510	$4,985,864

As of December 31, 2017, the scheduled maturities of time deposits are as follows for the years ended December 31, (dollars in thousands):

2018	$658,292
2019	340,351
2020	162,693
2021	126,807
2022	40,503
Total scheduled maturities of time deposits	$1,328,646

The amount of time deposits held in CDARS accounts was $13.9 million and $1.0 million as of December 31, 2017 and 2016, respectively. These deposits had a maturity of less than one year.

The Company classifies deposit overdrafts as loans held for investment within the "Consumer and all other" category. As of December 31, 2017 and 2016, these deposits totaled $1.3 million and $1.2 million, respectively.

8. BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Securities sold under agreements to repurchase	$49,152	$59,281
Other short-term borrowings (1)	745,000	517,500
Total short-term borrowings	$794,152	$576,781

Maximum month-end outstanding balance	$794,152	$678,262
Average outstanding balance during the period	602,553	590,074
Average interest rate	1.00%	0.49%
Average interest rate at end of period	1.32%	0.60%

(1) As of December 31, 2017 and 2016, all other short-term borrowings were FHLB advances.

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $227.0 million and $175.0 million at December 31, 2017 and 2016 respectively. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both December 31, 2017 and 2016. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $2.7 billion and $2.4 billion at December 31, 2017 and 2016, respectively.

Long-term Borrowings

In connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with an acquisition in 2014, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $6.5 million at December 31, 2017. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Trust Preferred Capital Securities(1)	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	4.44%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	3.09%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	4.42%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	4.79%	6/26/2033
Total	$90,500,000	$2,801,000

(1) The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company's junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company's investment in the trusts is reported in "Other Assets" on the Consolidated Balance Sheets.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with an initial fixed interest rate of 5.00% through December 15, 2021. The interest rate then changes to a floating rate of LIBOR plus 3.175% through its maturity date in December 2026. At December 31, 2017, the balance of the subordinated notes was $150.0 million, with a remaining discount of $1.8 million.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings on the Company’s Consolidated Balance Sheets. In accordance with ASC 470-50, Modifications and Extinguishments, the Company is amortizing this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings on the Company’s Consolidated Statements of Income. Amortization expense for the years ended December 31, 2017, 2016, and 2015 was $1.9 million, $1.9 million, and $1.8 million, respectively.

In connection with an acquisition in 2014, the Company assumed $70.0 million in long-term borrowings with the FHLB of which there was $10.0 million remaining as of December 31, 2017 that had a remaining fair value premium of $130,000.

As of December 31, 2017, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	2.13%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	2.15%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	2.15%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	2.15%	11/23/2022	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
Fixed Rate Hybrid	—	1.58%	5/18/2020	20,000
				$200,000
(1) Interest rates calculated using non-rounded numbers.

As of December 31, 2016, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	1.44%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.45%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.45%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.45%	11/23/2022	10,000
Fixed Rate	—	3.62%	11/28/2017	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
				$190,000
(1) Interest rates calculated using non-rounded numbers.

For information on the carrying value of loans and securities pledged as collateral on FHLB advances as of December 31, 2017 and 2016, refer to Note 9 "Commitments and Contingencies".

As of December 31, 2017, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Notes	FHLB Advances	Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
2018	$—	$—	$40,000	$(345)	$(1,970)	$37,685
2019	—	—	—	(488)	(2,018)	(2,506)
2020	—	—	20,000	(503)	(2,074)	17,423
2021	—	—	—	(518)	(2,119)	(2,637)
2022	—	—	140,000	(534)	(1,707)	137,759
Thereafter	93,301	150,000	—	(5,763)	—	237,538
Total Long-term borrowings	$93,301	$150,000	$200,000	$(8,151)	$(9,888)	$425,262

9. COMMITMENTS AND CONTINGENCIES

Litigation Matters

On September 7, 2017, Paul Parshall, a purported shareholder of Xenith, filed a putative class action lawsuit (the “Parshall Lawsuit”) in the United States District Court for the Eastern District of Virginia against Xenith, its current directors, and the Company on behalf of all public shareholders of Xenith. The plaintiff in the action alleged that the Company’s registration statement on Form S-4 filed with the SEC, as amended, relating to the Merger omitted certain material information in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and further that the individual defendants were liable for those omissions under Section 20(a) of the Exchange Act. The relief sought in the lawsuit included preliminary and permanent injunction to prevent the completion of the Merger, rescission or rescissory damages if the Merger were completed, costs and attorneys’ fees. On November 6, 2017, Mr. Parshall filed a notice of voluntary dismissal, terminating the Parshall Lawsuit without prejudice.

On September 19, 2017, Shannon Rowe, a purported shareholder of Xenith, filed a putative class action lawsuit (the “Rowe Lawsuit”), also in the United States District Court for the Eastern District of Virginia, against Xenith and its current directors. The Company is not named as a defendant in the Rowe Lawsuit. The allegations in the Rowe Lawsuit are similar to the allegations in the Parshall Lawsuit. On February 20, 2018, Ms. Rowe filed a notice of voluntary dismissal, terminating the Rowe Lawsuit without prejudice.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss rates, current economic conditions, risk ratings, and past due status among other factors in the consideration of whether credit losses are inherent in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve that includes balances relating to mortgage loans previously sold based on historical statistics and loss rates. As of December 31, 2017 and 2016, the Company's reserves for off-balance sheet credit risk and indemnification were $795,000 and $1.1 million, respectively, and are reported as a component of "Other Liabilities" on the Company's Consolidated Balance Sheets.

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

The following table presents the balances of commitments as of December 31, (dollars in thousands):

	2017	2016
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$2,192,812	$1,924,885
Standby letters of credit	127,435	84,212
Total commitments with off-balance sheet risk	$2,320,247	$2,009,097
(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended December 31, 2017 and 2016, the aggregate amount of daily average required reserves were approximately $77.9 million and $54.5 million, respectively, and was satisfied by vault cash holdings and deposits maintained with the Federal Reserve Bank.

As of December 31, 2017, the Company had approximately $37.8 million in deposits in other financial institutions, of which $23.9 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $12.3 million and $15.2 million in deposits in other financial institutions that were uninsured at December 31, 2017 and 2016, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 10 “Derivatives” for additional information.

As part of the Company's liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at December 31, 2017 and 2016 (dollars in thousands):

	Pledged Assets as of December 31, 2017
	Cash	AFS Securities(1)	HTM Securities(1)	Loans(2)	Total
Public deposits	$—	$242,472	$197,482	$—	$439,954
Repurchase agreements	—	77,942	—	—	77,942
FHLB advances	—	878	—	2,390,509	2,391,387
Derivatives	23,870	3,656	—	—	27,526
Other purposes	—	15,043	—	—	15,043
Total pledged assets	$23,870	$339,991	$197,482	$2,390,509	$2,951,852
(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2016
	Cash	AFS Securities(1)	HTM Securities(1)	Loans(2)	Total
Public deposits	$—	$210,546	$197,889	$—	$408,435
Repurchase agreements	—	108,208	—	—	108,208
FHLB advances	—	1,475	—	1,959,929	1,961,404
Derivatives	33,595	4,376	—	—	37,971
Other purposes	—	17,499	—	—	17,499
Total pledged assets	$33,595	$342,104	$197,889	$1,959,929	$2,533,517
(1) Balance represents market value.
(2) Balance represents book value.

10. DERIVATIVES

The Company is exposed to economic risks arising from its business operations and uses derivatives primarily to manage risk associated with changing interest rates, and to assist customers with their risk management objectives. The Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge). The remaining are classified as free-standing derivatives consisting of customer accommodation loan swaps and interest rate lock commitments that do not qualify for hedge accounting.

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

All swaps were entered into with counterparties that met the Company’s credit standards, and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant.

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

On June 13, 2016, the Company terminated three interest rate swaps designated as cash flow hedges prior to their respective maturity dates. The unrealized gain of $1.3 million within Accumulated Other Comprehensive Income will be reclassified into earnings over a three-year period, the term of the hedged item, using the effective interest method. The estimated net amount of gains expected to be reclassified into earnings within the next twelve months is $400,000.

Fair Value Hedge
Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates. During the normal course of business, the Company enters into interest rate swaps to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. For the years ended December 31, 2017 and 2016, the aggregate notional amount of the related hedged items totaled $81.0 million and $65.9 million, respectively, and the fair value of the related hedged items was an unrealized loss of $1.2 million and $890,000, respectively.

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

The following table summarizes key elements of the Company’s derivative instruments as of December 31, 2017 and 2016, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	December 31, 2017			December 31, 2016
		Derivative (2)			Derivative (2)
	Notional or Contractual Amount (1)	Assets	Liabilities	Notional or Contractual Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$152,500	$49	$8,005	$188,500	$211	$9,619
Fair value hedges	80,973	1,598	76	65,920	1,437	296
Derivatives not designated as accounting hedges:
Loan Swaps
Pay fixed-receive floating interest rate swaps	529,736	—	1,350	373,355	—	1,005
Pay floating-receive fixed interest rate swaps	529,736	1,350	—	373,355	1,005	—
Other contracts:
Interest rate lock commitments	34,314	559	—	48,743	610	—
Best efforts forward delivery commitments	73,777	12	—	85,400	1,469	—

(1) Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
(2) Balances represent fair value of derivative financial instruments.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2017 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedges	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2016	$(542)	$3,377	$(5,179)	$(1,465)	$(3,809)
Other comprehensive income (loss)	2,936	—	(44)	—	2,892
Amounts reclassified from accumulated other comprehensive income	(520)	(672)	862	363	33
Net current period other comprehensive income (loss)	2,416	(672)	818	363	2,925
Balance - December 31, 2017	$1,874	$2,705	$(4,361)	$(1,102)	$(884)

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2016 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedges	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2015	$7,777	$4,432	$(5,957)	—	$6,252
Other comprehensive income (loss)	(8,186)	—	270	(1,728)	(9,644)
Amounts reclassified from accumulated other comprehensive income	(133)	(1,055)	508	263	(417)
Net current period other comprehensive income (loss)	(8,319)	(1,055)	778	(1,465)	(10,061)
Balance - December 31, 2016	$(542)	$3,377	$(5,179)	$(1,465)	$(3,809)

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

Reclassifications of unrealized gains (losses) on available for sale securities are reported on the Company’s Consolidated Statements of Income as “Gains on securities transactions, net” with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $800,000, $205,000 and $1.5 million for the years ended December 31, 2017, 2016 and 2015, related to the sale of securities. The tax effect of these transactions during the years ended December 31, 2017, 2016, and 2015 were $280,000, $72,000, and $415,000, respectively, which were included as a component of income tax expense. See Note 3 “Securities” for additional information.

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer. Reclassifications of the unrealized gains on transferred securities are reported over time as accretion within interest income on the Company's Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company recorded accretion of $1.0 million, $1.6 million and $1.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. The tax effect of these transactions during the years ended December 31, 2017, 2016, and 2015 were $362,000, $568,000, and $441,000, respectively, which were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $1.3 million, $782,000, and $956,000 for the years ended December 31, 2017, 2016, and 2015, respectively. The tax effect of these transactions during the years ended December 31, 2017, 2016, and 2015 were $464,000, $274,000, and $335,000, respectively, which were included as a component of income tax expense.

Reclassifications of unrealized losses on BOLI are reported in salaries and benefits expense on the Company's Consolidated Statements of Income. The Company reported expenses of $363,000 and $263,000 for the years ended December 31, 2017 and 2016, respectively.

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

As of December 31, 2017, the most recent notification from the Federal Reserve Bank categorized the Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios are also presented in the following table at December 31, 2017 and 2016 (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes		Required in Order to Be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$737,204	9.04%	$367,073	4.50%	NA	NA
Union Bank & Trust	947,432	11.66%	365,616	4.50%	528,111	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	826,979	10.14%	489,428	6.00%	NA	NA
Union Bank & Trust	947,432	11.66%	487,488	6.00%	649,983	8.00%
Total capital to risk weighted assets:
Consolidated	1,013,788	12.43%	652,573	8.00%	NA	NA
Union Bank & Trust	986,040	12.14%	649,983	8.00%	812,478	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	826,979	9.42%	351,230	4.00%	NA	NA
Union Bank & Trust	947,432	10.82%	350,126	4.00%	437,657	5.00%
As of December 31, 2016
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$699,728	9.72%	$324,035	4.50%	NA	NA
Union Bank & Trust	901,783	12.58%	322,531	4.50%	465,878	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	790,228	10.97%	432,047	6.00%	NA	NA
Union Bank & Trust	901,783	12.58%	430,042	6.00%	573,389	8.00%
Total capital to risk weighted assets:
Consolidated	976,145	13.56%	576,062	8.00%	NA	NA
Union Bank & Trust	939,700	13.11%	573,390	8.00%	716,737	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	790,228	9.87%	320,316	4.00%	NA	NA
Union Bank & Trust	901,783	11.31%	319,046	4.00%	398,807	5.00%

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

Derivative instruments

As discussed in Note 10 “Derivatives,” the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale as well as best effort forward delivery commitments to mitigate interest rate risk; these instruments are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. This value, however, is adjusted by a pull-through rate, which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments while a decrease in the pull-through rate will result in a negative fair value adjustment. The Company’s weighted average pull-through rate was approximately 80% at both December 31, 2017 and December 31, 2016. As of December 31, 2017, the interest rate lock commitments are recorded as a component of “Other Assets” on the Company’s Consolidated Balance Sheets.

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

The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio. The vendor’s primary source for security valuation is Interactive Data Corporation (“IDC”), which evaluates securities based on market data. IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2017 and 2016.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

Loans held for sale

Loans held for sale are carried at fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data (Level 2). Gains and losses on the sale of loans are recorded within the mortgage segment and are reported on a separate line item on the Company’s Consolidated Statements of Income.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 (dollars in thousands):

	Fair Value Measurements at December 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$301,824	$—	$301,824
Corporate bonds	—	113,880	—	113,880
Mortgage-backed securities	—	548,858	—	548,858
Other securities	—	9,660	—	9,660
Loans held for sale	—	40,662	—	40,662
Derivatives:
Interest rate swap	—	1,350	—	1,350
Cash flow hedges	—	49	—	49
Fair value hedges	—	1,598	—	1,598
Interest rate lock commitments	—	—	559	559
Best efforts forward delivery commitments	—	—	12	12
LIABILITIES
Derivatives:
Interest rate swap	$—	$1,350	$—	$1,350
Cash flow hedges	—	8,005	—	8,005
Fair value hedges	—	76	—	76

	Fair Value Measurements at December 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$275,890	$—	$275,890
Corporate bonds	—	121,780	—	121,780
Mortgage-backed securities	—	535,286	—	535,286
Other securities	—	13,808	—	13,808
Loans held for sale	—	36,487	—	36,487
Derivatives:
Interest rate swap	—	1,005	—	1,005
Cash flow hedges	—	211	—	211
Fair value hedges	—	1,437	—	1,437
Interest rate lock commitments	—	—	610	610
Best efforts forward delivery commitments	—	—	1,469	1,469
LIABILITIES
Derivatives:
Interest rate swap	$—	$1,005	$—	$1,005
Cash flow hedges	—	9,619	—	9,619
Fair value hedges	—	296	—	296

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

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). For the years ended December 31, 2017 and 2016, the Level 3 weighted average adjustments related to impaired loans were 3.0% and 1.5%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Other real estate owned

OREO is evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Fair values of OREO are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. For the years ended December 31, 2017 and 2016, the Level 3 weighted average adjustments related to OREO were approximately 22.5% and 25.1%, respectively.

Total valuation expenses related to OREO properties for the years ended December 31, 2017, 2016, 2015 were $1.9 million, $1.0 million, and $6.0 million, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at December 31, 2017 and 2016 (dollars in thousands):

	Fair Value Measurements at December 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$3,229	$3,229
OREO	—	—	6,636	6,636

	Fair Value Measurements at December 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$4,344	$4,344
OREO	—	—	10,084	10,084
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

Held to Maturity Securities

The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio. The vendor’s primary source for security valuation is IDC, which evaluates securities based on market data. IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2017 and 2016.

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

Borrowings

The carrying value of the Company’s repurchase agreements is a reasonable estimate of fair value. Other borrowings are discounted using the current yield curve for the same type of borrowing. For borrowings with embedded optionality, a third-party source is used to value the instrument. The Company validates all third-party valuations for borrowings with optionality using Bloomberg Valuation Service’s derivative pricing functions.

Accrued interest

The carrying amounts of accrued interest approximate fair value.

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2017 and 2016 are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$199,373	$199,373	$—	$—	$199,373
Securities available for sale	974,222	—	974,222	—	974,222
Held to maturity securities	199,639	—	203,483	—	203,483
Restricted stock	75,283	—	75,283	—	75,283
Loans held for sale	40,662	—	40,662	—	40,662
Net loans	7,103,344	—	—	7,117,593	7,117,593
Derivatives:
Interest rate swap	1,350	—	1,350	—	1,350
Cash flow hedges	49	—	49	—	49
Fair value hedges	1,598	—	1,598	—	1,598
Interest rate lock commitments	559	—	—	559	559
Best efforts forward delivery commitments	12	—	—	12	12
Accrued interest receivable	26,427	—	26,427	—	26,427
BOLI	182,854	—	182,854	—	182,854

LIABILITIES
Deposits	$6,991,718	$—	$6,977,845	$—	$6,977,845
Borrowings	1,219,414	—	1,198,645	—	1,198,645
Accrued interest payable	2,538	—	2,538	—	2,538
Derivatives:
Interest rate swap	1,350	—	1,350	—	1,350
Cash flow hedges	8,005	—	8,005	—	8,005
Fair value hedges	76	—	76	—	76

		Fair Value Measurements at December 31, 2016 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$179,237	$179,237	$—	$—	$179,237
Securities available for sale	946,764	—	946,764	—	946,764
Held to maturity securities	201,526	—	202,315	—	202,315
Restricted stock	60,782	—	60,782	—	60,782
Loans held for sale	36,487	—	36,487	—	36,487
Net loans	6,269,868	—	—	6,265,443	6,265,443
Derivatives:
Interest rate swap	1,005	—	1,005	—	1,005
Cash flow hedges	211	—	211	—	211
Fair value hedges	1,437	—	1,437	—	1,437
Interest rate lock commitments	610	—	—	610	610
Best efforts forward delivery commitments	1,469	—	—	1,469	1,469
Accrued interest receivable	23,448	—	23,448	—	23,448
BOLI	179,318	—	179,318	—	179,318
LIABILITIES
Deposits	$6,379,489	$—	$6,370,457	$—	$6,370,457
Borrowings	990,089	—	970,195	—	970,195
Accrued interest payable	2,230	—	2,230	—	2,230
Derivatives:
Interest rate swap	1,005	—	1,005	—	1,005
Cash flow hedges	9,619	—	9,619	—	9,619
Fair value hedges	296	—	296	—	296

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

14. EMPLOYEE BENEFITS AND STOCK BASED COMPENSATION

The Company has a 401(k) Plan designed to qualify under Section 401 of the Code that allows employees to defer a portion of their salary compensation as savings for retirement. The 401(k) Plan provides for the Company to match employee contributions based on each employee’s elected contribution percentage. For each employee’s 1% through 3% dollar contributions, the Company will match 100% of such dollar contributions, and for each employee’s 4% through 5% dollar contributions, the Company will match 50% of such dollar contributions. All employees are eligible to participate in the 401(k) Plan after meeting minimum age and period of service requirements. The Bank also has an ESOP. All full and part-time employees of the Bank with 1,000 hours of service are eligible to participate in the ESOP. The Company makes discretionary profit sharing contributions into the 401(k) Plan, ESOP, and in cash. Company discretionary contributions to both the 401(k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vest according to the respective plan's vesting schedule. Employee contributions to the ESOP are not allowed.

The following 401(k) Plan match and other discretionary contributions were made to the Company’s employees, in accordance with the plans described above, in 2017, 2016, and 2015 (dollars in thousands):

	2017	2016	2015
401(k) Plan	$3,505	$3,263	$3,120
ESOP	1,255	1,425	1,146
Cash	1,461	1,496	1,146
Total	$6,221	$6,184	$5,412

The Company maintains certain deferred compensation arrangements with employees and certain current and former members of the Bank’s Boards of Directors. Under these deferred compensation plans, the Company had an obligation of $11.1 million at December 31, 2017 and $10.4 million at December 31, 2016, respectively. The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations.

On January 29, 2015, the Company’s Board of Directors adopted the Union Bankshares Corporation Stock and Incentive Plan (the “Amended and Restated SIP”), which amended and restated the former equity compensation plan (the “2011 Plan”). The Amended and Restated SIP became effective on April 21, 2015 upon shareholder approval. The Company may grant awards under the amended plan until April 20, 2025. The Amended and Restated SIP amended the 2011 Plan to, among other things, increase the maximum number of shares of the Company’s common stock issuable under the plan from 1,000,000 to 2,500,000 and add non-employee directors of the Company and certain subsidiaries, as well as regional advisory boards, as potential participants in the plan. The increase in shares in the Amended and Restated SIP includes shares that had been granted previously under the 2011 Plan. As of December 31, 2017, there were 1,560,728 shares available for future issuance in the Amended and Restated SIP.

The Amended and Restated SIP provides for the granting of stock-based awards to key employees and non-employee directors of the Company and its subsidiaries in the form of: (i) stock options; (ii) restricted stock awards (“RSAs”), (iii) restricted stock units (“RSUs”), (iv) stock awards; (v) performance share units (“PSUs”); and performance cash awards. The Company issues new shares to satisfy stock-based awards. For option awards, the option price cannot be less than the fair market value of the stock on the grant date. Stock option awards have a maximum term of ten years from the date of grant. No stock options have been granted since February 2012. RSAs and PSUs typically have vesting schedules over three to four-year periods.

For the years ended December 31, 2017, 2016, and 2015, the Company recognized stock-based compensation expense (included in salaries and benefits expense) (dollars in thousands, except per share data) as follows:

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense	$4,648	$3,270	$1,388
Reduction of income tax expense	1,467	1,104	405
Per share compensation cost	$0.06	$0.05	$0.02

Stock Options

The following table summarizes the stock option activity during the year ended December 31, 2017:

	Stock Options (shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	188,260	$14.94
Granted	—	—
Exercised	(63,476)	16.35
Forfeited	—	—
Expired	(3,041)	26.10
Outstanding as of December 31, 2017	121,743	13.93	1.65	$2,708,076
Exercisable as of December 31, 2017	121,743	13.93	1.65	2,708,076

During the year ended December 31, 2017, there were 63,476 stock options exercised with a total intrinsic value (the amount by which the stock price exceeded the exercise price) and fair value of approximately $1.2 million and $2.2 million, respectively. Cash received from the exercise of stock options for the year ended December 31, 2017 was approximately $1.0 million, and the tax benefit realized from tax deductions associated with options exercised during the year was approximately $370,000.

The fair value of all stock options vested during 2017 was approximately $47,000 and the total intrinsic value of all stock options outstanding was $2.7 million as of December 31, 2017.

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

The following table summarizes the restricted stock activity for the year ended December 31, 2017:

	Number of Shares of RSAs	Weighted Average Grant-Date Fair Value
Balance, December 31, 2016	371,438	$23.70
Granted	125,738	35.89
Net settle for taxes	(47,187)	37.80
Vested	(110,057)	24.93
Forfeited	(13,196)	26.55
Balance, December 31, 2017	326,736	27.68

Performance Stock

PSUs are granted to certain employees at no cost to the recipient and are subject to vesting based on achieving certain performance metrics; the grant of PSUs is subject to approval by the Company’s Compensation Committee at its sole discretion. PSUs may be paid in cash or shares of common stock or a combination thereof. Holders of PSUs have no right to vote the shares represented by the units. In 2017, the PSUs awarded were market based awards with the number of PSUs ultimately earned based on the Company’s total shareholder return (“TSR”) as measured over the performance period.

	Number of Shares of PSUs	Weighted Average Grant- Date Fair Value
Balance, December 31, 2016	145,757	$21.05
Granted	37,249	39.31
Vested	—	—
Forfeited	(48,656)	24.19
Balance, December 31, 2017	134,350	24.98

During years ended December 31, 2017, 2016 and 2015 PSUs were awarded with a market based component based on total shareholder return. The fair value of each PSU granted is estimated on the date of grant using the Monte Carlo simulation lattice model that uses the assumptions noted in the following table:

	2017	2016	2015
Dividend yield(1)	2.15%	3.36%	3.12%
Expected life in years(2)	2.85	2.85	2.70
Expected volatility(3)	23.35%	22.16%	21.50%
Risk-free interest rate(4)	1.40%	0.83%	0.75%

(1) Calculated as the ratio of the current dividend paid per the stock price on the date of grant.
(2) Represents the remaining performance period as of the grant date
(3) Based on the historical volatility for the period commensurate with the expected life of the PSUs.
(4) Based upon the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the grant date.

The estimated unamortized compensation expense, net of estimated forfeitures, related to restricted stock and performance stock issued and outstanding as of December 31, 2017 that will be recognized in future periods is as follows (dollars in thousands):

	Restricted Stock	Performance Stock	Total
2018	$3,539	$907	$4,446
2019	2,725	624	3,349
2020	1,156	41	1,197
2021	97	—	97
Total	$7,517	$1,572	$9,089

At December 31, 2017, there was $9.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Amended and Restated SIP. The cost is expected to be recognized through 2021.

15. INCOME TAXES

The Company files income tax returns in the U.S., the Commonwealth of Virginia, and other states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2014.

On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act permanently reduced the corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, companies are required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017. The Company continues to evaluate the impact on its 2017 tax expense of the revaluation required by the lower corporate tax rate implemented by the Tax Act, which management has estimated to fall between $5.0 million and $8.0 million. During the fourth quarter of 2017, the Company recorded $6.3 million in additional tax expense based on the Company's preliminary analysis of the impact of the Tax Act. The Company's preliminary estimate of the impact of the Tax Act is based on currently available information and interpretation of its provisions. The actual results may differ from the current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions that the Company has preliminarily made. The Company's evaluation of the impact of the Tax Act is subject to refinement for up to one year after enactment per the guidance under ASC 740, Accounting for Uncertainty in Income Taxes, and SAB 118.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Deferred tax assets:
Allowance for loan losses	$8,024	$13,017
Benefit plans	2,517	3,898
Acquisition accounting	4,911	11,297
OREO	1,673	3,156
Prime loan swap	1,640	3,147
Net operating losses, net of valuation allowance	3,624	—
Other	2,393	4,905
Total deferred tax assets	$24,782	$39,420
Deferred tax liabilities:
Acquisition accounting	$5,923	$11,645
Premises and equipment	3,626	4,843
Securities available for sale	1,479	1,818
Other	529	806
Total deferred tax liabilities	11,557	19,112
Net deferred tax asset	$13,225	$20,308

The Bank is not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and have generated losses for state income tax purposes for which the Company concluded in previous periods that it would not be able to utilize. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies in accordance with ASC 740-10-30. Based on its latest analysis, at December 31, 2017, management concluded that it is more likely than not that the Company would be able to fully realize its deferred tax asset related to net operating losses generated at the state level and adjusted its valuation allowance accordingly. The Company's state net operating loss carryovers will begin to expire after 2026.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable ASC 740, Accounting for Uncertainty in Income Taxes, regulations.

The provision for income taxes charged to operations for the years ended December 31, 2017, 2016, and 2015 consists of the following (dollars in thousands):

	2017	2016	2015
Current tax expense	$27,763	$26,535	$24,521
Deferred tax expense (benefit) (1)	5,624	243	(1,212)
Income tax expense	$33,387	$26,778	$23,309
         (1) The deferred tax expense for the year ended December 31, 2017 includes the impact of the Tax Act.
The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income for the years ended December 31, 2017, 2016, and 2015, due to the following (dollars in thousands):

	2017	2016	2015
Computed "expected" tax expense	$37,208	$36,489	$31,636
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(6,112)	(6,087)	(5,865)
Valuation allowance adjustment	(2,982)	—	—
Impact of the Tax Act	6,250	—	—
Other, net	(977)	(3,624)	(2,462)
Income tax expense	$33,387	$26,778	$23,309

The effective tax rates were 31.4%, 25.7%, and 25.8% for years ended December 31, 2017, 2016, and 2015, respectively. Tax credits totaled approximately $858,000, $2.0 million, and $913,000 for the years ended December 31, 2017, 2016, and 2015, respectively. The increase in the effective tax rate in 2017 compared to prior years was primarily related to the impact of the Tax Act.

16. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2017, 2016, and 2015 (in thousands except per share data):

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2017
Basic EPS	$72,923	43,699	$1.67
Effect of dilutive stock awards	—	81	—
Diluted EPS	$72,923	43,780	$1.67
For the Year Ended December 31, 2016
Basic EPS	$77,476	43,784	$1.77
Effect of dilutive stock awards	—	106	—
Diluted EPS	$77,476	43,890	$1.77
For the Year Ended December 31, 2015
Basic EPS	$67,079	45,055	$1.49
Effect of dilutive stock awards	—	84	—
Diluted EPS	$67,079	45,139	$1.49

17. SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full-service community bank segment and a mortgage loan origination business segment. The community bank segment includes one subsidiary bank, the Bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 111 retail locations in Virginia as of December 31, 2017. The mortgage segment includes UMG, which provides a variety of mortgage loan products principally in Virginia, North Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and primarily sold in the secondary market through purchase commitments from investors, which serves to mitigate the Company’s exposure to interest rate risk.

Profit and loss is measured by net income after taxes including realized gains and losses on the Company’s investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process.

Both of the Company’s reportable segments are service-based. The mortgage segment’s business is a primarily fee-based business while the community bank segment is driven principally by net interest income. The community bank segment provides a distribution and referral network through its customers for the mortgage loan origination business. The mortgage segment offers a more limited referral network for the bank segment.

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest. The interest rate on the warehouse line of credit was the three-month LIBOR rate plus 0.15% with no floor for the years ended December 31, 2017, 2016, and 2015. These transactions are eliminated in the consolidation process.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for years ended December 31, 2017, 2016, and 2015 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
SEGMENT FINANCIAL INFORMATION

	Community Bank	Mortgage	Eliminations	Consolidated
Year Ended December 31, 2017
Net interest income	$278,470	$1,687	$—	$280,157
Provision for credit losses	10,802	(46)	—	10,756
Net interest income after provision for credit losses	267,668	1,733	—	269,401
Noninterest income	62,120	10,073	(519)	71,674
Noninterest expenses	225,366	9,918	(519)	234,765
Income before income taxes	104,422	1,888	—	106,310
Income tax expense	32,600	787	—	33,387
Net income	$71,822	$1,101	$—	$72,923
Total assets	$9,305,660	$111,845	$(102,326)	$9,315,179

Year Ended December 31, 2016
Net interest income	$263,714	$1,436	$—	$265,150
Provision for credit losses	8,883	217	—	9,100
Net interest income after provision for credit losses	254,831	1,219	—	256,050
Noninterest income	59,505	12,008	(606)	70,907
Noninterest expenses	212,774	10,535	(606)	222,703
Income before income taxes	101,562	2,692	—	104,254
Income tax expense	25,846	932	—	26,778
Net income	$75,716	$1,760	$—	$77,476
Total assets	$8,419,625	$93,581	$(86,413)	$8,426,793

Year Ended December 31, 2015
Net interest income	$250,510	$1,324	$—	$251,834
Provision for credit losses	9,450	121	—	9,571
Net interest income after provision for credit losses	241,060	1,203	—	242,263
Noninterest income	55,645	10,044	(682)	65,007
Noninterest expenses	205,993	11,571	(682)	216,882
Income (loss) before income taxes	90,712	(324)	—	90,388
Income tax expense (benefit)	23,431	(122)	—	23,309
Net income (loss)	$67,281	$(202)	$—	$67,079
Total assets	$7,690,132	$57,900	$(54,741)	$7,693,291

18. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may have loans issued to its executive officers, directors, and principal shareholders. Pursuant to its policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability.

19. PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by Union Bankshares Corporation (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2017, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Parent Company without prior regulatory approval totaled approximately $100.4 million, or 9.60%, of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY
CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2017 and 2016
(Dollars in thousands)

	2017	2016
ASSETS
Cash	$2,611	$10,681
Premises and equipment, net	11,061	11,470
Other assets	15,036	10,864
Investment in subsidiaries	1,263,545	1,213,484
Total assets	$1,292,253	$1,246,499
LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term borrowings	148,201	148,000
Trust preferred capital notes	86,819	86,559
Other liabilities	10,904	10,908
Total liabilities	245,924	245,467
Total stockholders' equity	1,046,329	1,001,032
Total liabilities and stockholders' equity	$1,292,253	$1,246,499

PARENT COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2017, 2016, and 2015
(Dollars in thousands)

	2017	2016	2015
Income:
Interest and dividend income	$3	$23	$8
Dividends received from subsidiaries	33,350	51,439	51,496
Other operating income	1,308	1,314	1,228
Total income	34,661	52,776	52,732
Expenses:
Interest expense	11,423	5,656	4,697
Other operating expenses	7,130	5,214	4,807
Total expenses	18,553	10,870	9,504
Income before income taxes and equity in undistributed net income from subsidiaries	16,108	41,906	43,228
Income tax benefit	(9,169)	(3,586)	(3,051)
Equity in undistributed net income from subsidiaries	47,646	31,984	20,800
Net income	$72,923	$77,476	$67,079
Comprehensive income	$75,848	$67,415	$61,076

PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016, and 2015
(Dollars in thousands)

	2017	2016	2015
Operating activities:
Net income	$72,923	$77,476	$67,079
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(47,646)	(31,984)	(20,800)
Depreciation of premises and equipment	439	438	435
Acquisition accounting amortization, net	260	247	235
Issuance of common stock grants for services	724	533	564
Net (increase) decrease in other assets	(4,167)	(2,402)	902
Net increase in other liabilities	5,283	5,533	6,124
Net cash and cash equivalents provided by operating activities	27,816	49,841	54,539
Investing activities:
Net increase in premises and equipment	(35)	(33)	(35)
Proceeds from (payments for) equity method investment	72	—	(355)
Payments for investments in and advances to subsidiaries	—	(125,000)	—
Repayment of investments in and advances to subsidiaries	—	540	—
Net cash and cash equivalents provided by (used in) investing activities	37	(124,493)	(390)
Financing activities:
Repayments of short-term borrowings	—	—	(8,000)
Repayments of long-term borrowings	—	(7,500)	(625)
Proceeds from issuance of long-term borrowings	—	148,000	—
Cash dividends paid	(35,393)	(33,672)	(29,082)
Issuance (repurchase) of common stock	1,037	(31,295)	(15,332)
Vesting of restricted stock, including tax effects	(1,567)	(586)	(416)
Net cash and cash equivalents provided by (used in) financing activities	(35,923)	74,947	(53,455)
Net increase (decrease) in cash and cash equivalents	(8,070)	295	694
Cash and cash equivalents at beginning of the period	10,681	10,386	9,692
Cash and cash equivalents at end of the period	$2,611	$10,681	$10,386

20. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through February 27, 2018, the date the financial statements were available to be issued.

Xenith Acquisition

On January 1, 2018, the Company completed the acquisition of Xenith, a bank holding company based in Richmond, Virginia, for a purchase price of approximately $800.0 million.  Xenith’s common shareholders received 0.9354 shares of the Company’s common stock in exchange for each share of Xenith’s common stock, resulting in the Company issuing 21,922,077 common shares. In addition, the Company paid cash of $6.2 million for Xenith's outstanding options.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective on December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young’s attestation report on the Company’s internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, the Company’s audit committee and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2018 Annual Meeting of Shareholders to be held May 1, 2018 (“Proxy Statement”), under the captions “Election of Six Class I Directors – Proposal 1,” “Election of One Class II Director – Proposal 2”, “Information About Directors Whose Terms Do Not Expire This Year” and “Corporate Governance, Board Leadership, and Board Diversity.” The executive officers of the Company, and their respective titles and principal occupations, are listed below:

Name (Age)	Title and Principal Occupation During at Least the Past Five Years

John C. Asbury (52)
Chief Executive Officer of the Company since January 2017 and President since October 2016; Chief Executive Officer of Union Bank & Trust since October 2016 and President from October 2016 until September 2017; President and Chief Executive Officer of First National Bank of Santa Fe from February 2015 until August 2016; prior to that, Senior Executive Vice President and Head of the Business Services Group at Regions Bank from May 2010 until July 2014; also served as a Senior Vice President at Bank of America in a variety of roles; received his B.S. degree in Business from Virginia Tech and his M.B.A. from The College of William & Mary; joined the Company's Board of Directors in 2016.

Robert M. Gorman (59)
Executive Vice President and Chief Financial Officer of the Company since joining the Company in July 2012; Senior Vice President and Director of Corporate Support Services in 2011, and Senior Vice President and Strategic Financial Officer of SunTrust Banks, Inc., from 2002 to 2011; serves as a member of the Board of Directors of the Company's affiliate, Old Dominion Capital Management, Inc.

John C. Stallings, Jr. (51)
President of Union Bank & Trust since joining the Company in September 2017; President and CEO of the Virginia Division of SunTrust (“STI”) from 2013 until September 2017; President and CEO of the Mid-Atlantic Division of STI from 2010 to 2013, President and CEO of the Central Carolina Region of STI from 2007 to 2010, EVP and Carolinas Group Retail Line of Business Manager of STI from 2004 to 2007, Head of Retail Banking for National Commerce Financial (“NCF”) from 2002 to 2004, and a variety of positions in regional leadership and commercial banking at NCF from 1993 to 2004, and 1988 to 1991; received his B.A. degree from Vanderbilt, and M.B.A. from Washington University in St. Louis; serves as a member of the Board of Directors of UMG.

David G. Bilko (59)
Executive Vice President and Chief Risk Officer of the Company since joining the Company in January 2014; Chief Risk Officer of StellarOne Corporation from January 2012 to January 2014; Chief Audit Officer of StellarOne Corporation from June 2011 to January 2012; Corporate Operational Risk Officer of SunTrust Banks, Inc. from May 2010 to May 2011; Chief Audit Executive of SunTrust Banks, Inc. from November 2005 to April 2010; various positions with SunTrust Banks, Inc. since 1987; serves as a member of the Board of Directors of ODCM.

M. Dean Brown (53)
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

Loreen A. Lagatta (49)
Executive Vice President and Chief Human Resources Officer of the Company since 2015; Senior Vice President and Director of Human Resources of Union Bank & Trust from 2011 to 2015; Director of Human Resources of Capital One Financial Corporation from June 2008 to October 2011; Vice President, Compensation - Brokerage Division of Wells Fargo Securities (formerly, Wachovia Corporation) from 2006 to June 2008; Vice President, Senior HR Business Partner - Alternative Investments of Citigroup Inc. from 2000 to 2006, and various positions with Citigroup, Inc. since 1991.

David V. Ring (54)
Executive Vice President and Commercial Banking Group Executive since joining the Company in September 2017; Executive Vice President and Executive Managing Director at Huntington National Bank from December 2014 to May 2017; Managing Director and Head of Enterprise Banking at First Niagara Financial Group from April 2011 to December 2014; various positions at Wells Fargo and predecessor banks from January 1996 to April 2011, including Wholesale Banking Executive for Virginia to Massachusetts at Wachovia and Greater New York & Connecticut Region Manager; received his B.S degree in Finance from Providence College.

Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated by reference from the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a Code of Business Conduct and Ethics applicable to all employees and directors. The Company has also adopted a Code of Ethics for Senior Financial Officers and Directors, which is applicable to directors and senior officers who have financial responsibilities.  Both of these codes may be found at http://investors.bankatunion.com/govdocs. In addition, a copy of either of the codes may be obtained without charge by written request to the Company’s Corporate Secretary.

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

The following table summarizes information relating to the Company’s equity compensation plans, pursuant to which grants of options to acquire shares of common stock may be awarded from time to time, as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	121,743	$13.93	1,560,728

Total	121,743	$13.93	1,560,728

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

The following documents are filed as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8:
▪Reports of Independent Registered Public Accounting Firm;
▪Consolidated Balance Sheets - December 31, 2017 and 2016;
▪Consolidated Statements of Income - Years ended December 31, 2017, 2016, and 2015;
▪Consolidated Statements of Comprehensive Income Years ended December 31, 2017, 2016, and 2015;
▪Consolidated Statements of Changes in Stockholder's Equity - Years ended December 31, 2017, 2016, and 2015;
▪Consolidated Statements of Cash Flows - Years ended December 31, 2017, 2016, and 2015; and
▪Notes to Consolidated Financial Statements for the years ended December 31, 2017, 2016, and 2015.

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
2.01
Agreement and Plan of Reorganization, dated as of May 19, 2017, by and between Union Bankshares Corporation and Xenith Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 23, 2017)

3.01	Articles of Incorporation of Union Bankshares Corporation, as amended April 25, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 29, 2014)

3.02	Bylaws of Union Bankshares Corporation, as amended January 21, 2017 (incorporated by reference to Exhibit 3.02 to Annual Report on Form 10-K filed on February 28, 2017)

4.01
Subordinated Indenture, dated as of December 5, 2016, between Union Bankshares Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 5, 2016)

4.02
First Supplemental Indenture, dated as of December 5, 2016, between Union Bankshares Corporation and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on December 5, 2016)

4.03
Form of 5.00% Fixed-to-Floating Rate Subordinated Note due 2016 (included as Exhibit A in Exhibit 4.2 filed with, and incorporated herein by reference, to Current Report on Form 8-K filed December 5, 2016)

Certain instruments relating to long-term debt not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.02*
Amended and Restated Employment Agreement by and between Union Bankshares Corporation and G. William Beale, dated May 1, 2006 (incorporated by reference to Exhibit 10.02 to Annual Report on Form 10-K filed on March 16, 2009)

10.07*
Amended and Restated Employment Agreement by and between Union Bankshares Corporation and D. Anthony Peay, dated December 31, 2008 (incorporated by reference to Exhibit 10.09 to Annual Report on Form 10-K filed on March 16, 2009)

10.08*
Amended and Restated Employment Agreement by and between Union First Market Bankshares Corporation and Elizabeth M. Bentley, dated October 24, 2011 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 25, 2011)

10.10*
Amended and Restated Management Continuity Agreement between Union First Market Bankshares Corporation and Robert M. Gorman, dated July 17, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 11, 2012)

10.11*
Employment Agreement by and between Union First Market Bankshares and Robert M. Gorman, dated July 17, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2012)

10.13*	Union Bankshares Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 99.0 to Form S-8 Registration Statement filed on March 23, 2004; SEC file no. 333-113839)

10.14*
Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015) (incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement filed April 23, 2015; SEC file no. 333-203580)

10.15*
1995 Supplemental Compensation Agreement between Union Bank and Trust Company and G. William Beale, as amended, dated October 20, 2014 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on February 27, 2015)

10.16*
1995 Supplemental Compensation Agreement between Union Bank and Trust Company and Daniel I. Hansen, as amended, dated July 18, 1995 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on February 27, 2015)

10.18*
Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Union Bankshares Corporation, as restated effective January 1, 2008 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on February 27, 2015)

10.19*
Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Union Bankshares Corporation, as restated effective January 1, 2008 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on February 27, 2015)

10.22*
Form of Time-Based Restricted Stock Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed on April 27, 2015)

10.23*	Form of Performance Share Unit Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K filed on April 27, 2015)

10.24*
Union Bankshares Corporation Executive Severance Plan (as amended and restated effective January 1, 2018) (incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K filed on September 26, 2017)

10.25*
Employment Agreement by and between Union Bankshares Corporation and John C. Asbury, dated August 23, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 24, 2016)

10.26*
Management Continuity Agreement by and between Union Bankshares Corporation and John C. Asbury, dated August 23, 2016 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K on August 24, 2016)

10.27*
Transition Agreement by and between Union Bankshares Corporation and G. William Beale, dated August 23, 2016 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 24, 2016)

10.29*	Schedule of Union Bankshares Corporation Non-Employee Directors' Annual Compensation (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on February 28, 2017)

10.30*	Management Incentive Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on February 28, 2017)

10.31*
Severance Agreement and Release of Claims, dated June 5, 2017, by and between Union Bankshares Corporation, Union Bank & Trust, and D. Anthony Peay (incorporated by reference to Exhibit 10.31 to Current Report on Form 8-K filed on June 5, 2017)

10.32*
Severance Agreement and Release of Claims, dated October 24, 2017, by and between Union Bankshares Corporation, Union Bank & Trust and Elizabeth M. Bentley (incorporated by reference to Exhibit 10.32 to Current Report on Form 8-K filed October 24, 2017)

10.33*	Union Bankshares Corporation Stock Ownership Policy, adopted January 1, 2018

10.34
Underwriting Agreement, dated January 24, 2018, by and among Union Bankshares Corporation, ACMO-HR, L.L.C., Carlyle Financial Services Harbor, L.P. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on January 26, 2018)

10.35*	Form of Performance Share Unit Agreement under Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 15, 2018)

10.36*	Form of Time-Based Restricted Stock Agreement under Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 15, 2018)

11.01	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 16 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K)

12.01	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends

21.01	Subsidiaries of Union Bankshares Corporation

23.01	Consent of Ernst & Young LLP

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.00
Interactive data filed pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016, and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015 and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2017, 2016, and 2015.

 * Indicates management contract.

ITEM 16. - FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union Bankshares Corporation

By:	/s/ John C. Asbury	Date: February 27, 2018
John C. Asbury
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2018.

Signature	Title

/s/ L. Bradford Armstrong	Director
L. Bradford Armstrong

/s/ John C. Asbury	Director, President, and Chief Executive Officer (principal executive officer)
John C. Asbury

/s/ G. William Beale	Director
G. William Beale

/s/ Glen C. Combs	Director
Glen C. Combs

/s/ Patrick E. Corbin	Director
Patrick E. Corbin

/s/ Beverley E. Dalton	Director
Beverley E. Dalton

/s/ Gregory L. Fisher	Director
Gregory L. Fisher

/s/ Robert M. Gorman	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
Robert M. Gorman

/s/ Daniel I. Hansen	Director
Daniel I. Hansen

/s/ Jan S. Hoover	Director
Jan S. Hoover

/s/ Patrick J. McCann	Director
Patrick J. McCann

/s/ W. Tayloe Murphy, Jr.	Director
W. Tayloe Murphy, Jr.

/s/ Alan W. Myers	Director
Alan W. Myers

/s/ Thomas P. Rohman	Director
Thomas P. Rohman

/s/ Linda V. Schreiner	Director
Linda V. Schreiner

/s/ Raymond L. Slaughter	Director
Raymond L. Slaughter

/s/ Raymond D. Smoot, Jr.	Chairman of the Board of Directors
Raymond D. Smoot, Jr.

/s/ Thomas G. Snead, Jr.	Director
Thomas G. Snead, Jr.

/s/ Charles W. Steger	Director
Charles W. Steger

/s/ Ronald L. Tillett	Vice Chairman of the Board of Directors
Ronald L. Tillett

/s/ Keith L. Wampler	Director
Keith L. Wampler