Form 10-Q
period 2018-03-31
Union Bankshares Corp
filed 2018-05-09
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

Yes ☐ No ☒

The number of shares of common stock outstanding as of May 2, 2018 was 65,909,642.

UNION BANKSHARES CORPORATION
FORM 10-Q

Glossary of Acronyms and Defined Terms

2017 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2017
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union Bank & Trust
BOLI	–	Bank-owned life insurance
bps	–	Basis points
CECL	–	Current expected credit losses
the Company	–	Union Bankshares Corporation and its subsidiaries
DHFB	–	Dixon, Hubard, Feinour, & Brown, Inc.
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
U.S. GAAP or GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
HTM	–	Held to maturity
IDC	–	Interactive Data Corporation
LIBOR	–	London Interbank Offered Rate
NPA	–	Nonperforming assets
OCI	–	Other comprehensive income
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCI	–	Purchased credit impaired
ROA	–	Return on average assets
ROE	–	Return on average common equity
ROTCE	–	Return on average tangible common equity
SEC	–	Securities and Exchange Commission
Tax Act	–	Tax Cuts and Jobs Act
TDR	–	Troubled debt restructuring
UMG	–	Union Mortgage Group, Inc.
Xenith	–	Xenith Bankshares, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$137,761	$117,586
Interest-bearing deposits in other banks	196,456	81,291
Federal funds sold	8,246	496
Total cash and cash equivalents	342,463	199,373
Securities available for sale, at fair value	1,253,179	974,222
Securities held to maturity, at carrying value	198,733	199,639
Restricted stock, at cost	105,261	75,283
Loans held for sale, at fair value	27,727	40,662
Loans held for investment, net of deferred fees and costs	9,805,723	7,141,552
Less allowance for loan losses	40,629	38,208
Net loans held for investment	9,765,094	7,103,344
Premises and equipment, net	163,076	119,981
Other real estate owned, net of valuation allowance	10,099	6,636
Goodwill	724,106	298,528
Amortizable intangibles, net	50,092	14,803
Bank owned life insurance	258,381	182,854
Other assets	251,081	99,854
Total assets	$13,149,292	$9,315,179
LIABILITIES
Noninterest-bearing demand deposits	$2,057,425	$1,502,208
Interest-bearing deposits	7,620,530	5,489,510
Total deposits	9,677,955	6,991,718
Securities sold under agreements to repurchase	31,593	49,152
Other short-term borrowings	1,022,000	745,000
Long-term borrowings	481,433	425,262
Other liabilities	105,234	57,718
Total liabilities	11,318,215	8,268,850
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding, 65,895,421 shares and 43,743,318 shares, respectively.	87,091	57,744
Additional paid-in capital	1,373,997	610,001
Retained earnings	382,299	379,468
Accumulated other comprehensive income	(12,310)	(884)
Total stockholders' equity	1,831,077	1,046,329
Total liabilities and stockholders' equity	$13,149,292	$9,315,179
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31, 2018	March 31, 2017
Interest and dividend income:
Interest and fees on loans	$112,927	$68,084
Interest on deposits in other banks	647	71
Interest and dividends on securities:
Taxable	7,072	4,923
Nontaxable	4,008	3,562
Total interest and dividend income	124,654	76,640
Interest expense:
Interest on deposits	11,212	5,077
Interest on short-term borrowings	4,249	950
Interest on long-term borrowings	5,446	4,046
Total interest expense	20,907	10,073
Net interest income	103,747	66,567
Provision for credit losses	3,500	2,122
Net interest income after provision for credit losses	100,247	64,445
Noninterest income:
Service charges on deposit accounts	5,894	4,516
Other service charges and fees	1,233	1,139
Interchange fees, net	4,489	3,582
Fiduciary and asset management fees	3,056	2,794
Mortgage banking income, net	2,041	2,025
Gains on securities transactions, net	213	481
Bank owned life insurance income	1,667	2,125
Loan-related interest rate swap fees	718	1,180
Other operating income	2,998	997
Total noninterest income	22,309	18,839
Noninterest expenses:
Salaries and benefits	42,329	32,168
Occupancy expenses	6,310	4,903
Furniture and equipment expenses	3,033	2,603
Printing, postage, and supplies	1,073	1,150
Communications expense	1,097	910
Technology and data processing	4,649	3,900
Professional services	2,597	1,658
Marketing and advertising expense	1,443	1,740
FDIC assessment premiums and other insurance	2,185	706
Other taxes	2,886	2,022
Loan-related expenses	1,471	1,329
OREO and credit-related expenses	1,532	541
Amortization of intangible assets	3,181	1,637
Training and other personnel costs	1,027	969
Merger-related costs	27,712	—
Other expenses	1,483	1,159
Total noninterest expenses	104,008	57,395
Income before income taxes	18,548	25,889
Income tax expense	1,909	6,765
Net income	$16,639	$19,124
Basic earnings per common share	$0.25	$0.44
Diluted earnings per common share	$0.25	$0.44
Dividends declared per common share	$0.21	$0.20
Basic weighted average number of common shares outstanding	65,554,630	43,654,498
Diluted weighted average number of common shares outstanding	65,636,262	43,725,923
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017

Net income	$16,639	$19,124
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	1,964	(31)
Reclassification adjustment for losses (gains) included in net income (net of tax, $66 and $97 for the three months ended March 31, 2018 and 2017, respectively)	249	180
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $3,506 and $1,958 for the three months ended March 31, 2018 and 2017, respectively)	(13,191)	3,637
Reclassification adjustment for losses (gains) included in net income (net of tax, $45 and $168 for the three months ended March 31, 2018 and 2017, respectively)	(168)	(313)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $80 and $99 for the three months ended March 31, 2018 and 2017, respectively)	(299)	(184)
Bank owned life insurance:
Reclassification adjustment for losses included in net income	19	109
Other comprehensive income (loss)	(11,426)	3,398
Comprehensive income	$5,213	$22,522
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Dollars in thousands, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2016	$57,506	$605,397	$341,938	$(3,809)	$1,001,032
Net income - 2017			19,124		19,124
Other comprehensive income (net of taxes of $1,788)				3,398	3,398
Dividends on common stock ($0.20 per share)			(8,727)		(8,727)
Issuance of common stock under Equity Compensation Plans (29,008 shares)	39	489			528
Issuance of common stock for services rendered (4,856 shares)	6	170			176
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (58,679 shares)	78	(1,126)			(1,048)
Stock-based compensation expense		1,148			1,148
Balance - March 31, 2017	$57,629	$606,078	$352,335	$(411)	$1,015,631

Balance - December 31, 2017	$57,744	$610,001	$379,468	$(884)	$1,046,329
Net income - 2018			16,639		16,639
Other comprehensive income (net of taxes of $3,565)				(11,426)	(11,426)
Issuance of common stock in regard to acquisition (21,922,077 shares)(1)	29,156	765,653			794,809
Dividends on common stock ($0.21 per share)			(13,808)		(13,808)
Issuance of common stock under Equity Compensation Plans (68,495 shares)	91	836			927
Issuance of common stock for services rendered (4,914 shares)	7	177			184
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (69,562 shares)	93	(2,363)			(2,270)
Cancellation of warrants		(1,530)			(1,530)
Stock-based compensation expense		1,223			1,223
Balance - March 31, 2018	$87,091	$1,373,997	$382,299	$(12,310)	$1,831,077
(1) Includes conversion of Xenith warrants to Union warrants.
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Dollars in thousands)

	2018	2017
Operating activities:
Net income	$16,639	$19,124
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	3,480	2,645
Writedown of OREO	759	238
Amortization, net	3,776	3,396
Amortization (accretion) related to acquisition, net	(2,691)	144
Provision for credit losses	3,500	2,122
Gains on securities transactions, net	(213)	(481)
BOLI income	(1,667)	(2,125)
Decrease (increase) in loans held for sale, net	12,935	16,511
Gains on sales of other real estate owned, net	(21)	(36)
Losses (gains) on sales of premises, net	(153)	26
Stock-based compensation expenses	1,223	1,148
Issuance of common stock for services	184	176
Net decrease (increase) in other assets	(18,216)	2,241
Net increase in other liabilities	16,228	5,347
Net cash and cash equivalents provided by (used in) operating activities	35,763	50,476
Investing activities:
Purchases of securities available for sale and restricted stock	(154,512)	(53,782)
Purchases of securities held to maturity	—	(4,878)
Proceeds from sales of securities available for sale and restricted stock	115,850	21,306
Proceeds from maturities, calls and paydowns of securities available for sale	33,909	26,167
Proceeds from maturities, calls and paydowns of securities held to maturity	—	1,001
Net increase in loans held for investment	(201,369)	(246,258)
Net increase in premises and equipment	(902)	(3,156)
Proceeds from sales of other real estate owned	1,157	206
Cash paid in acquisition	(6,170)	—
Cash acquired in acquisitions	174,218	—
Net cash and cash equivalents provided by (used in) investing activities	(37,819)	(259,394)
Financing activities:
Net increase in noninterest-bearing deposits	43,846	97,174
Net increase in interest-bearing deposits	93,540	137,532
Net increase (decrease) in short-term borrowings	24,441	(9,694)
Cash paid for contingent consideration	—	(2,265)
Cash dividends paid - common stock	(13,808)	(8,727)
Cancellation of warrants	(1,530)	—
Issuance of common stock	927	528
Vesting of restricted stock, net of shares held for taxes	(2,270)	(1,048)
Net cash and cash equivalents provided by (used in) financing activities	145,146	213,500
Increase (decrease) in cash and cash equivalents	143,090	4,582
Cash and cash equivalents at beginning of the period	199,373	179,237
Cash and cash equivalents at end of the period	$342,463	$183,819

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Dollars in thousands)

	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$18,011	$8,141
Income taxes	—	—

Supplemental schedule of noncash investing and financing activities
Transfers between loans and OREO	(54)	(71)
Issuance of common stock in exchange for net assets in acquisition	794,809	—

Transactions related to acquisitions
Assets acquired	3,249,420	—
Liabilities assumed	2,874,018	—
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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2017 Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

Business Combinations
On January 1, 2018, the Company completed the acquisition of Xenith, a bank holding company based in Richmond, Virginia, for a purchase price of approximately $801.0 million. Under the terms of the merger agreement, Xenith’s common stockholders received 0.9354 shares of the Company’s common stock in exchange for each share of Xenith’s common stock, resulting in the Company issuing 21,922,077 shares of the Company's common stock. In addition, the Company paid $6.2 million in exchange for Xenith's outstanding options.

In connection with the acquisition, the Company recorded $425.6 million in goodwill and $38.5 million of amortizable assets, which relate to core deposit intangibles. The goodwill is not expected to be deductible for tax purposes. The Company currently estimates that these intangibles assets will be amortized over 10 years using sum-of-years digits. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

Affordable Housing Entities
The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the three months ended March 31, 2018 and March 31, 2017, the Company recognized amortization of $235,000 and $223,000, respectively, and tax credits of $283,000 and $309,000, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these qualified affordable housing projects was $11.6 million and $11.0 million as of March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the Company's recorded liability totaled $8.3 million and $7.3 million, respectively, for the related unfunded commitments, which are expected to be paid from 2018 to 2019.

Adoption of New Accounting Standards
On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” and all subsequent amendments to the ASU (“Topic 606”). This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The guidance, as amended, is applicable to all entities and replaces a significant portion of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are similarly excluded from the scope. The Company adopted this ASU using the modified retrospective approach, which requires a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s consolidated financial results but did result in expanded disclosures related to noninterest income and enhanced qualitative disclosures on the revenues within the scope of the new guidance. Refer to Note 11 “Revenue" for further discussion on the Company's accounting policies for revenue sources within the scope of ASC 606.
On January 1, 2018, the Company adopted ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to, among other things: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements and resulted in enhancements to the financial instrument disclosures.

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires lessees to put most leases on their balance sheets, but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates the real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, and lease executory costs for all entities. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently working to identify the complete lease population, including potential embedded leases. The adoption of this standard is expected to result in additional assets and liabilities, as the Company will be required to recognize operating leases on the Consolidated Balance Sheet. Other implementation matters to be addressed include, but are not limited to, the determination of effects on the financial and capital ratios and the quantification of the impacts that this accounting guidance will have on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The CECL model will replace the Company's current accounting for PCI and impaired loans. The guidance also amends the AFS debt securities OTTI model. The amendment is effective for fiscal years beginning after December 15, 2019. The Company is currently assessing the requirements and necessary changes to the existing credit loss estimation methods and identifying a complete set of data requirements and sources. The Company is currently evaluating the impact ASU No. 2016-13 will have on its consolidated financial statements. This guidance may result in material changes in the Company's accounting for credit losses on financial instruments.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU relates to any entity that elects to apply hedge accounting in accordance with current GAAP. The amendment simplifies the application of the hedge accounting guidance and improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The targeted improvements in ASU No. 2017-12 will allow the Company a one-time transfer of certain debt securities from HTM to AFS. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company plans to early adopt this standard in the second quarter of 2018 using the modified retrospective approach. As part of this adoption, the Company plans to make the one time election to transfer eligible HTM securities to the AFS category in order to optimize the investment portfolio management for capital and risk management considerations. The Company plans to transfer HTM securities with a carrying amount of approximately $200 million, which will result in an impact to accumulated other comprehensive income. The consolidated financial statements for the quarter ended June 30, 2018, will also include a cumulative effect adjustment to the opening balance of retained earnings to reflect the application of the new guidance related to the fair value hedges. The Company is in the process of developing the required disclosures, which will be included in its second quarter 2018 Quarterly Report on Form 10-Q.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures about the stranded tax effects. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company plans to adopt this guidance in 2018 via the retrospective approach applying the effect of the change to the date of the enacted Tax Act, which was December 22, 2017. The Company has concluded the adoption of ASU No. 2018-02 will not have a material impact on its consolidated financial statements.

2. ACQUISITIONS

On January 1, 2018, the Company completed its acquisition of Xenith, a bank holding company based in Richmond, Virginia. Xenith's common stockholders received 0.9354 shares of the Company's common stock in exchange for each share of Xenith's common stock, resulting in the Company issuing 21,922,077 shares of the Company's common stock at a fair value of $794.8 million. In addition, the Company paid $6.2 million in exchange for Xenith's outstanding stock options.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. The following table provides a preliminary assessment of the consideration transferred, assets acquired, and liabilities assumed as of the date of the acquisition (dollars in thousands):

Purchase Price:
Fair value of shares of Union common stock issued & warrants converted		$794,809
Cash paid for Xenith options		6,170
Total purchase price		$800,979

Fair value of assets acquired:
Cash and cash equivalents	$174,218
Securities available for sale	295,782
Restricted stock, at cost	27,569
Net loans	2,458,981
Premises and equipment	45,520
OREO	5,412
Core deposit intangibles	38,470
Other assets	203,468
Total assets	$3,249,420

Fair value of liabilities assumed:
Deposits	$2,549,683
Other short-term borrowings	235,000
Borrowings	55,542
Other liabilities	33,793
Total liabilities	$2,874,018

Net assets acquired		$375,402
Preliminary goodwill		$425,577

The acquired loans were recorded at fair value at the acquisition date without carryover of Xenith’s previously established allowance for loan losses. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and leases and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, purpose, and lien position. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), and past due status. For valuation purposes, these pools were further disaggregated by maturity, pricing characteristics (e.g., fixed-rate, adjustable-rate) and re-payment structure (e.g., interest only, fully amortizing, balloon). If new information is obtained about facts and circumstances about expected cash flows that existed as of the acquisition date, management will adjust fair values in accordance with accounting for business combinations.

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, (acquired impaired) and loans that do not meet these criteria, which are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, (acquired performing). The fair values of the acquired performing loans were $2.4 billion and the fair values of the acquired impaired loans were $68.5 million. The gross contractually required principal and interest payments receivable for acquired performing loans was $2.7 billion. The best estimate of contractual cash flows not expected to be collected related to the acquired performing loans is $22.2 million.

The following table presents the acquired impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest payments	$97,123
Nonaccretable difference	(16,422)
Cash flows expected to be collected	80,701
Accretable difference	(12,225)
Fair value of loans acquired with a deterioration of credit quality	$68,476

The following table presents certain pro forma information as if Xenith had been acquired on January 1, 2017. These results combine the historical results of Xenith in the Company's Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017. In particular, no adjustments have been made to eliminate the amount of Xenith’s provision for credit losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2017. Pro forma adjustments below include the net impact of accretion for 2017 and the elimination of merger-related costs for 2018. The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma for the three months ended
	March 31,
	2018	2017
	(unaudited)	(unaudited)
Total revenues (1)	$126,056	$116,733
Net income	$38,875	$25,921
Earnings per share	$0.59	$0.40
(1) Includes net interest income and noninterest income.

Merger-related costs associated with the acquisition of Xenith were $27.7 million for the three months ended March 31, 2018; no merger-related costs were incurred for the three months ended March 31, 2017. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, and employee severances, which have been expensed as incurred.

3. SECURITIES

Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2018 and December 31, 2017 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2018
Obligations of states and political subdivisions	$365,816	$3,002	$(4,179)	$364,639
Corporate bonds	122,903	1,175	(938)	123,140
Mortgage-backed securities	767,366	1,807	(14,761)	754,412
Other securities	11,120	—	(132)	10,988
Total available for sale securities	$1,267,205	$5,984	$(20,010)	$1,253,179

December 31, 2017
Obligations of states and political subdivisions	$295,546	$6,842	$(564)	$301,824
Corporate bonds	113,625	1,131	(876)	113,880
Mortgage-backed securities	552,431	2,596	(6,169)	548,858
Other securities	9,737	—	(77)	9,660
Total available for sale securities	$971,339	$10,569	$(7,686)	$974,222

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s available for sale securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of March 31, 2018 and December 31, 2017. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
Obligations of states and political subdivisions	$150,366	$(3,288)	$16,413	$(891)	$166,779	$(4,179)
Mortgage-backed securities	531,141	(10,089)	139,217	(4,672)	670,358	(14,761)
Corporate bonds and other securities	21,775	(156)	37,591	(914)	59,366	(1,070)
Total available for sale securities	$703,282	$(13,533)	$193,221	$(6,477)	$896,503	$(20,010)

December 31, 2017
Obligations of states and political subdivisions	$25,790	$(132)	$16,934	$(432)	$42,724	$(564)
Mortgage-backed securities	298,439	(3,267)	136,298	(2,902)	434,737	(6,169)
Corporate bonds and other securities	10,976	(99)	44,408	(854)	55,384	(953)
Total available for sale securities	$335,205	$(3,498)	$197,640	$(4,188)	$532,845	$(7,686)

As of March 31, 2018, there were $193.2 million, or 74 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $6.5 million. As of December 31, 2017, there were $197.6 million, or 71 issues, of individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $4.2 million. The Company has determined that these securities are temporarily impaired at March 31, 2018 and December 31, 2017 for the reasons set out below:

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

The following table presents the amortized cost and estimated fair value of available for sale securities as of March 31, 2018 and December 31, 2017, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,048	$30,097	$25,179	$25,326
Due after one year through five years	201,580	199,198	145,276	145,980
Due after five years through ten years	228,924	228,561	223,210	226,251
Due after ten years	806,653	795,323	577,674	576,665
Total securities available for sale	$1,267,205	$1,253,179	$971,339	$974,222

For information regarding the estimated fair value of available for sale securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of March 31, 2018 and December 31, 2017, see Note 7 “Commitments and Contingencies.”

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

The carrying value, gross unrealized gains and losses, and estimated fair values of securities held to maturity as of March 31, 2018 and December 31, 2017 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value (1)	Gains	(Losses)	Fair Value
March 31, 2018
Obligations of states and political subdivisions	$198,733	$1,540	$(369)	$199,904

December 31, 2017
Obligations of states and political subdivisions	$199,639	$4,014	$(170)	$203,483

(1) The carrying value includes $3.2 million as of March 31, 2018 and $3.6 million as of December 31, 2017 of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion.

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s held to maturity securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of March 31, 2018 and December 31, 2017. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
Obligations of states and political subdivisions	$57,691	$(302)	$2,629	$(67)	$60,320	$(369)

December 31, 2017
Obligations of states and political subdivisions	$18,896	$(139)	$1,084	$(31)	$19,980	$(170)

As of March 31, 2018, there was $2.6 million, or four issues, of individual held to maturity securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $67,000. As of December 31, 2017, there was $1.1 million, or two issues, of individual held to maturity securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $31,000. These securities are municipal bonds with minimal credit exposure. For this reason, the Company has determined that these securities in a loss position were temporarily impaired as of March 31, 2018 and December 31, 2017. Because the Company does not intend to sell these investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

The following table presents the amortized cost and estimated fair value of held to maturity securities as of March 31, 2018 and December 31, 2017, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018		December 31, 2017
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Due in one year or less	$6,764	$6,780	$3,221	$3,230
Due after one year through five years	48,016	48,265	44,289	44,601
Due after five years through ten years	78,816	79,099	79,114	80,532
Due after ten years	65,137	65,760	73,015	75,120
Total securities held to maturity	$198,733	$199,904	$199,639	$203,483

(1) The carrying value includes $3.2 million as of March 31, 2018 and $3.6 million as of December 31, 2017 of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion.

For information regarding the estimated fair value of held to maturity securities which were pledged to secure public deposits as permitted or required by law as of March 31, 2018 and December 31, 2017, see Note 7 “Commitments and Contingencies.”

Restricted Stock, at cost
Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At March 31, 2018 and December 31, 2017, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of the Bank's outstanding capital at both March 31, 2018 and December 31, 2017. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $42.0 million and $27.6 million for March 31, 2018 and December 31, 2017 and FHLB stock in the amount of $63.2 million and $47.7 million as of March 31, 2018 and December 31, 2017, respectively.

Other-Than-Temporary-Impairment
During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the three months ended March 31, 2018, and in accordance with accounting guidance, no OTTI was recognized.

Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three months ended March 31, 2018 and 2017 (dollars in thousands).

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Realized gains (losses):
Gross realized gains	$697	$481
Gross realized losses	(484)	—
Net realized gains	$213	$481

Proceeds from sales of securities	$115,850	$21,306

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Construction and Land Development	$1,249,196	$948,791
Commercial Real Estate - Owner Occupied	1,279,155	943,933
Commercial Real Estate - Non-Owner Occupied	2,230,463	1,713,659
Multifamily Real Estate	547,520	357,079
Commercial & Industrial	1,125,733	612,023
Residential 1-4 Family - Commercial	714,660	612,395
Residential 1-4 Family - Mortgage	604,354	485,690
Auto	288,089	282,474
HELOC	642,084	537,521
Consumer	839,699	408,667
Other Commercial	284,770	239,320
Total loans held for investment, net (1)	$9,805,723	$7,141,552

(1) Loans, as presented, are net of deferred fees and costs totaling $2.7 million and $1.3 million as of March 31, 2018 and December 31, 2017, respectively.

The following table shows the aging of the Company’s loan portfolio, by segment, at March 31, 2018 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$403	$1,291	$322	$10,202	$6,391	$1,230,587	$1,249,196
Commercial Real Estate - Owner Occupied	4,985	777	—	25,826	2,539	1,245,028	1,279,155
Commercial Real Estate - Non-Owner Occupied	1,867	—	—	19,594	2,089	2,206,913	2,230,463
Multifamily Real Estate	—	—	—	3,380	—	544,140	547,520
Commercial & Industrial	2,608	1,254	200	2,890	1,969	1,116,812	1,125,733
Residential 1-4 Family - Commercial	3,707	960	113	14,826	1,512	693,542	714,660
Residential 1-4 Family - Mortgage	6,210	1,397	1,148	20,517	7,929	567,153	604,354
Auto	2,167	193	170	14	394	285,151	288,089
HELOC	3,564	1,346	306	1,884	2,072	632,912	642,084
Consumer and all other(1)	4,179	2,074	371	3,728	243	1,113,874	1,124,469
Total loans held for investment	$29,690	$9,292	$2,630	$102,861	$25,138	$9,636,112	$9,805,723
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2017 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$1,248	$898	$1,340	$2,838	$5,610	$936,857	$948,791
Commercial Real Estate - Owner Occupied	444	81	—	14,790	2,708	925,910	943,933
Commercial Real Estate - Non-Owner Occupied	187	84	194	6,610	2,992	1,703,592	1,713,659
Multifamily Real Estate	—	—	—	80	—	356,999	357,079
Commercial & Industrial	1,147	109	214	408	316	609,829	612,023
Residential 1-4 Family - Commercial	1,682	700	579	9,414	1,085	598,935	612,395
Residential 1-4 Family - Mortgage	3,838	2,541	546	3,733	6,269	468,763	485,690
Auto	3,541	185	40	—	413	278,295	282,474
HELOC	2,382	717	217	950	2,075	531,180	537,521
Consumer and all other(1)	2,404	2,052	402	198	275	642,656	647,987
Total loans held for investment	$16,873	$7,367	$3,532	$39,021	$21,743	$7,053,016	$7,141,552
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows the PCI loan portfolios, by segment and their delinquency status, at March 31, 2018 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$54	$1,909	$8,239	$10,202
Commercial Real Estate - Owner Occupied	438	4,995	20,393	25,826
Commercial Real Estate - Non-Owner Occupied	180	1,558	17,856	19,594
Multifamily Real Estate	—	—	3,380	3,380
Commercial & Industrial	38	120	2,732	2,890
Residential 1-4 Family - Commercial	383	1,454	12,989	14,826
Residential 1-4 Family - Mortgage	1,673	4,076	14,768	20,517
Auto	—	—	14	14
HELOC	83	645	1,156	1,884
Consumer and all other(1)	7	220	3,501	3,728
Total	$2,856	$14,977	$85,028	$102,861
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2017 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$8	$57	$2,773	$2,838
Commercial Real Estate - Owner Occupied	381	478	13,931	14,790
Commercial Real Estate - Non-Owner Occupied	188	233	6,189	6,610
Multifamily Real Estate	—	—	80	80
Commercial & Industrial	—	—	408	408
Residential 1-4 Family - Commercial	433	351	8,630	9,414
Residential 1-4 Family - Mortgage	343	626	2,764	3,733
HELOC	291	214	445	950
Consumer and all other(1)	—	—	198	198
Total	$1,644	$1,959	$35,418	$39,021
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans, by segment at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a specific allowance
Construction and Land Development	$11,652	$11,831	$—	$16,035	$16,214	$—
Commercial Real Estate - Owner Occupied	15,966	16,347	—	5,427	5,527	—
Commercial Real Estate - Non-Owner Occupied	7,545	7,727	—	6,017	6,103	—
Commercial & Industrial	2,313	2,649	—	1,681	1,933	—
Residential 1-4 Family - Commercial	5,459	6,254	—	4,098	4,879	—
Residential 1-4 Family - Mortgage	12,910	13,238	—	9,512	9,786
HELOC	3,497	3,788	—	2,056	2,144	—
Consumer and all other(1)	585	753	—	567	734	—
Total impaired loans without a specific allowance	$59,927	$62,587	$—	$45,393	$47,320	$—

Loans with a specific allowance
Construction and Land Development	$526	$572	$78	$1,536	$1,573	$122
Commercial Real Estate - Owner Occupied	820	830	74	1,161	1,161	94
Commercial Real Estate - Non-Owner Occupied	83	83	1	—	—	—
Commercial & Industrial	2,074	2,113	60	1,295	1,319	128
Residential 1-4 Family - Commercial	909	921	30	1,062	1,068	35
Residential 1-4 Family - Mortgage	3,279	3,532	88	1,953	2,070	36
Auto	740	900	3	413	577	2
HELOC	936	1,053	167	464	535	51
Consumer and all other(1)	159	298	1	204	309	35
Total impaired loans with a specific allowance	$9,526	$10,302	$502	$8,088	$8,612	$503
Total impaired loans	$69,453	$72,889	$502	$53,481	$55,932	$503
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans, by segment for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$12,326	$74	$17,179	$139
Commercial Real Estate - Owner Occupied	17,112	160	6,793	64
Commercial Real Estate - Non-Owner Occupied	7,904	61	11,540	108
Commercial & Industrial	4,933	45	6,830	36
Residential 1-4 Family - Commercial	6,618	56	5,251	43
Residential 1-4 Family - Mortgage	16,529	77	7,796	30
Auto	836	5	477	1
HELOC	4,784	32	2,366	4
Consumer and all other(1)	764	7	303	—
Total impaired loans	$71,806	$517	$58,535	$425
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the three months ended March 31, 2018, the recorded investment in TDRs prior to modifications was not materially impacted by the modification.

The following table provides a summary, by segment, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018			December 31, 2017
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Construction and Land Development	3	$1,658	$—	7	$2,803	$—
Commercial Real Estate - Owner Occupied	8	3,010	—	5	2,221	—
Commercial Real Estate - Non-Owner Occupied	2	571	—	2	715	—
Commercial & Industrial	4	876	—	12	2,057	—
Residential 1-4 Family - Commercial	17	1,189	—	16	1,048	—
Residential 1-4 Family - Mortgage	27	5,478	—	24	5,194	—
HELOC	1	20	—	1	20	—
Consumer and all other (1)	1	490	—	1	495	—
Total performing	63	$13,292	$—	68	$14,553	$—
Nonperforming
Construction and Land Development	3	$1,175	$—	2	$702	$—
Commercial Real Estate - Owner Occupied	2	128	—	2	134	—
Commercial & Industrial	10	1,116	—	2	108	—
Residential 1-4 Family - Commercial	5	535	—	5	558	—
Residential 1-4 Family - Mortgage	7	1,249	—	7	1,264	—
HELOC	1	60	—	1	59	—
Consumer and all other (1)	1	21	—	1	24	—
Total nonperforming	29	$4,284	$—	20	$2,849	$—
Total performing and nonperforming	92	$17,576	$—	88	$17,402	$—
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. The following table shows, by segment and modification type, TDRs that occurred during the three months ended March 31, 2018 and 2017 and TDRs that were identified by the Company as going into default during the period shown that were restructured in the prior twelve-month period (dollars in thousands):

	All Restructurings				Restructurings with Payment Default
	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017		Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Modified to interest only, at a market rate
Commercial & Industrial	—	$—	5	$661	—	$—	—	$—
Total interest only at market rate of interest	—	$—	5	$661	—	$—	—	$—

Term modification, at a market rate
Construction and Land Development	—	$—	—	$—	2	$1,015	—	$—
Commercial Real Estate - Owner Occupied	3	811	—	—	—	—	—	—
Commercial Real Estate - Non-Owner Occupied	—	—	2	1,637	—	—	—	—
Commercial & Industrial	—	—	2	836	—	—	—	—
Residential 1-4 Family - Commercial	1	152	1	207	1	60	—	—
Residential 1-4 Family - Mortgage	1	140	2	173	—	—	—	—
Total loan term extended at a market rate	5	$1,103	7	$2,853	3	$1,075	—	$—

Term modification, below market rate
Commercial & Industrial	—	$—	2	$128	—	$—	—	$—
Residential 1-4 Family - Commercial	—	—	2	87	—	—	—	—
Residential 1-4 Family - Mortgage	2	164	2	778	—	—	—	—
Total loan term extended at a below market rate	2	$164	6	$993	—	$—	—	$—

Total	7	$1,267	18	$4,507	3	$1,075	—	$—

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by segment for the three months ended and as of March 31, 2018. The table below includes the provision for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$9,709	$226	$(6)	$287	$10,216
Commercial Real Estate - Owner Occupied	2,931	109	(125)	1,057	3,972
Commercial Real Estate - Non-Owner Occupied	7,544	4	(94)	(353)	7,101
Multifamily Real Estate	1,092	5	—	290	1,387
Commercial & Industrial	4,552	186	(206)	1,162	5,694
Residential 1-4 Family - Commercial	4,437	52	(10)	(1,787)	2,692
Residential 1-4 Family - Mortgage	1,524	153	(100)	638	2,215
Auto	975	88	(168)	125	1,020
HELOC	1,360	276	(84)	(81)	1,471
Consumer and all other(1)	4,084	381	(1,766)	2,162	4,861
Total	$38,208	$1,480	$(2,559)	$3,500	$40,629
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$12,178	$78	$1,226,816	$10,138	$10,202	$—	$1,249,196	$10,216
Commercial Real Estate - Owner Occupied	16,786	74	1,236,543	3,898	25,826	—	1,279,155	3,972
Commercial Real Estate - Non-Owner Occupied	7,628	1	2,203,241	7,100	19,594	—	2,230,463	7,101
Multifamily Real Estate	—	—	544,140	1,387	3,380	—	547,520	1,387
Commercial & Industrial	4,387	60	1,118,456	5,634	2,890	—	1,125,733	5,694
Residential 1-4 Family - Commercial	6,368	30	693,466	2,662	14,826	—	714,660	2,692
Residential 1-4 Family - Mortgage	16,189	88	567,648	2,127	20,517	—	604,354	2,215
Auto	740	3	287,335	1,017	14	—	288,089	1,020
HELOC	4,433	167	635,767	1,304	1,884	—	642,084	1,471
Consumer and all other(1)	744	1	1,119,997	4,860	3,728	—	1,124,469	4,861
Total loans held for investment, net	$69,453	$502	$9,633,409	$40,127	$102,861	$—	$9,805,723	$40,629
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

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

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$10,055	$37	$(45)	$(496)	$9,551
Commercial Real Estate - Owner Occupied	3,801	20	—	(600)	3,221
Commercial Real Estate - Non-Owner Occupied	6,622	—	—	640	7,262
Multifamily Real Estate	1,236	—	—	198	1,434
Commercial & Industrial	4,627	139	(241)	754	5,279
Residential 1-4 Family - Commercial	3,698	91	(70)	132	3,851
Residential 1-4 Family - Mortgage	2,701	37	(65)	95	2,768
Auto	946	108	(248)	139	945
HELOC	1,328	88	(194)	47	1,269
Consumer and all other(1)	2,178	325	(770)	1,101	2,834
Total	$37,192	$845	$(1,633)	$2,010	$38,414
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$17,301	$729	$750,210	$8,822	$2,776	$—	$770,287	$9,551
Commercial Real Estate - Owner Occupied	6,759	3	845,601	3,218	18,199	—	870,559	3,221
Commercial Real Estate - Non-Owner Occupied	11,516	745	1,603,526	6,517	16,725	—	1,631,767	7,262
Multifamily Real Estate	—	—	351,711	1,434	2,058	—	353,769	1,434
Commercial & Industrial	6,100	617	569,734	4,662	733	—	576,567	5,279
Residential 1-4 Family - Commercial	5,120	112	563,502	3,739	11,946	—	580,568	3,851
Residential 1-4 Family - Mortgage	7,664	281	465,243	2,487	3,964	—	476,871	2,768
Auto	393	1	271,073	944	—	—	271,466	945
HELOC	2,200	20	524,507	1,249	1,156	—	527,863	1,269
Consumer and all other(1)	302	7	493,814	2,827	213	—	494,329	2,834
Total loans held for investment, net	$57,355	$2,515	$6,438,921	$35,899	$57,770	$—	$6,554,046	$38,414
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

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

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of March 31, 2018 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,160,775	$67,489	$10,730	$—	$1,238,994
Commercial Real Estate - Owner Occupied	1,180,445	57,927	14,957	—	1,253,329
Commercial Real Estate - Non-Owner Occupied	2,178,842	24,579	7,448	—	2,210,869
Multifamily Real Estate	532,643	11,497	—	—	544,140
Commercial & Industrial	1,076,460	42,852	3,531	—	1,122,843
Residential 1-4 Family - Commercial	677,693	17,688	4,453	—	699,834
Residential 1-4 Family - Mortgage	563,869	11,893	8,075	—	583,837
Auto	284,933	2,552	579	11	288,075
HELOC	620,155	16,992	3,053	—	640,200
Consumer and all other(1)	1,115,732	4,304	697	8	1,120,741
Total	$9,391,547	$257,773	$53,523	$19	$9,702,862
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of December 31, 2017 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$869,111	$62,517	$14,325	$—	$945,953
Commercial Real Estate - Owner Occupied	872,130	52,268	4,745	—	929,143
Commercial Real Estate - Non-Owner Occupied	1,681,314	19,899	5,836	—	1,707,049
Multifamily Real Estate	349,625	7,374	—	—	356,999
Commercial & Industrial	595,923	13,533	2,159	—	611,615
Residential 1-4 Family - Commercial	587,169	12,117	3,650	45	602,981
Residential 1-4 Family - Mortgage	470,646	7,190	1,642	2,479	481,957
Auto	278,063	4,131	119	161	282,474
HELOC	531,358	3,867	857	489	536,571
Consumer and all other(1)	645,187	1,758	781	63	647,789
Total	$6,880,526	$184,654	$34,114	$3,237	$7,102,531
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of March 31, 2018 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,410	$6,498	$2,294	$—	$10,202
Commercial Real Estate - Owner Occupied	6,788	11,261	7,777	—	25,826
Commercial Real Estate - Non-Owner Occupied	3,065	10,689	5,840	—	19,594
Multifamily Real Estate	—	81	3,299	—	3,380
Commercial & Industrial	1,707	842	341	—	2,890
Residential 1-4 Family - Commercial	5,771	5,746	3,309	—	14,826
Residential 1-4 Family - Mortgage	2,712	10,142	7,455	208	20,517
Auto	—	14	—	—	14
HELOC	719	362	592	211	1,884
Consumer and all other(1)	970	2,493	265	—	3,728
Total	$23,142	$48,128	$31,172	$419	$102,861
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of December 31, 2017 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,462	$1,260	$116	$—	$2,838
Commercial Real Estate - Owner Occupied	4,958	7,486	2,346	—	14,790
Commercial Real Estate - Non-Owner Occupied	3,920	1,394	1,296	—	6,610
Multifamily Real Estate	—	80	—	—	80
Commercial & Industrial	85	123	200	—	408
Residential 1-4 Family - Commercial	5,234	2,877	1,303	—	9,414
Residential 1-4 Family - Mortgage	2,764	329	71	569	3,733
HELOC	446	291	94	119	950
Consumer and all other(1)	148	41	9	—	198
Total	$19,017	$13,881	$5,435	$688	$39,021
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$14,563	$19,739
Additions	12,225	—
Accretion	(2,144)	(1,511)
Reclass of nonaccretable difference due to changes in expected cash flows	(35)	1,680
Other, net (1)	293	(908)
Balance at end of period	$24,902	$19,000

(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $102.9 million at March 31, 2018 and $39.0 million at December 31, 2017. The outstanding balance of the Company’s PCI loan portfolio totaled $124.5 million at March 31, 2018 and $47.9 million at December 31, 2017. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $2.9 billion at March 31, 2018 and $892.4 million at December 31, 2017; the remaining discount on these loans totaled $44.8 million at March 31, 2018 and $13.7 million at December 31, 2017.

5. INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangibles are being amortized over the period of expected benefit, which ranges from 4 to 14 years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 10 years, using a straight-line method. On January 1, 2018, the Company completed its acquisition of Xenith and acquired core deposit intangibles of $38.5 million and recorded goodwill in the amount of $425.6 million. See Note 2 "Acquisitions" for additional information.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2017 and determined that there was no impairment to its goodwill or intangible assets.

Amortization expense of intangibles for the three months ended March 31, 2018 and 2017 totaled $3.2 million and $1.6 million, respectively. As of March 31, 2018, the estimated remaining amortization expense of intangibles is as follows (dollars in thousands):

For the remaining nine months of 2018	$8,787
For the year ending December 31, 2019	10,143
For the year ending December 31, 2020	8,291
For the year ending December 31, 2021	6,500
For the year ending December 31, 2022	4,927
Thereafter	11,444
Total estimated amortization expense	$50,092

6. BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Securities sold under agreements to repurchase	$31,593	$49,152
Other short-term borrowings (1)	1,022,000	745,000
Total short-term borrowings	$1,053,593	$794,152

Maximum month-end outstanding balance	$1,207,206	$794,152
Average outstanding balance during the period	1,133,603	602,553
Average interest rate (during the period)	1.52%	1.00%
Average interest rate at end of period	1.64%	1.32%
(1) As of March 31, 2018 and December 31, 2017, all other short-term borrowings were FHLB advances.

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $227.0 million at both March 31, 2018 and December 31, 2017. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both March 31, 2018 and December 31, 2017. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $3.9 billion and $2.7 billion at March 31, 2018 and December 31, 2017, respectively.

Long-term Borrowings

In connection with several previous bank acquisitions, the Company issued and acquired trust preferred capital notes of $58.5 million and $32.0 million, respectively. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired trust preferred capital notes totaling $55.0 million with a fair value discount of $9.9 million. The remaining fair value discount on all acquired trust preferred capital notes was $16.2 million at March 31, 2018. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Trust Preferred Capital Securities (1)	Investment (1)	Spread to 3-Month LIBOR	Rate (2)	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	5.06%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	3.71%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	5.04%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	5.41%	6/26/2033
Gateway Capital Statutory Trust I	8,000,000	248,000	3.10%	5.41%	9/17/2033
Gateway Capital Statutory Trust II	7,000,000	217,000	2.65%	4.96%	6/17/2034
Gateway Capital Statutory Trust III	15,000,000	464,000	1.50%	3.81%	5/30/2036
Gateway Capital Statutory Trust IV	25,000,000	774,000	1.55%	3.86%	7/30/2037
Total	$145,500,000	$4,504,000
(1) The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company's junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company's investment in the trusts is reported in "Other Assets" on the Consolidated Balance Sheets.
(2) Rate as of March 31, 2018.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with an initial fixed interest rate of 5.00% through December 15, 2021. The interest rate then changes to a floating rate of LIBOR plus 3.175% through its maturity date on December 15, 2026. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired $8.5 million of subordinated notes with a fair value premium of $259,000, which was $233,000 at March 31, 2018. The acquired subordinated notes have a fixed interest rate of 6.75% and a maturity date of June 30, 2025. At March 31, 2018 and December 31, 2017, the carrying value of all subordinated notes was $158.5 million and $150.0 million, respectively, with a remaining issuance discount of $1.7 million and $1.8 million, respectively. The subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings on the Company’s Consolidated Balance Sheets. In accordance with ASC 470-50, Modifications and Extinguishments, the Company is amortizing this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings on the Company’s Consolidated Statements of Income. Amortization expense for the three months ended March 31, 2018 and 2017 was $481,000 and $470,000, respectively.

In connection with an acquisition in 2014, the Company assumed $70.0 million in long-term borrowings with the FHLB of which there is $10.0 million remaining at March 31, 2018 that had a remaining fair value premium of $74,000.

As of March 31, 2018, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	2.75%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	2.76%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	2.76%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	2.76%	11/23/2022	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
Fixed Rate Hybrid	—	1.58%	5/18/2020	20,000
				$200,000
(1) Interest rates calculated using non-rounded numbers.

As of December 31, 2017, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	2.13%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	2.15%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	2.15%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	2.15%	11/23/2022	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
Fixed Rate Hybrid	—	1.58%	5/18/2020	20,000
				$200,000
(1) Interest rates calculated using non-rounded numbers.

For information on the carrying value of loans and securities pledged as collateral on FHLB advances as of March 31, 2018 and December 31, 2017, refer to Note 7 "Commitments and Contingencies".

As of March 31, 2018, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount) (1)	Prepayment Penalty	Total Long-term Borrowings
For the remaining nine months of 2018	$—	$—	$40,000	$(559)	$(1,489)	$37,952
2019	—	—	—	(862)	(2,018)	(2,880)
2020	—	—	20,000	(935)	(2,074)	16,991
2021	—	—	—	(1,006)	(2,119)	(3,125)
2022	—	—	140,000	(1,029)	(1,707)	137,264
Thereafter	150,004	158,500	—	(13,273)	—	295,231
Total long-term borrowings	$150,004	$158,500	$200,000	$(17,664)	$(9,407)	$481,433
(1) Includes discount on issued subordinated notes.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss rates, current economic conditions, risk ratings, and past due status among other factors in the consideration of whether credit losses are inherent in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve that includes balances relating to mortgage loans previously sold based on historical statistics and loss rates. As of March 31, 2018 and December 31, 2017, the Company's reserves for off-balance sheet credit risk and indemnification were $1.6 million and $795,000, respectively, and are reported as a component of "Other Liabilities" on the Company's Consolidated Balance Sheets.

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

The following table presents the balances of commitments and contingencies (dollars in thousands):

	March 31, 2018	December 31, 2017
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$2,926,208	$2,192,812
Standby letters of credit	155,826	127,435
Total commitments with off-balance sheet risk	$3,082,034	$2,320,247

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the period ended March 31, 2018, the aggregate amount of daily average required reserves was approximately $162.6 million and was satisfied by vault cash holdings and deposits maintained with the Federal Reserve Bank.

As of March 31, 2018, the Company had approximately $51.9 million in deposits in other financial institutions, of which $13.3 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $36.4 million in deposits in other financial institutions that were uninsured at March 31, 2018. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 8 “Derivatives” for additional information.

As part of the Company's liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at March 31, 2018 and December 31, 2017 (dollars in thousands):

	Pledged Assets as of March 31, 2018
	Cash	AFS Securities (1)	HTM Securities (1)	Loans (2)	Total
Public deposits	$—	$289,698	$194,042	$—	$483,740
Repurchase agreements	—	74,441	—	—	74,441
FHLB advances	—	754	—	2,585,329	2,586,083
Derivatives	13,316	2,590	—	—	15,906
Other purposes	—	25,461	—	—	25,461
Total pledged assets	$13,316	$392,944	$194,042	$2,585,329	$3,185,631
(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2017
	Cash	AFS Securities (1)	HTM Securities (1)	Loans (2)	Total
Public deposits	$—	$242,472	$197,482	$—	$439,954
Repurchase agreements	—	77,942	—	—	77,942
FHLB advances	—	878	—	2,390,509	2,391,387
Derivatives	23,870	3,656	—	—	27,526
Other purposes	—	15,043	—	—	15,043
Total pledged assets	$23,870	$339,991	$197,482	$2,390,509	$2,951,852

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
All swaps entered into with counterparties met the Company’s credit standards, and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant.
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
On June 13, 2016, the Company terminated three interest rate swaps designated as cash flow hedges prior to their respective maturity dates. The unrealized gain of $1.3 million within Accumulated Other Comprehensive Income will be reclassified into earnings over a three year period, the term of the hedged item, using the effective interest method. The estimated net amount of gains expected to be reclassified into earnings by March 31, 2019 is $405,000.
Fair Value Hedge
Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates. During the normal course of business, the Company enters into interest rate swaps to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At March 31, 2018 and December 31, 2017, the aggregate notional amount of the related hedged items totaled $80.0 million and $81.0 million, respectively, and the fair value of the related hedged items was an unrealized loss of $3.1 million and $1.2 million, respectively.
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

The following table summarizes key elements of the Company’s derivative instruments as of March 31, 2018 and December 31, 2017, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	March 31, 2018			December 31, 2017
		Derivative (2)			Derivative (2)
	Notional or Contractual Amount (1)	Assets	Liabilities	Notional or Contractual Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$152,500	$—	$5,063	$152,500	$49	$8,005
Fair value hedges	79,963	3,468	—	80,973	1,598	76
Derivatives not designated as accounting hedges:
Loan Swaps
Pay fixed - receive floating interest rate swaps	704,424	13,368	2,641	529,736	—	1,350
Pay floating - receive fixed interest rate swaps	704,424	2,641	13,368	529,736	1,350	—
Other contracts:
Interest rate lock commitments	47,949	828	—	34,314	559	—
Best efforts forward delivery commitments	75,011	—	22	73,777	12	—

(1) Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
(2) Balances represent fair value of derivative financial instruments.

For information regarding collateral pledged on derivative instruments, see Note 7 “Commitments and Contingencies.”

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2018 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2017	$1,874	$2,705	$(4,361)	$(1,102)	$(884)
Other comprehensive income (loss)	(13,191)	—	1,964	—	(11,227)
Amounts reclassified from accumulated other comprehensive income	(168)	(299)	249	19	(199)
Net current period other comprehensive income (loss)	(13,359)	(299)	2,213	19	(11,426)
Balance - March 31, 2018	$(11,485)	$2,406	$(2,148)	$(1,083)	$(12,310)

The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2017 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2016	$(542)	$3,377	$(5,179)	$(1,465)	$(3,809)
Other comprehensive income (loss)	3,637	—	(31)	—	3,606
Amounts reclassified from accumulated other comprehensive income	(313)	(184)	180	$109	(208)
Net current period other comprehensive income (loss)	3,324	(184)	149	109	3,398
Balance - March 31, 2017	$2,782	$3,193	$(5,030)	$(1,356)	$(411)

Reclassifications of unrealized gains (losses) on available for sale securities are reported on the Company’s Consolidated Statements of Income as “Gains on securities transactions, net” with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $213,000 and $481,000 for the three months ended March 31, 2018 and 2017, respectively, related to the sale of securities. The tax effects of these transactions during the three months ended March 31, 2018 and 2017 were $45,000 and $168,000, respectively, which amounts were included as a component of income tax expense.

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer. Reclassifications of the unrealized gains on transferred securities are reported over time as accretion within interest income on the Company's Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company recorded accretion of $379,000 and $283,000 for the three months ended March 31, 2018 and 2017, respectively. The tax effect of these transactions during the three months ended March 31, 2018 and 2017 were $80,000 and $99,000, respectively, which were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $315,000 and $277,000 for the three months ended March 31, 2018 and 2017, respectively. The tax effects of these transactions during the three months ended March 31, 2018 and 2017 were $66,000 and $97,000, respectively, which were included as a component of income tax expense.

Reclassifications of unrealized losses on BOLI are reported in salaries and benefits expense on the Company's Consolidated Statements of Income. The Company reported expenses of $19,000 and $109,000 for the three months ended March 31, 2018 and 2017, respectively.

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

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale, as well as best effort forward delivery commitments to mitigate interest rate risk; these instruments are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. This value, however, is adjusted by a pull-through rate, which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments, while a decrease in the pull-through rate will result in a negative fair value adjustment. The Company’s weighted average pull-through rate was approximately 80% as of March 31, 2018 and December 31, 2017. The interest rate lock commitments are recorded as a component of “Other Assets” on the Company’s Consolidated Balance Sheets.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2018 and December 31, 2017.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 (dollars in thousands):

	Fair Value Measurements at March 31, 2018 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$364,639	$—	$364,639
Corporate and other bonds	—	123,140	—	123,140
Mortgage-backed securities	—	754,412	—	754,412
Other securities	—	10,988	—	10,988
Loans held for sale	—	27,727	—	27,727
Derivatives:
Interest rate swap	—	16,009	—	16,009
Fair value hedges	—	3,468	—	3,468
Interest rate lock commitments	—	—	828	828

LIABILITIES
Derivatives:
Interest rate swap	$—	$16,009	$—	$16,009
Cash flow hedges	—	5,063	—	5,063
Best efforts forward delivery commitments	—	—	22	22

	Fair Value Measurements at December 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$301,824	$—	$301,824
Corporate and other bonds	—	113,880	—	113,880
Mortgage-backed securities	—	548,858	—	548,858
Other securities	—	9,660	—	9,660
Loans held for sale	—	40,662	—	40,662
Derivatives:
Interest rate swap	—	1,350	—	1,350
Cash flow hedges	—	49	—	49
Fair value hedges	—	1,598	—	1,598
Interest rate lock commitments	—	—	559	559
Best efforts forward delivery commitments	—	—	12	12

LIABILITIES
Derivatives:
Interest rate swap	$—	$1,350	$—	$1,350
Cash flow hedges	—	8,005	—	8,005
Fair value hedges	—	76	—	76

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

Impaired loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). At March 31, 2018 and December 31, 2017, the Level 3 weighted average adjustments related to impaired loans were 1.3% and 3.0%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Other real estate owned
OREO is evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Fair values of OREO are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. At March 31, 2018 and December 31, 2017, the Level 3 weighted average adjustments related to OREO were approximately 18.8% and 22.5%, respectively.

Total valuation expenses related to OREO properties for the three months ended March 31, 2018 and 2017 totaled $759,000 and $238,000, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017 (dollars in thousands):

	Fair Value Measurements at March 31, 2018 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$2,685	$2,685
OREO	—	—	10,099	10,099

	Fair Value Measurements at December 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$3,229	$3,229
OREO	—	—	6,636	6,636

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2018 and December 31, 2017.

Loans
With the adoption of ASU No. 2016-01 during the first quarter of 2018, the fair value of loans at March 31, 2018 were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans. At December 31, 2017, the fair value of performing loans were estimated by discounting expected future cash flows using a yield curve that is constructed by adding a loan spread to a market yield curve. Loan spreads are based on spreads currently observed in the market for loans of similar type and structure. Fair value for impaired loans and their respective level within the fair value hierarchy are described in the previous disclosure related to fair value measurements of assets that are measured on a nonrecurring basis.

Bank-owned life insurance
The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.

Deposits
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. With the adoption of ASU No. 2016-01 during the first quarter of 2018, the fair value of certificates of deposits at March 31, 2018 were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period. At December 31, 2017, the fair value of certificates of deposit was estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowings
The carrying value of the Company’s repurchase agreements is a reasonable estimate of fair value. With the adoption of ASU No. 2016-01 during the first quarter of 2018, subordinated debt and trust preferred cash flows at March 31, 2018 are forecasted at the stated coupon rate and discounted back to the measurement date using the prevailing market rate. The prevailing market rate is based on implied market yields for recently issued debt with similar durations by institutions of similar size. Other borrowings, including subordinated debt and trust preferred at December 31, 2017 are discounted using the current yield curve for the same type of borrowing. For borrowings with embedded optionality, a third party source is used to value the instrument. The Company validates all third party valuations for borrowings with optionality using Bloomberg Valuation Service’s derivative pricing functions.

Accrued interest
The carrying amounts of accrued interest approximate fair value.

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2018 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$342,463	$342,463	$—	$—	$342,463
Securities available for sale	1,253,179	—	1,253,179	—	1,253,179
Held to maturity securities	198,733	—	199,904	—	199,904
Restricted stock	105,261	—	105,261	—	105,261
Loans held for sale	27,727	—	27,727	—	27,727
Net loans	9,765,094	—	—	9,668,738	9,668,738
Derivatives:
Interest rate swap	16,009	—	16,009	—	16,009
Fair value hedge	3,468	—	3,468	—	3,468
Interest rate lock commitments	828	—	—	828	828
Accrued interest receivable	35,329	—	35,329	—	35,329
BOLI	258,381	—	258,381	—	258,381

LIABILITIES
Deposits	$9,677,955	$—	$9,698,797	$—	$9,698,797
Borrowings	1,535,026	—	1,521,524	—	1,521,524
Accrued interest payable	5,638	—	5,638	—	5,638
Derivatives:
Interest rate swap	16,009	—	16,009	—	16,009
Cash flow hedges	5,063	—	5,063	—	5,063
Best efforts forward delivery commitments	22	—	—	22	22

		Fair Value Measurements at December 31, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$199,373	$199,373	$—	$—	$199,373
Securities available for sale	974,222	—	974,222	—	974,222
Held to maturity securities	199,639	—	203,483	—	203,483
Restricted stock	75,283	—	75,283	—	75,283
Loans held for sale	40,662	—	40,662	—	40,662
Net loans	7,103,344	—	—	7,117,593	7,117,593
Derivatives:
Interest rate swap	1,350	—	1,350	—	1,350
Cash flow hedges	49	—	49	—	49
Fair value hedges	1,598	—	1,598	—	1,598
Interest rate lock commitments	559	—	—	559	559
Best efforts forward delivery commitments	12	—	—	12	12
Accrued interest receivable	26,427	—	26,427	—	26,427
BOLI	182,854	—	182,854	—	182,854

LIABILITIES
Deposits	$6,991,718	$—	$6,977,845	$—	$6,977,845
Borrowings	1,219,414	—	1,198,645	—	1,198,645
Accrued interest payable	2,538	—	2,538	—	2,538
Derivatives:
Interest rate swap	1,350	—	1,350	—	1,350
Cash flow hedges	8,005	—	8,005	—	8,005
Fair value hedges	76	—	76	—	76

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

11. REVENUE

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (“Topic 606” or the “Standard”), and all subsequent amendments to the ASU. Using Topic 606 guidelines and other authoritative guidance, the Company concluded that the Standard applies to noninterest income excluding out of scope revenue such as mortgage banking income, gains on securities transactions, and trading revenue (i.e., derivatives). Additionally, the reporting Standard only applies to the community bank segment.

Public entities are required to disclose (1) revenue disaggregated into categories that show how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors; (2) contract balances; (3) a description of when performance obligations are satisfied and (4) significant judgments made in evaluating when a customer obtains control of promised goods or services for performance obligations satisfied at a point in time.

The majority of the Company’s noninterest income comes from short term contracts associated with fees for services provided on deposit accounts, credit cards, and wealth management accounts and is being accounted for in accordance with Topic 606. Typically the duration of a contract does not extend beyond the services performed; therefore the Company concluded that discussion regarding contract balances is immaterial. Additionally, due to the short duration of most customer contracts the revenue from which constitutes noninterest income, the Company will not need to make many judgments that would affect the amount and timing of revenue.

The Company’s performance obligations on revenue from interchange fees and deposit accounts are generally satisfied immediately, when the transaction occurs or by month-end. Performance obligations on revenue from fiduciary and asset management fees are generally satisfied monthly or quarterly. For a majority of fee income on deposit accounts the Company is a principal controlling the promised good or service before transferring it to the customer. However, for income related to most wealth management income, the Company is an agent responsible for arranging for the provision of goods and services by another party.

Noninterest income disaggregated by major source, for the three months ended March 31, 2018 and 2017, consisted of the following (dollars in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Noninterest income:
Deposit Service Charges (1):
Overdraft fees, net	$4,820	$3,731
Maintenance fees & other	1,074	785
Other service charges and fees (1)	1,233	1,139
Interchange fees, net (1)	4,489	3,582
Fiduciary and asset management fees (1):
Trust asset management fees	1,345	1,268
Registered advisor management fees, net	720	670
Brokerage management fees, net	991	856
Mortgage banking income, net	2,041	2,025
Gains on securities transactions, net	213	481
Bank owned life insurance income	1,667	2,125
Loan-related interest rate swap fees	718	1,180
Other operating income (2)	2,998	997
Total noninterest income	$22,309	$18,839

(1) Income within scope of ASC 606.
(2) Income within the scope of ASC 606 of $707,000 and $561,000 for the three months ended, March 31, 2018 and 2017, respectively. The remaining balancing is outside the scope of ASC 606.

12. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards and warrants.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2018 and 2017 (dollars in thousands except per share data):

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three months ended March 31, 2018
Basic	$16,639	65,555	$0.25
Effect of dilutive stock awards and warrants	—	81	—
Diluted	$16,639	65,636	$0.25
Three months ended March 31, 2017
Basic	$19,124	43,654	$0.44
Add: potentially dilutive common shares - stock awards	—	72	—
Diluted	$19,124	43,726	$0.44

13. SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank segment and a mortgage loan origination business segment. The community bank segment includes one subsidiary bank, the Bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 150 retail locations throughout Virginia and in portions of Maryland and North Carolina as of March 31, 2018. The mortgage segment includes UMG, which provides a variety of mortgage loan products principally in Virginia, North Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which serves to mitigate the Company’s exposure to interest rate risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest. The interest rate on the warehouse line of credit for the three months ended March 31, 2018 and 2017 was the three month LIBOR rate plus 0.15% with no floor. These transactions are eliminated in the consolidation process.

A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2018 and 2017 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
SEGMENT FINANCIAL INFORMATION

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended March 31, 2018
Net interest income	$103,314	$433	$—	$103,747
Provision for credit losses	3,524	(24)	—	3,500
Net interest income after provision for credit losses	99,790	457	—	100,247
Noninterest income	20,157	2,278	(126)	22,309
Noninterest expenses	101,669	2,465	(126)	104,008
Income before income taxes	18,278	270	—	18,548
Income tax expense	1,847	62	—	1,909
Net income	$16,431	$208	$—	$16,639
Total assets	$13,140,316	$100,587	$(91,611)	$13,149,292

Three Months Ended March 31, 2017
Net interest income	$66,234	$333	$—	$66,567
Provision for credit losses	2,104	18	—	2,122
Net interest income after provision for credit losses	64,130	315	—	64,445
Noninterest income	16,757	2,223	(141)	18,839
Noninterest expenses	55,014	2,522	(141)	57,395
Income before income taxes	25,873	16	—	25,889
Income tax expense	6,753	12	—	6,765
Net income	$19,120	$4	$—	$19,124
Total assets	$8,660,987	$76,818	$(67,885)	$8,669,920

14. SUBSEQUENT EVENTS

On April 1, 2018, the Bank completed its acquisition of DHFB, a Roanoke, Virginia based investment advisory firm with approximately $600 million in assets under management and advisement. DHFB will operate as a subsidiary of the Bank.

On April 12, 2018, the Bank announced its subsidiary ODCM entered into an agreement to acquire Outfitter Advisors, Inc., a McLean, Virginia based registered investment advisory firm with approximately $400 million in assets under management and advisement.

Review Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Union Bankshares Corporation (the “Company”) as of March 31, 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 27, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Ernst & Young LLP

Richmond, Virginia
May 9, 2018

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2017 Form 10-K, including management’s discussion and analysis. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact, are based on certain assumptions as of the time they are made, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any projected future results, performance, or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

•
the possibility that any of the anticipated benefits of the acquisition of Xenith will not be realized or will not be realized within the expected time period, the businesses of the Company and Xenith may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, the expected revenue synergies and cost savings from the acquisition may not be fully realized or realized within the expected time frame, revenues following the acquisition may be lower than expected, or customer and employee relationships and business operations may be disrupted by the acquisition,

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

More information on risk factors that could affect the Company’s forward-looking statements is available on the Company’s website, http://investors.bankatunion.com, or the Company's Annual Report on Form 10-K for the year ended December 31, 2017, this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and other reports filed with the SEC. The information on the Company’s website is not a part of this Form 10-Q. All risk factors and uncertainties described in those documents should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

The critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, acquired loans, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of the Company’s 2017 Form 10-K.

The Company provides additional information on its critical accounting policies and estimates listed above under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in its 2017 Form 10-K.

ABOUT UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Union Bankshares Corporation (NASDAQ: UBSH) is the holding company for Union Bank & Trust, which has 150 branches, 39 of which are operated as Xenith Bank, a division of Union Bank & Trust of Richmond, Virginia, and approximately 216 ATMs located throughout Virginia and in portions of Maryland and North Carolina. Union Bank & Trust also operates Shore Premier Finance, a specialty marine lender. Non-bank affiliates of the holding company include: Union Mortgage Group, Inc., which provides a full line of mortgage products, Old Dominion Capital Management, Inc. and Dixon, Hubard, Feinour, & Brown, Inc., which both provide investment advisory services, and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH. Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of or incorporated into this report.

RESULTS OF OPERATIONS

Executive Overview

On January 1, 2018, the Company completed the acquisition of Xenith, a bank holding company based in Richmond, Virginia. The Company's first quarter results for 2018 include the financial results of Xenith.

Net Income & Performance Metrics

•
The Company reported net income of $16.6 million and earnings per share of $0.25 for the quarter ended March 31, 2018 compared to net income of $19.1 million and earnings per share of $0.44 for the quarter ended March 31, 2017.

•
The Company's net operating earnings(1), which excluded after-tax merger-related costs of $22.2 million, were $38.9 million and operating earnings per share(1) were $0.59 for the quarter ended March 31, 2018.

•	ROA was 0.52% for the first quarter of 2018 compared to 0.92% for the first quarter of 2017; operating ROA(1) was 1.21% for the first quarter of 2018.

•	ROE was 3.70% for the first quarter of 2018 compared to 7.68% for the first quarter of 2017; operating ROE(1) was 8.64% for the first quarter of 2018.

•	ROTCE(1) was 6.43% for the first quarter of 2018 compared to 11.20% for the first quarter of 2017; operating ROTCE(1) was 15.03% for the first quarter of 2018.

Segment Results

•
The Company's community bank segment reported net income of $16.4 million, or $0.25 per share, for the first quarter of 2018 compared to $19.1 million, or $0.44 per share, for the first quarter of 2017. Net operating earnings(1) for the community bank segment were $38.7 million, or $0.59 per share, for the first quarter of 2018.

•	The Company's mortgage segment reported net income of $208,000 for the first quarter of 2018 compared to $4,000 for the first quarter of 2017.

Balance Sheet

•
Loans held for investment, net of deferred fees and costs, were $9.8 billion at March 31, 2018, an increase of $2.7 billion, or 37.3%, from December 31, 2017. On a pro forma basis, including Xenith loans, loans held for investment grew $205.2 million, or 8.7% (annualized), from January 1, 2018.

•
Total deposits were $9.7 billion at March 31, 2018, an increase of $2.7 billion, or 38.4%, from December 31, 2017. On a pro forma basis, including Xenith deposits, deposits grew $136.6 million, or 5.8% (annualized) from January 1, 2018.

(1) For a reconciliation of the non-GAAP financial measures, including the non-GAAP operating measures that exclude merger-related costs unrelated to the Company's normal operations, refer to “Non-GAAP Measures” section within this Item 2 of this Form 10-Q. Such costs were not incurred during the first quarter of 2017; thus each of these operating measures is equivalent to the corresponding GAAP financial measure for the three months ended March 31, 2017.

Net Interest Income

	For the Three Months Ended March 31,
	2018	2017	Change
	(Dollars in thousands)
Average interest-earning assets	$11,475,099	$7,660,937	$3,814,162
Interest income	$124,654	$76,640	$48,014
Interest income (FTE) (1)	$126,217	$79,180	$47,037
Yield on interest-earning assets	4.41%	4.05%	36	bps
Yield on interest-earning assets (FTE) (1)	4.46%	4.19%	27	bps
Average interest-bearing liabilities	$9,104,584	$5,999,960	$3,104,624
Interest expense	$20,907	$10,073	$10,834
Cost of interest-bearing liabilities	0.93%	0.68%	25	bps
Cost of funds	0.74%	0.53%	21	bps
Net interest income	$103,747	$66,567	$37,180
Net interest income (FTE) (1)	$105,310	$69,107	$36,203
Net interest margin	3.67%	3.52%	15	bps
Net interest margin (FTE) (1)	3.72%	3.66%	6	bps
(1) Refer to the “Non-GAAP Measures” section within this Item 2 of this Form 10-Q for more information about this non-GAAP financial measure.

For the first quarter of 2018, net interest income was $103.7 million, an increase of $37.2 million from the first quarter of 2017. For the first quarter of 2018, tax-equivalent net interest income was $105.3 million, an increase of $36.2 million from the first quarter of 2017. The increases in both net interest income and tax-equivalent net interest income were primarily the result of a $3.8 billion increase in average interest-earning assets and a $3.1 billion increase in average interest-bearing liabilities from the full quarter impact of the Xenith acquisition. Net accretion related to acquisition accounting increased $4.1 million from the first quarter of 2017 to $5.6 million in the first quarter of 2018. In the first quarter of 2018, net interest margin increased 15 basis points to 3.67% from 3.52% in the first quarter of 2017, and tax-equivalent net interest margin increased 6 basis points compared to the first quarter of 2017. The net increases in net interest margin and tax-equivalent net interest margin measures were primarily driven by an increase in the yield on earnings assets, partially offset by a smaller increase in cost of funds.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,020,691	$7,072	2.81%	$746,359	$4,923	2.68%
Tax-exempt	546,578	5,073	3.76%	461,409	5,480	4.82%
Total securities	1,567,269	12,145	3.14%	1,207,768	10,403	3.49%
Loans, net (3) (4)	9,680,195	113,135	4.74%	6,383,905	68,503	4.35%
Other earning assets	227,635	937	1.67%	69,264	274	4.60%
Total earning assets	11,475,099	$126,217	4.46%	7,660,937	$79,180	4.19%
Allowance for loan losses	(39,847)			(37,898)
Total non-earning assets	1,584,320			842,478
Total assets	$13,019,572			$8,465,517
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$4,759,523	$5,555	0.47%	$3,205,692	$1,969	0.25%
Regular savings	644,440	212	0.13%	596,559	191	0.13%
Time deposits (5)	2,085,930	5,445	1.06%	1,211,064	2,917	0.98%
Total interest-bearing deposits	7,489,893	11,212	0.61%	5,013,315	5,077	0.41%
Other borrowings (6)	1,614,691	9,695	2.44%	986,645	4,996	2.05%
Total interest-bearing liabilities	9,104,584	$20,907	0.93%	5,999,960	$10,073	0.68%
Noninterest-bearing liabilities:
Demand deposits	1,973,804			1,393,966
Other liabilities	116,596			61,273
Total liabilities	11,194,984			7,455,199
Stockholders' equity	1,824,588			1,010,318
Total liabilities and stockholders' equity	$13,019,572			$8,465,517
Net interest income		$105,310			$69,107
Interest rate spread			3.53%			3.51%
Cost of funds			0.74%			0.53%
Net interest margin (6)			3.72%			3.66%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21% for the three months ended March 31, 2018 and 35% for the three months ended March 31, 2017.
(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $4.8 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on time deposits includes $832,000 and $0 for the three months ended March 31, 2018 and 2017, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Interest expense on borrowings includes $98,000 and ($48,000) for the three months ended March 31, 2018 and 2017, respectively, in amortization (accretion) of the fair market value adjustments related to acquisitions.

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

	Three Months Ended March 31, 2018 vs. March 31, 2017 Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$1,890	$259	$2,149
Tax-exempt	910	(1,317)	(407)
Total securities	2,800	(1,058)	1,742
Loans, net (1)	38,060	6,572	44,632
Other earning assets	651	12	663
Total earning assets	$41,511	$5,526	$47,037
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$1,255	$2,331	$3,586
Regular savings	16	5	21
Time Deposits (2)	2,265	263	2,528
Total interest-bearing deposits	3,536	2,599	6,135
Other borrowings (3)	3,637	1,062	4,699
Total interest-bearing liabilities	7,173	3,661	10,834
Change in net interest income	$34,338	$1,865	$36,203
(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $3.4 million.
(2) The rate-related change in interest expense on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $832,000.
(3) The rate-related change in interest expense on other borrowings includes the impact of higher amortization of the acquisition-related fair market value adjustments of $146,000.

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The first quarter of 2017, first quarter of 2018, and the remaining estimated net accretion are reflected in the following table (dollars in thousands):

	Loan Accretion	Deposit Accretion	Borrowings Accretion (Amortization)	Total
For the quarter ended March 31, 2017	$1,445	$—	$48	$1,493
For the quarter ended March 31, 2018	4,846	832	(98)	5,580
For the remaining nine months of 2018	10,083	1,722	(408)	11,397
For the years ending:
2019	11,145	1,170	(660)	11,655
2020	8,635	284	(734)	8,185
2021	6,776	108	(805)	6,079
2022	4,830	21	(827)	4,024
2023	3,052	—	(850)	2,202
Thereafter	12,020	—	(11,633)	387

Noninterest Income

	For the Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$5,894	$4,516	$1,378	30.5%
Other service charges and fees	1,233	1,139	94	8.3%
Interchange fees, net	4,489	3,582	907	25.3%
Fiduciary and asset management fees	3,056	2,794	262	9.4%
Mortgage banking income, net	2,041	2,025	16	0.8%
Gains on securities transactions, net	213	481	(268)	(55.7)%
Bank owned life insurance income	1,667	2,125	(458)	(21.6)%
Loan-related interest rate swap fees	718	1,180	(462)	(39.2)%
Other operating income	2,998	997	2,001	200.7%
Total noninterest income	$22,309	$18,839	$3,470	18.4%

Community bank segment	$20,157	$16,757	$3,400	20.3%
Mortgage segment	2,278	2,223	55	2.5%
Intercompany eliminations	(126)	(141)	15	10.6%
Total noninterest income	$22,309	$18,839	$3,470	18.4%

Noninterest income increased $3.5 million, or 18.4%, to $22.3 million for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017, primarily driven by the acquisition of Xenith. Other operating income for the first quarter of 2018 included a gain of $1.4 million related to the sale of the Company's ownership interest in a payments-related company.

Noninterest Expense

	For the Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$42,329	$32,168	$10,161	31.6%
Occupancy expenses	6,310	4,903	1,407	28.7%
Furniture and equipment expenses	3,033	2,603	430	16.5%
Printing, postage, and supplies	1,073	1,150	(77)	(6.7)%
Communications expense	1,097	910	187	20.5%
Technology and data processing	4,649	3,900	749	19.2%
Professional services	2,597	1,658	939	56.6%
Marketing and advertising expense	1,443	1,740	(297)	(17.1)%
FDIC assessment premiums and other insurance	2,185	706	1,479	209.5%
Other taxes	2,886	2,022	864	42.7%
Loan-related expenses	1,471	1,329	142	10.7%
OREO and credit-related expenses	1,532	541	991	183.2%
Amortization of intangible assets	3,181	1,637	1,544	94.3%
Training and other personnel costs	1,027	969	58	6.0%
Merger-related costs	27,712	—	27,712	NM
Other expenses	1,483	1,159	324	28.0%
Total noninterest expense	$104,008	$57,395	$46,613	81.2%

Community bank segment	$101,669	$55,014	$46,655	84.8%
Mortgage segment	2,465	2,522	(57)	(2.3)%
Intercompany eliminations	(126)	(141)	15	10.6%
Total noninterest expense	$104,008	$57,395	$46,613	81.2%
NM - Not meaningful

Noninterest expense increased $46.6 million, or 81.2%, to $104.0 million for the quarter ended March 31, 2018 compared to $57.4 million for the first quarter of 2017, primarily due to the acquisition of Xenith. Excluding merger-related costs of $27.7 million for the first quarter of 2018, operating noninterest expense for the quarter ended March 31, 2018 increased $18.9 million, or 32.9%, compared to the first quarter of 2017. The increase in operating noninterest expense was primarily related to the acquisition of Xenith.

SEGMENT INFORMATION

Community Bank Segment

For the three months ended March 31, 2018, the community bank segment reported net income of $16.4 million, which was a decrease of $2.7 million compared to the first quarter of 2017. Excluding after-tax merger-related costs of $22.2 million, net operating earnings for the community bank segment for the quarter ended March 31, 2018 were $38.7 million, which was an increase of $19.5 million compared to the net income for the first quarter of 2017. Net interest income increased $37.1 million year-over-year to $103.3 million for the quarter ended March 31, 2018, primarily the result of a $3.8 billion increase in average interest-earning assets and a $3.1 billion increase in average interest-bearing liabilities from the full quarter impact of the Xenith acquisition. The provision for credit losses for the quarter ended March 31, 2018 was $3.5 million, which was an increase of $1.4 million compared to the provision for credit losses for the quarter ended March 31, 2017, driven by loan growth and higher levels of charge-offs in the first quarter of 2018.

Noninterest income increased $3.4 million, or 20.3%, from $16.8 million in the first quarter of 2017 to $20.2 million in the first quarter of 2018, primarily driven by the acquisition of Xenith. Other operating income for the first quarter of 2018 included a gain of $1.4 million related to the sale of the Company's ownership interest in a payments-related company.

Noninterest expense increased $46.7 million, or 84.8%, from $55.0 million for the first quarter of 2017 to $101.7 million for the quarter ended March 31, 2018, primarily due to the acquisition of Xenith. Excluding pre-tax merger-related costs of $27.7 million, operating noninterest expense for the quarter ended March 31, 2018 increased $18.9 million, or 34.4%, compared to the first quarter of 2017. The increase in operating noninterest expense was primarily related to the acquisition of Xenith.

Mortgage Segment

The mortgage segment reported net income of $208,000 for the first quarter of 2018, compared to net income of $4,000 in the first quarter of 2017. Mortgage banking income, net of commissions, increased $16,000, primarily related to increased margins, despite declines in mortgage loan originations. Mortgage loan originations decreased $7.7 million, or 7.7%, from $100.2 million for the quarter ended March 31, 2017 to $92.5 million for the quarter ended March 31, 2018. Noninterest expense decreased $57,000, or 2.3%, when comparing the first quarter of 2018 to the first quarter of 2017, largely a result of declines in equipment-related costs and operating expenses.

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

On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act permanently reduced the corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, companies were required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017. The Company continues to evaluate the tax impact of the revaluation required by the lower corporate tax rate implemented by the Tax Act, which management has estimated to fall between $5.0 million and $8.0 million. During the fourth quarter of 2017, the Company recorded $6.3 million in additional tax expense based on the Company's preliminary analysis of the impact of the Tax Act. The Company's preliminary estimate of the impact of the Tax Act is based on currently available information and interpretation of its provisions. The actual results may differ from the current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions that the Company has preliminarily made. The Company's evaluation of the impact of the Tax Act is subject to refinement for up to one year after enactment per the guidance under ASC 740, Accounting for Uncertainty in Income Taxes, and SAB 118. No additional adjustments related to the Tax Act were recorded in the first quarter of 2018.

The Bank is not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and have historically generated losses for state income tax purposes. State net operating loss carryovers will begin to expire after 2026.

The effective tax rate for the three months ended March 31, 2018 and 2017 was 10.3% and 26.1%, respectively. During the first quarter of 2018, excess tax benefits related to share-based compensation of approximately $1.2 million were recorded in accordance with ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The decline in the effective tax rate compared to the first quarter of 2017 is primarily due to the reduction in the federal tax rate under the Tax Act as well as the discrete impact of the excess tax benefits related to the exercise of stock options and vesting of restricted stock.

BALANCE SHEET

Assets
At March 31, 2018, total assets were $13.1 billion, an increase of $3.8 billion from $9.3 billion at December 31, 2017, reflecting the impact of the Xenith acquisition.

On January 1, 2018 the Company completed its acquisition of Xenith. Below is a summary of the transaction and related impact on the Company's balance sheet.
• The fair value of assets acquired equaled $3.249 billion, and the fair value of liabilities assumed equaled $2.874 billion.
• Loans held for investment acquired totaled $2.507 billion with a fair value of $2.459 billion.
• Total deposits assumed totaled $2.546 billion with a fair value of $2.550 billion.
• Total goodwill arising from the transaction equaled $425.6 million.
• Core deposit intangibles acquired totaled $38.5 million.

Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 805, Business Combinations.

Loans held for investment, net of deferred fees and costs, were $9.8 billion at March 31, 2018, an increase of $2.7 billion, or 37.3%, from December 31, 2017. On a pro forma basis, including Xenith loans, loans held for investment grew $205.2 million, or 8.7% (annualized), from January 1, 2018. Quarterly average loans increased $3.3 billion, or 51.6%, for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. For additional information on the Company’s loan activity, please refer to “Loan Portfolio” within this Item 2 or Note 4 “Loans and Allowance for Loan Losses” in Part I, Item 1 “Financial Statements” of this report.

Liabilities and Stockholders’ Equity
At March 31, 2018, total liabilities were $11.3 billion, an increase of $3.0 billion from December 31, 2017.

Total deposits were $9.7 billion at March 31, 2018, an increase of $2.7 billion, or 38.4%, from December 31, 2017. On a pro forma basis, including Xenith deposits, deposits grew $136.6 million, or 5.8% (annualized) from January 1, 2018. Quarterly average deposits increased $3.1 billion, or 47.7%, for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. For further discussion on this topic, see “Deposits” within this Item 2.
At March 31, 2018, stockholders’ equity was $1.8 billion, an increase of $784.7 million from December 31, 2017. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes. For additional information on the Company’s capital ratios, please refer to “Capital Resources” within this Item 2.

The Company declared and paid a cash dividend of $0.21 per share during the first quarter of 2018, an increase of $0.01 per share, or 5.0%, compared to the dividend paid during the first quarter of 2017.

Securities
At March 31, 2018, the Company had total investments in the amount of $1.6 billion, or 11.8 % of total assets, as compared to $1.2 billion, or 13.4% of total assets, at December 31, 2017. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore the Company earns a higher taxable equivalent yield on its portfolio as compared to many of its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the securities available for sale, securities held to maturity, and restricted stock as of the dates indicated (dollars in thousands):

	March 31, 2018	December 31, 2017
Available for Sale:
Obligations of states and political subdivisions	$364,639	$301,824
Corporate and other bonds	123,140	113,880
Mortgage-backed securities	754,412	548,858
Other securities	10,988	9,660
Total securities available for sale, at fair value	1,253,179	974,222
Held to Maturity:
Obligations of states and political subdivisions, at carrying value	198,733	199,639
Restricted Stock:
Federal Reserve Bank stock	42,016	27,558
FHLB stock	63,245	47,725
Total restricted stock, at cost	105,261	75,283
Total investments	$1,557,173	$1,249,144

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized during the three months ended March 31, 2018. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of March 31, 2018 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Mortgage backed securities:
Amortized cost	$947	$168,249	$103,656	$494,514	$767,366
Fair value	948	165,272	101,311	486,881	754,412
Weighted average yield (1)	1.99%	2.25%	2.27%	2.72%	2.56%

Obligations of states and political subdivisions:
Amortized cost	19,508	32,831	58,242	255,235	365,816
Fair value	19,689	33,426	59,189	252,335	364,639
Weighted average yield (1)	4.61%	4.01%	3.87%	3.31%	3.53%

Corporate bonds and other securities:
Amortized cost	9,593	500	67,026	56,904	134,023
Fair value	9,460	500	68,061	56,107	134,128
Weighted average yield (1)	0.67%	0.33%	4.58%	2.85%	3.55%

Total securities available for sale:
Amortized cost	30,048	201,580	228,924	806,653	1,267,205
Fair value	30,097	199,198	228,561	795,323	1,253,179
Weighted average yield (1)	3.27%	2.54%	3.35%	2.92%	2.94%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of securities held to maturity at carrying value and their weighted average yields as of March 31, 2018 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Obligations of states and political subdivisions:
Carrying Value	$6,764	$48,016	$78,816	$65,137	$198,733
Fair value	6,780	48,265	79,099	65,760	199,904
Weighted average yield (1)	2.52%	2.39%	2.82%	3.35%	2.88%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of March 31, 2018, the Company maintained a diversified municipal bond portfolio with approximately 64% of its holdings in general obligation issues and the majority of the remainder backed by revenue bonds. Issuances within the States of Washington and Texas represented 13% and 12%, respectively, and the Commonwealth of Virginia represented 11% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of March 31, 2018, liquid assets totaled $3.9 billion, or 29.5%, of total assets, and liquid earning assets totaled $3.7 billion, or 32.2% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of March 31, 2018, approximately $3.3 billion, or 33.7% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $197.8 million, or 12.7% of total securities, are scheduled to mature within one year.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. For additional information and the available balances on various lines of credit, please refer to Note 6 “Borrowings” in Part I, Item 1 “Financial Statements” of this report. In addition to lines of credit, the Bank may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. For additional information and outstanding balances on purchased certificates of deposits, please refer to “Deposits” within this Item 2.

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $9.8 billion at March 31, 2018, $7.1 billion at December 31, 2017, and $6.6 billion at March 31, 2017, respectively. Commercial real estate - non-owner occupied loans continue to represent the Company’s largest category, comprising 22.7% of the total loan portfolio at March 31, 2018.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
Construction and Land Development	$1,249,196	12.7%	$948,791	13.3%	$841,738	12.2%	$799,938	11.8%	$770,287	11.8%
Commercial Real Estate - Owner Occupied	1,279,155	13.0%	943,933	13.2%	903,523	13.1%	888,285	13.1%	870,559	13.3%
Commercial Real Estate - Non-Owner Occupied	2,230,463	22.7%	1,713,659	24.0%	1,748,039	25.3%	1,698,329	25.1%	1,631,767	24.9%
Multifamily Real Estate	547,520	5.6%	357,079	5.0%	368,686	5.4%	367,257	5.4%	353,769	5.4%
Commercial & Industrial	1,125,733	11.5%	612,023	8.6%	554,522	8.0%	568,602	8.4%	576,567	8.8%
Residential 1-4 Family - Commercial	714,660	7.3%	612,395	8.6%	602,937	8.7%	589,398	8.7%	580,568	8.8%
Residential 1-4 Family - Mortgage	604,354	6.2%	485,690	6.8%	480,175	7.0%	477,121	7.1%	476,871	7.3%
Auto	288,089	3.0%	282,474	4.0%	276,572	4.0%	274,162	4.0%	271,466	4.1%
HELOC	642,084	6.5%	537,521	7.5%	535,446	7.8%	535,088	7.9%	527,863	8.1%
Consumer and all other (1)	1,124,469	11.5%	647,987	9.0%	587,091	8.5%	573,310	8.5%	494,329	7.5%
Total loans held for investment	$9,805,723	100.0%	$7,141,552	100.0%	$6,898,729	100.0%	$6,771,490	100.0%	$6,554,046	100.0%
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of March 31, 2018 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Construction and Land Development	$1,249,196	$593,479	$408,019	$352,509	$55,510	$247,698	$184,785	$62,913
Commercial Real Estate - Owner Occupied	1,279,155	134,128	336,386	83,099	253,287	808,641	591,553	217,088
Commercial Real Estate - Non-Owner Occupied	2,230,463	268,678	656,020	237,721	418,299	1,305,765	939,950	365,815
Multifamily Real Estate	547,520	79,958	154,771	62,079	92,692	312,791	261,682	51,109
Commercial & Industrial	1,125,733	379,320	387,069	334,536	52,533	359,344	269,392	89,952
Residential 1-4 Family - Commercial	714,660	95,616	97,724	13,330	84,394	521,320	428,361	92,959
Residential 1-4 Family - Mortgage	604,354	13,222	327,809	6,384	321,425	263,323	24,433	238,890
Auto	288,089	2,292	5	5	—	285,792	142,405	143,387
HELOC	642,084	52,557	587,888	98,616	489,272	1,639	78	1,561
Consumer and all other (1)	1,124,469	65,474	171,167	16,998	154,169	887,828	250,862	636,966
Total loans held for investment	$9,805,723	$1,684,724	$3,126,858	$1,205,277	$1,921,581	$4,994,141	$3,093,501	$1,900,640
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at March 31, 2018, the largest components of the Company’s loan portfolio consisted of commercial real estate loans and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG primarily serves as a secondary mortgage banking operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview
At March 31, 2018, the Company had higher levels of NPAs compared to December 31, 2017, primarily related to nonaccrual additions of mortgage and commercial & industrial loans and acquired other real estate owned. NPAs as a percentage of total outstanding loans held for investment declined compared to December 31, 2017, while past due loans as a percentage of total loans held for investment increased slightly compared to December 31, 2017. As the Company's NPAs and past due loan levels have been at historic lows over the last several quarters, certain changes from quarter to quarter might stand out in comparison to one another but have an insignificant impact on the Company's overall asset quality position.

While net charge-offs increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, total net charge-offs as a percentage of total average loans on an annualized basis remained consistent at 0.05% for both the three months ended March 31, 2018 and 2017. The provision for loan losses also increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as a result of the increased charge-offs and loan growth during the first quarter of 2018. The allowance for loan losses at March 31, 2018 increased from December 31, 2017 primarily due to organic loan growth during the quarter.

All nonaccrual and past due loan metrics discussed below exclude PCI loans totaling $102.9 million (net of fair value mark of $21.7 million) at March 31, 2018.

Troubled Debt Restructurings
The total recorded investment in TDRs as of March 31, 2018 was $17.6 million, an increase of $174,000, or 1.0%, from $17.4 million at December 31, 2017 and a decrease of $1.1 million, or 6.1%, from $18.7 million at March 31, 2017. Of the $17.6 million of TDRs at March 31, 2018, $13.3 million, or 75.6%, were considered performing while the remaining $4.3 million were considered nonperforming.

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

Nonperforming Assets
At March 31, 2018, NPAs totaled $35.2 million, an increase of $6.9 million, or 24.2%, from December 31, 2017 and an increase of $3.3 million, or 10.3%, from March 31, 2017.  In addition, NPAs as a percentage of total outstanding loans declined 4 basis points from 0.40% at December 31, 2017 and 13 basis points from 0.49% at March 31, 2017 to 0.36% at March 31, 2018.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Nonaccrual loans, excluding PCI loans	$25,138	$21,743	$20,122	$24,574	$22,338
Foreclosed properties	8,079	5,253	6,449	6,828	6,951
Former Bank premises	2,020	1,383	2,315	2,654	2,654
Total NPAs	35,237	28,379	28,886	34,056	31,943
Loans past due 90 days and accruing interest	2,630	3,532	4,532	3,625	2,323
Total NPAs and loans past due 90 days and accruing interest	$37,867	$31,911	$33,418	$37,681	$34,266

Performing TDRs	$13,292	$14,553	$16,519	$14,947	$14,325
PCI loans	102,861	39,021	51,041	56,167	57,770

Balances
Allowance for loan losses	$40,629	$38,208	$37,162	$38,214	$38,414
Average loans, net of deferred fees and costs	9,680,195	6,701,101	6,822,498	6,628,011	6,383,905
Loans, net of deferred fees and costs	9,805,723	7,141,552	6,898,729	6,771,490	6,554,046

Ratios
NPAs to total loans	0.36%	0.40%	0.42%	0.50%	0.49%
NPAs & loans 90 days past due to total loans	0.39%	0.45%	0.48%	0.56%	0.52%
NPAs to total loans & OREO	0.36%	0.40%	0.42%	0.50%	0.49%
NPAs & loans 90 days past due to total loans & OREO	0.39%	0.45%	0.48%	0.56%	0.52%
ALL to nonaccrual loans	161.62%	175.73%	184.68%	155.51%	171.97%
ALL to nonaccrual loans & loans 90 days past due	146.32%	151.17%	150.73%	135.52%	155.77%

NPAs at March 31, 2018 included $25.1 million in nonaccrual loans, a net increase of $3.4 million, or 15.6%, from December 31, 2017 and a net increase of $2.8 million, or 12.5%, from March 31, 2017. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Beginning Balance	$21,743	$20,122	$24,574	$22,338	$9,973
Net customer payments	(1,455)	(768)	(4,642)	(1,498)	(1,068)
Additions	5,451	4,335	4,114	5,979	13,557
Charge-offs	(403)	(1,305)	(3,376)	(2,004)	(97)
Loans returning to accruing status	(182)	(448)	—	(134)	(27)
Transfers to OREO	(16)	(193)	(548)	(107)	—
Ending Balance	$25,138	$21,743	$20,122	$24,574	$22,338

The following table presents the composition of nonaccrual loans at the quarters ended (dollars in thousands):

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Construction and Land Development	$6,391	$5,610	$5,671	$5,659	$6,545
Commercial Real Estate - Owner Occupied	2,539	2,708	2,205	1,279	1,298
Commercial Real Estate - Non-owner Occupied	2,089	2,992	2,701	4,765	2,798
Commercial & Industrial	1,969	316	1,252	4,281	3,245
Residential 1-4 Family (1)	9,441	7,354	6,163	6,128	5,856
Auto	394	413	174	270	393
HELOC	2,072	2,075	1,791	2,059	1,902
Consumer and all other	243	275	165	133	301
Total	$25,138	$21,743	$20,122	$24,574	$22,338
 (1) Includes Residential 1-4 Family Commercial and Mortgage.

NPAs at March 31, 2018 also included $10.1 million in OREO, an increase of $3.5 million, or 52.2%, from December 31, 2017 and an increase of $494,000, or 5.1%, from March 31, 2017. The following table shows the activity in OREO for the quarters ended (dollars in thousands):

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Beginning Balance	$6,636	$8,764	$9,482	$9,605	$10,084
Additions of foreclosed property	44	325	621	132	—
Acquisitions of foreclosed property	4,204	—	—	—	—
Acquisitions of former bank premises	1,208	—	—	—	—
Valuation adjustments	(759)	(1,046)	(588)	(19)	(238)
Proceeds from sales	(1,255)	(1,419)	(648)	(272)	(277)
Gains (losses) from sales	21	12	(103)	36	36
Ending Balance	$10,099	$6,636	$8,764	$9,482	$9,605

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Land	$2,649	$2,755	$2,755	$3,205	$3,328
Land Development	3,624	1,045	1,993	2,050	2,111
Residential Real Estate	1,171	1,314	1,562	1,399	1,338
Commercial Real Estate	635	139	139	174	174
Former Bank Premises (1)	2,020	1,383	2,315	2,654	2,654
Total	$10,099	$6,636	$8,764	$9,482	$9,605
 (1) Includes closed branch property and land previously held for future branch sites.

Past Due Loans
At March 31, 2018, total accruing past due loans were $41.6 million, or 0.42% of total loans, compared to $27.8 million, or 0.39% of total loans, at December 31, 2017 and $26.9 million, or 0.41% of total loans, at March 31, 2017. Of the total past due loans still accruing interest at March 31, 2018, $2.6 million, or 0.03% of total loans, were past due 90 days or more, compared to $3.5 million, or 0.05% of total loans, at December 31, 2017 and $2.3 million, or 0.04% of total loans, at March 31, 2017.

Net Charge-offs
For the quarter ended March 31, 2018, net charge-offs were $1.1 million, or 0.05% of average loans on an annualized basis, compared to $788,000, or 0.05%, for the same quarter last year. Of the net charge-offs in the first quarter of 2018, the majority were related to consumer loans.

Provision for Loan Losses
The provision for loan losses for the quarter ended March 31, 2018 was $3.5 million, an increase of $1.5 million compared with the same quarter last year. The increase in the provision for loan losses compared to the first quarter of 2017 was primarily driven by loan growth and higher levels of charge-offs in the first quarter of 2018.

Allowance for Loan Losses
The allowance for loan losses of $40.6 million at March 31, 2018, is an increase of $2.4 million compared to the allowance for loan losses at December 31, 2017 primarily due to organic loan growth during the quarter. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of the total loan portfolio was 0.41% at March 31, 2018, 0.54% at December 31, 2017 and 0.59% at March 31, 2017. The decline in the allowance ratio was primarily attributable to the acquisition of Xenith. In acquisition accounting, there is no carryover of previously established allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarters ended (dollars in thousands):

	March 31, 2018	December 30, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Balance, beginning of period	$38,208	$37,162	$38,214	$38,414	$37,192
Loans charged-off:
Commercial	206	1,036	684	316	241
Real estate	419	468	3,049	1,595	374
Consumer	1,934	1,857	1,256	1,416	1,018
Total loans charged-off	2,559	3,361	4,989	3,327	1,633
Recoveries:
Commercial	186	32	189	123	139
Real estate	825	279	272	306	273
Consumer	469	385	426	398	433
Total recoveries	1,480	696	887	827	845
Net charge-offs	1,079	2,665	4,102	2,500	788
Provision for loan losses	3,500	3,711	3,050	2,300	2,010
Balance, end of period	$40,629	$38,208	$37,162	$38,214	$38,414

ALL to loans	0.41%	0.54%	0.54%	0.56%	0.59%
Net charge-offs to average loans	0.05%	0.15%	0.24%	0.15%	0.05%
Provision to average loans	0.15%	0.21%	0.18%	0.14%	0.13%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the quarters ended (dollars in thousands):

	March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$5,694	11.5%	$4,552	8.6%	$5,363	8.0%	$5,614	8.4%	$5,279	8.8%
Real estate	29,054	74.1%	28,597	78.4%	27,518	79.5%	28,450	79.1%	29,356	79.6%
Consumer	5,881	14.4%	5,059	13.0%	4,281	12.5%	4,150	12.5%	3,779	11.6%
Total	$40,629	100.0%	$38,208	100.0%	$37,162	100.0%	$38,214	100.0%	$38,414	100.0%
 (1) The percent represents the loan balance divided by total loans.

Deposits
As of March 31, 2018, total deposits were $9.7 billion, an increase of $2.7 billion, or 38.4%, from December 31, 2017. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $2.1 billion accounted for 27.4% of total interest-bearing deposits at March 31, 2018.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	March 31, 2018		December 31, 2017
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Noninterest bearing	$2,057,425	21.2%	$1,502,208	21.5%
NOW accounts	2,185,562	22.6%	1,929,416	27.6%
Money market accounts	2,692,662	27.8%	1,685,174	24.1%
Savings accounts	654,931	6.8%	546,274	7.8%
Time deposits of $100,000 and over	819,056	8.5%	624,112	8.9%
Other time deposits	1,268,319	13.1%	704,534	10.1%
Total Deposits	$9,677,955	100.0%	$6,991,718	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of March 31, 2018 and December 31, 2017, there were $153.5 million and $11.0 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets.

Maturities of time deposits as of March 31, 2018 were as follows (dollars in thousands):

Amount
Within 3 Months	$382,729
3 - 12 Months	769,543
Over 12 Months	935,103
Total	$2,087,375

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

Beginning January 1, 2016, the capital conservation buffer requirement began to be phased in at 0.625% of risk-weighted assets, and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019. As of March 31, 2018, the capital conservation buffer was 1.875% of risk-weighted assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The table summarizes the Company’s regulatory capital and related ratios for the periods presented (dollars in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Common equity Tier 1 capital	$1,007,662	$737,204	$708,985
Tier 1 capital	1,136,939	826,979	799,485
Tier 2 capital	198,861	186,809	187,295
Total risk-based capital	1,335,800	1,013,788	986,780
Risk-weighted assets	11,156,746	8,157,174	7,420,280

Capital ratios:
Common equity Tier 1 capital ratio	9.03%	9.04%	9.55%
Tier 1 capital ratio	10.19%	10.14%	10.77%
Total capital ratio	11.97%	12.43%	13.30%
Leverage ratio (Tier 1 capital to average assets)	9.32%	9.42%	9.79%
Capital conservation buffer ratio (1)	3.97%	4.14%	4.77%
Common equity to total assets	13.93%	11.23%	11.71%
Tangible common equity to tangible assets (2)	8.54%	8.14%	8.36%
(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company's actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company's capital conservation buffer ratio.
(2) Refer to “Non-GAAP Measures” section within this Item 2 of this Form 10-Q.

NON-GAAP MEASURES

In reporting the results of March 31, 2018, the Company has provided supplemental performance measures on a tax-equivalent, tangible, and/or operating basis. These measures are a supplement to GAAP used to prepare the Company's financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company's non-GAAP measures may not be comparable to non-GAAP measures of other companies.

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

Operating measures exclude merger-related costs unrelated to the Company’s normal operations. Such costs were not incurred during the first quarter of 2017; thus each of these operating measures is equivalent to the corresponding GAAP financial measure for the three months ended March 31, 2017. The Company believes these measures are useful to investors as they exclude certain costs resulting from acquisition activity and allow investors to more clearly see the combined economic results of the organization's operations.

The following table reconciles these non-GAAP measures from their respective U.S. GAAP basis measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Interest Income (FTE)
Interest Income (GAAP)	$124,654	$76,640
FTE adjustment	1,563	2,540
Interest Income FTE (non-GAAP)	$126,217	$79,180
Average earning assets	$11,475,099	$7,660,937
Yield on interest-earning assets (GAAP)	4.41%	4.05%
Yield on interest-earning assets (FTE) (non-GAAP)	4.46%	4.19%
Net Interest Income (FTE)
Net Interest Income (GAAP)	$103,747	$66,567
FTE adjustment	1,563	2,540
Net Interest Income FTE (non-GAAP)	105,310	69,107
Average earning assets	$11,475,099	$7,660,937
Net interest margin (GAAP)	3.67%	3.52%
Net interest margin (FTE) (non-GAAP)	3.72%	3.66%
Tangible Assets
Ending Assets (GAAP)	$13,149,292	$8,669,920
Less: Ending goodwill	724,106	298,191
Less: Ending amortizable intangibles	50,092	18,965
Ending tangible assets (non-GAAP)	$12,375,094	$8,352,764
Tangible Common Equity
Ending Equity (GAAP)	$1,831,077	$1,015,631
Less: Ending goodwill	724,106	298,191
Less: Ending amortizable intangibles	50,092	18,965
Ending tangible common equity (non-GAAP)	$1,056,879	$698,475
Average equity (GAAP)	$1,824,588	$1,010,318
Less: Average goodwill	724,106	298,191
Less: Average amortizable intangibles	51,658	19,743
Average tangible common equity (non-GAAP)	$1,048,824	$692,384
ROE (GAAP)	3.70%	7.68%
ROTCE (non-GAAP)	6.43%	11.20%
Common equity to assets (GAAP)	13.93%	11.71%
Tangible common equity to tangible assets (non-GAAP)	8.54%	8.36%
Book value per share (GAAP)	$27.87	$23.44
Tangible book value per share (non-GAAP)	$16.14	$16.12

	Three Months Ended March 31,
	2018	2017
Operating Measures
Net income (GAAP)	$16,639	$19,124
Merger-related costs, net of tax	22,236	—
Net operating earnings (non-GAAP)	$38,875	$19,124

Weighted average common shares outstanding, diluted	65,636,262	43,725,923
Earnings per common share, diluted (GAAP)	$0.25	$0.44
Operating earnings per common share, diluted (non-GAAP)	$0.59	$0.44

Average assets (GAAP)	$13,019,572	$8,465,517
ROA (GAAP)	0.52%	0.92%
Operating ROA (non-GAAP)	1.21%	0.92%

Average common equity (GAAP)	$1,824,588	$1,010,318
ROE (GAAP)	3.70%	7.68%
Operating ROE (non-GAAP)	8.64%	7.68%

Average tangible common equity (non-GAAP)	$1,048,824	$692,384
ROTCE (non-GAAP)	6.43%	11.20%
Operating ROTCE (non-GAAP)	15.03%	11.20%

Noninterest expense (GAAP)	$104,008	$57,395
Less: Merger-related costs	27,712	—
Operating noninterest expense (non-GAAP)	$76,296	$57,395

Net interest income (GAAP)	$103,747	$66,567
Net interest income (FTE) (non-GAAP)	105,310	69,107
Noninterest income (GAAP)	22,309	18,839

Efficiency ratio (GAAP)	82.51%	67.20%
Efficiency ratio (FTE) (non-GAAP)	81.50%	65.26%
Operating efficiency ratio (FTE) (non-GAAP)	59.79%	65.26%

Community Bank Segment Operating Measures
Community bank segment net income (GAAP)	$16,431	$19,120
Merger-related costs, net of tax	22,236	—
Community bank segment net operating earnings (non-GAAP)	$38,667	$19,120

Weighted average common shares outstanding, diluted	65,636,262	43,725,923
Earnings per common share, diluted (GAAP)	$0.25	$0.44
Operating earnings per common share, diluted (non-GAAP)	$0.59	$0.44

Community bank segment noninterest expense (GAAP)	$101,669	$55,014
Less: Merger-related costs	27,712	—
Community bank segment operating noninterest expense (non-GAAP)	$73,957	$55,014

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

The Company uses its simulation model to estimate earnings in rate environments where rates are instantaneously shocked up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon after an immediate increase or “shock” in rates, of 100 basis points up to 300 basis points. The shock down 200 basis points analysis is not as meaningful as interest rates across most of the yield curve are near historic lows and cannot decrease another 200 basis points. The model, under all scenarios, does not drop the index below zero.

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of March 31, 2018 and 2017 (dollars in thousands):

	Change In Net Interest Income March 31,
	2018		2017
	%	$	%	$
Change in Yield Curve:
+300 basis points	3.70	16,666	14.68	44,658
+200 basis points	2.90	13,055	10.05	30,566
+100 basis points	1.71	7,678	5.21	15,861
Most likely rate scenario	—	—	—	—
-100 basis points	(3.13)	(14,108)	(5.95)	(18,094)
-200 basis points	(7.05)	(31,730)	(10.18)	(30,968)

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

As of March 31, 2018, the Company was less asset sensitive in a rising interest rate environment scenario when compared to March 31, 2017 in part due to the composition of the balance sheet and in part due to the market characteristics of certain deposit products. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 200 basis points interest rate environments, the Company does not believe the down 200 basis point scenario is plausible given the current level of interest rates.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended March 31, 2018 and 2017 (dollars in thousands):

	Change In Economic Value of Equity March 31,
	2018		2017
	%	$	%	$
Change in Yield Curve:
+300 basis points	0.60	14,841	3.39	49,683
+200 basis points	1.01	24,884	2.97	43,563
+100 basis points	1.02	25,083	1.98	28,998
Most likely rate scenario	—	—	—	—
-100 basis points	(3.46)	(85,255)	(4.29)	(62,850)
-200 basis points	(9.59)	(236,131)	(11.31)	(165,668)

As of March 31, 2018, the Company was generally less sensitive to market interest rate fluctuations when compared to March 31, 2017. The Company believes that the shock down 200 basis points analysis is not as meaningful since interest rates across most of the yield curve are near historic lows and are not likely to decrease another 200 basis points. While management considers this scenario highly unlikely, the natural floor increases the Company's sensitivity in rates down scenarios.

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

There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On September 19, 2017, Shannon Rowe, a purported stockholder of Xenith, filed a putative class action lawsuit (the “Rowe Lawsuit”), in the United States District Court for the Eastern District of Virginia, against Xenith and its directors. The Company was not named as a defendant in the Rowe Lawsuit. The plaintiff in the action alleged that the Company’s registration statement on Form S-4 filed with the SEC, as amended, relating to the merger omitted certain material information in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and further that the individual defendants were liable for those omissions under Section 20(a) of the Exchange Act. The relief sought in the lawsuit included preliminary and permanent injunctions to prevent the completion of the merger, rescission or rescissory damages if the merger was completed, costs and attorneys’ fees. On February 20, 2018, Ms. Rowe filed a notice of voluntary dismissal, terminating the Rowe Lawsuit without prejudice.

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

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

3.01	Articles of Incorporation of Union Bankshares Corporation, as amended April 25, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 29, 2014).

3.02	Bylaws of Union Bankshares Corporation, as amended January 21, 2017 (incorporated by reference to Exhibit 3.02 to Annual Report on Form 10-K filed on February 28, 2017).

10.33	Union Bankshares Corporation Stock Ownership Policy, adopted January 1, 2018 (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K filed on February 27, 2018).

10.34
Underwriting Agreement, dated January 24, 2018, by and among Union Bankshares Corporation, ACMO-HR, L.L.C., Carlyle Financial Services Harbor, L.P. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on January 26, 2018).

10.35
Form of Performance Share Unit Agreement under Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 15, 2018) (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K filed on February 27, 2018).

10.36
Form of Time-Based Restricted Stock Agreement under Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 15, 2018) (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed on February 27, 2018).

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

101.00
Interactive data files formatted in eXtensible Business Reporting Language for the quarter ended March 31, 2018 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation

(Registrant)

Date: May 9, 2018	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2018	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)