Form 10-Q
period 2018-06-30
Union Bankshares Corp
filed 2018-08-07
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

Yes ☐ No ☒

The number of shares of common stock outstanding as of August 1, 2018 was 65,979,188.

UNION BANKSHARES CORPORATION
FORM 10-Q

Glossary of Acronyms and Defined Terms

2017 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2017
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union Bank & Trust
BOLI	–	Bank-owned life insurance
bps	–	Basis points
CECL	–	Current expected credit losses
the Company	–	Union Bankshares Corporation and its subsidiaries
DHFB	–	Dixon, Hubard, Feinour, & Brown, Inc.
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
U.S. GAAP or GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
HTM	–	Held to maturity
IDC	–	Interactive Data Corporation
LIBOR	–	London Interbank Offered Rate
NPA	–	Nonperforming assets
OCI	–	Other comprehensive income
ODCM	–	Old Dominion Capital Management, Inc.
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCI	–	Purchased credit impaired
ROA	–	Return on average assets
ROE	–	Return on average common equity
ROTCE	–	Return on average tangible common equity
SEC	–	Securities and Exchange Commission
Shore Premier	–	Shore Premier Finance, a division of the Bank
Tax Act	–	Tax Cuts and Jobs Act
TDR	–	Troubled debt restructuring
UMG	–	Union Mortgage Group, Inc.
Xenith	–	Xenith Bankshares, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents:
Cash and due from banks	$153,078	$117,586
Interest-bearing deposits in other banks	417,423	81,291
Federal funds sold	7,552	496
Total cash and cash equivalents	578,053	199,373
Securities available for sale, at fair value	1,558,048	974,222
Securities held to maturity, at carrying value	47,604	199,639
Marketable equity securities, at fair value	28,200	—
Restricted stock, at cost	104,837	75,283
Net loans held for investment	9,290,259	7,141,552
Less allowance for loan losses	41,270	38,208
Net loans held for investment	9,248,989	7,103,344
Premises and equipment, net	160,508	119,604
OREO, net of valuation allowance	7,995	6,636
Goodwill	725,195	298,528
Amortizable intangibles, net	51,211	14,803
Bank owned life insurance	260,124	182,854
Other assets	251,878	96,235
Assets of discontinued operations	43,464	44,658
Total assets	$13,066,106	$9,315,179
LIABILITIES
Noninterest-bearing demand deposits	$2,192,927	$1,502,208
Interest-bearing deposits	7,604,345	5,489,510
Total deposits	9,797,272	6,991,718
Securities sold under agreements to repurchase	50,299	49,152
Other short-term borrowings	742,900	745,000
Long-term borrowings	507,077	425,262
Other liabilities	99,327	54,008
Liabilities of discontinued operations	4,361	3,710
Total liabilities	11,201,236	8,268,850
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding, 65,939,375 shares and 43,743,318 shares, respectively.	87,129	57,744
Additional paid-in capital	1,376,294	610,001
Retained earnings	415,492	379,468
Accumulated other comprehensive income	(14,045)	(884)
Total stockholders' equity	1,864,870	1,046,329
Total liabilities and stockholders' equity	$13,066,106	$9,315,179
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest and dividend income:
Interest and fees on loans	$119,540	$72,317	$232,193	$140,200
Interest on deposits in other banks	676	115	1,323	186
Interest and dividends on securities:
Taxable	8,012	4,982	15,084	9,905
Nontaxable	4,181	3,512	8,189	7,074
Total interest and dividend income	132,409	80,926	256,789	157,365
Interest expense:
Interest on deposits	13,047	6,100	24,259	11,176
Interest on short-term borrowings	5,166	1,400	9,415	2,350
Interest on long-term borrowings	6,028	4,722	11,475	8,768
Total interest expense	24,241	12,222	45,149	22,294
Net interest income	108,168	68,704	211,640	135,071
Provision for credit losses	2,147	2,184	5,671	4,288
Net interest income after provision for credit losses	106,021	66,520	205,969	130,783
Noninterest income:
Service charges on deposit accounts	6,189	4,613	12,083	9,129
Other service charges and fees	1,278	1,120	2,512	2,259
Interchange fees, net	4,792	3,867	9,280	7,449
Fiduciary and asset management fees	4,040	2,725	7,096	5,519
Gains (losses) on securities transactions, net	(88)	117	125	598
Bank owned life insurance income	1,728	1,335	3,395	3,460
Loan-related interest rate swap fees	898	1,031	1,617	2,211
Gain on Shore Premier sale	20,899	—	20,899	—
Other operating income	861	454	3,858	1,450
Total noninterest income	40,597	15,262	60,865	32,075
Noninterest expenses:
Salaries and benefits	40,777	28,930	81,518	59,553
Occupancy expenses	6,159	4,453	12,226	9,106
Furniture and equipment expenses	3,103	2,598	6,041	5,064
Printing, postage, and supplies	1,282	1,393	2,342	2,525
Communications expense	1,009	870	2,104	1,771
Technology and data processing	4,322	3,842	8,881	7,646
Professional services	2,671	2,054	5,225	3,664
Marketing and advertising expense	3,288	2,270	4,725	4,002
FDIC assessment premiums and other insurance	1,882	947	4,067	1,652
Other taxes	2,895	2,022	5,782	4,043
Loan-related expenses	1,843	1,128	3,158	2,292
OREO and credit-related expenses	1,122	342	2,654	884
Amortization of intangible assets	3,215	1,544	6,396	3,180
Training and other personnel costs	1,125	1,018	2,132	1,967
Merger-related costs	8,273	2,744	35,985	2,744
Other expenses	2,174	1,420	3,649	2,575
Total noninterest expenses	85,140	57,575	186,885	112,668
Income from continuing operations before income taxes	61,478	24,207	79,949	50,190
Income tax expense	11,678	6,725	13,575	13,507
Income from continuing operations	49,800	17,482	66,374	36,683

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Discontinued operations:
Income (loss) from operations of discontinued mortgage segment	(3,085)	745	(3,008)	651
Income tax expense (benefit)	(612)	271	(600)	254
Income (loss) on discontinued operations	(2,473)	474	(2,408)	397
Net income	$47,327	$17,956	$63,966	$37,080
Basic earnings per common share	$0.72	$0.41	$0.97	$0.85
Diluted earnings per common share	$0.72	$0.41	$0.97	$0.85
Dividends declared per common share	$0.21	$0.20	$0.42	$0.40
Basic weighted average number of common shares outstanding	65,919,055	43,693,427	65,737,849	43,674,070
Diluted weighted average number of common shares outstanding	65,965,577	43,783,952	65,801,926	43,755,045

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$47,327	$17,956	$63,966	$37,080
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	675	(775)	2,639	(807)
Reclassification adjustment for losses included in net income (net of tax, $78 and $171 for the three months and $144 and $269 for the six months ended June 30, 2018 and 2017, respectively) (1)	294	318	543	499
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $687 and $2,707 for the three months and $4,193 and $4,665 for the six months ended June 30, 2018 and 2017, respectively)	(2,586)	5,027	(15,777)	8,664
Reclassification adjustment for losses (gains) included in net income (net of tax, $18 and $41 for the three months and $27 and $209 for the six months ended June 30, 2018 and 2017, respectively) (2)	69	(76)	(99)	(389)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $26 and $86 for the three months and $106 and $185 for the six months ended June 30, 2018 and 2017, respectively) (3)	(99)	(160)	(398)	(344)
Bank owned life insurance:
Reclassification adjustment for losses included in net income (4)	19	85	38	194
Other comprehensive income (loss)	(1,628)	4,419	(13,054)	7,817
Comprehensive income	$45,699	$22,375	$50,912	$44,897

(1) The gross amounts reclassified into earnings are reported in the interest income and interest expense sections of the Company's Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(2) The gross amounts reclassified into earnings are reported as "Gains (losses) on securities transactions, net" on the Company's Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(3) The gross amounts reclassified into earnings are reported within interest income on the Company's Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(4) Reclassifications in earnings are reported in "Salaries and benefits" expense on the Company's Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Dollars in thousands, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2016	$57,506	$605,397	$341,938	$(3,809)	$1,001,032
Net income - 2017			37,080		37,080
Other comprehensive income (net of taxes of $4,540)				7,817	7,817
Dividends on common stock ($0.40 per share)			(17,466)		(17,466)
Issuance of common stock under Equity Compensation Plans (31,818 shares)	43	529			572
Issuance of common stock for services rendered (11,320 shares)	15	383			398
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (59,426 shares)	79	(1,145)			(1,066)
Stock-based compensation expense		2,502			2,502
Balance - June 30, 2017	$57,643	$607,666	$361,552	$4,008	$1,030,869

Balance - December 31, 2017	$57,744	$610,001	$379,468	$(884)	$1,046,329
Net income - 2018			63,966		63,966
Other comprehensive income (net of taxes of $4,182)				(13,054)	(13,054)
Issuance of common stock in regard to acquisition (21,922,077 shares)(1)	29,156	765,653			794,809
Dividends on common stock ($0.42 per share)			(27,649)		(27,649)
Issuance of common stock under Equity Compensation Plans (85,553 shares)	114	1,252			1,366
Issuance of common stock for services rendered (10,173 shares)	14	382			396
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (76,226 shares)	101	(2,499)			(2,398)
Cancellation of warrants		(1,530)			(1,530)
Impact of adoption of new guidance			(293)	(107)	(400)
Stock-based compensation expense		3,035			3,035
Balance - June 30, 2018	$87,129	$1,376,294	$415,492	$(14,045)	$1,864,870
(1) Includes conversion of Xenith warrants to Union warrants.
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Dollars in thousands)

	2018	2017
Operating activities (1):
Net income	$63,966	$37,080
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	6,985	5,431
Writedown of OREO	1,142	257
Amortization, net	5,749	6,977
Amortization (accretion) related to acquisition, net	(5,273)	70
Provision for credit losses	5,407	4,295
Gains on securities transactions, net	(125)	(598)
BOLI income	(3,395)	(3,460)
Decrease (increase) in loans held for sale, net	472	(4,648)
Gains on sales of OREO, net	(38)	(72)
Losses (gains) on sales of premises, net	(47)	27
Gain on sale of Shore Premier loans	(20,899)	—
Goodwill impairment losses	864	—
Stock-based compensation expenses	3,035	2,502
Issuance of common stock for services	396	398
Net decrease (increase) in other assets	(21,878)	3,991
Net increase in other liabilities	17,532	(4,392)
Net cash and cash equivalents provided by (used in) operating activities	53,893	47,858
Investing activities:
Purchases of AFS securities and restricted stock	(502,675)	(124,411)
Purchases of HTM securities	(40,145)	(7,836)
Proceeds from sales of AFS securities and restricted stock	309,516	52,626
Proceeds from maturities, calls and paydowns of AFS securities	70,653	59,342
Proceeds from maturities, calls and paydowns of HTM securities	—	909
Proceeds from sale of loans held for investment	581,324	—
Net increase in loans held for investment	(272,919)	(464,667)
Net increase in premises and equipment	(2,653)	(5,273)
Proceeds from sales of OREO	2,728	381
Cash paid in acquisition	(10,928)	—
Cash acquired in acquisitions	174,227	—
Net cash and cash equivalents provided by (used in) investing activities	309,128	(488,929)
Financing activities:
Net increase in noninterest-bearing deposits	179,348	107,945
Net increase in interest-bearing deposits	78,040	277,000
Net increase (decrease) in short-term borrowings	(235,953)	59,762
Cash paid for contingent consideration	(565)	(3,003)
Proceeds from issuance of long-term debt	25,000	20,000
Cash dividends paid - common stock	(27,649)	(17,466)
Cancellation of warrants	(1,530)	—
Issuance of common stock	1,366	572
Vesting of restricted stock, net of shares held for taxes	(2,398)	(1,066)
Net cash and cash equivalents provided by (used in) financing activities	15,659	443,744
Increase (decrease) in cash and cash equivalents	378,680	2,673
Cash and cash equivalents at beginning of the period	199,373	179,237
Cash and cash equivalents at end of the period	$578,053	$181,910

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Dollars in thousands)

	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$44,137	$22,424
Income taxes	6,250	16,400

Supplemental schedule of noncash investing and financing activities
Transfers from loans (OREO) to OREO (loans)	(59)	(36)
Stock received as consideration for sale of loans held for investment	28,913	—
Securities transferred from HTM to AFS	187,425	—
Issuance of common stock in exchange for net assets in acquisition	794,809	—

Transactions related to acquisitions
Assets acquired	3,251,191	—
Liabilities assumed (2)	2,872,984	—
(1) Discontinued operations have an immaterial impact to the Consolidated Statement of Cash Flows. The change in loans held for sale and goodwill impairment losses included in the Operating Activities section above are fully attributable to discontinued operations.
(2) 2018 includes contingent consideration related to DHFB acquisition.

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

Business Combinations and Divestitures
On January 1, 2018, the Company completed the acquisition of Xenith, a bank holding company based in Richmond, Virginia.

On April 1, 2018, the Bank completed its acquisition of DHFB, a Roanoke, Virginia-based investment advisory firm with approximately $600 million in assets under management and advisement. DHFB operates as a subsidiary of the Bank.

These transactions were accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. The resulting goodwill from both of these transactions is not deductible for tax purposes.

Refer to Note 2 “Acquisitions" for further discussion on the Company's business combinations during the period.
On May 23, 2018, the Bank announced that it had entered into a definitive agreement with a third party mortgage company to team together to offer residential mortgages. As a result of this arrangement, the Bank began winding down the operations of UMG, the Company's reportable mortgage segment. Refer to Note 13 "Segment Reporting & Discontinued Operations" for further discussion on this agreement.
On June 29, 2018, the Bank entered into an agreement to sell substantially all of the assets and certain specific liabilities of its Shore Premier Finance division, consisting primarily of marine loans totaling approximately $383.9 million, for a purchase price consisting of approximately $375.0 million in cash and 1,250,000 shares of the purchasing company's common stock. The purchasing company has agreed for a limited time to pay additional cash consideration to the Company to the extent any sales of its common stock by the Company, following satisfaction of any required holding periods or other requirements under the Securities Act of 1933, are at prices lower than the agreed upon value at the time of entry into the agreement. At June 30, 2018, the fair value of the purchasing company's stock was $28.2 million, which was included as "Marketable Equity Securities" in the Company's Consolidated Balance Sheet. The purchase of the loans was completed on June 29, 2018 and became effective at the end of the day on June 30, 2018. The sale generated an after-tax gain of approximately $16.5 million, net of transaction and other related costs.

On June 29, 2018, the Bank sold approximately $206.3 million in consumer home improvement loans that had been originated through a third-party lending program. These loans were sold at par.

Affordable Housing Entities
The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the three and six months ended June 30, 2018, the Company recognized amortization of $236,000 and $471,000, respectively, and tax credits of $281,000 and $564,000, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. For the three and six months ended June 30, 2017, the Company recognized amortization of $190,000 and $414,000, respectively, and tax credits of $174,000 and $484,000, respectively. The carrying value of the Company’s investments in these qualified affordable housing projects was $11.3 million and $11.0 million as of June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, the Company's recorded liability totaled $5.8 million and $7.3 million, respectively, for the related unfunded commitments, which are expected to be paid during the second half of 2018 or 2019.

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
On January 1, 2018, the Company adopted ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to, among other things: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The adoption of ASU No. 2016-01 did not have a material impact on the Company’s consolidated financial statements and resulted in enhancements to the financial instrument disclosures.

On May 1, 2018, the Company early adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU simplifies the application of the hedge accounting guidance and improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The targeted improvements in ASU No. 2017-12 allowed the Company a one-time transfer of certain debt securities from HTM to AFS. The Company adopted this ASU using the modified retrospective approach. As part of this adoption, the Company made a one-time election to transfer eligible HTM securities to the AFS category in order to optimize the investment portfolio management for capital and risk management considerations. The Company transferred HTM securities with a carrying amount of $187.4 million, which resulted in a $400,000 increase to AOCI. Refer to Note 3 "Securities" and Note 9 "Accumulated Other Comprehensive Income (Loss)" for further discussion regarding the adoption.

On May 1, 2018, the Company early adopted ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows for a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures about the stranded tax effects. The Company reclassified approximately $107,000 from AOCI to retained earnings during the second quarter 2018. Refer to Note 9 "Accumulated Other Comprehensive Income (Loss)" for further discussion regarding the adoption.

The net impact to retained earnings of the adoption of ASU No. 2017-12 and ASU No. 2018-02 was $293,000.

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires lessees to put most leases on their balance sheets, but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates the real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, and lease executory costs for all entities. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is implementing new lease systems in conjunction with the adoption. Management is progressing with implementation, and while the Company continues to evaluate this standard and the effect of related disclosures, the primary effect of adoption will be to require recording right-of-use assets and corresponding lease obligations for current operating leases. Other implementation matters to be addressed include, but are not limited to, the determination of effects on the financial and capital ratios and the quantification of the impacts that this accounting guidance will have on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The CECL model will replace the Company's current accounting for PCI and impaired loans. The guidance also amends the AFS debt securities OTTI model. The amendment is effective for fiscal years beginning after December 15, 2019. The Company has established a cross-functional governance structure for the implementation of CECL. The Company is continuing to evaluate the impact ASU No. 2016-13 will have on its consolidated financial statements. This standard contains significant differences from existing U.S GAAP, and the implementation of this standard may result in increases to our reserves for credit losses of financial instruments; however, the quantitative impact cannot be reasonably estimated since this standard relies on economic conditions and trends that will impact the Company's portfolio at the time of adoption.

2. ACQUISITIONS

Xenith Acquisition
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

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. Measurement period adjustments that were made in the second quarter of 2018 include immaterial changes to the fair value of loans, buildings, OREO, deferred tax assets, and leases. The Company will continue to keep the measurement period open for certain accounts, including loans, real estate, and deferred tax assets, where its review procedures of any updated information related to the transaction are ongoing. If considered necessary, additional adjustments to the fair value measurement of these accounts will be made until all information is finalized, the Company's review procedures are complete, and the measurement period is closed. The following table provides a preliminary assessment of the consideration transferred, assets acquired, and liabilities assumed as of the date of the acquisition (dollars in thousands):

Purchase Price:
Fair value of shares of Union common stock issued & warrants converted		$794,809
Cash paid for Xenith options		6,170
Total purchase price		$800,979

Fair value of assets acquired:
Cash and cash equivalents	$174,218
AFS securities	295,782
Restricted stock, at cost	27,569
Net loans	2,456,857
Premises and equipment	44,912
OREO	5,250
Core deposit intangibles	38,470
Other assets	202,910
Total assets	$3,245,968

Fair value of liabilities assumed:
Deposits	$2,549,683
Other short-term borrowings	235,000
Borrowings	55,542
Other liabilities	28,912
Total liabilities	$2,869,137

Net assets acquired		$376,831
Preliminary goodwill		$424,148

The acquired loans were recorded at fair value at the acquisition date without carryover of Xenith’s previously established allowance for loan losses. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and leases and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, purpose, and lien position. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans) and past due status. For valuation purposes, these pools were further disaggregated by maturity, pricing characteristics (e.g., fixed-rate, adjustable-rate) and re-payment structure (e.g., interest only, fully amortizing, balloon). If new information is obtained about facts and circumstances about expected cash flows that existed as of the acquisition date, management will adjust fair values in accordance with accounting for business combinations.

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, (acquired impaired) and loans that do not meet these criteria, which are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, (acquired performing). The fair values of the acquired performing loans were $2.4 billion and the fair values of the acquired impaired loans were $78.9 million. The gross contractually required principal and interest payments receivable for acquired performing loans was $2.7 billion. The best estimate of contractual cash flows not expected to be collected related to the acquired performing loans is $20.6 million.

The following table presents the acquired impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest payments	$113,891
Nonaccretable difference	(19,800)
Cash flows expected to be collected	94,091
Accretable difference	(15,206)
Fair value of loans acquired with a deterioration of credit quality	$78,885

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

	Pro forma for the three months ended		Pro forma for the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenues (1)	$148,765	$117,141	$272,505	$232,425
Net income	$53,864	$28,253	$92,739	$54,678
Earnings per share	$0.82	$0.43	$1.41	$0.83
(1) Includes net interest income and noninterest income.

Merger-related costs associated with the acquisition of Xenith were $8.3 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively, and $36.0 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, and employee severances, which have been expensed as incurred.

DHFB Acquisition
On April 1, 2018, the Bank completed its acquisition of DHFB, a Roanoke, Virginia-based investment advisory firm with approximately $600.0 million in assets under management and advisement at the time of the acquisition. The acquisition date fair value of consideration transferred totaled $7.4 million, which consisted of $4.8 million in cash and the remainder being contingent on achieving certain performance metrics. The contingent consideration is carried at fair value and is reported as a component of "Other Liabilities" in the Company's Consolidated Balance Sheet. The fair value of this liability will be assessed at each reporting period.

In connection with this transaction, the Company recorded $3.4 million in goodwill and $4.3 million of amortizable assets, which primarily relate to the value of customer relationships. The Company is amortizing these intangible assets over the period of expected benefit, which ranges from 5 to 15 years using various methods. The transaction was accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. The fair values are subject to refinement for up to one year after the closing date of the acquisition. The Company did not incur any material expenses related to the acquisition of DHFB.

3. SECURITIES

Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of June 30, 2018 and December 31, 2017 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2018
Obligations of states and political subdivisions	$525,328	$5,635	$(2,379)	$528,584
Corporate and other bonds (1)	148,933	681	(1,166)	148,448
Mortgage-backed securities	885,734	1,212	(17,512)	869,434
Other securities	11,740	—	(158)	11,582
Total AFS securities	$1,571,735	$7,528	$(21,215)	$1,558,048

December 31, 2017
Obligations of states and political subdivisions	$295,546	$6,842	$(564)	$301,824
Corporate and other bonds	113,625	1,131	(876)	113,880
Mortgage-backed securities	552,431	2,596	(6,169)	548,858
Other securities	9,737	—	(77)	9,660
Total AFS securities	$971,339	$10,569	$(7,686)	$974,222
(1) Other bonds includes asset-backed securities.

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s AFS securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of June 30, 2018 and December 31, 2017. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Obligations of states and political subdivisions	$150,377	$(2,128)	$6,444	$(251)	$156,821	$(2,379)
Mortgage-backed securities	598,640	(12,356)	141,647	(5,156)	740,287	(17,512)
Corporate bonds and other securities	47,827	(397)	34,722	(927)	82,549	(1,324)
Total AFS securities	$796,844	$(14,881)	$182,813	$(6,334)	$979,657	$(21,215)

December 31, 2017
Obligations of states and political subdivisions	$25,790	$(132)	$16,934	$(432)	$42,724	$(564)
Mortgage-backed securities	298,439	(3,267)	136,298	(2,902)	434,737	(6,169)
Corporate bonds and other securities	10,976	(99)	44,408	(854)	55,384	(953)
Total AFS securities	$335,205	$(3,498)	$197,640	$(4,188)	$532,845	$(7,686)

As of June 30, 2018, there were $182.8 million, or 75 issues, of individual AFS securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $6.3 million. As of December 31, 2017, there were $197.6 million, or 71 issues, of individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $4.2 million. The Company has determined that these securities are temporarily impaired at June 30, 2018 and December 31, 2017 for the reasons set out below:

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

Corporate and other bonds. The Company’s unrealized losses in corporate debt securities are related to both interest rate fluctuations and ratings downgrades for a limited number of securities. The majority of the securities remain investment grade and the Company’s analysis did not indicate the existence of a credit loss. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

The following table presents the amortized cost and estimated fair value of AFS securities as of June 30, 2018 and December 31, 2017, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$35,062	$35,155	$25,179	$25,326
Due after one year through five years	212,313	208,987	145,276	145,980
Due after five years through ten years	268,175	268,547	223,210	226,251
Due after ten years	1,056,185	1,045,359	577,674	576,665
Total AFS securities	$1,571,735	$1,558,048	$971,339	$974,222

For information regarding the estimated fair value of AFS securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of June 30, 2018 and December 31, 2017, see Note 7 “Commitments and Contingencies.”

Held to Maturity
During the second quarter of 2018, the Company adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 825): Targeted Improvements to Accounting for Hedging Activities.” As part of this adoption, the Company made a one-time election to transfer eligible HTM securities to the AFS category in order to optimize the investment portfolio management for capital and risk management considerations. These securities had a carrying value of $187.4 million on the date of the transfer.

The Company reports HTM securities on the Consolidated Balance Sheets at carrying value. Carrying value is amortized cost which includes any unamortized unrealized gains and losses recognized in accumulated other comprehensive income prior to reclassifying the securities from AFS securities to HTM securities. Investment securities transferred into the HTM category from the AFS category are recorded at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the HTM securities. Such unrealized gains or losses are accreted over the remaining life of the security with no impact on future net income.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of June 30, 2018 and December 31, 2017 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value (1)	Gains	(Losses)	Fair Value
June 30, 2018
Obligations of states and political subdivisions	$47,604	$70	$(25)	$47,649

December 31, 2017
Obligations of states and political subdivisions	$199,639	$4,014	$(170)	$203,483

(1) The carrying value includes $105,000 as of June 30, 2018 and $3.6 million as of December 31, 2017 of net unrealized gains present at the time of transfer from AFS securities, net of any accretion.

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s HTM securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of June 30, 2018 and December 31, 2017. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Obligations of states and political subdivisions	$13,481	$(25)	$—	$—	$13,481	$(25)

December 31, 2017
Obligations of states and political subdivisions	$18,896	$(139)	$1,084	$(31)	$19,980	$(170)

As of June 30, 2018, there were no issues of individual HTM securities that had been in a continuous loss position for more than 12 months. As of December 31, 2017, there was $1.1 million, or two issues, of individual HTM securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $31,000. These securities were municipal bonds with minimal credit exposure. For this reason, the Company has determined that these securities in a loss position were temporarily impaired as of December 31, 2017. Because the Company does not intend to sell these investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

The following table presents the amortized cost and estimated fair value of HTM securities as of June 30, 2018 and December 31, 2017, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018		December 31, 2017
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Due in one year or less	$—	$—	$3,221	$3,230
Due after one year through five years	3,943	3,938	44,289	44,601
Due after five years through ten years	3,519	3,520	79,114	80,532
Due after ten years	40,142	40,191	73,015	75,120
Total HTM securities	$47,604	$47,649	$199,639	$203,483

(1) The carrying value includes $105,000 as of June 30, 2018 and $3.6 million as of December 31, 2017 of net unrealized gains present at the time of transfer from AFS securities, net of any accretion.

For information regarding the estimated fair value of HTM securities which were pledged to secure public deposits as permitted or required by law as of June 30, 2018 and December 31, 2017, see Note 7 “Commitments and Contingencies.”

Restricted Stock, at cost
Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At June 30, 2018 and December 31, 2017, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of the Bank's outstanding capital at both June 30, 2018 and December 31, 2017. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $52.4 million and $27.6 million for June 30, 2018 and December 31, 2017 and FHLB stock in the amount of $52.4 million and $47.7 million as of June 30, 2018 and December 31, 2017, respectively.

Other-Than-Temporary-Impairment
During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the three and six months ended June 30, 2018, and in accordance with accounting guidance, no OTTI was recognized.

Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and six months ended June 30, 2018 and 2017 (dollars in thousands).

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Realized gains (losses):
Gross realized gains	$2,095	$2,793
Gross realized losses	(2,183)	(2,668)
Net realized gains	$(88)	$125

Proceeds from sales of securities	$193,666	$309,516

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Realized gains (losses):
Gross realized gains	$180	$661
Gross realized losses	(63)	(63)
Net realized gains	$117	$598

Proceeds from sales of securities	$31,320	$52,626

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Construction and Land Development	$1,250,448	$948,791
Commercial Real Estate - Owner Occupied	1,293,791	943,933
Commercial Real Estate - Non-Owner Occupied	2,318,589	1,713,659
Multifamily Real Estate	541,730	357,079
Commercial & Industrial	1,093,771	612,023
Residential 1-4 Family - Commercial	723,945	612,395
Residential 1-4 Family - Mortgage	607,155	485,690
Auto	296,706	282,474
HELOC	626,916	537,521
Consumer	298,021	408,667
Other Commercial	239,187	239,320
Total loans held for investment, net (1)	$9,290,259	$7,141,552

(1) Loans, as presented, are net of deferred fees and costs totaling $2.6 million and $1.3 million as of June 30, 2018 and December 31, 2017, respectively.

The following table shows the aging of the Company’s loan portfolio, by segment, at June 30, 2018 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$648	$292	$144	$5,183	$6,485	$1,237,696	$1,250,448
Commercial Real Estate - Owner Occupied	3,775	1,819	2,512	26,720	2,845	1,256,120	1,293,791
Commercial Real Estate - Non-Owner Occupied	44	—	—	24,680	3,068	2,290,797	2,318,589
Multifamily Real Estate	86	—	—	84	—	541,560	541,730
Commercial & Industrial	1,921	1,567	100	1,851	1,387	1,086,945	1,093,771
Residential 1-4 Family - Commercial	2,216	754	132	17,227	1,998	701,618	723,945
Residential 1-4 Family - Mortgage	4,926	2,988	2,669	18,002	7,552	571,018	607,155
Auto	2,187	419	121	11	463	293,505	296,706
HELOC	2,505	1,622	570	6,890	1,669	613,660	626,916
Consumer and all other(1)	2,722	761	673	876	195	531,981	537,208
Total loans held for investment	$21,030	$10,222	$6,921	$101,524	$25,662	$9,124,900	$9,290,259
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2017 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$1,248	$898	$1,340	$2,838	$5,610	$936,857	$948,791
Commercial Real Estate - Owner Occupied	444	81	—	14,790	2,708	925,910	943,933
Commercial Real Estate - Non-Owner Occupied	187	84	194	6,610	2,992	1,703,592	1,713,659
Multifamily Real Estate	—	—	—	80	—	356,999	357,079
Commercial & Industrial	1,147	109	214	408	316	609,829	612,023
Residential 1-4 Family - Commercial	1,682	700	579	9,414	1,085	598,935	612,395
Residential 1-4 Family - Mortgage	3,838	2,541	546	3,733	6,269	468,763	485,690
Auto	3,541	185	40	—	413	278,295	282,474
HELOC	2,382	717	217	950	2,075	531,180	537,521
Consumer and all other(1)	2,404	2,052	402	198	275	642,656	647,987
Total loans held for investment	$16,873	$7,367	$3,532	$39,021	$21,743	$7,053,016	$7,141,552
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows the PCI loan portfolios, by segment and their delinquency status, at June 30, 2018 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$269	$1,054	$3,860	$5,183
Commercial Real Estate - Owner Occupied	171	4,026	22,523	26,720
Commercial Real Estate - Non-Owner Occupied	37	2,256	22,387	24,680
Multifamily Real Estate	—	—	84	84
Commercial & Industrial	—	536	1,315	1,851
Residential 1-4 Family - Commercial	343	1,994	14,890	17,227
Residential 1-4 Family - Mortgage	1,069	2,677	14,256	18,002
Auto	—	—	11	11
HELOC	405	659	5,826	6,890
Consumer and all other(1)	7	14	855	876
Total	$2,301	$13,216	$86,007	$101,524
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2017 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$8	$57	$2,773	$2,838
Commercial Real Estate - Owner Occupied	381	478	13,931	14,790
Commercial Real Estate - Non-Owner Occupied	188	233	6,189	6,610
Multifamily Real Estate	—	—	80	80
Commercial & Industrial	—	—	408	408
Residential 1-4 Family - Commercial	433	351	8,630	9,414
Residential 1-4 Family - Mortgage	343	626	2,764	3,733
HELOC	291	214	445	950
Consumer and all other(1)	—	—	198	198
Total	$1,644	$1,959	$35,418	$39,021
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans, by segment at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a specific allowance
Construction and Land Development	$12,234	$12,326	$—	$16,035	$16,214	$—
Commercial Real Estate - Owner Occupied	10,318	10,571	—	5,427	5,527	—
Commercial Real Estate - Non-Owner Occupied	7,104	7,382	—	6,017	6,103	—
Commercial & Industrial	4,613	5,144	—	1,681	1,933	—
Residential 1-4 Family - Commercial	6,548	7,376	—	4,098	4,879	—
Residential 1-4 Family - Mortgage	13,783	14,222	—	9,512	9,786
HELOC	2,922	3,040	—	2,056	2,144	—
Consumer and all other(1)	572	747	—	567	734	—
Total impaired loans without a specific allowance	$58,094	$60,808	$—	$45,393	$47,320	$—

Loans with a specific allowance
Construction and Land Development	$948	$957	$83	$1,536	$1,573	$122
Commercial Real Estate - Owner Occupied	2,805	2,808	59	1,161	1,161	94
Commercial Real Estate - Non-Owner Occupied	78	78	1	—	—	—
Commercial & Industrial	905	907	41	1,295	1,319	128
Residential 1-4 Family - Commercial	1,033	1,036	131	1,062	1,068	35
Residential 1-4 Family - Mortgage	4,813	4,929	333	1,953	2,070	36
Auto	881	1,081	3	413	577	2
HELOC	1,459	1,469	5	464	535	51
Consumer and all other(1)	169	314	1	204	309	35
Total impaired loans with a specific allowance	$13,091	$13,579	$657	$8,088	$8,612	$503
Total impaired loans	$71,185	$74,387	$657	$53,481	$55,932	$503
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans, by segment for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$12,572	$68	$12,458	$145
Commercial Real Estate - Owner Occupied	13,130	116	13,262	238
Commercial Real Estate - Non-Owner Occupied	7,187	48	7,496	109
Commercial & Industrial	5,792	57	5,970	130
Residential 1-4 Family - Commercial	7,744	72	7,839	140
Residential 1-4 Family - Mortgage	18,876	63	18,951	163
Auto	1,002	6	1,056	17
HELOC	4,439	34	4,447	69
Consumer and all other(1)	756	9	776	16
Total impaired loans	$71,498	$473	$72,255	$1,027
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	15,111	119	14,939	235
Commercial Real Estate - Owner Occupied	6,471	61	6,507	122
Commercial Real Estate - Non-Owner Occupied	9,675	48	9,698	139
Commercial & Industrial	6,942	41	7,212	72
Residential 1-4 Family - Commercial	4,539	30	4,570	66
Residential 1-4 Family - Mortgage	8,772	13	8,802	42
Auto	347	2	368	2
HELOC	2,265	1	2,273	5
Consumer and all other(1)	564	8	405	7
Total impaired loans	54,686	323	54,774	690
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the three and six months ended June 30, 2018, the recorded investment in TDRs prior to modifications was not materially impacted by the modification.

The following table provides a summary, by segment, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018			December 31, 2017
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Construction and Land Development	4	$2,521	$—	7	$2,803	$—
Commercial Real Estate - Owner Occupied	10	3,463	—	5	2,221	—
Commercial Real Estate - Non-Owner Occupied	2	570	—	2	715	—
Commercial & Industrial	4	888	—	12	2,057	—
Residential 1-4 Family - Commercial	22	2,193	—	16	1,048	—
Residential 1-4 Family - Mortgage	28	5,553	—	24	5,194	—
HELOC	1	20	—	1	20	—
Consumer and all other (1)	1	488	—	1	495	—
Total performing	72	$15,696	$—	68	$14,553	$—
Nonperforming
Construction and Land Development	3	$1,049	$—	2	$702	$—
Commercial Real Estate - Owner Occupied	2	209	—	2	134	—
Commercial & Industrial	9	781	—	2	108	—
Residential 1-4 Family - Commercial	2	81	—	5	558	—
Residential 1-4 Family - Mortgage	11	1,808	—	7	1,264	—
HELOC	1	58	—	1	59	—
Consumer and all other (1)	1	15	—	1	24	—
Total nonperforming	29	$4,001	$—	20	$2,849	$—
Total performing and nonperforming	101	$19,697	$—	88	$17,402	$—
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. The following table shows, by segment and modification type, TDRs that occurred during the three and six months ended June 30, 2018 and TDRs that were identified by the Company as going into default during the period shown that were restructured in the prior twelve-month period (dollars in thousands):

	All Restructurings				Restructurings with Payment Default
	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018		Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment	No. of Loans	Recorded Investment
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—	—	$—	—	$—	—	$—

Term modification, at a market rate
Construction and Land Development	2	$1,263	2	$1,263	1	$255	3	$1,270
Commercial Real Estate - Owner Occupied	2	564	5	1,375	—	—	—	—
Commercial & Industrial	1	63	1	63	—	—	—	—
Residential 1-4 Family - Commercial	1	72	2	221	—	—	1	60
Residential 1-4 Family - Mortgage	4	475	5	615	—	—	—	—
Total loan term extended at a market rate	10	$2,437	15	$3,537	1	$255	4	$1,330

Term modification, below market rate
Residential 1-4 Family - Commercial	3	$608	3	$608	—	$—	—	$—
Residential 1-4 Family - Mortgage	2	248	4	413	—	—	—	—
Total loan term extended at a below market rate	5	$856	7	$1,021	—	$—	—	$—

Total	15	$3,293	22	$4,558	1	$255	4	$1,330

The following table shows, by segment and modification type, TDRs that occurred during the three and six months ended June 30, 2017 and TDRs that were identified by the Company as going into default during the period shown that were restructured in the prior twelve-month period (dollars in thousands):

	All Restructurings				Restructurings with Payment Default
	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017		Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment	No. of Loans	Recorded Investment
Modified to interest only, at a market rate
Construction and Land Development	—	$—	—	$—	2	$240	2	$240
Commercial Real Estate - Owner Occupied	—	—	—	—	1	469	1	469
Commercial & Industrial	—	—	5	661	—	—	—	—
Residential 1-4 Family - Commercial	—	—	—	—	1	158	1	158
Total interest only at market rate of interest	—	$—	5	$661	4	$867	4	$867

Term modification, at a market rate
Construction and Land Development	3	$1,084	3	$1,084	—	$—	—	$—
Commercial Real Estate - Non-Owner Occupied	—	—	2	1,631	—	—	—	—
Commercial & Industrial	2	157	4	973	—	—	—	—
Residential 1-4 Family - Commercial	—	—	1	206	—	—	—	—
Residential 1-4 Family - Mortgage	2	562	4	733	—	—	—	—
Consumer and all other(1)	1	495	1	495	—	—	—	—
Total loan term extended at a market rate	8	$2,298	15	$5,122	—	$—	—	$—

Term modification, below market rate
Commercial Real Estate - Owner Occupied	1	$844	1	$844	—	$—	—	$—
Commercial & Industrial	1	85	3	195	—	—	—	—
Residential 1-4 Family - Commercial	—	—	2	86	—	—	—	—
Residential 1-4 Family - Mortgage	3	244	5	1,021	1	261	1	261
Total loan term extended at a below market rate	5	$1,173	11	$2,146	1	$261	1	$261

Total	13	$3,471	31	$7,929	5	$1,128	5	$1,128
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the allowance for loan loss activity by segment for the six months ended June 30, 2018 and 2017. The tables below include the provision for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Six Months Ended June 30, 2018
	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$9,709	$279	$(61)	$(600)	$9,327
Commercial Real Estate - Owner Occupied	2,931	346	(125)	788	3,940
Commercial Real Estate - Non-Owner Occupied	7,544	7	(94)	295	7,752
Multifamily Real Estate	1,092	5	—	633	1,730
Commercial & Industrial	4,552	260	(459)	2,029	6,382
Residential 1-4 Family - Commercial	4,437	140	(113)	(1,927)	2,537
Residential 1-4 Family - Mortgage	1,524	202	(141)	304	1,889
Auto	975	190	(480)	403	1,088
HELOC	1,360	469	(267)	(263)	1,299
Consumer and all other(1)	4,084	783	(3,799)	4,258	5,326
Total	$38,208	$2,681	$(5,539)	$5,920	$41,270
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	Six Months Ended June 30, 2017
	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$10,055	$45	$(253)	$(792)	$9,055
Commercial Real Estate - Owner Occupied	3,801	65	—	(514)	3,352
Commercial Real Estate - Non-Owner Occupied	6,622	1	(677)	1,390	7,336
Multifamily Real Estate	1,236	—	—	(117)	1,119
Commercial & Industrial	4,627	262	(557)	1,282	5,614
Residential 1-4 Family - Commercial	3,698	211	(158)	31	3,782
Residential 1-4 Family - Mortgage	2,701	55	(308)	18	2,466
Auto	946	249	(586)	311	920
HELOC	1,328	202	(573)	383	1,340
Consumer and all other(1)	2,178	582	(1,848)	2,318	3,230
Total	$37,192	$1,672	$(4,960)	$4,310	$38,214
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the loan and allowance for loan loss balances based on impairment methodology by segment as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$13,182	$83	$1,232,083	$9,244	$5,183	$—	$1,250,448	$9,327
Commercial Real Estate - Owner Occupied	13,123	59	1,253,948	3,881	26,720	—	1,293,791	3,940
Commercial Real Estate - Non-Owner Occupied	7,182	1	2,286,727	7,751	24,680	—	2,318,589	7,752
Multifamily Real Estate	—	—	541,646	1,730	84	—	541,730	1,730
Commercial & Industrial	5,518	41	1,086,402	6,341	1,851	—	1,093,771	6,382
Residential 1-4 Family - Commercial	7,581	131	699,137	2,406	17,227	—	723,945	2,537
Residential 1-4 Family - Mortgage	18,596	333	570,557	1,556	18,002	—	607,155	1,889
Auto	881	3	295,814	1,085	11	—	296,706	1,088
HELOC	4,381	5	615,645	1,294	6,890	—	626,916	1,299
Consumer and all other(1)	741	1	535,591	5,325	876	—	537,208	5,326
Total loans held for investment, net	$71,185	$657	$9,117,550	$40,613	$101,524	$—	$9,290,259	$41,270
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	December 31, 2017
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$17,571	$122	$928,382	$9,587	$2,838	$—	$948,791	$9,709
Commercial Real Estate - Owner Occupied	6,588	94	922,555	2,837	14,790	—	943,933	2,931
Commercial Real Estate - Non-Owner Occupied	6,017	—	1,701,032	7,544	6,610	—	1,713,659	7,544
Multifamily Real Estate	—	—	356,999	1,092	80	—	357,079	1,092
Commercial & Industrial	2,976	128	608,639	4,424	408	—	612,023	4,552
Residential 1-4 Family - Commercial	5,160	35	597,821	4,402	9,414	—	612,395	4,437
Residential 1-4 Family - Mortgage	11,465	36	470,492	1,488	3,733	—	485,690	1,524
Auto	413	2	282,061	973	—	—	282,474	975
HELOC	2,520	51	534,051	1,309	950	—	537,521	1,360
Consumer and all other(1)	771	35	647,018	4,049	198	—	647,987	4,084
Total loans held for investment, net	$53,481	$503	$7,049,050	$37,705	$39,021	$—	$7,141,552	$38,208
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

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of June 30, 2018 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,175,380	$57,960	$11,925	$—	$1,245,265
Commercial Real Estate - Owner Occupied	1,205,921	50,989	10,161	—	1,267,071
Commercial Real Estate - Non-Owner Occupied	2,245,538	41,367	7,004	—	2,293,909
Multifamily Real Estate	526,392	15,254	—	—	541,646
Commercial & Industrial	1,056,472	33,041	2,407	—	1,091,920
Residential 1-4 Family - Commercial	686,817	15,161	4,740	—	706,718
Residential 1-4 Family - Mortgage	572,050	6,353	10,564	186	589,153
Auto	293,409	2,531	737	18	296,695
HELOC	613,491	3,044	3,491	—	620,026
Consumer and all other(1)	532,554	3,067	697	14	536,332
Total	$8,908,024	$228,767	$51,726	$218	$9,188,735
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

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of June 30, 2018 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,784	$1,286	$2,113	$—	$5,183
Commercial Real Estate - Owner Occupied	3,643	16,444	6,633	—	26,720
Commercial Real Estate - Non-Owner Occupied	3,507	16,103	5,070	—	24,680
Multifamily Real Estate	—	84	—	—	84
Commercial & Industrial	871	210	770	—	1,851
Residential 1-4 Family - Commercial	6,467	7,235	3,525	—	17,227
Residential 1-4 Family - Mortgage	11,661	768	5,573	—	18,002
Auto	11	—	—	—	11
HELOC	4,611	854	1,395	30	6,890
Consumer and all other(1)	90	727	59	—	876
Total	$32,645	$43,711	$25,138	$30	$101,524
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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$14,563	$19,739
Additions	12,225	—
Accretion	(4,673)	(3,188)
Reclass of nonaccretable difference due to improvement in expected cash flows	139	2,072
Measurement period adjustment	2,981	—
Other, net (1)	70	(875)
Balance at end of period	$25,305	$17,748

(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $101.5 million at June 30, 2018 and $39.0 million at December 31, 2017. The outstanding balance of the Company’s PCI loan portfolio totaled $124.6 million at June 30, 2018 and $47.9 million at December 31, 2017. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $2.4 billion at June 30, 2018 and $892.4 million at December 31, 2017; the remaining discount on these loans totaled $36.2 million at June 30, 2018 and $13.7 million at December 31, 2017.

5. INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangibles are being amortized over the period of expected benefit, which ranges from 4 to 14 years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years, using various methods. On January 1, 2018, the Company completed its acquisition of Xenith and acquired core deposit intangibles of $38.5 million and recorded goodwill in the amount of $424.1 million. On April 1, 2018, the Company completed its acquisition of DHFB and acquired other amortizable intangibles of $4.3 million and recorded goodwill in the amount of $3.4 million. See Note 2 "Acquisitions" for additional information.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2018. In connection with the wind down of UMG, during the second quarter of 2018, the Company wrote off the goodwill in the amount of $864,000, which is included in discontinued operations.

Amortization expense of intangibles for the three and six months ended June 30, 2018 totaled $3.2 million and $6.4 million, respectively; and the three and six months ended June 30, 2017 totaled $1.5 million and $3.2 million, respectively. As of June 30, 2018, the estimated remaining amortization expense of intangibles is as follows (dollars in thousands):

For the remaining six months of 2018	$6,112
For the year ending December 31, 2019	10,869
For the year ending December 31, 2020	8,910
For the year ending December 31, 2021	6,992
For the year ending December 31, 2022	5,312
Thereafter	13,016
Total estimated amortization expense	$51,211

6. BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Securities sold under agreements to repurchase	$50,299	$49,152
Other short-term borrowings (1)	742,900	745,000
Total short-term borrowings	$793,199	$794,152

Maximum month-end outstanding balance	$1,265,110	$794,152
Average outstanding balance during the period	1,133,761	602,553
Average interest rate (during the period)	1.67%	1.00%
Average interest rate at end of period	1.81%	1.32%
(1) As of June 30, 2018 and December 31, 2017, all other short-term borrowings were FHLB advances.

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $237.0 million and $227.0 million at June 30, 2018 and December 31, 2017, respectively. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both June 30, 2018 and December 31, 2017. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $3.9 billion and $2.7 billion at June 30, 2018 and December 31, 2017, respectively.

Long-term Borrowings

In connection with several previous bank acquisitions, the Company issued and acquired trust preferred capital notes of $58.5 million and $32.0 million, respectively. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired trust preferred capital notes totaling $55.0 million with a fair value discount of $9.9 million. The remaining fair value discount on all acquired trust preferred capital notes was $16.0 million at June 30, 2018. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Trust Preferred Capital Securities (1)	Investment (1)	Spread to 3-Month LIBOR	Rate (2)	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	5.09%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	3.74%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	5.07%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	5.44%	6/26/2033
Gateway Capital Statutory Trust I	8,000,000	248,000	3.10%	5.44%	9/17/2033
Gateway Capital Statutory Trust II	7,000,000	217,000	2.65%	4.99%	6/17/2034
Gateway Capital Statutory Trust III	15,000,000	464,000	1.50%	3.84%	5/30/2036
Gateway Capital Statutory Trust IV	25,000,000	774,000	1.55%	3.89%	7/30/2037
Total	$145,500,000	$4,504,000
(1) The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company's junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company's investment in the trusts is reported in "Other Assets" on the Consolidated Balance Sheets.
(2) Rate as of June 30, 2018.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with an initial fixed interest rate of 5.00% through December 15, 2021. The interest rate then changes to a floating rate of LIBOR plus 3.175% through its maturity date on December 15, 2026. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired $8.5 million of subordinated notes with a fair value premium of $259,000, which was $207,000 at June 30, 2018. The acquired subordinated notes have a fixed interest rate of 6.75% and a maturity date of June 30, 2025. At June 30, 2018 and December 31, 2017, the carrying value of all subordinated notes was $158.5 million and $150.0 million, respectively, with a remaining issuance discount of $1.7 million and $1.8 million, respectively. The subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with the acquired subordinated notes and is considered to be in compliance with these covenants.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings on the Company’s Consolidated Balance Sheets. In accordance with ASC 470-50, Modifications and Extinguishments, the Company is amortizing this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings on the Company’s Consolidated Statements of Income. Amortization expense for the three and six months ended June 30, 2018 and 2017 was $490,000 and $971,000 and $478,000 and $947,000, respectively.

In connection with an acquisition in 2014, the Company assumed $70.0 million in long-term borrowings with the FHLB of which there is $10.0 million remaining at June 30, 2018 that had a remaining fair value premium of $19,000.

As of June 30, 2018, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	2.78%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	2.79%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	2.79%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	2.79%	11/23/2022	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
Fixed Rate Hybrid	—	2.37%	10/10/2019	25,000
Fixed Rate Hybrid	—	1.58%	5/18/2020	20,000
				$225,000
(1) Interest rates calculated using non-rounded numbers.

As of December 31, 2017, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	2.13%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	2.15%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	2.15%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	2.15%	11/23/2022	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
Fixed Rate Hybrid	—	1.58%	5/18/2020	20,000
				$200,000
(1) Interest rates calculated using non-rounded numbers.

For information on the carrying value of loans and securities pledged as collateral on FHLB advances as of June 30, 2018 and December 31, 2017, refer to Note 7 "Commitments and Contingencies".

As of June 30, 2018, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount) (1)	Prepayment Penalty	Total Long-term Borrowings
For the remaining six months of 2018	$—	$—	$40,000	$(405)	$(999)	$38,596
2019	—	—	25,000	(862)	(2,018)	22,120
2020	—	—	20,000	(936)	(2,074)	16,990
2021	—	—	—	(1,006)	(2,119)	(3,125)
2022	—	—	140,000	(1,029)	(1,707)	137,264
Thereafter	150,004	158,500	—	(13,272)	—	295,232
Total long-term borrowings	$150,004	$158,500	$225,000	$(17,510)	$(8,917)	$507,077
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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss rates, current economic conditions, risk ratings, and past due status among other factors in the consideration of whether credit losses are inherent in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve that includes balances relating to mortgage loans previously sold based on historical statistics and loss rates. As of June 30, 2018 and December 31, 2017, the Company's reserves for off-balance sheet credit risk and indemnification were $1.3 million and $795,000, respectively.

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

The following table presents the balances of commitments and contingencies (dollars in thousands):

	June 30, 2018	December 31, 2017
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$2,856,128	$2,192,812
Standby letters of credit	173,783	127,435
Total commitments with off-balance sheet risk	$3,029,911	$2,320,247

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the period ended June 30, 2018, the aggregate amount of daily average required reserves was approximately $54.2 million and was satisfied by deposits maintained with the Federal Reserve Bank.

As of June 30, 2018, the Company had approximately $21.4 million in deposits in other financial institutions, of which $13.4 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $6.1 million in deposits in other financial institutions that were uninsured at June 30, 2018. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 8 “Derivatives” for additional information.

As part of the Company's liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at June 30, 2018 and December 31, 2017 (dollars in thousands):

	Pledged Assets as of June 30, 2018
	Cash	AFS Securities (1)	HTM Securities (1)	Loans (2)	Total
Public deposits	$—	$437,645	$7,457	$—	$445,102
Repurchase agreements	—	71,142	—	—	71,142
FHLB advances	—	606	—	2,696,674	2,697,280
Derivatives	13,372	2,583	—	—	15,955
Other purposes	—	25,422	—	—	25,422
Total pledged assets	$13,372	$537,398	$7,457	$2,696,674	$3,254,901
(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2017
	Cash	AFS Securities (1)	HTM Securities (1)	Loans (2)	Total
Public deposits	$—	$242,472	$197,482	$—	$439,954
Repurchase agreements	—	77,942	—	—	77,942
FHLB advances	—	878	—	2,390,509	2,391,387
Derivatives	23,870	3,656	—	—	27,526
Other purposes	—	15,043	—	—	15,043
Total pledged assets	$23,870	$339,991	$197,482	$2,390,509	$2,951,852

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

In connection with the Shore Premier sale, the Company received 1,250,000 shares of the purchasing company's common stock with a contractual amount of $28.9 million, the fair value of which was $28.2 million at June 30, 2018. The purchasing company has agreed for a period of 30 days to pay additional cash consideration to the Company to the extent any sales of its common stock by the Company, following satisfaction of any required holding periods or other requirements under the Securities Act of 1933, are at prices lower than the agreed upon value at the time of entry into the agreement. The fair value of the related derivative at June 30, 2018 was approximately $700,000. For more information regarding the sale of Shore Premier, see Note 1 “Accounting Policies.”

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

On June 13, 2016, the Company terminated three interest rate swaps designated as cash flow hedges prior to their respective maturity dates. The unrealized gain of $1.3 million within Accumulated Other Comprehensive Income will be reclassified into earnings over a three year period, the term of the hedged item, using the effective interest method. The estimated net amount of gains expected to be reclassified into earnings by June 30, 2019 is $409,000.

Fair Value Hedge
Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates. During the normal course of business, the Company enters into interest rate swaps to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At June 30, 2018 and December 31, 2017, the aggregate notional amount of the related hedged items totaled $82.7 million and $81.0 million, respectively, and the fair value of the related hedged items was an unrealized loss of $2.9 million and $1.2 million, respectively.

The Company applies hedge accounting in accordance with authoritative guidance, and the fair value hedge and the underlying hedged item, attributable to the risk being hedged, are recorded at fair value with unrealized gains and losses being recorded on the Company’s Consolidated Statements of Income. Statistical regression analysis is used to assess hedge effectiveness, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in fair value of the asset being hedged due to changes in the hedged risk. The Company’s fair value hedges continue to be highly effective and had no material impact on the Consolidated Statements of Income, but if any ineffectiveness exists, portions of the unrealized gains or losses would be recorded in interest income or interest expense on the Company’s Consolidated Statements of Income.

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

The following table summarizes key elements of the Company’s derivative instruments as of June 30, 2018 and December 31, 2017, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	June 30, 2018			December 31, 2017
		Derivative (2)			Derivative (2)
	Notional or Contractual Amount (1)	Assets	Liabilities	Notional or Contractual Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$152,500	$—	$3,671	$152,500	$49	$8,005
Fair value hedges	82,674	2,925	35	80,973	1,598	76
Derivatives not designated as accounting hedges:
Loan Swaps
Pay fixed - receive floating interest rate swaps	738,441	18,772	1,834	529,736	—	1,350
Pay floating - receive fixed interest rate swaps	738,441	1,834	18,772	529,736	1,350	—
Other contracts:
Interest rate lock commitments	20,623	200	—	34,314	559	—
Best efforts forward delivery commitments	59,605	—	182	73,777	12	—

(1) Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
(2) Balances represent fair value of derivative financial instruments.

For information regarding collateral pledged on derivative instruments, see Note 7 “Commitments and Contingencies.”

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in AOCI for the three and six months ended June 30, 2018 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - March 31, 2018	$(11,485)	$2,406	$(2,148)	$(1,083)	$(12,310)
Transfer of HTM securities to AFS securities (1)	2,785	(2,785)	—	—	—
Cumulative effects from adoption of new accounting standard (2)	404	583	(1,094)	—	(107)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification (1)	(2,586)	—	675	—	(1,911)
Amounts reclassified from AOCI into earnings	69	(99)	294	19	283
Net current period other comprehensive income (loss)	(2,517)	(99)	969	19	(1,628)
Balance - June 30, 2018	$(10,813)	$105	$(2,273)	$(1,064)	$(14,045)
(1) During the second quarter of 2018, the Company adopted ASU No. 2017-12. As part of this adoption, the Company made a one-time election to transfer eligible HTM securities to the AFS category. The transfer of these securities resulted in an increase of approximately $400,000 to AOCI and is included as unrealized gains (losses) on AFS securities above.
(2) During the second quarter of 2018, the Company adopted ASU No. 2018-02, which resulted in a reclassification of these amounts from AOCI to retained earnings.

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2017	$1,874	$2,705	$(4,361)	$(1,102)	$(884)
Transfer of HTM securities to AFS securities (1)	2,785	(2,785)	—	—	—
Cumulative effects from adoption of new accounting standard (2)	404	583	(1,094)	—	(107)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification (1)	(15,777)	—	2,639	—	(13,138)
Amounts reclassified from AOCI into earnings	(99)	(398)	543	38	84
Net current period other comprehensive income (loss)	(15,876)	(398)	3,182	38	(13,054)
Balance - June 30, 2018	$(10,813)	$105	$(2,273)	$(1,064)	$(14,045)
(1) During the second quarter of 2018, the Company adopted No. ASU 2017-12. As part of this adoption, the Company made a one-time election to transfer eligible HTM securities to the AFS category. The transfer of these securities resulted in an increase of approximately $400,000 to AOCI and is included as unrealized gains (losses) on AFS securities above.
(2) During the second quarter of 2018, the Company adopted No. ASU 2018-02, which resulted in a reclassification of these amounts from AOCI to retained earnings.

The change in AOCI for the three and six months ended June 30, 2017 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - March 31, 2017	$2,782	$3,193	$(5,030)	$(1,356)	$(411)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	5,027	—	(775)	—	4,252
Amounts reclassified from AOCI into earnings	(76)	(160)	318	85	167
Net current period other comprehensive income (loss)	4,951	(160)	(457)	85	4,419
Balance - June 30, 2017	$7,733	$3,033	$(5,487)	$(1,271)	$4,008

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2016	$(542)	$3,377	$(5,179)	$(1,465)	$(3,809)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	8,664	—	(807)	—	7,857
Amounts reclassified from AOCI into earnings	(389)	(344)	499	194	(40)
Net current period other comprehensive income (loss)	8,275	(344)	(308)	194	7,817
Balance - June 30, 2017	$7,733	$3,033	$(5,487)	$(1,271)	$4,008
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

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale, as well as best effort forward delivery commitments to mitigate interest rate risk; these instruments are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. This value, however, is adjusted by a pull-through rate, which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments, while a decrease in the pull-through rate will result in a negative fair value adjustment. The Company’s weighted average pull-through rate was approximately 80% as of June 30, 2018 and December 31, 2017. The interest rate lock commitments are recorded as a component of “Other Assets” on the Company’s Consolidated Balance Sheets.

AFS Securities
AFS securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity, then the security would fall to the lowest level of the hierarchy (Level 3).

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2018 and December 31, 2017.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

Marketable Equity Securities
Marketable securities are carried at fair value. Fair value is based on the reported market price of the publicly traded stock (Level 1).

Loans held for sale
Loans held for sale are carried at fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). At June 30, 2018, loans held for sale are included in "Assets of discontinued operations" on the Company's Consolidated Balance Sheets. Refer to Note 13 "Segment Reporting & Discontinued Operations" for further discussion regarding discontinued operations.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 (dollars in thousands):

	Fair Value Measurements at June 30, 2018 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
Obligations of states and political subdivisions	$—	$528,584	$—	$528,584
Corporate and other bonds	—	148,448	—	148,448
Mortgage-backed securities	—	869,434	—	869,434
Other securities	—	11,582	—	11,582
Marketable equity securities	28,200	—	—	28,200
Loans held for sale	—	40,190	—	40,190
Derivatives:
Interest rate swap	—	20,606	—	20,606
Fair value hedges	—	2,925	—	2,925
Interest rate lock commitments	—	—	200	200

LIABILITIES
Derivatives:
Interest rate swap	$—	$20,606	$—	$20,606
Cash flow hedges	—	3,671	—	3,671
Fair value hedges	—	35	—	35
Best efforts forward delivery commitments	—	—	182	182

	Fair Value Measurements at December 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
Obligations of states and political subdivisions	$—	$301,824	$—	$301,824
Corporate and other bonds	—	113,880	—	113,880
Mortgage-backed securities	—	548,858	—	548,858
Other securities	—	9,660	—	9,660
Loans held for sale	—	40,662	—	40,662
Derivatives:
Interest rate swap	—	1,350	—	1,350
Cash flow hedges	—	49	—	49
Fair value hedges	—	1,598	—	1,598
Interest rate lock commitments	—	—	559	559
Best efforts forward delivery commitments	—	—	12	12

LIABILITIES
Derivatives:
Interest rate swap	$—	$1,350	$—	$1,350
Cash flow hedges	—	8,005	—	8,005
Fair value hedges	—	76	—	76
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

Impaired loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). At June 30, 2018 and December 31, 2017, the Level 3 weighted average adjustments related to impaired loans were 4.0% and 3.0%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

OREO
OREO is evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Fair values of OREO are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. At June 30, 2018 and December 31, 2017, the Level 3 weighted average adjustments related to OREO were approximately 19.4% and 22.5%, respectively.

Total valuation expenses related to OREO properties for the three months ended June 30, 2018 and 2017 totaled $383,000 and $19,000, respectively. Total valuation expenses related to OREO properties for the six months ended June 30, 2018 and 2017 totaled $1.1 million and $257,000 respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017 (dollars in thousands):

	Fair Value Measurements at June 30, 2018 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$5,135	$5,135
OREO	—	—	7,995	7,995

	Fair Value Measurements at December 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$3,229	$3,229
OREO	—	—	6,636	6,636

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

HTM Securities
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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2018 and December 31, 2017.

Loans
With the adoption of ASU No. 2016-01 during the first quarter of 2018, the fair value of loans at June 30, 2018 were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans. At December 31, 2017, the fair value of performing loans were estimated by discounting expected future cash flows using a yield curve that is constructed by adding a loan spread to a market yield curve. Loan spreads are based on spreads currently observed in the market for loans of similar type and structure. Fair value for impaired loans and their respective level within the fair value hierarchy are described in the previous disclosure related to fair value measurements of assets that are measured on a nonrecurring basis.

Bank-owned life insurance
The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.

Deposits
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. With the adoption of ASU No. 2016-01 during the first quarter of 2018, the fair value of certificates of deposits at June 30, 2018 were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period. At December 31, 2017, the fair value of certificates of deposit was estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowings
The carrying value of the Company’s repurchase agreements is a reasonable estimate of fair value. With the adoption of ASU No. 2016-01 during the first quarter of 2018, subordinated debt and trust preferred cash flows at June 30, 2018 are forecasted at the stated coupon rate and discounted back to the measurement date using the prevailing market rate. The prevailing market rate is based on implied market yields for recently issued debt with similar durations by institutions of similar size. Other borrowings, including subordinated debt and trust preferred at December 31, 2017 are discounted using the current yield curve for the same type of borrowing. For borrowings with embedded optionality, a third party source is used to value the instrument. The Company validates all third party valuations for borrowings with optionality using Bloomberg Valuation Service’s derivative pricing functions.

Accrued interest
The carrying amounts of accrued interest approximate fair value.

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2018 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$578,053	$578,053	$—	$—	$578,053
AFS securities	1,558,048	—	1,558,048	—	1,558,048
HTM securities	47,604	—	47,649	—	47,649
Marketable equity securities	28,200	28,200	—	—	28,200
Restricted stock	104,837	—	104,837	—	104,837
Loans held for sale	40,190	—	40,190	—	40,190
Net loans	9,248,989	—	—	9,149,667	9,149,667
Derivatives:
Interest rate swap	20,606	—	20,606	—	20,606
Fair value hedge	2,925	—	2,925	—	2,925
Interest rate lock commitments	200	—	—	200	200
Accrued interest receivable	37,314	—	37,314	—	37,314
BOLI	260,124	—	260,124	—	260,124

LIABILITIES
Deposits	$9,797,272	$—	$9,814,479	$—	$9,814,479
Borrowings	1,300,276	—	1,287,968	—	1,287,968
Accrued interest payable	3,794	—	3,794	—	3,794
Derivatives:
Interest rate swap	20,606	—	20,606	—	20,606
Cash flow hedges	3,671	—	3,671	—	3,671
Fair value hedges	35	—	35	—	35
Best efforts forward delivery commitments	182	—	—	182	182

		Fair Value Measurements at December 31, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$199,373	$199,373	$—	$—	$199,373
AFS securities	974,222	—	974,222	—	974,222
HTM securities	199,639	—	203,483	—	203,483
Restricted stock	75,283	—	75,283	—	75,283
Loans held for sale	40,662	—	40,662	—	40,662
Net loans	7,103,344	—	—	7,117,593	7,117,593
Derivatives:
Interest rate swap	1,350	—	1,350	—	1,350
Cash flow hedges	49	—	49	—	49
Fair value hedges	1,598	—	1,598	—	1,598
Interest rate lock commitments	559	—	—	559	559
Best efforts forward delivery commitments	12	—	—	12	12
Accrued interest receivable	26,427	—	26,427	—	26,427
BOLI	182,854	—	182,854	—	182,854

LIABILITIES
Deposits	$6,991,718	$—	$6,977,845	$—	$6,977,845
Borrowings	1,219,414	—	1,198,645	—	1,198,645
Accrued interest payable	2,538	—	2,538	—	2,538
Derivatives:
Interest rate swap	1,350	—	1,350	—	1,350
Cash flow hedges	8,005	—	8,005	—	8,005
Fair value hedges	76	—	76	—	76

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

Noninterest income disaggregated by major source, for the three and six months ended June 30, 2018 and 2017, consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Noninterest income:
Deposit Service Charges (1):
Overdraft fees, net	$5,173	$3,845	$9,992	$7,576
Maintenance fees & other	1,016	768	2,091	1,553
Other service charges and fees (1)	1,278	1,120	2,512	2,259
Interchange fees, net (1)	4,792	3,867	9,280	7,449
Fiduciary and asset management fees (1):
Trust asset management fees	1,436	1,257	2,781	2,525
Registered advisor management fees, net	1,606	637	2,325	1,307
Brokerage management fees, net	998	831	1,990	1,687
Gains (losses) on securities transactions, net	(88)	117	125	598
Bank owned life insurance income	1,728	1,335	3,395	3,460
Loan-related interest rate swap fees	898	1,031	1,617	2,211
Gain on Shore Premier sale	20,899	—	20,899	—
Other operating income (2)	861	454	3,858	1,450
Total noninterest income (3)	$40,597	$15,262	$60,865	$32,075

(1) Income within scope of ASC 606.
(2) Includes income within the scope of ASC 606 of $874,000 and $468,000 for the three months ended June 30, 2018 and 2017, respectively, and $1.6 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively. The remaining balancing is outside the scope of ASC 606.
(3) Noninterest income for the discontinued mortgage segment is reported in Note 13, "Segment Reporting & Discontinued Operations."

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

The following table presents earnings per share from continuing operations, discontinued operations and total net income available to common shareholders for the three and six months ended June 30, 2018 and 2017 (dollars in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income:
Income from continuing operations	$49,800	$17,482	$66,374	$36,683
Income (loss) from discontinued operations	(2,473)	474	(2,408)	397
Net income available to common shareholders	$47,327	$17,956	$63,966	$37,080

Weighted average shares outstanding, basic	$65,919	$43,693	$65,738	$43,674
Dilutive effect of stock awards and warrants	47	91	64	81
Weighted average shares outstanding, diluted	$65,966	$43,784	$65,802	43,755

Basic earnings per share:
Earnings per share from continuing operations	$0.76	$0.40	$1.01	$0.84
Earnings per share from discontinued operations	(0.04)	0.01	(0.04)	0.01
Earnings per share available to common shareholders	$0.72	$0.41	$0.97	$0.85

Diluted earnings per share:
Earnings per share from continuing operations	$0.75	$0.40	$1.01	$0.84
Earnings per share from discontinued operations	(0.03)	0.01	(0.04)	0.01
Earnings per share available to common shareholders	$0.72	$0.41	$0.97	$0.85

13. SEGMENT REPORTING & DISCONTINUED OPERATIONS

On May 23, 2018, the Bank announced that it had entered into a definitive agreement with a third party mortgage company to allow the third party mortgage company to offer residential mortgages from certain Bank locations. As a result of this arrangement, the Bank began winding down the operations of UMG, the Company's reportable mortgage segment. Effective at the close of business June 1, 2018, UMG was no longer originating mortgages in its name. The decision to exit the mortgage business was based on a number of strategic priorities and other factors, including the additional investment in the business required to achieve the necessary scale to be competitive. As a result of this decision, the community bank segment is the only remaining reportable segment and does not require separate reporting disclosures.

As of June 30, 2018, assets from discontinued operations totaled $43.5 million, which included $40.2 million of loans held for sale, and were reported in assets from discontinued operations on the Company's consolidated balance sheet. The Company also reported $4.4 million as liabilities of discontinued operations on the consolidated balance sheet. Management believes there are no material on-going obligations with respect to the mortgage banking business that have not been recorded in the Company's consolidated financial statements.

The following table presents summarized operating results of the discontinued mortgage segment for the three and six months ended June 30, 2018 and 2017, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net interest income	$368	$295	$642	$496
Provision for credit losses	(240)	(11)	(264)	7
Net interest income after provision for credit losses	608	306	906	489
Noninterest income	1,668	2,794	3,710	4,819
Noninterest expenses	5,361	2,355	7,624	4,657
Income before income taxes	(3,085)	745	(3,008)	651
Income tax expense (benefit)	(612)	271	(600)	254
Net income (loss) on discontinued operations	$(2,473)	$474	$(2,408)	$397

14. SUBSEQUENT EVENTS

On July 1, 2018, ODCM completed its previously announced acquisition of Outfitter Advisors, Inc., a McLean, Virginia based registered investment advisory firm with approximately $400 million in assets under management and advisement.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Union Bankshares Corporation

We have reviewed the accompanying consolidated balance sheet of Union Bankshares Corporation (the “Company”) as of June 30, 2018, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2018 and 2017, and the consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP

Richmond, Virginia
August 7, 2018

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2017 Form 10-K, including management’s discussion and analysis. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact, are based on certain assumptions as of the time they are made, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any projected future results, performance, or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

•
the possibility that any of the anticipated benefits of the acquisition of Xenith will not be realized or will not be realized within the expected time period, the expected revenue synergies and cost savings from the acquisition may not be fully realized or realized within the expected time frame, revenues following the acquisition may be lower than expected, or customer and employee relationships and business operations may be disrupted by the acquisition,

•	changes in interest rates,

•	general economic and financial market conditions,

•	the Company’s ability to manage its growth or implement its growth strategy,

•	the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets,

•	levels of unemployment in the Bank’s lending area,

•	real estate values in the Bank’s lending area,

•	an insufficient allowance for loan losses,

•	the quality or composition of the loan or investment portfolios,

•	concentrations of loans secured by real estate, particularly commercial real estate,

•	the effectiveness of the Company’s credit processes and management of the Company’s credit risk,

•	demand for loan products and financial services in the Company’s market area,

•	the Company’s ability to compete in the market for financial services,

•	technological risks and developments, and cyber threats, attacks, or events,

•	performance by the Company’s counterparties or vendors,

•	deposit flows,

•	the availability of financing and the terms thereof,

•	the level of prepayments on loans and mortgage-backed securities,

•	legislative or regulatory changes and requirements,

•	the impact of the Tax Act, including, but not limited to, the effect of the lower corporate tax rate, including on the valuation of the Company's tax assets and liabilities,

•	any future refinements to the Company's preliminary analysis of the impact of the Tax Act on the Company,

•	changes in the effect of the Tax Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplement legislation,

•	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, and

•	accounting principles and guidelines.

More information on risk factors that could affect the Company’s forward-looking statements is available on the Company’s website, http://investors.bankatunion.com, or the Company's Annual Report on Form 10-K for the year ended December 31, 2017, this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and other reports filed with the SEC. The information on the Company’s website is not a part of this Form 10-Q. All risk factors and uncertainties described in those documents should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

ABOUT UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Union Bankshares Corporation (NASDAQ: UBSH) is the holding company for Union Bank & Trust, which has 147 branches, 7 of which are operated as Xenith Bank, a division of Union Bank & Trust of Richmond, Virginia, and approximately 200 ATMs located throughout Virginia and in portions of Maryland and North Carolina. Non-bank affiliates of the holding company include: Old Dominion Capital Management, Inc. and Dixon, Hubard, Feinour, & Brown, Inc., which both provide investment advisory services, and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH. Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of or incorporated into this report.

RESULTS OF OPERATIONS

Executive Overview

On January 1, 2018, the Company completed the acquisition of Xenith, a bank holding company based in Richmond, Virginia. The Company's second quarter and six month results for 2018 include the financial results of Xenith.

On April 1, the Bank completed its acquisition of DHFB, a Roanoke, Virginia based investment advisory firm. The Company's results for the second quarter of 2018 include the financial results of DHFB.

On May 23, 2018, the Bank announced that it had entered into a definitive agreement with a third party mortgage company to allow the third party mortgage company to offer residential mortgages from certain Bank locations. As a result of this arrangement, the Bank began winding-down the operations of UMG. Effective at the close of business June 1, 2018, UMG was no longer originating mortgages in its name. In connection with this transaction, the Company recorded exit costs totaling approximately $3.4 million, which includes goodwill impairment of approximately $864,000. These costs and the Company's mortgage segment results are reported within discontinued operations results.

On June 29, 2018, the Bank entered into an agreement to sell substantially all of the assets and certain specific liabilities of its Shore Premier Finance division, consisting primarily of marine loans totaling approximately $383.9 million, for a purchase price consisting of approximately $375.0 million in cash and 1,250,000 shares of the purchasing company's common stock. The sale generated an after-tax gain of approximately $16.5 million, net of transaction and other related costs.

On June 29, 2018, the Bank sold approximately $206.3 million in consumer home improvement loans that had been originated through a third-party lending program. These loans were sold at par.

The Company closed three branches during the second quarter of 2018 as part of conversion activities related to its acquisition of Xenith. After further analyzing its branch footprint, the Company has decided to consolidate an additional seven branches, approximately 5% of the Company's branch network, during the third quarter of 2018. The upcoming third quarter branch closures resulted in after-tax branch closure costs of approximately $474,000 that were recorded in the second quarter of 2018.

Second Quarter Net Income & Performance Metrics

•
The Company reported net income of $47.3 million and earnings per share of $0.72 for the quarter ended June 30, 2018 compared to net income of $18.0 million and earnings per share of $0.41 for the quarter ended June 30, 2017.

•
The Company's net operating earnings(1), which excluded after-tax merger-related costs of $6.5 million, were $53.9 million and operating earnings per share(1) were $0.82 for the quarter ended June 30, 2018 compared to $20.3 million, or $0.46, for the quarter ended June 30, 2017.

•
ROA was 1.44% for the second quarter of 2018 compared to 0.82% for the second quarter of 2017; operating ROA(1) was 1.63% for the second quarter of 2018 compared to 0.93% for the second quarter of 2017.

•
ROE was 10.28% for the second quarter of 2018 compared to 7.02% for the second quarter of 2017; operating ROE(1) was 11.69% for the second quarter of 2018 compared to 7.94% for the second quarter of 2017.

•
ROTCE(1) was 17.74% for the second quarter of 2018 compared to 10.15% for the second quarter of 2017; operating ROTCE(1) was 20.19% for the second quarter of 2018 compared to 11.48% for the second quarter of 2017.

Six Month Net Income & Performance Metrics

•
The Company reported net income of $64.0 million and earnings per share of $0.97 for the six months ended June 30, 2018 compared to net income of $37.1 million and earnings per share of $0.85 for the six months ended June 30, 2017.

•
The Company's net operating earnings(1), which excluded after-tax merger-related costs of $28.8 million, were $92.7 million and operating earnings per share(1) were $1.41 for the six months ended June 30, 2018 compared to $39.4 million, or $0.90, for the six months ended June 30, 2017.

•
ROA was 0.98% for the first six months of 2018 compared to 0.87% for the first six months of 2017; operating ROA(1) was 1.43% for the first six months of 2018 compared to 0.92% for the first six months of 2017.

•
ROE was 7.03% for the first six months of 2018 compared to 7.34% for the first six months of 2017; operating ROE(1) was 10.19% for the first six months of 2018 compared to 7.81% for the first six months of 2017.

•
ROTCE(1) was 12.18% for the first six months of 2018 compared to 10.66% for the first six months of 2017; operating ROTCE(1) was 17.65% for the first six months of 2018 compared to 11.35% for the first six months of 2017.

Balance Sheet

•
Loans held for investment, net of deferred fees and costs, were $9.3 billion at June 30, 2018, an increase of $2.1 billion, or 30.1%, from December 31, 2017. On a pro forma basis, including Xenith loans and adjusted for the sale of loans, loans held for investment grew $254.9 million, or 5.7% (annualized), from January 1, 2018.

•
Total deposits were $9.8 billion at June 30, 2018, an increase of $2.8 billion, or 40.1%, from December 31, 2017. On a pro forma basis, including Xenith deposits, deposits grew $255.9 million, or 5.4% (annualized) from January 1, 2018.

(1) For a reconciliation of the non-GAAP financial measures, including the non-GAAP operating measures that exclude merger-related costs unrelated to the Company's normal operations, refer to “Non-GAAP Measures” section within this Item 2 of this Form 10-Q.

Net Interest Income

	For the Three Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Average interest-earning assets	$11,661,189	$7,934,405	$3,726,784
Interest and dividend income	$132,409	$80,926	$51,483
Interest and dividend income (FTE) (1)	$134,417	$83,869	$50,548
Yield on interest-earning assets	4.55%	4.09%	46	bps
Yield on interest-earning assets (FTE) (1)	4.62%	4.24%	38	bps
Average interest-bearing liabilities	$9,167,275	$6,203,373	$2,963,902
Interest expense	$24,241	$12,222	$12,019
Cost of interest-bearing liabilities	1.06%	0.79%	27	bps
Cost of funds	0.83%	0.62%	21	bps
Net interest income	$108,168	$68,704	$39,464
Net interest income (FTE) (1)	$110,176	$71,647	$38,529
Net interest margin	3.72%	3.47%	25	bps
Net interest margin (FTE) (1)	3.79%	3.62%	17	bps
(1) Refer to the “Non-GAAP Measures” section within this Item 2 of this Form 10-Q for more information about this non-GAAP financial measure.

For the second quarter of 2018, net interest income was $108.2 million, an increase of $39.5 million from the second quarter of 2017. For the second quarter of 2018, tax-equivalent net interest income was $110.2 million, an increase of $38.5 million from the second quarter of 2017. The increases in both net interest income and tax-equivalent net interest income were primarily the result of a $3.7 billion increase in average interest-earning assets and a $3.0 billion increase in average interest-bearing liabilities from the impact of the Xenith acquisition. Net accretion related to acquisition accounting increased $4.3 million from the second quarter of 2017 to $5.9 million in the second quarter of 2018. In the second quarter of 2018, net interest margin increased 25 basis points to 3.72% from 3.47% in the second quarter of 2017, and tax-equivalent net interest margin increased 17 basis points compared to the second quarter of 2017. The net increases in net interest margin and tax-equivalent net interest margin measures were primarily driven by an increase in the yield on earnings assets, partially offset by a smaller increase in cost of funds.

	For the Six Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Average interest-earning assets	$11,568,658	$7,798,427	$3,770,231
Interest and dividend income	$256,789	$157,365	$99,424
Interest and dividend income (FTE) (1)	$260,634	$163,049	$97,585
Yield on interest-earning assets	4.48%	4.07%	41	bps
Yield on interest-earning assets (FTE) (1)	4.54%	4.22%	32	bps
Average interest-bearing liabilities	$9,136,102	$6,102,228	$3,033,874
Interest expense	$45,149	$22,294	$22,855
Cost of interest-bearing liabilities	1.00%	0.74%	26	bps
Cost of funds	0.78%	0.58%	20	bps
Net interest income	$211,640	$135,071	$76,569
Net interest income (FTE) (1)	$215,485	$140,755	$74,730
Net interest margin	3.69%	3.49%	20	bps
Net interest margin (FTE) (1)	3.76%	3.64%	12	bps
(1) Refer to the “Non-GAAP Measures” section within this Item 2 of this Form 10-Q for more information about this non-GAAP financial measure.

For the first six months of 2018, net interest income was $211.6 million, an increase of $76.6 million from the same period of 2017. For the first six months of 2018, tax-equivalent net interest income was $215.5 million, an increase of $74.7 million from the same period of 2017. The increases in both net interest income and tax-equivalent net interest income were primarily the result of a $3.8 billion increase in average interest-earning assets and a $3.0 billion increase in average interest-bearing liabilities from the impact of the Xenith acquisition. Net accretion related to acquisition accounting increased $8.4 million from the first six months of 2017 to $11.5 million for the first six months of 2018. In the first six months of 2018, net interest margin increased 20 basis points to 3.69% from 3.49% in the first six months of 2017, and tax-equivalent net interest margin increased 12 basis points compared to the first six months of 2017. The net increases in net interest margin and tax-equivalent net interest margin measures were primarily driven by an increase in the yield on earnings assets, partially offset by a smaller increase in cost of funds.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,077,656	$8,012	2.98%	$768,648	$4,982	2.60%
Tax-exempt	547,617	5,293	3.88%	460,945	5,403	4.70%
Total securities	1,625,273	13,305	3.28%	1,229,593	10,385	3.39%
Loans, net (3) (4)	9,809,083	120,039	4.91%	6,628,011	73,073	4.42%
Other earning assets	226,833	1,073	1.90%	76,801	411	2.15%
Total earning assets	11,661,189	$134,417	4.62%	7,934,405	$83,869	4.24%
Allowance for loan losses	(41,645)			(38,577)
Total non-earning assets	1,598,683			851,549
Total assets	$13,218,227			$8,747,377
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$4,836,642	$6,790	0.56%	$3,367,008	$2,729	0.33%
Regular savings	649,897	217	0.13%	563,948	152	0.11%
Time deposits (5)	2,063,414	6,040	1.17%	1,248,818	3,219	1.03%
Total interest-bearing deposits	7,549,953	13,047	0.69%	5,179,774	6,100	0.47%
Other borrowings (6)	1,617,322	11,194	2.78%	1,023,599	6,122	2.40%
Total interest-bearing liabilities	9,167,275	$24,241	1.06%	6,203,373	$12,222	0.79%
Noninterest-bearing liabilities:
Demand deposits	2,095,233			1,457,968
Other liabilities	108,353			59,888
Total liabilities	11,370,861			7,721,229
Stockholders' equity	1,847,366			1,026,148
Total liabilities and stockholders' equity	$13,218,227			$8,747,377
Net interest income		$110,176			$71,647
Interest rate spread			3.56%			3.45%
Cost of funds			0.83%			0.62%
Net interest margin (6)			3.79%			3.62%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21% for the three months ended June 30, 2018 and 35% for the three months ended June 30, 2017.
(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $5.3 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on time deposits includes $685,000 and $0 for the three months ended June 30, 2018 and 2017, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Interest expense on borrowings includes $104,000 and ($47,000) for the three months ended June 30, 2018 and 2017, respectively, in amortization (accretion) of the fair market value adjustments related to acquisitions.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,049,331	$15,084	2.90%	$757,565	$9,905	2.64%
Tax-exempt	547,100	10,366	3.82%	461,176	10,883	4.76%
Total securities	1,596,431	25,450	3.21%	1,218,741	20,788	3.44%
Loans, net (3) (4)	9,744,995	233,174	4.83%	6,506,632	141,576	4.39%
Other earning assets	227,232	2,010	1.78%	73,054	685	1.89%
Total earning assets	11,568,658	$260,634	4.54%	7,798,427	$163,049	4.22%
Allowance for loan losses	(40,751)			(38,240)
Total non-earning assets	1,591,541			847,038
Total assets	$13,119,448			$8,607,225
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$4,798,296	$12,346	0.52%	$3,286,795	$4,698	0.29%
Regular savings	647,183	428	0.13%	580,164	343	0.12%
Time deposits (5)	2,074,610	11,485	1.12%	1,230,045	6,135	1.01%
Total interest-bearing deposits	7,520,089	24,259	0.65%	5,097,004	11,176	0.44%
Other borrowings (6)	1,616,013	20,890	2.61%	1,005,224	11,118	2.23%
Total interest-bearing liabilities	9,136,102	$45,149	1.00%	6,102,228	$22,294	0.74%
Noninterest-bearing liabilities:
Demand deposits	2,034,854			1,426,144
Other liabilities	112,420			60,576
Total liabilities	11,283,376			7,588,948
Stockholders' equity	1,836,072			1,018,277
Total liabilities and stockholders' equity	$13,119,448			$8,607,225
Net interest income		$215,485			$140,755
Interest rate spread			3.54%			3.48%
Cost of funds			0.78%			0.58%
Net interest margin (6)			3.76%			3.64%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21% for the six months ended June 30, 2018 and 35% for the six months ended June 30, 2017.
(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $10.2 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on time deposits includes $1.5 million and $0 for the six months ended June 30, 2018 and 2017, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Interest expense on borrowings includes $202,000 and ($95,000) for the six months ended June 30, 2018 and 2017, respectively, in amortization (accretion) of the fair market value adjustments related to acquisitions.

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

	Three Months Ended June 30, 2018 vs. June 30, 2017 Increase (Decrease) Due to Change in:			Six Months Ended June 30, 2018 vs. June 30, 2017 Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$2,219	$811	$3,030	$4,117	$1,062	$5,179
Tax-exempt	924	(1,034)	(110)	1,833	(2,350)	(517)
Total securities	3,143	(223)	2,920	5,950	(1,288)	4,662
Loans, net (1)	38,210	8,756	46,966	76,315	15,283	91,598
Other earning assets	715	(53)	662	1,366	(41)	1,325
Total earning assets	$42,068	$8,480	$50,548	$83,631	$13,954	$97,585
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$1,517	$2,544	$4,061	$2,791	$4,857	$7,648
Regular savings	25	40	65	42	43	85
Time Deposits (2)	2,335	486	2,821	4,612	738	5,350
Total interest-bearing deposits	3,877	3,070	6,947	7,445	5,638	13,083
Other borrowings (3)	3,991	1,081	5,072	7,649	2,123	9,772
Total interest-bearing liabilities	7,868	4,151	12,019	15,094	7,761	22,855
Change in net interest income	$34,200	$4,329	$38,529	$68,537	$6,193	$74,730
(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $3.8 million and $7.2 million for the three- and six-month change, respectively.
(2) The rate-related change in interest expense on deposits includes the impact of higher accretion of the acquisition-related fair market value adjustments of $685,000 and $1.5 million for the three- and six-month change, respectively.
(3) The rate-related change in interest expense on other borrowings includes the impact of higher amortization of the acquisition-related fair market value adjustments of $151,000 and $297,000 for the three- and six-month change, respectively.

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The net accretion for the first and second quarters of 2018 as well as the remaining estimated net accretion are reflected in the following table (dollars in thousands):

	Loan Accretion	Deposit Accretion	Borrowings Accretion (Amortization)	Total
For the quarter ended March 31, 2018	$4,846	$832	$(98)	$5,580
For the quarter ended June 30, 2018	5,324	685	(104)	5,905
For the remaining six months of 2018 (estimated)	5,650	1,036	(304)	6,382
For the years ending (estimated):
2019	9,626	1,170	(660)	10,136
2020	7,655	284	(734)	7,205
2021	6,023	108	(805)	5,326
2022	4,319	21	(827)	3,513
2023	2,739	—	(850)	1,889
Thereafter	9,670	—	(11,633)	(1,963)

Noninterest Income

	For the Three Months Ended
	June 30,		Change
	2018	2017	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$6,189	$4,613	$1,576	34.2%
Other service charges and fees	1,278	1,120	158	14.1%
Interchange fees, net	4,792	3,867	925	23.9%
Fiduciary and asset management fees	4,040	2,725	1,315	48.3%
Gains on securities transactions, net	(88)	117	(205)	(175.2)%
Bank owned life insurance income	1,728	1,335	393	29.4%
Loan-related interest rate swap fees	898	1,031	(133)	(12.9)%
Gain on Shore Premier sale	20,899	—	20,899	100.0%
Other operating income	861	454	407	89.6%
Total noninterest income	$40,597	$15,262	$25,335	166.0%

Noninterest income increased $25.3 million, or 166.0%, to $40.6 million for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017, primarily driven by the net gain on sale of Shore Premier of $20.9 million. Excluding this gain, noninterest income increased $4.4 million, or 29.1%, for the quarter ended June 30, 2018 when compared to the same quarter in 2017. Customer-related fee income increased by $2.7 million primarily due to increases in overdraft and debit card interchange fees related to the acquisition of Xenith, and fiduciary and asset management fees were $1.3 million higher primarily due to the acquisition of DHFB in the second quarter of 2018.

	For the Six Months Ended
	June 30,		Change
	2018	2017	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$12,083	$9,129	$2,954	32.4%
Other service charges and fees	2,512	2,259	253	11.2%
Interchange fees, net	9,280	7,449	1,831	24.6%
Fiduciary and asset management fees	7,096	5,519	1,577	28.6%
Gains on securities transactions, net	125	598	(473)	(79.1)%
Bank owned life insurance income	3,395	3,460	(65)	(1.9)%
Loan-related interest rate swap fees	1,617	2,211	(594)	(26.9)%
Gain on Shore Premier sale	20,899	—	20,899	100.0%
Other operating income	3,858	1,450	2,408	166.1%
Total noninterest income	$60,865	$32,075	$28,790	89.8%

Noninterest income increased $28.8 million, or 89.8%, to $60.9 million for the six months ended June 30, 2018 from $32.1 million for the six months ended June 30, 2017, primarily driven by the net gain on sale of Shore Premier of $20.9 million. Excluding this gain, noninterest income increased $7.9 million, or 24.6%, for the first six months of 2018 compared to the same period in 2017. Customer-related fee income increased by $5.0 million primarily due to increases in overdraft and debit card interchange fees related to the acquisition of Xenith; fiduciary and asset management fees were $1.6 million higher primarily due to the acquisition of DHFB in the second quarter of 2018; and an increase of $2.4 million in other operating income included a gain of $1.4 million related to the sale of the Company's ownership interest in a payments-related company. These increases were partially offset by lower loan-related interest rate swap fees and lower gains on the sale of securities in the first six months of 2018 compared to the first six months of 2017.

Noninterest Expense

	For the Three Months Ended
	June 30,		Change
	2018	2017	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$40,777	$28,930	$11,847	41.0%
Occupancy expenses	6,159	4,453	1,706	38.3%
Furniture and equipment expenses	3,103	2,598	505	19.4%
Printing, postage, and supplies	1,282	1,393	(111)	(8.0)%
Communications expense	1,009	870	139	16.0%
Technology and data processing	4,322	3,842	480	12.5%
Professional services	2,671	2,054	617	30.0%
Marketing and advertising expense	3,288	2,270	1,018	44.8%
FDIC assessment premiums and other insurance	1,882	947	935	98.7%
Other taxes	2,895	2,022	873	43.2%
Loan-related expenses	1,843	1,128	715	63.4%
OREO and credit-related expenses	1,122	342	780	228.1%
Amortization of intangible assets	3,215	1,544	1,671	108.2%
Training and other personnel costs	1,125	1,018	107	10.5%
Merger-related costs	8,273	2,744	5,529	201.5%
Other expenses	2,174	1,420	754	53.1%
Total noninterest expense	$85,140	$57,575	$27,565	47.9%

Noninterest expense increased $27.6 million, or 47.9%, to $85.1 million for the quarter ended June 30, 2018 compared to $57.6 million for the second quarter of 2017. Excluding merger-related costs of $8.3 million and $2.7 million in the second quarters of 2018 and 2017, respectively, operating noninterest expense for the quarter ended June 30, 2018 increased $22.0 million, or 40.2%, compared to the second quarter of 2017. The increase in noninterest expense was primarily driven by the acquisitions of Xenith and DHFB, as well as branch closure costs of approximately $600,000 recorded in the second quarter of 2018.

	For the Six Months Ended
	June 30,		Change
	2018	2017	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$81,518	$59,553	$21,965	36.9%
Occupancy expenses	12,226	9,106	3,120	34.3%
Furniture and equipment expenses	6,041	5,064	977	19.3%
Printing, postage, and supplies	2,342	2,525	(183)	(7.2)%
Communications expense	2,104	1,771	333	18.8%
Technology and data processing	8,881	7,646	1,235	16.2%
Professional services	5,225	3,664	1,561	42.6%
Marketing and advertising expense	4,725	4,002	723	18.1%
FDIC assessment premiums and other insurance	4,067	1,652	2,415	146.2%
Other taxes	5,782	4,043	1,739	43.0%
Loan-related expenses	3,158	2,292	866	37.8%
OREO and credit-related expenses	2,654	884	1,770	200.2%
Amortization of intangible assets	6,396	3,180	3,216	101.1%
Training and other personnel costs	2,132	1,967	165	8.4%
Merger-related costs	35,985	2,744	33,241	NM
Other expenses	3,649	2,575	1,074	41.7%
Total noninterest expense	$186,885	$112,668	$74,217	65.9%

NM - Not meaningful

Noninterest expense increased $74.2 million, or 65.9%, to $186.9 million for the six months ended June 30, 2018 compared to $112.7 million for the six months ended 2017. Excluding merger-related costs of $36.0 million and $2.7 million in 2018 and 2017, respectively, operating noninterest expense for the six months ended June 30, 2018 increased $41.0 million, or 37.3%, compared to the same period in 2017, primarily driven by the acquisitions of Xenith and DHFB, as well as branch closure costs of approximately $600,000 recorded in the second quarter of 2018.

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

On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act reduced the corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, companies were required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017. The Company continues to evaluate the tax impact of the revaluation required by the lower corporate tax rate implemented by the Tax Act, which management has estimated to fall between $5.0 million and $8.0 million. During the fourth quarter of 2017, the Company recorded $6.3 million in additional tax expense based on the Company's preliminary analysis of the impact of the Tax Act. The Company's preliminary estimate of the impact of the Tax Act is based on currently available information and interpretation of its provisions. The actual results may differ from the current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions that the Company has preliminarily made. The Company's evaluation of the impact of the Tax Act is subject to refinement for up to one year after enactment per the guidance under ASC 740, Accounting for Uncertainty in Income Taxes, and SAB 118. No additional adjustments related to the Tax Act were recorded in the second quarter of 2018.

The Bank is not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and have historically generated losses for state income tax purposes. State net operating loss carryovers will begin to expire after 2026.

The effective tax rate for the three months ended June 30, 2018 and 2017 was 19.0% and 28.0%, respectively; the effective tax rate for the six months ended June 30, 2018 and 2017 was 17.0% and 27.1%, respectively. The decline in the effective tax rate compared to the second quarter of 2017 is primarily due to the reduction in the federal tax rate under the Tax Act.

BALANCE SHEET

Assets
At June 30, 2018, total assets were $13.1 billion, an increase of $3.8 billion from $9.3 billion at December 31, 2017, reflecting the impact of the Xenith acquisition.

On January 1, 2018, the Company completed its acquisition of Xenith. Below is a summary of the transaction and related impact on the Company's balance sheet.
• The fair value of assets acquired equaled $3.246 billion, and the fair value of liabilities assumed equaled $2.869 billion.
• Loans held for investment acquired totaled $2.507 billion with a fair value of $2.457 billion.
• Total deposits assumed totaled $2.546 billion with a fair value of $2.550 billion.
• Total goodwill arising from the transaction equaled $424.1 million.
• Core deposit intangibles acquired totaled $38.5 million.

Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 805, Business Combinations.

Loans held for investment, net of deferred fees and costs, were $9.3 billion at June 30, 2018, an increase of $2.1 billion, or 30.1%, from December 31, 2017. On a pro forma basis, including Xenith loans, loans held for investment decreased $308.2 million from January 1, 2018, primarily due to the sale of the Shore Premier Finance division and consumer home improvement loans that had been originated through a third-party lending program. Further adjusted for the sale of these loans, on a pro forma basis, loans held for investment grew $254.9 million, or 5.7% (annualized), from January 1, 2018. Quarterly average loans increased $3.2 billion, or 48.0%, for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017. For additional information on the Company’s loan activity, please refer to “Loan Portfolio” within this Item 2 or Note 4 “Loans and Allowance for Loan Losses” in Part I, Item 1 “Financial Statements” of this report.

Liabilities and Stockholders’ Equity
At June 30, 2018, total liabilities were $11.2 billion, an increase of $2.9 billion from December 31, 2017.

Total deposits were $9.8 billion at June 30, 2018, an increase of $2.8 billion, or 40.1%, from December 31, 2017. On a pro forma basis, including Xenith deposits, deposits grew $255.9 million, or 5.4% (annualized) from January 1, 2018. Quarterly average deposits increased $3.0 billion, or 45.3%, for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017. For further discussion on this topic, see “Deposits” within this Item 2.
At June 30, 2018, stockholders’ equity was $1.9 billion, an increase of $818.5 million from December 31, 2017. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes. For additional information on the Company’s capital ratios, please refer to “Capital Resources” within this Item 2.

The Company declared and paid a cash dividend of $0.21 per share during the second quarter of 2018, an increase of $0.01 per share, or 5.0%, compared to the dividend paid during the second quarter of 2017. Dividends for the six months ended June 30, 2018 were 0.42, an increase of $0.02 per share, or 5%, compared to the six months ended June 30, 2017.

Securities
At June 30, 2018, the Company had total investments in the amount of $1.7 billion, or 13.3 % of total assets, as compared to $1.2 billion, or 13.4% of total assets, at December 31, 2017. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore the Company earns a higher taxable equivalent yield on its portfolio as compared to many of its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the AFS securities, HTM securities, marketable equity securities, and restricted stock as of the dates indicated (dollars in thousands):

	June 30, 2018	December 31, 2017
Available for Sale:
Obligations of states and political subdivisions	$528,584	$301,824
Corporate and other bonds	148,448	113,880
Mortgage-backed securities	869,434	548,858
Other securities	11,582	9,660
Total AFS securities, at fair value	1,558,048	974,222
Held to Maturity:
Obligations of states and political subdivisions, at carrying value	47,604	199,639
Marketable equity securities, at fair value	28,200	—
Restricted Stock:
Federal Reserve Bank stock	52,391	27,558
FHLB stock	52,446	47,725
Total restricted stock, at cost	104,837	75,283
Total investments	$1,738,689	$1,249,144

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized during the three and six months ended June 30, 2018. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of AFS securities at fair value and their weighted average yields as of June 30, 2018 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Mortgage backed securities:
Amortized cost	$655	$180,560	$87,426	$617,093	$885,734
Fair value	655	176,497	85,039	607,243	869,434
Weighted average yield (1)	1.92%	2.23%	2.30%	2.91%	2.71%

Obligations of states and political subdivisions:
Amortized cost	24,199	31,253	91,732	378,144	525,328
Fair value	24,450	31,990	94,089	378,055	528,584
Weighted average yield (1)	4.60%	4.39%	3.99%	3.60%	3.76%

Corporate bonds and other securities:
Amortized cost	10,208	500	89,017	60,948	160,673
Fair value	10,050	500	89,419	60,061	160,030
Weighted average yield (1)	1.00%	0.68%	4.46%	3.64%	3.92%

Total AFS securities:
Amortized cost	35,062	212,313	268,175	1,056,185	1,571,735
Fair value	35,155	208,987	268,547	1,045,359	1,558,048
Weighted average yield (1)	3.50%	2.55%	3.60%	3.20%	3.18%
 (1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of HTM securities at carrying value and their weighted average yields as of June 30, 2018 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Obligations of states and political subdivisions:
Carrying Value	$—	$3,943	$3,519	$40,142	$47,604
Fair value	—	3,937	3,520	40,191	47,648
Weighted average yield (1)	—%	2.31%	2.64%	3.87%	3.65%
(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of June 30, 2018, the Company maintained a diversified municipal bond portfolio with approximately 55% of its holdings in general obligation issues and the majority of the remainder backed by revenue bonds. Issuances within the States of Texas and Virginia represented 16% and 12%, respectively, and the State of Washington represented 11% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of June 30, 2018, liquid assets totaled $4.1 billion, or 31.1%, of total assets, and liquid earning assets totaled $3.9 billion, or 34.0% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of June 30, 2018, approximately $3.2 billion, or 34.5% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $246.6 million, or 14.2% of total securities, are scheduled to mature within one year.

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

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $9.3 billion at June 30, 2018, $7.1 billion at December 31, 2017, and $6.8 billion at June 30, 2017, respectively. Commercial real estate - non-owner occupied loans continue to represent the Company’s largest category, comprising 25.0% of the total loan portfolio at June 30, 2018.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017
Construction and Land Development	$1,250,448	13.5%	$1,249,196	12.7%	$948,791	13.3%	$841,738	12.2%	$799,938	11.8%
Commercial Real Estate - Owner Occupied	1,293,791	13.9%	1,279,155	13.0%	943,933	13.2%	903,523	13.1%	888,285	13.1%
Commercial Real Estate - Non-Owner Occupied	2,318,589	25.0%	2,230,463	22.7%	1,713,659	24.0%	1,748,039	25.3%	1,698,329	25.1%
Multifamily Real Estate	541,730	5.8%	547,520	5.6%	357,079	5.0%	368,686	5.4%	367,257	5.4%
Commercial & Industrial	1,093,771	11.8%	1,125,733	11.5%	612,023	8.6%	554,522	8.0%	568,602	8.4%
Residential 1-4 Family - Commercial	723,945	7.8%	714,660	7.3%	612,395	8.6%	602,937	8.7%	589,398	8.7%
Residential 1-4 Family - Mortgage	607,155	6.5%	604,354	6.2%	485,690	6.8%	480,175	7.0%	477,121	7.1%
Auto	296,706	3.2%	288,089	3.0%	282,474	4.0%	276,572	4.0%	274,162	4.0%
HELOC	626,916	6.7%	642,084	6.5%	537,521	7.5%	535,446	7.8%	535,088	7.9%
Consumer and all other (1)	537,208	5.8%	1,124,469	11.5%	647,987	9.0%	587,091	8.5%	573,310	8.5%
Total loans held for investment	$9,290,259	100.0%	$9,805,723	100.0%	$7,141,552	100.0%	$6,898,729	100.0%	$6,771,490	100.0%
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of June 30, 2018 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Construction and Land Development	$1,250,448	$560,977	$422,405	$347,973	$74,432	$267,066	$205,297	$61,769
Commercial Real Estate - Owner Occupied	1,293,791	131,332	325,103	66,028	259,075	837,356	604,599	232,757
Commercial Real Estate - Non-Owner Occupied	2,318,589	289,229	776,000	287,840	488,160	1,253,360	914,434	338,926
Multifamily Real Estate	541,730	61,552	215,330	98,484	116,846	264,848	233,465	31,383
Commercial & Industrial	1,093,771	336,810	394,053	344,669	49,384	362,908	257,290	105,618
Residential 1-4 Family - Commercial	723,945	93,583	103,017	13,932	89,085	527,345	428,189	99,156
Residential 1-4 Family - Mortgage	607,155	12,505	317,203	6,095	311,108	277,447	24,789	252,658
Auto	296,706	2,116	5	5	—	294,585	145,612	148,973
HELOC	626,916	48,827	576,541	99,735	476,806	1,548	75	1,473
Consumer and all other (1)	537,208	52,907	98,595	18,175	80,420	385,706	218,891	166,815
Total loans held for investment	$9,290,259	$1,589,838	$3,228,252	$1,282,936	$1,945,316	$4,472,169	$3,032,641	$1,439,528
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at June 30, 2018, the largest components of the Company’s loan portfolio consisted of commercial real estate loans and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview
At June 30, 2018, the Company had higher levels of NPAs compared to December 31, 2017, primarily related to nonaccrual additions of mortgage and commercial & industrial loans and acquired OREO. NPAs as a percentage of total outstanding loans held for investment remained consistent with December 31, 2017 as did past due loans as a percentage of total loans held for investment. As the Company's NPAs and past due loan levels have been at historic lows over the last several quarters, certain changes from quarter to quarter might stand out in comparison to one another but have an insignificant impact on the Company's overall asset quality position.

Net charge-offs decreased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Total net charge-offs as a percentage of total average loans on an annualized basis also decreased for the six months ended June 30, 2018 compared to the six months ended 2017. The provision for loan losses increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as a result of loan growth during 2018. The allowance for loan losses at June 30, 2018 increased from December 31, 2017 primarily due to organic loan growth during the first six months of 2018.

All nonaccrual and past due loan metrics discussed below exclude PCI loans totaling $101.5 million (net of fair value mark of $23.1 million) at June 30, 2018.

Troubled Debt Restructurings
The total recorded investment in TDRs as of June 30, 2018 was $19.7 million, an increase of $2.3 million, or 13.2%, from $17.4 million at December 31, 2017 and an increase of $296,000, or 1.6%, from $19.4 million at June 30, 2017. Of the $19.7 million of TDRs at June 30, 2018, $15.7 million, or 79.7%, were considered performing while the remaining $4.0 million were considered nonperforming.

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

Nonperforming Assets
At June 30, 2018, NPAs totaled $33.7 million, an increase of $5.3 million, or 18.6%, from December 31, 2017 and a decrease of $399,000, or 1.2%, from June 30, 2017.  In addition, NPAs as a percentage of total outstanding loans declined 4 basis points from 0.40% at December 31, 2017 and 14 basis points from 0.50% at June 30, 2017 to 0.36% at June 30, 2018.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Nonaccrual loans, excluding PCI loans	$25,662	$25,138	$21,743	$20,122	$24,574
Foreclosed properties	7,241	8,079	5,253	6,449	6,828
Former Bank premises	754	2,020	1,383	2,315	2,654
Total NPAs	33,657	35,237	28,379	28,886	34,056
Loans past due 90 days and accruing interest	6,921	2,630	3,532	4,532	3,625
Total NPAs and loans past due 90 days and accruing interest	$40,578	$37,867	$31,911	$33,418	$37,681

Performing TDRs	$15,696	$13,292	$14,553	$16,519	$14,947
PCI loans	101,524	102,861	39,021	51,041	56,167

Balances
Allowance for loan losses	$41,270	$40,629	$38,208	$37,162	$38,214
Average loans, net of deferred fees and costs	9,809,083	9,680,195	6,701,101	6,822,498	6,628,011
Loans, net of deferred fees and costs	9,290,259	9,805,723	7,141,552	6,898,729	6,771,490

Ratios
NPAs to total loans	0.36%	0.36%	0.40%	0.42%	0.50%
NPAs & loans 90 days past due to total loans	0.44%	0.39%	0.45%	0.48%	0.56%
NPAs to total loans & OREO	0.36%	0.36%	0.40%	0.42%	0.50%
NPAs & loans 90 days past due to total loans & OREO	0.44%	0.39%	0.45%	0.48%	0.56%
ALL to nonaccrual loans	160.82%	161.62%	175.73%	184.68%	155.51%
ALL to nonaccrual loans & loans 90 days past due	126.66%	146.32%	151.17%	150.73%	135.52%

NPAs at June 30, 2018 included $25.7 million in nonaccrual loans, a net increase of $3.9 million, or 18.1%, from December 31, 2017 and a net increase of $1.1 million, or 4.5%, from June 30, 2017. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Beginning Balance	$25,138	$21,743	$20,122	$24,574	$22,338
Net customer payments	(2,651)	(1,455)	(768)	(4,642)	(1,498)
Additions	5,063	5,451	4,335	4,114	5,979
Charge-offs	(539)	(403)	(1,305)	(3,376)	(2,004)
Loans returning to accruing status	(1,349)	(182)	(448)	—	(134)
Transfers to OREO	—	(16)	(193)	(548)	(107)
Ending Balance	$25,662	$25,138	$21,743	$20,122	$24,574

The following table presents the composition of nonaccrual loans at the quarters ended (dollars in thousands):

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Construction and Land Development	$6,485	$6,391	$5,610	$5,671	$5,659
Commercial Real Estate - Owner Occupied	2,845	2,539	2,708	2,205	1,279
Commercial Real Estate - Non-owner Occupied	3,068	2,089	2,992	2,701	4,765
Commercial & Industrial	1,387	1,969	316	1,252	4,281
Residential 1-4 Family (1)	9,550	9,441	7,354	6,163	6,128
Auto	463	394	413	174	270
HELOC	1,669	2,072	2,075	1,791	2,059
Consumer and all other	195	243	275	165	133
Total	$25,662	$25,138	$21,743	$20,122	$24,574
 (1) Includes Residential 1-4 Family Commercial and Mortgage.

NPAs at June 30, 2018 also included $8.0 million in OREO, an increase of $1.4 million, or 20.5%, from December 31, 2017 and a decrease of $1.5 million, or 15.7%, from June 30, 2017. The following table shows the activity in OREO for the quarters ended (dollars in thousands):

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Beginning Balance	$10,099	$6,636	$8,764	$9,482	$9,605
Additions of foreclosed property	283	44	325	621	132
Acquisitions of foreclosed property	(162)	4,204	—	—	—
Acquisitions of former bank premises	—	1,208	—	—	—
Valuation adjustments	(383)	(759)	(1,046)	(588)	(19)
Proceeds from sales	(1,858)	(1,255)	(1,419)	(648)	(272)
Gains (losses) from sales	16	21	12	(103)	36
Ending Balance	$7,995	$10,099	$6,636	$8,764	$9,482

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Land	$2,377	$2,649	$2,755	$2,755	$3,205
Land Development	3,464	3,624	1,045	1,993	2,050
Residential Real Estate	984	1,171	1,314	1,562	1,399
Commercial Real Estate	416	635	139	139	174
Former Bank Premises (1)	754	2,020	1,383	2,315	2,654
Total	$7,995	$10,099	$6,636	$8,764	$9,482
 (1) Includes closed branch property and land previously held for future branch sites.

Past Due Loans
At June 30, 2018, total accruing past due loans were $38.2 million, or 0.41% of total loans, compared to $27.8 million, or 0.39% of total loans, at December 31, 2017 and $27.4 million, or 0.40% of total loans, at June 30, 2017. Of the total past due loans still accruing interest at June 30, 2018, $6.9 million, or 0.07% of total loans, were past due 90 days or more, compared to $3.5 million, or 0.05% of total loans, at December 31, 2017 and $3.6 million, or 0.05% of total loans, at June 30, 2017.

Net Charge-offs
For the quarter ended June 30, 2018, net charge-offs were $1.8 million, or 0.07% of average loans on an annualized basis, compared to $2.5 million, or 0.15%, for the same quarter last year. Of the net charge-offs in the second quarter of 2018, the majority were related to consumer loans. For the six months ended June 30, 2018, net charge-offs were $2.9 million, or 0.06% of total average loans on annualized basis, compared to $3.3 million, or 0.10%, for the same period in 2017.

Provision for Loan Losses
The provision for loan losses for the quarter ended June 30, 2018 was $2.7 million, an increase of $349,000 compared with the quarter ended June 30, 2017. The provision for loan losses for the six months ended June 30, 2018 was $6.2 million compared to $4.3 million for the six months ended June 30, 2017. The increase in the provision for loan losses compared to the first six months of 2017 was primarily driven by loan growth during the first six months of 2018.

Allowance for Loan Losses
The allowance for loan losses of $41.3 million at June 30, 2018, is an increase of $3.1 million compared to the allowance for loan losses at December 31, 2017 primarily due to organic loan growth during the period. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of the total loan portfolio was 0.44% at June 30, 2018, 0.54% at December 31, 2017 and 0.56% at June 30, 2017. The decline in the allowance ratio was primarily attributable to the acquisition of Xenith in the first quarter of 2018. In acquisition accounting, there is no carryover of previously established allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarters ended (dollars in thousands):

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Balance, beginning of period	$40,629	$38,208	$37,162	$38,214	$38,414
Loans charged-off:
Commercial	253	206	1,036	684	316
Real estate	382	419	468	3,049	1,595
Consumer	2,345	1,934	1,857	1,256	1,416
Total loans charged-off	2,980	2,559	3,361	4,989	3,327
Recoveries:
Commercial	74	186	32	189	123
Real estate	623	825	279	272	306
Consumer	504	469	385	426	398
Total recoveries	1,201	1,480	696	887	827
Net charge-offs	1,779	1,079	2,665	4,102	2,500
Provision for loan losses - continuing operations	2,660	3,524	3,758	3,056	2,311
Provision for loan losses - discontinued operations	$(240)	$(24)	$(47)	$(6)	$(11)
Balance, end of period	$41,270	$40,629	$38,208	$37,162	$38,214

ALL to loans	0.44%	0.41%	0.54%	0.54%	0.56%
Net charge-offs to average loans	0.07%	0.05%	0.15%	0.24%	0.15%
Provision to average loans	0.11%	0.15%	0.21%	0.18%	0.14%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the quarters ended (dollars in thousands):

	June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$6,382	11.8%	$5,694	11.5%	$4,552	8.6%	$5,363	8.0%	$5,614	8.4%
Real estate	28,474	79.2%	29,054	74.1%	28,597	78.4%	27,518	79.5%	28,450	79.1%
Consumer	6,414	9.0%	5,881	14.4%	5,059	13.0%	4,281	12.5%	4,150	12.5%
Total	$41,270	100.0%	$40,629	100.0%	$38,208	100.0%	$37,162	100.0%	$38,214	100.0%
 (1) The percent represents the loan balance divided by total loans.

Deposits
As of June 30, 2018, total deposits were $9.8 billion, an increase of $2.8 billion, or 40.1%, from December 31, 2017. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $2.1 billion accounted for 27.0% of total interest-bearing deposits at June 30, 2018.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	June 30, 2018		December 31, 2017
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Noninterest bearing	$2,192,927	22.3%	$1,502,208	21.5%
NOW accounts	2,147,999	21.9%	1,929,416	27.6%
Money market accounts	2,758,704	28.2%	1,685,174	24.1%
Savings accounts	643,894	6.6%	546,274	7.8%
Time deposits of $100,000 and over	1,019,577	10.4%	624,112	8.9%
Other time deposits	1,034,171	10.6%	704,534	10.1%
Total Deposits	$9,797,272	100.0%	$6,991,718	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of June 30, 2018 and December 31, 2017, there were $151.8 million and $11.0 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets.

Maturities of time deposits as of June 30, 2018 were as follows (dollars in thousands):

Amount
Within 3 Months	$393,378
3 - 12 Months	847,983
Over 12 Months	812,387
Total	$2,053,748

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

Beginning January 1, 2016, the capital conservation buffer requirement began to be phased in at 0.625% of risk-weighted assets, and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019. As of June 30, 2018, the capital conservation buffer was 1.875% of risk-weighted assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The table summarizes the Company’s regulatory capital and related ratios for the periods presented (dollars in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Common equity Tier 1 capital	$1,043,729	$737,204	$720,805
Tier 1 capital	1,173,192	826,979	811,305
Tier 2 capital	199,013	186,809	187,014
Total risk-based capital	1,372,205	1,013,788	998,319
Risk-weighted assets	10,645,676	8,157,174	7,678,369

Capital ratios:
Common equity Tier 1 capital ratio	9.80%	9.04%	9.39%
Tier 1 capital ratio	11.02%	10.14%	10.57%
Total capital ratio	12.89%	12.43%	13.00%
Leverage ratio (Tier 1 capital to average assets)	9.46%	9.42%	9.61%
Capital conservation buffer ratio (1)	4.89%	4.14%	4.57%
Common equity to total assets	14.27%	11.23%	11.56%
Tangible common equity to tangible assets (2)	8.86%	8.14%	8.32%
(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company's actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company's capital conservation buffer ratio.
(2) Refer to “Non-GAAP Measures” section within this Item 2 of this Form 10-Q.

NON-GAAP MEASURES

In reporting the results of June 30, 2018, the Company has provided supplemental performance measures on a tax-equivalent, tangible, and/or operating basis. These measures are a supplement to GAAP used to prepare the Company's financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company's non-GAAP measures may not be comparable to non-GAAP measures of other companies.

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

The following table reconciles these non-GAAP measures from their respective U.S. GAAP basis measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest Income (FTE)
Interest Income (GAAP)	$132,409	$80,926	$256,789	$157,365
FTE adjustment	2,008	2,943	3,845	5,684
Interest Income FTE (non-GAAP)	$134,417	$83,869	$260,634	$163,049
Average earning assets	$11,661,189	$7,934,405	$11,568,658	$7,798,427
Yield on interest-earning assets (GAAP)	4.55%	4.09%	4.48%	4.07%
Yield on interest-earning assets (FTE) (non-GAAP)	4.62%	4.24%	4.54%	4.22%
Net Interest Income (FTE)
Net Interest Income (GAAP)	$108,168	$68,704	$211,640	$135,071
FTE adjustment	2,008	2,943	3,845	5,684
Net Interest Income FTE (non-GAAP)	110,176	71,647	215,485	140,755
Average earning assets	$11,661,189	$7,934,405	$11,568,658	$7,798,427
Net interest margin (GAAP)	3.72%	3.47%	3.69%	3.49%
Net interest margin (FTE) (non-GAAP)	3.79%	3.62%	3.76%	3.64%
Tangible Assets
Ending Assets (GAAP)	$13,066,106	$8,915,187	$13,066,106	$8,915,187
Less: Ending goodwill	725,195	298,191	725,195	298,191
Less: Ending amortizable intangibles	51,211	17,422	51,211	17,422
Ending tangible assets (non-GAAP)	$12,289,700	$8,599,574	$12,289,700	$8,599,574
Tangible Common Equity
Ending Equity (GAAP)	$1,864,870	$1,030,869	$1,864,870	$1,030,869
Less: Ending goodwill	725,195	298,191	725,195	298,191
Less: Ending amortizable intangibles	51,211	17,422	51,211	17,422
Ending tangible common equity (non-GAAP)	$1,088,464	$715,256	$1,088,464	$715,256
Average equity (GAAP)	$1,847,366	$1,026,148	$1,836,072	$1,018,277
Less: Average goodwill	726,934	298,191	725,527	298,191
Less: Average amortizable intangibles	50,546	18,164	51,099	18,948
Average tangible common equity (non-GAAP)	$1,069,886	$709,793	$1,059,446	$701,138
ROE (GAAP)	10.28%	7.02%	7.03%	7.34%
ROTCE (non-GAAP)	17.74%	10.15%	12.18%	10.66%
Common equity to assets (GAAP)	14.27%	11.56%	14.27%	11.56%
Tangible common equity to tangible assets (non-GAAP)	8.86%	8.32%	8.86%	8.32%
Book value per share (GAAP)	$28.47	$23.79	$28.47	$23.79
Tangible book value per share (non-GAAP)	$16.62	$16.50	$16.62	$16.50

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Measures
Net income (GAAP)	$47,327	$17,956	$63,966	$37,080
Merger-related costs, net of tax	6,537	2,358	28,773	2,358
Net operating earnings (non-GAAP)	$53,864	$20,314	$92,739	$39,438

Weighted average common shares outstanding, diluted	65,965,577	43,783,952	65,801,926	43,755,045
Earnings per common share, diluted (GAAP)	$0.72	$0.41	$0.97	$0.85
Operating earnings per common share, diluted (non-GAAP)	$0.82	$0.46	$1.41	$0.90

Average assets (GAAP)	$13,218,227	$8,747,377	$13,119,448	$8,607,225
ROA (GAAP)	1.44%	0.82%	0.98%	0.87%
Operating ROA (non-GAAP)	1.63%	0.93%	1.43%	0.92%

Average common equity (GAAP)	$1,847,366	$1,026,148	$1,836,072	$1,018,277
ROE (GAAP)	10.28%	7.02%	7.03%	7.34%
Operating ROE (non-GAAP)	11.69%	7.94%	10.19%	7.81%

Average tangible common equity (non-GAAP)	$1,069,886	$709,793	$1,059,446	$701,138
ROTCE (non-GAAP)	17.74%	10.15%	12.18%	10.66%
Operating ROTCE (non-GAAP)	20.19%	11.48%	17.65%	11.35%

Noninterest expense (GAAP)	$85,140	$57,575	$186,885	$112,668
Less: Merger-related costs	8,273	2,744	35,985	2,744
Operating noninterest expense (non-GAAP)	$76,867	$54,831	$150,900	$109,924

Net interest income (GAAP)	$108,168	$68,704	$211,640	$135,071
Net interest income (FTE) (non-GAAP)	$110,176	$71,647	$215,485	$140,755
Noninterest income (GAAP)	$40,597	$15,262	$60,865	$32,075

Efficiency ratio (GAAP)	57.23%	68.57%	68.58%	67.41%
Efficiency ratio (FTE) (non-GAAP)	56.47%	66.25%	67.63%	65.19%
Operating efficiency ratio (FTE) (non-GAAP)	50.98%	63.09%	54.60%	63.60%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of June 30, 2018 and 2017 (dollars in thousands):

	Change In Net Interest Income June 30,
	2018		2017
	%	$	%	$
Change in Yield Curve:
+300 basis points	11.06	49,875	10.49	31,679
+200 basis points	7.75	34,940	7.18	21,674
+100 basis points	3.97	17,881	3.76	11,368
Most likely rate scenario	—	—	—	—
-100 basis points	(4.71)	(21,227)	(4.25)	(12,841)
-200 basis points	(9.68)	(43,656)	(8.10)	(24,475)

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

As of June 30, 2018, the Company was more asset sensitive in a rising interest rate environment scenario when compared to June 30, 2017 in part due to the composition of the balance sheet and in part due to the market characteristics of certain deposit products. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended June 30, 2018 and 2017 (dollars in thousands):

	Change In Economic Value of Equity June 30,
	2018		2017
	%	$	%	$
Change in Yield Curve:
+300 basis points	(1.41)	(36,962)	1.31	18,820
+200 basis points	(0.53)	(13,983)	1.54	22,074
+100 basis points	0.04	917	1.20	17,209
Most likely rate scenario	—	—	—	—
-100 basis points	(1.83)	(47,883)	(3.58)	(51,487)
-200 basis points	(5.08)	(133,006)	(10.17)	(146,146)

As of June 30, 2018, the Company was generally less sensitive to market interest rate fluctuations when compared to June 30, 2017 due in part to the composition of the balance sheet and due in part to the market characteristics of certain deposits.

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

There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

3.01	Articles of Incorporation of Union Bankshares Corporation, as amended April 25, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 29, 2014).

3.02	Bylaws of Union Bankshares Corporation, as amended January 21, 2017 (incorporated by reference to Exhibit 3.02 to Annual Report on Form 10-K filed on February 28, 2017).

10.37	Summary of Material Terms of Compensation Arrangement with John G. Stallings, Jr. (effective May 3, 2018).

15.01	Letter regarding unaudited interim financial information.

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00
Interactive data files formatted in eXtensible Business Reporting Language for the quarter ended June 30, 2018 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation

(Registrant)

Date: August 7, 2018	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2018	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)