Form 10-Q
period 2018-09-30
Union Bankshares Corp
filed 2018-11-06
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-20293
UNION BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-1598552
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
 1051 East Cary Street
Suite 1200
Richmond, Virginia 23219
(Address of principal executive offices) (Zip Code)

(804) 633-5031
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of October 31, 2018 was 65,983,874.

UNION BANKSHARES CORPORATION
FORM 10-Q

Glossary of Acronyms and Defined Terms

2017 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2017
Access	–	Access National Corporation
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union Bank & Trust
BOLI	–	Bank-owned life insurance
bps	–	Basis points
CECL	–	Current expected credit losses
the Company	–	Union Bankshares Corporation and its subsidiaries
DHFB	–	Dixon, Hubard, Feinour, & Brown, Inc.
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Act	–	Federal Reserve Act of 1913, as amended
Federal Reserve Bank		Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FTE	–	Fully taxable equivalent
U.S. GAAP or GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
HTM	–	Held to maturity
IDC	–	Interactive Data Corporation
LIBOR	–	London Interbank Offered Rate
MD&A	–	Management's Discussion and Analysis of Financial Condition and Results of Operations
NOW	–	Negotiable order of withdrawal
NPA	–	Nonperforming assets
OAL	–	Outfitter Advisors, Ltd.
OCI	–	Other comprehensive income
ODCM	–	Old Dominion Capital Management, Inc.
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCI	–	Purchased credit impaired
ROA	–	Return on average assets
ROE	–	Return on average common equity
ROTCE	–	Return on average tangible common equity
SEC	–	Securities and Exchange Commission
Securities Act	–	Securities Act of 1933, as amended
Shore Premier	–	Shore Premier Finance, a division of the Bank
Shore Premier sale	–	The sale of substantially all of the assets and certain specific liabilities of Shore Premier
Tax Act	–	Tax Cuts and Jobs Act of 2017
TDR	–	Troubled debt restructuring
TFSB	–	The Federal Savings Bank
UMG	–	Union Mortgage Group, Inc.
Xenith	–	Xenith Bankshares, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents:
Cash and due from banks	$143,693	$117,586
Interest-bearing deposits in other banks	130,098	81,291
Federal funds sold	8,421	496
Total cash and cash equivalents	282,212	199,373
Securities available for sale, at fair value	1,883,141	974,222
Securities held to maturity, at carrying value	235,333	199,639
Marketable equity securities, at fair value	27,375	—
Restricted stock, at cost	112,390	75,283
Net loans held for investment	9,411,598	7,141,552
Less allowance for loan losses	41,294	38,208
Total loans held for investment, net of deferred fees	9,370,304	7,103,344
Premises and equipment, net	155,001	119,604
Goodwill	727,699	298,528
Amortizable intangibles, net	51,563	14,803
Bank owned life insurance	261,874	182,854
Other assets	262,716	102,871
Assets of discontinued operations	2,134	44,658
Total assets	$13,371,742	$9,315,179
LIABILITIES
Noninterest-bearing demand deposits	$2,189,887	$1,502,208
Interest-bearing deposits	7,644,808	5,489,510
Total deposits	9,834,695	6,991,718
Securities sold under agreements to repurchase	40,624	49,152
Other short-term borrowings	1,016,250	745,000
Long-term borrowings	497,768	425,262
Other liabilities	99,757	54,008
Liabilities of discontinued operations	2,619	3,710
Total liabilities	11,491,713	8,268,850
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding shares at September 30, 2018 and December 31, 2017, 65,982,669 and 43,743,318, respectively.	87,192	57,744
Additional paid-in capital	1,378,940	610,001
Retained earnings	438,513	379,468
Accumulated other comprehensive income (loss)	(24,616)	(884)
Total stockholders' equity	1,880,029	1,046,329
Total liabilities and stockholders' equity	$13,371,742	$9,315,179
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest and dividend income:
Interest and fees on loans	$115,817	$75,597	$348,009	$215,797
Interest on deposits in other banks	492	181	1,815	367
Interest and dividends on securities:
Taxable	10,145	5,175	25,229	15,081
Nontaxable	4,909	3,546	13,098	10,620
Total interest and dividend income	131,363	84,499	388,151	241,865
Interest expense:
Interest on deposits	15,928	7,234	40,187	18,410
Interest on short-term borrowings	3,379	1,871	12,794	4,221
Interest on long-term borrowings	6,093	4,547	17,568	13,316
Total interest expense	25,400	13,652	70,549	35,947
Net interest income	105,963	70,847	317,602	205,918
Provision for credit losses	3,340	3,056	9,011	7,344
Net interest income after provision for credit losses	102,623	67,791	308,591	198,574
Noninterest income:
Service charges on deposit accounts	6,483	4,795	18,566	13,924
Other service charges and fees	1,625	1,131	4,137	3,391
Interchange fees, net	4,882	3,756	14,163	11,205
Fiduciary and asset management fees	4,411	2,794	11,507	8,313
Gains (losses) on securities transactions, net	97	184	222	782
Bank owned life insurance income	1,732	1,377	5,126	4,837
Loan-related interest rate swap fees	562	416	2,178	2,627
Gain on Shore Premier sale	(933)	—	19,966	—
Other operating income	1,028	777	4,887	2,226
Total noninterest income	19,887	15,230	80,752	47,305
Noninterest expenses:
Salaries and benefits	39,279	28,187	120,797	87,740
Occupancy expenses	6,551	4,678	18,778	13,783
Furniture and equipment expenses	2,983	2,454	9,024	7,518
Printing, postage, and supplies	1,183	1,139	3,525	3,664
Communications expense	872	796	2,976	2,567
Technology and data processing	4,841	4,148	13,722	11,793
Professional services	2,875	1,948	8,101	5,611
Marketing and advertising expense	3,109	1,931	7,834	5,933
FDIC assessment premiums and other insurance	1,363	1,141	5,430	2,793
Other taxes	2,878	2,022	8,660	6,065
Loan-related expenses	1,939	1,193	5,097	3,484
OREO and credit-related expenses	452	1,139	3,106	2,023
Amortization of intangible assets	3,490	1,480	9,885	4,661
Training and other personnel costs	1,024	861	3,155	2,829
Merger-related costs	1,429	732	37,414	3,476
Other expenses	2,081	1,355	5,730	3,931
Total noninterest expenses	76,349	55,204	263,234	167,871
Income from continuing operations before income taxes	46,161	27,817	126,109	78,008
Income tax expense	7,399	7,397	20,973	20,924
Income from continuing operations	38,762	20,420	105,136	57,084

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Discontinued operations:
Income (loss) from operations of discontinued mortgage segment	(761)	371	(3,768)	1,021
Income tax expense (benefit)	(196)	133	(795)	368
Income (loss) on discontinued operations	(565)	238	(2,973)	653
Net income	$38,197	$20,658	$102,163	$57,737
Basic earnings per common share	$0.58	$0.47	$1.55	$1.32
Diluted earnings per common share	$0.58	$0.47	$1.55	$1.32
Dividends declared per common share	$0.23	$0.20	$0.65	$0.60
Basic weighted average number of common shares outstanding	65,974,702	43,706,635	65,817,668	43,685,045
Diluted weighted average number of common shares outstanding	66,013,152	43,792,058	65,873,202	43,767,502

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$38,197	$20,658	$102,163	$57,737
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	575	41	3,214	(766)
Reclassification adjustment for losses included in net income (net of tax, $60 and $102 for the three months and $205 and $370 for the nine months ended September 30, 2018 and 2017, respectively) (1)	227	189	770	688
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $3,007 and $1,470 for the three months and $7,200 and $3,195 for the nine months ended September 30, 2018 and 2017, respectively)	(11,310)	(2,729)	(27,087)	5,935
Reclassification adjustment for losses (gains) included in net income (net of tax, $20 and $64 for the three months and $46 and $274 for the nine months ended September 30, 2018 and 2017, respectively) (2)	(77)	(119)	(176)	(508)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $1 and $88 for the three months and $107 and $273 for the nine months ended September 30, 2018 and 2017, respectively) (3)	(5)	(163)	(403)	(507)
Bank owned life insurance:
Reclassification adjustment for losses included in net income (4)	19	84	57	278
Other comprehensive income (loss)	(10,571)	(2,697)	(23,625)	5,120
Comprehensive income	$27,626	$17,961	$78,538	$62,857

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

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Dollars in thousands, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2016	$57,506	$605,397	$341,938	$(3,809)	$1,001,032
Net income - 2017			57,737		57,737
Other comprehensive income (net of taxes of $3,018)				5,120	5,120
Dividends on common stock ($0.60 per share)			(26,207)		(26,207)
Issuance of common stock under Equity Compensation Plans (58,421 shares)	78	891			969
Issuance of common stock for services rendered (16,529 shares)	22	539			561
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (76,505 shares)	102	(1,415)			(1,313)
Stock-based compensation expense		3,472			3,472
Balance - September 30, 2017	$57,708	$608,884	$373,468	$1,311	$1,041,371

Balance - December 31, 2017	$57,744	$610,001	$379,468	$(884)	$1,046,329
Net income - 2018			102,163		102,163
Other comprehensive income (net of taxes of $7,148)				(23,625)	(23,625)
Issuance of common stock in regard to acquisitions (21,922,077 shares)(1)	29,156	765,653			794,809
Dividends on common stock ($0.65 per share)			(42,825)		(42,825)
Issuance of common stock under Equity Compensation Plans (120,030 shares)	160	2,170			2,330
Issuance of common stock for services rendered (17,421 shares)	23	674			697
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (81,832 shares)	109	(2,610)			(2,501)
Cancellation of warrants		(1,530)			(1,530)
Impact of adoption of new guidance			(293)	(107)	(400)
Stock-based compensation expense		4,582			4,582
Balance - September 30, 2018	$87,192	$1,378,940	$438,513	$(24,616)	$1,880,029
(1) Includes conversion of Xenith warrants to the Company's warrants.
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Dollar in thousands)

	2018	2017
Operating activities (1):
Net income	$102,163	$57,737
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	10,411	8,307
Writedown of foreclosed properties and former bank premises	1,184	845
Amortization, net	9,333	10,500
Amortization (accretion) related to acquisitions, net	(6,014)	(158)
Provision for credit losses	8,830	7,345
Gains on securities transactions, net	(222)	(782)
BOLI income	(5,126)	(3,999)
Decrease (increase) in loans held for sale, net	40,302	5,591
Losses (gains) on sales of foreclosed properties and former bank premises, net	(413)	83
Gain on Shore Premier sale	(19,966)	—
Goodwill impairment losses	864	—
Stock-based compensation expenses	4,582	3,472
Issuance of common stock for services	697	561
Net decrease (increase) in other assets	(16,270)	4,952
Net increase in other liabilities	16,283	909
Net cash and cash equivalents provided by (used in) operating activities	146,638	95,363
Investing activities:
Purchases of AFS securities and restricted stock	(926,764)	(205,965)
Purchases of HTM securities	(228,104)	(7,836)
Proceeds from sales of AFS securities and restricted stock	337,109	91,911
Proceeds from maturities, calls and paydowns of AFS securities	117,813	88,675
Proceeds from maturities, calls and paydowns of HTM securities	—	818
Proceeds from sale of loans held for investment	581,324	—
Net increase in loans held for investment	(397,725)	(594,967)
Net increase in premises and equipment	(4,334)	(7,139)
Proceeds from BOLI settlements	—	2,497
Proceeds from sales of foreclosed properties and former bank premises	3,617	1,028
Cash paid in acquisitions	(14,284)	—
Cash acquired in acquisitions	174,515	—
Net cash and cash equivalents provided by (used in) investing activities	(356,833)	(630,978)
Financing activities:
Net increase in noninterest-bearing deposits	176,308	141,524
Net increase in interest-bearing deposits	119,095	360,813
Net increase (decrease) in short-term borrowings	27,722	40,556
Cash paid for contingent consideration	(565)	(3,003)
Proceeds from issuance of long-term debt	25,000	20,000
Repayments of long-term debt	(10,000)	—
Cash dividends paid - common stock	(42,825)	(26,207)
Cancellation of warrants	(1,530)	—
Issuance of common stock	2,330	969
Vesting of restricted stock, net of shares held for taxes	(2,501)	(1,313)
Net cash and cash equivalents provided by (used in) financing activities	293,034	533,339
Increase (decrease) in cash and cash equivalents	82,839	(2,276)
Cash and cash equivalents at beginning of the period	199,373	179,237
Cash and cash equivalents at end of the period	$282,212	$176,961

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Dollars in thousands)

	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$67,214	$33,947
Income taxes	10,830	19,600

Supplemental schedule of noncash investing and financing activities
Transfers from loans (foreclosed properties) to foreclosed properties (loans)	106	585
Stock received as consideration for sale of loans held for investment	28,913	—
Securities transferred from HTM to AFS	187,425	—
Issuance of common stock in exchange for net assets in acquisitions	794,809	—

Transactions related to acquisitions
Assets acquired	3,252,377	—
Liabilities assumed (2)	2,873,318	—
(1) Discontinued operations have an immaterial impact to the Company's Consolidated Statement of Cash Flows. The change in loans held for sale and goodwill impairment losses included in the Operating Activities section above are fully attributable to discontinued operations.
(2) 2018 includes contingent consideration related to DHFB and OAL acquisitions.

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1. ACCOUNTING POLICIES

The Company
Headquartered in Richmond, Virginia, the Company is the holding company for the Bank which has 140 branches, seven of which are operated as Xenith Bank, a division of Union Bank & Trust of Richmond, Virginia, and approximately 190 ATMs located throughout Virginia and in portions of Maryland and North Carolina. Non-bank affiliates of the Company include: ODCM, DHFB, and OAL, each of which both provide investment advisory services, and Union Insurance Group, LLC, which offers various lines of insurance products.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other period.

These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s 2017 Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

Business Combinations and Divestitures
On January 1, 2018, the Company completed the acquisition of Xenith, a bank holding company based in Richmond, Virginia.

On April 1, 2018, the Bank completed its acquisition of DHFB, a Roanoke, Virginia-based investment advisory firm with approximately $600 million in assets under management and advisement at the time of acquisition. DHFB operates as a subsidiary of the Bank.

On July 1, 2018, ODCM, a subsidiary of the Bank completed its acquisition of OAL, a McLean, Virginia-based investment advisory firm with approximately $400 million in assets under management and advisement at the time of acquisition. OAL operates as a subsidiary of ODCM.

These transactions were accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. The resulting goodwill from these transactions is not deductible for tax purposes.

Refer to Note 2 “Acquisitions" for further discussion on the Company's business combinations during the period.
On May 23, 2018, the Bank announced that it had entered into an agreement with a third party mortgage company, TFSB, to allow TFSB to offer residential mortgages from certain Bank locations on the terms and conditions set forth in the agreement. Concurrently with this arrangement, the Bank began the process of winding down the operations of UMG, the Company's reportable mortgage segment. Refer to Note 13 "Segment Reporting & Discontinued Operations" for further discussion of this agreement.
On June 29, 2018, the Bank entered into an agreement to sell substantially all of the assets and certain specific liabilities of Shore Premier, consisting primarily of marine loans totaling approximately $383.9 million, for a purchase price consisting of approximately $375.0 million in cash and 1,250,000 shares of the purchasing company's common stock. The purchasing company has agreed for a period of 30 days to pay additional cash consideration to the Company to the extent any sales of its common stock by the Company, following satisfaction of any required holding periods or other requirements under the Securities Act, are at prices lower than the agreed upon value at the time of entry into the agreement. The fair value of the purchasing company's common stock is evaluated quarterly and amounts that fall below the original purchase price are recorded as miscellaneous receivable on the Company's Consolidated Balance Sheets. At September 30, 2018, the fair value of the purchasing company's common stock was $27.4 million, which was included as "Marketable Equity Securities" in the Company's Consolidated Balance Sheet. The purchase of the loans was completed on June 29, 2018 and became effective at the end of the day on June 30, 2018. The sale generated an after-tax gain of approximately $15.8 million, net of transaction and other related costs. Refer to Note 3 "Securities" and Note 8 "Derivatives" for further discussion on the Shore Premier sale.

On June 29, 2018, the Bank sold approximately $206.3 million in consumer home improvement loans that had been originated through a third-party lending program. These loans were sold at par.

Affordable Housing Entities
The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the three and nine months ended September 30, 2018, the Company recognized amortization of $227,000 and $699,000, respectively, and tax credits of $275,000 and $839,000, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. For the three and nine months ended September 30, 2017, the Company recognized amortization of $229,000 and $643,000, respectively, and tax credits of $240,000 and $724,000, respectively. The carrying value of the Company’s investments in these qualified affordable housing projects was $11.1 million and $11.0 million as of September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, the Company's recorded liability totaled $5.6 million and $7.3 million, respectively, for the related unfunded commitments, which are expected to be paid during the last quarter of 2018 or 2019.

Reclassifications
The accompanying unaudited consolidated financial statements and notes reflect reclassification of certain prior period amounts to conform to the current period presentation. The Company historically presented former bank premises and foreclosed properties as OREO; however, during the current quarter the Company segregated former bank premises and foreclosed properties due to the distinct differences underlying these assets. Foreclosed properties and former bank premises have been reclassified to "Other Assets" within the Company's Consolidated Balance Sheet for all periods presented.

Adoption of New Accounting Standards
On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” and all subsequent amendments to the ASU No. 2014-09 (“Topic 606”). This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The guidance, as amended, is applicable to all entities and replaces a significant portion of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are similarly excluded from the scope. The Company adopted this ASU using the modified retrospective approach, which requires a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial results but did result in expanded disclosures related to noninterest income and enhanced qualitative disclosures on the revenues within the scope of the new guidance. Refer to Note 11 “Revenue" for further discussion on the Company's accounting policies for revenue sources within the scope of Topic 606.
On January 1, 2018, the Company adopted ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to, among other things: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. This ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. This ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The adoption of ASU No. 2016-01 did not have a material impact on the Company’s consolidated financial statements and resulted in enhancements to the financial instrument disclosures.

On May 1, 2018, the Company early adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU simplifies the application of the hedge accounting guidance and improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The targeted improvements in ASU No. 2017-12 allowed the Company a one-time transfer of certain debt securities from HTM to AFS. The Company adopted this ASU using the modified retrospective approach. As part of this adoption, the Company made a one-time election to transfer eligible HTM securities to the AFS category in order to optimize the investment portfolio management for capital and risk management considerations. The Company transferred HTM securities with a carrying amount of $187.4 million, which resulted in an increase of approximately $400,000 to AOCI. Refer to Note 3 "Securities" and Note 9 "Stockholders' Equity" for further discussion regarding the adoption.

On May 1, 2018, the Company early adopted ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows for a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures about the stranded tax effects. The Company reclassified approximately $107,000 from AOCI to retained earnings during the second quarter 2018. Refer to Note 9 "Stockholders' Equity" for further discussion regarding the adoption.

The net impact to retained earnings of the adoption of ASU No. 2017-12 and ASU No. 2018-02 was $293,000.

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires lessees to put most leases on their balance sheets, but recognize expenses in the income statement in a manner similar to today’s accounting. This ASU also eliminates the real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, and lease executory costs for all entities. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has implemented new lease systems in conjunction with the adoption. Management is progressing with implementation, including the review of service contracts for embedded leases, development of lease accounting policies, and evaluating potential new internal controls related to the implementation of this ASU. While the Company continues to evaluate this ASU and the effect of related disclosures, the primary effect of adoption will be to require recording right-of-use assets and corresponding lease obligations for current operating leases. Other implementation matters to be addressed include, but are not limited to, the determination of effects on the financial and capital ratios and the quantification of the impacts that this ASU will have on the Company's consolidated financial statements. Upon adoption, the Company expects to record a right of use asset and a corresponding lease liability for operating leases where the Company is the lessee. The potential impact to the Company’s consolidated financial statements is largely based on the present value of future minimum lease payments, the amount of which will depend upon the population of leases in effect at the date of adoption. Refer to Note 5 "Premises and Equipment” of the Company’s 2017 Form 10-K for information about the Company’s future minimum lease payment for leases that were present as of December 31, 2017. As previously disclosed, the Company’s 2017 Form 10-K does not include Xenith, which was acquired on January 1, 2018. The Company does not expect material changes to the recognition of operating lease expense in our consolidated statements of income.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The CECL model will replace the Company's current accounting for PCI and impaired loans. This ASU also amends the AFS debt securities OTTI model. This ASU is effective for fiscal years beginning after December 15, 2019. The Company has established a cross-functional governance structure for the implementation of CECL. The Company is continuing to evaluate the impact ASU No. 2016-13 will have on its consolidated financial statements. This ASU contains significant differences from existing GAAP, and the implementation of this ASU may result in increases to the Company's reserves for credit losses of financial instruments; however, the quantitative impact cannot be reasonably estimated since this ASU relies on economic conditions and trends that will impact the Company's portfolio at the time of adoption.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." This ASU amends the Intangibles—Goodwill and Other Topic of the Accounting Standards Codification to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU will be effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect this ASU to have a material effect on its financial statements.

2. ACQUISITIONS

Xenith Acquisition
On January 1, 2018, the Company completed its acquisition of Xenith, a bank holding company based in Richmond, Virginia. Holders of shares of Xenith's common stock received 0.9354 shares of the Company's common stock in exchange for each share of Xenith's common stock, resulting in the Company issuing 21,922,077 shares of the Company's common stock at a fair value of $794.8 million. In addition, the Company paid $6.2 million in exchange for Xenith's outstanding stock options.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. Measurement period adjustments that were made in the third quarter of 2018 include immaterial changes to the fair value of loans, accrued interest, and deferred rent. The Company will continue to keep the measurement period open for certain accounts, including loans, real estate, and deferred tax assets, where its review procedures of any updated information related to the transaction are ongoing. If considered necessary, additional adjustments to the fair value measurement of these accounts will be made until all information is finalized, the Company's review procedures are complete, and the measurement period is closed. The following table provides a preliminary assessment of the consideration transferred, assets acquired, and liabilities assumed as of the date of the acquisition (dollars in thousands):

Purchase Price:
Fair value of shares of the Company's common stock issued & warrants converted		$794,809
Cash paid for Xenith stock options		6,170
Total purchase price		$800,979

Fair value of assets acquired:
Cash and cash equivalents	$174,218
AFS securities	295,782
Restricted stock, at cost	27,569
Net loans	2,454,151
Premises and equipment	44,912
OREO	5,250
Core deposit intangibles	38,470
Other assets	202,871
Total assets	$3,243,223

Fair value of liabilities assumed:
Deposits	$2,549,683
Other short-term borrowings	235,000
Borrowings	55,542
Other liabilities	26,664
Total liabilities	$2,866,889

Net assets acquired		$376,334
Preliminary goodwill		$424,645

The acquired loans were recorded at fair value at the acquisition date without carryover of Xenith’s previously established ALL. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and leases and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, purpose, and lien position. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans) and past due status. For valuation purposes, these pools were further disaggregated by maturity, pricing characteristics (e.g., fixed-rate, adjustable-rate) and re-payment structure (e.g., interest only, fully amortizing, balloon). If new information is obtained about facts and circumstances about expected cash flows that existed as of the acquisition date, management will adjust fair values in accordance with accounting for business combinations.

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, (acquired impaired) and loans that do not meet these criteria, which are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, (acquired performing). The fair values of the acquired performing loans were $2.4 billion and the fair values of the acquired impaired loans were $79.3 million. The gross contractually required principal and interest payments receivable for acquired performing loans was $2.7 billion. The best estimate of contractual cash flows not expected to be collected related to the acquired performing loans is $20.6 million.

The following table presents the acquired impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest payments	$114,270
Nonaccretable difference	(19,800)
Cash flows expected to be collected	94,470
Accretable difference	(15,206)
Fair value of loans acquired with a deterioration of credit quality	$79,264

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

	Pro forma for the three months ended		Pro forma for the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenues (1)	$125,850	$118,039	$398,354	$350,465
Net income	$39,326	$28,997	$132,065	$83,675
EPS	$0.60	$0.44	$2.01	$1.27
(1) Includes net interest income and noninterest income.

Merger-related costs associated with the acquisition of Xenith were $1.4 million and $732,000 for the three months ended September 30, 2018 and 2017, respectively, and $37.4 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, and employee severances, which have been expensed as incurred.

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

In connection with this transaction, the Company recorded $3.6 million in goodwill and $4.1 million of amortizable intangible assets, which primarily relate to the value of customer relationships. The Company is amortizing these intangible assets over the period of expected benefit, which ranges from 5 to 16 years using various methods. The transaction was accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. The fair values are subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. Measurement period adjustments that were made in the third quarter of 2018 include immaterial changes to the fair value of intangible assets. The Company did not incur any material expenses related to the acquisition of DHFB.

OAL Acquisition
On July 1, 2018, ODCM, a subsidiary of the Bank, completed its acquisition of OAL, a McLean, Virginia-based investment advisory firm with approximately $400 million in assets under management and advisement at the time of the acquisition. The acquisition date fair value of consideration transferred totaled $5.9 million, which consisted of $3.4 million in cash and the remainder being contingent on achieving certain performance metrics. The contingent consideration is carried at fair value and is reported as a component of "Other Liabilities" in the Company's Consolidated Balance Sheet. The fair value of this liability will be assessed at each reporting period.

In connection with this transaction, the Company recorded $1.8 million in goodwill and $3.8 million of amortizable intangible assets, which primarily relate to the value of customer relationships. The Company is amortizing these intangible assets over the period of expected benefit, which ranges from 1 to 14 years using various methods. The transaction was accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. The fair values are subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. The Company did not incur any material expenses related to the acquisition of OAL.

3. SECURITIES

Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of September 30, 2018 and December 31, 2017 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2018
Obligations of states and political subdivisions	$566,268	$3,380	$(6,175)	$563,473
Corporate and other bonds (1)	163,117	382	(2,007)	161,492
Mortgage-backed securities	1,170,410	798	(24,295)	1,146,913
Other securities	11,447	—	(184)	11,263
Total AFS securities	$1,911,242	$4,560	$(32,661)	$1,883,141

December 31, 2017
Obligations of states and political subdivisions	$295,546	$6,842	$(564)	$301,824
Corporate and other bonds	113,625	1,131	(876)	113,880
Mortgage-backed securities	552,431	2,596	(6,169)	548,858
Other securities	9,737	—	(77)	9,660
Total AFS securities	$971,339	$10,569	$(7,686)	$974,222
(1) Other bonds includes asset-backed securities.

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of September 30, 2018 and December 31, 2017 (dollars in thousands). These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
Obligations of states and political subdivisions	$377,882	$(5,814)	$7,674	$(361)	$385,556	$(6,175)
Mortgage-backed securities	794,067	(14,057)	245,879	(10,237)	1,039,946	(24,294)
Corporate bonds and other securities	89,225	(1,003)	38,557	(1,189)	127,782	(2,192)
Total AFS securities	$1,261,174	$(20,874)	$292,110	$(11,787)	$1,553,284	$(32,661)

December 31, 2017
Obligations of states and political subdivisions	$25,790	$(132)	$16,934	$(432)	$42,724	$(564)
Mortgage-backed securities	298,439	(3,267)	136,298	(2,902)	434,737	(6,169)
Corporate bonds and other securities	10,976	(99)	44,408	(854)	55,384	(953)
Total AFS securities	$335,205	$(3,498)	$197,640	$(4,188)	$532,845	$(7,686)

As of September 30, 2018, there were $292.1 million, or 108 issues, of individual AFS securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $11.8 million. As of December 31, 2017, there were $197.6 million, or 71 issues, of individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $4.2 million. The Company has determined that these securities are temporarily impaired at September 30, 2018 and December 31, 2017 for the reasons set out below:

Mortgage-backed securities. This category’s unrealized losses are primarily the result of interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell the investments, and the accounting standard of "more likely than not" has not been met for the Company to be required to sell any of the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired. Also, the majority of the Company’s mortgage-backed securities are agency-backed securities, which have a government guarantee.

Obligations of state and political subdivisions. This category’s unrealized losses are primarily the result of interest rate fluctuations and ratings downgrades for a limited number of securities brought about by the impact of the credit crisis on states and political subdivisions. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate and other bonds. This category's unrealized losses are the result of interest rate fluctuations and ratings downgrades for a limited number of securities. The majority of these securities remain investment grade and the Company’s analysis did not indicate the existence of a credit loss. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

The following table presents the amortized cost and estimated fair value of AFS securities as of September 30, 2018 and December 31, 2017, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$40,367	$40,342	$25,179	$25,326
Due after one year through five years	213,662	209,552	145,276	145,980
Due after five years through ten years	273,207	271,360	223,210	226,251
Due after ten years	1,384,006	1,361,887	577,674	576,665
Total AFS securities	$1,911,242	$1,883,141	$971,339	$974,222

Refer to Note 7 "Commitments and Contingencies" for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of September 30, 2018 and December 31, 2017.

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

The Company reports HTM securities on the Company's Consolidated Balance Sheets at carrying value. Carrying value is amortized cost which includes any unamortized unrealized gains and losses recognized in accumulated other comprehensive income prior to reclassifying the securities from AFS securities to HTM securities. Investment securities transferred into the HTM category from the AFS category are recorded at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the HTM securities. Such unrealized gains or losses are accreted over the remaining life of the security with no impact on future net income.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of September 30, 2018 and December 31, 2017 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value (1)	Gains	(Losses)	Fair Value
September 30, 2018
Obligations of states and political subdivisions	$235,333	$25	$(2,648)	$232,710

December 31, 2017
Obligations of states and political subdivisions	$199,639	$4,014	$(170)	$203,483

(1) The carrying value includes $125,000 as of September 30, 2018 and $3.6 million as of December 31, 2017 of net unrealized gains present at the time of transfer from AFS securities, net of any accretion.

The following table shows the gross unrealized losses and fair value of the Company’s HTM securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of September 30, 2018 and December 31, 2017 (dollars in thousands). These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
Obligations of states and political subdivisions	$213,882	$(2,648)	$—	$—	$213,882	$(2,648)

December 31, 2017
Obligations of states and political subdivisions	$18,896	$(139)	$1,084	$(31)	$19,980	$(170)

As of September 30, 2018, there were no issues of individual HTM securities that had been in a continuous loss position for more than 12 months. As of December 31, 2017, there was $1.1 million, or two issues, of individual HTM securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $31,000. These securities were municipal bonds with minimal credit exposure. For this reason, the Company has determined that these securities in a loss position were temporarily impaired as of December 31, 2017. Because the Company does not intend to sell these investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

The following table presents the amortized cost and estimated fair value of HTM securities as of September 30, 2018 and December 31, 2017, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018		December 31, 2017
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Due in one year or less	$—	$—	$3,221	$3,230
Due after one year through five years	3,917	3,889	44,289	44,601
Due after five years through ten years	3,500	3,479	79,114	80,532
Due after ten years	227,916	225,342	73,015	75,120
Total HTM securities	$235,333	$232,710	$199,639	$203,483

(1) The carrying value includes $125,000 as of September 30, 2018 and $3.6 million as of December 31, 2017 of net unrealized gains present at the time of transfer from AFS securities, net of any accretion.
Refer to Note 7 "Commitments and Contingencies" for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of September 30, 2018 and December 31, 2017.

Marketable Equity Securities
In connection with the Shore Premier sale, the Company received 1,250,000 shares of the purchasing company's common stock. For a limited time the purchasing company has agreed to pay additional cash consideration to the Company to the extent any sales of its common stock by the Company are at prices lower than agreed upon value at the time of entry into the agreement. The fair value of the common stock is evaluated quarterly and amounts that fall below the original purchase price are recorded as a miscellaneous receivable on the Company's Consolidated Balance Sheets. At September 30, 2018, the fair value of the purchasing company's common stock was $27.4 million and was included as "Marketable Equity Securities" in the Company's Consolidated Balance Sheet. Refer to Note 1 "Accounting Policies" and Note 8 "Derivatives" for more information regarding the Shore Premier sale.

Restricted Stock, at cost
Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At September 30, 2018 and December 31, 2017, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of the Bank's outstanding capital at both September 30, 2018 and December 31, 2017. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $52.6 million and $27.6 million for September 30, 2018 and December 31, 2017 and FHLB stock in the amount of $59.8 million and $47.7 million as of September 30, 2018 and December 31, 2017, respectively.

Other-Than-Temporary-Impairment
During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the three and nine months ended September 30, 2018, and in accordance with accounting guidance, no OTTI was recognized.

Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and nine months ended September 30, 2018 and 2017 (dollars in thousands).

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Realized gains (losses):
Gross realized gains	$97	$2,890
Gross realized losses	—	(2,668)
Net realized gains	$97	$222

Proceeds from sales of securities	$27,593	$337,109

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Realized gains (losses):
Gross realized gains	$296	$958
Gross realized losses	(112)	(176)
Net realized gains	$184	$782

Proceeds from sales of securities	$39,284	$91,911

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Construction and Land Development	$1,178,054	$948,791
Commercial Real Estate - Owner Occupied	1,283,125	943,933
Commercial Real Estate - Non-Owner Occupied	2,427,251	1,713,659
Multifamily Real Estate	542,662	357,079
Commercial & Industrial	1,154,583	612,023
Residential 1-4 Family - Commercial	719,798	612,395
Residential 1-4 Family - Mortgage	611,728	485,690
Auto	306,196	282,474
HELOC	612,116	537,521
Consumer	345,320	408,667
Other Commercial	230,765	239,320
Total loans held for investment, net (1)	$9,411,598	$7,141,552

(1) Loans, as presented, are net of deferred fees and costs totaling $3.5 million and $1.3 million as of September 30, 2018 and December 31, 2017, respectively.

The following table shows the aging of the Company’s loan portfolio, by segment, at September 30, 2018 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$1,351	$1,826	$442	$5,042	$9,221	$1,160,172	$1,178,054
Commercial Real Estate - Owner Occupied	4,218	539	3,586	25,896	3,202	1,245,684	1,283,125
Commercial Real Estate - Non-Owner Occupied	492	—	—	21,575	1,812	2,403,372	2,427,251
Multifamily Real Estate	553	—	—	86	—	542,023	542,662
Commercial & Industrial	2,239	428	256	2,299	1,404	1,147,957	1,154,583
Residential 1-4 Family - Commercial	2,535	1,892	378	16,073	1,956	696,964	719,798
Residential 1-4 Family - Mortgage	4,506	3,793	2,543	16,761	8,535	575,590	611,728
Auto	2,414	299	211	9	525	302,738	306,196
HELOC	4,783	1,392	1,291	6,179	1,273	597,198	612,116
Consumer and all other(1)	2,640	1,140	825	826	182	570,472	576,085
Total loans held for investment	$25,731	$11,309	$9,532	$94,746	$28,110	$9,242,170	$9,411,598
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2017 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$1,248	$898	$1,340	$2,838	$5,610	$936,857	$948,791
Commercial Real Estate - Owner Occupied	444	81	—	14,790	2,708	925,910	943,933
Commercial Real Estate - Non-Owner Occupied	187	84	194	6,610	2,992	1,703,592	1,713,659
Multifamily Real Estate	—	—	—	80	—	356,999	357,079
Commercial & Industrial	1,147	109	214	408	316	609,829	612,023
Residential 1-4 Family - Commercial	1,682	700	579	9,414	1,085	598,935	612,395
Residential 1-4 Family - Mortgage	3,838	2,541	546	3,733	6,269	468,763	485,690
Auto	3,541	185	40	—	413	278,295	282,474
HELOC	2,382	717	217	950	2,075	531,180	537,521
Consumer and all other(1)	2,404	2,052	402	198	275	642,656	647,987
Total loans held for investment	$16,873	$7,367	$3,532	$39,021	$21,743	$7,053,016	$7,141,552
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows the PCI loan portfolios, by segment and their delinquency status, at September 30, 2018 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$78	$1,324	$3,640	$5,042
Commercial Real Estate - Owner Occupied	435	3,487	21,974	25,896
Commercial Real Estate - Non-Owner Occupied	33	1,811	19,731	21,575
Multifamily Real Estate	—	—	86	86
Commercial & Industrial	—	1,134	1,165	2,299
Residential 1-4 Family - Commercial	3,677	2,011	10,385	16,073
Residential 1-4 Family - Mortgage	1,242	2,826	12,693	16,761
Auto	—	—	9	9
HELOC	337	447	5,395	6,179
Consumer and all other(1)	41	12	773	826
Total	$5,843	$13,052	$75,851	$94,746
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2017 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$8	$57	$2,773	$2,838
Commercial Real Estate - Owner Occupied	381	478	13,931	14,790
Commercial Real Estate - Non-Owner Occupied	188	233	6,189	6,610
Multifamily Real Estate	—	—	80	80
Commercial & Industrial	—	—	408	408
Residential 1-4 Family - Commercial	433	351	8,630	9,414
Residential 1-4 Family - Mortgage	343	626	2,764	3,733
HELOC	291	214	445	950
Consumer and all other(1)	—	—	198	198
Total	$1,644	$1,959	$35,418	$39,021
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans, by segment at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a specific allowance
Construction and Land Development	$11,265	$11,973	$—	$16,035	$16,214	$—
Commercial Real Estate - Owner Occupied	9,957	10,082	—	5,427	5,527	—
Commercial Real Estate - Non-Owner Occupied	6,922	7,199	—	6,017	6,103	—
Commercial & Industrial	1,683	2,116	—	1,681	1,933	—
Residential 1-4 Family - Commercial	4,599	4,863	—	4,098	4,879	—
Residential 1-4 Family - Mortgage	10,878	11,464	—	9,512	9,786	—
HELOC	686	793	—	2,056	2,144	—
Consumer and all other(1)	534	721	—	567	734	—
Total impaired loans without a specific allowance	$46,524	$49,211	$—	$45,393	$47,320	$—

Loans with a specific allowance
Construction and Land Development	$483	$545	$139	$1,536	$1,573	$122
Commercial Real Estate - Owner Occupied	1,852	1,937	149	1,161	1,161	94
Commercial & Industrial	855	867	317	1,295	1,319	128
Residential 1-4 Family - Commercial	1,452	1,527	227	1,062	1,068	35
Residential 1-4 Family - Mortgage	3,448	3,595	301	1,953	2,070	36
Auto	525	734	215	413	577	2
HELOC	988	1,056	173	464	535	51
Consumer and all other(1)	145	299	75	204	309	35
Total impaired loans with a specific allowance	$9,748	$10,560	$1,596	$8,088	$8,612	$503
Total impaired loans	$56,272	$59,771	$1,596	$53,481	$55,932	$503
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans, by segment for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$12,481	$63	$12,083	$203
Commercial Real Estate - Owner Occupied	11,873	102	11,966	322
Commercial Real Estate - Non-Owner Occupied	6,932	57	7,141	175
Commercial & Industrial	2,607	15	2,713	57
Residential 1-4 Family - Commercial	6,087	51	6,192	154
Residential 1-4 Family - Mortgage	14,716	26	14,823	113
Auto	609	—	685	12
HELOC	1,800	4	1,871	14
Consumer and all other(1)	689	7	756	22
Total impaired loans	$57,794	$325	$58,230	$1,072
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$15,654	$128	$15,378	$368
Commercial Real Estate - Owner Occupied	7,354	62	7,407	245
Commercial Real Estate - Non-Owner Occupied	7,597	57	7,584	185
Commercial & Industrial	4,139	36	4,203	121
Residential 1-4 Family - Commercial	4,467	36	4,536	121
Residential 1-4 Family - Mortgage	9,751	58	9,822	140
Auto	192	—	223	2
HELOC	2,460	7	2,492	29
Consumer and all other(1)	800	8	690	20
Total impaired loans	$52,414	$392	$52,335	$1,231
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s ALL methodology and are included in the preceding impaired loan tables. For the three and nine months ended September 30, 2018, the recorded investment in TDRs prior to modifications was not materially impacted by the modification.

The following table provides a summary, by segment, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018			December 31, 2017
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Construction and Land Development	5	$2,527	$—	7	$2,803	$—
Commercial Real Estate - Owner Occupied	10	3,444	—	5	2,221	—
Commercial Real Estate - Non-Owner Occupied	4	4,440	—	2	715	—
Commercial & Industrial	5	1,035	—	12	2,057	—
Residential 1-4 Family - Commercial	27	2,473	—	16	1,048	—
Residential 1-4 Family - Mortgage	28	5,380	—	24	5,194	—
HELOC	2	58	—	1	20	—
Consumer and all other (1)	2	497	—	1	495	—
Total performing	83	$19,854	$—	68	$14,553	$—
Nonperforming
Construction and Land Development	4	$4,371	$—	2	$702	$—
Commercial Real Estate - Owner Occupied	2	205	—	2	134	—
Commercial & Industrial	8	719	—	2	108	—
Residential 1-4 Family - Commercial	2	67	—	5	558	—
Residential 1-4 Family - Mortgage	14	2,989	—	7	1,264	—
HELOC	2	64	—	1	59	—
Consumer and all other (1)	1	10	—	1	24	—
Total nonperforming	33	$8,425	$—	20	$2,849	$—
Total performing and nonperforming	116	$28,279	$—	88	$17,402	$—
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. The following table shows, by segment and modification type, TDRs that occurred during the three and nine months ended September 30, 2018 and TDRs that were identified by the Company as going into default during the period shown that were restructured in the prior 12-month period (dollars in thousands):

	All Restructurings				Restructurings with Payment Default
	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment	No. of Loans	Recorded Investment
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—	—	$—	—	$—	—	$—

Term modification, at a market rate
Construction and Land Development	2	$3,545	4	$4,809	—	$—	3	$1,270
Commercial Real Estate - Owner Occupied	—	—	5	1,371	—	—	—	—
Commercial Real Estate - Non-Owner Occupied	1	1,089	1	1,089	—	—	—	—
Commercial & Industrial	2	278	3	339	—	—	—	—
Residential 1-4 Family - Commercial	—	—	2	220	—	—	1	60
Residential 1-4 Family - Mortgage	—	—	5	610	1	323	1	323
Consumer and all other(1)	1	14	1	14	—	—	—	—
Total loan term extended at a market rate	6	$4,926	21	$8,452	1	$323	5	$1,653

Term modification, below market rate
Commercial Real Estate - Non-Owner Occupied	1	$2,782	1	$2,782	—	$—	—	$—
Residential 1-4 Family - Commercial	5	297	8	901	—	—	—	—
Residential 1-4 Family - Mortgage	4	1,301	8	1,711	—	—	—	—
HELOC	2	46	2	46	—	—	—	—
Total loan term extended at a below market rate	12	$4,426	19	$5,440	—	$—	—	$—

Total	18	$9,352	40	$13,892	1	$323	5	$1,653
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows, by segment and modification type, TDRs that occurred during the three and nine months ended September 30, 2017 and TDRs that were identified by the Company as going into default during the period shown that were restructured in the prior 12-month period (dollars in thousands):

	All Restructurings				Restructurings with Payment Default
	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment	No. of Loans	Recorded Investment
Modified to interest only, at a market rate
Construction and Land Development	—	$—	—	$—	—	$—	2	$198
Commercial Real Estate - Owner Occupied	—	—	—	—	—	—	1	469
Commercial & Industrial	3	936	8	1,596	1	350	1	350
Residential 1-4 Family - Commercial	—	—	—	—	—	—	1	158
Total interest only at market rate of interest	3	$936	8	$1,596	1	$350	5	$1,175

Term modification, at a market rate
Construction and Land Development	1	$160	4	$1,150	—	$—	—	$—
Commercial Real Estate - Owner Occupied	1	380	1	380	—	—	—	—
Commercial Real Estate - Non-Owner Occupied	1	571	3	2,196	—	—	—	—
Commercial & Industrial	—	—	4	969	—	—	—	—
Residential 1-4 Family - Commercial	1	61	2	266	—	—	—	—
Residential 1-4 Family - Mortgage	2	1,586	6	2,308	1	88	1	88
Consumer and all other(1)	1	26	2	522	—	—	—	—
Total loan term extended at a market rate	7	$2,784	22	$7,791	1	$88	1	$88

Term modification, below market rate
Commercial Real Estate - Owner Occupied	—	$—	1	$841	—	$—	—	$—
Commercial & Industrial	—	—	3	179	—	—	—	—
Residential 1-4 Family - Commercial	1	40	3	126	—	—	—	—
Residential 1-4 Family - Mortgage	—	—	5	1,017	1	99	2	359
Total loan term extended at a below market rate	1	$40	12	$2,163	1	$99	2	$359

Total	11	$3,760	42	$11,550	3	$537	8	$1,622
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the ALL activity by segment for the nine months ended September 30, 2018 and 2017. The tables below include the provision for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Nine Months Ended September 30, 2018
	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$9,709	$400	$(703)	$(1,218)	$8,188
Commercial Real Estate - Owner Occupied	2,931	488	(174)	(300)	2,945
Commercial Real Estate - Non-Owner Occupied	7,544	82	(94)	806	8,338
Multifamily Real Estate	1,092	5	—	525	1,622
Commercial & Industrial	4,552	413	(692)	2,429	6,702
Residential 1-4 Family - Commercial	4,437	306	(137)	(2,147)	2,459
Residential 1-4 Family - Mortgage	1,524	235	(640)	405	1,524
Auto	975	365	(759)	760	1,341
HELOC	1,360	554	(488)	(70)	1,356
Consumer and all other(1)	4,084	1,234	(6,412)	7,913	6,819
Total	$38,208	$4,082	$(10,099)	$9,103	$41,294
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	Nine Months Ended September 30, 2017
	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$10,055	$193	$(2,115)	$535	$8,668
Commercial Real Estate - Owner Occupied	3,801	84	(46)	(620)	3,219
Commercial Real Estate - Non-Owner Occupied	6,622	2	(1,181)	1,825	7,268
Multifamily Real Estate	1,236	—	—	(136)	1,100
Commercial & Industrial	4,627	451	(1,241)	1,526	5,363
Residential 1-4 Family - Commercial	3,698	249	(451)	55	3,551
Residential 1-4 Family - Mortgage	2,701	83	(364)	(90)	2,330
Auto	946	352	(761)	398	935
HELOC	1,328	240	(861)	675	1,382
Consumer and all other(1)	2,178	905	(2,929)	3,192	3,346
Total	$37,192	$2,559	$(9,949)	$7,360	$37,162
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the loan and ALL balances based on impairment methodology by segment as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$11,748	$139	$1,161,264	$8,049	$5,042	$—	$1,178,054	$8,188
Commercial Real Estate - Owner Occupied	11,809	149	1,245,420	2,796	25,896	—	1,283,125	2,945
Commercial Real Estate - Non-Owner Occupied	6,922	—	2,398,754	8,338	21,575	—	2,427,251	8,338
Multifamily Real Estate	—	—	542,576	1,622	86	—	542,662	1,622
Commercial & Industrial	2,538	317	1,149,746	6,385	2,299	—	1,154,583	6,702
Residential 1-4 Family - Commercial	6,051	227	697,674	2,232	16,073	—	719,798	2,459
Residential 1-4 Family - Mortgage	14,326	301	580,641	1,223	16,761	—	611,728	1,524
Auto	525	215	305,662	1,126	9	—	306,196	1,341
HELOC	1,674	173	604,263	1,183	6,179	—	612,116	1,356
Consumer and all other(1)	679	75	574,580	6,744	826	—	576,085	6,819
Total loans held for investment, net	$56,272	$1,596	$9,260,580	$39,698	$94,746	$—	$9,411,598	$41,294
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	December 31, 2017
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$17,571	$122	$928,382	$9,587	$2,838	$—	$948,791	$9,709
Commercial Real Estate - Owner Occupied	6,588	94	922,555	2,837	14,790	—	943,933	2,931
Commercial Real Estate - Non-Owner Occupied	6,017	—	1,701,032	7,544	6,610	—	1,713,659	7,544
Multifamily Real Estate	—	—	356,999	1,092	80	—	357,079	1,092
Commercial & Industrial	2,976	128	608,639	4,424	408	—	612,023	4,552
Residential 1-4 Family - Commercial	5,160	35	597,821	4,402	9,414	—	612,395	4,437
Residential 1-4 Family - Mortgage	11,465	36	470,492	1,488	3,733	—	485,690	1,524
Auto	413	2	282,061	973	—	—	282,474	975
HELOC	2,520	51	534,051	1,309	950	—	537,521	1,360
Consumer and all other(1)	771	35	647,018	4,049	198	—	647,987	4,084
Total loans held for investment, net	$53,481	$503	$7,049,050	$37,705	$39,021	$—	$7,141,552	$38,208
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company uses a risk rating system and past due status as the primary credit quality indicators for the loan categories. The risk rating system on a scale of 0 through 9 is used to determine risk level as used in the calculation of the ALL; on those loans without a risk rating, the Company uses past due status to determine risk level. The risk levels, as described below, do not necessarily follow the regulatory definitions of risk levels with the same name. A general description of the characteristics of the risk levels follows:

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

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of September 30, 2018 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,112,422	$49,278	$11,299	$13	$1,173,012
Commercial Real Estate - Owner Occupied	1,191,608	37,261	28,360	—	1,257,229
Commercial Real Estate - Non-Owner Occupied	2,377,408	22,536	5,732	—	2,405,676
Multifamily Real Estate	530,613	11,963	—	—	542,576
Commercial & Industrial	1,107,669	36,496	8,119	—	1,152,284
Residential 1-4 Family - Commercial	686,249	12,729	4,747	—	703,725
Residential 1-4 Family - Mortgage	575,419	5,540	13,928	80	594,967
Auto	302,347	2,612	1,208	20	306,187
HELOC	596,925	5,177	3,835	—	605,937
Consumer and all other(1)	570,951	3,486	800	22	575,259
Total	$9,051,611	$187,078	$78,028	$135	$9,316,852
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

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of September 30, 2018 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,859	$1,232	$1,951	$—	$5,042
Commercial Real Estate - Owner Occupied	3,546	16,571	5,779	—	25,896
Commercial Real Estate - Non-Owner Occupied	3,541	13,438	4,596	—	21,575
Multifamily Real Estate	—	86	—	—	86
Commercial & Industrial	839	126	1,334	—	2,299
Residential 1-4 Family - Commercial	5,704	4,936	5,433	—	16,073
Residential 1-4 Family - Mortgage	9,735	830	6,196	—	16,761
Auto	9	—	—	—	9
HELOC	4,354	893	932	—	6,179
Consumer and all other(1)	80	692	54	—	826
Total	$29,667	$38,804	$26,275	$—	$94,746
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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$14,563	$19,739
Additions	12,225	—
Accretion	(6,666)	(4,896)
Reclassification of nonaccretable difference due to improvement in expected cash flows	360	2,175
Measurement period adjustment	2,981	—
Other, net (1)	1,845	(452)
Balance at end of period	$25,308	$16,566
(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, totaled $94.7 million at September 30, 2018 and $39.0 million at December 31, 2017. The outstanding balance of the Company’s PCI loan portfolio totaled $119.1 million at September 30, 2018 and $47.9 million at December 31, 2017. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $2.2 billion at September 30, 2018 and $892.4 million at December 31, 2017; the remaining discount on these loans totaled $33.4 million at September 30, 2018 and $13.7 million at December 31, 2017.

5. INTANGIBLE ASSETS

During the nine months ended September 30, 2018, the Company acquired Xenith, DHFB, and OAL as part of the Company's strategic growth plan. The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangibles are being amortized over the period of expected benefit, which ranges from 4 to 14 years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 16 years, using various methods. Refer to Note 2 "Acquisitions" for further information regarding intangible assets.

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

Amortization expense of intangibles for the three and nine months ended September 30, 2018 totaled $3.5 million and $9.9 million, respectively, and for the three and nine months ended September 30, 2017 totaled $1.5 million and $4.7 million, respectively. As of September 30, 2018, the estimated remaining amortization expense of intangibles is as follows (dollars in thousands):

For the remaining three months of 2018	$3,196
For the year ending December 31, 2019	11,521
For the year ending December 31, 2020	9,586
For the year ending December 31, 2021	7,498
For the year ending December 31, 2022	5,656
Thereafter	14,106
Total estimated amortization expense	$51,563

6. BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Securities sold under agreements to repurchase	$40,624	$49,152
Federal funds purchased	90,000	—
FHLB	926,250	745,000
Total short-term borrowings	$1,056,874	$794,152

Maximum month-end outstanding balance	$1,056,874	$794,152
Average outstanding balance during the period	972,224	602,553
Average interest rate (during the period)	1.76%	1.00%
Average interest rate at end of period	2.10%	1.32%

The Bank maintains federal funds lines with several correspondent banks, the remaining available balance of which was $292.0 million and $227.0 million at September 30, 2018 and December 31, 2017, respectively. The Company maintains an alternate line of credit at a correspondent bank, the available balance of which was $25.0 million at both September 30, 2018 and December 31, 2017. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with such covenants as of September 30, 2018. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $3.9 billion and $2.7 billion at September 30, 2018 and December 31, 2017, respectively.

Long-term Borrowings

In connection with several previous bank acquisitions, the Company issued and acquired trust preferred capital notes of $58.5 million and $32.0 million, respectively. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired trust preferred capital notes totaling $55.0 million with a fair value discount of $9.9 million. The remaining fair value discount on all acquired trust preferred capital notes was $15.8 million at September 30, 2018. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes. Our trust preferred capital notes consist of the following as of September 30, 2018:

	Trust Preferred Capital Securities (1)	Investment (1)	Spread to 3-Month LIBOR	Rate (2)	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	5.15%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	3.80%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	5.13%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	5.50%	6/26/2033
Gateway Capital Statutory Trust I	8,000,000	248,000	3.10%	5.50%	9/17/2033
Gateway Capital Statutory Trust II	7,000,000	217,000	2.65%	5.05%	6/17/2034
Gateway Capital Statutory Trust III	15,000,000	464,000	1.50%	3.90%	5/30/2036
Gateway Capital Statutory Trust IV	25,000,000	774,000	1.55%	3.95%	7/30/2037
Total	$145,500,000	$4,504,000
(1) The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company's junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company's investment in the trusts is reported in "Other Assets" on the Company's Consolidated Balance Sheets.
(2) Rate as of September 30, 2018.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with an initial fixed interest rate of 5.00% through December 15, 2021. The interest rate then changes to a floating rate of LIBOR plus 3.175% through its maturity date on December 15, 2026. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired $8.5 million of subordinated notes with a fair value premium of $259,000, which was $180,000 at September 30, 2018. The acquired subordinated notes have a fixed interest rate of 6.75% and a maturity date of June 30, 2025. At September 30, 2018 and December 31, 2017, the contractual principal reported for subordinated notes was $158.5 million and $150.0 million, respectively; remaining issuance discount as of September 30, 2018 and December 31, 2017 is $1.6 million and $1.8 million, respectively. The subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with the acquired subordinated notes and is considered to be in compliance with these covenants as of September 30, 2018.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings on the Company’s Consolidated Balance Sheet. In accordance with ASC 470-50, Modifications and Extinguishments, the Company is amortizing this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings on the Company’s Consolidated Statements of Income. Amortization expense for the three and nine months ended September 30, 2018 and 2017 was $498,000 and $1,469,000 and $486,000 and $1,433,000, respectively.

As of September 30, 2018, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	2.84%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	2.85%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	2.85%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	2.85%	11/23/2022	10,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
Fixed Rate Hybrid	—	2.37%	10/10/2019	25,000
Fixed Rate Hybrid	—	1.58%	5/18/2020	20,000
				$215,000
(1) Interest rates calculated using non-rounded numbers.

As of December 31, 2017, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	2.13%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	2.15%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	2.15%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	2.15%	11/23/2022	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
Fixed Rate Hybrid	—	1.58%	5/18/2020	20,000
				$200,000
(1) Interest rates calculated using non-rounded numbers.

For information on the carrying value of loans and securities pledged as collateral on FHLB advances as of September 30, 2018 and December 31, 2017, refer to Note 7 "Commitments and Contingencies."

As of September 30, 2018, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount) (1)	Prepayment Penalty	Total Long-term Borrowings
For the remaining three months of 2018	$—	$—	$30,000	$(212)	$(501)	$29,287
2019	—	—	25,000	(862)	(2,018)	22,120
2020	—	—	20,000	(936)	(2,074)	16,990
2021	—	—	—	(1,006)	(2,119)	(3,125)
2022	—	—	140,000	(1,029)	(1,707)	137,264
Thereafter	150,004	158,500	—	(13,272)	—	295,232
Total long-term borrowings	$150,004	$158,500	$215,000	$(17,317)	$(8,419)	$497,768
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

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized on the Company’s Consolidated Balance Sheet. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss rates, current economic conditions, risk ratings, and past due status among other factors in the consideration of whether credit losses are inherent in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve that includes balances relating to mortgage loans previously sold based on historical statistics and loss rates. As of September 30, 2018 and December 31, 2017, the Company's reserves for off-balance sheet credit risk and indemnification were $1.5 million and $795,000, respectively.

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

The following table presents the balances of commitments and contingencies (dollars in thousands):

	September 30, 2018	December 31, 2017
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$3,021,820	$2,192,812
Standby letters of credit	174,714	127,435
Total commitments with off-balance sheet risk	$3,196,534	$2,320,247
(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the period ended September 30, 2018, the aggregate amount of daily average required reserves was approximately $40.5 million and was satisfied by deposits maintained with the Federal Reserve Bank.

As of September 30, 2018, the Company had approximately $26.9 million in deposits in other financial institutions, of which $13.4 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $11.7 million in deposits in other financial institutions that were uninsured at September 30, 2018. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. Refer to Note 8 “Derivatives” for additional information.

As part of the Company's liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at September 30, 2018 and December 31, 2017 (dollars in thousands):

	Pledged Assets as of September 30, 2018
	Cash	AFS Securities (1)	HTM Securities (1)	Loans (2)	Total
Public deposits	$—	$414,740	$7,367	$—	$422,107
Repurchase agreements	—	68,229	—	—	68,229
FHLB advances	—	546	—	3,250,648	3,251,194
Derivatives	13,436	2,175	—	—	15,611
Other purposes	—	24,197	—	—	24,197
Total pledged assets	$13,436	$509,887	$7,367	$3,250,648	$3,781,338
(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2017
	Cash	AFS Securities (1)	HTM Securities (1)	Loans (2)	Total
Public deposits	$—	$242,472	$197,482	$—	$439,954
Repurchase agreements	—	77,942	—	—	77,942
FHLB advances	—	878	—	2,390,509	2,391,387
Derivatives	23,870	3,656	—	—	27,526
Other purposes	—	15,043	—	—	15,043
Total pledged assets	$23,870	$339,991	$197,482	$2,390,509	$2,951,852

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

In connection with the Shore Premier sale, the Company received 1,250,000 shares of the purchasing company's common stock with a contractual amount of $28.9 million, the fair value of which was $27.4 million at September 30, 2018. The purchasing company has agreed for a period of 30 days to pay additional cash consideration to the Company to the extent any sales of its common stock by the Company, following satisfaction of any required holding periods or other requirements under the Securities Act, are at prices lower than the agreed upon value at the time of entry into the agreement. The fair value of the related derivative at September 30, 2018 was approximately $1.5 million. Refer to Note 1 “Accounting Policies” and Note 3 "Securities" for further discussion on the Shore Premier sale.

Cash Flow Hedges
The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as trust preferred capital notes, FHLB borrowings, and prime commercial loans. During the normal course of business, the Company enters into interest rate swap agreements ("swap agreements") as part of its hedging strategy by exchanging a notional amount, equal to the principal amount of the borrowings, for fixed-rate interest based on benchmarked interest rates. The original terms and conditions of the interest rate swaps vary and range in length with a maximum hedging time through November 2022. Amounts receivable or payable are recognized as accrued under the terms of the agreements.

All swap agreements entered into with counterparties as of September 30, 2018 met the Company’s credit standards, and these agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in these agreements is not significant.

The Company assesses the effectiveness of each hedging relationship on a periodic basis using statistical regression analysis. The Company also measures the ineffectiveness of each hedging relationship using the change in variable cash flows method which compares the cumulative changes in cash flows of the hedging instrument relative to cumulative changes in the hedged item’s cash flows. In accordance with ASC 815, Derivatives and Hedging, the effective portions of the derivatives’ unrealized gains or losses are recorded as a component of other comprehensive income on the Company's Consolidated Statements of Income. Based on the Company’s assessment, its cash flow hedges are highly effective, but to the extent that any ineffectiveness exists in the hedge relationships, the amounts would be recorded in interest income or interest expense on the Company’s Consolidated Statements of Income.

On June 13, 2016, the Company terminated three interest rate swap agreements designated as cash flow hedges prior to their respective maturity dates. The unrealized gain of $1.3 million within accumulated other comprehensive income will be reclassified into earnings over a three year period, the term of the hedged item, using the effective interest method. The estimated net amount of gains expected to be reclassified into earnings by September 30, 2019 is $399,000.

Fair Value Hedge
The Company designates derivatives as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates. During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At September 30, 2018 and December 31, 2017, the aggregate notional amount of the related hedged items totaled $88.7 million and $81.0 million, respectively, and the fair value of the related hedged items was an unrealized loss of $3.5 million and $1.2 million, respectively.

The Company applies hedge accounting in accordance with authoritative guidance, and the fair value hedge and the underlying hedged item, attributable to the risk being hedged, are recorded at fair value with unrealized gains and losses being recorded on the Company’s Consolidated Statements of Income. Statistical regression analysis is used to assess hedge effectiveness, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in fair value of the asset being hedged due to changes in the hedged risk. The Company’s fair value hedges continue to be highly effective and had no material impact on the Company's Consolidated Statements of Income, but if any ineffectiveness exists in the hedge relationships, portions of the unrealized gains or losses would be recorded in interest income or interest expense on the Company’s Consolidated Statements of Income.

Loan Swaps
During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with a third party in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values as reported in “Other Assets” and “Other Liabilities” on the Company’s Consolidated Balance Sheet.

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

The market values of rate lock commitments and best efforts forward delivery commitments is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close. The fair value of the rate lock commitments is reported as a component of “Other Assets” on the Company’s Consolidated Balance Sheet; the fair value of the Company’s best efforts forward delivery commitments is recorded as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheet. Any impact to income is recorded in current period earnings as a component of “Mortgage banking income, net” on the Company’s Consolidated Statements of Income.

The following table summarizes key elements of the Company’s derivative instruments as of September 30, 2018 and December 31, 2017, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	September 30, 2018			December 31, 2017
		Derivative (2)			Derivative (2)
	Notional or Contractual Amount (1)	Assets	Liabilities	Notional or Contractual Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$152,500	$—	$2,526	$152,500	$49	$8,005
Fair value hedges	88,668	3,468	—	80,973	1,598	76
Derivatives not designated as accounting hedges:
Loan Swaps
Pay fixed - receive floating interest rate swaps	766,506	22,824	1,119	529,736	—	1,350
Pay floating - receive fixed interest rate swaps	766,506	1,119	22,824	529,736	1,350	—
Other contracts:
Interest rate lock commitments	—	—	—	34,314	559	—
Best efforts forward delivery commitments	—	—	—	73,777	12	—

(1) Notional amounts are not recorded on the Company's Consolidated Balance Sheet and are generally used only as a basis on which interest and other payments are determined.
(2) Balances represent fair value of derivative financial instruments.

Refer to Note 7 "Commitments and Contingencies" for information regarding collateral pledged on derivative instruments.

9. STOCKHOLDERS' EQUITY

Serial Preferred Stock
The Company has the authority to issue up to 500,000 shares of serial preferred stock with a par value of $10.00 per share. As of September 30, 2018 and December 31, 2017, the Company had no shares issued or outstanding.

Accumulated Other Comprehensive Income (Loss)
The change in AOCI for the three and nine months ended September 30, 2018 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - June 30, 2018	$(10,813)	$105	$(2,273)	$(1,064)	$(14,045)
Transfer of HTM securities to AFS securities	—	—	—	—	—
Cumulative effects from adoption of new accounting standard	—	—	—	—	—
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(11,310)	—	575	—	(10,735)
Amounts reclassified from AOCI into earnings	(77)	(5)	227	19	164
Net current period other comprehensive income (loss)	(11,387)	(5)	802	19	(10,571)
Balance - September 30, 2018	$(22,200)	$100	$(1,471)	$(1,045)	$(24,616)

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2017	$1,874	$2,705	$(4,361)	$(1,102)	$(884)
Transfer of HTM securities to AFS securities (1)	2,785	(2,785)	—	—	—
Cumulative effects from adoption of new accounting standard (2)	404	583	(1,094)	—	(107)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification (1)	(27,087)	—	3,214	—	(23,873)
Amounts reclassified from AOCI into earnings	(176)	(403)	770	57	248
Net current period other comprehensive income (loss)	(27,263)	(403)	3,984	57	(23,625)
Balance - September 30, 2018	$(22,200)	$100	$(1,471)	$(1,045)	$(24,616)
(1) During the second quarter of 2018, the Company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". As part of this adoption, the Company made a one-time election to transfer eligible HTM securities to the AFS category. The transfer of these securities resulted in an increase of approximately $400,000 to AOCI and is included as unrealized gains (losses) on AFS securities above.
(2) During the second quarter of 2018, the Company adopted ASU No. 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." As part of this adoption, the Company reclassified approximately $107,000, which resulted in a reclassification of these amounts from AOCI to retained earnings.

The change in AOCI for the three and nine months ended September 30, 2017 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - June 30, 2017	$7,733	$3,033	$(5,487)	$(1,271)	$4,008
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(2,729)	—	41	—	(2,688)
Amounts reclassified from AOCI into earnings	(119)	(163)	189	84	(9)
Net current period other comprehensive income (loss)	(2,848)	(163)	230	84	(2,697)
Balance - September 30, 2017	$4,885	$2,870	$(5,257)	$(1,187)	$1,311

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2016	$(542)	$3,377	$(5,179)	$(1,465)	$(3,809)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	5,935	—	(766)	—	5,169
Amounts reclassified from AOCI into earnings	(508)	(507)	688	278	(49)
Net current period other comprehensive income (loss)	5,427	(507)	(78)	278	5,120
Balance - September 30, 2017	$4,885	$2,870	$(5,257)	$(1,187)	$1,311

10. FAIR VALUE MEASUREMENTS

The Company follows ASC 820, Fair Value Measurements and Disclosures, to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

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

Derivative instruments
As discussed in Note 8 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No material differences were identified during the validation as of September 30, 2018 and December 31, 2017. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

In the second quarter of 2018, the Bank announced that it had entered into an agreement with a third party mortgage company to allow TFSB to offer residential mortgages from certain Bank locations on the terms and conditions set forth in the agreement. Concurrently with this arrangement, the Bank began the process of winding down the operations of UMG, the Company's reportable mortgage segment. Prior to this announcement, during the normal course of business, the Company entered into interest rate lock commitments related to the origination of mortgage loans held for sale, as well as best effort forward delivery commitments to mitigate interest rate risk; these instruments were recorded at estimated fair value based on the value of the underlying loan, which in turn was based on quoted prices for similar loans in the secondary market. This value, however, was adjusted by a pull-through rate, which considered the likelihood that the loan in a lock position would ultimately close. The pull-through rate was derived from the Company’s internal data and was adjusted using significant management judgment. The pull-through rate was largely dependent on the loan processing stage that a loan was currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative resulted in positive fair value adjustments, while a decrease in the pull-through rate resulted in a negative fair value adjustment. As a result of the UMG wind down, at September 30, 2018, the Company had no interest rate locks with a weighted average pull-through rate, and a weighted average pull-through rate of approximately 80% as of December 31, 2017. The interest rate lock commitments are recorded as a component of “Other Assets” on the Company’s Consolidated Balance Sheet.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2018 and December 31, 2017.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

Marketable Equity Securities
Marketable securities are carried at fair value. Fair value is based on the reported market price of the publicly traded stock (Level 1).

Loans Held for Sale
Loans held for sale are carried at fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). At September 30, 2018, loans held for sale are included in "Assets of discontinued operations" on the Company's Consolidated Balance Sheets. Refer to Note 13 "Segment Reporting & Discontinued Operations" for further discussion regarding discontinued operations.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 (dollars in thousands):

	Fair Value Measurements at September 30, 2018 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
Obligations of states and political subdivisions	$—	$563,473	$—	$563,473
Corporate and other bonds	—	161,492	—	161,492
Mortgage-backed securities	—	1,146,913	—	1,146,913
Other securities	—	11,263	—	11,263
Marketable equity securities	27,375	—	—	27,375
Loans held for sale	—	360	—	360
Derivatives:
Interest rate swap	—	23,943	—	23,943
Fair value hedges	—	3,468	—	3,468

LIABILITIES
Derivatives:
Interest rate swap	$—	$23,943	$—	$23,943
Cash flow hedges	—	2,526	—	2,526

	Fair Value Measurements at December 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
Obligations of states and political subdivisions	$—	$301,824	$—	$301,824
Corporate and other bonds	—	113,880	—	113,880
Mortgage-backed securities	—	548,858	—	548,858
Other securities	—	9,660	—	9,660
Loans held for sale	—	40,662	—	40,662
Derivatives:
Interest rate swap	—	1,350	—	1,350
Cash flow hedges	—	49	—	49
Fair value hedges	—	1,598	—	1,598
Interest rate lock commitments	—	—	559	559
Best efforts forward delivery commitments	—	—	12	12

LIABILITIES
Derivatives:
Interest rate swap	$—	$1,350	$—	$1,350
Cash flow hedges	—	8,005	—	8,005
Fair value hedges	—	76	—	76
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

Impaired loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). At September 30, 2018 and December 31, 2017, the Level 3 weighted average adjustments related to impaired loans were 3.2% and 3.0%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Foreclosed Properties & Former Bank Premises
Foreclosed properties and former bank premises are evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Fair values of foreclosed properties and former bank premises are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. At September 30, 2018 and December 31, 2017, the Level 3 weighted average adjustments related to foreclosed property were approximately 3.6% and 22.5%, respectively. At September 30, 2018 and December 31, 2017, there were no Level 3 weighted average adjustments related to bank premises.

Total valuation expenses related to foreclosed properties for the three months ended September 30, 2018 and 2017 totaled $42,000 and $249,000, respectively. Total valuation expenses related to foreclosed properties for the nine months ended September 30, 2018 and 2017 totaled $1.2 million and $506,000 respectively.

Total valuation expenses related to former bank premises for the three and nine months ended September 30, 2018 was $0 and for the three and nine months ended September 30, 2017 was $339,000.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017 (dollars in thousands):

	Fair Value Measurements at September 30, 2018 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$2,614	$2,614
Foreclosed properties	—	—	6,800	6,800
Former bank premises	—	—	4,615	4,615

	Fair Value Measurements at December 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$3,229	$3,229
Foreclosed properties	—	—	5,253	5,253
Former bank premises	—	—	1,383	1,383

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2018 and December 31, 2017.

Loans
With the adoption of ASU No. 2016-01 during the first quarter of 2018, the fair value of loans at September 30, 2018 were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans. At December 31, 2017, the fair value of performing loans were estimated by discounting expected future cash flows using a yield curve that is constructed by adding a loan spread to a market yield curve. Loan spreads are based on spreads currently observed in the market for loans of similar type and structure. Fair value for impaired loans and their respective level within the fair value hierarchy are described in the previous disclosure related to fair value measurements of assets that are measured on a nonrecurring basis.

BOLI
The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.

Deposits
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. With the adoption of ASU No. 2016-01 during the first quarter of 2018, the fair value of certificates of deposits at September 30, 2018 were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period. At December 31, 2017, the fair value of certificates of deposit was estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowings
The carrying value of the Company’s repurchase agreements is a reasonable estimate of fair value. With the adoption of ASU No. 2016-01 during the first quarter of 2018, subordinated debt and trust preferred cash flows at September 30, 2018 are forecasted at the stated coupon rate and discounted back to the measurement date using the prevailing market rate. The prevailing market rate is based on implied market yields for recently issued debt with similar durations by institutions of similar size. Other borrowings, including subordinated debt and trust preferred at December 31, 2017 are discounted using the current yield curve for the same type of borrowing. For borrowings with embedded optionality, a third party source is used to value the instrument.

Accrued Interest
The carrying amounts of accrued interest approximate fair value.

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2018 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$282,212	$282,212	$—	$—	$282,212
AFS securities	1,883,141	—	1,883,141	—	1,883,141
HTM securities	235,333	—	232,710	—	232,710
Marketable equity securities	27,375	27,375	—	—	27,375
Restricted stock	112,390	—	112,390	—	112,390
Loans held for sale	360	—	360	—	360
Net loans	9,370,304	—	—	9,258,960	9,258,960
Derivatives:
Interest rate swap	23,943	—	23,943	—	23,943
Fair value hedge	3,468	—	3,468	—	3,468
Interest rate lock commitments	—	—	—	—	—
Accrued interest receivable	41,691	—	41,691	—	41,691
BOLI	261,874	—	261,874	—	261,874

LIABILITIES
Deposits	$9,834,695	$—	$9,851,948	$—	$9,851,948
Borrowings	1,554,642	—	1,542,161	—	1,542,161
Accrued interest payable	6,017	—	6,017	—	6,017
Derivatives:
Interest rate swap	23,943	—	23,943	—	23,943
Cash flow hedges	2,526	—	2,526	—	2,526

		Fair Value Measurements at December 31, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$199,373	$199,373	$—	$—	$199,373
AFS securities	974,222	—	974,222	—	974,222
HTM securities	199,639	—	203,483	—	203,483
Restricted stock	75,283	—	75,283	—	75,283
Loans held for sale	40,662	—	40,662	—	40,662
Net loans	7,103,344	—	—	7,117,593	7,117,593
Derivatives:
Interest rate swap	1,350	—	1,350	—	1,350
Cash flow hedges	49	—	49	—	49
Fair value hedges	1,598	—	1,598	—	1,598
Interest rate lock commitments	559	—	—	559	559
Best efforts forward delivery commitments	12	—	—	12	12
Accrued interest receivable	26,427	—	26,427	—	26,427
BOLI	182,854	—	182,854	—	182,854

LIABILITIES
Deposits	$6,991,718	$—	$6,977,845	$—	$6,977,845
Borrowings	1,219,414	—	1,198,645	—	1,198,645
Accrued interest payable	2,538	—	2,538	—	2,538
Derivatives:
Interest rate swap	1,350	—	1,350	—	1,350
Cash flow hedges	8,005	—	8,005	—	8,005
Fair value hedges	76	—	76	—	76

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

11. REVENUE

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”, and all subsequent amendments to the ASU No. 2014-09. Using Topic 606 guidelines and other authoritative guidance, the Company concluded that Topic 606 applies to noninterest income excluding out of scope revenue such as mortgage banking income, gains on securities transactions, and trading revenue (i.e., derivatives).

Public entities are required to disclose (1) revenue disaggregated into categories that show how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors; (2) contract balances; (3) a description of when performance obligations are satisfied; and (4) significant judgments made in evaluating when a customer obtains control of promised goods or services for performance obligations satisfied at a point in time.

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

Noninterest income disaggregated by major source, for the three and nine months ended September 30, 2018 and 2017, consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Noninterest income:
Deposit Service Charges (1):
Overdraft fees, net	$5,345	$4,067	$15,338	$11,643
Maintenance fees & other	1,138	728	3,228	2,281
Other service charges and fees (1)	1,625	1,131	4,137	3,391
Interchange fees, net (1)	4,882	3,756	14,163	11,205
Fiduciary and asset management fees (1):
Trust asset management fees	1,321	1,290	4,102	3,815
Registered advisor management fees, net	2,110	688	4,435	1,995
Brokerage management fees, net	980	816	2,970	2,503
Gains (losses) on securities transactions, net	97	184	222	782
Bank owned life insurance income	1,732	1,377	5,126	4,837
Loan-related interest rate swap fees	562	416	2,178	2,627
Gain on Shore Premier sale (3)	(933)	—	19,966	—
Other operating income (2)	1,028	777	4,887	2,226
Total noninterest income (4)	$19,887	$15,230	$80,752	$47,305

(1) Income within scope of Topic 606.
(2) Includes income within the scope of Topic 606 of $946,000 and $648,000 for the three months ended September 30, 2018 and 2017, respectively, and $2.5 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively. The remaining balance is outside the scope of Topic 606.
(3) The initial estimated pre-tax gain recorded in the second quarter of 2018 for the Shore Premier sale was subsequently adjusted down in the third quarter by $933,000 due to updated information and wind-down costs incurred.
(4) Noninterest income for the discontinued mortgage segment is reported in Note 13, "Segment Reporting & Discontinued Operations."

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

The following table presents EPS from continuing operations, discontinued operations and total net income available to common shareholders for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income:
Income from continuing operations	$38,762	$20,420	$105,136	$57,084
Income (loss) from discontinued operations	(565)	238	(2,973)	653
Net income available to common shareholders	$38,197	$20,658	$102,163	$57,737

Weighted average shares outstanding, basic	$65,975	$43,707	$65,818	$43,685
Dilutive effect of stock awards and warrants	38	85	55	83
Weighted average shares outstanding, diluted	$66,013	$43,792	$65,873	43,768

Basic EPS:
EPS from continuing operations	$0.59	$0.46	$1.60	$1.31
EPS from discontinued operations	(0.01)	0.01	(0.05)	0.01
EPS available to common shareholders	$0.58	$0.47	$1.55	$1.32

Diluted EPS:
EPS from continuing operations	$0.59	$0.46	$1.60	$1.31
EPS from discontinued operations	(0.01)	0.01	(0.05)	0.01
EPS available to common shareholders	$0.58	$0.47	$1.55	$1.32

13. SEGMENT REPORTING & DISCONTINUED OPERATIONS

On May 23, 2018, the Bank announced that it had entered into an agreement with a third party mortgage company TFSB to allow TFSB to offer residential mortgages from certain Bank locations on the terms and conditions set forth in the agreement. Concurrently with this arrangement, the Bank began the process of winding down the operations of UMG, the Company's reportable mortgage segment. Effective at the close of business June 1, 2018, UMG was no longer originating mortgages in its name. The decision to exit the mortgage business was based on a number of strategic priorities and other factors, including the additional investment in the business required to achieve the necessary scale to be competitive. As a result of this decision, the community bank segment is the only remaining reportable segment and does not require separate reporting disclosures.

As of September 30, 2018, assets from discontinued operations totaled $2.1 million, which included $360,000 of loans held for sale, and were reported in assets from discontinued operations on the Company's Consolidated Balance Sheet. The Company also reported $2.6 million as liabilities of discontinued operations on the Company's Consolidated Balance Sheet. Management believes there are no material on-going obligations with respect to the mortgage banking business that have not been recorded in the Company's consolidated financial statements.

The following table presents summarized operating results of the discontinued mortgage segment for the three and nine months ended September 30, 2018 and 2017, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net interest income	$207	$351	$850	$847
Provision for credit losses	83	(6)	(181)	1
Net interest income after provision for credit losses	124	357	1,031	846
Noninterest income	181	2,306	3,891	7,125
Noninterest expenses	1,066	2,292	8,690	6,950
Income before income taxes	(761)	371	(3,768)	1,021
Income tax expense (benefit)	(196)	133	(795)	368
Net income (loss) on discontinued operations	$(565)	$238	$(2,973)	$653

14. SUBSEQUENT EVENTS

On October 5, 2018, the Company announced it has entered into a definitive merger agreement to acquire Access in an all-stock transaction. Subject to the terms and conditions stated in the merger agreement, upon the consummation of the merger each share of Access common stock will be converted into the right to receive 0.75 shares of the Company’s common stock. The transaction is expected to close in the first quarter of 2019.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Union Bankshares Corporation (the “Company”) as of September 30, 2018, the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2018 and 2017, the consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 6, 2018

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. This discussion and analysis should be read with the Company's consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2017 Form 10-K, including management’s discussion and analysis. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the interim periods are not necessarily indicative of results that may be expected for the full year or for any other period. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any projected future results, performance, or achievements expressed or implied by such forward-looking statements.  Actual future results, performance or achievements may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

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

•	changes in interest rates;

•	general economic and financial market conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth;

•	the Company’s ability to manage its growth or implement its growth strategy;

•
the ability to obtain regulatory, shareholder or other approvals or other conditions to closing the pending merger with Access on a timely basis or at all, the ability to close the pending merger with Access on the expected timeframe, or at all, that closing may be more difficult, time-consuming or costly than expected, and that if the pending merger with Access is consummated, the businesses of the Company and Access may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•	the Company’s ability to recruit and retain key employees;

•	an insufficient allowance for loan losses;

•	the quality or composition of the loan or investment portfolios;

•	concentrations of loans secured by real estate, particularly commercial real estate;

•	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;

•	demand for loan products and financial services in the Company’s market area;

•	the Company’s ability to compete in the market for financial services;

•	technological risks and developments, and cyber threats, attacks, or events;

•	performance by the Company’s counterparties or vendors;

•	deposit flows;

•	the availability of financing and the terms thereof;

•	the level of prepayments on loans and mortgage-backed securities;

•	legislative or regulatory changes and requirements;

•	the impact of the Tax Act, including, but not limited to, the effect of the lower corporate tax rate, including on the valuation of the Company's tax assets and liabilities;

•	any future refinements to the Company's preliminary analysis of the impact of the Tax Act on the Company;

•	changes in the effect of the Tax Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplement legislation;

•	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	changes to applicable accounting principles and guidelines; and

•	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and comparable "Risk Factors" section of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and related disclosures in other filings, which have been filed with the SEC and are and are available on the SEC’s website at www.sec.gov. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with U.S. GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as needed. Management has discussed the Company’s critical accounting policies and estimates with the Audit Committee of the Board of Directors of the Company.

The critical accounting and reporting policies include the Company’s accounting for the ALL, acquired loans, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of the Company’s 2017 Form 10-K.

The Company provides additional information on its critical accounting policies and estimates listed above under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in its 2017 Form 10-K.

ABOUT UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Union Bankshares Corporation (Nasdaq: UBSH) is the holding company for Union Bank & Trust, which has 140 branches, seven of which are operated as Xenith Bank, a division of Union Bank & Trust of Richmond, Virginia, and approximately190 ATMs located throughout Virginia and in portions of Maryland and North Carolina. Non-bank affiliates of the Company include: ODCM, DHFB, and OAL, which both provide investment advisory services, and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of the Company’s common stock are traded on the Nasdaq Global Select Market under the symbol "UBSH". Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of or incorporated into this report.

RESULTS OF OPERATIONS

Executive Overview

On January 1, 2018, the Company completed the acquisition of Xenith, a bank holding company based in Richmond, Virginia. The Company's three and nine month results for 2018 include the financial results of Xenith.

On April 1, 2018 the Bank completed its acquisition of DHFB, a Roanoke, Virginia based investment advisory firm. The financial results of DHFB are included in the Company's results starting in the second quarter of 2018.

On May 23, 2018, the Bank announced that it had entered into an agreement with a third party mortgage company TFSB, to allow TFSB to offer residential mortgages from certain Bank locations on the terms and conditions set forth in the agreement. Concurrently with this arrangement, the Bank began the process of winding down the operations of UMG, the Company's reportable mortgage segment. Effective at the close of business June 1, 2018, UMG was no longer originating mortgages in its name. In connection with this transaction, the Company recorded exit costs totaling approximately $3.4 million in the second quarter of 2018 and $199,000 in the third quarter of 2018, which includes goodwill impairment of approximately $864,000. These costs and the Company's mortgage segment results are reported as discontinued operations.

On June 29, 2018, the Bank entered into an agreement to sell substantially all of the assets and certain specific liabilities of Shore Premier, consisting primarily of marine loans totaling $383.9 million, for approximately $375.0 million in cash and 1,250,000 shares of the purchasing company's common stock. The initial estimated after-tax gain recorded in the second quarter of 2018 was $16.5 million, net of transaction and other related costs, which was subsequently reduced by $737,000 in the third quarter based on updated information obtained and wind-down costs incurred.

On June 29, 2018, the Bank sold approximately $206.3 million in consumer home improvement loans that had been originated through a third-party lending program. These loans were sold at par.

On July 1, 2018, ODCM, a subsidiary of the Bank, completed its acquisition of OAL, a McLean, Virginia based investment advisory firm. The Company's three and nine months ended September 30, 2018 financial results include the financial results of OAL.

The Company closed three branches during the second quarter of 2018 as part of the conversion activities related to its acquisition of Xenith. After further analyzing its branch footprint, the Company decided to consolidate an additional seven branches, approximately 5% of the Company's branch network, during the third quarter of 2018. This resulted in after-tax branch closure costs of approximately $474,000 recorded in the second quarter of 2018 and an additional $375,000 that were recorded in the third quarter of 2018.

The Company incurred approximately $565,000 in after-tax costs related to executive management changes during the third quarter of 2018.

On October 5, 2018, the Company announced it entered into a definitive merger agreement to acquire Access in an all-stock transaction. Subject to the terms and conditions stated in the merger agreement, upon the consummation of the merger each share of Access common stock will be converted into the right to receive 0.75 shares of the Company’s common stock. The transaction is expected to close in the first quarter of 2019. The Company's three and nine months ended September 30, 2018 financial results did not include the financial results of Access.

Third Quarter Net Income and Performance Metrics

•	Net income was $38.2 million and EPS was $0.58 for the third quarter of 2018 compared to net income of $20.7 million and EPS of $0.47 for the third quarter of 2017.

•
Net operating earnings(1), which excluded after-tax merger-related costs of $1.1 million, were $39.3 million and operating EPS(1) was $0.60 for the third quarter of 2018 compared to $21.3 million, or $0.49, for the third quarter of 2017.

•	ROA was 1.17% for the third quarter of 2018 compared to 0.91% for the third quarter of 2017; operating ROA(1) was 1.21% for the third quarter of 2018 compared to 0.94% for the third quarter of 2017.

•	ROE was 8.06% for the third quarter of 2018 compared to 7.90% for the third quarter of 2017; operating ROE(1) was 8.30% for the third quarter of 2018 compared to 8.15% for the third quarter of 2017.

•
ROTCE(1) was 13.73% for the third quarter of 2018 compared to 11.34% for the third quarter of 2017; operating ROTCE(1) was 14.14% for the third quarter of 2018 compared to 11.70% for the third quarter of 2017.

Nine Months Net Income and Performance Metrics

•	Net income was $102.2 million and EPS was $1.55 for the nine months ended September 30, 2018 compared to net income of $57.7 million and EPS of $1.32 for the nine months ended September 30, 2017.

•
Net operating earnings(1), which excluded after-tax merger-related costs of $29.9 million, were $132.1 million and operating EPS(1) was $2.01 for the nine months ended September 30, 2018 compared to $60.8 million, or $1.39, for the nine months ended September 30, 2017.

•
ROA was 1.05% for the nine months ended September 30, 2018 compared to 0.88% for the nine months ended September 30, 2017; operating ROA(1) was 1.35% for the nine months ended September 30, 2018 compared to 0.93% for the nine months ended September 30, 2017.

•
ROE was 7.38% for the nine months ended September 30, 2018 compared to 7.53% for the nine months ended September 30, 2017; operating ROE(1) was 9.54% for the nine months ended September 30, 2018 compared to 7.93% for the nine months ended September 30, 2017.

•
ROTCE(1) was 12.71% for the nine months ended September 30, 2018 compared to 10.90% for the nine months ended September 30, 2017; operating ROTCE(1) was 16.44% for the nine months ended September 30, 2018 compared to 11.47% for the nine months ended September 30, 2017.

Balance Sheet

•
Loans held for investment, net of deferred fees and costs, were $9.4 billion at September 30, 2018, an increase of $2.3 billion, or 31.8%, from December 31, 2017. On a pro forma basis, including Xenith loans and adjusted for the sale of loans in the second quarter of 2018, loans held for investment grew $379.0 million, or 5.6% (annualized), from January 1, 2018.

•
Total deposits were $9.8 billion at September 30, 2018, an increase of $2.8 billion, or 40.7%, from December 31, 2017. On a pro forma basis, including Xenith deposits, deposits grew $293.3 million, or 4.1% (annualized) from January 1, 2018.

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

Net Interest Income

	For the Three Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Average interest-earning assets	$11,383,320	$8,167,919	$3,215,401
Interest and dividend income	$131,363	$84,499	$46,864
Interest and dividend income (FTE) (1)	$133,377	$87,498	$45,879
Yield on interest-earning assets	4.58%	4.10%	48	bps
Yield on interest-earning assets (FTE) (1)	4.65%	4.25%	40	bps
Average interest-bearing liabilities	$8,790,803	$6,382,452	$2,408,351
Interest expense	$25,400	$13,652	$11,748
Cost of interest-bearing liabilities	1.15%	0.85%	30	bps
Cost of funds	0.89%	0.66%	23	bps
Net interest income	$105,963	$70,847	$35,116
Net interest income (FTE) (1)	$107,977	$73,846	$34,131
Net interest margin	3.69%	3.44%	25	bps
Net interest margin (FTE) (1)	3.76%	3.59%	17	bps
(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the third quarter of 2018, net interest income was $106.0 million, an increase of $35.1 million from the third quarter of 2017. For the third quarter of 2018, net interest income (FTE) was $108.0 million, an increase of $34.1 million from the third quarter of 2017. The increases in both net interest income and net interest income (FTE) were primarily the result of a $3.2 billion increase in average interest-earning assets and a $2.4 billion increase in average interest-bearing liabilities from the impact of the acquisition of Xenith during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Net accretion related to acquisition accounting increased $2.2 million from the third quarter of 2017 to $3.9 million in the third quarter of 2018. In the third quarter of 2018, net interest margin increased 25 basis points to

3.69% from 3.44% in the third quarter of 2017, and net interest margin (FTE) increased 17 basis points compared to the third quarter of 2017. The net increases in net interest margin and net interest margin (FTE) measures were primarily driven by an increase in the yield on earnings assets, partially offset by a smaller increase in cost of funds during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

	For the Nine Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Average interest-earning assets	$11,506,200	$7,922,944	$3,583,256
Interest and dividend income	$388,151	$241,865	$146,286
Interest and dividend income (FTE) (1)	$394,011	$250,548	$143,463
Yield on interest-earning assets	4.51%	4.08%	43	bps
Yield on interest-earning assets (FTE) (1)	4.58%	4.23%	35	bps
Average interest-bearing liabilities	$9,019,738	$6,196,663	$2,823,075
Interest expense	$70,549	$35,947	$34,602
Cost of interest-bearing liabilities	1.05%	0.78%	27	bps
Cost of funds	0.82%	0.61%	21	bps
Net interest income	$317,602	$205,918	$111,684
Net interest income (FTE) (1)	$323,462	$214,601	$108,861
Net interest margin	3.69%	3.47%	22	bps
Net interest margin (FTE) (1)	3.76%	3.62%	14	bps
(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the first nine months of 2018, net interest income was $317.6 million, an increase of $111.7 million from the same period of 2017. For the first nine months of 2018, net interest income (FTE) was $323.5 million, an increase of $108.9 million from the same period of 2017. The increases in both net interest income and net interest income (FTE) were primarily the result of a $3.6 billion increase in average interest-earning assets and a $2.8 billion increase in average interest-bearing liabilities from the impact of the acquisition of Xenith during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Net interest margin (FTE) includes the impact of acquisition accounting fair value adjustments. Net accretion related to acquisition accounting increased $10.6 million from the first nine months of 2017 to $15.4 million for the first nine months of 2018. In the first nine months of 2018, net interest margin increased 22 basis points to 3.69% from 3.47% in the first nine months of 2017, and net interest margin (FTE) increased 14 basis points compared to the first nine months of 2017. The net increases in net interest margin and net interest margin (FTE) measures were primarily driven by an increase in the yield on earnings assets, partially offset by a smaller increase in cost of funds during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,333,960	$10,145	3.02%	$774,513	$5,175	2.65%
Tax-exempt	632,050	6,214	3.90%	469,391	5,455	4.61%
Total securities	1,966,010	16,359	3.30%	1,243,904	10,630	3.39%
Loans, net (3) (4)	9,297,213	116,266	4.96%	6,822,498	76,333	4.44%
Other earning assets	120,097	752	2.49%	101,517	535	2.09%
Total earning assets	11,383,320	$133,377	4.65%	8,167,919	$87,498	4.25%
Allowance for loan losses	(41,799)			(38,138)
Total non-earning assets	1,605,831			844,183
Total assets	$12,947,352			$8,973,964
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$4,915,070	$8,789	0.71%	$3,457,279	$3,491	0.40%
Regular savings	640,954	209	0.13%	555,153	151	0.11%
Time deposits (5)	2,079,686	6,930	1.32%	1,289,794	3,592	1.10%
Total interest-bearing deposits	7,635,710	15,928	0.83%	5,302,226	7,234	0.54%
Other borrowings (6)	1,155,093	9,472	3.25%	1,080,226	6,418	2.36%
Total interest-bearing liabilities	8,790,803	$25,400	1.15%	6,382,452	$13,652	0.85%
Noninterest-bearing liabilities:
Demand deposits	2,167,765			1,495,614
Other liabilities	108,202			58,106
Total liabilities	11,066,770			7,936,172
Stockholders' equity	1,880,582			1,037,792
Total liabilities and stockholders' equity	$12,947,352			$8,973,964
Net interest income		$107,977			$73,846
Interest rate spread			3.50%			3.40%
Cost of funds			0.89%			0.66%
Net interest margin			3.76%			3.59%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21% for the three months ended September 30, 2018 and 35% for the three months ended September 30, 2017.
(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $3.5 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on time deposits includes $592,000 and $0 for the three months ended September 30, 2018 and 2017, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Interest expense on borrowings includes $143,000 and ($47,000) for the three months ended September 30, 2018 and 2017, respectively, in amortization (accretion) of the fair market value adjustments related to acquisitions.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,145,250	$25,229	2.95%	$763,276	$15,081	2.64%
Tax-exempt	575,728	16,580	3.85%	463,944	16,338	4.71%
Total securities	1,720,978	41,809	3.25%	1,227,220	31,419	3.42%
Loans, net (3) (4)	9,594,094	349,439	4.87%	6,613,078	217,910	4.41%
Other earning assets	191,128	2,763	1.93%	82,646	1,219	1.97%
Total earning assets	11,506,200	$394,011	4.58%	7,922,944	$250,548	4.23%
Allowance for loan losses	(41,104)			(38,205)
Total non-earning assets	1,596,357			846,076
Total assets	$13,061,453			$8,730,815
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$4,837,648	$21,135	0.58%	$3,344,248	$8,189	0.33%
Regular savings	645,084	636	0.13%	571,735	493	0.12%
Time deposits (5)	2,076,321	18,416	1.19%	1,250,180	9,728	1.04%
Total interest-bearing deposits	7,559,053	40,187	0.71%	5,166,163	18,410	0.48%
Other borrowings (6)	1,460,685	30,362	2.78%	1,030,500	17,537	2.28%
Total interest-bearing liabilities	9,019,738	$70,549	1.05%	6,196,663	$35,947	0.78%
Noninterest-bearing liabilities:
Demand deposits	2,079,645			1,449,555
Other liabilities	110,998			59,744
Total liabilities	11,210,381			7,705,962
Stockholders' equity	1,851,072			1,024,853
Total liabilities and stockholders' equity	$13,061,453			$8,730,815
Net interest income		$323,462			$214,601
Interest rate spread			3.53%			3.45%
Cost of funds			0.82%			0.61%
Net interest margin			3.76%			3.62%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21% for the nine months ended September 30, 2018 and 35% for the nine months ended September 30, 2017.
(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $13.7 million and $4.7 million for the nine months ended September 30, 2018 and 2017, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on time deposits includes $2.1 million and $0 for the nine months ended September 30, 2018 and 2017, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Interest expense on borrowings includes $345,000 and ($142,000) for the nine months ended September 30, 2018 and 2017, respectively, in amortization (accretion) of the fair market value adjustments related to acquisitions.

The table below presents changes in interest income and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows (dollars in thousands):

	Three Months Ended September 30, 2018 vs. September 30, 2017 Increase (Decrease) Due to Change in:			Nine Months Ended September 30, 2018 vs. September 30, 2017 Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$4,172	$798	$4,970	$8,252	$1,896	$10,148
Tax-exempt	1,689	(930)	759	3,528	(3,286)	242
Total securities	5,861	(132)	5,729	11,780	(1,390)	10,390
Loans, net (1)	30,149	9,784	39,933	106,615	24,914	131,529
Other earning assets	106	111	217	1,569	(25)	1,544
Total earning assets	$36,116	$9,763	$45,879	$119,964	$23,499	$143,463
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$1,873	$3,425	$5,298	$4,697	$8,249	$12,946
Regular savings	25	33	58	67	76	143
Time Deposits (2)	2,527	811	3,338	7,170	1,518	8,688
Total interest-bearing deposits	4,425	4,269	8,694	11,934	9,843	21,777
Other borrowings (3)	471	2,583	3,054	8,380	4,445	12,825
Total interest-bearing liabilities	4,896	6,852	11,748	20,314	14,288	34,602
Change in net interest income	$31,220	$2,911	$34,131	$99,650	$9,211	$108,861
(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $1.8 million and $9.0 million for the three- and nine-month change, respectively.
(2) The rate-related change in interest expense on deposits includes the impact of higher accretion of the acquisition-related fair market value adjustments of $592,000 and $2.1 million for the three- and nine-month change, respectively.
(3) The rate-related change in interest expense on other borrowings includes the impact of higher amortization of the acquisition-related fair market value adjustments of $190,000 and $487,000 for the three- and nine-month change, respectively.

The Company’s net interest margin (FTE) includes the impact of acquisition accounting fair value adjustments. The net accretion impact for the first three quarters of 2018 as well as the remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

	Loan Accretion	Deposit Accretion	Borrowings Accretion (Amortization)	Total
For the quarter ended March 31, 2018	$4,846	$832	$(98)	$5,580
For the quarter ended June 30, 2018	5,324	685	(104)	5,905
For the quarter ended September 30, 2018	3,496	592	(143)	3,945
For the remaining three months of 2018 (estimated)	2,401	445	(161)	2,685
For the years ending (estimated):
2019	8,481	1,170	(660)	8,991
2020	6,880	284	(734)	6,430
2021	5,520	108	(805)	4,823
2022	4,157	21	(827)	3,351
2023	2,710	—	(850)	1,860
Thereafter	9,751	—	(11,633)	(1,882)

Noninterest Income

	For the Three Months Ended
	September 30,		Change
	2018	2017	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$6,483	$4,795	$1,688	35.2%
Other service charges and fees	1,625	1,131	494	43.7%
Interchange fees, net	4,882	3,756	1,126	30.0%
Fiduciary and asset management fees	4,411	2,794	1,617	57.9%
Gains on securities transactions, net	97	184	(87)	(47.3)%
Bank owned life insurance income	1,732	1,377	355	25.8%
Loan-related interest rate swap fees	562	416	146	35.1%
Gain on Shore Premier sale	(933)	—	(933)	(100.0)%
Other operating income	1,028	777	251	32.3%
Total noninterest income	$19,887	$15,230	$4,657	30.6%

Noninterest income increased $4.7 million, or 30.6%, to $19.9 million for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017. Customer-related fee income increased by $3.3 million primarily due to increases in overdraft and debit card interchange fees related to the acquisition of Xenith. Fiduciary and asset management fees were $1.6 million higher primarily due to the acquisitions of DHFB and OAL in the second and third quarters of 2018, respectively. These increases were partially offset by a reduction of $933,000 in the initial estimated pre-tax gain recorded in the second quarter of 2018 for the Shore Premier sale due to updated information and wind-down costs incurred.

	For the Nine Months Ended
	September 30,		Change
	2018	2017	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$18,566	$13,924	$4,642	33.3%
Other service charges and fees	4,137	3,391	746	22.0%
Interchange fees, net	14,163	11,205	2,958	26.4%
Fiduciary and asset management fees	11,507	8,313	3,194	38.4%
Gains on securities transactions, net	222	782	(560)	(71.6)%
Bank owned life insurance income	5,126	4,837	289	6.0%
Loan-related interest rate swap fees	2,178	2,627	(449)	(17.1)%
Gain on Shore Premier sale	19,966	—	19,966	100.0%
Other operating income	4,887	2,226	2,661	119.5%
Total noninterest income	$80,752	$47,305	$33,447	70.7%

Noninterest income increased $33.4 million, or 70.7%, to $80.8 million for the nine months ended September 30, 2018 from $47.3 million for the nine months ended September 30, 2017, primarily driven by the net gain on the Shore Premier sale of $20.0 million. Excluding this gain, noninterest income increased $13.5 million, or 28.5%, for the first nine months of 2018 compared to the same period in 2017. Customer-related fee income increased by $8.3 million primarily due to increases in overdraft and debit card interchange fees related to the acquisition of Xenith; fiduciary and asset management fees were $3.2 million higher primarily due to the acquisitions of DHFB and OAL in the second and third quarter of 2018, respectively; and an increase of $2.7 million in other operating income included a gain of $1.4 million related to the sale of the Company's ownership interest in a payments-related company. These increases were partially offset by lower loan-related interest rate swap fees and lower gains on the sale of securities in the first nine months of 2018 compared to the first nine months of 2017.

Noninterest Expense

	For the Three Months Ended
	September 30,		Change
	2018	2017	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$39,279	$28,187	$11,092	39.4%
Occupancy expenses	6,551	4,678	1,873	40.0%
Furniture and equipment expenses	2,983	2,454	529	21.6%
Printing, postage, and supplies	1,183	1,139	44	3.9%
Communications expense	872	796	76	9.5%
Technology and data processing	4,841	4,148	693	16.7%
Professional services	2,875	1,948	927	47.6%
Marketing and advertising expense	3,109	1,931	1,178	61.0%
FDIC assessment premiums and other insurance	1,363	1,141	222	19.5%
Other taxes	2,878	2,022	856	42.3%
Loan-related expenses	1,939	1,193	746	62.5%
OREO and credit-related expenses	452	1,139	(687)	(60.3)%
Amortization of intangible assets	3,490	1,480	2,010	135.8%
Training and other personnel costs	1,024	861	163	18.9%
Merger-related costs	1,429	732	697	95.2%
Other expenses	2,081	1,355	726	53.6%
Total noninterest expense	$76,349	$55,204	$21,145	38.3%

Noninterest expense increased $21.1 million, or 38.3%, to $76.3 million for the quarter ended September 30, 2018 compared to $55.2 million for the third quarter of 2017. Excluding merger-related costs of $1.4 million and $732,000 in the third quarters of 2018 and 2017, respectively, operating noninterest expense (1) for the quarter ended September 30, 2018 increased $20.4 million, or 37.5%, compared to the third quarter of 2017. The increase in noninterest expense was primarily driven by the acquisitions of Xenith, DHFB, and OAL, branch closure costs of approximately $475,000, and $714,000 related to executive management changes recorded in the third quarter of 2018.

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

	For the Nine Months Ended
	September 30,		Change
	2018	2017	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$120,797	$87,740	$33,057	37.7%
Occupancy expenses	18,778	13,783	4,995	36.2%
Furniture and equipment expenses	9,024	7,518	1,506	20.0%
Printing, postage, and supplies	3,525	3,664	(139)	(3.8)%
Communications expense	2,976	2,567	409	15.9%
Technology and data processing	13,722	11,793	1,929	16.4%
Professional services	8,101	5,611	2,490	44.4%
Marketing and advertising expense	7,834	5,933	1,901	32.0%
FDIC assessment premiums and other insurance	5,430	2,793	2,637	94.4%
Other taxes	8,660	6,065	2,595	42.8%
Loan-related expenses	5,097	3,484	1,613	46.3%
OREO and credit-related expenses	3,106	2,023	1,083	53.5%
Amortization of intangible assets	9,885	4,661	5,224	112.1%
Training and other personnel costs	3,155	2,829	326	11.5%
Merger-related costs	37,414	3,476	33,938	NM
Other expenses	5,730	3,931	1,799	45.8%
Total noninterest expense	$263,234	$167,871	$95,363	56.8%

NM - Not meaningful

Noninterest expense increased $95.4 million, or 56.8%, to $263.2 million for the nine months ended September 30, 2018 compared to $167.9 million for the nine months ended 2017. Excluding merger-related costs of $37.4 million and $3.5 million in 2018 and 2017, respectively, operating noninterest expense for the nine months ended September 30, 2018 increased $61.4 million, or 37.4%, compared to the same period in 2017, primarily driven by the acquisitions of Xenith, DHFB, and OAL, branch closure costs of approximately $1.1million recorded in the second and third quarters of 2018, and $714,000 in costs related to executive management changes during the quarter.

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

The Tax Act was signed into law in December 2017. The Company's preliminary estimate of the impact of the Tax Act is based on currently available information and interpretation of its provisions. The actual results may differ from the current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions that the Company has made on a preliminary basis. The Company's evaluation of the impact of the Tax Act is subject to refinement for up to one year after enactment per the guidance under ASC 740, Accounting for Uncertainty in Income Taxes, and Staff Accounting Bulletin No.118. No additional adjustments related to the Tax Act were recorded in the third quarter of 2018.

The Bank is not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and have historically generated losses for state income tax purposes. State net operating loss carryovers will begin to expire after 2026.

The effective tax rate for the three months ended September 30, 2018 and 2017 was 15.9% and 26.7%, respectively; the effective tax rate for the nine months ended September 30, 2018 and 2017 was 16.6% and 26.9%, respectively. The decrease in the effective tax rate compared to the third quarter of 2017 is primarily due to the reduction in the federal tax rate under the Tax Act.

BALANCE SHEET

Assets
At September 30, 2018, total assets were $13.4 billion, an increase of $4.1 billion from $9.3 billion at December 31, 2017, reflecting the impact of the acquisition of Xenith.

On January 1, 2018, the Company completed its acquisition of Xenith. Below is a summary of the transaction and related impact on the Company's balance sheet.
• The fair value of assets acquired equaled $3.243 billion, and the fair value of liabilities assumed equaled $2.867 billion.
• Loans held for investment acquired totaled $2.507 billion with a fair value of $2.454 billion.
• Total deposits assumed totaled $2.546 billion with a fair value of $2.550 billion.
• Total goodwill arising from the transaction equaled $424.6 million.
• Core deposit intangibles acquired totaled $38.5 million.

Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 805, Business Combinations.

Loans held for investment, net of deferred fees and costs, were $9.4 billion at September 30, 2018, an increase of $2.3 billion, or 31.8%, from December 31, 2017. On a pro forma basis, including Xenith loans, loans held for investment decreased $184.1 million from January 1, 2018, primarily due to the Shore Premier sale and the sale of consumer home improvement loans that had been originated through a third-party lending program. Further adjusted for the sale of these loans, on a pro forma basis, loans held for investment grew $379.0 million, or 5.6% (annualized), from January 1, 2018. Quarterly average loans increased $2.5 billion, or 36.3%, for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017 due to the Xenith acquisition. Refer to "Loan Portfolio" within Item 2 and Note 4 "Loans and Allowance for Loan Losses" in Part I of Item I for additional information on the Company’s loan activity.

Liabilities and Stockholders’ Equity
At September 30, 2018, total liabilities were $11.5 billion, an increase of $3.2 billion from December 31, 2017.

Total deposits were $9.8 billion at September 30, 2018, an increase of $2.8 billion, or 40.7%, from December 31, 2017. On a pro forma basis, including Xenith deposits, deposits grew $293.3 million, or 4.1% (annualized) from January 1, 2018. Quarterly average deposits increased $3.0 billion, or 44.2%, for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017 due to the Xenith acquisition. Refer to “Deposits” within this Item 2 for further discussion on this topic.
At September 30, 2018, stockholders’ equity was $1.9 billion, an increase of $833.7 million from December 31, 2017. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes. Refer to “Capital Resources” within this Item 2 for additional information on the Company’s capital ratios.

The Company declared and paid a cash dividend of $0.23 per share during the third quarter of 2018, an increase of $0.03 per share, or 15.0%, compared to the dividend paid during the third quarter of 2017. Dividends for the nine months ended September 30, 2018 were $0.65 per share, an increase of $0.05 per share, or 8.3%, compared to the nine months ended September 30, 2017.

Securities
At September 30, 2018, the Company had total investments in the amount of $2.3 billion, or 16.9 % of total assets, as compared to $1.2 billion, or 13.4% of total assets, at December 31, 2017. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore the Company earns a higher taxable equivalent yield on its portfolio as compared to many of its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the AFS securities, HTM securities, marketable equity securities, and restricted stock as of the dates indicated (dollars in thousands):

	September 30, 2018	December 31, 2017
Available for Sale:
Obligations of states and political subdivisions	$563,473	$301,824
Corporate and other bonds	161,492	113,880
Mortgage-backed securities	1,146,913	548,858
Other securities	11,263	9,660
Total AFS securities, at fair value	1,883,141	974,222
Held to Maturity:
Obligations of states and political subdivisions, at carrying value	235,333	199,639
Marketable equity securities, at fair value	27,375	—
Restricted Stock:
Federal Reserve Bank stock	52,577	27,558
FHLB stock	59,813	47,725
Total restricted stock, at cost	112,390	75,283
Total investments	$2,258,239	$1,249,144

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized during the three and nine months ended September 30, 2018. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of AFS securities at fair value and their weighted average yields as of September 30, 2018 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Mortgage backed securities:
Amortized cost	$10,435	$174,042	$96,844	$889,089	$1,170,410
Fair value	10,390	169,467	93,853	873,203	1,146,913
Weighted average yield (1)	2.00%	2.25%	2.35%	3.07%	2.88%

Obligations of states and political subdivisions:
Amortized cost	20,984	34,459	94,717	416,108	566,268
Fair value	21,189	34,916	96,252	411,116	563,473
Weighted average yield (1)	4.87%	4.10%	3.89%	3.60%	3.73%

Corporate bonds and other securities:
Amortized cost	8,948	5,161	81,646	78,809	174,564
Fair value	8,763	5,169	81,255	77,568	172,755
Weighted average yield (1)	1.14%	3.25%	4.44%	3.26%	3.71%

Total AFS securities:
Amortized cost	40,367	213,662	273,207	1,384,006	1,911,242
Fair value	40,342	209,552	271,360	1,361,887	1,883,141
Weighted average yield (1)	3.30%	2.58%	3.51%	3.24%	3.21%
 (1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of HTM securities at carrying value and their weighted average yields as of September 30, 2018 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Obligations of states and political subdivisions:
Carrying value	$—	$3,917	$3,500	$227,916	$235,333
Fair value	—	3,889	3,479	225,342	232,710
Weighted average yield (1)	—%	2.31%	2.64%	3.87%	3.83%
(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of September 30, 2018, the Company maintained a diversified municipal bond portfolio with approximately 63% of its holdings in general obligation issues and the majority of the remainder backed by revenue bonds. Issuances within the States of Texas and Virginia represented 16% and 11%, respectively, and the State of Washington represented 10% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of September 30, 2018, liquid assets totaled $3.8 billion, or 28.7%, of total assets, and liquid earning assets totaled $3.7 billion, or 31.3% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of September 30, 2018, approximately $3.3 billion, or 34.9% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $279.5 million, or 12.4% of total securities, are scheduled to mature within one year.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. Refer to Note 6 “Borrowings” in Part I of Item 1 for additional information and the available balances on various lines of credit. In addition to lines of credit, the Bank may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. Refer to “Deposits” within this Item 2 for additional information and outstanding balances on purchased certificates of deposits.

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $9.4 billion at September 30, 2018, $7.1 billion at December 31, 2017, and $6.9 billion at September 30, 2017, respectively. Commercial real estate - non-owner occupied loans continue to represent the Company’s largest category, comprising 25.8% of the total loan portfolio at September 30, 2018.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017
Construction and Land Development	$1,178,054	12.5%	$1,250,448	13.5%	$1,249,196	12.7%	$948,791	13.3%	$841,738	12.2%
Commercial Real Estate - Owner Occupied	1,283,125	13.6%	1,293,791	13.9%	1,279,155	13.0%	943,933	13.2%	903,523	13.1%
Commercial Real Estate - Non-Owner Occupied	2,427,251	25.8%	2,318,589	25.0%	2,230,463	22.7%	1,713,659	24.0%	1,748,039	25.3%
Multifamily Real Estate	542,662	5.8%	541,730	5.8%	547,520	5.6%	357,079	5.0%	368,686	5.4%
Commercial & Industrial	1,154,583	12.3%	1,093,771	11.8%	1,125,733	11.5%	612,023	8.6%	554,522	8.0%
Residential 1-4 Family - Commercial	719,798	7.6%	723,945	7.8%	714,660	7.3%	612,395	8.6%	602,937	8.7%
Residential 1-4 Family - Mortgage	611,728	6.5%	607,155	6.5%	604,354	6.2%	485,690	6.8%	480,175	7.0%
Auto	306,196	3.3%	296,706	3.2%	288,089	3.0%	282,474	4.0%	276,572	4.0%
HELOC	612,116	6.5%	626,916	6.7%	642,084	6.5%	537,521	7.5%	535,446	7.8%
Consumer	345,320	3.7%	298,021	3.2%	839,699	8.6%	408,667	5.7%	396,971	5.8%
Other Commercial	230,765	2.4%	239,187	2.6%	284,770	2.9%	239,320	3.3%	190,120	2.7%
Total loans held for investment	$9,411,598	100.0%	$9,290,259	100.0%	$9,805,723	100.0%	$7,141,552	100.0%	$6,898,729	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of September 30, 2018 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Construction and Land Development	$1,178,054	$528,460	$349,016	$280,532	$68,484	$300,578	$235,339	$65,239
Commercial Real Estate - Owner Occupied	1,283,125	129,505	297,129	51,896	245,233	856,491	614,443	242,048
Commercial Real Estate - Non-Owner Occupied	2,427,251	248,755	875,035	377,427	497,608	1,303,461	970,054	333,407
Multifamily Real Estate	542,662	49,231	216,267	96,348	119,919	277,164	246,959	30,205
Commercial & Industrial	1,154,583	357,296	436,064	382,976	53,088	361,223	255,553	105,670
Residential 1-4 Family - Commercial	719,798	92,852	101,557	15,787	85,770	525,389	422,361	103,028
Residential 1-4 Family - Mortgage	611,728	12,305	311,613	6,320	305,293	287,810	23,480	264,330
Auto	306,196	2,393	4	4	—	303,799	150,481	153,318
HELOC	612,116	49,347	559,349	97,682	461,667	3,420	370	3,050
Consumer	345,320	7,027	15,723	13,417	2,306	322,570	210,419	112,151
Other Commercial	230,765	35,227	87,918	10,466	77,452	107,620	39,807	67,813
Total loans held for investment	$9,411,598	$1,512,398	$3,249,675	$1,332,855	$1,916,820	$4,649,525	$3,169,266	$1,480,259

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at September 30, 2018, the largest components of the Company’s loan portfolio consisted of commercial real estate, construction and land development, and commercial & industrial loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview
At September 30, 2018, the Company had higher levels of NPAs compared to December 31, 2017, primarily related to nonaccrual additions of construction, mortgage, and commercial & industrial loans and acquired OREO. NPAs as a percentage of total outstanding loans held for investment remained consistent with December 31, 2017. As the Company's NPAs and past due loan levels have been at or near historic lows over the last several quarters, certain changes from quarter to quarter might stand out in comparison to one another but have an insignificant impact on the Company's overall asset quality position.

Net charge-offs decreased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Total net charge-offs as a percentage of total average loans on an annualized basis also decreased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The provision for loan losses increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as a result of loan growth during 2018. The ALL at September 30, 2018 increased from December 31, 2017 primarily due to organic loan growth during the first nine months of 2018.

All nonaccrual and past due loan metrics discussed below exclude PCI loans totaling $94.7 million (net of fair value mark of $24.3 million) at September 30, 2018.

The accompanying unaudited consolidated financial statements, notes, and MD&A reflect reclassification of certain prior period amounts to conform to the current period presentation. The Company historically presented former bank premises and foreclosed properties as OREO; however, during the current quarter the Company segregated former bank premises and foreclosed properties due to the distinct differences underlying these assets. Foreclosed properties and former bank premises have been reclassified to "Other Assets" within the Company's Consolidated Balance Sheet for all periods presented. In addition, the Company no longer includes former bank premises when discussing non-performing assets when discussing asset quality. This reclassification was not material to the unaudited consolidated financial statements or the MD&A.

Troubled Debt Restructurings
The total recorded investment in TDRs as of September 30, 2018 was $28.3 million, an increase of $10.9 million, or 62.5%, from $17.4 million at December 31, 2017 and an increase of $9.0 million , or 46.9%, from $19.4 million at September 30, 2017. Of the $28.3 million of TDRs at September 30, 2018, $19.9 million, or 70.2%, were considered performing while the remaining $8.4 million were considered nonperforming.

Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring. These loans have performed in accordance with their modified terms for 12 consecutive months and were no longer considered impaired. Loans removed from TDR status are collectively evaluated for impairment; due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, which is included in the Company's general reserve. Impairment is measured based on historical loss experience taking into consideration environmental factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during re-underwriting. The TDR activity during the quarter did not have a material impact on the Company’s ALL, financial condition, or results of operations.

Nonperforming Assets
At September 30, 2018, NPAs totaled $34.9 million, an increase of $7.9 million, or 29.3%, from December 31, 2017 and an increase of $8.3 million, or 31.4%, from September 30, 2017.  In addition, NPAs as a percentage of total outstanding loans declined 1 basis point from 0.38% at December 31, 2017 and 2 basis points from 0.39% at September 30, 2017 to 0.37% at September 30, 2018.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Nonaccrual loans, excluding PCI loans	$28,110	$25,662	$25,138	$21,743	$20,122
Foreclosed properties	6,800	7,241	8,079	5,253	6,449
Total NPAs	34,910	32,903	33,217	26,996	26,571
Loans past due 90 days and accruing interest	9,532	6,921	2,630	3,532	4,532
Total NPAs and loans past due 90 days and accruing interest	$44,442	$39,824	$35,847	$30,528	$31,103

Performing TDRs	$19,854	$15,696	$13,292	$14,553	$16,519
PCI loans	94,746	101,524	102,861	39,021	51,041

Balances
Allowance for loan losses	$41,294	$41,270	$40,629	$38,208	$37,162
Average loans, net of deferred fees and costs	9,297,213	9,809,083	9,680,195	6,701,101	6,822,498
Loans, net of deferred fees and costs	9,411,598	9,290,259	9,805,723	7,141,552	6,898,729

Ratios
NPAs to total loans	0.37%	0.35%	0.34%	0.38%	0.39%
NPAs & loans 90 days past due to total loans	0.47%	0.43%	0.37%	0.43%	0.45%
NPAs to total loans & foreclosed property	0.37%	0.35%	0.34%	0.38%	0.38%
NPAs & loans 90 days past due to total loans & foreclosed property	0.47%	0.43%	0.37%	0.43%	0.45%
ALL to nonaccrual loans	146.90%	160.82%	161.62%	175.73%	184.68%
ALL to nonaccrual loans & loans 90 days past due	109.70%	126.66%	146.32%	151.17%	150.73%

NPAs at September 30, 2018 included $28.1 million in nonaccrual loans, a net increase of $6.4 million, or 29.3%, from December 31, 2017 and a net increase of $8.0 million, or 39.7%, from September 30, 2017. The following table shows the activity in nonaccrual loans for the quarters ended (dollars in thousands):

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Beginning Balance	$25,662	$25,138	$21,743	$20,122	$24,574
Net customer payments	(2,459)	(2,651)	(1,455)	(768)	(4,642)
Additions	6,268	5,063	5,451	4,335	4,114
Charge-offs	(1,137)	(539)	(403)	(1,305)	(3,376)
Loans returning to accruing status	(70)	(1,349)	(182)	(448)	—
Transfers to foreclosed property	(154)	—	(16)	(193)	(548)
Ending Balance	$28,110	$25,662	$25,138	$21,743	$20,122

The following table presents the composition of nonaccrual loans at the quarters ended (dollars in thousands):

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Construction and Land Development	$9,221	$6,485	$6,391	$5,610	$5,671
Commercial Real Estate - Owner Occupied	3,202	2,845	2,539	2,708	2,205
Commercial Real Estate - Non-owner Occupied	1,812	3,068	2,089	2,992	2,701
Commercial & Industrial	1,404	1,387	1,969	316	1,252
Residential 1-4 Family (1)	10,491	9,550	9,441	7,354	6,163
Auto	525	463	394	413	174
HELOC	1,273	1,669	2,072	2,075	1,791
Consumer and all other	182	195	243	275	165
Total	$28,110	$25,662	$25,138	$21,743	$20,122
 (1) Includes Residential 1-4 Family Commercial and Mortgage.

NPAs at September 30, 2018 also included $6.8 million in foreclosed property, an increase of $1.5 million, or 29.4%, from December 31, 2017 and an increase of $351,000, or 5.4%, from September 30, 2017. The following table shows the activity in foreclosed property for the quarters ended (dollars in thousands):

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Beginning Balance	$7,241	$8,079	$5,253	$6,449	$6,828
Additions of foreclosed property	165	283	44	325	621
Acquisitions of foreclosed property(1)	—	(162)	4,204	—	—
Valuation adjustments	(42)	(383)	(759)	(1,046)	(249)
Proceeds from sales	(889)	(580)	(684)	(479)	(648)
Gains (losses) from sales	325	4	21	4	(103)
Ending Balance	$6,800	$7,241	$8,079	$5,253	$6,449
(1) Includes subsequent measurement period adjustments.

The following table presents the composition of the foreclosed property portfolio at the quarter ended (dollars in thousands):

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Land	$2,377	$2,377	$2,649	$2,755	$2,755
Land Development	2,904	3,464	3,624	1,045	1,993
Residential Real Estate	1,116	984	1,171	1,314	1,562
Commercial Real Estate	403	416	635	139	139
Total	$6,800	$7,241	$8,079	$5,253	$6,449

Past Due Loans
At September 30, 2018, total accruing past due loans were $46.6 million, or 0.49% of total loans, compared to $27.8 million, or 0.39% of total loans, at December 31, 2017 and $34.4 million, or 0.50% of total loans, at September 30, 2017. Of the total past due loans still accruing interest at September 30, 2018, $9.5 million, or 0.10% of total loans, were past due 90 days or more, compared to $3.5 million, or 0.05% of total loans, at December 31, 2017 and $4.5 million, or 0.07% of total loans, at September 30, 2017.

Net Charge-offs
For the quarter ended September 30, 2018, net charge-offs were $3.2 million, or 0.13% of average loans on an annualized basis, compared to $4.1 million, or 0.24%, for the same quarter last year. The majority of net charge-offs in the third quarter of 2018 were related to consumer loans. For the nine months ended September 30, 2018, net charge-offs were $6.0 million, or 0.08% of total average loans on annualized basis, compared to $7.4 million, or 0.15%, for the same period in 2017.

Provision for Loan Losses
The provision for loan losses for the quarter ended September 30, 2018 was $3.1 million, an increase of $44,000 compared with the quarter ended September 30, 2017. The provision for loan losses for the nine months ended September 30, 2018 was $9.3 million compared to $7.4 million for the nine months ended September 30, 2017. The increase in the provision for loan losses compared to the first nine months of 2017 was primarily driven by loan growth during the first nine months of 2018.

Allowance for Loan Losses
The ALL of $41.3 million at September 30, 2018, is an increase of $3.1 million compared to the ALL at December 31, 2017 primarily due to organic loan growth during the period. The current level of the ALL reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the ALL. The ALL as a percentage of the total loans held for investment was 0.44% at September 30, 2018 and 0.54% at both December 31, 2017 and September 30, 2017. The decline in the allowance ratio was primarily attributable to the acquisition of Xenith in the first quarter of 2018. In acquisition accounting, there is no carryover of previously established ALL.

The following table summarizes activity in the ALL during the quarters ended (dollars in thousands):

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Balance, beginning of period	$41,270	$40,629	$38,208	$37,162	$38,214
Loans charged-off:
Commercial	233	253	206	1,036	684
Real estate	1,435	382	419	468	3,049
Consumer	2,892	2,345	1,934	1,857	1,256
Total loans charged-off	4,560	2,980	2,559	3,361	4,989
Recoveries:
Commercial	153	74	186	32	189
Real estate	622	623	825	279	272
Consumer	626	504	469	385	426
Total recoveries	1,401	1,201	1,480	696	887
Net charge-offs	3,159	1,779	1,079	2,665	4,102
Provision for loan losses - continuing operations	3,100	2,660	3,524	3,758	3,056
Provision for loan losses - discontinued operations	$83	$(240)	$(24)	$(47)	$(6)
Balance, end of period	$41,294	$41,270	$40,629	$38,208	$37,162

ALL to loans	0.44%	0.44%	0.41%	0.54%	0.54%
Net charge-offs to average loans	0.13%	0.07%	0.05%	0.15%	0.24%
Provision to average loans	0.13%	0.11%	0.15%	0.21%	0.18%

The following table shows both an allocation of the ALL among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans held for investment as of the quarters ended (dollars in thousands):

	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$6,702	12.3%	$6,382	11.8%	$5,694	11.5%	$4,552	8.6%	$5,363	8.0%
Real estate	26,432	78.3%	28,474	79.2%	29,054	74.1%	28,597	78.4%	27,518	79.5%
Consumer	8,160	9.4%	6,414	9.0%	5,881	14.4%	5,059	13.0%	4,281	12.5%
Total	$41,294	100.0%	$41,270	100.0%	$40,629	100.0%	$38,208	100.0%	$37,162	100.0%
 (1) Represents the loan balance divided by total loans held for investment.

Deposits
As of September 30, 2018, total deposits were $9.8 billion, an increase of $2.8 billion, or 40.7%, from December 31, 2017. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $2.1 billion accounted for 27.5% of total interest-bearing deposits at September 30, 2018.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	September 30, 2018		December 31, 2017
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Noninterest bearing	$2,189,887	22.3%	$1,502,208	21.5%
NOW accounts	2,205,262	22.4%	1,929,416	27.6%
Money market accounts	2,704,480	27.5%	1,685,174	24.1%
Savings accounts	635,788	6.4%	546,274	7.8%
Time deposits of $100,000 and over	1,078,448	11.0%	624,112	8.9%
Other time deposits	1,020,830	10.4%	704,534	10.1%
Total Deposits	$9,834,695	100.0%	$6,991,718	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of September 30, 2018 and December 31, 2017, there were $176.6 million and $11.0 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheet.

Maturities of time deposits as of September 30, 2018 were as follows (dollars in thousands):

Amount
Within 3 Months	$390,259
3 - 12 Months	851,682
Over 12 Months	857,337
Total	$2,099,278

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

Beginning January 1, 2016, the capital conservation buffer requirement began to be phased in at 0.625% of risk-weighted assets, and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019. As of September 30, 2018, the capital conservation buffer was 1.875% of risk-weighted assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Company's trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes. The trust preferred capital notes will phase-out for Tier 1 capital when an acquisition occurs and total assets exceed $15.0 billion .

The table summarizes the Company’s capital and related ratios for the periods presented (3) (dollars in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Common equity Tier 1 capital	$1,069,539	$737,204	$734,892
Tier 1 capital	1,199,189	826,979	825,392
Tier 2 capital	199,301	186,809	186,012
Total risk-based capital	1,398,491	1,013,788	1,011,404
Risk-weighted assets	10,780,051	8,157,174	7,817,079

Capital ratios:
Common equity Tier 1 capital ratio	9.92%	9.04%	9.40%
Tier 1 capital ratio	11.12%	10.14%	10.56%
Total capital ratio	12.97%	12.43%	12.94%
Leverage ratio (Tier 1 capital to average assets)	9.89%	9.42%	9.52%
Capital conservation buffer ratio (1)	4.97%	4.14%	4.56%
Common equity to total assets	14.06%	11.23%	11.53%
Tangible common equity to tangible assets (2)	8.74%	8.14%	8.34%
(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company's actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company's capital conservation buffer ratio.
(2) Refer to “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with GAAP
(3) All ratios and amounts at September 30, 2018 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed.

NON-GAAP FINANCIAL MEASURES

In reporting the results of the three and nine months ended September 30, 2018, the Company has provided supplemental performance measures on a tax-equivalent, tangible, and/or operating basis. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company's financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company's non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company's performance.

Net interest income (FTE), which is used in computing net interest margin (FTE) and efficiency ratio (FTE), provides valuable additional insight into the net interest margin and the efficiency ratio by adjusting for differences in tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing yield on earning assets. Interest expense and the related cost of interest-bearing liabilities and cost of funds ratios are not affected by the FTE components.

The Company believes tangible common equity is an important indication of its ability to grow organically and through business combinations as well as its ability to pay dividends and to engage in various capital management strategies. Tangible common equity is used in the calculation of certain profitability, capital, and per share ratios. The Company believes tangible common equity and related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

Operating measures exclude merger-related costs unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude certain costs resulting from acquisition activity and allow investors to more clearly see the combined economic results of the organization's operations.

The following table reconciles these non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Income (FTE)
Interest and dividend income (GAAP)	$131,363	$84,499	$388,151	$241,865
FTE adjustment	2,014	2,999	5,860	8,683
Interest and dividend income FTE (non-GAAP)	$133,377	$87,498	$394,011	$250,548
Average earning assets	$11,383,320	$8,167,919	$11,506,200	$7,922,944
Yield on interest-earning assets (GAAP)	4.58%	4.10%	4.51%	4.08%
Yield on interest-earning assets (FTE) (non-GAAP)	4.65%	4.25%	4.58%	4.23%
Net Interest Income (FTE)
Net Interest Income (GAAP)	$105,963	$70,847	$317,602	$205,918
FTE adjustment	2,014	2,999	5,860	8,683
Net Interest Income FTE (non-GAAP)	107,977	73,846	323,462	214,601
Average earning assets	$11,383,320	$8,167,919	$11,506,200	$7,922,944
Net interest margin (GAAP)	3.69%	3.44%	3.69%	3.47%
Net interest margin (FTE) (non-GAAP)	3.76%	3.59%	3.76%	3.62%
Tangible Assets
Ending Assets (GAAP)	$13,371,742	$9,029,436	$13,371,742	$9,029,436
Less: Ending goodwill	727,699	298,191	727,699	298,191
Less: Ending amortizable intangibles	51,563	16,017	51,563	16,017
Ending tangible assets (non-GAAP)	$12,592,480	$8,715,228	$12,592,480	$8,715,228
Tangible Common Equity
Ending Equity (GAAP)	$1,880,029	$1,041,371	$1,880,029	$1,041,371
Less: Ending goodwill	727,699	298,191	727,699	298,191
Less: Ending amortizable intangibles	51,563	16,017	51,563	16,017
Ending tangible common equity (non-GAAP)	$1,100,767	$727,163	$1,100,767	$727,163
Average equity (GAAP)	$1,880,582	$1,037,792	$1,851,072	$1,024,853
Less: Average goodwill	723,785	298,191	724,940	298,191
Less: Average amortizable intangibles	53,267	16,681	51,829	18,184
Average tangible common equity (non-GAAP)	$1,103,530	$722,920	$1,074,303	$708,478
ROE (GAAP)	8.06%	7.90%	7.38%	7.53%
ROTCE (non-GAAP)	13.73%	11.34%	12.71%	10.90%
Common equity to assets (GAAP)	14.06%	11.53%	14.06%	11.53%
Tangible common equity to tangible assets (non-GAAP)	8.74%	8.34%	8.74%	8.34%
Book value per share (GAAP)	$28.68	$24.00	$28.68	$24.00
Tangible book value per share (non-GAAP)	$16.79	$16.76	$16.79	$16.76

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Measures
Net income (GAAP)	$38,197	$20,658	$102,163	$57,737
Merger-related costs, net of tax	1,129	661	29,902	3,020
Net operating earnings (non-GAAP)	$39,326	$21,319	$132,065	$60,757

Weighted average common shares outstanding, diluted	66,013,152	43,792,058	65,873,202	43,767,502
Earnings per common share, diluted (GAAP)	$0.58	$0.47	$1.55	$1.32
Operating earnings per share, diluted (non-GAAP)	$0.60	$0.49	$2.01	$1.39

Average assets (GAAP)	$12,947,352	$8,973,964	$13,061,453	$8,730,815
ROA (GAAP)	1.17%	0.91%	1.05%	0.88%
Operating ROA (non-GAAP)	1.21%	0.94%	1.35%	0.93%

Average common equity (GAAP)	$1,880,582	$1,037,792	$1,851,072	$1,024,853
ROE (GAAP)	8.06%	7.90%	7.38%	7.53%
Operating ROE (non-GAAP)	8.30%	8.15%	9.54%	7.93%

Average tangible common equity (non-GAAP)	$1,103,530	$722,920	$1,074,303	$708,478
ROTCE (non-GAAP)	13.73%	11.34%	12.71%	10.90%
Operating ROTCE (non-GAAP)	14.14%	11.70%	16.44%	11.47%

Noninterest expense (GAAP)	$76,349	$55,204	$263,234	$167,871
Less: Merger-related costs	1,429	732	37,414	3,476
Operating noninterest expense (non-GAAP)	$74,920	$54,472	$225,820	$164,395

Net interest income (GAAP)	$105,963	$70,847	$317,602	$205,918
Net interest income (FTE) (non-GAAP)	$107,977	$73,846	$323,462	$214,601
Noninterest income (GAAP)	$19,887	$15,230	$80,752	$47,305

Efficiency ratio (GAAP)	60.67%	64.13%	66.08%	66.29%
Efficiency ratio (FTE) (non-GAAP)	59.71%	61.97%	65.12%	64.10%
Operating efficiency ratio (FTE) (non-GAAP)	58.59%	61.15%	55.87%	62.77%

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

The Company uses its simulation model to estimate earnings in rate environments where rates are instantaneously shocked up or down around a “most likely” rate scenario, based on implied forward rates and futures curves. The analysis assesses the impact on net interest income over a 12 month time horizon after an immediate increase or “shock” in rates, of 100 basis points up to 300 basis points. The model, under all scenarios, does not drop the index below zero.

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of September 30, 2018 and 2017 (dollars in thousands):

	Change In Net Interest Income September 30,
	2018		2017
	%	$	%	$
Change in Yield Curve:
+300 basis points	7.34	32,889	7.65	23,401
+200 basis points	5.41	24,219	5.24	16,034
+100 basis points	2.76	12,369	2.82	8,634
Most likely rate scenario	—	—	—	—
-100 basis points	(3.40)	(15,236)	(3.21)	(9,828)
-200 basis points	(7.52)	(33,701)	(6.69)	(20,459)

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

As of September 30, 2018, the Company's interest rate sensitivity was relatively the same as September 30, 2017 from a net interest income perspective. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended September 30, 2018 and 2017 (dollars in thousands):

	Change In Economic Value of Equity September 30,
	2018		2017
	%	$	%	$
Change in Yield Curve:
+300 basis points	(4.48)	(117,972)	(1.11)	(16,200)
+200 basis points	(2.64)	(69,687)	(0.05)	(800)
+100 basis points	(1.03)	(27,234)	0.41	5,960
Most likely rate scenario	—	—	—	—
-100 basis points	(0.96)	(25,237)	(2.72)	(39,795)
-200 basis points	(3.59)	(94,539)	(8.27)	(120,822)

As of September 30, 2018, the Company was generally more sensitive to market interest rate fluctuations when compared to September 30, 2017 due to a higher concentrations of longer duration assets and shorter duration liabilities.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting
There was no change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Company’s 2017 Form 10-K.

In addition to the risks factors disclosed in the Company’s 2017 Form 10-K, the Company identified the following additional risks as a result of the pending acquisition of Access. Refer to Note 14 “Subsequent Events” in Part I, Item 1 and “Forward-Looking Statements” in Part I, Item 2 for additional information.

Failure of the Access Mergers to be completed, the termination of the Access Merger Agreement or a significant delay in the consummation of the Access Mergers could negatively impact the Company and Access.

On October 4, 2018, the Company signed a merger agreement (the “Access Merger Agreement”), which under the terms and subject to the conditions thereof (i) Access will merge with and into the Company, with the Company continuing as the continuing corporation (the “Access Merger”), and (ii) following the Access Merger, Access National Bank will merge with and into the Bank, with the Bank continuing as the continuing bank (the “Bank Merger,” and, together with the Access Merger, the “Access Mergers”). The Access Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Access Mergers. These conditions to the consummation of the Access Mergers may not be fulfilled and, accordingly, the Access Mergers may not be completed. In addition, if the Access Merger is not completed by October 4, 2019, either the Company or Access may choose to terminate the Access Merger Agreement at any time after that date if the failure of the Access Merger to be completed on or before that date is not caused by any breach of the Access Merger Agreement by the party electing to terminate the Access Merger Agreement, before or after shareholder approval.

If the Access Mergers are not consummated, the ongoing business, financial condition and results of operations of each party may be materially adversely affected and the market price of each party’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Access Mergers will be consummated. If the consummation of the Access Mergers are delayed, including by the receipt of a competing acquisition proposal, the business, financial condition and results of operations of each company may be materially adversely affected.

In addition, each party has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Access Merger Agreement. If the Access Mergers are not completed, the parties would have to recognize these expenses without realizing the expected benefits of the Access Mergers. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Access Mergers, including the diversion of management attention from pursuing other opportunities and the constraints in the Access Merger Agreement on the ability to make significant changes to each party’s ongoing business during the pendency of the Access Merger, could have a material adverse effect on each party’s business, financial condition and results of operations.

Additionally, the Company’s or Access’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Access Mergers, without realizing any of the anticipated benefits of completing the Access Mergers, and the market price of the Company’s common stock or Access’s common stock might decline to the extent that the current market price reflects a market assumption that the Access Mergers will be completed. If the Access Merger Agreement is terminated and a party’s board of directors seeks another merger or business combination, such party’s shareholders cannot be certain that such party will be able to find a party willing to engage in a transaction on more attractive terms than the Access Mergers.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the Access Merger Agreement, including the Access Mergers, may be completed, various approvals must be obtained from bank regulatory authorities. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder; effectiveness of the parties in combating money laundering activities; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the Access Mergers or of imposing additional costs or limitations on the combined company following the Access Mergers. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Access Mergers that are not anticipated or cannot be met or result in a Burdensome Condition (as such term is defined in the Access Merger Agreement). Furthermore, such conditions or changes may constitute a burdensome condition that may allow the Company to terminate the Access Merger Agreement and the Company may exercise its right to terminate the Access Merger Agreement. If the consummation of the Access Mergers is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of each company may also be materially and adversely affected.

The Company and Access will be subject to business uncertainties and contractual restrictions while the Access Mergers are pending.

Uncertainty about the effect of the Access Mergers on employees, customers (including depositors and borrowers), suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of Access and the Company. These uncertainties may impair the Company’s or Access’s ability to attract, retain and motivate key personnel and customers (including depositors and borrowers) pending the consummation of the Access Mergers, as such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the Access Mergers. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with Access and/or the Company to seek to change existing business relationships with Access and/or the Company or fail to extend an existing relationship with Access and/or the Company. In addition, competitors may target each party’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the Access Mergers.

The pursuit of the Access Mergers and the preparation for the integration may place a burden on each company’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on each company’s business, financial condition and results of operations.

In addition, the Access Merger Agreement restricts each party from taking certain actions without the other party’s consent while the Access Merger is pending. These restrictions could have a material adverse effect on each party’s business, financial condition and results of operations.

Combining the businesses of the Company and Access may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Access Mergers may not be realized.

The success of the Access Mergers will depend on, among other things, the combined company’s ability to combine the businesses of the Company and Access. If the combined company is not able to successfully achieve this objective, the anticipated benefits of the Access Mergers may not be realized fully, may take longer to realize than expected, or may not be realized at all.

The Company and Access have operated and, until the completion of the Access Mergers, will continue to operate, independently. The success of the Access Mergers, including anticipated benefits and cost savings, will depend, in part, on the successful combination of the businesses of the Company and Access. To realize these anticipated benefits and cost savings, after the completion of the Access Mergers, the Company expects to integrate Access’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Access Mergers. The loss of key employees could have an adverse effect on the companies’ financial results and the value of its common stock. As with any merger of financial institutions, there also may be business disruptions that cause Access or the Company to lose current customers or cause current customers to remove their accounts and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Access and the Company during this transition period and for an undetermined period after consummation of the Access Mergers.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None.

(b) Use of Proceeds – Not Applicable.

(c) Issuer Purchases of Securities - None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
2.01
Agreement and Plan of Reorganization, dated October 4, 2018, by and between Union Bankshares Corporation and Access National Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 5, 2018).

3.01	Articles of Incorporation of Union Bankshares Corporation, as amended April 25, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 29, 2014).

3.02	Bylaws of Union Bankshares Corporation, as amended January 21, 2017 (incorporated by reference to Exhibit 3.02 to Annual Report on Form 10-K filed on February 28, 2017).

10.01
Form of Affiliate Agreement, dated October 4, 2018, by and between Union Bankshares Corporation, Access National Corporation and certain shareholders of Access National Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2018.

10.02
Form of Affiliate Agreement, dated October 4, 2018, by and between Union Bankshares Corporation, Access National Corporation and certain shareholders of Union Bankshares Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 5, 2018).

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

101.00
Interactive data files formatted in eXtensible Business Reporting Language for the quarter ended September 30, 2018 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation

(Registrant)

Date: November 6, 2018	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2018	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)