Form 10-K
period 2018-12-31
Union Bankshares Corp
filed 2019-02-27
CIK 883948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 29.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $2,526,442,423 based on the closing share price on that date of $38.88 per share.
The number of shares of common stock outstanding as of February 20, 2019 was 81,902,311
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

UNION BANKSHARES CORPORATION
FORM 10-K

i

Glossary of Acronyms and Defined Terms

Access	–	Access National Corporation and its subsidiaries
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union Bank & Trust
BHCA	–	Bank Holding Company Act of 1956
BOLI	–	Bank-owned life insurance
bps	–	Basis points
CAMELS	–	International rating system bank supervisory authorities use to rate financial institutions.
CDARS	–	Certificates of Deposit Account Registry Service
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
Code	–	Internal Revenue Code of 1986
the Company	–	Union Bankshares Corporation and its subsidiaries
CRA	–	Community Reinvestment Act of 1977
DHFB	–	Dixon, Hubard, Feinour & Brown, Inc.
DIF	–	Deposit Insurance Fund
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EGRRCPA	–	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	–	Earnings per share
ESOP	–	Employee Stock Ownership Plan
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FDIA	–	Federal Deposit Insurance Act
FDIC	–	Federal Deposit Insurance Corporation
FDICIA	–	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve Act	–	Federal Reserve Act of 1913, as amended
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FICO	–	Financing Corporation
FMB	–	First Market Bank, FSB
FRB or Federal Reserve	–	Board of Governors of the Federal Reserve System
FTE	–	Fully taxable equivalent
GAAP or U.S. GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
HTM	–	Held to maturity
IDC	–	Interactive Data Corporation
LIBOR	–	London Interbank Offered Rate
NOL	–	Net operating losses
NPA	–	Nonperforming assets
OCI	–	Other comprehensive income

OAL	–	Outfitter Advisors, Ltd.
ODCM	–	Old Dominion Capital Management, Inc.
OFAC	–	Office of Foreign Assets Control
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCA	–	Prompt Corrective Action
PCI	–	Purchased credit impaired
PSU	–	Performance stock units
REVG	–	Real Estate Valuation Group
ROA	–	Return on average assets
ROE	–	Return on average common equity
ROTCE	–	Return on average tangible common equity
SAB	–	Staff Accounting Bulletin
SCC	–	Virginia State Corporation Commission
SEC	–	U.S. Securities and Exchange Commission
Securities Act	–	Securities Act of 1933, as amended
Shore Premier	–	Shore Premier Finance
Shore Premier sale	–	The sale of substantially all of the assets and certain liabilities of Shore Premier
Tax Act	–	Tax Cuts and Jobs Act of 2017
TFSB	–	The Federal Savings Bank
TDR	–	Troubled debt restructuring
Treasury	–	U.S. Department of the Treasury
UIG	–	Union Insurance Group, LLC
UISI	–	Union Investment Services, Inc.
UMG	–	Union Mortgage Group, Inc.
VFG	–	Virginia Financial Group, Inc.
Xenith	–	Xenith Bankshares, Inc.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact, are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks and uncertainties, some of which cannot be predicted or quantified.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements.  Actual future results, performance, achievement or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

•	changes in interest rates,

•
general economic and financial market conditions in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels, slowdowns in economic growth and any prolonged government shutdown,

•	the Company’s ability to manage its growth or implement its growth strategy,

•
the possibility that any of the anticipated benefits of the merger of Access with and into the Company on February 1, 2019 (the "Merger”) will not be realized or will not be realized within the expected time period, the businesses of the Company and Access may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, the expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame, revenues following the Merger may be lower than expected, or customer and employee relationships and business operations may be disrupted by the Merger,

•	the Company’s ability to recruit and retain key employees,

•	the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets,

•	real estate values in the Bank's lending area.

•	an insufficient ALL,

•	the quality or composition of the loan or investment portfolios,

•	concentrations of loans secured by real estate, particularly commercial real estate,

•	the effectiveness of the Company’s credit processes and management of the Company’s credit risk,

•	demand for loan products and financial services in the Company’s market area,

•	the Company’s ability to compete in the market for financial services,

•	technological risks and developments, and cyber-threats, attacks or events,

•	performance by the Company’s counterparties or vendors,

•	deposit flows,

•	the availability of financing and the terms thereof,

•	the level of prepayments on loans and mortgage-backed securities,

•	legislative or regulatory changes and requirements,

•	the impact of the Tax Act, including, but not limited to, the effect of the lower corporate tax rate, including on the valuation of the Company’s tax assets and liabilities;

•	changes in the effect of the Tax Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplement legislation,

•	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System,

•	changes to applicable accounting principles and guidelines, and

•	other factors, many of which are beyond the control of the Company.

More information on risk factors that could affect the Company’s forward-looking statements is included under the section entitled “Risk Factors” set forth herein. All risk factors and uncertainties described herein should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its business or operations. Forward-looking statements speak only as of the date they are made. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company, whether as a result of new information, future events or otherwise.

v

PART I

ITEM 1. - BUSINESS.

GENERAL
The Company is a financial holding company and a bank holding company organized under Virginia law and registered under the BHCA. The Company, headquartered in Richmond, Virginia is committed to the delivery of financial services through its subsidiary Union Bank & Trust and non-bank financial services affiliates. As of February 1, 2019, the Company’s bank subsidiary and certain non-bank financial services affiliates were:

Community Bank
Union Bank & Trust	Richmond, Virginia

Financial Services Affiliates
Capital Fiduciary Advisors, L.L.C	Reston, Virginia
Dixon, Hubard, Feinour & Brown, Inc.	Roanoke, Virginia
Middleburg Investment Services, LLC	Reston, Virginia
Middleburg Trust Company	Richmond, Virginia
Old Dominion Capital Management, Inc.	Charlottesville, Virginia
Outfitter Advisors, Ltd.	McLean, Virginia
Union Insurance Group, LLC	Richmond, Virginia

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

The table below indicates the year each community bank was formed, acquired by the Company, and merged into what is now Union Bank & Trust.

	Formed	Acquired	Merged
Union Bank & Trust Company	1902	n/a	2010
Northern Neck State Bank	1909	1993	2010
King George State Bank	1974	1996	1999
Rappahannock National Bank	1902	1998	2010
Bay Community Bank	1999	de novo bank	2008
Guaranty Bank	1981	2004	2004
Prosperity Bank & Trust Company	1986	2006	2008
First Market Bank, FSB	2000	2010	2010
StellarOne Bank	1994	2014	2014
Xenith Bank	1987	2018	2018
Access National Bank	1999	2019	2019

On January 1, 2018, the Company completed its acquisition of Xenith and the merger of Xenith's wholly-owned subsidiary, Xenith Bank, with and into the Bank, with the Bank surviving.

On February 1, 2019, the Company completed its acquisition of Access and the merger of Access' wholly-owned subsidiary, Access National Bank, with and into the Bank, with the Bank surviving. In connection with the foregoing, the Company acquired the former subsidiaries of Access and Access National Bank (as applicable), including, without limitation, Capital Fiduciary Advisors, L.L.C., Middleburg Investment Services, LLC, and Middleburg Trust Company.

The Company’s headquarters are located in Richmond, Virginia, and its operations center is located in Ruther Glen, Virginia.

Product Offerings and Market Distribution
The Company is a financial holding company and bank holding company organized under the laws of the Commonwealth of Virginia and headquartered in Richmond, Virginia. The Company provides a full range of financial services through its bank subsidiary, Union Bank & Trust, throughout Virginia and in portions of Maryland and North Carolina. The Bank is a commercial bank chartered under the laws of the Commonwealth of Virginia that provides banking, trust, and wealth management services. As of February 1, 2019, the Bank had 155 branches, seven of which are operated as Xenith Bank, a division of Union Bank & Trust of Richmond, Virginia, and 15 of which are operated as Access National Bank, a division of Union Bank & Trust of Richmond, Virginia or Middleburg Bank, a division of Union Bank & Trust of Richmond, Virginia, and approximately 200 ATMs located throughout Virginia, and portions of Maryland, and North Carolina. Certain non-bank affiliates of the Company include: Old Dominion Capital Management, Inc., and its subsidiary Outfitter Advisors, Ltd., Dixon, Hubard, Feinour, & Brown, Inc., Capital Fiduciary Advisors, L.L.C, and Middleburg Investment Services LLC, which provide investment advisory and/or brokerage services; Union Insurance Group, LLC, which offers various lines of insurance products; and Middleburg Trust Company, which provides trust services.

The Bank is a full-service bank offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit, and other depository services, as well as loans for commercial, industrial, residential mortgage, and consumer purposes. The Bank offers credit cards through an arrangement with Elan Financial Services and delivers ATM services through the use of reciprocally shared ATMs in the major ATM networks as well as remote ATMs for the convenience of customers and other consumers. The Bank also offers mobile and internet banking services and online bill payment for all customers, whether retail or commercial. Additionally, the Bank’s wealth management division offers a wide variety of financial planning, wealth management and trust services.

Union Investment Services, operating as part of the wealth management division of the Bank, offers brokerage services and executes securities transactions through Raymond James, Inc., an independent broker dealer. As a result of the Access acquisition, the Company acquired Middleburg Investment Services, LLC, which provides brokerage services and executes securities transactions through LPL Financial, an independent broker-dealer.

The Bank has loan production offices in North Carolina and Maryland.

In the fourth quarter of 2018, the Bank completed a wind-down of the operations of UMG, the reportable mortgage segment. As a result of the acquisition of Access, the Bank now operates a mortgage business as a division of the Bank under the Access National Mortgage brand. The Access National Mortgage business lends to borrowers nationwide.

On June 29, 2018, the Bank entered into an agreement to sell substantially all of the assets and certain specific liabilities of Shore Premier.

UIG, an insurance agency, is owned by the Bank. This agency operates in an agreement with Bankers Insurance, LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. UIG generates revenue through sales of various insurance products through Bankers Insurance LLC, including long-term care insurance and business owner policies. UIG also maintains ownership interests in four title agencies owned by community banks across Virginia and generates revenues through sales of title policies in connection with the Bank’s lending activities.

ODCM is a registered investment advisory firm with offices in Charlottesville and Alexandria, Virginia. ODCM and its subsidiary, Outfitter Advisors, Ltd, offer investment management and financial planning services primarily to families and individuals. Securities are offered through a third-party contractual agreement with Charles Schwab & Co., Inc., an independent broker dealer.

Additionally, following the Company’s acquisition of Access, (i) Capital Fiduciary Advisors, L.L.C., a registered investment advisor, provides wealth management services to high net worth individuals, businesses, and institutions. Securities are offered through Charles Schwab & Co., Inc., an independent broker dealer; and (ii) Middleburg Trust Company provides trust services to high net worth individuals, businesses and institutions.

SEGMENTS

The Company has one reportable segment: its traditional full-service community banking business. For more financial data and other information about the Company’s operating segment, refer to Note 18 “Segment Reporting Disclosures & Discontinued Operations” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Effective May 23, 2018, the Bank began winding down the operations of UMG, the reportable mortgage segment. The decision to exit the mortgage business was based on a number of strategic priorities and other factors, including the additional investment in the business required to achieve the necessary scale to be competitive.

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

On May 31, 2016, the Bank acquired ODCM, which currently operates as a stand-alone direct subsidiary of the Bank from its offices in Charlottesville and Alexandria, Virginia. On July 1, 2018, ODCM completed its acquisition of OAL, a McLean, Virginia based investment advisory firm with approximately $707.5 million in assets under management at December 31, 2018.

On January 1, 2018, the Company acquired Xenith, pursuant to the terms and conditions of the Merger Agreement dated May 19, 2017. Pursuant to the Merger Agreement, Xenith's common shareholders received 0.9354 shares of the Company's common stock in exchange for each share of Xenith's common stock, resulting in the Company issuing 21,922,077 shares of common stock. As a result of the transaction, Xenith Bank, Xenith's wholly-owned bank subsidiary, was merged with and into the Bank.

On April 1, 2018, the Bank completed its acquisition of DHFB, a Roanoke, Virginia based investment advisory firm with approximately $526.3 million in assets under management at December 31, 2018.

On February 1, 2019, the Company acquired Access, pursuant the Agreement and Plan of Reorganization dated as of October 4, 2018, as amended December 7, 2018, included a related Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Access's common shareholders received 0.75 shares of the Company's common stock in exchange for each share of Access's common stock, with cash paid in lieu of fractional shares, resulting in the Company issuing 15,842,026 shares of common stock. In connection with the transaction, Access National Bank, Access's wholly-owned bank subsidiary, was merged with and into the Bank. See Note 21 "Subsequent Events" in the "Notes to the Consolidated Financial Statements" contained in Item 8 of this Form 10-K.

EMPLOYEES
As of December 31, 2018, the Company had 1,609 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, and operations and other support personnel. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company provides employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid time off, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive plans, deferred compensation plans for officers and key employees, an ESOP, and a 401(k) plan with employer match.
COMPETITION
The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions, other independent community banks, as well as consumer finance companies, mortgage companies, loan production offices, mutual funds, and life insurance companies. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, and the reputation of the institution. Credit unions increasingly have been allowed to expand their membership definitions, and because they enjoy a favorable tax status, they have been able to offer more attractive loan and deposit pricing. The Company’s non-bank affiliates also operate in highly competitive environments. The Company believes its community bank framework and philosophy provide a competitive advantage, particularly with regard to larger national and regional institutions, allowing the Company to compete effectively. The Company has a strong market share within the markets it serves. The Company’s deposit market share in Virginia was 7.3% of total bank deposits as of June 30, 2018, making it the largest community bank headquartered in Virginia at that time.

ECONOMY
The economies in the Company’s market areas are widely diverse and include local and federal government, military, agriculture, and manufacturing. Based on Virginia Employment Commission data, the state’s seasonally-adjusted unemployment rate is 2.8% as of December 31, 2018 compared to 3.7% at year-end 2017, and continues to be below the national rate of 3.9% at year-end 2018. The Company’s management continues to consider future economic events and their impact on the Company’s performance while focusing attention on managing nonperforming assets, controlling costs, and working with borrowers to mitigate and protect against risk of loss.

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

Enacted in 2010, the Dodd-Frank Act has significantly changed the financial regulatory regime in the United States. Since the enactment of the Dodd-Frank Act, U.S. banks and financial services firms, such as the Company and the Bank, have been subject to enhanced regulation and oversight. Several provisions of the Dodd-Frank Act remain subject to further rulemaking, guidance, and interpretation by the federal banking agencies.

The current administration and its appointees to the federal banking agencies have expressed interest in reviewing, revising, and perhaps repealing portions of the Dodd-Frank Act and certain of its implementing regulations. On May 14, 2018, the President signed into law the EGRRCPA which, among other things, amended certain provisions of the Dodd-Frank Act as well as statutes administered by the Federal Reserve and the FDIC. Certain provisions of the Dodd-Frank Act and changes thereto resulting from the enactment of EGRRCPA that may affect the Company and the Bank are discussed below in more detail.

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

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the DIF in the event of a depository institution insolvency, receivership, or default. For example, under the FDICIA, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Under the final rules, which are applicable to financial institutions that have assets of $10.0 billion or more, the maximum permissible interchange fee is equal to the sum of 21 cents plus 5 bps of the transaction value for many types of debit interchange transactions. The rules permit an upward adjustment to an issuer’s debit card interchange fee of no more than one cent per transaction if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

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
The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Company were 11.09%, 9.93% and 12.88%, respectively, as of December 31, 2018, thus exceeding the minimum requirements for "well capitalized" status. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Bank were 12.40%, 12.40% and 12.77%, respectively, as of December 31, 2018, also exceeding the minimum requirements for "well capitalized" status.
Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines require a minimum Tier 1 leverage ratio of 3.0% for advanced approach banking organizations; all other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4.0%. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for PCA, its Tier 1 leverage ratio must be at least 5.0%. Banking organizations that have experienced internal growth or made acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2018, the Tier 1 leverage ratios of the Company and the Bank were 9.71% and 10.84%, respectively, well above the minimum requirements.

The Federal Reserve's final rules also imposed a capital conservation buffer requirement that began to be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, and increased by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.

Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The final rules became fully phased in on January 1, 2019, and require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

The Federal Reserve's final rules also included changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development, and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

The Federal Reserve’s regulatory capital rules also provide that in some circumstances trust preferred securities may not be considered Tier 1 capital of a bank holding company with total consolidated assets of greater than $15 billion, and instead will qualify as Tier 2 capital. The Company has $150.0 million of trust preferred securities outstanding and approximately $13.8 billion in assets as of December 31, 2018.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments based on average total assets minus average tangible equity to maintain the DIF. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations as an insured depository institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment structure, set a target “designated reserve ratio” of 2 percent for the DIF, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2018, total base assessment rates for institutions that have been insured for at least five years with assets of $10 billion range from 1.5 to 40 bps. In addition, institutions with assets over $10 billion are subject to a surcharge equal to 4.5 bps of assets that exceed $10 billion, and will apply until the reserve ratio reaches 1.35 percent or until December 31, 2018, whichever is later. In 2018 and 2017, the Company paid $5.0 million and $3.0 million, respectively, in deposit insurance assessments.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2018.

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

FHLB. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional Federal Home Loan Banks that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each Federal Home Loan Bank serves as a reserve, or central bank, for the members within its assigned region, and makes loans to its members in accordance with policies and procedures established by the Board of Directors of the applicable Federal Home

Loan Bank. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2018, the Bank owned $72.0 million of FHLB stock.

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

In August 2018, the CFPB published its final rule to update Regulation P pursuant to the amended Gramm-Leach-Bliley Act. Under this rule, certain qualifying financial institutions are not required to provide annual privacy notices to customers. To qualify, a financial institution must not share nonpublic personal information about customers except as described in certain statutory exceptions which do not trigger a customer’s statutory opt-out right. In addition, the financial institution must not have changed its disclosure policies and practices from those disclosed in its most recent privacy notice. The rule sets forth timing requirements for delivery of annual privacy notices in the event that a financial institution that qualified for the annual notice exemption later changes its policies or practices in such a way that it no longer qualifies for the exemption.

Although these laws and regulations impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, regulations, and privacy and reporting obligations may require significant resources of the Company and the Bank, these laws and regulations do not materially affect the Bank’s products, services or other business activities.

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

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to the Company and the Bank. The final rules were effective April 1, 2014, with full compliance being phased in over a period that ended on July 21, 2016. The final rules do not have a material impact on the Company's financial position.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets, including, beginning April 1, 2018, the Company and the Bank. The Company and the Bank are subject to federal consumer protection rules enacted by the CFPB.

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

The Company’s and the Bank’s mortgage origination activities are subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. To meet the mortgage credit needs of a broader customer base, the Company is predominantly an originator of mortgages that are intended to be in compliance with the ability-to-pay requirements.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of EGRRCPA, the FDIC is undertaking a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” At this time, it is difficult to predict the impact, if any, of the FDIC’s review of brokered deposit regulations.

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

In October 2016, the federal bank regulatory agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed and a final rule has not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal bank regulatory agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of financial institutions with less than $50 billion in total consolidated assets.

Incentive Compensation. In 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s Board of Directors.

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

Recent Developments. As a result of the Dodd-Frank Act, institutions with assets that exceed $10 billion, were required among other things to: perform annual stress tests and establish a dedicated risk committee of the board of directors responsible for overseeing enterprise-wide risk management policies, which must be commensurate with capital structure, risk profile, complexity, activities, size, and other appropriate risk-related factors, and must include as a member at least one risk management expert. In addition, such institutions (i) may be examined for compliance with federal consumer protection laws primarily by the CFPB; (ii) are subject to increased FDIC deposit insurance assessment requirements; (iii) are subject to a cap on debit card interchange fees; and (iv) may be subject to higher regulatory capital requirements.

However, the amendments to the Dodd-Frank Act made by EGRRCPA provide limited regulatory relief for certain financial institutions and additional tailoring of banking and consumer protection laws, which preserve the existing framework under which U.S. financial institutions are regulated, including the discretionary authority of the Federal Reserve and the FDIC to supervise bank holding companies and insured depository institutions, such as the Company and the Bank.

In particular, following the enactment of EGRRCPA, bank holding companies with less than $100 billion in assets, such as the Company, are exempt from the enhanced prudential standards imposed under Section 165 of the Dodd-Frank Act (including but not limited to resolution planning and enhanced liquidity and risk management requirements). As a result, the Company is relieved from the requirement to conduct company-run stress testing for itself and the Bank. Notwithstanding that federal banking agencies will not take action to require company-run stress testing, the capital planning and risk management practices of the Company and the Bank will continue to be reviewed through the regular supervisory processes of the Federal Reserve.

Furthermore, EGRRCPA increased the asset threshold for requiring a bank holding company to establish a separate risk committee of independent directors from $10 billion to $50 billion. Notwithstanding the changes implemented by EGRRCPA increasing this asset threshold, the Company anticipates retaining its separate risk committee of independent directors.

In addition to amendments and changes to the Dodd-Frank Act set forth in the interagency statement regarding the impact of EGRRCPA released by the federal banking agencies on July 6, 2018, EGRRCPA includes certain other banking-related, consumer protection, and securities laws-related provisions. Many of EGRRCPA’s changes must be implemented through rules adopted by federal agencies, and certain changes remain subject to their substantial regulatory discretion. As a result, the full impact of EGRRCPA will remain unclear for the immediate future. The Company and the Bank expect to continue to evaluate the potential impact of EGRRCPA as it is further implemented by the regulators.

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
The community banking industry is directly affected by national, regional, and local economic conditions. The economies in the Company’s market areas continued to improve during 2018, though there is no assurance that economic improvements will continue in the future. Management allocates significant resources to mitigate and respond to risks associated with changing economic conditions, however, such conditions cannot be predicted or controlled. Adverse changes in economic conditions, including a reduction in federal government spending, a prolonged government shutdown, flatter yield curve, extended low interest rates, or negative changes in consumer and business spending, borrowing, and savings habits, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. In addition, the Company holds securities which can be significantly affected by various factors, including interest rates and credit ratings assigned by third parties. Rising interest rates or an adverse credit rating on securities held by the Company could result in a reduction of the fair value of its securities portfolio and have an adverse impact on the Company's financial condition.
Adverse changes in economic conditions in Virginia, Maryland, or North Carolina or adverse conditions in an industry on which a local market in which the Company does business could hurt the Company’s business in a material way.
The Company provides full service banking and other financial services throughout Virginia and in portions of Maryland and North Carolina. The Company’s loan and deposit activities are directly affected by, and the Company’s financial success depends on, economic conditions within the local markets in which the Company does business, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market relies could adversely affect such factors as unemployment rates, business formations and expansions, housing demand, apartment vacancy rates and real estate values in the local market. This could result in, among other things, a decline in loan demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral and a decline in the net worth and liquidity of borrowers and guarantors. Any of these factors could hurt the Company’s business in a material way.
The Company’s operations may be adversely affected by cyber security risks and cyber-attacks.
In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to the Company's operations and business strategy. In addition, the Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems, such as "hacking", "identity theft" and "cyber fraud", could result in failures or disruptions in the Company's customer relationship management, the general ledger, deposits, loans, and other systems. The Company has invested in accepted technologies, and continually reviews its controls, processes and practices that are designed to protect its networks, computers, and data, including customer information from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate protective measures.
There can be no assurance that the Company will not suffer cyber attacks or other information security breaches or be impacted by losses from such events in the future. The Company’s risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats, current use of internet banking and mobile banking channels, expanded operations and third-party information systems. Recent instances of attacks specifically targeting financial services businesses indicate that the risk to the Company’s systems remains significant.

A breach of any kind could compromise systems and the information stored there could be accessed, damaged, or disclosed. A breach in security or other failure could result in legal claims, regulatory penalties, disruption in operations, remediation expenses, costs associated with customer notification and credit monitoring services, increased insurance premiums, fines and costs associated with civil litigation, loss of customers and business partners, and damage to the Company’s reputation, which could adversely affect its business and financial condition. Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.
Integrating Access into the Company’s operations may be more difficult, costly or time-consuming than expected, and if the Company does not successfully combine Access’s business into its business, the Company’s results of operations would be adversely affected.
The Company’s future success will depend, in part, on its ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and Access and to combine those businesses in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the legacy customer relationships of Access or the Company or decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, the Company must successfully combine the businesses of the Company and Access. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the merger of the Company and Access may not be realized fully, or at all, or may take longer to realize than expected.

The success of the merger and the future operating performance of the Company and the Bank will depend, in part, on the Company’s ability to successfully combine the businesses of the Company and Access, including the merger of Access National Bank into the Bank, which occurred on February 1, 2019. The success of the subsidiary bank merger will, in turn, depend on a number of factors, including the Company’s ability to: (i) integrate the operations and branches of Access National Bank and the Bank; (ii) retain the deposits and customers of Access National Bank and the Bank; (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the combined bank to improve its overall operating efficiencies; and (iv) retain and integrate the appropriate personnel of Access National Bank into the operations of the Bank, as well as reducing overlapping bank personnel. The integration of Access National Bank and the Bank has required, and will continue to require, the dedication of the time and resources of the Bank’s management and may temporarily distract management’s attention from the day-to-day business of the Bank. If the Bank is unable to successfully integrate Access National Bank, the Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

The integration process may result in the loss of key employees, the disruption of the Company’s and the Bank’s ongoing business, and inconsistencies in standards, controls, procedures and policies that affect adversely the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business in the markets in which Access historically operated, which could have an adverse effect on the Company’s financial results and the value of its common stock. As with any merger of financial institutions, there also may be disruptions that cause the Bank to lose customers or cause customers to withdraw their deposits, or other unintended consequences that could have a material adverse effect on the Company’s results of operations or financial condition. These integration matters could have an adverse effect on the Company for an undetermined period as it continues to integrate Access’s legacy business into the Company’s business.

The inability of the Company to successfully manage its growth or to implement its growth strategy may adversely affect the Company’s results of operations and financial conditions.
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
As consolidation within the financial services industry continues, the competition for suitable strategic acquisition candidates may increase. The Company will compete with other financial services companies for acquisition and expansion opportunities, and many of those competitors will have greater financial resources than the Company does and may be able to pay more for an acquisition than the Company is able or willing to pay. The Company cannot assure that it will have opportunities to acquire other financial institutions, or acquire or establish new branches on attractive terms or at all, or that the Company will be able to negotiate, finance, and complete any opportunities available to it.
If the Company is unable to effectively implement its strategies for organic growth and strategic acquisitions (if any), the business, results of operations, and financial condition may be materially adversely affected.
Difficulties in combining the operations of acquired entities with the Company’s own operations may prevent the Company from achieving the expected benefits from acquisitions.

The Company may not be able to fully achieve the strategic objectives and operating efficiencies expected in an acquisition. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which the Company and its potential acquisition targets operate are highly competitive. The Company may lose its customers and/or key personnel, or those of acquired entities, as a result of an acquisition. The Company may also not be able to control the incremental increase in noninterest expense arising from an acquisition in a manner that improves its overall operating efficiencies. These factors could contribute to the Company not achieving the expected benefits from its acquisitions within desired time frames, if at all. Future business acquisitions (if any) could be material to the Company and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions also could require the Company to use substantial cash, other liquid assets, or to incur debt; the Company could therefore become more susceptible to economic downturns and competitive pressures. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future acquisitions.
Changes in interest rates could adversely affect the Company’s income and cash flows.
The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, the fair value of existing assets and liabilities, the purchase of investments, the retention and generation of deposits, the rates received on loans and investment securities, and the rates paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. In addition, the Company’s ability to reflect such interest rate changes in pricing its products is influenced by competitive pressures. Fluctuations in these areas may adversely affect the Company and its shareholders.
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
Like all financial institutions, the Company maintains an allowance for loan losses to provide for loans that its borrowers may not repay in their entirety. The Company believes that it maintains an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio as of the corresponding balance sheet date and in compliance with applicable accounting and regulatory guidance. However, the allowance for loan losses may not be sufficient to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Company’s operating results. Accounting measurements related to impairment and the loan loss allowance requires significant estimates that are subject to uncertainty and changes relating to new information and changing circumstances. The significant uncertainties surrounding the ability of the Company’s borrowers to execute their business models successfully through changing economic environments, competitive challenges, and other factors complicate the Company’s estimates of the risk of loss and amount of loss on any loan. Due to the degree of uncertainty and susceptibility of these factors to change, the actual losses may vary from current estimates. The Company expects possible fluctuations in the loan loss provisions due to the uncertain economic conditions.
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
Additionally, the measure of the Company's ALL is dependent on the adoption and interpretation of accounting standards. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” Under this ASU, the current incurred loss credit impairment methodology will be replaced with the CECL model, a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Accordingly, the implementation of the CECL model will change the Company's current method of providing ALL and may result in material changes in the Company's accounting for credit losses on financial instruments. The CECL model may create more volatility in the Company's level of ALL. If the

Company is required to materially increase its level of ALL for any reason, such increase could adversely affect its business, financial condition, and results of operations. The amendment is effective for fiscal years beginning after December 15, 2019. See Note 1 “Summary of Significant Accounting Policies” in the "Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information regarding the Company’s implementation of CECL.
The Bank’s concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets.
The Bank offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer, and other loans. Many of the Bank’s loans are secured by real estate (both residential and commercial). A major change in the real estate markets, resulting in deterioration in the value of this collateral, or in the local or national economy, could adversely affect borrowers’ ability to pay these loans, which in turn could negatively affect the Bank. The Bank tries to limit its exposure to these risks by monitoring extensions of credit carefully; however, risks of loan defaults and foreclosures are unavoidable in the banking industry. As the Bank cannot fully eliminate credit risk; credit losses will occur in the future. Additionally, changes in the real estate market also affect the value of foreclosed assets, and therefore, additional losses may occur when management determines it is appropriate to sell the assets.
The Bank has significant credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.
The Bank’s commercial real estate portfolio consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. The Bank’s loan portfolio contains a number of commercial real estate loans with relatively large balances, and thus the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Bank’s financial condition and results of operations.
The Bank’s banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices, which could have a material adverse effect on the Bank’s results of operations. Such practices include underwriting, internal controls, risk management policies, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.
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
The Company assumes credit risk by virtue of making loans and extending loan commitments and letters of credit. The Company manages credit risk through a program of underwriting standards, heightened review of certain credit decisions, and a continuous quality assessment process of credit already extended. The Company’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions and excessive industry and other concentrations. The Company’s credit administration function employs risk management techniques to help ensure that problem loans are promptly identified. While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.
The Company’s focus on lending to small to mid-sized community-based businesses may increase its credit risk.
Most of the Company’s commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market areas in which the Company operates negatively impact this important customer sector, the Company’s results of operations and financial condition may be adversely affected. Moreover, a portion of these loans have been made by the Company in recent years, and the borrowers may not have experienced a complete business or economic cycle. Any deterioration of the borrowers’ businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on the Company’s financial condition and results of operations.
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
The Company operates in a competitive market for financial services and faces intense competition from other financial institutions both in making loans and attracting deposits which can greatly affect pricing for its products and services. The Company’s primary competitors include community, regional, and national banks as well as credit unions and mortgage companies. Many of these financial institutions are significantly larger and have established customer bases, greater financial resources, and higher lending limits. In addition, credit unions are exempt from corporate income taxes, providing a significant competitive pricing advantage compared to banks. Accordingly, some of the Company’s competitors in its market have the ability to offer products and services that it is unable to offer or to offer such products and services at more competitive rates.
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
As a result of the acquisition of Access, the Bank now operates a mortgage business as a division of the Bank under the Access National Mortgage brand. The Access National Mortgage business lends to borrowers nationwide. The success of the Company’s mortgage business is dependent upon its ability to originate loans and sell them to investors, in each case at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Loan production levels may suffer if the Company experiences a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, could significantly reduce its income from mortgage activities. As a result, these conditions would also adversely affect the Company’s results of operations.

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
When the Company completes an acquisition, goodwill and other intangible assets are often recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment, and the Company performs such impairment analysis at least annually. A significant adverse change in expected future cash flows or sustained adverse change in the Company’s common stock could require the asset to become impaired. If impaired, the Company would incur a charge to earnings that would have a significant impact on the results of operations. The Company’s carrying value of goodwill was approximately $727.2 million at December 31, 2018.
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

Sales of the Company’s common stock in connection with merger or acquisition activity, or other capital transactions may result in an ownership change of control, thus limiting the Company’s ability to realize its deferred tax assets.
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

Any merger or acquisition activity in which the Company may engage would require it to evaluate whether an ownership change would occur. Given the level of merger and acquisition activity in the Company’s target markets, the Company cannot ensure that its ability to use its NOLs to offset income will not become limited in the future. As a result, the Company could pay taxes earlier and in larger amounts than would be the case if its NOLs were available to reduce its income taxes without restriction. If the utilization of the Company’s NOLs is restricted, it would be required to record a valuation allowance on its deferred tax assets, which could materially and adversely affect the Company’s net income.

Risks Related to the Company’s Regulatory Environment
Due to the Company’s increased asset size and as a result of recent acquisitions, the Company is subject to additional regulation, increased supervision and increased costs.
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act impose additional regulatory requirements on institutions with $10 billion or more in assets. As of December 31, 2018, the Company had $13.8 billion in total assets. As a result, the Company is subject to the additional regulatory requirements, increased supervision and increased costs, including the following: (i) supervision, examination and enforcement by the Consumer Financial Protection Bureau with respect to consumer financial protection laws; (ii) regulatory stress testing requirements, whereby the Company is required to conduct an annual stress test (using assumptions for baseline, adverse and severely adverse scenarios); (iii) a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates; (iv) enhanced supervision as a larger financial institution; and (v) under the Durbin Amendment to the Dodd-Frank Act, is subject to a cap on the interchange fees that may be charged in certain electronic debit and prepaid card transactions.

In the Company’s acquisition of Access, the Company acquired the mortgage division of Access National Bank, which before the acquisition operated on a nationwide basis and subject to federal preemption of certain state laws. This mortgage division is now operating as a division of the Bank and, as a result, is not entitled to any such federal preemption. The Company and the Bank may incur increased costs in order to comply with state laws that apply to the mortgage division’s nationwide operations.

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
The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. These stricter capital requirements were fully-implemented on January 1, 2019. See “Business – Supervision and Regulation – The Bank - Capital Requirements” for further information about the requirements.
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

ITEM 2. - PROPERTIES.

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The Company leases its corporate headquarters, which is located in an office building at 1051 East Cary Street, Suite 1200, Richmond, Virginia. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. As of February 1, 2019, the Bank operated 155 branches throughout Virginia and in portions of Maryland and North Carolina. The Company owns its operations center, which is located in Ruther Glen, Virginia. See the Note 1 “Summary of Significant Accounting Policies” and Note 5 “Premises and Equipment” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases.

ITEM 3. - LEGAL PROCEEDINGS.

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such legal proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.

ITEM 4. - MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates the performance graph by reference therein.

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2018, with (1) the Total Return Index for the NASDAQ Composite, and (2) the Total Return Index for SNL U.S. Bank NASDAQ. This comparison assumes $100 was invested on December 31, 2013 in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company previously also used the Total Return Index for NASDAQ Bank Stock, which is no longer available from the Company’s service provider. Instead, the Company is using the SNL U.S. Bank NASDAQ index as a replacement, which includes many of the same companies that are in the NASDAQ Bank Stock index and are also a part of the Company’s peer group.

Total Return Performance
200
150
100
50
Index Value
Union Bankshares Corporation
NASDAQ Composite Index
SNL U.S. Bank NASDAQ Index
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ended
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Union Bankshares Corporation	$100.00	$99.41	$107.26	$156.52	$162.28	$129.61
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL U.S. Bank NASDAQ	100.00	103.57	111.80	155.02	163.20	137.56
Source: SNL Financial Corporation LC, Charlottesville, VA (2018)

Information on Common Stock, Market Prices and Dividends

The Company’s common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “UBSH.” There were 65,977,149 shares of the Company’s common stock outstanding at the close of business on December 31, 2018. The shares were held by 6,328 shareholders of record. The closing price of the Company’s common stock on December 31, 2018 was $28.23 per share compared to $36.17 on December 29, 2017, which was the last business day of 2017.

Regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2018 are set forth in Note 20 “Parent Company Financial Information,” contained in the “Notes to the Consolidated Financial Statements” in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I, Item 1 “Business” of this Form 10-K under the headings “Supervision and Regulation – The Company - Limits on Dividends and Other Payments.”

It is anticipated that dividends will continue to be paid on a quarterly basis. In making its decision on the payment of dividends on the Company’s common stock, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

Stock Repurchase Program

In the first quarter of 2016, the Company’s Board of Directors authorized a share repurchase program to purchase up to $25.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program expired on December 31, 2016, at which time approximately $13.0 million had gone unpurchased. The Company's Board of Directors did not authorize a share repurchase program in 2017 or 2018.

ITEM 6. - SELECTED FINANCIAL DATA.
The following table sets forth selected financial data for the Company over each of the past five years ended December 31, (dollars in thousands, except per share amounts):

	2018	2017	2016	2015	2014 (1)
Results of Operations
Interest and dividend income	$528,788	$329,044	$293,736	$275,387	$273,140
Interest expense	102,097	50,037	29,770	24,937	19,927
Net interest income	426,691	279,007	263,966	250,450	253,213
Provision for credit losses	13,736	10,802	8,883	9,450	7,800
Net interest income after provision for credit losses	412,955	268,205	255,083	241,000	245,413
Noninterest income	104,241	62,429	59,849	54,993	51,220
Noninterest expenses	337,767	225,668	213,090	206,310	222,419
Income before income taxes	179,429	104,966	101,842	89,683	74,214
Income tax expense	30,016	32,790	25,944	23,071	19,533
Income from continuing operations	149,413	72,176	75,898	66,612	54,681
Discontinued operations, net of tax	(3,165)	747	1,578	467	(2,517)
Net income (2)	$146,248	$72,923	$77,476	$67,079	$52,164
Financial Condition
Assets	$13,765,599	$9,315,179	$8,426,793	$7,693,291	$7,358,643
Securities available for sale, at fair value	1,774,821	974,222	946,764	903,292	1,102,114
Securities held to maturity, at carrying value	492,272	199,639	201,526	205,374	—
Loans held for investment, net of deferred fees and costs	9,716,207	7,141,552	6,307,060	5,671,462	5,345,996
Allowance for loan losses	41,045	38,208	37,192	34,047	32,384
Intangible assets, net	775,853	313,331	318,793	316,832	325,277
Tangible assets, net (3)	12,989,746	9,001,848	8,108,000	7,376,459	7,033,366
Deposits	9,970,960	6,991,718	6,379,489	5,963,936	5,638,770
Total borrowings	1,756,278	1,219,414	990,089	680,175	686,935
Total liabilities	11,841,018	8,268,850	7,425,761	6,697,924	6,381,474
Common stockholders' equity	1,924,581	1,046,329	1,001,032	995,367	977,169
Tangible common stockholders' equity (3)	1,148,728	732,998	682,239	678,535	651,892
Ratios
Net interest margin (2)	3.67%	3.48%	3.64%	3.73%	3.93%
Net interest margin (FTE) (3)	3.74%	3.63%	3.80%	3.89%	4.09%
Return on average assets (2)	1.11%	0.83%	0.96%	0.90%	0.72%
Return on average common stockholders' equity (2)	7.85%	7.07%	7.79%	6.76%	5.30%
Return on average tangible common stockholders' equity (2)(3)	14.40%	10.75%	12.14%	10.81%	9.00%
Efficiency ratio (2)	63.62%	66.09%	65.81%	67.54%	73.06%
CET1 capital (to risk weighted assets)	9.93%	9.04%	9.72%	10.55%	11.20%
Tier 1 capital (to risk weighted assets)	11.10%	10.14%	10.97%	11.93%	12.76%
Total capital (to risk weighted assets)	12.88%	12.43%	13.56%	12.46%	13.38%
Leverage Ratio	9.71%	9.42%	9.87%	10.68%	10.62%
Common equity to total assets	13.98%	11.23%	11.88%	12.94%	13.28%
Tangible common equity / tangible assets (3)	8.84%	8.14%	8.41%	9.20%	9.27%

	2018	2017	2016	2015	2014 (1)
Asset Quality
Allowance for loan losses	$41,045	$38,208	$37,192	$34,047	$32,384
Nonaccrual loans	$26,953	$21,743	$9,973	$11,936	$19,255
Foreclosed property	$6,722	$5,253	$7,430	$11,994	$23,058
ALL / total outstanding loans	0.42%	0.54%	0.59%	0.60%	0.61%
Nonaccrual loans/total loans	0.28%	0.30%	0.16%	0.21%	0.36%
ALL / nonaccrual loans	152.28%	175.73%	372.93%	285.25%	168.18%
NPAs / total outstanding loans	0.35%	0.38%	0.28%	0.42%	0.79%
Net charge-offs / total average loans	0.12%	0.15%	0.09%	0.14%	0.11%
Provision / total average loans	0.15%	0.17%	0.15%	0.17%	0.15%
Per Share Data
Earnings per share, basic	$2.22	$1.67	$1.77	$1.49	$1.13
Earnings per share, diluted (2)	2.22	1.67	1.77	1.49	1.13
Cash dividends paid per share	0.88	0.81	0.77	0.68	0.58
Market value per share	28.23	36.17	35.74	25.24	24.08
Book value per share	29.34	24.10	23.15	22.38	21.73
Tangible book value per share (3)	17.51	16.88	15.78	15.25	14.50
Dividend payout ratio	39.64%	48.50%	43.50%	45.64%	51.33%
Weighted average shares outstanding, basic	65,859,166	43,698,897	43,784,193	45,054,938	46,036,023
Weighted average shares outstanding, diluted	65,908,573	43,779,744	43,890,271	45,138,891	46,130,895
(1) Changes to previously reported 2014 amounts were the result of the adoption of ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects."
(2) This performance metric is presented on a GAAP basis; however, there are related supplemental non-GAAP performance measures that the Company believes may be useful to investors as they exclude non-operating adjustments resulting from acquisitions as well as other nonrecurring tax expenses as applicable and allow investors to see the combined economic results of the organization. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. Refer to Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K for operating metrics, which exclude merger-related costs and certain nonrecurring items, including operating earnings, return on average assets, return on average equity, return on average tangible common equity, efficiency ratio, and earnings per share.
(3) Non-GAAP; please refer to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K.

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
The critical accounting and reporting policies include the Company’s accounting for the ALL, business combinations, and goodwill. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.
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
The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews include Annual Loan Servicing performed by Commercial Bankers in accordance with the Commercial Loan Policy (CLP), relationship reviews that accompany annual loan renewals, and reviews by the Company's Loan Review Group. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator. Consumer loans are not risk rated unless past due status, bankruptcy or other event results in the assignment of a Substandard or worse risk rating in accordance with the CLP. The Company has various committees that review and ensure that the ALL methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.
The Company’s ALL consists of specific, general, and qualitative components.
Specific Reserve Component
The specific reserve component relates to impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon being identified as impaired, for loans not considered to be collateral-dependent, an ALL is then established when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. The impairment of collateral-dependent loans is measured based on the fair value of the underlying collateral, less selling costs, compared to the carrying value of the loan. If the Company determines that the value of an impaired collateral dependent loan is less than the recorded investment in the loan, it charges off the deficiency if it is determined that such amount represents a confirmed loss.

The Company obtains independent appraisals from a pre-approved list of independent, third party appraisers located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal REVG, which reports to the Enterprise Risk Management group, performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal, while an administrative review ensures that all of the required components of an appraisal are present. Independent appraisals or valuations are updated every 12 months for all impaired loans. The Company’s impairment analysis documents the date of the appraisal used in the analysis. Adjustments to appraised values are only permitted to be made by the REVG. The impairment analysis is reviewed and approved by senior Credit Administration officers and the Special Assets Loan Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources if it is deemed to be better aligned with the collateral resolution. Impairment analyses are updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.
General Reserve Component
The general reserve component covers non-impaired loans and is quantitatively derived from an estimate of credit losses adjusted for various qualitative factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the net charge-off historical loss experience to the average loan balance of the portfolio averaged during a period that management has determined to be adequately reflective of the losses inherent in the loan portfolio. The Company has implemented a rolling 24-quarter look back period, which is re-evaluated on a periodic basis to ensure the reasonableness of the period being used.
The following table shows the types of qualitative factors management considers:

QUALITATIVE FACTORS
Portfolio	National / International	Local
Experience and ability of lending team	Interest rates	Gross state product
Pace of loan growth	Inflation	Unemployment rate
Footprint and expansion	Unemployment	Home prices
Execution of loan risk rating process	Level of economic activity	CRE Prices
Degree of credit oversight	Political and trade uncertainty
Underwriting standards	Asset prices
Delinquency levels in portfolio
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

For the consumer loan segment, large groups of smaller balance homogeneous loans are collectively evaluated for impairment. This evaluation subjects each of the Company’s homogenous pools to a historical loss factor derived from net charge-offs experienced over the preceding 24 quarters. The Company applies payments received on impaired loans to principal and interest based on the contractual terms until they are placed on nonaccrual status. All payments received are then applied to reduce the principal balance and recognition of interest income is terminated, as discussed in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Business Combinations and Divestitures - Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company utilizes third party valuations, appraisals, and internal valuations based on discounted cash flow analysis or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquiree and the closing date and apply applicable recognition principles and conditions. If they are necessary to implement its plan to exit an activity of an acquiree, costs that the Company expects, but is not obligated, to incur in the future are not liabilities at the acquisition date, nor are costs to terminate the employment or relocate an acquiree’s employees. The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable GAAP.

Merger-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants, contract terminations, and advertising costs. The Company will account for merger-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable accounting guidance. These merger-related costs are included on the Company’s Consolidated Statements of Income classified within the noninterest expense caption.

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
The Company performed its annual impairment testing as of April 30, 2018 and determined that there was no impairment to its goodwill. The Company also performed a qualitative analysis to determine if any factors necessitated additional testing and no indicators of impairment were noted as of year-end. During 2018, and in connection with the wind-down of the Company's mortgage subsidiary, approximately $864,000 of goodwill was written off.

RESULTS OF OPERATIONS

Executive Overview

On January 1, 2018, the Company completed the acquisition of Xenith, a bank holding company based in Richmond, Virginia. The Company's full-year results for 2018 include the financial results of Xenith.

On April 1, 2018, the Bank completed its acquisition of DHFB, a Roanoke, Virginia based investment advisory firm. The financial results of DHFB are included in the Company's results starting in the second quarter of 2018.

On May 23, 2018, the Bank announced that it had entered into an agreement with a third-party mortgage company, TFSB, to allow TFSB to offer residential mortgages from certain Bank locations on the terms and conditions set forth in the agreement. Concurrently with this arrangement, the Bank began the process of winding down the operations of UMG, the Company's reportable mortgage segment. Effective at the close of business June 1, 2018, UMG was no longer originating mortgages in its name. In connection with this transaction, the Company recorded exit costs totaling approximately $3.7 million in 2018, which includes goodwill impairment of approximately $864,000. These costs and the Company's mortgage segment results are reported as discontinued operations.

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

On July 1, 2018, ODCM, a subsidiary of the Bank, completed its acquisition of OAL, a McLean, Virginia based investment advisory firm. The financial results of OAL are included in the Company's results starting in the third quarter of 2018.

The Company closed three branches during the second quarter of 2018 as part of the conversion activities related to its acquisition of Xenith. After further analyzing its branch footprint, the Company decided to consolidate an additional seven branches, approximately 5% of the Company's branch network, during the third quarter of 2018. This resulted in after-tax branch closure costs of approximately $850,000 recorded in 2018.

Net Income & Performance Metrics

•
The Company reported net income of $146.2 million and earnings per share of $2.22 for the year ended December 31, 2018 compared to net income of $72.9 million and earnings per share of $1.67 for the year ended December 31, 2017.

•
The Company's net operating earnings(1) were $178.3 million and operating earnings per share(1) were $2.71 for 2018 compared to net operating earnings(1) of $83.6 million and operating earnings per share(1) of $1.91 for 2017.

•	ROA was 1.11% for 2018 compared to 0.83% for 2017; operating ROA(1) was 1.35% for 2018 compared to 0.95% for 2017.

•	ROE was 7.85% for 2018 compared to 7.07% for 2017; operating ROE(1) was 9.57% for 2018 compared to 8.11% for 2017.

•	ROTCE(1) was 14.40% for 2018 compared to 10.75% for 2017; operating ROTCE(1) was 17.35% for 2018 compared to 12.24% for 2017.
(1) For a reconciliation of these non-GAAP financial measures, including the non-GAAP operating measures that exclude merger-related costs and nonrecurring tax expenses unrelated to the Company’s normal operations, refer to section "Non-GAAP Measures" included within Item 7.

Balance Sheet

•
Loans held for investment from continuing operations, net of deferred fees and costs, were $9.7 billion at December 31, 2018, an increase of $2.6 billion from December 31, 2017. The increase was primarily a result of the Xenith acquisition.

•	Total deposits from continuing operations at December 31, 2018 were $10.0 billion, an increase of $3.0 billion from December 31, 2017. The increase was primarily a result of the Xenith acquisition.

•	Cash dividends per common share increased to $0.88 during 2018 from $0.81 per common share during 2017.

Access Acquisition

•	The Company acquired Access on February 1, 2019. The 2018 results included herein are prior to the effective date of the Merger.

Net Income
2018 compared to 2017
Net income for the year ended December 31, 2018 increased $73.3 million, or 100.6%, from $72.9 million to $146.2 million and represented earnings per share of $2.22 compared to $1.67 for the year ended December 31, 2017. The increase was primarily due to the acquisition of Xenith. Excluding $32.1 million in after-tax merger-related costs, net operating earnings (non-GAAP) were $178.3 million and operating earnings per share (non-GAAP) were $2.71 for the year ended December 31, 2018. For reconciliation of the non-GAAP measures, refer to section “Non-GAAP Measures” included within this Item 7. Included in net income for the year ended December 31, 2018 was a net loss from discontinued operations of $3.2 million compared to net income from discontinued operations of $747,000 for the year ended December 31, 2017. Refer to Note 18 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data", of this Form 10-K for further discussion regarding discontinued operations.
Net interest income in 2018 increased $147.7 million from 2017, primarily driven by higher average loan balances and the acquisition of Xenith. The provision for credit losses increased $2.9 million from $10.8 million in 2017 to $13.7 million in 2018 mainly due to loan growth.
Noninterest income increased $41.8 million from $62.4 million in 2017 to $104.2 million in 2018. The increase was driven by the acquisition of Xenith and the Shore Premier sale.
Noninterest expense increased $112.1 million, or 49.7%, from $225.7 million in 2017 to $337.8 million in 2018. Excluding $39.7 million and $5.4 million in merger-related costs in 2018 and 2017, respectively, operating noninterest expense (non-GAAP) increased $77.8 million, or 35.3%, compared to 2017. This increase was primarily due to the acquisition of Xenith.
2017 compared to 2016
Net income for the year ended December 31, 2017 decreased $4.6 million, or 5.9%, from $77.5 million to $72.9 million and represented earnings per share of $1.67 compared to $1.77 for the year ended December 31, 2016. Excluding $4.4 million in after-tax merger-related costs and $6.3 million in nonrecurring tax expenses related to the Tax Act, net operating earnings (non-GAAP) were $83.6 million and operating earnings per share (non-GAAP) were $1.91 for the year ended December 31, 2017. For reconciliation of the non-GAAP measures, refer to section “Non-GAAP Measures” included within this Item 7. Included in net income was net income from discontinued operations of $747,000 and $1.6 million for the years ended December 31, 2017 and December 31, 2016, respectively. Refer to Note 18 "Segment Reporting & Discontinued Operations" Item 8 "Financial Statements and Supplementary Data", of this Form 10-K for further discussion regarding discontinued operations.
Net interest income from continuing operations in 2017 increased $15.0 million from 2016, primarily driven by higher average loan balances. The provision for credit losses increased $1.9 million from $8.9 million in 2016 to $10.8 million in 2017 mainly due to loan growth.
Noninterest income from continuing operations increased $2.6 million from $59.8 million in 2016 to $62.4 million in 2017. The increase was driven by increases in customer-related fee income, fiduciary and asset management fees, and BOLI income, which were partially offset by lower loan-related interest rate swap fees.
Noninterest expense from continuing operations increased $12.6 million, or 5.9%, from $213.1 million in 2016 to $225.7 million in 2017. Excluding $5.4 million in merger-related costs in 2017, operating noninterest expense (non-GAAP) increased $7.2 million, or 3.4%, compared to 2016. This increase is primarily driven by an increase in salaries and benefits costs, OREO and credit-related expenses, and technology and data processing fees, which were partially offset by decreases in amortization of intangible assets and communication expenses.

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

The information presented excludes discontinued operations. Refer to Note 18 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data", of this Form 10-K for further discussion regarding discontinued operations.

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

	For the Year Ended December 31,
	2018	2017	Change
	(Dollars in thousands)
Average interest-earning assets	$11,620,893	$8,016,311	$3,604,582
Interest income	$528,788	$329,044	$199,744
Interest income (FTE) (1)	$536,981	$340,810	$196,171
Yield on interest-earning assets	4.55%	4.10%	45	bps
Yield on interest-earning assets (FTE) (1)	4.62%	4.25%	37	bps
Average interest-bearing liabilities	$9,106,716	$6,262,536	$2,844,180
Interest expense	$102,097	$50,037	$52,060
Cost of interest-bearing liabilities	1.12%	0.80%	32	bps
Cost of funds	0.88%	0.62%	26	bps
Net interest income	$426,691	$279,007	$147,684
Net interest income (FTE) (1)	$434,884	$290,773	$144,111
Net interest margin	3.67%	3.48%	19	bps
Net interest margin (FTE) (1)	3.74%	3.63%	11	bps
 (1) Refer to section "Non-GAAP Measures" included within this Item 7

For the year ended December 31, 2018, net interest income was $426.7 million, an increase of $147.7 million from 2017. For the year ended December 31, 2018, tax-equivalent net interest income was $434.9 million, an increase of $144.1 million from the prior year. The increase in both net interest income and tax-equivalent net interest income were primarily the result of a $3.6 billion increase in average interest-earning assets and a $2.8 billion increase in average interest-bearing liabilities from the impact of the Xenith acquisition. Net accretion related to acquisition accounting increased $12.2 million from $7.0 million in 2017 to $19.2 million in 2018. For the year ended December 31, 2018, net interest margin increased 19 bps and tax-equivalent net interest margin increased 11 bps compared to 2017. The net increases in net interest margin and net interest margin (FTE) measures were primarily driven by an increase in the yield on earnings assets, partially offset by a smaller increase in cost of funds. The increase in the yield on earning assets was primarily attributable to higher loan portfolio yields due to increased short term market interest rates on variable rate loans and higher accretion income. The increase in cost of funds was primarily due to increased interest-bearing deposits and short-term borrowing rates resulting from increased short-term market interest rates.

	For the Year Ended December 31,
	2017	2016	Change
	(Dollars in thousands)
Average interest-earning assets	$8,016,311	$7,249,090	$767,221
Interest income	$329,044	$293,736	$35,308
Interest income (FTE) (1)	$340,810	$305,164	$35,646
Yield on interest-earning assets	4.10%	4.05%	5	bps
Yield on interest-earning assets (FTE) (1)	4.25%	4.21%	4	bps
Average interest-bearing liabilities	$6,262,536	$5,600,174	$662,362
Interest expense	$50,037	$29,770	$20,267
Cost of interest-bearing liabilities	0.80%	0.53%	27	bps
Cost of funds	0.62%	0.41%	21	bps
Net interest income	$279,007	$263,966	$15,041
Net interest income (FTE) (1)	$290,773	$275,394	$15,379
Net interest margin	3.48%	3.64%	(16)	bps
Net interest margin (FTE) (1)	3.63%	3.80%	(17)	bps
  (1) Refer to section "Non-GAAP Measures" included within this Item 7

For the year ended December 31, 2017, net interest income was $279.0 million, an increase of $15.0 million from 2016. For the year ended December 31, 2017, tax-equivalent net interest income was $290.8 million, an increase of $15.4 million from the prior year, primarily driven by higher average loan balances. Net accretion related to acquisition accounting increased $1.3 million from $5.7 million in 2016 to $7.0 million in 2017. For the year ended December 31, 2017, net interest margin decreased by 16 basis points and tax-equivalent net interest margin decreased by 17 bps compared to 2016. The net declines in these margin measures were primarily driven by the 21 bps increase in cost of funds, partially offset by the increase in interest-earning asset yields. The increase in the cost of funds was primarily attributable to the subordinated notes that the Company issued in the fourth quarter of 2016 as well as increased interest-bearing deposit and short-term borrowing rates.

The following table shows interest income on interest-earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the years indicated (dollars in thousands):
AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
Assets:
Securities:
Taxable	$1,229,038	$36,851	3.00%	$761,994	$20,305	2.66%	$754,287	$18,319	2.43%
Tax-exempt	647,980	25,262	3.90%	468,111	21,852	4.67%	448,405	21,216	4.73%
Total securities	1,877,018	62,113	3.31%	1,230,105	42,157	3.43%	1,202,692	39,535	3.29%
Loans, net (3) (4)	9,584,785	471,768	4.92%	6,701,101	296,958	4.43%	5,956,125	264,197	4.44%
Other earning assets	159,090	3,100	1.95%	85,105	1,695	1.99%	90,273	1,432	1.59%
Total earning assets	11,620,893	$536,981	4.62%	8,016,311	$340,810	4.25%	7,249,090	$305,164	4.21%
Allowance for loan losses	(41,218)			(38,014)			(36,034)
Total non-earning assets	1,601,934			841,845			833,249
Total assets	$13,181,609			$8,820,142			$8,046,305
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$4,898,764	$32,222	0.66%	$3,396,552	$11,892	0.35%	$2,952,625	$6,327	0.21%
Regular savings	640,337	847	0.13%	565,901	643	0.11%	592,215	850	0.14%
Time deposits (5)	2,078,073	26,267	1.26%	1,271,649	13,571	1.07%	1,177,732	10,554	0.90%
Total interest-bearing deposits	7,617,174	59,336	0.78%	5,234,102	26,106	0.50%	4,722,572	17,731	0.38%
Other borrowings (6)	1,489,542	42,761	2.87%	1,028,434	23,931	2.33%	877,602	12,039	1.37%
Total interest-bearing liabilities	9,106,716	$102,097	1.12%	6,262,536	$50,037	0.80%	5,600,174	$29,770	0.53%
Noninterest-bearing liabilities:
Demand deposits	2,100,489			1,467,373			1,388,216
Other liabilities	111,189			59,386			63,130
Total liabilities	11,318,394			7,789,295			7,051,520
Stockholders' equity	1,863,215			1,030,847			994,785
Total liabilities and stockholders' equity	$13,181,609			$8,820,142			$8,046,305
Net interest income		$434,884			$290,773			$275,394
Interest rate spread			3.50%			3.45%			3.68%
Cost of funds			0.88%			0.62%			0.41%
Net interest margin			3.74%			3.63%			3.80%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016.
(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $17.1 million, $6.8 million, and $5.2 million for the years ended December 31, 2018, 2017, and 2016, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on certificates of deposits includes $2.6 million, $0, and $0 for the years ended December 31, 2018, 2017, and 2016, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Interest expense on borrowings includes ($506,000), $170,000, and $458,000 for the years ended December 31, 2018, 2017, and 2016 in accretion (amortization) of the fair market value adjustments related to acquisitions.

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

	2018 vs. 2017 Increase (Decrease) Due to Change in:			2017 vs. 2016 Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$13,740	$2,806	$16,546	$189	$1,797	$1,986
Tax-exempt	7,428	(4,018)	3,410	923	(287)	636
Total securities	21,168	(1,212)	19,956	1,112	1,510	2,622
Loans, net (1)	139,042	35,768	174,810	33,014	(253)	32,761
Other earning assets	1,443	(38)	1,405	(86)	349	263
Total earning assets	$161,653	$34,518	$196,171	$34,040	$1,606	$35,646
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Transaction and money market accounts	$6,808	$13,522	$20,330	$1,067	$4,498	$5,565
Regular savings	90	114	204	(36)	(171)	(207)
Time deposits (2)	9,835	2,861	12,696	889	2,128	3,017
Total interest-bearing deposits	16,733	16,497	33,230	1,920	6,455	8,375
Other borrowings (3)	12,378	6,452	18,830	2,354	9,538	11,892
Total interest-bearing liabilities	29,111	22,949	52,060	4,274	15,993	20,267
Change in net interest income	$132,542	$11,569	$144,111	$29,766	$(14,387)	$15,379
(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $10.4 million and $1.6 million for the 2018 vs. 2017 and 2017 vs. 2016 change, respectively.
(2) The rate-related change in interest expense on deposits includes the impact of higher accretion of the acquisition-related fair market value adjustments of $2.6 million for the 2018 vs. 2017 change; there was no impact on accretion impact on the 2017 vs. 2016 change.
(3) The rate-related change in interest expense on other borrowings includes the impact of lower accretion of the acquisition-related fair market value adjustments of $676,000 and $288,000 for the 2018 vs. 2017 and 2017 vs. 2016 change, respectively.
The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for 2016, 2017, 2018, and the remaining estimated net accretion are reflected in the following table (dollars in thousands):

	Loans Accretion	Deposit Accretion	Borrowings Accretion (Amortization)	Total
For the year ended December 31, 2016	$5,218	$—	$458	$5,676
For the year ended December 31, 2017	6,784	—	170	6,954
For the year ended December 31, 2018	17,145	2,553	(506)	19,192
For the years ending (estimated) (1):
2019	10,538	1,170	(660)	11,048
2020	8,130	284	(734)	7,680
2021	6,614	108	(805)	5,917
2022	4,984	21	(827)	4,178
2023	2,996	—	(850)	2,146
Thereafter	10,550	—	(11,633)	(1,083)
(1) Estimated net accretion only includes accretion for the previously completed acquisitions completed prior to December 31,2018. The accretion effects of the Access Merger are not included in the information above.

Noninterest Income

The following tables exclude discontinued operations. Refer to Note 18 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data", of this Form 10-K for further discussion regarding discontinued operations.

	For the Year Ended December 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$25,439	$18,850	$6,589	35.0%
Other service charges, commissions and fees	5,603	4,593	1,010	22.0%
Interchange fees, net	18,803	14,974	3,829	25.6%
Fiduciary and asset management fees	16,150	11,245	4,905	43.6%
Gains (losses) on securities transactions, net	383	800	(417)	(52.1)%
Bank owned life insurance income	7,198	6,144	1,054	17.2%
Loan-related interest rate swap fees	3,554	3,051	503	16.5%
Gain on Shore Premier sale	19,966	—	19,966	—%
Other operating income	7,145	2,772	4,373	157.8%
Total noninterest income	$104,241	$62,429	$41,812	67.0%

For the year ended December 31, 2018, noninterest income increased $41.8 million, or 67.0%, to $104.2 million, from $62.4 million for the year ended December 31, 2017, primarily driven by the net gain on the Shore Premier sale of $20.0 million. Customer-related fee income increased by $11.4 million primarily due to increases in overdraft and debit card interchange fees related to the acquisition of Xenith; fiduciary and asset management fees were $4.9 million higher primarily due to the acquisitions of DHFB and OAL in the second and third quarter of 2018, respectively; BOLI increased $1.1 million primarily due to death benefit proceeds received in 2018; and the increase in other operating income was primarily driven by insurance proceeds of approximately $976,000 and higher income from Bankers Insurance Group.

	For the Year Ended December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$18,850	$18,168	$682	3.8%
Other service charges, commissions and fees	4,593	4,445	148	3.3%
Interchange fees, net	14,974	14,058	916	6.5%
Fiduciary and asset management fees	11,245	10,199	1,046	10.3%
Gains (losses) on securities transactions, net	800	205	595	290.2%
Bank owned life insurance income	6,144	5,513	631	11.4%
Loan-related interest rate swap fees	3,051	4,254	(1,203)	(28.3)%
Other operating income	2,772	3,007	(235)	(7.8)%
Total noninterest income	$62,429	$59,849	$2,580	4.3%

For the year ended December 31, 2017, noninterest income increased $2.6 million, or 4.3%, to $62.4 million, from $59.8 million for the year ended December 31, 2016. Customer-related fee income increased by $1.7 million primarily due to increases in overdraft and debit card interchange fees; fiduciary and asset management fees were $1.0 million higher due to the acquisition of ODCM in the second quarter of 2016; BOLI increased $631,000 primarily due to death benefit proceeds received in 2017; and gains on sales of securities were $595,000 higher, in each case as compared to the year ended December 31, 2016. These increases were partially offset by lower loan-related swap fees of $1.2 million.

Noninterest Expense

The following tables exclude discontinued operations. Refer to Note 18 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data", of this Form 10-K for further discussion regarding discontinued operations.

	For the Year Ended December 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$159,378	$115,968	$43,410	37.4%
Occupancy expenses	25,368	18,558	6,810	36.7%
Furniture and equipment expenses	11,991	10,047	1,944	19.3%
Printing, postage, and supplies	4,650	4,901	(251)	(5.1)%
Communications expense	3,898	3,304	594	18.0%
Technology and data processing	18,397	16,132	2,265	14.0%
Professional services	10,283	7,767	2,516	32.4%
Marketing and advertising expense	10,043	7,795	2,248	28.8%
FDIC assessment premiums and other insurance	6,644	4,048	2,596	64.1%
Other taxes	11,542	8,087	3,455	42.7%
Loan-related expenses	7,206	4,733	2,473	52.3%
OREO and credit-related expenses	4,131	3,764	367	9.8%
Amortization of intangible assets	12,839	6,088	6,751	110.9%
Training and other personnel costs	4,259	3,843	416	10.8%
Merger-related costs	39,728	5,393	34,335	NM
Other expenses	7,410	5,240	2,170	41.4%
Total noninterest expense	$337,767	$225,668	$112,099	49.7%
NM - Not meaningful

For the year ended December 31, 2018, noninterest expense increased $112.1 million, or 49.7%, to $337.8 million, from $225.7 million for the year ended December 31, 2017. Excluding merger-related costs of $39.7 million and $5.4 million for the years ended December 31, 2018 and December 31, 2017, respectively, operating noninterest expense for the year ended December 31, 2018 increased $77.8 million, or 35.3% compared to the same period in 2017, primarily driven by the acquisitions of Xenith, DHFB and OAL. Salaries and benefits expenses increased $43.4 million primarily due to the Xenith acquisition. Marketing and advertising expense increased $2.2 million due to building brand awareness of the combined companies and increased sponsorships and advertising for new programs and products.

	For the Year Ended December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$115,968	$110,521	$5,447	4.9%
Occupancy expenses	18,558	18,502	56	0.3%
Furniture and equipment expenses	10,047	9,814	233	2.4%
Printing, postage, and supplies	4,901	4,610	291	6.3%
Communications expense	3,304	3,744	(440)	(11.8)%
Technology and data processing	16,132	15,032	1,100	7.3%
Professional services	7,767	8,051	(284)	(3.5)%
Marketing and advertising expense	7,795	7,756	39	0.5%
FDIC assessment premiums and other insurance	4,048	5,406	(1,358)	(25.1)%
Other taxes	8,087	5,448	2,639	48.4%
Loan-related expenses	4,733	4,168	565	13.6%
OREO and credit-related expenses	3,764	2,600	1,164	44.8%
Amortization of intangible assets	6,088	7,210	(1,122)	(15.6)%
Training and other personnel costs	3,843	3,359	484	14.4%
Merger-related expenses	5,393	—	5,393	—%
Other expenses	5,240	6,869	(1,629)	(23.7)%
Total noninterest expense	$225,668	$213,090	$12,578	5.9%

For the year ended December 31, 2017, noninterest expense increased $12.6 million, or 5.9%, to $225.7 million, from $213.1 million for the year ended December 31, 2016. Excluding merger-related costs of $5.4 million, operating noninterest expense for the year ended December 31, 2017 increased $7.2 million, or 3.4%, from the year ended December 31, 2016. Salaries and benefits expense increased $5.4 million primarily related to annual merit adjustments; increases in benefits and equity-based compensation; and increased expenses related to investments in the Company's growth, including the acquisition of ODCM. The increase in other taxes was partially offset by the decrease in FDIC expenses, including assessment premiums and other insurance, due to the impact of the issuance of the subordinated notes in the fourth quarter of 2016. The remaining increase in other taxes was primarily related to a nonrecurring reduction in expenses of approximately $900,000 related to the Company's investment in a historic rehabilitation project that was completed, and the related historic tax credits realized, in the third quarter of 2016. OREO and credit-related expenses increased $1.2 million primarily due to higher valuation adjustments as well as losses on sales of properties compared to gains in 2016. During the fourth quarter of 2017, the Company entered into a contract to sell a long-held property that includes developed residential lots, a golf course, and undeveloped land and as a result recorded a valuation adjustment of $980,000. Technology and data processing costs increased $1.1 million, mostly due to higher software maintenance and online banking costs due to increased customer activity compared to 2016. These increases were partially offset by lower intangible amortization expense of $1.1 million and declines in communication expenses of $440,000.

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

On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act permanently reduced the corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, companies were required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017. During 2017, the Company recorded $6.1 million in additional tax expense based on the Company's analysis of the impact of the Tax Act.

The Bank is not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and have generated losses for state income tax purposes. Based on its latest analysis, at December 31, 2018, management concluded that it is more likely than not that the Company would be able to fully realize its deferred tax asset related to net operating losses generated at the state level and adjusted the valuation allowance accordingly. State net operating loss carryovers will begin to expire after 2026.

The effective tax rate for the years ended December 31, 2018, 2017, and 2016 was 16.7%, 31.2%, and 25.5%, respectively. The changes in the effective tax rate in 2018 and 2017 were due primarily to the impact of the Tax Act.

BALANCE SHEET
The following information excludes discontinued operations. Refer to Note 18 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data", of this Form 10-K for further discussion regarding discontinued operations.

Assets
At December 31, 2018, total assets were $13.8 billion, an increase of $4.5 billion, from $9.3 billion at December 31, 2017. The increase in assets was primarily related to the acquisition of Xenith and loan growth.

On January 1, 2018, the Company completed its acquisition of Xenith. Below is a summary of the transaction and related impact on the Company's Consolidated Balance Sheet.
• The fair value of assets acquired equaled $3.2 billion, and the fair value of liabilities assumed equaled $2.9 billion.
• Loans held for investment acquired totaled $2.5 billion with a fair value of $2.5 billion.
• Total deposits assumed totaled $2.5 billion with a fair value of $2.6 billion.
• Total goodwill arising from the transaction equaled $423.8 million.
• Core deposit intangibles acquired totaled $38.5 million.

Loans held for investment, net of deferred fees and costs, were $9.7 billion at December 31, 2018, an increase of $2.6 billion, or 36.1%, from December 31, 2017. On a pro forma basis, including Xenith loans and the impact of Shore Premier, loans held for investment increased $120.8 million from January 1, 2018, primarily due to the Shore Premier sale and the sale of consumer home improvement loans that had been originated through a third-party lending program. Loans held for investment grew $683.9 million, or 7.6% from January 1, 2018. Average loan balances increased $2.6 billion in 2018, or 37.3%, from 2017. The increase from prior year was primarily due to the Xenith acquisition. For additional information on the Company’s loan activity, please refer to section “Loan Portfolio” included within this Item 7 and Note 4 “Loans and Allowance for Loan Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Liabilities and Stockholders’ Equity
At December 31, 2018, total liabilities were $11.8 billion, an increase of $3.5 billion, from $8.3 billion at December 31, 2017.

Total deposits at December 31, 2018 were $10.0 billion, an increase of $3.0 billion, or 42.6%, when compared to $7.0 billion at December 31, 2017. On a pro-forma basis, including Xenith deposits, deposits grew $429.6 million, or 4.5%, from January 1, 2018. Average deposit balances increased $3.0 billion, or 43.1%, from 2017. The increase from prior year was primarily due to the Xenith acquisition and the Company's continued growth in low cost deposit accounts, specifically demand deposits and money market accounts. The increase in low cost deposit accounts is driven by the Company’s focus on acquiring low cost funding sources and customer preference for liquidity in response to current market conditions. For additional information on this topic, see section “Deposits” included within this Item 7.

Total borrowings at December 31, 2018 were $1.8 billion, an increase of $536.9 million, or 44.0%, when compared to $1.2 billion at December 31, 2017. The increase was primarily driven by increases in FHLB borrowings of $483.6 million. For additional information on the Company’s borrowing activity, please refer to Note 8 “Borrowings” in the “Notes to Consolidated Financial Statements” contained in Item 8 ""Financial Statements and Supplementary Data" of this Form 10-K.

At December 31, 2018, stockholders’ equity was $1.9 billion, an increase of $878.3 million from December 31, 2017. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes. The following table summarizes the Company’s regulatory capital ratios for the periods ended December 31, (dollars in thousands):

	2018	2017
Common equity Tier 1 capital ratio	9.93%	9.04%
Tier 1 capital ratio	11.09%	10.14%
Total capital ratio	12.88%	12.43%
Common equity to total assets	13.98%	11.23%
Tangible common equity to tangible assets (1)	8.84%	8.14%
(1) Refer to Item 7 section "Non-GAAP Measures" included within this item 7

During 2018, the Company declared and paid cash dividends of $0.88 per share, an increase of $0.07 per share, or 8.6%, over cash dividends paid in 2017.
Securities

At December 31, 2018, the Company had total investments in the amount of $2.4 billion, or 17.4% of total assets, as compared to $1.2 billion, or 13.4% of total assets, at December 31, 2017. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are investment grade. During the fourth quarter of 2018, the Company entered into a swap agreement to hedge the interest rate on a portion of its fixed rate available for sale securities. For information regarding the hedge transaction related to available for sale securities, see Note 10, "Derivatives" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

The table below sets forth a summary of the securities available for sale, securities held to maturity, and restricted stock for the following periods (dollars in thousands):

	December 31, 2018	December 31, 2017
Available for Sale:
Obligations of states and political subdivisions	$468,491	$301,824
Corporate bonds	167,696	113,880
Mortgage-backed securities	1,129,865	548,858
Other securities	8,769	9,660
Total securities available for sale, at fair value	1,774,821	974,222
Held to Maturity:
Obligations of states and political subdivisions, at carrying value	492,272	199,639
Restricted Stock:
Federal Reserve Bank stock	52,576	27,558
FHLB stock	72,026	47,725
Total restricted stock, at cost	124,602	75,283
Total investments	$2,391,695	$1,249,144

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized for the years ended December 31, 2018 and 2017. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers included in mortgage-backed securities may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of December 31, 2018 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Mortgage backed securities:
Amortized cost	$29	$156,830	$91,347	$889,828	$1,138,034
Fair value	$29	$154,387	$89,433	$886,016	$1,129,865
Weighted average yield (1)	3.73	2.30	2.40	3.12	2.95

Obligations of states and political subdivisions:
Amortized cost	$16,355	$29,194	$42,994	$378,045	$466,588
Fair value	$16,491	$29,667	$43,527	$378,806	$468,491
Weighted average yield (1)	5.10	4.15	4.05	3.64	3.76

Corporate bonds and other securities:
Amortized cost	$6,269	$4,979	$83,870	$81,212	$176,330
Fair value	$6,269	$4,945	$84,344	$80,907	$176,465
Weighted average yield (1)	2.11	3.65	4.54	3.40	3.90

Total securities available for sale:
Amortized cost	$22,653	$191,003	$218,211	$1,349,085	$1,780,952
Fair value	$22,789	$188,999	$217,304	$1,345,729	$1,774,821
Weighted average yield (1)	4.27	2.62	3.55	3.28	3.26
(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of securities held to maturity at carrying value and their weighted average yields as of December 31, 2018 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Obligations of states and political subdivisions:
Carrying Value	$—	$3,893	$3,480	$484,899	$492,272
Fair value	$—	$3,900	$3,507	$492,094	$499,501
Weighted average yield (1)	—	2.31	2.64	4.12	4.09
 (1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of December 31, 2018, the Company maintained a diversified municipal bond portfolio with approximately 61% of its holdings in general obligation issues and the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 17%; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $9.7 billion and $7.1 billion at December 31, 2018 and 2017, respectively. Commercial real estate - non-owner occupied loans continue to represent the Company’s largest category, comprising 25.4% of the total loan portfolio at December 31, 2018.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of December 31, (dollars in thousands):

	2018		2017		2016		2015		2014
Construction and Land Development	$1,194,821	12.3%	$948,791	13.3%	$751,131	11.9%	$749,720	13.2%	$656,380	12.3%
Commercial Real Estate - Owner Occupied	1,337,345	13.8%	943,933	13.2%	857,805	13.6%	860,086	15.2%	869,200	16.3%
Commercial Real Estate - Non-Owner Occupied	2,467,410	25.4%	1,713,659	24.0%	1,564,295	24.8%	1,270,480	22.3%	1,183,514	22.0%
Multifamily Real Estate	548,231	5.6%	357,079	5.0%	334,276	5.3%	322,528	5.7%	297,366	5.6%
Commercial & Industrial	1,317,135	13.6%	612,023	8.6%	551,526	8.7%	435,365	7.7%	374,096	7.0%
Residential 1-4 Family - Commercial	713,750	7.3%	612,395	8.6%	551,636	8.7%	517,063	9.2%	508,503	9.5%
Residential 1-4 Family - Mortgage	600,578	6.2%	485,690	6.8%	477,911	7.6%	461,406	8.1%	474,571	8.9%
Auto	301,943	3.1%	282,474	4.0%	262,071	4.2%	234,061	4.1%	207,813	3.9%
HELOC	613,383	6.3%	537,521	7.5%	526,884	8.4%	516,726	9.1%	523,341	9.8%
Consumer	379,694	3.9%	408,667	5.7%	278,549	4.4%	169,903	3.0%	125,313	2.3%
Other Commercial	241,917	2.5%	239,320	3.3%	150,976	2.4%	134,124	2.4%	125,899	2.4%
Total loans held for investment	$9,716,207	100.0%	$7,141,552	100.0%	$6,307,060	100.0%	$5,671,462	100.0%	$5,345,996	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of December 31, 2018 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Construction and Land Development	$1,194,821	$567,346	$356,970	$289,810	$67,160	$270,505	$211,573	$58,932
Commercial Real Estate - Owner Occupied	1,337,345	160,235	298,962	59,819	239,143	878,148	600,108	278,040
Commercial Real Estate - Non-Owner Occupied	2,467,410	252,925	882,486	390,913	491,573	1,331,999	996,827	335,172
Multifamily Real Estate	548,231	39,765	224,044	110,156	113,888	284,422	258,886	25,536
Commercial & Industrial	1,317,135	426,303	527,440	437,448	89,992	363,392	261,907	101,485
Residential 1-4 Family - Commercial	713,750	102,873	96,286	12,815	83,471	514,591	407,804	106,787
Residential 1-4 Family - Mortgage	600,578	11,197	300,784	6,203	294,581	288,597	21,895	266,702
Auto	301,943	2,663	4	4	—	299,276	154,437	144,839
HELOC	613,383	51,678	555,051	96,695	458,356	6,654	1,207	5,447
Consumer	379,694	5,226	14,883	13,005	1,878	359,585	247,414	112,171
Other Commercial	241,917	48,965	84,322	7,701	76,621	108,630	46,440	62,190
Total loans held for investment	$9,716,207	$1,669,176	$3,341,232	$1,424,569	$1,916,663	$4,705,799	$3,208,498	$1,497,301

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at December 31, 2018, the largest components of the Company’s loan portfolio consisted of commercial real estate, commercial & industrial, and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview
At December 31, 2018, the Company had higher levels of NPAs compared to December 31, 2017, due to the increase in nonaccrual loan levels, nearly half of which related to four unrelated credit relationships that were classified as nonaccrual during the second and third quarters of 2018. Foreclosed properties increased compared to 2017 due to acquired foreclosed properties, which was partially offset by higher proceeds from sales of foreclosed property. Past due loan levels increased from 2017 primarily due to a seasonal increase related to residential 1-4 family loans that were 30 days past due as of year-end of which the majority subsequently became current.

Net charge-offs increased for the year ended December 31, 2018 compared to 2017 due to higher consumer loan net charge-offs. The provision for loan losses for the year ended December 31, 2018 and the allowance for loan losses at December 31, 2018 increased from 2017 primarily due to loan growth.

The Company believes that its continued proactive efforts to effectively manage its loan portfolio have contributed to the sustained historically low levels of NPAs. Efforts include identifying existing problem credits as well as generating new business relationships. Through early identification and diligent monitoring of specific problem credits where the uncertainty has been realized, or conversely, has been reduced or eliminated, the Company’s management has been able to quantify the credit risk in its loan portfolio, adjust collateral dependent credits to appropriate reserve levels, and further identify those credits that are not recoverable. The Company continues to refrain from originating or purchasing loans from foreign entities. The Company selectively originates loans to higher risk borrowers. The Company’s loan portfolio generally does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans or mortgage loans with initial teaser rates, which are all considered higher risk instruments.

The accompanying consolidated financial statements, notes, and Management's Discussion and Analysis reflect reclassification of certain prior period amounts to conform to the current period presentation. The Company historically presented former bank premises and foreclosed properties as OREO; however, during the current year the Company segregated former bank premises and foreclosed properties due to the distinct differences underlying these assets. Foreclosed properties and former bank premises have been reclassified to "Other Assets" within the Company's Consolidated Balance Sheet for all periods presented. In addition, the Company no longer includes former bank premises when discussing non-performing assets when discussing asset quality. This reclassification was not material to the audited consolidated financial statements or the Management's Discussion and Analysis.

Nonperforming Assets
At December 31, 2018, NPAs totaled $33.7 million, an increase of $6.7 million, or 24.7%, from December 31, 2017. NPAs as a percentage of total outstanding loans decreased 3 bps to 0.35% from 0.38% at the end of the prior year. The decrease is due to the growth in the loan portfolio out pacing the growth of NPAs. All nonaccrual and past due metrics discussed below exclude PCI loans, which aggregated $90.2 million (net of fair value mark of $23.3 million) at December 31, 2018.

The following table shows a summary of asset quality balances and related ratios as of and for the years ended December 31, (dollars in thousands):

	2018	2017	2016	2015	2014
Nonaccrual loans, excluding PCI loans	$26,953	$21,743	$9,973	$11,936	$19,255
Foreclosed properties	6,722	5,253	7,430	11,994	23,058
Total NPAs	33,675	26,996	17,403	23,930	42,313
Loans past due 90 days and accruing interest	8,856	3,532	3,005	5,829	10,047
Total NPAs and loans past due 90 days and accruing interest	$42,531	$30,528	$20,408	$29,759	$52,360
Performing TDRs	$19,201	$14,553	$13,967	$10,780	$22,829
PCI loans	90,221	39,021	59,292	73,737	105,788
Balances
Allowance for loan losses	$41,045	$38,208	$37,192	$34,047	$32,384
Average loans, net of deferred fees and costs	9,584,785	6,701,101	5,956,125	5,487,367	5,235,471
Loans, net of deferred fees and costs	9,716,207	7,141,552	6,307,060	5,671,462	5,345,996

Ratios
NPAs to total loans	0.35%	0.38%	0.28%	0.42%	0.79%
NPAs & loans 90 days past due to total loans	0.44%	0.43%	0.32%	0.52%	0.98%
NPAs to total loans & foreclosed property	0.35%	0.38%	0.28%	0.42%	0.79%
NPAs & loans 90 days past due to total loans & foreclosed property	0.44%	0.43%	0.32%	0.52%	0.98%
ALL to nonaccrual loans	152.28%	175.73%	372.93%	285.25%	168.18%
ALL to nonaccrual loans & loans 90 days past due	114.62%	151.17%	286.58%	191.65%	110.52%

Nonperforming assets at December 31, 2018 included $27.0 million in nonaccrual loans, a net increase of $5.2 million from the prior year. The following table shows the activity in nonaccrual loans for the years ended December 31, (dollars in thousands):

	2018	2017	2016	2015	2014
Beginning Balance	$21,743	$9,973	$11,936	$19,255	$15,035
Net customer payments	(9,642)	(7,976)	(7,159)	(10,240)	(8,053)
Additions	21,441	27,985	13,171	12,517	20,961
Charge-offs	(4,148)	(6,782)	(4,418)	(7,064)	(2,732)
Loans returning to accruing status	(2,021)	(609)	(2,390)	(1,497)	(3,492)
Transfers to foreclosed property	(420)	(848)	(1,167)	(1,035)	(2,464)
Ending Balance	$26,953	$21,743	$9,973	$11,936	$19,255
Nonaccrual loans to total loans	0.28%	0.30%	0.16%	0.21%	0.36%

The majority of the nonaccrual additions related to construction loans, commercial real estate loans, and mortgages.

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the ALL expressed as a percentage of nonaccrual loans, at the years ended December 31, (dollars in thousands):

	2018	2017	2016	2015	2014
Construction and Land Development	$8,018	$5,610	$2,037	$2,113	$3,419
Commercial Real Estate - Owner Occupied	3,636	2,708	794	3,904	1,060
Commercial Real Estate - Non-owner Occupied	1,789	2,992	—	100	5,903
Commercial & Industrial	1,524	316	124	429	2,754
Residential 1-4 Family - Commercial	2,481	1,085	1,071	1,566	2,660
Residential 1-4 Family - Mortgage	7,276	6,269	4,208	1,997	2,484
Auto	576	413	169	192	—
HELOC	1,518	2,075	1,279	1,348	604
Consumer and all other	135	275	291	287	371
Total	$26,953	$21,743	$9,973	$11,936	$19,255
Coverage Ratio	152.28%	175.73%	372.93%	285.25%	168.18%

Nonperforming assets at December 31, 2018 also included $6.7 million in foreclosed property, an increase of $1.5 million, or 28.0%, from the prior year. The following table shows the activity in foreclosed property for the years ended December 31, (dollars in thousands):

	2018	2017	2016	2015	2014
Beginning Balance	$5,253	$7,430	$11,994	$23,058	$34,116
Additions of foreclosed property	924	1,078	2,062	2,378	5,991
Acquisitions of foreclosed property(1)	4,042	—	—	—	4,319
Capitalized Improvements	—	—	—	308	686
Valuation Adjustments	(1,324)	(1,552)	(1,017)	(6,002)	(7,646)
Proceeds from sales	(2,439)	(1,676)	(5,707)	(7,929)	(13,639)
Gains (losses) from sales	266	(27)	98	181	(769)
Ending Balance	$6,722	$5,253	$7,430	$11,994	$23,058
 (1)Includes subsequent measurement period adjustments.

During 2018, the majority of sales of foreclosed property were primarily related to land, residential real estate, and developed lots.

The following table presents the composition of the foreclosed property portfolio at the years ended December 31, (dollars in thousands):

	2018	2017	2016	2015	2014
Land	$2,306	$2,755	$3,328	$5,731	$8,726
Land Development	2,809	1,045	2,379	2,918	7,162
Residential Real Estate	1,204	1,314	1,549	2,601	5,736
Commercial Real Estate	403	139	174	744	1,434
Total	$6,722	$5,253	$7,430	$11,994	$23,058

Past Due Loans
At December 31, 2018, past due loans still accruing interest totaled $61.9 million, or 0.64% of total loans, an increase from $27.8 million, or 0.39% of total loans as of December 31, 2017. Of the total past due loans still accruing interest, $8.9 million, or 0.09% of total loans, were loans past due 90 days or more at December 31, 2018, compared to $3.5 million, or 0.05% of total loans, at December 31, 2017. The increase from 2017 was primarily due to a seasonal increase related to residential 1-4 family loans that were 30 days past due as of year-end of which the majority subsequently became current.

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

The total recorded investment in TDRs as of December 31, 2018 was $26.6 million, an increase of $9.2 million, or 52.8%, from $17.4 million at December 31, 2017. Of the $26.6 million of TDRs at December 31, 2018, $19.2 million, or 72.2%, were considered performing while the remaining $7.4 million were considered nonperforming. Of the $17.4 million of TDRs at December 31, 2017, $14.6 million, or 83.6%, were considered performing while the remaining $2.8 million were considered nonperforming. Loans are removed from TDR status in accordance with the established policy described in Note 1 “Summary of Significant Accounting Policies” in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Net Charge-offs
For the year ended December 31, 2018, net charge-offs of loans were $11.1 million, or 0.12% of total average loans, compared to $10.1 million, or 0.15%, for the year ended December 31, 2017. The majority of net charge-offs in 2018 were related to consumer and construction loans.

Provision for Loan Losses
The provision for loan losses for the year ended December 31, 2018 was $14.1 million, an increase of $3.0 million, or 26.7%, from the prior year. The increase in provision for loan losses in the current year compared to the prior year was primarily driven by higher loan balances.

Allowance for Loan Losses
The ALL increased $2.8 million from December 31, 2017 to $41.0 million at December 31, 2018 primarily due to loan growth during the year. The ALL as a percentage of the total loan portfolio was 0.42% at December 31, 2018, compared to 0.54% at December 31, 2017. The decline in the allowance ratio was primarily attributable to the acquisition of Xenith on January 1, 2018. In acquisition accounting, there is no carryover of previously established allowance for loan losses.

The current level of the ALL reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the ALL.

The following table summarizes activity in the ALL during the years ended December 31, (dollars in thousands):

	2018	2017	2016	2015	2014
Balance, beginning of year	$38,208	$37,192	$34,047	$32,384	$30,135
Loans charged-off:
Commercial	833	2,277	1,920	2,361	1,557
Real estate	5,042	5,486	4,125	7,158	5,855
Consumer	10,355	5,547	2,510	2,016	1,608
Total loans charged-off	16,230	13,310	8,555	11,535	9,020
Recoveries:
Commercial	534	483	483	958	316
Real estate	2,461	1,130	1,781	2,154	2,314
Consumer	2,173	1,642	761	815	839
Total recoveries	5,168	3,255	3,025	3,927	3,469
Net charge-offs	11,062	10,055	5,530	7,608	5,551
Provision for loan losses - continuing operations	14,084	11,117	8,458	9,150	7,800
Provision for loan losses - discontinued operations	(185)	(46)	217	121	—
Balance, end of year	$41,045	$38,208	$37,192	$34,047	$32,384
ALL to loans	0.42%	0.54%	0.59%	0.60%	0.61%
Net charge-offs to average loans	0.12%	0.15%	0.09%	0.14%	0.11%
Provision to average loans	0.15%	0.17%	0.15%	0.17%	0.15%

The following table shows the ALL by loan segment and the percentage of the loan portfolio that the related ALL covers as of December 31, (dollars in thousands):

	2018		2017		2016		2015		2014
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$7,636	13.6%	$4,552	8.6%	$4,627	8.7%	$3,163	7.7%	$2,610	7.0%
Real estate	24,821	76.9%	28,597	78.4%	29,441	80.3%	27,537	82.8%	26,408	84.4%
Consumer	8,588	9.5%	5,059	13.0%	3,124	11.0%	3,347	9.5%	3,366	8.6%
Total	$41,045	100.0%	$38,208	100.0%	$37,192	100.0%	$34,047	100.0%	$32,384	100.0%
(1)The percent represents the loan balance divided by total loans.

Deposits

As of December 31, 2018, total deposits were $10.0 billion, an increase of $3.0 billion, or 42.6%, compared to December 31, 2017. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $2.1 billion accounted for 26.5% of total interest-bearing deposits at December 31, 2018.

The following table presents the deposit balances by major category as of December 31 (dollars in thousands):

	2018		2017
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Non-interest bearing	$2,094,607	21.0%	$1,502,208	21.5%
NOW accounts	2,288,523	23.0%	1,929,416	27.6%
Money market accounts	2,875,301	28.8%	1,685,174	24.1%
Savings accounts	622,823	6.2%	546,274	7.8%
Time deposits of $100,000 and over (1)	1,067,181	10.7%	624,112	8.9%
Other time deposits	1,022,525	10.3%	704,534	10.1%
Total Deposits	$9,970,960	100.0%	$6,991,718	100.0%
 (1) Includes time deposits of $250,000 and over of $292,224 and $226,205 as of December 31,2018 and 2017, respectively.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of December 31, 2018 and 2017, there were $188.5 million and $11.0 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets.

Maturities of time deposits as of December 31, 2018 were as follows (dollars in thousands):

Amount
Within 3 Months	$433,492
3 - 12 Months	764,474
Over 12 Months	891,740
Total	$2,089,706

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

In July 2013, the Federal Reserve issued final rules to include technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These capital requirements were phased in over a four-year period. The rules were fully phased in on January 1, 2019, and now require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

Beginning January 1, 2016, the capital conservation buffer requirement began to be phased in at 0.625% of risk-weighted assets, and have increased by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. As of December 31, 2018, the capital conservation buffer was 1.875% of risk-weighted assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Company's trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes. The trust preferred capital notes will phase-out for Tier 1 capital when an acquisition occurs and total assets exceed $15.0 billion.

The table summarizes the Company’s regulatory capital and related ratios for the periods ended December 31, (dollars in thousands):

	2018	2017	2016
Common equity Tier 1 capital	$1,106,871	$737,204	$699,728
Tier 1 capital	1,236,709	826,979	790,228
Tier 2 capital	199,002	186,809	185,917
Total risk-based capital	1,435,711	1,013,788	976,145
Risk-weighted assets	11,146,898	8,157,174	7,200,778

Capital ratios:
Common equity Tier 1 capital ratio	9.93%	9.04%	9.72%
Tier 1 capital ratio	11.09%	10.14%	10.97%
Total capital ratio	12.88%	12.43%	13.56%
Leverage ratio (Tier 1 capital to average assets)	9.71%	9.42%	9.87%
Capital conservation buffer ratio (1)	4.88%	4.14%	4.97%
Common equity to total assets	13.98%	11.23%	11.88%
Tangible common equity to tangible assets (2)	8.84%	8.14%	8.41%
(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company's actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company's capital conservation buffer ratio.
(2) Refer to Item 7 section "Non-GAAP Measures" within this Item 7.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with a maturity date of December 15, 2026. The notes were sold at par, resulting in net proceeds, after discounts and offering expenses, of approximately $148.0 million. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired $8.5 million of fixed interest rate subordinated notes with a maturity date of June 30, 2025. At December 31, 2018, the aggregate carrying value of the subordinated notes was $156.9 million. The subordinated notes are classified as Tier 2 capital for the Company.

Commitments and Off-Balance Sheet Obligations

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s Consolidated Balance Sheets. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. For more information pertaining to these commitments, reference Note 9 “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

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

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, (dollars in thousands):

	2018	2017
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$3,167,085	$2,192,812
Standby letters of credit	167,597	127,435
Total commitments with off-balance sheet risk	$3,334,682	$2,320,247
 (1) Includes unfunded overdraft protection.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2018 (dollars in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$543,500	$25,000	$20,000	$140,000	$358,500
Trust preferred capital notes (1)	150,004	—	—	—	150,004
Operating leases	61,770	11,805	18,334	13,302	18,329
Other short-term borrowings	1,048,600	1,048,600	—	—	—
Repurchase agreements	39,197	39,197	—	—	—
Total contractual obligations	$1,843,071	$1,124,602	$38,334	$153,302	$526,833
(1) Excludes related premium/discount amortization.

For more information pertaining to the previous table, reference Note 5 “Premises and Equipment” and Note 8 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

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

Assumptions used in the model are derived from historical trends and management’s outlook and include loan and deposit growth rates and projected yields and rates. These assumptions may not materialize and unanticipated events and circumstances may occur. The model also does not take into account any future actions of management to mitigate the impact of interest rate changes. Such assumptions are monitored by management and periodically adjusted as appropriate. All maturities, calls, and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage-backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when interest rates change and are reflected in the different rate scenarios.

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances at the period ended December 31, 2018 and 2017 (dollars in thousands):

	Change In Net Interest Income December 31,
	2018		2017
	%	$	%	$
Change in Yield Curve:
+300 bps	8.58	38,997	5.34	16,691
+200 bps	6.26	28,464	3.81	11,905
+100 bps	3.24	14,744	2.11	6,597
Most likely rate scenario	—	—	—	—
-100 bps	(4.38)	(19,892)	(2.70)	(8,430)
-200 bps	(10.03)	(45,583)	(6.78)	(21,181)

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

From a net interest income perspective, the Company was more asset sensitive as of December 31, 2018 compared to its position as of  December 31, 2017. This shift is in part due to the changing market characteristics of certain deposit products and in part due to recent off-balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2018 and 2017 (dollars in thousands):

	Change In Economic Value of Equity December 31,
	2018		2017
	%	$	%	$
Change in Yield Curve:
+300 bps	(5.44)	(142,691)	(2.69)	(40,737)
+200 bps	(3.26)	(85,657)	(1.26)	(19,010)
+100 bps	(1.35)	(35,425)	(0.19)	(2,889)
Most likely rate scenario
-100 bps	(0.90)	(23,496)	(2.23)	(33,689)
-200 bps	(4.80)	(125,969)	(6.34)	(96,010)

As of December 31, 2018, the Company's economic value of equity is more sensitive in a rising interest rate environment compared to its position as of December 31, 2017 due to higher concentrations of longer duration assets and shorter duration liabilities.

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

As of December 31, 2018, liquid assets totaled $4.1 billion, or 29.7%, of total assets, and liquid earning assets totaled $3.9 billion, or 32.1% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of December 31, 2018, approximately $3.6 billion, or 36.8% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $253.2 million, or 10.6% of total securities, are scheduled to mature within one year.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. For additional information and the available balances on various lines of credit, please refer to Note 8 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Items 8 "Financial Statements and Supplementary Data" of this Form 10-K. In addition to lines of credit, the Bank may also borrow additional funds by purchasing certificate of deposits through a nationally recognized network of financial institutions. For additional information and outstanding balances on purchased certificates of deposits, please refer to “Deposits” within this Item 7.

Impact of Inflation and Changing Prices

The Company’s financial statements included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K below have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due to inflation. Inflation affects the Company’s results of operations mainly through increased operating costs, but since nearly all of the Company’s assets and liabilities are monetary in nature, changes in interest rates affect the financial condition of the Company to a greater degree than changes in the rate of inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. The Company’s management reviews pricing of its products and services, in light of current and expected costs due to inflation, to mitigate the inflationary impact on financial performance.

NON-GAAP MEASURES

In reporting the results of December 31, 2018, the Company has provided supplemental performance measures on a tax-equivalent, tangible, and/or operating basis. These measures are a supplement to GAAP used to prepare the Company's financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company's non-GAAP measures may not be comparable to non-GAAP measures of other companies.

Net interest income (FTE), which is used in computing net interest margin (FTE) and efficiency ratio (FTE), provides valuable additional insight into the net interest margin and the efficiency ratio by adjusting for differences in tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing the yield on earning assets. Interest expense and the related cost of interest-bearing liabilities and cost of funds ratios are not affected by the FTE components.

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

The Company believes that ROTCE is a meaningful supplement to GAAP financial measures and useful to investors because it measures the performance of a business consistently across time without regard to whether components of the business were acquired or developed internally. In prior periods, the Company has not added amortization of intangibles, tax effected to net income (GAAP) and operating net income (non-GAAP) when calculating ROTCE and operating ROTCE, respectively. The Company has adjusted its presentation for all periods in this Form 10-K.

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

The information presented excludes discontinued operations. Refer to Note 18 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data", of this Form 10-K for further discussion regarding discontinued operations.

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, (dollars in thousands, except per share amounts):

	2018	2017	2016	2015	2014
Interest Income (FTE)
Interest and Dividend Income (GAAP)	$528,788	$329,044	$293,736	$275,387	$273,140
FTE adjustment	8,195	11,767	11,428	10,463	9,932
Interest and Dividend Income FTE (non-GAAP)	$536,983	$340,811	$305,164	$285,850	$283,072
Average earning assets	$11,620,893	$8,016,311	$7,249,090	$6,713,239	$6,437,681
Yield on interest-earning assets (GAAP)	4.55%	4.10%	4.05%	4.10%	4.24%
Yield on interest-earning assets (FTE) (non-GAAP)	4.62%	4.25%	4.21%	4.26%	4.40%
Net Interest Income (FTE)
Net Interest Income (GAAP)	$426,691	$279,007	$263,966	$250,450	$253,213
FTE adjustment	8,195	11,767	11,428	10,463	9,932
Net Interest Income FTE (non-GAAP)	$434,886	$290,774	$275,394	$260,913	$263,145
Average earning assets	$11,620,893	$8,016,311	$7,249,090	$6,713,239	$6,437,681
Net interest margin (GAAP)	3.67%	3.48%	3.64%	3.73%	3.93%
Net interest margin (FTE) (non-GAAP)	3.74%	3.63%	3.80%	3.89%	4.09%
Tangible Assets
Ending Assets (GAAP)	$13,765,599	$9,315,179	$8,426,793	$7,693,291	$7,358,643
Less: Ending goodwill	727,168	298,528	298,191	293,522	293,522
Less: Ending amortizable intangibles	48,685	14,803	20,602	23,310	31,755
Ending tangible assets (non-GAAP)	$12,989,746	$9,001,848	$8,108,000	$7,376,459	$7,033,366
Tangible Common Equity
Ending equity (GAAP)	$1,924,581	$1,046,329	$1,001,032	$995,367	$977,169
Less: Ending goodwill	727,168	298,528	298,191	293,522	293,522
Less: Ending amortizable intangibles	48,685	14,803	20,602	23,310	31,755
Ending tangible common equity (non-GAAP)	$1,148,728	$732,998	$682,239	$678,535	$651,892
Average equity (GAAP)	$1,863,216	$1,030,847	$994,785	$991,977	$983,727
Less: Average goodwill	725,597	298,240	296,087	293,522	296,870
Less: Average amortizable intangibles	51,347	17,482	22,044	27,384	36,625
Average tangible common equity (non-GAAP)	$1,086,272	$715,125	$676,654	$671,071	$650,232
ROE (GAAP)	7.85%	7.07%	7.79%	6.76%	5.30%
ROTCE (non-GAAP)	14.40%	10.75%	12.14%	10.81%	9.00%
Common equity to assets (GAAP)	13.98%	11.23%	11.88%	12.94%	13.28%
Tangible common equity to tangible assets (non-GAAP)	8.84%	8.14%	8.41%	9.20%	9.27%
Book value per share (GAAP)	$29.34	$24.10	$23.15	$22.38	$21.73
Tangible book value per share (non-GAAP)	$17.51	$16.88	$15.78	$15.25	$14.50
Operating Earnings & EPS
Net Income (GAAP)	$146,248	$72,923	$77,476	$67,079	$52,164
Plus: Merger-related costs, net of tax	32,065	4,405	—	—	13,724
Plus: Nonrecurring tax expenses	—	6,250	—	—	—
Net operating earnings (non-GAAP)	$178,313	$83,578	$77,476	$67,079	$65,888
Weighted average common shares outstanding, diluted	65,908,573	43,779,744	43,890,271	45,138,891	46,130,895
Earnings per common share, diluted (GAAP)	$2.22	$1.67	$1.77	$1.49	$1.13
Operating earnings per common share, diluted (non-GAAP)	$2.71	$1.91	$1.77	$1.49	$1.43

	2018	2017	2016	2015	2014
Operating Performance Metrics
Average assets (GAAP)	$13,181,609	$8,820,142	$8,046,305	$7,492,895	$7,250,494
ROA (GAAP)	1.11%	0.83%	0.96%	0.90%	0.72%
Operating ROA (non-GAAP)	1.35%	0.95%	0.96%	0.90%	0.91%
Average common equity (GAAP)	$1,863,216	$1,030,847	$994,785	$991,977	$983,727
ROE (GAAP)	7.85%	7.07%	7.79%	6.76%	5.30%
Operating ROE (non-GAAP)	9.57%	8.11%	7.79%	6.76%	6.70%
Average tangible common equity (non-GAAP)	$1,086,272	$715,125	$676,654	$671,071	$650,232
ROTCE (non-GAAP)	14.40%	10.75%	12.14%	10.81%	9.00%
Operating ROTCE (non-GAAP)	17.35%	12.24%	12.14%	10.81%	11.11%
Operating Noninterest Expense & Efficiency Ratio
Noninterest expense (GAAP)	$337,767	$225,668	$213,090	$206,310	$222,419
Less: Merger-related costs	39,728	5,393	—	—	20,345
Operating noninterest expense (non-GAAP)	$298,039	$220,275	$213,090	$206,310	$202,074
Net interest income (GAAP)	$426,691	$279,007	$263,966	$250,450	$253,213
Net interest income (FTE) (non-GAAP)	434,886	290,774	275,394	260,913	263,145
Noninterest income (GAAP)	104,241	62,429	59,849	54,993	51,220
Efficiency Ratio (GAAP)	63.62%	66.09%	65.81%	67.54%	73.06%
Operating efficiency ratio (FTE) (non-GAAP)	55.28%	62.36%	63.56%	65.31%	64.28%
ROTCE
Net Income (GAAP)	$146,248	$72,923	$77,476	$67,079	$52,164
Plus: Amortization of intangibles, tax effected	10,143	3,957	4,687	5,489	6,367
Net Income before amortization of intangibles (non-GAAP)	$156,391	$76,880	$82,163	$72,568	$58,531
Average tangible common equity (non-GAAP)	$1,086,272	$715,125	$676,654	$671,071	$650,232
ROTCE (non-GAAP)	14.40%	10.75%	12.14%	10.81%	9.00%
Operating ROTCE
Operating Net Income (GAAP)	$178,313	$83,578	$77,476	$67,079	$65,888
Plus: Amortization of intangibles, tax effected	10,143	3,957	4,687	5,489	6,367
Net Income before amortization of intangibles (non-GAAP)	$188,456	$87,535	$82,163	$72,568	$72,255
Average tangible common equity (non-GAAP)	$1,086,272	$715,125	$676,654	$671,071	$650,232
Operating ROTCE (non-GAAP)	17.35%	12.24%	12.14%	10.81%	11.11%

QUARTERLY RESULTS

The information presented excludes discontinued operations. Refer to Note 18 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data", of this Form 10-K for further discussion regarding discontinued operations.

The following table presents the Company’s quarterly performance for the years ended December 31, 2018 and 2017 (dollars in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
For the Year 2018
Interest and dividend income	$124,379	$132,409	$131,363	$140,636
Interest expense	20,907	24,241	25,400	31,547
Net interest income	103,472	108,168	105,963	109,089
Provision for credit losses	3,524	2,147	3,340	4,725
Net interest income after provision for credit losses	99,948	106,021	102,623	104,364
Noninterest income	20,267	40,597	19,887	23,487
Noninterest expenses	101,743	85,140	76,349	74,533
Income before income taxes	18,472	61,478	46,161	53,318
Income tax expense	1,897	11,678	7,399	9,041
Income from continuing operations	$16,575	$49,800	$38,762	44,277
Discontinued operations, net of tax	64	(2,473)	(565)	(192)
Net income	$16,639	$47,327	$38,197	$44,085
Earnings per share, basic	$0.25	$0.72	$0.58	$0.67
Earnings per share, diluted	$0.25	$0.72	$0.58	$0.67
Basic weighted average number of common shares outstanding	65,554,630	65,919,055	65,974,702	65,982,304
Diluted weighted average number of common shares outstanding	65,636,262	65,965,577	66,013,152	66,013,326
For the Year 2017
Interest and dividend income	$76,438	$80,926	$84,499	$87,179
Interest expense	10,073	12,222	13,652	14,089
Net interest income	66,365	68,704	70,847	73,090
Provision for credit losses	2,104	2,184	3,056	3,458
Net interest income after provision for credit losses	64,261	66,520	67,791	69,632
Noninterest income	16,813	15,262	15,230	15,124
Noninterest expenses	55,092	57,575	55,204	57,796
Income before income taxes	25,982	24,207	27,817	26,960
Income tax expense	6,791	6,725	7,397	11,867
Income from continuing operations	$19,191	$17,482	$20,420	15,093
Discontinued operations, net of tax	$(67)	474	238	92
Net income	$19,124	$17,956	$20,658	$15,185
Earnings per share, basic	$0.44	$0.41	$0.47	$0.35
Earnings per share, diluted	$0.44	$0.41	$0.47	$0.35
Basic weighted average number of common shares outstanding	43,654,498	43,693,427	43,706,635	43,740,001
Diluted weighted average number of common shares outstanding	43,725,923	43,783,952	43,792,058	43,816,018
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

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Union Bankshares Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Union Bankshares Corporation (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.
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

Richmond, Virginia

February 27, 2019

 Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Union Bankshares Corporation
Opinion on Internal Control over Financial Reporting
We have audited Union Bankshares Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Union Bankshares Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Union Bankshares Corporation as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, of the Company and our report dated February 27, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Richmond, Virginia

February 27, 2019

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017
(Dollars in thousands, except share data)
	2018	2017
ASSETS
Cash and cash equivalents:
Cash and due from banks	$166,927	$117,586
Interest-bearing deposits in other banks	94,056	81,291
Federal funds sold	216	496
Total cash and cash equivalents	261,199	199,373
Securities available for sale, at fair value	1,774,821	974,222
Securities held to maturity, at carrying value	492,272	199,639
Restricted stock, at cost	124,602	75,283
Loans held for investment, net of deferred fees	9,716,207	7,141,552
Less allowance for loan losses	41,045	38,208
Total loans held for investment, net	9,675,162	7,103,344
Premises and equipment, net	146,967	119,604
Goodwill	727,168	298,528
Amortizable intangibles, net	48,685	14,803
Bank owned life insurance	263,034	182,854
Other assets	250,210	102,871
Assets of discontinued operations	1,479	44,658
Total assets	$13,765,599	$9,315,179
LIABILITIES
Noninterest-bearing demand deposits	$2,094,607	$1,502,208
Interest-bearing deposits	7,876,353	5,489,510
Total deposits	9,970,960	6,991,718
Securities sold under agreements to repurchase	39,197	49,152
Other short-term borrowings	1,048,600	745,000
Long-term borrowings	668,481	425,262
Other liabilities	112,093	54,008
Liabilities of discontinued operations	1,687	3,710
Total liabilities	11,841,018	8,268,850
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding, 65,977,149 shares and 43,743,318 shares, respectively.	87,250	57,744
Additional paid-in capital	1,380,259	610,001
Retained earnings	467,345	379,468
Accumulated other comprehensive income (loss)	(10,273)	(884)
Total stockholders' equity	1,924,581	1,046,329
Total liabilities and stockholders' equity	$13,765,599	$9,315,179

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(Dollars in thousands, except per share amounts)
	2018	2017	2016
Interest and dividend income:
Interest and fees on loans	$469,856	$293,996	$261,383
Interest on deposits in other banks	2,125	539	244
Interest and dividends on securities:
Taxable	36,851	20,305	18,319
Nontaxable	19,956	14,204	13,790
Total interest and dividend income	528,788	329,044	293,736
Interest expense:
Interest on deposits	59,336	26,106	17,731
Interest on short-term borrowings	18,458	6,035	2,894
Interest on long-term borrowings	24,303	17,896	9,145
Total interest expense	102,097	50,037	29,770
Net interest income	426,691	279,007	263,966
Provision for credit losses	13,736	10,802	8,883
Net interest income after provision for credit losses	412,955	268,205	255,083
Noninterest income:
Service charges on deposit accounts	25,439	18,850	18,168
Other service charges, commissions and fees	5,603	4,593	4,445
Interchange fees, net	18,803	14,974	14,058
Fiduciary and asset management fees	16,150	11,245	10,199
Gains (losses) on securities transactions, net	383	800	205
Bank owned life insurance income	7,198	6,144	5,513
Loan-related interest rate swap fees	3,554	3,051	4,254
Gain on Shore Premier sale	19,966	—	—
Other operating income	7,145	2,772	3,007
Total noninterest income	104,241	62,429	59,849
Noninterest expenses:
Salaries and benefits	159,378	115,968	110,521
Occupancy expenses	25,368	18,558	18,502
Furniture and equipment expenses	11,991	10,047	9,814
Printing, postage, and supplies	4,650	4,901	4,610
Communications expense	3,898	3,304	3,744
Technology and data processing	18,397	16,132	15,032
Professional services	10,283	7,767	8,051
Marketing and advertising expense	10,043	7,795	7,756
FDIC assessment premiums and other insurance	6,644	4,048	5,406
Other taxes	11,542	8,087	5,448
Loan-related expenses	7,206	4,733	4,168
OREO and credit-related expenses	4,131	3,764	2,600
Amortization of intangible assets	12,839	6,088	7,210
Training and other personnel costs	4,259	3,843	3,359
Merger-related costs	39,728	5,393	—
Other expenses	7,410	5,240	6,869
Total noninterest expenses	337,767	225,668	213,090
Income from continuing operations before income taxes	179,429	104,966	101,842
Income tax expense	30,016	32,790	25,944
Income from continuing operations	149,413	72,176	75,898
Discontinued operations:
Income (loss) from operations of discontinued mortgage segment	(4,280)	1,344	2,412
Income tax expense (benefit)	(1,115)	597	834
Income (loss) on discontinued operations	(3,165)	747	1,578
Net income	$146,248	$72,923	$77,476
Basic earnings per common share	$2.22	$1.67	$1.77

Diluted earnings per common share	$2.22	$1.67	$1.77
Dividends declared per common share	$0.88	$0.81	$0.77
Basic weighted average number of common shares outstanding	65,859,165	43,698,897	43,784,193
Diluted weighted average number of common shares outstanding	65,908,573	43,779,744	43,890,271
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(Dollars in thousands)
	2018	2017	2016
Net income	$146,248	$72,923	$77,476
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	1,087	(44)	270
Reclassification adjustment for losses included in net income (net of tax, $259, $464, and $274 for the years ended December 31, 2018, 2017, and 2016, respectively) (1)	975	862	508
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $2,847, $1,580, and $4,408 for the years ended December 31, 2018, 2017, and 2016, respectively)	(10,711)	2,936	(8,186)
Reclassification adjustment for gains included in net income (net of tax, $95, $280, and $72 for the years ended December 31, 2018, 2017, and 2016, respectively) (2)	(362)	(520)	(133)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $109, $362, and $568 for the years ended December 31, 2018, 2017 and 2016, respectively) (3)	(408)	(672)	(1,055)
Bank owned life insurance:
Unrealized holding gains (losses) arising during period	—	—	(1,728)
Reclassification adjustment for losses included in net income (4)	76	363	263
Other comprehensive income (loss)	(9,343)	2,925	(10,061)
Comprehensive income	$136,905	$75,848	$67,415

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

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(Dollars in thousands, except share amounts)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance - December 31, 2015	$59,159	631,822	298,134	6,252	$995,367
Net income - 2016			77,476		77,476
Other comprehensive income (net of taxes of $4,774)				(10,061)	(10,061)
Issuance of common stock in regard to acquisition (17,232 shares)	23	430			453
Dividends on common stock ($0.77 per share)			(33,672)		(33,672)
Stock purchased under stock repurchase plan (1,411,131 shares)	(1,877)	(31,300)			(33,177)
Issuance of common stock under Equity Compensation Plans (88,409 shares)	118	1,311			1,429
Issuance of common stock for services rendered (19,132 shares)	25	508			533
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (43,620 shares)	58	(644)			(586)
Stock-based compensation expense		3,270			3,270
Balance - December 31, 2016	57,506	605,397	341,938	(3,809)	1,001,032
Net income - 2017			72,923		72,923
Other comprehensive income (net of taxes of $1,402)				2,925	2,925
Dividends on common stock ($0.81 per share)			(35,393)		(35,393)
Issuance of common stock under Equity Compensation Plans (63,476 shares)	84	953			1,037
Issuance of common stock for services rendered (20,857 shares)	28	696			724
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (94,370 shares)	126	(1,693)			(1,567)
Stock-based compensation expense		4,648			4,648
Balance - December 31, 2017	57,744	610,001	379,468	(884)	1,046,329
Net income - 2018			146,248		146,248
Other comprehensive income (net of taxes of $2,792)				(9,343)	(9,343)
Issuance of common stock in regard to acquisitions (21,922,077 shares)(1)	29,156	765,653			794,809
Dividends on common stock ($0.88 per share)			(58,001)		(58,001)
Issuance of common stock under Equity Compensation Plans (121,438 shares)	162	2,185			2,347
Issuance of common stock for services rendered (23,581 shares)	31	883			914
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (118,058 shares)	157	(3,065)			(2,908)
Cancellation of Warrants		(1,530)			(1,530)
Impact of adoption of new guidance			(370)	(46)	(416)
Stock-based compensation expense		6,132			6,132
Balance - December 31, 2018	$87,250	$1,380,259	$467,345	$(10,273)	$1,924,581

(1) Includes conversion of Xenith warrants to the Company's warrants.
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(Dollars in thousands)
	2018	2017	2016
Operating activities (1):
Net income	$146,248	$72,923	$77,476
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	13,725	11,183	10,215
Writedown of foreclosed properties and former bank premises	1,324	1,891	1,017
Amortization, net	12,603	14,021	13,555
Amortization (accretion) related to acquisition, net	(6,711)	(866)	1,534
Provision for credit losses	13,551	10,756	9,100
Gains on securities transactions, net	(383)	(800)	(205)
BOLI income	(7,198)	(5,306)	(5,513)
Deferred tax expense (benefit)	17,821	5,624	243
Decrease (increase) in loans held for sale, net	40,662	(4,175)	(457)
Losses (gains) on sales of foreclosed properties and former bank premises, net	(220)	143	(217)
Gain on Shore Premier sale	(19,966)	—	—
Goodwill impairment losses	864	—	—
Stock-based compensation expenses	6,132	4,648	3,270
Issuance of common stock for services	914	724	533
Net decrease (increase) in other assets	(26,606)	(5,785)	(14,810)
Net increase (decrease) in other liabilities	24,005	5,352	(1,898)
Net cash and cash equivalents provided by (used in) operating activities	216,765	110,333	93,843
Investing activities:
Purchases of AFS securities and restricted stock	(1,047,611)	(298,958)	(259,020)
Purchases of HTM securities	(485,629)	(7,836)	(2,390)
Proceeds from sales of AFS securities and restricted stock	515,764	139,046	69,516
Proceeds from maturities, calls and paydowns of AFS securities	173,597	115,124	115,670
Proceeds from maturities, calls and paydowns of HTM securities	—	5,048	2,686
Proceeds from sale of marketable equity securities	28,913	—	—
Proceeds from sale of loans held for investment	581,324	—	—
Net increase in loans held for investment	(704,582)	(838,668)	(637,207)
Net increase in premises and equipment	1,698	(9,261)	(6,339)
Proceeds from BOLI settlements	—	2,497	—
Proceeds from sales of foreclosed properties and former bank premises	6,295	2,448	5,837
Cash paid in acquisitions	(14,304)	(231)	(4,077)
Cash acquired in acquisitions	174,496	5,038	207
Net cash and cash equivalents provided by (used in) investing activities	(770,039)	(885,753)	(715,117)
Financing activities:
Net increase in noninterest-bearing deposits	81,028	105,093	20,688
Net increase in interest-bearing deposits	351,084	502,018	394,865
Net increase in short-term borrowings	58,645	217,371	187,804
Cash paid for contingent consideration	(565)	(3,003)	—
Proceeds from issuance of long-term debt	225,000	20,000	178,000
Repayments of long-term debt	(40,000)	(10,000)	(57,500)
Cash dividends paid - common stock	(58,001)	(35,393)	(33,672)
Cancellation of warrants	(1,530)	—	—
Repurchase of common stock	—	—	(33,177)
Issuance of common stock	2,347	1,037	1,429
Vesting of restricted stock, net of shares held for taxes	(2,908)	(1,567)	(586)
Net cash and cash equivalents provided by financing activities	615,100	795,556	657,851
Increase (decrease) in cash and cash equivalents	61,826	20,136	36,577
Cash and cash equivalents at beginning of the period	199,373	179,237	142,660
Cash and cash equivalents at end of the period	$261,199	$199,373	$179,237

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(Dollars in thousands)
	2018	2017	2016
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$99,227	$47,775	$29,576
Income taxes	10,830	24,000	27,900

Supplemental schedule of noncash investing and financing activities
Transfers from loans (foreclosed properties) to foreclosed properties (loans)	493	910	1,297
Stock received as consideration for sale of loans held for investment	28,913	—	—
Securities transferred from HTM to AFS	187,425	—	—
Issuance of common stock in exchange for net assets in acquisition	794,809	—	453

Transactions related to acquisitions
Assets acquired	3,253,328	293	4,668
Liabilities assumed (2)	2,873,718	5,437	4,807
See accompanying notes to consolidated financial statements.

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
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company - Headquartered in Richmond, Virginia, the Company is the largest community banking organization headquartered in Virginia and, as of December 31, 2018, operated in all major banking markets throughout the Commonwealth. The Company is the holding company for Union Bank & Trust, which provides banking, trust, and wealth management services and, as of December 31, 2018, had a statewide presence of 140 bank branches, seven of which were operated as Xenith Bank, a division of Union Bank & Trust of Richmond, Virginia, and approximately 188 ATMs. As of December 31, 2018, non-bank affiliates of the Company included: Union Insurance Group, LLC, which provides various lines of insurance products; Old Dominion Capital Management, Inc., Outfitter Advisors, Ltd., and Dixon, Hubard, Feinour & Brown, Inc., which provide investment advisory services.

Principles of Consolidation - The accounting policies and practices of Union Bankshares Corporation and subsidiaries conform to GAAP and follow general practices within the banking industry. The consolidated financial statements include the accounts of the Company, which is a financial holding company and a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Union Bank & Trust, which owns Union Insurance Group, LLC, Old Dominion Capital Management, Inc., and Dixon, Hubard, Feinour & Brown, Inc. The Company’s Statutory Trusts, wholly owned subsidiaries of the Company, were formed for the purpose of issuing redeemable trust preferred capital notes in connection with two of the Company’s acquisitions prior to 2006. ASC 860, Transfers and Servicing, precludes the Company from consolidating Statutory Trusts I and II. The subordinated debts payable to the trusts are reported as liabilities of the Company. All significant inter-company balances and transactions have been eliminated.

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

Variable Interest Entities - Current accounting guidance states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. An entity is deemed to be the primary beneficiary of a variable interest entity if that entity has both the power to direct the activities that most significantly impact its economic performance; and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Management has evaluated the Company’s investment in variable interest entities. The Company’s primary exposure to variable interest entities are the trust preferred securities structures. This accounting guidance has not had a material impact on the financial condition or operating results of the Company.

Business Combinations and Divestitures - Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company utilizes third party valuations, appraisals, and internal valuations based on discounted cash flow analysis or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquiree and the closing date and apply applicable recognition principles and conditions. If they are necessary to implement its plan to exit an activity of an acquiree, costs that the Company expects, but is not obligated, to incur in the future are not liabilities at the acquisition date, nor are costs to terminate the employment or relocate an acquiree’s employees. The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable GAAP.

Merger-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants, contract terminations, and advertising costs. The Company will account for merger-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable accounting guidance. These merger-related costs are included on the Company’s Consolidated Statements of Income classified within the noninterest expense caption.

Cash and Cash Equivalents - For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash, cash due from banks, interest-bearing deposits in other banks, money market investments, other interest-bearing deposits, and federal funds sold.

Investment Securities - Investment securities held by the Company are classified as either available for sale or held to maturity at the time of purchase and reassessed periodically, based on management’s intent. Additionally, the Company also holds equity securities and restricted stock with the Federal Reserve Bank and FHLB, which are not subject to the investment security classifications.

Available for Sale - securities classified as available for sale are those debt securities that management intends to hold for an indefinite period of time, including securities used as part of the Company’s asset/liability strategy, and that may be sold in response to changes in interest rates, liquidity needs, or other factors. Securities available for sale are reported at fair value, with unrealized gains or losses, net of deferred taxes, included in accumulated other comprehensive income in stockholders’ equity.

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

Equity Investments - Equity investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. The Company’s share of the earnings or losses is reported by equity method investees and is classified as income from equity investees on our consolidated statements of earnings. Equity investments for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments. Equity investments in unconsolidated entities with a readily determinable fair value that are not accounted for under the equity method will be measured at fair value through net income.

Restricted Stock, at cost - due to restrictions placed upon the Company’s common stock investments in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. The FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the member’s total assets at December 31, 2018 and 2017. The Federal Reserve Bank requires the Company to maintain stock with a par value equal to 6% of its outstanding capital.

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

Loans Held for Sale - The Company records loans held for sale via the fair value option. For further information regarding the fair value method and assumptions, refer to Note 13 “Fair Value Measurements.” In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The change in fair value of loans held for sale is recorded as a component of Discontinued Operations within the Company’s Consolidated Statements of Income. At December 31, 2018, the Company did not have loans held for sale, due to the wind down of UMG; refer to Note 18 "Segment Reporting & Discontinued Operations."

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

Below is a summary of the current loan segments:

Construction and Land Development - construction loans generally made to commercial and residential builders for specific construction projects. The successful repayment of these types of loans is generally dependent upon (a) a commitment for permanent financing from the Company or other lender, or (b) from the sale of the constructed property. These loans carry more risk than both types of commercial real estate term loans due to the dynamics of construction projects, changes in interest rates, the long-term financing market, and state and local government regulations. As in commercial real estate term lending, the Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations to any one business or industry.

Also, included in this category are loans generally made to residential home builders to support their lot and home construction inventory needs. Repayment relies upon the sale of the underlying residential real estate project. This type of lending carries a higher level of risk as compared to other commercial lending. This class of lending manages risks related to residential real estate market conditions, a functioning primary and secondary market in which to finance the sale of residential properties, and the borrower’s ability to manage inventory and run projects. The Company manages this risk by lending to experienced builders and developers by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations with any particular customer or geographic region.

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

Commercial Real Estate – Non-Owner Occupied - term loans typically made to borrowers to support income producing properties that rely upon the successful operation of the property for repayment. General market conditions and economic activity may impact the performance of these types of loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by diversifying the lending to various property types, such as retail, office, office warehouse, and hotel as well as avoiding concentrations to any one business or industry.

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

Multifamily Real Estate - loans made to real estate investors to support permanent financing for multifamily residential income producing properties that rely on the successful operation of the property for repayment. This management mainly involves property maintenance, re-leasing upon tenant turnover and collection of rents due from tenants. This type of lending carries a lower level of risk, as compared to other commercial lending. In addition, underwriting requirements for multifamily properties are stricter than for other non-owner-occupied property types. The Company manages this risk by avoiding concentrations with any particular customer.

Commercial & Industrial - loans generally made to support the Company’s borrowers’ need for short-term or seasonal cash flow and equipment/vehicle purchases. Repayment relies upon the successful operation of the business. This type of lending typically carries a lower level of commercial credit risk, as compared to other commercial lending. The Company manages this risk by using general underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry.

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
Nonaccruals, Past Dues, and Charge-offs
The policy for placing commercial loans on nonaccrual status is generally when the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged-off when management judges the loan to be uncollectible but generally no later than 120 days past due for non-real estate secured loans and 180 days for real estate secured loans. Consumer loans are generally not placed on nonaccrual status prior to charge off. Commercial loans are typically written down to net realizable value when it is determined that the Company will be unable to collect the principal amount in full and the amount is a confirmed loss. Loans in all classes of portfolios are considered past due or delinquent when a contractual payment has not been satisfied. Loans are placed on nonaccrual status or charged off at an earlier date if collection of principal and interest is considered doubtful and in accordance with regulatory requirements. The process for charge-offs of impaired collateral dependent loans is discussed in detail within the “Allowance for Loan Losses” section of this Note.
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
For the consumer loan segment, large groups of smaller balance homogeneous loans are collectively evaluated for impairment. This evaluation subjects each of the Company’s homogenous pools to a historical loss factor derived from net charge-offs experienced over the preceding 24 quarters. The Company applies payments received on impaired loans to principal and interest based on the contractual terms until they are placed on nonaccrual status. All payments received are then applied to reduce the principal balance and recognition of interest income is terminated as previously discussed.
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
The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews include Annual Loan Servicing performed by Commercial Bankers in accordance with Commercial Loan Policy (CLP), relationship reviews that accompany annual loan renewals, and reviews by its Loan Review Group. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator. Consumer loans are not risk rated unless past due status, bankruptcy, or other event results in the assignment of a Substandard or worse risk rating in accordance with CLP. The Company has various committees that review and ensure that the ALL methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.
The Company’s ALL consists of specific, general, and qualitative components.
Specific Reserve Component
The specific reserve component relates to impaired loans. Upon being identified as impaired, for loans not considered to be collateral-dependent, an ALL is established when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. The impairment of collateral-dependent loans is measured based on the fair value of the underlying collateral, less selling costs, compared to the carrying value of the loan. If the Company determines that the value of an impaired collateral dependent loan is less than the recorded investment in the loan, the Company charges off the deficiency if it is determined that such amount represents a confirmed loss. Typically, a loss is confirmed when the Company is moving towards foreclosure (or final disposition).

The Company obtains independent appraisals from a pre-approved list of independent, third party appraisers located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal REVG, which reports to the Enterprise Risk Management group, performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal, while an administrative review ensures that all of the required components of an appraisal are present. Independent appraisals or valuations are updated every 12 months for all impaired loans. The Company’s impairment analysis documents the date of the appraisal used in the analysis. Adjustments to appraised values are only permitted to be made by the REVG. The impairment analysis is reviewed and approved by senior Credit Administration officers and the Special Assets Loan Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.
General Reserve Component
The general reserve component covers non-impaired loans and is quantitatively derived from an estimate of credit losses adjusted for various qualitative factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the net charge-off historical loss experience to the average loan balance of the portfolio averaged during a period that management has determined to be adequately reflective of the losses inherent in the loan portfolio. The Company has implemented a rolling 24-quarter look back period, which is re-evaluated on a periodic basis to ensure the reasonableness of the period being used.
The following table shows the types of qualitative factors management considers:

QUALITATIVE FACTORS
Portfolio	National / International	Local
Experience and ability of lending team	Interest rates	Gross state product
Pace of loan growth	Inflation	Unemployment rate
Footprint and expansion	Unemployment	Home prices
Execution of loan risk rating process	Level of economic activity	CRE prices
Degree of credit oversight	Political and trade uncertainty
Underwriting standards	Asset prices
Delinquency levels in portfolio
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

Loans removed from reportable TDR status continue to be evaluated for impairment. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during the re-underwriting.

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

Goodwill and Intangible Assets - The Company has an aggregate goodwill balance of $727.2 million associated with previous merger transactions, which is associated with the commercial banking segment.

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

The Company performed its annual impairment testing on April 30, 2018 and determined that there was no impairment to its goodwill. Management performed a review through December 31, 2018 and concluded that no impairment existed as of the balance sheet date. The Company wrote off the portion of goodwill related to the mortgage company during 2018 because of the wind down of its operations throughout the year.

Foreclosed Properties - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. When the carrying amount exceeds the acquisition date fair value less selling costs, the excess is charged off against the ALL. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell, any valuation adjustments occurring from post-acquisition reviews are charged to expense as incurred. Revenue and expenses from operations and changes in the valuation allowance are included in OREO and credit-related expenses, disclosed in a separate line item on the Company’s Consolidated Statements of Income.

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

Bank Owned Life Insurance - The Company has purchased life insurance on certain key employees and directors. These policies are recorded at their cash surrender value and are included in a separate line item on the Company’s Consolidated Balance Sheets. Income generated from policies is recorded as noninterest income. At December 31, 2018 and 2017, the Company also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $10.5 million and $6.3 million, respectively. The Company is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

Derivatives - Derivatives are recognized as assets and liabilities on the Company’s Consolidated Balance Sheets and measured at fair value. The Company’s derivatives are interest rate swap agreements and interest rate lock commitments. The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Consolidated Balance Sheets. The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Company considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.

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

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. The fair value of the rate lock commitments is reported as a component of "Assets of discontinued operations" in the Company’s Consolidated Balance Sheets; the fair value of the Company’s best efforts forward delivery commitments is recorded as a component of "Liabilities of discontinued operations" of the Company’s Consolidated Balance Sheets. Any impact to income is recorded in current period earnings as a component of "Income (loss) on discontinued operations" on the Company’s Consolidated Statements of Income. At December 31, 2018, there were no outstanding rate lock commitments due to the wind down of UMG throughout 2018.

Affordable Housing Entities - The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the years ended December 31, 2018 and December 31,

2017, the Company recognized amortization of $922,000 and $1.3 million, respectively, and tax credits of $1.1 million and $858,000, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these qualified affordable housing projects for the years ended December 31, 2018 and December 31, 2017 were $10.8 million and $11.0 million, respectively. At December 31, 2018 and December 31, 2017, the Company's recorded liability totaled $9.9 million and $7.3 million, respectively, for the related unfunded commitments, which are expected to be paid from 2018 to 2033.

Loan Fees - Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. Deferred fees and costs are recorded as an adjustment to loans outstanding using a method that approximates a constant yield.

Stock Compensation Plan - The Company issues equity awards to employees and directors through either stock options, RSUs or PSUs. The Company complies with ASC 718, Compensation - Stock Compensation, which requires the costs resulting from all stock-based payments to employees be recognized in the financial statements.

The fair value of stock options’ compensation cost is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value of stock options. No options were granted in 2018 or 2017. The market price of the Company’s common stock at the date of grant is used for nonvested stock awards.

The fair value of PSUs granted in 2018 and 2017 is determined and fixed on the grant date based on the Company’s stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation model was used to determine the grant date fair value of PSUs granted in 2018 and 2017.

The fair value of restricted stock is based on the trading price of the Company's stock on the date of the grant.

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

For more information and tables refer to Note 15 “Employee Benefits and Stock Based Compensation.”

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes on the Company’s Consolidated Statements of Income. The Company did not record any material interest or penalties for the periods ending December 31, 2018, 2017, or 2016 related to tax positions taken. As of December 31, 2018 and 2017, there were no accruals for uncertain tax positions. The Company and its wholly-owned subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

On December 22, 2017, the Tax Act was signed into law. Refer to Note 16 “Income Taxes” for additional information on the impact of the Tax Act.

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

Concentrations of Credit Risk - Most of the Company’s activities are with customers located in portions of Central, Southwest, and Tidewater Virginia. Securities available for sale, loans, and financial instruments with off balance sheet risk also represent concentrations of credit risk and are discussed in Note 3 “Securities,” Note 4 “Loans and Allowance for Loan Losses,” and Note 11 “Stockholders' Equity,” respectively.

Reclassifications – The accompanying consolidated financial statements and notes reflect certain reclassifications in prior periods to conform to the current presentation. Specifically, the Company historically classified former bank premises as OREO; however, the Company concluded former bank premises do not meet the definition of a non-performing asset and should not be included within the Company's non-performing asset disclosures. In addition, OREO has been reclassified to Other Assets within the Consolidated Balance Sheets for all periods presented.

Adoption of New Accounting Standards - On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” and all subsequent amendments to the ASU (“Topic 606”). This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The guidance, as amended, is applicable to all entities and replaces a significant portion of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are similarly excluded from the scope. The Company adopted this ASU using the modified retrospective approach, which requires a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial results but did result in expanded disclosures related to noninterest income and enhanced qualitative disclosures on the revenues within the scope of the new guidance. Refer to Note 14 “Revenue" for further discussion on the Company's accounting policies for revenue sources within the scope of Topic 606.

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

On May 1, 2018, the Company early adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU simplifies the application of the hedge accounting guidance and improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The targeted improvements in ASU No. 2017-12 allowed the Company a one-time transfer of certain debt securities from HTM to AFS. The Company adopted this ASU using the modified retrospective approach. As part of this adoption, the Company made a one-time election to transfer eligible HTM securities to the AFS category in order to optimize the investment portfolio management for capital and risk management considerations. The Company transferred HTM securities with a carrying amount of $187.4 million, which resulted in a $400,000 increase to AOCI. Refer to Note 3 "Securities" and Note 11 "Stockholders' Equity" for further discussion regarding the adoption.

On May 1, 2018, the Company early adopted ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows for a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures about the stranded tax effects. The Company reclassified approximately $107,000 from AOCI to retained earnings during the second quarter 2018. Refer to Note 11 "Stockholders' Equity" for further discussion regarding the adoption.

The net impact to retained earnings of the adoption of ASU No. 2017-12 and ASU No. 2018-02 was $293,000.

Recent Accounting Pronouncements - In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires lessees to put most leases on their balance sheets, but recognize expenses in the income statement in a manner similar to today’s accounting. This ASU also eliminates the real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, and lease executory costs for all entities. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company plans to adopt Topic 842 in the first quarter of 2019 via the modified retrospective transition approach; which is required for leases existing at, or entered into after the date of adoption, to be presented in accordance with the new standard requirements.

The Company plans to elect the package of practical expedients permitted under the transition guidance within the new standard, which allows the Company to carry forward historical lease classifications. In addition, the Company will elect the short-term lease exemption practical expedient in which leases with an initial term of twelve months or less are not capitalized and are not recorded on the balance sheet. Lastly, the Company plans to elect the practical expedient related to accounting for lease and non-lease components as a single lease component.

While the Company has evaluated this ASU and the effect of related disclosures, the Company expects that the primary effect of adoption will be to require recording right-of-use assets and corresponding lease obligations for current operating leases, which is estimated at approximately $51.5 million, as of the adoption of this standard, which is based on the Company’s current outstanding lease population. Upon adoption, the Company will have a new system of record; implement new accounting policies and internal controls related to the implementation of the standard. The Company does not expect the adoption of this standard to materially impact the consolidated net earnings and capital ratios; additionally there will be no impact on cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The CECL model will replace the Company's current accounting for PCI and impaired loans. This ASU also amends the AFS debt securities OTTI model. This ASU is effective for fiscal years beginning after December 15, 2019. The Company has established a cross-functional governance structure for the implementation of CECL. The Company is continuing to evaluate the impact ASU No. 2016-13 will have on its consolidated financial statements. This ASU contains significant differences from existing GAAP, and the implementation of this ASU may result in increases to the Company's reserves for credit losses of financial instruments; however, the Company is still finalizing its estimate of the quantitative impact of this standard.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." This ASU amends the Intangibles—Goodwill and Other Topic of the Accounting Standards Codification to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect this ASU to have a material effect on its financial statements.

2. ACQUISITIONS & DISPOSITIONS

See Note 21 “Subsequent Events” for additional information on the Merger with Access that was completed on February 1, 2019.

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

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. Measurement period adjustments that were made in the fourth quarter of 2018 include immaterial changes due to finalizing estimates of fair value for loans, fixed assets, leases, and deferred taxes. Purchase accounting has been finalized for this acquisition; the measurement period is closed. The goodwill is not expected to be deductible for tax purposes. The Company currently estimates that the amortizable intangibles assets will be amortized over 10 years using sum-of-years digits. The following table provides an assessment of the consideration transferred, assets acquired, and liabilities assumed as of the date of the acquisition (dollars in thousands):

Purchase Price:
Fair value of shares of the Company's common stock issued & warrants converted		$794,809
Cash paid for Xenith stock options		6,170
Total purchase price		$800,979

Fair value of assets acquired:
Cash and cash equivalents	$174,218
AFS securities	295,782
Restricted stock, at cost	27,569
Net loans	2,453,856
Premises and equipment	46,077
OREO	5,250
Core deposit intangibles	38,470
Other assets	202,984
Total assets	$3,244,206

Fair value of liabilities assumed:
Deposits	$2,549,683
Short-term borrowings	235,000
Long-term borrowings	55,542
Other liabilities	26,842
Total liabilities	$2,867,067

Net assets acquired		$377,139
Preliminary goodwill		$423,840

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

The following table presents certain pro forma information as if Xenith had been acquired on January 1, 2016. These results combine the historical results of Xenith in the Company's Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2016. In particular, no adjustments have been made to eliminate the amount of Xenith’s provision for credit losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2016. Pro forma adjustments below include the net impact of accretion as well as the elimination of merger-related costs. The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands):

	For the years ended December 31,
	2018	2017	2016
Total revenues	$530,932	$470,484	$425,794
Net income	$176,473	$45,036	$138,960
Earnings per share	$2.68	$0.68	$2.23

Merger-related costs associated with the acquisition of Xenith were $37.8 million and $5.4 million for the years ended December 31, 2018 and 2017, respectively. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, and employee severances, which have been expensed as incurred.

DHFB Acquisition
On April 1, 2018, the Bank completed its acquisition of DHFB, a Roanoke, Virginia-based investment advisory firm with approximately $600.0 million in assets under management and advisement at the time of the acquisition. DHFB operates as a subsidiary of the Bank. The acquisition date fair value of consideration transferred totaled $7.6 million, which consisted of $4.8 million in cash and the remainder being contingent on achieving certain performance metrics. The contingent consideration is carried at fair value and is reported as a component of "Other Liabilities" in the Company's Consolidated Balance Sheets. The fair value of this liability will be assessed at each reporting period.

In connection with this transaction, the Company recorded $3.7 million in goodwill and $4.1 million of amortizable intangible assets, which primarily relate to the value of customer relationships. The goodwill is not deductible for tax purposes. The Company is amortizing these intangible assets over the period of expected benefit, which ranges from 5 to 10 years using various methods. The transaction was accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. The fair values are subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. Measurement period adjustments that were made in the fourth quarter of 2018 include updates to the consideration paid as well as immaterial changes to the fair value of fixed assets and other liabilities. The Company did not incur any material expenses related to the acquisition of DHFB.

OAL Acquisition
On July 1, 2018, ODCM, a subsidiary of the Bank, completed its acquisition of OAL, a McLean, Virginia-based investment advisory firm with approximately $400.0 million in assets under management and advisement at the time of the acquisition. OAL operates as a subsidiary of ODCM. The acquisition date fair value of consideration transferred totaled $6.0 million, which consisted of $3.4 million in cash and the remainder being contingent on achieving certain performance metrics. The contingent consideration is carried at fair value and is reported as a component of "Other Liabilities" in the Company's Consolidated Balance Sheets. The fair value of this liability will be assessed at each reporting period.

In connection with this transaction, the Company recorded $2.0 million in goodwill and $3.8 million of amortizable intangible assets, which primarily relate to the value of customer relationships. The goodwill is not deductible for tax purposes. The Company is amortizing these intangible assets over the period of expected benefit, which ranges from 1 to 14 years using various methods. The transaction was accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. The fair values are subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. Measurement period adjustments that were made in the fourth quarter of 2018 include updates to the consideration paid as well as immaterial changes to the fair value of fixed assets. The Company did not incur any material expenses related to the acquisition of OAL.

ODCM
On May 31, 2016, the Bank completed its acquisition of ODCM, a Charlottesville, Virginia based registered investment advisor with nearly $300.0 million in assets under management at the time of the acquisition. The acquisition date fair value of consideration transferred totaled $9.1 million, which consisted of $4.1 million in cash, $453,000 in stock, and the remainder being subject to a three-year earn out provision and contingent on achieving certain performance metrics. The contingent consideration, which was $816,000 at December 31, 2018, is carried at fair value and is reported as a component of “Other Liabilities” on the Consolidated Balance Sheets. The fair value of this liability will be assessed at each reporting period. In connection with the transaction, the Company recorded $4.7 million in goodwill and $4.5 million of amortizable assets, which primarily relate to the value of customer relationships. The Company is amortizing these intangibles assets over the period of expected benefit, which ranges from 5 to 10 years using a straight-line method. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. The fair values were subject to refinement for up to one year after the closing date of the acquisition. The Company did not incur any material expenses related to the acquisition of ODCM.

Fair Value Premiums and Discounts
The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments had the following impact on the Consolidated Statements of Income during the years ended December 31, 2018, 2017, and 2016 (dollars in thousands):

	For the years ended December 31,
	2018	2017	2016
Loans (1)	$17,145	$6,784	$5,218
Buildings (2)	228	—	—
Core deposit intangible (3)	(11,464)	(5,603)	(6,930)
Other amortizable intangibles (3)	(1,375)	(485)	(280)
Borrowings (4)	(506)	170	458
Time deposits (5)	2,553	—	—
Leases (2)	130	—	—
Net impact to income before taxes	$6,711	$866	$(1,534)
(1) Loan acquisition-related fair value adjustments accretion is included in "Interest and fees on loans" in the "Interest and dividend income" section of the Company's Consolidated Statements of Income.
(2) Building and lease acquisition-related fair value adjustments amortization is included in "Occupancy expenses" in the "Noninterest expense" section of the Company's Consolidated Statements of Income.
(3) Core deposit and other intangible premium amortization is included in "Amortization of intangible assets" in the "Noninterest expense" section of the Company's Consolidated Statements of Income.
(4) Borrowings acquisition-related fair value adjustments (amortization) accretion is included in "Interest on long-term borrowings" in the "Interest Expense" section of the Company's Consolidated Statements of Income.
(5) Certificate of deposit acquisition-related fair value adjustments accretion is included in "Interest on deposits" in the "Interest expense" section of the Company's Consolidated Statements of Income.

UMG Disposition
On May 23, 2018, the Bank announced that it had entered into an agreement with a third-party mortgage company, TFSB, to allow TFSB to offer residential mortgages from certain Bank locations on the terms and conditions set forth in the agreement. Concurrently with this arrangement, the Bank began the process of winding down the operations of UMG, the Company's reportable mortgage segment. Refer to Note 18 "Segment Reporting & Discontinued Operations" for further discussion of this agreement.
Sale of Loans
On June 29, 2018, the Bank entered into an agreement to sell substantially all of the assets and certain specific liabilities of Shore Premier, consisting primarily of marine loans totaling approximately $383.9 million, for a purchase price consisting of approximately $375.0 million in cash and 1,250,000 shares of the purchasing company's common stock.. The purchase of the loans was completed on June 29, 2018 and became effective at the end of the day on June 30, 2018. The sale generated an after-tax gain of approximately $15.8 million, net of transaction and other related costs. Refer to Note 3 "Securities" and Note 10 "Derivatives" for further discussion on the Shore Premier sale. During 2018 the Company sold the common stock received as consideration.

On June 29, 2018, the Bank sold approximately $206.3 million in consumer home improvement loans that had been originated through a third-party lending program. These loans were sold at par.

3. SECURITIES

Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of December 31, 2018 and 2017 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2018
Obligations of states and political subdivisions	$466,588	$3,844	$(1,941)	$468,491
Corporate bonds	167,561	1,118	(983)	167,696
Mortgage-backed securities	1,138,034	4,452	(12,621)	1,129,865
Other securities	8,769	—	—	8,769
Total available for sale securities	$1,780,952	$9,414	$(15,545)	$1,774,821

December 31, 2017
Obligations of states and political subdivisions	$295,546	$6,842	$(564)	$301,824
Corporate bonds	113,625	1,131	(876)	113,880
Mortgage-backed securities	552,431	2,596	(6,169)	548,858
Other securities	9,737	—	(77)	9,660
Total available for sale securities	$971,339	$10,569	$(7,686)	$974,222

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s available for sale securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of December 31, 2018 and 2017. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Obligations of states and political subdivisions	$133,513	$(1,566)	$10,145	$(375)	$143,658	$(1,941)
Mortgage-backed securities	306,038	(3,480)	341,400	(9,141)	647,438	(12,621)
Corporate bonds and other securities	35,478	(315)	33,888	(668)	69,366	(983)
Total available for sale	$475,029	$(5,361)	$385,433	$(10,184)	$860,462	$(15,545)
December 31, 2017
Obligations of states and political subdivisions	$25,790	$(132)	$16,934	$(432)	$42,724	$(564)
Mortgage-backed securities	298,439	(3,267)	136,298	(2,902)	434,737	(6,169)
Corporate bonds and other securities	10,976	(99)	44,408	(854)	55,384	(953)
Total available for sale	$335,205	$(3,498)	$197,640	$(4,188)	$532,845	$(7,686)

As of December 31, 2018, there were $385.4 million, or 138 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $10.2 million and consisted of municipal obligations, mortgage-backed securities, and other securities. As of December 31, 2017, there were $197.6 million, or 71 issues, of individual securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $4.2 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. The Company has determined that these securities are temporarily impaired at December 31, 2018 and 2017 for the reasons set out below:

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

The following table presents the amortized cost and estimated fair value of AFS securities as of December 31, 2018 and 2017, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$22,653	$22,789	$25,179	$25,326
Due after one year through five years	191,003	188,999	145,276	145,980
Due after five years through ten years	218,211	217,304	223,210	226,251
Due after ten years	1,349,085	1,345,729	577,674	576,665
Total securities available for sale	$1,780,952	$1,774,821	$971,339	$974,222

For information regarding the estimated fair value of available for sale securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of December 31, 2018 and 2017, see Note 9 "Commitments and Contingencies."

Held to Maturity
During the second quarter of 2018, the Company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." As part of this adoption, the Company made a one-time election to transfer eligible HTM securities to the AFS category in order to optimize the investment portfolio management for capital and risk management considerations. These securities had a carrying value of $187.4 million on the date of the transfer.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of securities held to maturity as of December 31, 2018 and 2017 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value (1)	Gains	(Losses)	Fair Value
December 31, 2018
Obligations of states and political subdivisions	$492,272	$7,375	$(146)	$499,501
December 31, 2017
Obligations of states and political subdivisions	$199,639	$4,014	$(170)	$203,483
(1) The carrying value includes $119,000 and $3.6 million of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion, as of December 31, 2018 and 2017, respectively.

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s held to maturity securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of December 31, 2018 and 2017. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Obligations of states and political subdivisions	$43,206	$(146)	$—	$—	$43,206	$(146)

December 31, 2017
Obligations of states and political subdivisions	$18,896	$(139)	$1,084	$(31)	$19,980	$(170)

As of December 31, 2018, there were no issues of individual HTM securities that had been in a continuous loss position for more than 12 months. As of December 31, 2017, there was $1.1 million, or two issues, of individual HTM securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $31,000. These securities are municipal bonds with minimal credit exposure. For this reason, the Company has determined that these securities in a loss position were temporarily impaired as of December 31, 2017. Because the Company did not intend to sell these investments and the accounting standard of "more likely than not" has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

The following table presents the amortized cost and estimated fair value of HTM securities as of December 31, 2018 and 2017, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018		December 31, 2017
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Due in one year or less	$—	$—	$3,221	$3,230
Due after one year through five years	3,893	3,900	44,289	44,601
Due after five years through ten years	3,480	3,507	79,114	80,532
Due after ten years	484,899	492,094	73,015	75,120
Total securities held to maturity	$492,272	$499,501	$199,639	$203,483
 (1) The carrying value includes $119,000 and $3.6 million of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion, as of December 31, 2018 and 2017, respectively.

For information regarding the estimated fair value of HTM securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of December 31, 2018 and 2017, see Note 9 "Commitments and Contingencies."

Restricted Stock, at cost
Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and the FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At both December 31, 2018 and 2017, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of its outstanding capital at both December 31, 2018 and 2017. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $52.6 million and $27.6 million for December 31, 2018 and 2017 and FHLB stock in the amount of $72.0 million and $47.7 million as of December 31, 2018 and 2017, respectively.

Other-Than-Temporary Impairment
During each quarter and at year end the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessments during the years ended December 31, 2018 and 2017, and in accordance with the guidance, no OTTI was recognized.

 Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the years ended December 31, 2018, 2017, and 2016 (dollars in thousands).

	2018	2017	2016
Realized gains (losses):
Gross realized gains	$4,221	$1,170	$302
Gross realized losses	(3,838)	(370)	(97)
Net realized gains	$383	$800	$205
Proceeds from sales of securities	$515,764	$139,046	$69,516

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Construction and Land Development	$1,194,821	$948,791
Commercial Real Estate - Owner Occupied	1,337,345	943,933
Commercial Real Estate - Non-Owner Occupied	2,467,410	1,713,659
Multifamily Real Estate	548,231	357,079
Commercial & Industrial	1,317,135	612,023
Residential 1-4 Family - Commercial	713,750	612,395
Residential 1-4 Family - Mortgage	600,578	485,690
Auto	301,943	282,474
HELOC	613,383	537,521
Consumer	379,694	408,667
Other Commercial	241,917	239,320
Total loans held for investment, net (1)	$9,716,207	$7,141,552

(1) Loans, as presented, are net of deferred fees and costs totaling $5.1 million and $1.3 million as of December 31, 2018 and 2017, respectively.

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2018 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$759	$6	$180	$8,654	$8,018	$1,177,204	$1,194,821
Commercial Real Estate - Owner Occupied	8,755	1,142	3,193	25,644	3,636	1,294,975	1,337,345
Commercial Real Estate - Non-Owner Occupied	338	41	—	17,335	1,789	2,447,907	2,467,410
Multifamily Real Estate	—	146	—	88	—	547,997	548,231
Commercial & Industrial	3,353	389	132	2,156	1,524	1,309,581	1,317,135
Residential 1-4 Family - Commercial	6,619	1,577	1,409	13,707	2,481	687,957	713,750
Residential 1-4 Family - Mortgage	12,049	5,143	2,437	16,766	7,276	556,907	600,578
Auto	3,320	403	195	7	576	297,442	301,943
HELOC	4,611	1,644	440	5,115	1,518	600,055	613,383
Consumer and all other(1)	1,630	1,096	870	749	135	617,131	621,611
Total loans held for investment	$41,434	$11,587	$8,856	$90,221	$26,953	$9,537,156	$9,716,207
  (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2017 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$1,248	$898	$1,340	$2,838	$5,610	$936,857	$948,791
Commercial Real Estate - Owner Occupied	444	81	—	14,790	2,708	925,910	943,933
Commercial Real Estate - Non-Owner Occupied	187	84	194	6,610	2,992	1,703,592	1,713,659
Multifamily Real Estate	—	—	—	80	—	356,999	357,079
Commercial & Industrial	1,147	109	214	408	316	609,829	612,023
Residential 1-4 Family - Commercial	1,682	700	579	9,414	1,085	598,935	612,395
Residential 1-4 Family - Mortgage	3,838	2,541	546	3,733	6,269	468,763	485,690
Auto	3,541	185	40	—	413	278,295	282,474
HELOC	2,382	717	217	950	2,075	531,180	537,521
Consumer and all other(1)	2,404	2,052	402	198	275	642,656	647,987
Total loans held for investment	$16,873	$7,367	$3,532	$39,021	$21,743	$7,053,016	$7,141,552
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

Nonaccrual loans totaled $27.0 million, $21.7 million, and $10.0 million at December 31, 2018, 2017 and 2016, respectively. Had these loans performed in accordance with their original terms, interest income of approximately $2.3 million, $698,000, and $452,000 would have been recorded in 2018, 2017, and 2016, respectively. All nonaccrual loans were included in the impaired loan disclosure in 2018 and 2017.

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2018 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$108	$1,424	$7,122	$8,654
Commercial Real Estate - Owner Occupied	658	4,281	20,705	25,644
Commercial Real Estate - Non-Owner Occupied	61	1,810	15,464	17,335
Multifamily Real Estate	—	—	88	88
Commercial & Industrial	47	1,092	1,017	2,156
Residential 1-4 Family - Commercial	931	3,464	9,312	13,707
Residential 1-4 Family - Mortgage	1,899	2,412	12,455	16,766
Auto	—	—	7	7
HELOC	498	252	4,365	5,115
Consumer and all other(1)	62	9	678	749
Total	$4,264	$14,744	$71,213	$90,221
  (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2017 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$8	$57	$2,773	$2,838
Commercial Real Estate - Owner Occupied	381	478	13,931	14,790
Commercial Real Estate - Non-Owner Occupied	188	233	6,189	6,610
Multifamily Real Estate	—	—	80	80
Commercial & Industrial	—	—	408	408
Residential 1-4 Family - Commercial	433	351	8,630	9,414
Residential 1-4 Family - Mortgage	343	626	2,764	3,733
HELOC	291	214	445	950
Consumer and all other(1)	—	—	198	198
Total	$1,644	$1,959	$35,418	$39,021
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans, by segment at December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a specific allowance
Construction and Land Development	$10,290	$12,038	$—	$16,035	$16,214	$—
Commercial Real Estate - Owner Occupied	8,386	9,067	—	5,427	5,527	—
Commercial Real Estate - Non-Owner Occupied	6,578	6,929	—	6,017	6,103	—
Commercial & Industrial	3,059	3,251	—	1,681	1,933	—
Residential 1-4 Family - Commercial	4,516	4,576	—	4,098	4,879	—
Residential 1-4 Family - Mortgage	8,504	9,180	—	9,512	9,786	—
HELOC	1,150	1,269	—	2,056	2,144	—
Consumer and all other(1)	508	580	—	567	734	—
Total impaired loans without a specific allowance	$42,991	$46,890	$—	$45,393	$47,320	$—
Loans with a specific allowance
Construction and Land Development	$372	$491	$63	$1,536	$1,573	$122
Commercial Real Estate - Owner Occupied	4,304	4,437	359	1,161	1,161	94
Commercial Real Estate - Non-Owner Occupied	391	391	1	—	—	—
Commercial & Industrial	1,183	1,442	752	1,295	1,319	128
Residential 1-4 Family - Commercial	3,180	3,249	185	1,062	1,068	35
Residential 1-4 Family - Mortgage	5,329	5,548	374	1,953	2,070	36
Auto	576	830	231	413	577	2
HELOC	724	807	188	464	535	51
Consumer and all other(1)	178	467	64	204	309	35
Total impaired loans with a specific allowance	$16,237	$17,662	$2,217	$8,088	$8,612	$503
Total impaired loans	$59,228	$64,552	$2,217	$53,481	$55,932	$503
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following table shows the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans, by segment for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	December 31, 2018		December 31, 2017		December 31, 2016
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$11,648	$234	$17,080	$590	$15,346	$681
Commercial Real Estate - Owner Occupied	13,383	499	6,580	306	6,290	242
Commercial Real Estate - Non-Owner Occupied	7,157	246	6,083	172	4,188	134
Commercial & Industrial	4,672	232	3,208	150	2,800	95
Residential 1-4 Family - Commercial	7,904	264	5,428	190	6,225	205
Residential 1-4 Family - Mortgage	14,740	152	11,806	194	6,491	86
Auto	824	20	579	19	244	5
HELOC	2,000	23	2,659	36	1,513	19
Consumer and all other(1)	749	32	810	36	567	8
Total impaired loans	$63,077	$1,702	$54,233	$1,693	$43,664	$1,475
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the year ended December 31, 2018, the recorded investment in TDRs prior to modifications was not materially impacted by the modification.

The following table provides a summary, by segment, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in nonaccrual status, which are considered to be nonperforming, as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018			December 31, 2017
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Construction and Land Development	5	$2,496	$—	7	$2,803	$—
Commercial Real Estate - Owner Occupied	8	2,783	—	5	2,221	—
Commercial Real Estate - Non-Owner Occupied	4	4,438	—	2	715	—
Commercial & Industrial	4	978	—	12	2,057	—
Residential 1-4 Family - Commercial	30	2,887	—	16	1,048	—
Residential 1-4 Family - Mortgage	30	5,070	—	24	5,194	—
HELOC	2	58	—	1	20	—
Consumer and all other (1)	2	491	—	1	495	—
Total performing	85	$19,201	$—	68	$14,553	$—
Nonperforming
Construction and Land Development	2	$3,474	$—	2	$702	$—
Commercial Real Estate - Owner Occupied	2	198	—	2	134	—
Commercial & Industrial	6	461	—	2	108	—
Residential 1-4 Family - Commercial	1	60	—	5	558	—
Residential 1-4 Family - Mortgage	15	3,135	—	7	1,264	—
HELOC	2	62	—	1	59	—
Consumer and all other (1)	1	7	—	1	24	—
Total nonperforming	29	$7,397	$—	20	$2,849	$—
Total performing and nonperforming	114	$26,598	$—	88	$17,402	$—
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the years ended December 31, 2018 and 2017, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by segment and modification type, TDRs that occurred during the years ended December 31, 2018 and 2017 (dollars in thousands):

	All Restructurings
	2018		2017
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Modified to interest only, at a market rate
Commercial & Industrial	—	$—	5	$631
Total interest only at market rate of interest	—	$—	5	$631

Term modification, at a market rate
Construction and Land Development	4	$4,675	4	$1,564
Commercial Real Estate - Owner Occupied	5	1,365	1	378
Commercial Real Estate - Non-Owner Occupied	1	1,089	2	715
Commercial & Industrial	3	334	5	1,040
Residential 1-4 Family - Commercial	2	219	5	764
Residential 1-4 Family - Mortgage	8	931	9	2,461
Consumer and all other(1)	1	13	2	519
Total loan term extended at a market rate	24	$8,626	28	$7,441

Term modification, below market rate
Commercial Real Estate - Owner Occupied	—	$—	1	$837
Commercial Real Estate - Non-Owner Occupied	1	2,782	—	—
Commercial & Industrial	—	—	2	78
Residential 1-4 Family - Commercial	10	1,064	5	183
Residential 1-4 Family - Mortgage	9	1,719	11	1,803
HELOC	2	46	2	79
Total loan term extended at a below market rate	22	$5,611	21	$2,980

Interest rate modification, below market rate
Residential 1-4 Family - Commercial	1	$265	—	$—
Total interest only at below market rate of interest	1	$265	—	$—

Total	47	$14,502	54	$11,052
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the allowance for loan loss activity by segment for the year ended December 31, 2018, 2017, and 2016. The tables below include the provision for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Year Ended December 31, 2018
	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$9,709	$447	$(2,005)	$(1,348)	$6,803
Commercial Real Estate - Owner Occupied	2,931	610	(709)	1,191	4,023
Commercial Real Estate - Non-Owner Occupied	7,544	100	(94)	1,315	8,865
Multifamily Real Estate	1,092	5	—	(448)	649
Commercial & Industrial	4,552	534	(833)	3,383	7,636
Residential 1-4 Family - Commercial	4,437	353	(176)	(2,630)	1,984
Residential 1-4 Family - Mortgage	1,524	310	(852)	218	1,200
Auto	975	436	(1,074)	1,106	1,443
HELOC	1,360	636	(1,206)	507	1,297
Consumer and all other(1)	4,084	1,737	(9,281)	10,605	7,145
Total	$38,208	$5,168	$(16,230)	$13,899	$41,045
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	Year Ended December 31, 2017
	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$10,055	$206	$(2,190)	$1,638	$9,709
Commercial Real Estate - Owner Occupied	3,801	171	(46)	(995)	2,931
Commercial Real Estate - Non-Owner Occupied	6,622	2	(1,180)	2,100	7,544
Multifamily Real Estate	1,236	—	—	(144)	1,092
Commercial & Industrial	4,627	483	(2,277)	1,719	4,552
Residential 1-4 Family - Commercial	3,698	329	(463)	873	4,437
Residential 1-4 Family - Mortgage	2,701	102	(588)	(691)	1,524
Auto	946	459	(1,038)	608	975
HELOC	1,328	314	(1,019)	737	1,360
Consumer and all other(1)	2,178	1,189	(4,509)	5,226	4,084
Total	$37,192	$3,255	$(13,310)	$11,071	$38,208
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	Year Ended December 31, 2016
	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$6,040	$505	$(958)	$4,468	$10,055
Commercial Real Estate - Owner Occupied	4,614	152	(809)	(156)	3,801
Commercial Real Estate - Non-Owner Occupied	6,929	80	(1)	(386)	6,622
Multifamily Real Estate	1,606	—	—	(370)	1,236
Commercial & Industrial	3,163	483	(1,920)	2,901	4,627
Residential 1-4 Family - Commercial	3,025	318	(716)	1,071	3,698
Residential 1-4 Family - Mortgage	2,389	267	(184)	229	2,701
Auto	1,703	327	(1,052)	(32)	946
HELOC	2,934	459	(1,457)	(608)	1,328
Consumer and all other(1)	1,644	434	(1,458)	1,558	2,178
Total	$34,047	$3,025	$(8,555)	$8,675	$37,192
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the loan and allowance for loan loss balances based on impairment methodology by segment as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$10,662	$63	$1,175,505	$6,740	$8,654	$—	$1,194,821	$6,803
Commercial Real Estate - Owner Occupied	12,690	359	1,299,011	3,664	25,644	—	1,337,345	4,023
Commercial Real Estate - Non-Owner Occupied	6,969	1	2,443,106	8,864	17,335	—	2,467,410	8,865
Multifamily Real Estate	—	—	548,143	649	88	—	548,231	649
Commercial & Industrial	4,242	752	1,310,737	6,884	2,156	—	1,317,135	7,636
Residential 1-4 Family - Commercial	7,696	185	692,347	1,799	13,707	—	713,750	1,984
Residential 1-4 Family - Mortgage	13,833	374	569,979	826	16,766	—	600,578	1,200
Auto	576	231	301,360	1,212	7	—	301,943	1,443
HELOC	1,874	188	606,394	1,109	5,115	—	613,383	1,297
Consumer and all other(1)	686	64	620,176	7,081	749	—	621,611	7,145
Total loans held for investment, net	$59,228	$2,217	$9,566,758	$38,828	$90,221	$—	$9,716,207	$41,045
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	December 31, 2017
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$17,571	$122	$928,382	$9,587	$2,838	$—	$948,791	$9,709
Commercial Real Estate - Owner Occupied	6,588	94	922,555	2,837	14,790	—	943,933	2,931
Commercial Real Estate - Non-Owner Occupied	6,017	—	1,701,032	7,544	6,610	—	1,713,659	7,544
Multifamily Real Estate	—	—	356,999	1,092	80	—	357,079	1,092
Commercial & Industrial	2,976	128	608,639	4,424	408	—	612,023	4,552
Residential 1-4 Family - Commercial	5,160	35	597,821	4,402	9,414	—	612,395	4,437
Residential 1-4 Family - Mortgage	11,465	36	470,492	1,488	3,733	—	485,690	1,524
Auto	413	2	282,061	973	—	—	282,474	975
HELOC	2,520	51	534,051	1,309	950	—	537,521	1,360
Consumer and all other(1)	771	35	647,018	4,049	198	—	647,987	4,084
Total loans held for investment, net	$53,481	$503	$7,049,050	$37,705	$39,021	$—	$7,141,552	$38,208
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

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of December 31, 2018 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,130,577	$43,894	$11,696	$—	$1,186,167
Commercial Real Estate - Owner Occupied	1,231,422	50,939	29,340	—	1,311,701
Commercial Real Estate - Non-Owner Occupied	2,425,500	17,648	6,927	—	2,450,075
Multifamily Real Estate	537,572	10,571	—	—	548,143
Commercial & Industrial	1,273,549	34,864	6,566	—	1,314,979
Residential 1-4 Family - Commercial	677,109	17,086	5,848	—	700,043
Residential 1-4 Family - Mortgage	554,192	14,855	14,765	—	583,812
Auto	296,907	3,590	1,439	—	301,936
HELOC	598,444	6,316	3,508	—	608,268
Consumer and all other(1)	618,730	1,411	721	—	620,862
Total	$9,344,002	$201,174	$80,810	$—	$9,625,986
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

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of December 31, 2018 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,835	$1,308	$5,511	$—	$8,654
Commercial Real Estate - Owner Occupied	8,347	6,685	10,612	—	25,644
Commercial Real Estate - Non-Owner Occupied	4,789	7,992	4,554	—	17,335
Multifamily Real Estate	—	88	—	—	88
Commercial & Industrial	762	134	1,260	—	2,156
Residential 1-4 Family - Commercial	6,512	2,771	4,424	—	13,707
Residential 1-4 Family - Mortgage	9,894	1,030	5,842	—	16,766
Auto	7	—	—	—	7
HELOC	3,438	1,031	646	—	5,115
Consumer and all other(1)	74	660	15	—	749
Total	$35,658	$21,699	$32,864	$—	$90,221
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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the year ended December 31,
	2018	2017
Balance at beginning of period	$14,563	$19,739
Additions	12,225	—
Accretion	(8,654)	(6,426)
Reclass of nonaccretable difference due to improvement in expected cash flows	1,876	2,237
Measurement period adjustment	3,974	—
Other, net (1)	7,217	(987)
Balance at end of period	$31,201	$14,563

(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the year.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $90.2 million at December 31, 2018 and $39.0 million at December 31, 2017. The outstanding balance of the Company’s PCI loan portfolio totaled $113.5 million at December 31, 2018 and $47.9 million at December 31, 2017. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $2.0 billion and $892.4 million at December 31, 2018 and 2017, respectively; the remaining discount on these loans totaled $30.3 million and $13.7 million, respectively.

5. PREMISES AND EQUIPMENT

Amounts presented exclude discontinued operations. Refer to Note 18 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data", of this Form 10-K for further discussion regarding discontinued operations.

The Company’s premises and equipment as of December 31, 2018 and 2017 are as follows (dollars in thousands):

	2018	2017
Land	$41,494	$29,706
Land improvements and buildings	119,649	99,199
Leasehold improvements	10,266	9,712
Furniture and equipment	62,154	56,000
Construction in progress	6,956	8,509
Total	240,519	203,126
Less accumulated depreciation and amortization	93,552	83,522
Bank premises and equipment, net	$146,967	$119,604

Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $13.6 million, $10.9 million, and $9.8 million, respectively. Amortization of the fair value mark related to acquired buildings for the year ended December 31, 2018 was $228,000; there was no amortization in prior years. Future minimum rental payments required under non-cancelable operating leases for premises that have initial or remaining terms in excess of one year as of December 31, 2018 are as follows for the years ending (dollars in thousands):

2019	$11,805
2020	10,061
2021	8,273
2022	7,032
2023	6,270
Thereafter	18,329
Total of future payments	$61,770

The leases contain options to extend for periods up to 20 years. Rental expense for the years ended December 31, 2018, 2017, and 2016 totaled $9.2 million, $5.9 million, and $6.1 million, respectively. Amortization of the fair value mark related to leases for the year ended December 31, 2018 was $130,000; there was no amortization in prior years.

6. INTANGIBLE ASSETS

During 2018, the Company acquired Xenith, DHFB, and OAL as part of the Company's strategic growth plan. The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years, using an accelerated method. Other intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 10 years, using a straight-line method. Refer to Note 2 "Acquisitions & Dispositions" for further information regarding intangible assets.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2018 and wrote off goodwill in the amount of $864,000 related to the wind down of UMG which is now included in discontinued operations.

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2018
Amortizable core deposit intangibles	$95,152	$57,293	$37,859
Other amortizable intangibles	12,695	1,870	10,825
December 31, 2017
Amortizable core deposit intangibles	$56,046	$45,193	$10,853
Other amortizable intangibles	4,715	765	3,950

Amortization expense of intangibles for the years ended December 31, 2018, 2017, and 2016 totaled $12.8 million, $6.1 million, and $7.2 million, respectively. As of December 31, 2018, the estimated remaining amortization expense of intangibles for the years ended is as follows (dollars in thousands):

2019	$11,092
2020	9,228
2021	7,438
2022	5,864
2023	4,871
Thereafter	10,192
Total estimated amortization expense	$48,685

7. DEPOSITS

The major types of interest-bearing deposits are as follows for the years ended December 31, (dollars in thousands):

	2018	2017
Interest-bearing deposits:
NOW accounts	$2,288,523	$1,929,416
Money market accounts	2,875,301	1,685,174
Savings accounts	622,823	546,274
Time deposits of $250,000 and over	292,224	226,205
Other time deposits	1,797,482	1,102,441
Total interest-bearing deposits	$7,876,353	$5,489,510

As of December 31, 2018, the scheduled maturities of time deposits are as follows for the years ended December 31, (dollars in thousands):

2019	$1,197,966
2020	558,280
2021	140,717
2022	107,898
2023	84,837
Thereafter	8
Total scheduled maturities of time deposits	$2,089,706

The amount of time deposits held in CDARS accounts was $118.3 million and $13.9 million as of December 31, 2018 and 2017, respectively. These deposits had a maturity of less than one year.

The Company classifies deposit overdrafts as loans held for investment within the "Consumer and all other" category. As of December 31, 2018 and 2017, these deposits totaled $2.0 million and $1.3 million, respectively.

8. BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Securities sold under agreements to repurchase	$39,197	$49,152
FHLB advances	1,043,600	745,000
Other short-term borrowings	5,000	—
Total short-term borrowings	$1,087,797	$794,152

Maximum month-end outstanding balance	$1,087,797	$794,152
Average outstanding balance during the period	968,014	602,553
Average interest rate	1.91%	1.00%
Average interest rate at end of period	2.43%	1.32%

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $382.0 million and $227.0 million at December 31, 2018 and 2017 respectively. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both December 31, 2018 and 2017. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants as of December 31, 2018. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $4.0 billion and $2.7 billion at December 31, 2018 and 2017, respectively.

Long-term Borrowings

In connection with several previous bank acquisitions, the Company issued and acquired trust preferred capital notes of $58.5 million and $32.0 million, respectively. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired trust preferred capital notes totaling $55.0 million with a fair value discount of $9.9 million. The remaining fair value discount on all acquired trust preferred capital notes was $15.7 million at December 31, 2018. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes. The Company's trust preferred capital notes consist of the following as of December 31, 2018:

	Trust Preferred Capital Securities(1)	Investment(1)	Spread to 3-Month LIBOR	Rate(2)	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	5.56%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	4.21%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	5.54%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	5.91%	6/26/2033
Gateway Capital Statutory Trust I	8,000,000	248,000	3.10%	5.91%	9/17/2033
Gateway Capital Statutory Trust II	7,000,000	217,000	2.65%	5.46%	6/17/2034
Gateway Capital Statutory Trust III	15,000,000	464,000	1.50%	4.31%	5/30/2036
Gateway Capital Statutory Trust IV	25,000,000	774,000	1.55%	4.36%	7/30/2037
Total	$145,500,000	$4,504,000

(1) The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company's junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company's investment in the trusts is reported in "Other Assets" on the Consolidated Balance Sheets.
(2) Rate as of December 31, 2018.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with an initial fixed interest rate of 5.00% through December 15, 2021. The interest rate then changes to a floating rate of LIBOR plus 3.175% through its maturity date in December 15, 2026. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired $8.5 million of subordinated notes with a fair value premium of $259,000, which was $154,000 at December 31, 2018. The acquired subordinated notes have a fixed interest rate of 6.75% and a maturity date of June 30, 2025. At December 31, 2018 and 2017, the contractual principal reported for all subordinated notes was $158.5 million and $150.0 million respectively, with a remaining issuance discount of $1.6 million and $1.8 million, respectively. The subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with the acquired subordinated notes and was considered to be in compliance with these covenants as of December 31, 2018.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings on the Company’s Consolidated Balance Sheets. In accordance with ASC 470-50, Modifications and Extinguishments, the Company is amortizing this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings on the Company’s Consolidated Statements of Income. Amortization expense for the years ended December 31, 2018, 2017, and 2016 was $2.0 million, $1.9 million, and $1.9 million, respectively.

As of December 31, 2018, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	3.25%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	3.26%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	3.26%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	3.26%	11/23/2022	10,000
Fixed Rate Convertible	—	1.78%	10/26/2028	200,000
Fixed Rate Hybrid	—	2.37%	10/10/2019	25,000
Fixed Rate Hybrid	—	1.58%	5/18/2020	20,000
				$385,000
(1) Interest rates calculated using non-rounded numbers.

As of December 31, 2017, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	2.13%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	2.15%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	2.15%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	2.15%	11/23/2022	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
Fixed Rate Hybrid	—	1.58%	5/18/2020	20,000
				$200,000
(1) Interest rates calculated using non-rounded numbers.

For information on the carrying value of loans and securities pledged as collateral on FHLB advances as of December 31, 2018 and 2017, refer to Note 9 "Commitments and Contingencies".

As of December 31, 2018, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Notes	FHLB Advances	Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
2019	$—	$—	$25,000	$(862)	$(2,018)	$22,120
2020	—	—	20,000	(936)	(2,074)	16,990
2021	—	—	—	(1,006)	(2,119)	(3,125)
2022	—	—	140,000	(1,029)	(1,707)	137,264
2023	—	—	—	(1,051)	—	(1,051)
Thereafter	150,004	158,500	200,000	(12,221)	—	496,283
Total Long-term borrowings	$150,004	$158,500	$385,000	$(17,105)	$(7,918)	$668,481

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss rates, current economic conditions, risk ratings, and past due status among other factors in the consideration of whether credit losses are inherent in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve that includes balances relating to mortgage loans previously sold based on historical statistics and loss rates. As of December 31, 2018 and 2017, the Company's reserves for off-balance sheet credit risk and indemnification were $1.4 million and $795,000, respectively, and includes discontinued operations. Refer to Note 18 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data", of this Form 10-K for further discussion regarding discontinued operations.

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

The following table presents the balances of commitments and contingencies as of December 31, (dollars in thousands):

	2018	2017
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$3,167,085	$2,192,812
Standby letters of credit	167,597	127,435
Total commitments with off-balance sheet risk	$3,334,682	$2,320,247
(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended December 31, 2018 and 2017, the aggregate amount of daily average required reserves were approximately $58.0 million and $77.9 million, respectively, and was satisfied by deposits maintained with the Federal Reserve Bank.

As of December 31, 2018, the Company had approximately $18.9 million in deposits in other financial institutions, of which $13.5 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $3.7 million and $12.3 million in deposits in other financial institutions that were uninsured at December 31, 2018 and 2017, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 10 “Derivatives” for additional information.

As part of the Company's liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at December 31, 2018 and 2017 (dollars in thousands):

	Pledged Assets as of December 31, 2018
	Cash	AFS Securities(1)	HTM Securities(1)	Loans(2)	Total
Public deposits	$—	$293,169	$7,407	$—	$300,576
Repurchase agreements	—	55,269	—	—	55,269
FHLB advances	—	488	—	3,337,289	3,337,777
Derivatives	13,509	1,938	—	—	15,447
Other purposes	—	23,217	—	—	23,217
Total pledged assets	$13,509	$374,081	$7,407	$3,337,289	$3,732,286
(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2017
	Cash	AFS Securities(1)	HTM Securities(1)	Loans(2)	Total
Public deposits	$—	$242,472	$197,482	$—	$439,954
Repurchase agreements	—	77,942	—	—	77,942
FHLB advances	—	878	—	2,390,509	2,391,387
Derivatives	23,870	3,656	—	—	27,526
Other purposes	—	15,043	—	—	15,043
Total pledged assets	$23,870	$339,991	$197,482	$2,390,509	$2,951,852
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

Cash Flow Hedges
The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings such as trust preferred capital notes, FHLB borrowings and certain prime based and commercial loans. The Company uses interest rate swap agreements as part of its hedging strategy by exchanging a notional amount, equal to the principal amount of the borrowings or commercial loans, for fixed-rate interest based on benchmarked interest rates. The original terms and conditions of the interest rate swaps vary and range in length with a maximum hedging time through November 2022. Amounts receivable or payable are recognized as accrued under the terms of the agreements.

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

On June 13, 2016, the Company terminated three interest rate swaps designated as cash flow hedges prior to their respective maturity dates. The unrealized gain of $1.3 million within accumulated other comprehensive income will be reclassified into earnings over a three-year period, the term of the hedged item, using the effective interest method. The estimated net amount of gains expected to be reclassified into earnings within the next twelve months is $297,000.

Fair Value Hedge
Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. For the years ended December 31, 2018 and 2017, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $87.6 million and $81.0 million, respectively, and the fair value of the related hedged items was an unrealized loss of $1.6 million and $1.2 million, respectively.

AFS Securities: During the fourth quarter 2018, the Company entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate available for sale securities. For the year ended December 31, 2018, the aggregate notional amount of the related hedged items of the available for sale securities totaled $50.0 million and the fair value of the related hedged items was an unrealized loss of $1.4 million.

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

The market values of rate lock commitments and best efforts forward delivery commitments is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close.  The fair value of the rate lock commitments is reported as a component of “Assets of discontinued operations" on the Company’s Consolidated Balance Sheets; the fair value of the Company’s best efforts forward delivery commitments is recorded as a component of “Liabilities of discontinued operations” on the Company’s Consolidated Balance Sheets. Any impact to income is recorded in current period earnings as a component of “Income (loss) on discontinued operations” on the Company’s Consolidated Statements of Income. At December 31, 2018, there were no outstanding rate lock commitments due to the wind down of UMG throughout 2018.

The following table summarizes key elements of the Company’s derivative instruments as of December 31, 2018 and 2017, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	December 31, 2018			December 31, 2017
		Derivative (2)			Derivative (2)
	Notional or Contractual Amount (1)	Assets	Liabilities	Notional or Contractual Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$152,500	$—	$4,786	$152,500	$49	$8,005
Fair value hedges	137,596	1,872	1,684	80,973	1,598	76
Derivatives not designated as accounting hedges:
Loan Swaps
Pay fixed-receive floating interest rate swaps	878,446	10,120	9,306	529,736	—	1,350
Pay floating-receive fixed interest rate swaps	878,446	9,306	10,120	529,736	1,350	—
Other contracts:
Interest rate lock commitments	—	—	—	34,314	559	—
Best efforts forward delivery commitments	—	—	—	73,777	12	—

(1) Notional amounts are not recorded on the Company's Consolidated Balance Sheet and are generally used only as a basis on which interest and other payments are determined.
(2) Balances represent fair value of derivative financial instruments.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of December 31, 2018 (dollars in thousands):

	December 31, 2018
	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$224,241	$1,399
Loans	87,596	(1,572)

 (1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2018, the amortized cost basis of this portfolio was $224 million, the amount of the designated hedged item was $50 million, and the cumulative basis adjustment associated with this hedge was $1.4 million.
(2) Carrying value represents amortized cost.

11. STOCKHOLDERS' EQUITY

Serial Preferred Stock
The Company has the authority to issue up to 500,000 shares of serial preferred stock with a par value of $10.00 per share. As of December 31, 2018 and December 31, 2017, the Company had no shares issued or outstanding.

Accumulated Other Comprehensive Income (Loss)
The change in accumulated other comprehensive income (loss) for the year ended December 31, 2018 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedges	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2017	$1,874	$2,705	$(4,361)	$(1,102)	$(884)
Transfer of HTM securities to AFS securities(1)	2,785	(2,785)	—	—	—
Cumulative effects from adoption of new accounting standards (2) (3)	465	583	(1,094)	—	(46)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(10,711)	—	1,087	—	(9,624)
Amounts reclassified from AOCI into earnings	(362)	(408)	975	76	281
Net current period other comprehensive income (loss)	(11,073)	(408)	2,062	76	(9,343)
Balance - December 31, 2018	$(5,949)	$95	$(3,393)	$(1,026)	$(10,273)
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
(2) During the second quarter of 2018, the Company adopted ASU No. 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." As part of this adoption, the Company reclassified approximately $107,000 of these amounts from AOCI to retained earnings.
(3) During the first quarter of 2018, the Company adopted ASU No. 2016-01 "Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities." As part of this adoption, the Company reclassified approximately $61,000 of these amounts from AOCI to retained earnings.

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2017 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedges	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2016	$(542)	$3,377	$(5,179)	$(1,465)	$(3,809)
Other comprehensive income (loss)	2,936	—	(44)	—	2,892
Amounts reclassified from accumulated other comprehensive income	(520)	(672)	862	363	33
Net current period other comprehensive income (loss)	2,416	(672)	818	363	2,925
Balance - December 31, 2017	$1,874	$2,705	$(4,361)	$(1,102)	$(884)

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2016 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedges	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2015	$7,777	$4,432	$(5,957)	$—	$6,252
Other comprehensive income (loss)	(8,186)	—	270	(1,728)	(9,644)
Amounts reclassified from accumulated other comprehensive income	(133)	(1,055)	508	263	(417)
Net current period other comprehensive income (loss)	$(8,319)	$(1,055)	$778	$(1,465)	$(10,061)
Balance - December 31, 2016	$(542)	$3,377	$(5,179)	$(1,465)	$(3,809)

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

As of December 31, 2018, the most recent notification from the Federal Reserve Bank categorized the Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios are also presented in the following table at December 31, 2018 and 2017 (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes		Required in Order to Be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$1,106,871	9.93%	$501,608	4.50%	NA	NA
Union Bank & Trust	1,378,039	12.40%	500,224	4.50%	722,546	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	1,236,709	11.09%	668,817	6.00%	NA	NA
Union Bank & Trust	1,378,039	12.40%	666,965	6.00%	889,287	8.00%
Total capital to risk weighted assets:
Consolidated	1,435,711	12.88%	891,753	8.00%	NA	NA
Union Bank & Trust	1,419,984	12.77%	889,289	8.00%	1,111,612	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	1,236,709	9.71%	509,678	4.00%	NA	NA
Union Bank & Trust	1,378,039	10.84%	508,412	4.00%	635,515	5.00%
As of December 31, 2017
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$737,204	9.04%	$367,073	4.50%	NA	NA
Union Bank & Trust	947,432	11.66%	365,616	4.50%	528,111	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	826,979	10.14%	489,428	6.00%	NA	NA
Union Bank & Trust	947,432	11.66%	487,488	6.00%	649,983	8.00%
Total capital to risk weighted assets:
Consolidated	1,013,788	12.43%	652,573	8.00%	NA	NA
Union Bank & Trust	986,040	12.14%	649,983	8.00%	812,478	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	826,979	9.42%	351,230	4.00%	NA	NA
Union Bank & Trust	947,432	10.82%	350,126	4.00%	437,657	5.00%

In July 2013, the FRB issued a final rule that makes technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The phase-in period for the final rules began on January 1, 2015, with full compliance with the final rules to be phased in by January 1, 2019. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” section “Capital Resources” in this Form 10-K for additional information.

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

Derivative instruments
 As discussed in Note 10 “Derivatives,” the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No material differences were identified during the validation as of December 31, 2018 and 2017. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

In the second quarter of 2018, the Bank announced that it had entered into an agreement with a third-party mortgage company to allow TFSB to offer residential mortgages from certain Bank locations on the terms and conditions set forth in the agreement. Concurrently with this arrangement, the Bank began the process of winding down the operations of UMG, the Company's reportable mortgage segment. Prior to this announcement, during the normal course of business, the Company entered into interest rate lock commitments related to the origination of mortgage loans held for sale, as well as best effort forward delivery commitments to mitigate interest rate risk; these instruments were recorded at estimated fair value based on the value of the underlying loan, which in turn was based on quoted prices for similar loans in the secondary market. This value, however, was adjusted by a pull-through rate, which considered the likelihood that the loan in a lock position would ultimately close. The pull-through rate was derived from the Company’s internal data and was adjusted using significant management judgment. The pull-through rate was largely dependent on the loan processing stage that a loan was currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative resulted in positive fair value adjustments, while a decrease in the pull-through rate resulted in a negative fair value adjustment. As a result of the UMG wind down, at December 31, 2018, the Company had no interest rate locks. Interest rate locks had a weighted average pull-through rate of approximately 80% as of December 31, 2017. Interest rate lock commitments as of December 31, 2017 were reported as a component of "Assets of discontinued operations" in the Company’s Consolidated Balance Sheets.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2018 and 2017.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

Loans held for sale
Loans held for sale are carried at fair value. These loans consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As a result of the UMG wind down, at December 31, 2018, the Company had no loans held for sale. Loans held for sale at December 31, 2017 are included in "Assets of discontinued operations" on the Company's Consolidated Balance Sheets. Refer to Note 18 "Segment Reporting & Discontinued Operations" for further discussion.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 (dollars in thousands):

	Fair Value Measurements at December 31, 2018 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
Obligations of states and political subdivisions	$—	$468,491	$—	$468,491
Corporate bonds	—	167,696	—	167,696
Mortgage-backed securities	—	1,129,865	—	1,129,865
Other securities	—	8,769	—	8,769
Derivatives:
Interest rate swap	—	19,426	—	19,426
Fair value hedges	—	1,872	—	1,872
LIABILITIES
Derivatives:
Interest rate swap	$—	$19,426	$—	$19,426
Cash flow hedges	—	4,786	—	4,786
Fair value hedges	—	1,684	—	1,684

	Fair Value Measurements at December 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
Obligations of states and political subdivisions	$—	$301,824	$—	$301,824
Corporate bonds	—	113,880	—	113,880
Mortgage-backed securities	—	548,858	—	548,858
Other securities	—	9,660	—	9,660
Loans held for sale	—	40,662	—	40,662
Derivatives:
Interest rate swap	—	1,350	—	1,350
Cash flow hedges	—	49	—	49
Fair value hedges	—	1,598	—	1,598
Interest rate lock commitments	—	—	559	559
Best efforts forward delivery commitments	—	—	12	12
LIABILITIES
Derivatives:
Interest rate swap	$—	$1,350	$—	$1,350
Cash flow hedges	—	8,005	—	8,005
Fair value hedges	—	76	—	76

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

Impaired loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). For the years ended December 31, 2018 and 2017, the Level 3 weighted average adjustments related to impaired loans were 5.3% and 3.0%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Foreclosed Properties & Former Bank Premises
Foreclosed properties and former bank premises are evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Fair values of foreclosed properties and former bank premises are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. For the years ended December 31, 2018 and 2017, the Level 3 weighted average adjustments related to foreclosed property were approximately 3.7% and 22.5%, respectively. For the years ended December 31, 2018 and 2017, there were no Level 3 weighted average adjustments related to bank premises.

Total valuation expenses related to foreclosed properties for the years ended December 31, 2018, 2017, 2016 were $1.3 million, $1.6 million, and $1.0 million, respectively. Total valuation expenses related to former bank premises for the years ended December 31, 2018, 2017 and 2016 were $0, $339,000 and $0, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at December 31, 2018 and 2017 (dollars in thousands):

	Fair Value Measurements at December 31, 2018 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$3,734	$3,734
Foreclosed properties	—	—	6,722	6,722
Former bank premises	—	—	2,090	2,090

	Fair Value Measurements at December 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$3,229	$3,229
Foreclosed properties	—	—	5,253	5,253
Former bank premises	—	—	1,383	1,383
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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2018 and 2017.

Loans
With the adoption of ASU No. 2016-01 during the first quarter of 2018, the fair value of loans at December 31, 2018 were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans. At December 31, 2017, the fair value of performing loans were estimated by discounting expected future cash flows using a yield curve that is constructed by adding a loan spread to a market yield curve. Loan spreads are based on spreads currently observed in the market for loans of similar type and structure. Fair value for impaired loans and their respective level within the fair value hierarchy are described in the previous disclosure related to fair value measurements of assets that are measured on a nonrecurring basis.

Bank owned life insurance
The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.

Deposits
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. With the adoption of ASU No. 2016-01 during the first quarter of 2018, the fair value of certificates of deposits at December 31, 2018 were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period. At December 31, 2017, the fair value of certificates of deposit was estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowings
The carrying value of the Company’s repurchase agreements is a reasonable estimate of fair value. With the adoption of ASU No. 2016-01 during the first quarter of 2018, subordinated debt and trust preferred cash flows at December 31, 2018 are forecasted at the stated coupon rate and discounted back to the measurement date using the prevailing market rate. The prevailing market rate is based on implied market yields for recently issued debt with similar durations by institutions of similar size. Other borrowings, including subordinated debt and trust preferred at December 31, 2017 are discounted using the current yield curve for the same type of borrowing. For borrowings with embedded optionality, a third-party source is used to value the instrument.

Accrued interest
 The carrying amounts of accrued interest approximate fair value.

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2018 and 2017 are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2018 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$261,199	$261,199	$—	$—	$261,199
AFS securities	1,774,821	—	1,774,821	—	1,774,821
HTM securities	492,272	—	499,501	—	499,501
Restricted stock	124,602	—	124,602	—	124,602
Net loans	9,675,162	—	—	9,534,717	9,534,717
Derivatives:
Interest rate swap	19,426	—	19,426	—	19,426
Fair value hedges	1,872	—	1,872	—	1,872
Accrued interest receivable	46,062	—	46,062	—	46,062
BOLI	263,034	—	263,034	—	263,034

LIABILITIES
Deposits	$9,970,960	$—	$9,989,788	$—	$9,989,788
Borrowings	1,756,278	—	1,742,038	—	1,742,038
Accrued interest payable	5,284	—	5,284	—	5,284
Derivatives:
Interest rate swap	19,426	—	19,426	—	19,426
Cash flow hedges	4,786	—	4,786	—	4,786
Fair value hedges	1,684	—	1,684	—	1,684

		Fair Value Measurements at December 31, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$199,373	$199,373	$—	$—	$199,373
AFS securities	974,222	—	974,222	—	974,222
HTM securities	199,639	—	203,483	—	203,483
Restricted stock	75,283	—	75,283	—	75,283
Loans held for sale	40,662	—	40,662	—	40,662
Net loans	7,103,344	—	—	7,117,593	7,117,593
Derivatives:
Interest rate swap	1,350	—	1,350	—	1,350
Cash flow hedges	49	—	49	—	49
Fair value hedges	1,598	—	1,598	—	1,598
Interest rate lock commitments	559	—	—	559	559
Best efforts forward delivery commitments	12	—	—	12	12
Accrued interest receivable	26,427	—	26,427	—	26,427
BOLI	182,854	—	182,854	—	182,854
LIABILITIES
Deposits	$6,991,718	$—	$6,977,845	$—	$6,977,845
Borrowings	1,219,414	—	1,198,645	—	1,198,645
Accrued interest payable	2,538	—	2,538	—	2,538
Derivatives:
Interest rate swap	1,350	—	1,350	—	1,350
Cash flow hedges	8,005	—	8,005	—	8,005
Fair value hedges	76	—	76	—	76

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

14. REVENUE

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” ("Topic 606"), and all subsequent amendments to the ASU No. 2014-09. Using Topic 606 guidelines and other authoritative guidance, the Company concluded that Topic 606 applies to noninterest income excluding out of scope revenue such as mortgage banking income, gains on securities transactions, and trading revenue (i.e., derivatives).

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

The majority of the Company’s noninterest income comes from short term contracts associated with fees for services provided on deposit accounts, credit cards, and wealth management accounts and is being accounted for in accordance with Topic 606. Typically, the duration of a contract does not extend beyond the services performed; therefore, the Company concluded that discussion regarding contract balances is immaterial. Additionally, due to the short duration of most customer contracts the revenue from which constitutes noninterest income, the Company will not need to make many judgments that would affect the amount and timing of revenue.

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

Noninterest income disaggregated by major source, for the years ended December 31, 2018, 2017, and 2016, consisted of the following (dollars in thousands):

	2018	2017	2016
Noninterest income:
Deposit Service Charges (1):
Overdraft fees, net	$21,052	$15,788	$15,082
Maintenance fees & other	4,387	3,062	3,086
Other service charges and fees (1)	5,603	4,593	4,445
Interchange fees, net (1)	18,803	14,974	14,058
Fiduciary and asset management fees (1):
Trust asset management fees	5,536	5,128	4,812
Registered advisor management fees, net	6,589	2,692	1,554
Brokerage management fees, net	4,025	3,425	3,833
Gains (losses) on securities transactions, net	383	800	205
Bank owned life insurance income	7,198	6,144	5,513
Loan-related interest rate swap fees	3,554	3,051	4,254
Gain on Shore Premier sale	19,966	—	—
Other operating income (2)	7,145	2,772	3,007
Total noninterest income (3)	$104,241	$62,429	$59,849

(1) Income within scope of Topic 606.
(2) Includes income within the scope of Topic 606 of $4.4 million, $2.3 million, and $2.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. The remaining balance is outside the scope of Topic 606.
(3) Noninterest income for the discontinued mortgage segment is reported in Note 18, "Segment Reporting & Discontinued Operations."

15. EMPLOYEE BENEFITS AND STOCK BASED COMPENSATION

The Company has a 401(k) Plan designed to qualify under Section 401 of the Code that allows employees to defer a portion of their salary compensation as savings for retirement. The 401(k) Plan provides for the Company to match employee contributions based on each employee’s elected contribution percentage. For each employee’s 1% through 3% dollar contributions, the Company will match 100% of such dollar contributions, and for each employee’s 4% through 5% dollar contributions, the Company will match 50% of such dollar contributions. All employees are eligible to participate in the 401(k) Plan after meeting minimum age and period of service requirements. The Company also has an ESOP. All full and part-time employees of the Company with 1,000 hours of service are eligible to participate in the ESOP plan. The Company makes discretionary profit-sharing contributions into the 401(k) Plan, ESOP, and in cash bonus payments. Company discretionary contributions to both the 401(k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vest according to the respective plan's vesting schedule. Employee contributions to the ESOP are not allowed.

Amounts presented include discontinued operations. Refer to Note 18 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data", of this Form 10-K for further discussion regarding discontinued operations.

The following 401(k) Plan match and other discretionary contributions were made to the Company’s employees, in accordance with the plans described above, in 2018, 2017, and 2016 (dollars in thousands):

	2018	2017	2016
401(k) Plan	$4,592	$3,505	$3,263
ESOP	1,005	1,255	1,425
Cash	1,509	1,461	1,496
Total	$7,106	$6,221	$6,184

The Company maintains certain deferred compensation arrangements with employees and certain current and former members of the Bank’s Boards of Directors. Under these deferred compensation plans, the Company had an obligation of $11.8 million at December 31, 2018 and $11.1 million at December 31, 2017, The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations.

On January 29, 2015, the Company’s Board of Directors adopted the Union Bankshares Corporation Stock and Incentive Plan (the “Amended and Restated SIP”), which amended and restated the former equity compensation plan (the “2011 Plan”). The Amended and Restated SIP became effective on April 21, 2015 upon shareholder approval. The Company may grant awards under the amended plan until April 20, 2025. The Amended and Restated SIP amended the 2011 Plan to, among other things, increase the maximum number of shares of the Company’s common stock issuable under the plan from 1,000,000 to 2,500,000 and add non-employee directors of the Company and certain subsidiaries, as well as regional advisory boards, as potential participants in the plan. The increase in shares in the Amended and Restated SIP includes shares that had been granted previously under the 2011 Plan. As of December 31, 2018, there were 1,300,663 shares available for future issuance in the Amended and Restated SIP.

The Amended and Restated SIP provides for the granting of stock-based awards to key employees and non-employee directors of the Company and its subsidiaries in the form of: (i) stock options; (ii) restricted stock awards (“RSAs”), (iii) restricted stock units (“RSUs”), (iv) stock awards; (v) performance share units (“PSUs”); and performance cash awards. The Company issues new shares to satisfy stock-based awards. For option awards, the option price cannot be less than the fair market value of the stock on the grant date. Stock option awards have a maximum term of ten years from the date of grant, and generally become exercisable over a 5-year period beginning on the first anniversary of the date of grant. No stock options have been granted since February 2012. RSAs and PSUs typically have vesting schedules over three to four-year periods and the expense is recognized over the vesting period.

For the years ended December 31, 2018, 2017, and 2016, the Company recognized stock-based compensation expense (included in salaries and benefits expense) (dollars in thousands, except per share data) as follows:

	Year Ended December 31,
	2018	2017	2016
Stock-based compensation expense	$6,132	$4,648	$3,270
Reduction of income tax expense	1,287	1,467	1,104
Per share compensation cost	$0.07	$0.06	$0.05

Stock Options

The following table summarizes the stock option activity during the year ended December 31, 2018:

	Stock Options (shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	121,743	$13.93
Granted	—	—
Exercised	(72,743)	13.51
Forfeited	—	—
Expired	(1,415)	18.10
Outstanding as of December 31, 2018	47,585	14.44	2.54	$656,238
Exercisable as of December 31, 2018	47,585	14.44	2.54	656,238

During the year ended December 31, 2018, there were 72,743 stock options exercised with a total intrinsic value (the amount by which the stock price exceeded the exercise price) and fair value of approximately $1.9 million and $2.8 million, respectively. Cash received from the exercise of stock options for the year ended December 31, 2018 was approximately $983,000, and the tax benefit realized from tax deductions associated with options exercised during the year was approximately $390,000.

As of December 31, 2018, all stock options were fully vested. The total intrinsic value of all stock options outstanding was $656,000 as of December 31, 2018.

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

Restricted Stock

The Amended and Restated SIP permits the granting of RSAs. Generally, RSAs vest 50% on each of the third and fourth anniversaries from the date of the grant. The value of the restricted stock awards was calculated by multiplying the fair market value of the Company’s common stock on the grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends for RSAs, if any. Nonvested shares of restricted stock are included in the computation of basic earnings per share.

The following table summarizes the restricted stock activity for the year ended December 31, 2018:

	Number of Shares of RSAs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2017	326,736	$27.68
Granted	212,749	37.36
Net settle for taxes	(38,700)	40.23
Vested	(113,023)	29.82
Forfeited	(12,348)	30.57
Unvested as of December 31, 2018	375,414	32.41

Performance Stock

PSUs are granted to certain employees at no cost to the recipient and are subject to vesting based on achieving certain performance metrics; the grant of PSUs is subject to approval by the Company’s Compensation Committee at its sole discretion. PSUs may be paid in cash or shares of common stock or a combination thereof. Holders of PSUs have no right to vote the shares represented by the units. In 2018, the PSUs awarded were market based awards with the number of PSUs ultimately earned based on the Company’s total shareholder return as measured over the performance period.

	Number of Shares of PSUs	Weighted Average Grant- Date Fair Value
Unvested as of December 31, 2017	134,350	$24.98
Granted	61,310	34.28
Net settle for taxes	(16,342)	38.64
Vested	(26,977)	14.32
Forfeited	(2,294)	37.19
Unvested as of December 31, 2018	150,047	31.67

During years ended December 31, 2018, 2017 and 2016 PSUs were awarded with a market based component based on total shareholder return. The fair value of each PSU granted is estimated on the date of grant using the Monte Carlo simulation lattice model that uses the assumptions noted in the following table:

	2018(5)	2017(5)	2016(5)
Dividend yield(1)	2.25%	2.15%	3.36%
Expected life in years(2)	2.86	2.85	2.85
Expected volatility(3)	23.47%	23.35%	22.16%
Risk-free interest rate(4)	2.38%	1.40%	0.83%

(1) Calculated as the ratio of the current dividend paid per the stock price on the date of grant.
(2) Represents the remaining performance period as of the grant date
(3) Based on the historical volatility for the period commensurate with the expected life of the PSUs.
(4) Based upon the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the grant date.
(5) Assumptions disclosed represent those used in the primary annual issuance.

The estimated unamortized compensation expense, net of estimated forfeitures, related to restricted stock and performance stock issued and outstanding as of December 31, 2018 that will be recognized in future periods is as follows (dollars in thousands):

	Restricted Stock	Performance Stock	Total
2019	$4,644	$1,267	$5,911
2020	3,047	709	3,756
2021	1,291	80	1,371
2022	227	—	227
Total	$9,209	$2,056	$11,265

At December 31, 2018, there was $11.3 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Amended and Restated SIP. The cost is expected to be recognized through 2022.

16. INCOME TAXES

The Company files income tax returns in the U.S., the Commonwealth of Virginia, and other states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2015.

On December 22, 2017, the Tax Act was signed into law. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. Among other things, the Tax Act permanently reduced the corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, companies were required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017. During 2017, the Company recorded $6.1 million in additional tax expense based on the Company's analysis of the impact of the Tax Act. As of December 31, 2018, the Company had to complete our accounting for all of the enactment-date income tax effects of the Tax Act. No additional adjustments related the Tax Act were recorded in 2018.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Deferred tax assets:
Allowance for loan losses	$19,369	$7,963
Benefit plans	3,925	2,511
Acquisition accounting	11,788	4,911
Stock grants	894	328
OREO	2,515	1,673
Securities available for sale	1,577	—
Prime loan swap	981	1,640
Investments in pass through entities	915	646
Net operating losses	66,037	3,624
Nonaccrual loans	3,990	—
Other	2,722	1,268
Total deferred tax assets	$114,713	$24,564
Deferred tax liabilities:
Acquisition accounting	$13,053	$5,923
Premises and equipment	3,877	3,600
Securities available for sale	25	1,479
Other	583	529
Total deferred tax liabilities	17,538	11,531
Net deferred tax asset	$97,175	$13,033

At December 31, 2018, the Company had federal net operating loss carryforwards of approximately $272.3 million, of which approximately $252.4 million under pre-2018 law can be carried forward 20 years, and $19.9 million that can be carried forward indefinitely. The Company also had state net operating loss carryforwards of approximately $267.3 million which will begin to expire after 2026. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies in accordance with ASC 740-10-30. Based on its latest analysis, at December 31, 2018, management concluded that it is more likely than not that the Company would be able to fully realize its deferred tax asset related to net operating losses generated at the federal and state level. A significant portion of the net operating losses were obtained in the acquisition of Xenith at the beginning of 2018.

The Bank is not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and have generated losses for state income tax purposes.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable ASC 740, Accounting for Uncertainty in Income Taxes, regulations.

The provision for income taxes charged to continuing operations for the years ended December 31, 2018, 2017, and 2016 consists of the following (dollars in thousands):

	2018	2017	2016
Current tax expense	$12,114	$27,255	$25,578
Deferred tax expense (benefit) (1)	17,902	5,535	366
Income tax expense	$30,016	$32,790	$25,944
         (1) The deferred tax expense for the year ended December 31, 2017 includes the impact of the Tax Act.
The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income for the years ended December 31, 2018, 2017, and 2016, due to the following (dollars in thousands):

	2018	2017	2016
Computed "expected" tax expense	$37,680	$36,738	$35,645
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(5,188)	(6,112)	(6,087)
Valuation allowance adjustment	—	(2,982)	—
Impact of the Tax Act	—	6,105	—
Other, net	(2,476)	(959)	(3,614)
Income tax expense	$30,016	$32,790	$25,944

The effective tax rates were 16.7%, 31.2%, and 25.5% for years ended December 31, 2018, 2017, and 2016, respectively. Tax credits totaled approximately $1.1 million, $858,000, and $2.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. The changes in the effective tax rates for 2018 and 2017 were primarily related to the impact of the Tax Act.

17. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

The following table presents earnings per share from continuing operations, discontinued operations and total net income available to common shareholders for the years ended December 31, (in thousands except per share data):

	2018	2017	2016
Net Income:
Income from continuing operations	$149,413	$72,176	$75,898
Income (loss) from discontinued operations	(3,165)	747	1,578
Net income available to common shareholders	$146,248	$72,923	$77,476

Weighted average shares outstanding, basic	65,859	43,699	43,784
Dilutive effect of stock awards and warrants	50	81	106
Weighted average shares outstanding, diluted	65,909	43,780	43,890

Basic EPS:
EPS from continuing operations	$2.27	$1.65	$1.73
EPS from discontinued operations	$(0.05)	$0.02	$0.04
EPS to common shareholders	$2.22	$1.67	$1.77

Diluted EPS:
EPS from continuing operations	$2.27	$1.65	$1.73
EPS from discontinued operations	$(0.05)	$0.02	$0.04
EPS to common shareholders	$2.22	$1.67	$1.77

18. SEGMENT REPORTING & DISCONTINUED OPERATIONS

On May 23, 2018, the Bank announced that it had entered into an agreement with a third-party mortgage company TFSB to allow TFSB to offer residential mortgages from certain Bank locations on the terms and conditions set forth in the agreement. Concurrently with this arrangement, the Bank began the process of winding down the operations of UMG, the Company's reportable mortgage segment. Effective at the close of business June 1, 2018, UMG was no longer originating mortgages in its name. The decision to exit the mortgage business was based on a number of strategic priorities and other factors, including the additional investment in the business required to achieve the necessary scale to be competitive. As a result of this decision, the community bank segment is the only remaining reportable segment and does not require separate reporting disclosures.

As of December 31, 2018, the Company's Consolidated Balance Sheets included assets from discontinued operations of $1.5 million, which did not include loans held for sale. The Company also reported $1.7 million as liabilities of discontinued operations.  As of December 31, 2017, the Company's Consolidated Balance Sheets included assets from discontinued operations of $44.7 million which included $40.7 million of loans held for sale. The Company also reported $3.7 million as liabilities of discontinued operations. Management believes there are no material on-going obligations with respect to the mortgage banking business that have not been recorded in the Company's consolidated financial statements.

The following table presents summarized operating results of the discontinued mortgage segment at December 31, 2018, 2017 and 2016, respectively (dollars in thousands):

	2018	2017	2016
Net interest income	$850	$1,150	$1,184
Provision for credit losses	(185)	(46)	217
Net interest income after provision for credit losses	1,035	1,196	967
Noninterest income	3,882	9,245	11,058
Noninterest expenses	9,197	9,097	9,613
Income before income taxes	(4,280)	1,344	2,412
Income tax expense (benefit)	(1,115)	597	834
Net income (loss) on discontinued operations	$(3,165)	$747	$1,578

19. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may have loans issued to its executive officers, directors, and principal shareholders. Pursuant to its policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability.

20. PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by Union Bankshares Corporation (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2018, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Parent Company without prior regulatory approval totaled approximately $220.5 million, or 11.46%, of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY
CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2018 and 2017
(Dollars in thousands)

	2018	2017
ASSETS
Cash	$3,681	$2,611
Premises and equipment, net	10,637	11,061
Other assets	13,386	15,036
Investment in subsidiaries	2,202,530	1,263,545
Total assets	$2,230,234	$1,292,253
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	5,000	—
Long-term borrowings	157,057	148,201
Trust preferred capital notes	134,342	86,819
Other liabilities	9,254	10,904
Total liabilities	305,653	245,924
Total stockholders' equity	1,924,581	1,046,329
Total liabilities and stockholders' equity	$2,230,234	$1,292,253

PARENT COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2018, 2017, and 2016
(Dollars in thousands)

	2018	2017	2016
Income:
Interest and dividend income	$—	$3	$23
Dividends received from subsidiaries	50,750	33,350	51,439
Other operating income	2,719	1,308	1,314
Total income	53,469	34,661	52,776
Expenses:
Interest expense	15,253	11,423	5,656
Other operating expenses	13,782	7,130	5,214
Total expenses	29,035	18,553	10,870
Income before income taxes and equity in undistributed net income from subsidiaries	24,434	16,108	41,906
Income tax benefit	(6,176)	(9,169)	(3,586)
Equity in undistributed net income from subsidiaries	115,638	47,646	31,984
Net income	$146,248	$72,923	$77,476
Comprehensive income	$136,905	$75,848	$67,415

PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018, 2017, and 2016
(Dollars in thousands)

	2018	2017	2016
Operating activities:
Net income	$146,248	$72,923	$77,476
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(115,638)	(47,646)	(31,984)
Depreciation of premises and equipment	424	439	438
Acquisition accounting amortization, net	636	260	247
Gain on sale of investment	(1,416)	—	—
Issuance of common stock grants for services	914	724	533
Net (increase) decrease in other assets	(584)	(4,167)	(2,402)
Net increase in other liabilities	(4,159)	5,283	5,533
Net cash and cash equivalents provided by operating activities	26,425	27,816	49,841
Investing activities:
Net increase in premises and equipment	—	(35)	(33)
Proceeds from sale of investment	3,761	—	—
Proceeds from (payments for) equity method investment	—	72	—
Payments for investments in and advances to subsidiaries	—	—	(125,000)
Repayment of investments in and advances to subsidiaries	—	—	540
Cash received in acquisitions	25,976	—	—
Net cash and cash equivalents provided by (used in) investing activities	29,737	37	(124,493)
Financing activities:
Repayments of short-term borrowings	5,000	—	—
Repayments of long-term borrowings	—	—	(7,500)
Proceeds from issuance of long-term borrowings	—	—	148,000
Cash dividends paid	(58,001)	(35,393)	(33,672)
Cancellation of warrants	(1,530)	—	—
Issuance (repurchase) of common stock	2,347	1,037	(31,295)
Vesting of restricted stock, including tax effects	(2,908)	(1,567)	(586)
Net cash and cash equivalents provided by (used in) financing activities	(55,092)	(35,923)	74,947
Net increase (decrease) in cash and cash equivalents	1,070	(8,070)	295
Cash and cash equivalents at beginning of the period	2,611	10,681	10,386
Cash and cash equivalents at end of the period	$3,681	$2,611	$10,681
Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for net assets in acquisition	$794,809	$—	$—

Transactions related to bank acquisition
Assets acquired	859,176	—	—
Liabilities assumed	64,367	—	—

21. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through February 27, 2019, the date the financial statements were available to be issued.

Access Acquisition

On February 1, 2019, the Company completed the acquisition of Access, pursuant to the Agreement and Plan of Reorganization dated as of October 4, 2018, as amended on December 7, 2018, including a related Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Access's common shareholders received 0.75 shares of the Company’s common stock in exchange for each share of Access common stock, with cash paid in lieu of fractional shares, resulting in the Company issuing 15,842,026 shares of common stock.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective on December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young’s report on the Company’s internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, the Company’s audit committee and the audit committee financial experts is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2019 Annual Meeting of Shareholders to be held May 2, 2019 (“Proxy Statement”), under the captions “Proposal 1 - Election of Seven Class II Directors,” “Proposal 2 - Election of One Class I Director ”, “Information About Directors Whose Terms Do Not Expire This Year” and “Corporate Governance, Board Leadership, and Board Diversity.” The executive officers of the Company, and their respective titles and principal occupations, are listed below:

Name (Age)	Title and Principal Occupation During at Least the Past Five Years

John C. Asbury (53)
Chief Executive Officer of the Company since January 2017 and President since October 2016; Chief Executive Officer of the Bank since October 2016 and President of the Bank from October 2016 until September 2017 and May to September 2018; President and Chief Executive Officer of First National Bank of Santa Fe from February 2015 until August 2016; Senior Executive Vice President and Head of the Business Services Group at Regions Bank from May 2010 until July 2014, after joining Regions Bank in March 2008 as Business Banking Division Executive; Senior Vice President at Bank of America in a variety of roles; joined the Company's Board of Directors in 2016.

Robert M. Gorman (60)
Executive Vice President and Chief Financial Officer of the Company since joining the Company in July 2012; Senior Vice President and Director of Corporate Support Services in 2011, and Senior Vice President and Strategic Financial Officer of SunTrust Banks, Inc., from 2002 to 2011; serves as a member of the Board of Directors of ODCM.

Maria P. Tedesco (58)
President of the Bank; most recently Chief Operating Officer for Retail at BMO Harris Bank based in Chicago from 2016 to 2018, where she was responsible for retail products, segments, customer experience, indirect auto, consumer lending, small business lending, business banking strategy, channels and risk; Senior Executive Vice President and Managing Director of the Retail Bank at Santander Bank, N.A., where she was responsible for leading the U.S. retail strategy and business channels, including branch network, online, mobile, investments, mortgage, call centers, ATMs, marketing, product marketing, customer experience and program management office; spent 19 years at Citizens Financial Group, Inc. ultimately becoming Group Executive Vice President and Executive Director of Retail Banking and Business Banking for the company.

David G. Bilko (60)
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

M. Dean Brown (54)
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

Loreen A. Lagatta (50)
Executive Vice President and Chief Human Resources Officer of the Company since 2015; Senior Vice President and Director of Human Resources of the Bank from 2011 to 2015; Director of Human Resources of Capital One Financial Corporation from June 2008 to October 2011; Vice President, Compensation - Brokerage Division of Wells Fargo Securities (formerly, Wachovia Corporation) from 2006 to June 2008; Vice President, Senior HR Business Partner - Alternative Investments of Citigroup Inc. from 2000 to 2006, and various positions with Citigroup, Inc. since 1991.

Shawn E. O’Brien (46)
Executive Vice President and Consumer Banking Group Executive of the Bank since February 2019; Executive Vice President, Consumer Segment Group and Business Planning for BBVA Compass Bank from 2013 to 2018; various positions at BBVA Compass Bank, including Deposit and Payment Products, Strategic Planning and Corporate Planning and Analysis, from 2005 to 2013; retail brand strategy and product management at Huntington National Bank from 1998 to 2005.

David V. Ring (55)
Executive Vice President and Commercial Banking Group Executive since joining the Company in September 2017; Executive Vice President and Executive Managing Director at Huntington National Bank from December 2014 to May 2017; Managing Director and Head of Enterprise Banking at First Niagara Financial Group from April 2011 to December 2014; various positions at Wells Fargo and predecessor banks from January 1996 to April 2011, including Wholesale Banking Executive for Virginia to Massachusetts at Wachovia and Greater New York & Connecticut Region Manager.

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

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, this information is incorporated by reference from the Proxy Statement under the caption “Ownership of Company Common Stock” and from Note 15 “Employee Benefits and Stock Based Compensation” contained in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

The following table summarizes information relating to the Company’s equity compensation plans, pursuant to which grants of options to acquire shares of common stock may be awarded from time to time, as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	47,585	$14.44	1,300,663

Total	47,585	$14.44	1,300,663

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

PART IV

ITEM 15. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8:
▪Reports of Independent Registered Public Accounting Firm;
▪Consolidated Balance Sheets - December 31, 2018 and 2017;
▪Consolidated Statements of Income - Years ended December 31, 2018, 2017, and 2016;
▪Consolidated Statements of Comprehensive Income Years ended December 31, 2018, 2017, and 2016;
▪Consolidated Statements of Changes in Stockholder's Equity - Years ended December 31, 2018, 2017, and 2016;
▪Consolidated Statements of Cash Flows - Years ended December 31, 2018, 2017, and 2016; and
▪Notes to Consolidated Financial Statements for the years ended December 31, 2018, 2017, and 2016.

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
2.01
Agreement and Plan of Reorganization, dated as of May 19, 2017, by and between Union Bankshares Corporation and Xenith Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 23, 2017)

2.02
Agreement and Plan of Reorganization, dated as of October 4, 2018, as amended on December 7, 2018, by and between Union Bankshares Corporation and Access National Corporation (incorporated by reference to Annex A to Form S-4/A Registration Statement filed on December 10, 2018; SEC file no. 333-228455)

3.01	Articles of Incorporation of Union Bankshares Corporation, as amended April 25, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 29, 2014)

3.02	Bylaws of Union Bankshares Corporation, as amended January 21, 2017 (incorporated by reference to Exhibit 3.02 to Annual Report on Form 10-K filed on February 28, 2017)

4.01
Subordinated Indenture, dated as of December 5, 2016, between Union Bankshares Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 5, 2016)

4.02
First Supplemental Indenture, dated as of December 5, 2016, between Union Bankshares Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on December 5, 2016)

4.03
Form of 5.00% Fixed-to-Floating Rate Subordinated Note due 2026 (included as Exhibit A in Exhibit 4.2 filed with, and incorporated herein by reference, to Current Report on Form 8-K filed December 5, 2016)

Certain instruments relating to long-term debt not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.01*
Amended and Restated Employment Agreement by and between Union Bankshares Corporation and G. William Beale, dated May 1, 2006 (incorporated by reference to Exhibit 10.02 to Annual Report on Form 10-K filed on March 16, 2009)

10.02*
Amended and Restated Management Continuity Agreement between Union First Market Bankshares Corporation and Robert M. Gorman, dated July 17, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 11, 2012)

10.03*
Employment Agreement by and between Union First Market Bankshares and Robert M. Gorman, dated July 17, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2012)

10.04*	Union Bankshares Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 99.0 to Form S-8 Registration Statement filed on March 23, 2004; SEC file no. 333-113839)

10.05*
Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015) (incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement filed on April 23, 2015; SEC file no. 333-203580)

10.06*
1995 Supplemental Compensation Agreement between Union Bank and Trust Company and G. William Beale, as amended, dated October 20, 2014 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on February 27, 2015)

10.07*
1995 Supplemental Compensation Agreement between Union Bank and Trust Company and Daniel I. Hansen, as amended, dated July 18, 1995 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on February 27, 2015)

10.08*
Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Union Bankshares Corporation, as restated effective January 1, 2008 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on February 27, 2015)

10.08.1*	Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Union Bankshares Corporation, effective January 1, 2019

10.09*
Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Union Bankshares Corporation, as restated effective January 1, 2008 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on February 27, 2015)

10.10*
Form of Time-Based Restricted Stock Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed on April 27, 2015)

10.11*	Form of Performance Share Unit Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K filed on April 27, 2015)

10.12*
Union Bankshares Corporation Executive Severance Plan (as amended and restated effective January 1, 2018) (incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K filed on September 26, 2017)

10.13*
Employment Agreement by and between Union Bankshares Corporation and John C. Asbury, dated August 23, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 24, 2016)

10.14*
Management Continuity Agreement by and between Union Bankshares Corporation and John C. Asbury, dated August 23, 2016 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K on August 24, 2016)

10.15*
Transition Agreement by and between Union Bankshares Corporation and G. William Beale, dated August 23, 2016 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 24, 2016)

10.16*	Schedule of Union Bankshares Corporation Non-Employee Directors' Annual Compensation

10.17*	Management Incentive Plan

10.18*	Union Bankshares Corporation Stock Ownership Policy, adopted January 1, 2018 (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K filed February 27, 2018)

10.19
Underwriting Agreement, dated January 24, 2018, by and among Union Bankshares Corporation, ACMO-HR, L.L.C., Carlyle Financial Services Harbor, L.P. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on January 26, 2018)

10.20*
Form of Performance Share Unit Agreement under Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 15, 2018) (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K filed February 27, 2018)

10.21*
Form of Time-Based Restricted Stock Agreement under Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 15, 2018) (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed February 27, 2018)

10.22
Form of Affiliate Agreement, dated October 4, 2018, by and between Union Bankshares Corporation, Access National Corporation and certain shareholders of Access National Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2018)

10.23
Form of Affiliate Agreement, dated October 4, 2018, by and between Union Bankshares Corporation, Access National Corporation and certain shareholders of Union Bankshares Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 5, 2018)

10.24*	Separation Agreement, dated January 31, 2019, among Michael W. Clarke, Access National Corporation and Access National Bank

10.25*
Consulting Agreement, dated as of February 1, 2019, by and between Union Bankshares Corporation and Michael W. Clarke (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed February 1, 2019)

10.26*
Access National Corporation 2017 Equity Compensation Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed on February 1, 2019; SEC file no. 333-228455)

10.27*
Access National Corporation 2009 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed on February 1, 2019; SEC file no. 333-228455)

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

101.00
Interactive data filed pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017, and 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016 and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2018, 2017, and 2016.

 * Indicates management contract.

ITEM 16. - FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union Bankshares Corporation

By:	/s/ John C. Asbury	Date: February 27, 2019
John C. Asbury
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2019.

Signature	Title

/s/ L. Bradford Armstrong	Director
L. Bradford Armstrong

/s/ John C. Asbury	Director, President, and Chief Executive Officer (principal executive officer)
John C. Asbury

/s/ Michael W. Clarke	Director
Michael W. Clarke

/s/ Glen C. Combs	Director
Glen C. Combs

/s/ Patrick E. Corbin	Director
Patrick E. Corbin

/s/ Beverley E. Dalton	Director
Beverley E. Dalton

/s/ Gregory L. Fisher	Director
Gregory L. Fisher

/s/ Robert M. Gorman	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
Robert M. Gorman

/s/ Daniel I. Hansen	Director
Daniel I. Hansen

/s/ Jan S. Hoover	Director
Jan S. Hoover

/s/ Patrick J. McCann	Director
Patrick J. McCann

/s/ W. Tayloe Murphy, Jr.	Director
W. Tayloe Murphy, Jr.

/s/ Alan W. Myers	Director
Alan W. Myers

/s/ Thomas P. Rohman	Director
Thomas P. Rohman

/s/ Linda V. Schreiner	Director
Linda V. Schreiner

/s/ Raymond D. Smoot, Jr.	Chairman of the Board of Directors
Raymond D. Smoot, Jr.

/s/ Thomas G. Snead, Jr.	Director
Thomas G. Snead, Jr.

/s/ Ronald L. Tillett	Vice Chairman of the Board of Directors
Ronald L. Tillett

/s/ Keith L. Wampler	Director
Keith L. Wampler

/s/ F. Blair Wimbush	Director
F. Blair Wimbush