Form 10-Q
period 2019-03-31
Union Bankshares Corp
filed 2019-05-07
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.33 per share	UBSH	The NASDAQ Global Select Market

Yes ☐ No ☒

The number of shares of common stock outstanding as of May 1, 2019 was 82,054,117.

UNION BANKSHARES CORPORATION
FORM 10-Q

Glossary of Acronyms and Defined Terms

2018 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2018
Access	–	Access National Corporation and its subsidiaries
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union Bank & Trust
BOLI	–	Bank-owned life insurance
bps	–	Basis points
CCPs	–	Central Counterparty Clearinghouses
CECL	–	Current expected credit losses
CME	–	Chicago Mercantile Exchange
the Company	–	Union Bankshares Corporation and its subsidiaries
DHFB	–	Dixon, Hubard, Feinour, & Brown, Inc.
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FCMs	–	Futures Commission Merchants
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Act	–	Federal Reserve Act of 1913, as amended
Federal Reserve Bank		Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FTE	–	Fully taxable equivalent
U.S. GAAP or GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
HTM	–	Held to maturity
IDC	–	Interactive Data Corporation
LCH	–	London Clearing House
LIBOR	–	London Interbank Offered Rate
MBS	–	Mortgage Backed Securities
MD&A	–	Management's Discussion and Analysis of Financial Condition and Results of Operations
NOW	–	Negotiable order of withdrawal
NPA	–	Nonperforming assets
OAL	–	Outfitter Advisors, Ltd.
OCI	–	Other comprehensive income
ODCM	–	Old Dominion Capital Management, Inc.
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCI	–	Purchased credit impaired
ROA	–	Return on average assets
ROE	–	Return on average common equity
ROTCE	–	Return on average tangible common equity
ROU Asset	–	Right of Use Asset
SEC	–	Securities and Exchange Commission
Securities Act	–	Securities Act of 1933, as amended
Shore Premier	–	Shore Premier Finance, a division of the Bank

Shore Premier sale	–	The sale of substantially all of the assets and certain specific liabilities of Shore Premier
Tax Act	–	Tax Cuts and Jobs Act of 2017
TDR	–	Troubled debt restructuring
TFSB	–	The Federal Savings Bank
UMG	–	Union Mortgage Group, Inc.
Xenith	–	Xenith Bankshares, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$165,041	$166,927
Interest-bearing deposits in other banks	116,900	94,056
Federal funds sold	1,652	216
Total cash and cash equivalents	283,593	261,199
Securities available for sale, at fair value	2,109,062	1,774,821
Securities held to maturity, at carrying value	559,380	492,272
Restricted stock, at cost	135,911	124,602
Loans held for sale, at fair value	28,712	—
Loans held for investment, net of deferred fees and costs	11,952,310	9,716,207
Less allowance for loan losses	40,827	41,045
Net loans held for investment	11,911,483	9,675,162
Premises and equipment, net	172,522	146,967
Goodwill	927,760	727,168
Amortizable intangibles, net	88,553	48,685
Bank owned life insurance	317,990	263,034
Other assets	361,580	250,210
Assets of discontinued operations	1,109	1,479
Total assets	$16,897,655	$13,765,599
LIABILITIES
Noninterest-bearing demand deposits	$2,964,113	$2,094,607
Interest-bearing deposits	9,525,217	7,876,353
Total deposits	12,489,330	9,970,960
Securities sold under agreements to repurchase	73,774	39,197
Other short-term borrowings	939,700	1,048,600
Long-term borrowings	739,629	668,481
Other liabilities	194,565	112,093
Liabilities of discontinued operations	1,192	1,687
Total liabilities	14,438,190	11,841,018
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding shares at March 31, 2019 and December 31, 2018, 82,037,354 and 65,977,149, respectively.	108,475	87,250
Additional paid-in capital	1,859,588	1,380,259
Retained earnings	483,005	467,345
Accumulated other comprehensive income (loss)	8,397	(10,273)
Total stockholders' equity	2,459,465	1,924,581
Total liabilities and stockholders' equity	$16,897,655	$13,765,599
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31, 2019	March 31, 2018
Interest and dividend income:
Interest and fees on loans	$144,115	$112,652
Interest on deposits in other banks	473	647
Interest and dividends on securities:
Taxable	13,081	7,072
Nontaxable	7,983	4,008
Total interest and dividend income	165,652	124,379
Interest expense:
Interest on deposits	24,430	11,212
Interest on short-term borrowings	6,551	4,249
Interest on long-term borrowings	7,124	5,446
Total interest expense	38,105	20,907
Net interest income	127,547	103,472
Provision for credit losses	3,792	3,524
Net interest income after provision for credit losses	123,755	99,948
Noninterest income:
Service charges on deposit accounts	7,158	5,894
Other service charges and fees	1,664	1,233
Interchange fees, net	5,045	4,489
Fiduciary and asset management fees	5,054	3,056
Mortgage banking income, net	1,454	—
Gains (losses) on securities transactions, net	151	213
Bank owned life insurance income	2,055	1,667
Loan-related interest rate swap fees	1,460	718
Other operating income	897	2,997
Total noninterest income	24,938	20,267
Noninterest expenses:
Salaries and benefits	48,007	40,741
Occupancy expenses	7,399	6,067
Furniture and equipment expenses	3,396	2,937
Printing, postage, and supplies	1,242	1,060
Communications expense	1,005	1,095
Technology and data processing	5,676	4,560
Professional services	2,958	2,554
Marketing and advertising expense	2,383	1,436
FDIC assessment premiums and other insurance	2,639	2,185
Other taxes	3,764	2,886
Loan-related expenses	2,289	1,315
OREO and credit-related expenses	684	1,532
Amortization of intangible assets	4,218	3,181
Training and other personnel costs	1,144	1,006
Merger-related costs	18,122	27,712
Other expenses	1,802	1,476
Total noninterest expenses	106,728	101,743
Income from continuing operations before income taxes	41,965	18,472
Income tax expense	6,249	1,897
Income from continuing operations	35,716	16,575

	Three Months Ended
	March 31, 2019	March 31, 2018
Discontinued operations:
Income (loss) from operations of discontinued mortgage segment	(115)	76
Income tax expense (benefit)	(30)	12
Income (loss) on discontinued operations	(85)	64
Net income	$35,631	$16,639
Basic earnings per common share	$0.47	$0.25
Diluted earnings per common share	$0.47	$0.25
Dividends declared per common share	$0.23	$0.21
Basic weighted average number of common shares outstanding	76,472,189	65,554,630
Diluted weighted average number of common shares outstanding	76,533,066	65,636,262

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018

Net income	$35,631	$16,639
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(1,460)	1,964
Reclassification adjustment for losses included in net income (net of tax, $32 and $66 for the three months ended March 31, 2019 and 2018, respectively) (1)	120	249
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $5,338 and $3,506 for the three months ended March 31, 2019 and 2018, respectively)	20,081	(13,191)
Reclassification adjustment for losses (gains) included in net income (net of tax, $23 and $45 for the three months ended March 31, 2019 and 2018, respectively) (2)	(85)	(168)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $1 and $80 for the three months ended March 31, 2019 and 2018, respectively) (3)	(5)	(299)
Bank owned life insurance:
Reclassification adjustment for losses included in net income (4)	19	19
Other comprehensive income (loss)	18,670	(11,426)
Comprehensive income	$54,301	$5,213

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

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Dollars in thousands, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2017	$57,744	$610,001	$379,468	$(884)	$1,046,329
Net income - 2018			16,639		16,639
Other comprehensive income (net of taxes of $3,565)				(11,426)	(11,426)
Issuance of common stock in regard to acquisition (21,922,077 shares)(1)	29,156	765,653			794,809
Dividends on common stock ($0.21 per share)			(13,808)		(13,808)
Issuance of common stock under Equity Compensation Plans (68,495 shares)	91	836			927
Issuance of common stock for services rendered (4,914 shares)	7	177			184
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (69,562 shares)	93	(2,363)			(2,270)
Cancellation of warrants		(1,530)			(1,530)
Stock-based compensation expense		1,223			1,223
Balance - March 31, 2018	$87,091	$1,373,997	$382,299	$(12,310)	$1,831,077

Balance - December 31, 2018	$87,250	$1,380,259	$467,345	$(10,273)	$1,924,581
Net income - 2019			35,631		35,631
Other comprehensive income (net of taxes of $5,346)				18,670	18,670
Issuance of common stock in regard to acquisitions (15,842,026 shares)	21,070	478,904			499,974
Dividends on common stock ($0.23 per share)			(18,838)		(18,838)
Issuance of common stock under Equity Compensation Plans (6,127 shares)	8	130			138
Issuance of common stock for services rendered (6,085 shares)	8	211			219
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (104,151 shares)	139	(1,786)			(1,647)
Impact of adoption of new guidance(2)			(1,133)		(1,133)
Stock-based compensation expense		1,870			1,870
Balance - March 31, 2019	$108,475	$1,859,588	$483,005	$8,397	$2,459,465
(1) Includes conversion of Xenith warrants to the Company's warrants.
(2) Adoption of ASU No. 2016-02, "Leases (Topic 842)." in the first quarter of 2019.
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Dollar in thousands)

	2019	2018
Operating activities (1):
Net income	$35,631	$16,639
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	3,638	3,480
Writedown of foreclosed properties and former bank premises	52	759
Amortization, net	4,780	3,776
Amortization (accretion) related to acquisitions, net	(1,624)	(2,691)
Provision for credit losses	3,792	3,500
Gains on securities transactions, net	(151)	(213)
BOLI income	(2,055)	(1,667)
Decrease (increase) in loans held for sale, net	(7,485)	12,935
Losses (gains) on sales of foreclosed properties and former bank premises, net	47	(174)
Stock-based compensation expenses	1,870	1,223
Issuance of common stock for services	219	184
Net decrease (increase) in other assets	(17,681)	(18,216)
Net increase in other liabilities	(7,943)	16,228
Net cash and cash equivalents provided by (used in) operating activities	13,090	35,763
Investing activities:
Purchases of AFS securities and restricted stock	(146,193)	(154,512)
Purchases of HTM securities	(47,217)	—
Proceeds from sales of AFS securities and restricted stock	208,249	115,850
Proceeds from maturities, calls and paydowns of AFS securities	53,439	33,909
Proceeds from maturities, calls and paydowns of HTM securities	1,320	—
Net increase in loans held for investment	(81,391)	(201,369)
Net increase in premises and equipment	(1,460)	(902)
Proceeds from sales of foreclosed properties and former bank premises	171	1,157
Cash paid in acquisitions	(12)	(6,170)
Cash acquired in acquisitions	46,164	174,218
Net cash and cash equivalents provided by (used in) investing activities	33,070	(37,819)
Financing activities:
Net increase in noninterest-bearing deposits	185,099	43,846
Net increase in interest-bearing deposits	106,490	93,540
Net increase (decrease) in short-term borrowings	(295,008)	24,441
Cash dividends paid - common stock	(18,838)	(13,808)
Cancellation of warrants	—	(1,530)
Issuance of common stock	138	927
Vesting of restricted stock, net of shares held for taxes	(1,647)	(2,270)
Net cash and cash equivalents provided by (used in) financing activities	(23,766)	145,146
Increase (decrease) in cash and cash equivalents	22,394	143,090
Cash and cash equivalents at beginning of the period	261,199	199,373
Cash and cash equivalents at end of the period	$283,593	$342,463

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Dollars in thousands)

	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$34,871	$18,011
Income taxes	—	—

Supplemental schedule of noncash investing and financing activities
Transfers from loans (foreclosed properties) to foreclosed properties (loans)	900	(54)
Issuance of common stock in exchange for net assets in acquisitions	499,974	794,809

Transactions related to acquisitions
Assets acquired	2,858,048	3,249,420
Liabilities assumed	2,558,638	2,874,018
(1) Discontinued operations have an immaterial impact to the Company's Consolidated Statement of Cash Flows. The change in loans held for sale included in the Operating Activities section for the three months ended March 31, 2018 are fully attributable to discontinued operations.

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1. ACCOUNTING POLICIES

The Company
Headquartered in Richmond, Virginia, Union Bankshares Corporation is the holding company for Union Bank & Trust. Union Banks & Trust has 155 branches, 15 of which are operated as Access National Bank, a division of Union Bank & Trust of Richmond Virginia, or Middleburg Bank, a division of Union Bank & Trust of Virginia and 7 of which are operated as Xenith Bank, a division of Union Bank & Trust of Richmond, Virginia, and approximately 200 ATMs located throughout Virginia and in portions of Maryland and North Carolina. Certain non-bank affiliates of the Company include: Old Dominion Capital Management, Inc., and its subsidiary Outfitter Advisors, Ltd., Dixon, Hubard, Feinour & Brown, Inc., Capital Fiduciary Advisors, LLC, and Middleburg Investment Services, LLC, all of which provide investment advisory and/or brokerage services; Union Insurance Group, LLC, which offers various line of insurance products; and Middleburg Trust Company, which provides trust services.

Effective May 17, 2019 (after market close), Union Bankshares Corporation will change its name to Atlantic Union Bankshares Corporation and Union Bank & Trust will change its name to Atlantic Union Bank. The name change was approved by the Board of Directors at the Company's January 23, 2019 Board meeting and a related amendment to the Company’s articles of incorporation was approved by the Company’s shareholders at its 2019 Annual Meeting on May 2, 2019. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s 2018 Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

Business Combinations and Divestitures
On February 1, 2019, the Company completed the acquisition of Access National Corporation (and its subsidiaries), a bank holding company based in Reston, Virginia for a purchase price of approximately $500.0 million. Access's common stockholders received 0.75 shares of the Company's common stock in exchange for each share of Access's common stock, resulting in the Company issuing 15,842,026 shares of common stock. In addition, the Company paid cash of approximately$12,000 in lieu of fractional shares.

In connection with the transaction, the Company recorded $200.6 million in goodwill and $44.2 million of amortizable assets, which primarily relate to core deposit intangibles. The Company currently estimates that these other intangibles assets will be amortized over 10 years using various methods. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

Affordable Housing Entities
The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the three months ended March 31, 2019 and March 31, 2018, the Company recognized amortization of $500,000 and $235,000, respectively, and tax credits of $611,000 and $283,000, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these qualified affordable housing projects was $28.4 million and $10.8 million as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, the Company's recorded liability totaled $16.0 million and $9.9 million, respectively, for the related unfunded commitments, which are expected to be paid throughout the years 2019 - 2033.

Adoption of New Accounting Standards
On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)." The adoption of this standard required lessees to recognize right of use assets and lease liabilities on the Consolidated Balance Sheet and disclose key information about leasing arrangements. The Company adopted this ASU on January 1, 2019 under the modified retrospective approach. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to not reassess the lease classification of existing leases, as well as not reassess whether any expired or existing contracts are or contain a lease; and maintain consistent treatment of initial direct costs on existing leases. In addition, the Company elected the short-term lease exemption practical expedient in which leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheet. The Company also elected the practical expedient related to accounting for lease and non-lease components as a single lease component. Adoption of this standard resulted in the Company recording a lease liability of $53.2 million and right of use assets of $48.9 million as of January 1, 2019. Operating leases have been included within other assets and other liabilities on the Company's Consolidated Balance Sheet. The implementation of this standard resulted in a $1.1 million decrease to Retained Earnings. There was no impact on the Company's Consolidated Statement of Cash Flows. Refer to Note 6 "Leases" for further discussion regarding the adoption.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." This ASU amends the Intangibles—Goodwill and Other Topic of the Accounting Standards Codification to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU will be effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted this standard in the first quarter of 2019 using the prospective approach. The adoption of ASU 2018-15 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU contains significant differences from existing GAAP and is effective for fiscal years beginning after December 15, 2019. This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The CECL model will replace the Company's current accounting for PCI and impaired loans. This ASU also amends the AFS debt securities OTTI model. The Company has established a cross-functional governance structure for the implementation of CECL. In addition, the Company is beginning the process of validating the models that will be used upon adoption of the standard. The implementation of this ASU will result in increases to the Company's reserves for credit losses of financial instruments; however, the quantitative impact cannot be reasonably estimated since this ASU relies on economic conditions and trends that will impact the Company's portfolio at the time of adoption. The Company is continuing to evaluate the impact ASU No. 2016-13 will have on its consolidated financial statements.

2. ACQUISITIONS

Access Acquisition
On February 1, 2019, the Company completed its acquisition of Access National Corporation (and its subsidiaries), a bank holding company based in Reston, Virginia. Holders of shares of Access's common stock received 0.75 shares of the Company's common stock in exchange for each share of Access's common stock, resulting in the Company issuing 15,842,026 shares of the Company's common stock at a fair value of approximately $500.0 million. In addition, the Company paid approximately$12,000 cash in lieu of fractional shares.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. The goodwill is not expected to be deductible for tax purposes. The following table provides a preliminary assessment of the consideration transferred, assets acquired, and liabilities assumed as of the date of the acquisition (dollars in thousands):

Purchase Price:
Fair value of shares of the Company's common stock issued		$499,974
Cash paid for fractional shares		12
Total purchase price		$499,986

Fair value of assets acquired:
Cash and cash equivalents	$46,164
Investments	464,742
Loans	2,175,525
Premises and equipment	27,675
Core deposit intangibles	40,860
Other assets	103,082
Total assets	$2,858,048

Fair value of liabilities assumed:
Deposits	$2,227,073
Short-term borrowings	220,685
Long-term borrowings	70,535
Other liabilities	40,345
Total liabilities	$2,558,638

Net assets acquired		$299,410
Preliminary goodwill		$200,576

The acquired loans were recorded at fair value at the acquisition date without carryover of Access’s previously established ALL. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and leases and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, purpose, and lien position. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans) and past due status. For valuation purposes, these pools were further disaggregated by maturity, pricing characteristics (e.g., fixed-rate, adjustable-rate) and re-payment structure (e.g., interest only, fully amortizing, balloon). If new information is obtained about facts and circumstances about expected cash flows that existed as of the acquisition date, management will adjust fair values in accordance with accounting for business combinations.

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, (acquired impaired) and loans that do not meet these criteria, which are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, (acquired performing). The fair values of the acquired performing loans were $2.1 billion and the fair values of the acquired impaired loans were $17.9 million. The gross contractually required principal and interest payments receivable for acquired performing loans was $2.5 billion. The best estimate of contractual cash flows not expected to be collected related to the acquired performing loans is $12.3 million.

The following table presents the acquired impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest payments	$24,329
Nonaccretable difference	(4,003)
Cash flows expected to be collected	20,326
Accretable difference	(2,432)
Fair value of loans acquired with a deterioration of credit quality	$17,894

The following table presents certain pro forma information as if Access had been acquired on January 1, 2018. These results combine the historical results of Access in the Company's Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2018. In particular, no adjustments have been made to eliminate the amount of Access’s provision for credit losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2018. Pro forma adjustments below include the net impact of accretion for 2018 and the elimination of merger-related costs for 2019. The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma for the three months ended
	March 31,
	2019	2018
	(unaudited)	(unaudited)
Total revenues (1)	$163,210	$156,414
Net income	$52,336	$24,667
EPS	$0.64	$0.30
(1) Includes net interest income and noninterest income.

The revenue and earnings amounts specific to Access since the acquisition date that are included in the consolidated results for 2019 are not readily determinable. The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date.

Merger-related costs associated with the acquisition of Access were $17.8 million and $0 for the three months ended March 31, 2019 and 2018, respectively. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, and employee severances, which have been expensed as incurred.

3. SECURITIES

Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of March 31, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2019
U.S. government and agency securities	$4,451	$6	$—	$4,457
Obligations of states and political subdivisions	516,897	14,972	(81)	531,788
Corporate and other bonds (1)	177,910	1,784	(807)	178,887
Mortgage-backed securities	1,386,056	10,465	(6,128)	1,390,393
Other securities	3,537	—	—	3,537
Total AFS securities	$2,088,851	$27,227	$(7,016)	$2,109,062

December 31, 2018
Obligations of states and political subdivisions	$466,588	$3,844	$(1,941)	$468,491
Corporate and other bonds (1)	167,561	1,118	(983)	167,696
Mortgage-backed securities	1,138,034	4,452	(12,621)	1,129,865
Other securities	8,769	—	—	8,769
Total AFS securities	$1,780,952	$9,414	$(15,545)	$1,774,821
(1) Other bonds includes asset-backed securities.

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of March 31, 2019 and December 31, 2018 (dollars in thousands). These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
Obligations of states and political subdivisions	$777	$(4)	$4,823	$(77)	$5,600	$(81)
Corporate bonds and other securities	34,413	(206)	39,561	(601)	73,974	(807)
Mortgage-backed securities	69,850	(207)	458,646	(5,921)	528,496	(6,128)
Total AFS securities	$105,040	$(417)	$503,030	$(6,599)	$608,070	$(7,016)

December 31, 2018
Obligations of states and political subdivisions	$133,513	$(1,566)	$10,145	$(375)	$143,658	$(1,941)
Corporate bonds and other securities	35,478	(315)	33,888	(668)	69,366	(983)
Mortgage-backed securities	306,038	(3,480)	341,400	(9,141)	647,438	(12,621)
Total AFS securities	$475,029	$(5,361)	$385,433	$(10,184)	$860,462	$(15,545)

As of March 31, 2019, there were $503.0 million, or 187 issues, of individual AFS securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $6.6 million. As of December 31, 2018, there were $385.4 million, or 138 issues, of individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $10.2 million. The Company has determined that these securities were temporarily impaired at March 31, 2019 and December 31, 2018 for the reasons set out below:

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

The following table presents the amortized cost and estimated fair value of AFS securities as of March 31, 2019 and December 31, 2018, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,087	$21,214	$22,653	$22,789
Due after one year through five years	280,969	281,047	191,003	188,999
Due after five years through ten years	257,437	258,813	218,211	217,304
Due after ten years	1,529,358	1,547,988	1,349,085	1,345,729
Total AFS securities	$2,088,851	$2,109,062	$1,780,952	$1,774,821

Refer to Note 8 "Commitments and Contingencies" for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of March 31, 2019 and December 31, 2018.

Held to Maturity
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

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of March 31, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
March 31, 2019
Obligations of states and political subdivisions	$548,383	$25,179	$—	$573,562
Mortgage-backed securities	10,997	47	—	11,044
Total held-to-maturity securities	$559,380	$25,226	$—	$584,606
December 31, 2018
Obligations of states and political subdivisions	$492,272	$7,375	$(146)	$499,501

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s HTM securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of March 31, 2019 and December 31, 2018 (dollars in thousands). These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
Mortgage-backed securities	1,219	—	—	—	1,219	—

December 31, 2018
Obligations of states and political subdivisions	$43,206	$(146)	$—	$—	$43,206	$(146)

As of March 31, 2019 and December 31, 2018 there were no issues of individual HTM securities that had been in a continuous loss position for more than 12 months.

The following table presents the amortized cost and estimated fair value of HTM securities as of March 31, 2019 and December 31, 2018, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Due in one year or less	$252	$252	$—	$—
Due after one year through five years	8,212	8,332	3,893	3,900
Due after five years through ten years	4,010	4,054	3,480	3,507
Due after ten years	546,906	571,968	484,899	492,094
Total HTM securities	$559,380	$584,606	$492,272	$499,501

Refer to Note 8 "Commitments and Contingencies" for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of March 31, 2019 and December 31, 2018.

Restricted Stock, at cost
Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At March 31, 2019 and December 31, 2018, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of the Bank's outstanding capital at both March 31, 2019 and December 31, 2018. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $61.8 million and $52.6 million for March 31, 2019 and December 31, 2018 and FHLB stock in the amount of $74.1 million and $72.0 million as of March 31, 2019 and December 31, 2018, respectively.

Other-Than-Temporary-Impairment
During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the three months ended March 31, 2019, and in accordance with accounting guidance, no OTTI was recognized.

Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three months ended March 31, 2019 and 2018 (dollars in thousands).

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Realized gains (losses):
Gross realized gains	$1,213	$697
Gross realized losses	(1,062)	(484)
Net realized gains	$151	$213

Proceeds from sales of securities	$208,249	$115,850

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Construction and Land Development	$1,326,679	$1,194,821
Commercial Real Estate - Owner Occupied	1,921,464	1,337,345
Commercial Real Estate - Non-Owner Occupied	2,970,453	2,467,410
Multifamily Real Estate	591,431	548,231
Commercial & Industrial	1,866,625	1,317,135
Residential 1-4 Family - Commercial	815,309	713,750
Residential 1-4 Family - Mortgage	865,502	600,578
Auto	300,631	301,943
HELOC	672,087	613,383
Consumer	397,491	379,694
Other Commercial	224,638	241,917
Total loans held for investment, net (1)	$11,952,310	$9,716,207

(1) Loans, as presented, are net of deferred fees and costs totaling $5.8 million and $5.1 million as of March 31, 2019 and December 31, 2018, respectively.

The following table shows the aging of the Company’s loan portfolio, by segment, at March 31, 2019 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$1,019	$526	$1,997	$12,600	$5,513	$1,305,024	$1,326,679
Commercial Real Estate - Owner Occupied	4,052	480	2,908	26,836	3,307	1,883,881	1,921,464
Commercial Real Estate - Non-Owner Occupied	760	4,129	—	18,850	1,787	2,944,927	2,970,453
Multifamily Real Estate	596	—	—	90	—	590,745	591,431
Commercial & Industrial	2,565	438	313	4,159	721	1,858,429	1,866,625
Residential 1-4 Family - Commercial	4,059	1,365	1,490	13,693	4,244	790,458	815,309
Residential 1-4 Family - Mortgage	5,889	2,196	2,476	17,180	7,119	830,642	865,502
Auto	2,152	297	153	7	523	297,499	300,631
HELOC	5,020	1,753	518	5,138	1,395	658,263	672,087
Consumer	1,963	1,135	1,098	693	124	392,478	397,491
Other Commercial	—	62	—	686	108	223,782	224,638
Total loans held for investment	$28,075	$12,381	$10,953	$99,932	$24,841	$11,776,128	$11,952,310

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2018 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$759	$6	$180	$8,654	$8,018	$1,177,204	$1,194,821
Commercial Real Estate - Owner Occupied	8,755	1,142	3,193	25,644	3,636	1,294,975	1,337,345
Commercial Real Estate - Non-Owner Occupied	338	41	—	17,335	1,789	2,447,907	2,467,410
Multifamily Real Estate	—	146	—	88	—	547,997	548,231
Commercial & Industrial	3,353	389	132	2,156	1,524	1,309,581	1,317,135
Residential 1-4 Family - Commercial	6,619	1,577	1,409	13,707	2,481	687,957	713,750
Residential 1-4 Family - Mortgage	12,049	5,143	2,437	16,766	7,276	556,907	600,578
Auto	3,320	403	195	7	576	297,442	301,943
HELOC	4,611	1,644	440	5,115	1,518	600,055	613,383
Consumer	1,504	1,096	870	32	135	376,057	379,694
Other Commercial	126	—	—	717	—	241,074	241,917
Total loans held for investment	$41,434	$11,587	$8,856	$90,221	$26,953	$9,537,156	$9,716,207

The following table shows the PCI loan portfolios, by segment and their delinquency status, at March 31, 2019 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$220	$1,257	$11,123	$12,600
Commercial Real Estate - Owner Occupied	453	4,891	21,492	26,836
Commercial Real Estate - Non-Owner Occupied	146	1,773	16,931	18,850
Multifamily Real Estate	—	—	90	90
Commercial & Industrial	275	1,283	2,601	4,159
Residential 1-4 Family - Commercial	2,990	971	9,732	13,693
Residential 1-4 Family - Mortgage	2,761	2,158	12,261	17,180
Auto	—	—	7	7
HELOC	808	105	4,225	5,138
Consumer	5	7	681	693
Other Commercial	—	—	686	686
Total	$7,658	$12,445	$79,829	$99,932

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2018 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$108	$1,424	$7,122	$8,654
Commercial Real Estate - Owner Occupied	658	4,281	20,705	25,644
Commercial Real Estate - Non-Owner Occupied	61	1,810	15,464	17,335
Multifamily Real Estate	—	—	88	88
Commercial & Industrial	47	1,092	1,017	2,156
Residential 1-4 Family - Commercial	931	3,464	9,312	13,707
Residential 1-4 Family - Mortgage	1,899	2,412	12,455	16,766
Auto	—	—	7	7
HELOC	498	252	4,365	5,115
Consumer	5	9	18	32
Other Commercial	57	—	660	717
Total	$4,264	$14,744	$71,213	$90,221

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans, by segment at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a specific allowance
Construction and Land Development	$4,954	$5,858	$—	$10,290	$12,038	$—
Commercial Real Estate - Owner Occupied	7,315	7,750	—	8,386	9,067	—
Commercial Real Estate - Non-Owner Occupied	4,717	4,791	—	6,578	6,929	—
Commercial & Industrial	1,028	1,045	—	3,059	3,251	—
Residential 1-4 Family - Commercial	4,686	4,773	—	4,516	4,576	—
Residential 1-4 Family - Mortgage	8,338	8,975	—	8,504	9,180	—
HELOC	2,247	2,262	—	1,150	1,269	—
Consumer	31	102	—	30	102	—
Other Commercial	—	—	—	478	478	—
Total impaired loans without a specific allowance	$33,316	$35,556	$—	$42,991	$46,890	$—

Loans with a specific allowance
Construction and Land Development	$3,756	$5,034	$89	$372	$491	$63
Commercial Real Estate - Owner Occupied	4,182	4,293	256	4,304	4,437	359
Commercial Real Estate - Non-Owner Occupied	2,234	2,511	4	391	391	1
Commercial & Industrial	1,040	1,452	208	1,183	1,442	752
Residential 1-4 Family - Commercial	5,194	5,275	397	3,180	3,249	185
Residential 1-4 Family - Mortgage	6,261	6,522	539	5,329	5,548	374
Auto	523	787	208	576	830	231
HELOC	1,191	1,290	348	724	807	188
Consumer	179	340	57	178	467	64
Other Commercial	583	583	31	—	—	—
Total impaired loans with a specific allowance	$25,143	$28,087	$2,137	$16,237	$17,662	$2,217
Total impaired loans	$58,459	$63,643	$2,137	$59,228	$64,552	$2,217

The following table shows the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans, by segment for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$9,425	$39	$12,326	$74
Commercial Real Estate - Owner Occupied	11,554	105	17,112	160
Commercial Real Estate - Non-Owner Occupied	6,956	59	7,904	61
Commercial & Industrial	2,224	14	4,933	45
Residential 1-4 Family - Commercial	9,939	69	6,618	56
Residential 1-4 Family - Mortgage	14,793	77	16,529	77
Auto	600	—	836	5
HELOC	3,472	40	4,784	32
Consumer	215	2	272	—
Other Commercial	588	8	492	7
Total impaired loans	$59,766	$413	$71,806	$517

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the three months ended March 31, 2019, the recorded investment in TDRs prior to modifications was not materially impacted by the modification.

The following table provides a summary, by segment, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019			December 31, 2018
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Construction and Land Development	5	$2,464	$—	5	$2,496	$—
Commercial Real Estate - Owner Occupied	8	2,772	—	8	2,783	—
Commercial Real Estate - Non-Owner Occupied	4	4,429	—	4	4,438	—
Commercial & Industrial	4	1,199	—	4	978	—
Residential 1-4 Family - Commercial	34	3,800	—	30	2,887	—
Residential 1-4 Family - Mortgage	30	5,586	—	30	5,070	—
HELOC	2	57	—	2	58	—
Consumer	3	28	—	1	13	—
Other Commercial	1	474	—	1	478	—
Total performing	91	$20,809	$—	85	$19,201	$—
Nonperforming
Construction and Land Development	1	$1,557	$—	2	$3,474	$—
Commercial Real Estate - Owner Occupied	2	190	—	2	198	—
Commercial & Industrial	4	285	—	6	461	—
Residential 1-4 Family - Commercial	1	60	—	1	60	—
Residential 1-4 Family - Mortgage	14	2,528	—	15	3,135	—
HELOC	2	62	—	2	62	—
Consumer	—	—	—	1	7	—
Total nonperforming	24	$4,682	$—	29	$7,397	$—
Total performing and nonperforming	115	$25,491	$—	114	$26,598	$—

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three months ended March 31, 2019 and 2018, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by segment and modification type, TDRs that occurred during the three months ended March 31, 2019 and 2018 (dollars in thousands):

	All Restructurings
	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—	—	$—

Term modification, at a market rate
Commercial Real Estate - Owner Occupied	—	$—	3	$811
Commercial & Industrial	1	441	—	—
Residential 1-4 Family - Commercial	2	300	1	152
Residential 1-4 Family - Mortgage	1	38	1	140
Consumer	1	10	—	—
Total loan term extended at a market rate	5	$789	5	$1,103

Term modification, below market rate
Residential 1-4 Family - Commercial	5	$937	—	$—
Residential 1-4 Family - Mortgage	—	—	2	164
Consumer	1	6	—	—
Total loan term extended at a below market rate	6	$943	2	$164

Total	11	$1,732	7	$1,267

The following tables show the ALL activity by segment for the three months ended March 31, 2019 and 2018. The tables below include the provision for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Three Months Ended March 31, 2019
	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$6,803	$27	$(732)	$126	$6,224
Commercial Real Estate - Owner Occupied	4,023	25	(47)	29	4,030
Commercial Real Estate - Non-Owner Occupied	8,865	89	—	82	9,036
Multifamily Real Estate	649	85	—	(74)	660
Commercial & Industrial	7,636	360	(980)	395	7,411
Residential 1-4 Family - Commercial	1,984	87	(66)	74	2,079
Residential 1-4 Family - Mortgage	1,200	155	(32)	90	1,413
Auto	1,443	186	(399)	216	1,446
HELOC	1,297	87	(216)	238	1,406
Consumer and all other(1)	7,145	595	(3,467)	2,849	7,122
Total	$41,045	$1,696	$(5,939)	$4,025	$40,827
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	Three Months Ended March 31, 2018
	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$9,709	$226	$(6)	$287	$10,216
Commercial Real Estate - Owner Occupied	2,931	109	(125)	1,057	3,972
Commercial Real Estate - Non-Owner Occupied	7,544	4	(94)	(353)	7,101
Multifamily Real Estate	1,092	5	—	290	1,387
Commercial & Industrial	4,552	186	(206)	1,162	5,694
Residential 1-4 Family - Commercial	4,437	52	(10)	(1,787)	2,692
Residential 1-4 Family - Mortgage	1,524	153	(100)	638	2,215
Auto	975	88	(168)	125	1,020
HELOC	1,360	276	(84)	(81)	1,471
Consumer and all other(1)	4,084	381	(1,766)	2,162	4,861
Total	$38,208	$1,480	$(2,559)	$3,500	$40,629
(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the loan and ALL balances based on impairment methodology by segment as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$8,710	$89	$1,305,369	$6,135	$12,600	$—	$1,326,679	$6,224
Commercial Real Estate - Owner Occupied	11,497	256	1,883,131	3,774	26,836	—	1,921,464	4,030
Commercial Real Estate - Non-Owner Occupied	6,951	4	2,944,652	9,032	18,850	—	2,970,453	9,036
Multifamily Real Estate	—	—	591,341	660	90	—	591,431	660
Commercial & Industrial	2,068	208	1,860,398	7,203	4,159	—	1,866,625	7,411
Residential 1-4 Family - Commercial	9,880	397	791,736	1,682	13,693	—	815,309	2,079
Residential 1-4 Family - Mortgage	14,599	539	833,723	874	17,180	—	865,502	1,413
Auto	523	208	300,101	1,238	7	—	300,631	1,446
HELOC	3,438	348	663,511	1,058	5,138	—	672,087	1,406
Consumer and all other(1)	793	88	619,957	7,034	1,379	—	622,129	7,122
Total loans held for investment, net	$58,459	$2,137	$11,793,919	$38,690	$99,932	$—	$11,952,310	$40,827
 (1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	December 31, 2018
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$10,662	$63	$1,175,505	$6,740	$8,654	$—	$1,194,821	$6,803
Commercial Real Estate - Owner Occupied	12,690	359	1,299,011	3,664	25,644	—	1,337,345	4,023
Commercial Real Estate - Non-Owner Occupied	6,969	1	2,443,106	8,864	17,335	—	2,467,410	8,865
Multifamily Real Estate	—	—	548,143	649	88	—	548,231	649
Commercial & Industrial	4,242	752	1,310,737	6,884	2,156	—	1,317,135	7,636
Residential 1-4 Family - Commercial	7,696	185	692,347	1,799	13,707	—	713,750	1,984
Residential 1-4 Family - Mortgage	13,833	374	569,979	826	16,766	—	600,578	1,200
Auto	576	231	301,360	1,212	7	—	301,943	1,443
HELOC	1,874	188	606,394	1,109	5,115	—	613,383	1,297
Consumer and all other(1)	686	64	620,176	7,081	749	—	621,611	7,145
Total loans held for investment, net	$59,228	$2,217	$9,566,758	$38,828	$90,221	$—	$9,716,207	$41,045
 (1) Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

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

Watch & Special Mention is determined by the following criteria:
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

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of March 31, 2019 (dollars in thousands):

	Pass	Watch & Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,256,927	$44,734	$12,413	$5	$1,314,079
Commercial Real Estate - Owner Occupied	1,798,015	76,629	19,984	—	1,894,628
Commercial Real Estate - Non-Owner Occupied	2,890,489	54,050	7,064	—	2,951,603
Multifamily Real Estate	580,548	10,793	—	—	591,341
Commercial & Industrial	1,753,278	106,629	2,559	—	1,862,466
Residential 1-4 Family - Commercial	766,837	26,790	7,989	—	801,616
Residential 1-4 Family - Mortgage	827,008	4,776	16,538	—	848,322
Auto	296,700	2,207	1,717	—	300,624
HELOC	654,804	5,830	6,315	—	666,949
Consumer	395,747	778	273	—	396,798
Other Commercial	220,323	3,521	108	—	223,952
Total	$11,440,676	$336,737	$74,960	$5	$11,852,378

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of December 31, 2018 (dollars in thousands):

	Pass	Watch & Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,130,577	$43,894	$11,696	$—	$1,186,167
Commercial Real Estate - Owner Occupied	1,231,422	50,939	29,340	—	1,311,701
Commercial Real Estate - Non-Owner Occupied	2,425,500	17,648	6,927	—	2,450,075
Multifamily Real Estate	537,572	10,571	—	—	548,143
Commercial & Industrial	1,273,549	34,864	6,566	—	1,314,979
Residential 1-4 Family - Commercial	677,109	17,086	5,848	—	700,043
Residential 1-4 Family - Mortgage	554,192	14,855	14,765	—	583,812
Auto	296,907	3,590	1,439	—	301,936
HELOC	598,444	6,316	3,508	—	608,268
Consumer	378,873	547	242	—	379,662
Other Commercial	239,857	864	479	—	241,200
Total	$9,344,002	$201,174	$80,810	$—	$9,625,986

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of March 31, 2019 (dollars in thousands):

	Pass	Watch & Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,760	$4,430	$6,410	$—	$12,600
Commercial Real Estate - Owner Occupied	8,194	6,741	11,901	—	26,836
Commercial Real Estate - Non-Owner Occupied	4,596	7,323	6,931	—	18,850
Multifamily Real Estate	—	90	—	—	90
Commercial & Industrial	107	1,182	2,870	—	4,159
Residential 1-4 Family - Commercial	6,673	2,907	4,043	70	13,693
Residential 1-4 Family - Mortgage	10,701	1,614	4,865	—	17,180
Auto	4	—	3	—	7
HELOC	3,395	1,192	551	—	5,138
Consumer	681	—	12	—	693
Other Commercial	55	631	—	—	686
Total	$36,166	$26,110	$37,586	$70	$99,932

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of December 31, 2018 (dollars in thousands):

	Pass	Watch & Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,835	$1,308	$5,511	$—	$8,654
Commercial Real Estate - Owner Occupied	8,347	6,685	10,612	—	25,644
Commercial Real Estate - Non-Owner Occupied	4,789	7,992	4,554	—	17,335
Multifamily Real Estate	—	88	—	—	88
Commercial & Industrial	762	134	1,260	—	2,156
Residential 1-4 Family - Commercial	6,512	2,771	4,424	—	13,707
Residential 1-4 Family - Mortgage	9,894	1,030	5,842	—	16,766
Auto	7	—	—	—	7
HELOC	3,438	1,031	646	—	5,115
Consumer	17	—	15	—	32
Other Commercial	57	660	—	—	717
Total	$35,658	$21,699	$32,864	$—	$90,221

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$31,201	$14,563
Additions	2,432	12,225
Accretion	(2,385)	(2,144)
Reclassification of nonaccretable difference due to improvement in expected cash flows	465	(35)
Other, net (1)	1,508	293
Balance at end of period	$33,221	$24,902
(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, totaled $99.9 million at March 31, 2019 and $90.2 million at December 31, 2018. The outstanding balance of the Company’s PCI loan portfolio totaled $125.0 million at March 31, 2019 and $113.5 million at December 31, 2018. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $3.9 billion at March 31, 2019 and $2.0 billion at December 31, 2018; the remaining discount on these loans totaled $63.5 million at March 31, 2019 and $30.3 million at December 31, 2018.

5. INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangibles are being amortized over the period of expected benefit, which ranges from 1 to 10 years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 10 years, using various methods. Refer to Note 2 "Acquisitions" for further information regarding intangible assets.

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

Amortization expense of intangibles for the three months ended March 31, 2019 and 2018 totaled $4.2 million and $3.2 million, respectively. As of March 31, 2019, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining nine months of 2019	$14,613
2020	16,514
2021	13,905
2022	11,520
2023	9,717
Thereafter	22,286
Total estimated amortization expense	$88,555

6. LEASES

The Company leases branch locations, office space, land, and equipment. The Company determines if an arrangement is a lease at inception. As of March 31, 2019, all leases have been classified as operating leases with approximately 170 non-cancellable operating leases where the Company is the lessee. The Company does not have any material arrangements where the Company is the lessor or in a sublease contract.

Operating leases have been reported on the Company’s Consolidated Balance Sheet as an operating ROU asset within Other Assets and an operating lease liability within Other Liabilities. The ROU asset represents the Company’s right to use an underlying asset over the course of the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments, discounted using the incremental borrowing rate. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating ROU Asset is recognized at commencement date based on the initial measurement of the lease liability, any lease payments made excluding lease incentives, and any initial direct costs incurred.

Total lease expenses are recorded in Occupancy Expense on the Company’s Consolidated Statement of Income. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Most of the Company’s leases include one or more options to renew, however, the Company is not reasonably certain to exercise those options and therefore does not include the renewal options in the measurement of the ROU Asset and lease liabilities.

Leases where the Company is a lessee are primarily for real estate leases with remaining lease terms of up to 30 years. The Company’s real estate lease agreements do not contain restrictive covenants or residual value guarantees. At March 31, 2019, the total ROU Asset was $58.5 million and total operating lease liabilities were $71.2 million. Total operating lease expenses were $3.2 million for the three months ended March 31, 2019.

As of March 31, 2019, the Company had no operating leases that have not yet commenced and no sales leaseback transactions.

Maturities of operating lease liabilities as of March 31, 2019 are as follows for the years ending (dollars in thousands):

For the remaining nine months of 2019	$10,307
2020	12,164
2021	10,414
2022	9,618
2023	8,822
2024	7,606
Thereafter	23,533
Total future lease payments	82,464
Less: Interest	11,292
Present value of lease liabilities	$71,172

Other lease information is as follows (dollars in thousands):

March 31, 2019
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	8.54
Weighted-average discount rate (1)	3.13%
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Operating Leases	$3,468
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,346
(1) An incremental borrowing rate is used based on information available at commencement date of lease.

7. BORROWINGS

Short-term Borrowings
The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Securities sold under agreements to repurchase	$73,774	$39,197
FHLB	939,700	1,043,600
Other short-term borrowings	—	5,000
Total short-term borrowings	$1,013,474	$1,087,797

Maximum month-end outstanding balance	$1,198,370	$1,087,797
Average outstanding balance during the period	1,075,595	968,014
Average interest rate (during the period)	2.47%	1.91%
Average interest rate at end of period	2.44%	2.43%

The Bank maintains federal funds lines with several correspondent banks, the remaining available balance of which was $602.0 million and $382.0 million at March 31, 2019 and December 31, 2018, respectively. The Company maintains an alternate line of credit at a correspondent bank, the available balance of which was $25.0 million at both March 31, 2019 and December 31, 2018. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with such covenants as of March 31, 2019. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $4.1 billion and $4.0 billion at March 31, 2019 and December 31, 2018, respectively.

Long-term Borrowings
In connection with several previous bank acquisitions, the Company issued and acquired trust preferred capital notes of $58.5 million and $87.0 million, respectively. Most recently, in connection with the acquisition of Access on February 1, 2019, the Company acquired additional trust preferred capital notes totaling $5.0 million with a fair value premium of $25,000. The remaining fair value discount on all acquired trust preferred capital notes was $15.5 million at March 31, 2019. The trust preferred capital notes currently qualify for Tier 2 capital of the Company for regulatory purposes. Our trust preferred capital notes consist of the following as of March 31, 2019:

	Trust Preferred Capital Securities (1)	Investment (1)	Spread to 3-Month LIBOR	Rate (2)	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	5.35%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	4.00%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	5.33%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	5.70%	6/26/2033
Gateway Capital Statutory Trust I	8,000,000	248,000	3.10%	5.70%	9/17/2033
Gateway Capital Statutory Trust II	7,000,000	217,000	2.65%	5.25%	6/17/2034
Gateway Capital Statutory Trust III	15,000,000	464,000	1.50%	4.10%	5/30/2036
Gateway Capital Statutory Trust IV	25,000,000	774,000	1.55%	4.15%	7/30/2037
MFC Capital Trust II	5,000,000	155,000	2.85%	5.45%	1/23/2034
Total	$150,500,000	$4,659,000
(1) The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company's junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company's investment in the trusts is reported in "Other Assets" on the Company's Consolidated Balance Sheets.
(2) Rate as of March 31, 2019.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with an initial fixed interest rate of 5.00% through December 15, 2021. The interest rate then changes to a floating rate of LIBOR plus 3.175% through its maturity date on December 15, 2026. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired $8.5 million of subordinated notes with a fair value premium of $259,000, which was $129,000 at March 31, 2019. The acquired subordinated notes have a fixed interest rate of 6.75% and a maturity date of June 30, 2025. At March 31, 2019 and December 31, 2018, the contractual principal reported for subordinated notes was $158.5 million; remaining issuance discount as of March 31, 2019 and December 31, 2018 is $1.5 million and $1.6 million, respectively. The subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with the acquired subordinated notes and is considered to be in compliance with these covenants as of March 31, 2019.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings on the Company’s Consolidated Balance Sheet. In accordance with ASC 470-50, Modifications and Extinguishments, the Company is amortizing this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings on the Company’s Consolidated Statements of Income. Amortization expense for the three months ended March 31, 2019 and 2018 was $493,000 and $481,000, respectively.

As of March 31, 2019, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	3.04%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	3.05%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	3.05%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	3.05%	11/23/2022	10,000
Fixed Rate Convertible	—	1.78%	10/26/2028	200,000
Fixed Rate Hybrid	—	2.37%	10/10/2019	25,000
Fixed Rate Hybrid	—	1.58%	5/18/2020	20,000
Fixed Rate Hybrid	—	2.65%	10/24/2019	25,000
Fixed Rate Credit	—	1.54%	10/2/2020	10,000
Fixed Rate Credit	—	1.32%	10/2/2020	10,000
Fixed Rate Credit	—	1.13%	4/4/2019	20,000
				$450,000
(1) Interest rates calculated using non-rounded numbers.

As of December 31, 2018, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	3.25%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	3.26%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	3.26%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	3.26%	11/23/2022	10,000
Fixed Rate Convertible	—	1.78%	10/26/2028	200,000
Fixed Rate Hybrid	—	2.37%	10/10/2019	25,000
Fixed Rate Hybrid	—	1.58%	5/18/2020	20,000
				$385,000
(1) Interest rates calculated using non-rounded numbers.

For information on the carrying value of loans and securities pledged as collateral on FHLB advances as of March 31, 2019 and December 31, 2018, refer to Note 8 "Commitments and Contingencies."

As of March 31, 2019, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount) (1)	Prepayment Penalty	Total Long-term Borrowings
For the remaining nine months of 2019	$—	$—	$80,000	$(441)	$(1,525)	$78,034
2020	—	—	30,000	(834)	(2,074)	27,092
2021	—	—	—	(1,008)	(2,119)	(3,127)
2022	—	—	140,000	(1,030)	(1,707)	137,263
2023	—	—	—	(1,053)	—	(1,053)
Thereafter	155,159	158,500	200,000	(12,239)	—	501,420
Total long-term borrowings	$155,159	$158,500	$450,000	$(16,605)	$(7,425)	$739,629
(1) Includes discount on issued subordinated notes.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss rates, current economic conditions, risk ratings, and past due status among other factors in the consideration of whether credit losses are inherent in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve that includes balances relating to mortgage loans previously sold based on historical statistics and loss rates. As of March 31, 2019 and December 31, 2018, the Company's reserves for off-balance sheet credit risk and indemnification were $3.4 million and $1.4 million, respectively.

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

The following table presents the balances of commitments and contingencies (dollars in thousands):

	March 31, 2019	December 31, 2018
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$3,763,137	$3,167,085
Standby letters of credit	189,975	167,597
Total commitments with off-balance sheet risk	$3,953,112	$3,334,682
(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the period ended March 31, 2019, the aggregate amount of daily average required reserves was approximately $75.3 million and was satisfied by deposits maintained with the Federal Reserve Bank.

As of March 31, 2019, the Company had approximately $74.4 million in deposits in other financial institutions, of which $38.9 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $33.1 million in deposits in other financial institutions that were uninsured at March 31, 2019. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. Refer to Note 9 “Derivatives” for additional information.

As part of the Company's liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at March 31, 2019 and December 31, 2018 (dollars in thousands):

	Pledged Assets as of March 31, 2019
	Cash	AFS Securities (1)	HTM Securities (1)	Loans (2)	Total
Public deposits	$—	$516,691	$231,418	$—	$748,109
Repurchase agreements	—	94,741	4,785	—	99,526
FHLB advances	—	91,054	—	3,779,006	3,870,060
Derivatives	38,948	1,748	—	—	40,696
Other purposes	—	105,013	11,976	—	116,989
Total pledged assets	$38,948	$809,247	$248,179	$3,779,006	$4,875,380
(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2018
	Cash	AFS Securities (1)	HTM Securities (1)	Loans (2)	Total
Public deposits	$—	$293,169	$7,407	$—	$300,576
Repurchase agreements	—	55,269	—	—	55,269
FHLB advances	—	488	—	3,337,289	3,337,777
Derivatives	13,509	1,938	—	—	15,447
Other purposes	—	23,217	—	—	23,217
Total pledged assets	$13,509	$374,081	$7,407	$3,337,289	$3,732,286

(1) Balance represents market value.
(2) Balance represents book value.

9. DERIVATIVES

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

Derivatives Counterparty Credit Risk
Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to derivative counterparty credit risk, at any point in time, is equal to the amount reported as a derivative asset on the Company’s Consolidated Balance Sheets, assuming no recoveries of underlying collateral.

Effective January 1, 2019, as required under the Dodd-Frank Act, the Company clears eligible derivative transactions through CCPs such as the CME and LCH, which are often referred to as “central clearinghouses”. The Company clears certain OTC derivatives with central clearinghouses through FCMs as part of the regulatory requirement. The use of the CCPs and the FCMs reduces the Company’s bilateral counterparty credit exposures while it increases the Company’s credit exposures to CCPs and FCMs. The Company is required by CCPs to post initial and variation margin to mitigate the risk of non-payment through the Company’s FCMs. The Company’s FCM agreements governing these derivative transactions generally include provisions that may require the Company to post more collateral or otherwise change terms in the Company’s agreements under certain circumstances. For CME and LCH-cleared OTC derivatives, the Company characterizes variation margin cash payments as settlements.

The Company also enters into legally enforceable master netting agreements and collateral agreements, where possible, with certain derivative counterparties to mitigate the risk of default on a bilateral basis. These bilateral agreements typically provide the right to offset exposures and require one counterparty to post collateral on derivative instruments in a net liability position to the other counterparty.

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
On June 13, 2016, the Company terminated three interest rate swaps designated as cash flow hedges prior to their respective maturity dates. The unrealized gain of $1.3 million within accumulated other comprehensive income will be reclassified into earnings over a three-year period, the term of the hedged item, using the effective interest method. The estimated net amount of gains expected to be reclassified into earnings within the next twelve months is $195,000.

Fair Value Hedge
Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. For the periods ended March 31, 2019 and December 31, 2018, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $86.5 million and $87.6 million, respectively, and the fair value of the related hedged items was an unrealized loss of $299,000 and $1.6 million, respectively.
AFS Securities: During the fourth quarter 2018, the Company entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate available for sale securities. For the periods ended March 31, 2019 and December 31, 2018, the aggregate notional amount of the related hedged items of the available for sale securities totaled $50 million and the fair value of the related hedged items was an unrealized loss of $2.4 million and $1.4 million, respectively.
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
Mortgage Banking Derivatives
During the normal course of business, the Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”).  The Company commits to deliver the loan if settlement occurs ("best efforts") or commits to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of MBS. Rate lock commitments on mortgage loans that are intended to be sold in the secondary market and commitments to deliver loans to investors are considered to be derivatives. The Company uses these derivatives as part of an overall strategy to manage market risk primarily due to fluctuations in interest rates, and to capture improved margins resulting from the mandatory delivery of loans. Mortgage banking derivatives as of March 31, 2019 did not have a material impact on the Company's Consolidated Financial Statements.

The market values of rate lock commitments and best efforts forward delivery commitments is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of MBS by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or will be funded.

Certain risks arise from the forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. Additional risks inherent in mandatory delivery programs include the risk that, if the Company does not close the loans subject to rate lock commitments, it will still be obligated to deliver MBS to the counterparty under the forward sales agreement.

The following table summarizes key elements of the Company’s derivative instruments as of March 31, 2019 and December 31, 2018, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	March 31, 2019			December 31, 2018
		Derivative (2)			Derivative (2)
	Notional or Contractual Amount (1)	Assets	Liabilities	Notional or Contractual Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$252,500	$—	$6,328	$152,500	$—	$4,786
Fair value hedges	136,527	893	3,027	137,596	1,872	1,684
Derivatives not designated as accounting hedges:
Loan Swaps :
Pay fixed - receive floating interest rate swaps	999,550	4,961	19,904	878,446	10,120	9,306
Pay floating - receive fixed interest rate swaps	999,550	19,904	4,961	878,446	9,306	10,120

(1) Notional amounts are not recorded on the Company's Consolidated Balance Sheet and are generally used only as a basis on which interest and other payments are determined.
(2) Balances represent fair value of derivative financial instruments.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount of Hedged Assets/(Liabilities) Amount (1)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of Hedged Assets/(Liabilities) Amount (1)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$225,063	$2,430	$224,241	$1,399
Loans	86,527	(280)	87,596	(1,572)

 (1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. For the periods ended March 31, 2019 and December 31, 2018, the amortized cost basis of this portfolio was $225 million and $224 million, respectively and the cumulative basis adjustment associated with this hedge was $2.4 million and $1.4 million, respectively. The amount of the designated hedged item was $50 million.
(2) Carrying value represents amortized cost.

10. STOCKHOLDERS' EQUITY

Serial Preferred Stock
The Company has the authority to issue up to 500,000 shares of serial preferred stock with a par value of $10.00 per share. As of March 31, 2019 and December 31, 2018, the Company had no shares issued or outstanding.

Accumulated Other Comprehensive Income (Loss)
The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2019 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2018	$(5,949)	$95	$(3,393)	$(1,026)	$(10,273)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	20,081	—	(1,460)	—	18,621
Amounts reclassified from AOCI into earnings	(85)	(5)	120	19	49
Net current period other comprehensive income (loss)	19,996	(5)	(1,340)	19	18,670
Balance - March 31, 2019	$14,047	$90	$(4,733)	$(1,007)	$8,397

The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2018 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain (Losses) for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2017	$1,874	$2,705	$(4,361)	$(1,102)	$(884)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(13,191)	—	1,964	—	(11,227)
Amounts reclassified from AOCI into earnings	(168)	(299)	249	19	(199)
Net current period other comprehensive income (loss)	(13,359)	(299)	2,213	19	(11,426)
Balance - March 31, 2018	$(11,485)	$2,406	$(2,148)	$(1,083)	$(12,310)

11. FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Derivative instruments
As discussed in Note 9 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No material differences were identified during the validation as of March 31, 2019 and December 31, 2018. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of March 31, 2019 did not have a material impact on the Company's Consolidated Financial Statements.

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale, as well as best efforts or mandatory delivery programs and forward sales contracts of MBS. These instruments are used to mitigate interest rate risk. The Company determines the fair value of these instruments by measuring the fair value of the underlying asset, which in turn is based on quoted prices for similar loans in the secondary market. This value, however, is adjusted by a pull-through rate applied at the loan level, which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data, as well as input from third party sources, and is adjusted using significant management judgment. It is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments, while a decrease in the pull-through rate will result in a negative fair value adjustment. As of March 31, 2019, the weighted average pull-through rate was approximately 90%. As a result of the UMG wind-down, at December 31, 2018, the Company had no interest rate locks.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2019 and December 31, 2018.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the table below.

Loans Held for Sale
Loans held for sale are carried at fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of "Mortgage banking income, net" on the Company’s Consolidated Statements of Income.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value Measurements at March 31, 2019 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$4,457	$—	$4,457
Obligations of states and political subdivisions	—	531,788	—	531,788
Corporate and other bonds	—	178,887	—	178,887
Mortgage-backed securities	—	1,390,393	—	1,390,393
Other securities	—	3,537	—	3,537
Loans held for sale	—	28,712	—	28,712
Derivatives:
Interest rate swap	—	24,865	—	24,865
Fair value hedges	—	893	—	893

LIABILITIES
Derivatives:
Interest rate swap	$—	$24,865	$—	$24,865
Cash flow hedges	—	6,328	—	6,328
Fair value hedges	—	3,027	—	3,027

	Fair Value Measurements at December 31, 2018 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
Obligations of states and political subdivisions	$—	$468,491	$—	$468,491
Corporate and other bonds	—	167,696	—	167,696
Mortgage-backed securities	—	1,129,865	—	1,129,865
Other securities	—	8,769	—	8,769
Derivatives:
Interest rate swap	—	19,426	—	19,426
Fair value hedges	—	1,872	—	1,872

LIABILITIES
Derivatives:
Interest rate swap	$—	$19,426	$—	$19,426
Cash flow hedges	—	4,786	—	4,786
Fair value hedges	—	1,684	—	1,684

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements.

Impaired loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). At March 31, 2019 and December 31, 2018, the Level 3 weighted average adjustments related to impaired loans were 3.0% and 5.3%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Foreclosed Properties & Former Bank Premises
Foreclosed properties and former bank premises are evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Fair values of foreclosed properties and former bank premises are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. At March 31, 2019 and December 31, 2018, the Level 3 weighted average adjustments related to foreclosed property were approximately 3.5% and 3.7%, respectively. At March 31, 2019 and December 31, 2018, there were no Level 3 weighted average adjustments related to bank premises.

Total valuation expenses related to foreclosed properties for the three months ended March 31, 2019 and 2018 totaled $51,000 and $759,000, respectively. For the three months ended March 31, 2019 and 2018 there were no valuation expenses related to former bank premises.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value Measurements at March 31, 2019 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$7,263	$7,263
Foreclosed properties	—	—	7,353	7,353
Former bank premises	—	—	2,695	2,695

	Fair Value Measurements at December 31, 2018 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$3,734	$3,734
Foreclosed properties	—	—	6,722	6,722
Former bank premises	—	—	2,090	2,090

Fair Value of Financial Instruments
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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2019 and December 31, 2018.

The Company's level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company's portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2019.

Loans
With the adoption of ASU No. 2016-01 in 2018, the fair value of loans at March 31, 2019 were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans. In the first quarter of 2019, the fair value of performing loans were estimated by utilizing two data sources for the selection of discount rates: either the recent origination rates from the Company over a 12-month period or an index to use recent originations from the market over a three-month period. At December 31, 2018, the fair value of performing loans were estimated by discounting expected future cash flows using a yield curve that was constructed by adding a loan spread to a market yield curve. Loan spreads were based on spreads observed in the market for loans of similar type and structure. Fair value for impaired loans and their respective level within the fair value hierarchy are described in the previous disclosure related to fair value measurements of assets that are measured on a nonrecurring basis.

BOLI
The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.

Deposits
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.

Accrued Interest
The carrying amounts of accrued interest approximate fair value.

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2019 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$165,041	$165,041	$—	$—	$165,041
AFS securities	2,109,062	—	2,109,062	—	2,109,062
HTM securities	559,380	—	566,541	18,065	584,606
Restricted stock	135,911	—	135,911	—	135,911
Loans held for sale	28,712	—	28,712	—	28,712
Net loans	11,911,483	—	—	11,785,466	11,785,466
Derivatives:
Interest rate swap	24,865	—	24,865	—	24,865
Fair value hedge	893	—	893	—	893
Accrued interest receivable	56,681	—	56,681	—	56,681
BOLI	317,990	—	317,990	—	317,990

LIABILITIES
Deposits	$12,489,330	$—	$12,515,527	$—	$12,515,527
Borrowings	1,753,103	—	1,739,009	—	1,739,009
Accrued interest payable	8,389	—	8,389	—	8,389
Derivatives:
Interest rate swap	24,865	—	24,865	—	24,865
Cash flow hedges	6,328	—	6,328	—	6,328
Fair value hedges	3,027	—	3,027	—	3,027

		Fair Value Measurements at December 31, 2018 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$261,199	$261,199	$—	$—	$261,199
AFS securities	1,774,821	—	1,774,821	—	1,774,821
HTM securities	492,272	—	499,501	—	499,501
Restricted stock	124,602	—	124,602	—	124,602
Net loans	9,675,162	—	—	9,534,717	9,534,717
Derivatives:
Interest rate swap	19,426	—	19,426	—	19,426
Fair value hedges	1,872	—	1,872	—	1,872
Accrued interest receivable	46,062	—	46,062	—	46,062
BOLI	263,034	—	263,034	—	263,034

LIABILITIES
Deposits	$9,970,960	$—	$9,989,788	$—	$9,989,788
Borrowings	1,756,278	—	1,742,038	—	1,742,038
Accrued interest payable	5,284	—	5,284	—	5,284
Derivatives:
Interest rate swap	19,426	—	19,426	—	19,426
Cash flow hedges	4,786	—	4,786	—	4,786
Fair value hedges	1,684	—	1,684	—	1,684

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

12. REVENUE

The majority of the Company’s noninterest income comes from short term contracts associated with fees for services provided on deposit accounts, credit cards, and wealth management accounts and is being accounted for in accordance with ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606." Typically, the duration of a contract does not extend beyond the services performed; therefore, the Company concluded that discussion regarding contract balances is immaterial.

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

Noninterest income disaggregated by major source, for the three months ended March 31, 2019 and 2018, consisted of the following (dollars in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Noninterest income:
Deposit Service Charges (1):
Overdraft fees, net	$5,782	$4,820
Maintenance fees & other	1,376	1,074
Other service charges and fees (1)	1,664	1,233
Interchange fees, net (1)	5,045	4,489
Fiduciary and asset management fees (1):
Trust asset management fees	1,339	1,345
Registered advisor management fees, net	2,875	720
Brokerage management fees, net	840	991
Mortgage banking income, net	1,454	—
Gains (losses) on securities transactions, net	151	213
Bank owned life insurance income	2,055	1,667
Loan-related interest rate swap fees	1,460	718
Other operating income (2)	897	2,997
Total noninterest income (3)	$24,938	$20,267

(1) Income within scope of Topic 606.
(2) Includes income within the scope of Topic 606 of $813,000 and $706,000 for the three months ended March 31, 2019 and 2018, respectively. The remaining balance is outside the scope of Topic 606.
(3) Noninterest income for the discontinued mortgage segment is reported in Note 14, "Segment Reporting & Discontinued Operations."

13. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards and warrants.

The following table presents EPS from continuing operations, discontinued operations and total net income available to common shareholders for the three months ended March 31, 2019 and 2018 (dollars in thousands except per share data):

	Three Months Ended
	March 31,
	2019	2018
Net Income:
Income from continuing operations	$35,716	$16,575
Income (loss) from discontinued operations	(85)	64
Net income available to common shareholders	$35,631	$16,639

Weighted average shares outstanding, basic	76,472	65,555
Dilutive effect of stock awards and warrants	61	81
Weighted average shares outstanding, diluted	76,533	65,636

Basic EPS:
EPS from continuing operations	$0.47	$0.25
EPS from discontinued operations	—	—
EPS available to common shareholders	$0.47	$0.25

Diluted EPS:
EPS from continuing operations	$0.47	$0.25
EPS from discontinued operations	—	—
EPS available to common shareholders	$0.47	$0.25

14. SEGMENT REPORTING & DISCONTINUED OPERATIONS

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

As of March 31, 2019, the Company's Consolidated Balance Sheet included assets and liabilities from discontinued operations of $1.1 million and $1.2 million, respectively. As of December 31, 2018, the Company's Consolidated Balance Sheet included assets and liabilities from discontinued operations of $1.5 million and $1.7 million, respectively. Management believes there are no material on-going obligations with respect to the mortgage banking business that have not been recorded in the Company's consolidated financial statements.

The following table presents summarized operating results of the discontinued mortgage segment for the three months ended March 31, 2019 and 2018, respectively (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Net interest income	$—	$275
Provision for credit losses	—	(24)
Net interest income after provision for credit losses	—	299
Noninterest income	1	2,042
Noninterest expenses	116	2,265
Income before income taxes	(115)	76
Income tax expense (benefit)	(30)	12
Net income (loss) on discontinued operations	$(85)	$64

15. SUBSEQUENT EVENTS

Effective May 17, 2019 (after market close), Union Bankshares Corporation will change its name to Atlantic Union Bankshares Corporation and Union Bank & Trust will change its name to Atlantic Union Bank. Also effective May 17, 2019 (after market close), the number of authorized shares of common stock of Union Bankshares Corporation will increase from 100,000,000 to 200,000,000. In connection with the name change, Union Bankshares Corporation will change its stock ticker from "UBSH" to "AUB" effective on May 20, 2019.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Union Bankshares Corporation (the “Company”) as of March 31, 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 27, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 7, 2019

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. This discussion and analysis should be read with the Company's consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2018 Form 10-K, including management’s discussion and analysis. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the interim periods are not necessarily indicative of results that may be expected for the full year or for any other period. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements.  Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

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

•
the possibility that any of the anticipated benefits of the acquisition of Access will not be realized or will not be realized within the expected time period, the expected revenue synergies and cost savings from the acquisition may not be fully realized or realized within the expected time frame, revenues following the acquisition may be lower than expected, or customer and employee relationships and business operations may be disrupted by the acquisition;

•	the Company’s ability to recruit and retain key employees;

•	the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets;

•	real estate values in the Bank’s lending area;

•	an insufficient ALL;

•	the quality or composition of the loan or investment portfolios;

•	concentrations of loans secured by real estate, particularly commercial real estate;

•	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;

•	demand for loan products and financial services in the Company’s market area;

•	the Company’s ability to compete in the market for financial services;

•	technological risks and developments, and cyber threats, attacks, or events;

•	performance by the Company’s counterparties or vendors;

•	deposit flows;

•	the availability of financing and the terms thereof;

•	the level of prepayments on loans and mortgage-backed securities;

•	legislative or regulatory changes and requirements;

•	the impact of the Tax Act, including, but not limited to, the effect of the lower corporate tax rate, including on the valuation of the Company's tax assets and liabilities;

•	changes in the effect of the Tax Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplement legislation;

•	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	changes to applicable accounting principles and guidelines; and

•	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and comparable "Risk Factors" section of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and related disclosures in other filings, which have been filed with the SEC and are and are available on the SEC’s website at www.sec.gov. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its business or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

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

The critical accounting and reporting policies include the Company’s accounting for the ALL, acquired loans, business combinations and divestitures, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of the Company’s 2018 Form 10-K.

The Company provides additional information on its critical accounting policies and estimates listed above under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in its 2018 Form 10-K.

ABOUT UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Union Bankshares Corporation (Nasdaq: UBSH) is the holding company for Union Bank & Trust. Union Bank & Trust has 155 branches, 15 of which are operated as Access National Bank, a division of Union Bank & Trust of Richmond, Virginia, or Middleburg Bank, a division of Union Bank & Trust of Richmond, Virginia, and seven of which are operated as Xenith Bank, a division of Union Bank & Trust of Richmond, Virginia, and approximately 200 ATMs located throughout Virginia, and in portions of Maryland and North Carolina. Certain non-bank affiliates of the Company include: Old Dominion Capital Management, Inc., and its subsidiary Outfitter Advisors, Ltd., Dixon, Hubard, Feinour, & Brown, Inc., Capital Fiduciary Advisors, LLC, and Middleburg Investment Services, LLC, all of which provide investment advisory and/or brokerage services; Union Insurance Group, LLC, which offers various lines of insurance products; and Middleburg Trust Company, which provides trust services.

Shares of the Company’s common stock are traded on the Nasdaq Global Select Market under the symbol "UBSH". Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of or incorporated into this report.

RESULTS OF OPERATIONS

Executive Overview

On February 1, 2019, the Company completed the acquisition of Access National Corporation (and its subsidiaries), a bank holding company based in Reston, Virginia. The Company's results for the first quarter of 2019 include two months of financial results of Access.

Net Income and Performance Metrics

•	Net income was $35.6 million and EPS was $0.47 for the first quarter of 2019 compared to net income of $16.6 million and EPS of $0.25 for the first quarter of 2018.

•
Net operating earnings(1), which excluded after-tax merger-related costs of $14.6 million, were $50.2 million and operating EPS(1) was $0.66 for the first quarter of 2019 compared to $38.9 million, or $0.59, for the first quarter of 2018.

•	ROA was 0.92% for the first quarter of 2019 compared to 0.52% for the first quarter of 2018; operating ROA(1) was 1.30% for the first quarter of 2019 compared to 1.21% for the first quarter of 2018.

•	ROE was 6.37% for the first quarter of 2019 compared to 3.70% for the first quarter of 2018; operating ROE(1) was 8.97% for the first quarter of 2019 compared to 8.64% for the first quarter of 2018.

•
ROTCE(1) was 11.84% for the first quarter of 2019 compared to 7.41% for the first quarter of 2018; operating ROTCE(1) was 16.27% for the first quarter of 2019 compared to 16.00% for the first quarter of 2018.

Balance Sheet

•	Loans held for investment, net of deferred fees and costs, were $12.0 billion at March 31, 2019, an increase of $2.2 billion, or 23.0%, from December 31, 2018.

•	Total deposits were $12.5 billion at March 31, 2019, an increase of $2.5 billion, or 25.3%, from December 31, 2018.

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

Net Interest Income

	For the Three Months Ended March 31,
	2019	2018	Change
	(Dollars in thousands)
Average interest-earning assets	$13,891,248	$11,475,099	$2,416,149
Interest and dividend income	$165,652	$124,379	$41,273
Interest and dividend income (FTE) (1)	$168,400	$126,217	$42,183
Yield on interest-earning assets	4.84%	4.40%	44	bps
Yield on interest-earning assets (FTE) (1)	4.92%	4.46%	46	bps
Average interest-bearing liabilities	$10,725,651	$9,104,584	$1,621,067
Interest expense	$38,105	$20,907	$17,198
Cost of interest-bearing liabilities	1.44%	0.93%	51	bps
Cost of funds	1.12%	0.74%	38	bps
Net interest income	$127,547	$103,472	$24,075
Net interest income (FTE) (1)	$130,295	$105,310	$24,985
Net interest margin	3.72%	3.66%	6	bps
Net interest margin (FTE) (1)	3.80%	3.72%	8	bps
(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the first quarter of 2019, net interest income was $127.5 million, an increase of $24.1 million from the first quarter of 2018. For the first quarter of 2019, net interest income (FTE) was $130.3 million, an increase of $25.0 million from the first quarter of 2018. The increases in both net interest income and net interest income (FTE) were primarily the result of a $2.4 billion increase in average interest-earning assets and a $1.6 billion increase in average interest-bearing liabilities from the impact of the Access acquisition during the first quarter of 2019. Net accretion related to acquisition accounting increased $199,000 from the first quarter of 2018 to $5.8 million in the first quarter of 2019. In the first quarter of 2019, net interest margin increased 6 basis points to 3.72% from 3.66% in the first quarter of 2018, and net interest margin (FTE) increased 8 basis points compared to the first quarter of 2018. The net increases in net interest margin and net interest margin (FTE)

measures were primarily driven by an increase in the yield on earnings assets, partially offset by a smaller increase in cost of funds.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,661,179	$13,067	3.19%	$1,020,691	$7,072	2.81%
Tax-exempt	984,250	10,123	4.17%	546,578	5,073	3.76%
Total securities	2,645,429	23,190	3.56%	1,567,269	12,145	3.14%
Loans, net (3) (4)	11,127,390	144,499	5.27%	9,680,195	113,135	4.74%
Other earning assets	118,429	711	2.43%	227,635	937	1.67%
Total earning assets	13,891,248	$168,400	4.92%	11,475,099	$126,217	4.46%
Allowance for loan losses	(43,002)			(39,847)
Total non-earning assets	1,851,497			1,584,320
Total assets	$15,699,743			$13,019,572
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$5,876,491	$14,369	0.99%	$4,759,523	$5,555	0.47%
Regular savings	733,286	400	0.22%	644,440	212	0.13%
Time deposits (5)	2,325,218	9,661	1.69%	2,085,930	5,445	1.06%
Total interest-bearing deposits	8,934,995	24,430	1.11%	7,489,893	11,212	0.61%
Other borrowings (6)	1,790,656	13,675	3.10%	1,614,691	9,695	2.44%
Total interest-bearing liabilities	10,725,651	$38,105	1.44%	9,104,584	$20,907	0.93%
Noninterest-bearing liabilities:
Demand deposits	2,534,940			1,973,804
Other liabilities	170,757			116,596
Total liabilities	13,431,348			11,194,984
Stockholders' equity	2,268,395			1,824,588
Total liabilities and stockholders' equity	$15,699,743			$13,019,572
Net interest income		$130,295			$105,310
Interest rate spread			3.48%			3.53%
Cost of funds			1.12%			0.74%
Net interest margin			3.80%			3.72%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21% for both the three months ended March 31, 2019 and 2018.
(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $5.6 million and $4.8 million for the three months ended March 31, 2019 and 2018, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on time deposits includes $292,000 and $832,000 for the three months ended March 31 2019 and 2018, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Interest expense on borrowings includes $70,000 and $98,000 for the three months ended March 31, 2019 and 2018, respectively, in amortization of the fair market value adjustments related to acquisitions.

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

	Three Months Ended March 31, 2019 vs. March 31, 2018 Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$4,932	$1,063	$5,995
Tax-exempt	4,450	600	5,050
Total securities	9,382	1,663	11,045
Loans, net (1)	17,992	13,372	31,364
Other earning assets	(555)	329	(226)
Total earning assets	$26,819	$15,364	$42,183
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$1,555	$7,259	$8,814
Regular savings	32	156	188
Time Deposits (2)	685	3,531	4,216
Total interest-bearing deposits	2,272	10,946	13,218
Other borrowings (3)	1,139	2,841	3,980
Total interest-bearing liabilities	3,411	13,787	17,198
Change in net interest income	$23,408	$1,577	$24,985

(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $711,000.
(2) The rate-related change in interest expense on deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $540,000.
(3) The rate-related change in interest expense on other borrowings includes the impact of lower amortization of the acquisition-related fair market value adjustments of $28,000.

The Company’s net interest margin (FTE) includes the impact of acquisition accounting fair value adjustments. The net accretion impact for the first quarter of 2018, and the first quarter of 2019, as well as the remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

	Loan Accretion	Deposit Accretion (Amortization)	Borrowings Accretion (Amortization)	Total
For the quarter ended March 31, 2018	$4,846	$832	$(98)	$5,580
For the quarter ended March 31, 2019	5,557	292	(70)	5,779
For the remaining nine months of 2019 (estimated)	13,129	541	(289)	13,381
For the years ending (estimated):
2020	14,314	132	(633)	13,813
2021	11,477	14	(807)	10,684
2022	9,092	(43)	(829)	8,220
2023	6,491	(32)	(852)	5,607
2024	4,977	(4)	(877)	4,096
Thereafter	18,540	(1)	(10,773)	7,766

The following table excludes discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Form 10-Q for further discussion regarding discontinued operations.

Noninterest Income

	For the Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$7,158	$5,894	$1,264	21.4%
Other service charges, commissions and fees	1,664	1,233	431	35.0%
Interchange fees, net	5,045	4,489	556	12.4%
Fiduciary and asset management fees	5,054	3,056	1,998	65.4%
Mortgage banking income, net	1,454	—	1,454	—%
Gains (losses) on securities transactions, net	151	213	(62)	(29.1)%
Bank owned life insurance income	2,055	1,667	388	23.3%
Loan-related interest rate swap fees	1,460	718	742	103.3%
Other operating income	897	2,997	(2,100)	(70.1)%
Total noninterest income	$24,938	$20,267	$4,671	23.0%

Noninterest income increased $4.7 million, or 23.0%, to $24.9 million for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018. The increase in noninterest income was primarily driven by the acquisition of Access, partially offset by a decline in other operating income of $2.1 million primarily due to the gain of $1.4 million recognized in the first quarter of 2018 related to the sale of the Company's ownership interest in a payments-related company.

The following table excludes discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Form 10-Q for further discussion regarding discontinued operations.

Noninterest Expense

	For the Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$48,007	$40,741	$7,266	17.8%
Occupancy expenses	7,399	6,067	1,332	22.0%
Furniture and equipment expenses	3,396	2,937	459	15.6%
Printing, postage, and supplies	1,242	1,060	182	17.2%
Communications expense	1,005	1,095	(90)	(8.2)%
Technology and data processing	5,676	4,560	1,116	24.5%
Professional services	2,958	2,554	404	15.8%
Marketing and advertising expense	2,383	1,436	947	65.9%
FDIC assessment premiums and other insurance	2,639	2,185	454	20.8%
Other taxes	3,764	2,886	878	30.4%
Loan-related expenses	2,289	1,315	974	74.1%
OREO and credit-related expenses	684	1,532	(848)	(55.4)%
Amortization of intangible assets	4,218	3,181	1,037	32.6%
Training and other personnel costs	1,144	1,006	138	13.7%
Merger-related costs	18,122	27,712	(9,590)	(34.6)%
Other expenses	1,802	1,476	326	22.1%
Total noninterest expense	$106,728	$101,743	$4,985	4.9%

Noninterest expense increased $5.0 million, or 4.9%, to $106.7 million for the quarter ended March 31, 2019 compared to $101.7 million for the quarter ended March 31, 2018. Excluding merger-related costs of $18.1 million and $27.7 million in the first quarters of 2019 and 2018, respectively, operating noninterest expense (1) for the quarter ended March 31, 2019 increased $14.6 million, or 19.7%, compared to the first quarter of 2018. The increase in noninterest expense was primarily related to the acquisition of Access in 2019. The Company also incurred $407,000 of re-branding costs in the first quarter of 2019.

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

The effective tax rate for the three months ended March 31, 2019 and 2018 was 14.9% and 10.3%, respectively. The increase in the effective tax rate compared to the first quarter of 2018 is primarily due to greater tax benefits related to stock compensation recorded during the first quarter of 2018 as compared to the same tax benefits recorded during the first quarter of 2019.

BALANCE SHEET

Assets
At March 31, 2019, total assets were $16.9 billion, an increase of $3.1 billion from $13.8 billion at December 31, 2018, reflecting the impact of the Access acquisition.

On February 1, 2019, the Company completed its acquisition of Access. Below is a summary of the transaction and related impact on the Company's balance sheet.

•	The fair value of assets acquired equaled $2.858 billion, and the fair value of the liabilities assumed equaled $2.559 billion

•	Total loans acquired totaled $2.217 billion with a fair value of $2.176 billion

•	Total deposits assumed totaled $2.228 billion with a fair value of $2.227 billion

•	Total goodwill arising from the transaction equaled $200.6 million

•	Core deposit intangibles acquired totaled $40.9 million

Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 805, Business Combinations.

Loans held for investment, net of deferred fees and costs, were $12.0 billion at March 31, 2019, an increase of $2.2 billion, or 23.0%, from December 31, 2018. Quarterly average loans increased $1.4 billion, or 15.0%, for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 primarily due to the Access acquisition. Refer to "Loan Portfolio" within Item 2 and Note 4 "Loans and Allowance for Loan Losses" in Part I of Item I for additional information on the Company’s loan activity.

Liabilities and Stockholders’ Equity
At March 31, 2019, total liabilities were $14.4 billion, an increase of $2.6 billion from December 31, 2018.

Total deposits were $12.5 billion at March 31, 2019, an increase of $2.5 billion, or 25.3%, from December 31, 2018. Quarterly average deposits increased $2.0 billion, or 21.2%, for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 primarily due to the Access acquisition. Refer to “Deposits” within this Item 2 for further discussion on this topic.
At March 31, 2019, stockholders’ equity was $2.5 billion, an increase of $534.9 million from December 31, 2018. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes. Refer to “Capital Resources” within this Item 2 for additional information on the Company’s capital ratios.

The Company declared and paid a cash dividend of $0.23 per share during the first quarter of 2019, an increase of $0.02 per share, or 9.5%, compared to the dividend paid during the first quarter of 2018.

Securities
At March 31, 2019, the Company had total investments in the amount of $2.8 billion, or 16.6 % of total assets, as compared to $2.4 billion, or 17.4% of total assets, at December 31, 2018. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are agency-backed securities, which have a government guarantee. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore, the Company earns a higher taxable equivalent yield on its portfolio as compared to many of its peers. During the fourth quarter of 2018, the Company entered into a swap agreement to hedge the interest rate on a portion of its fixed rate available for sale securities. For information regarding the hedge transaction related to available for sale securities, see Note 9, "Derivatives" in Part I of Item I of this Form 10-Q.

The table below sets forth a summary of the AFS securities, HTM securities and restricted stock as of the dates indicated (dollars in thousands):

	March 31, 2019	December 31, 2018
Available for Sale:
U.S. government and agency securities	$4,457	$—
Obligations of states and political subdivisions	531,788	468,491
Corporate and other bonds	178,887	167,696
Mortgage-backed securities	1,390,393	1,129,865
Other securities	3,537	8,769
Total AFS securities, at fair value	2,109,062	1,774,821
Held to Maturity:
Obligations of states and political subdivisions, at carrying value	548,383	492,272
Mortgage-backed securities	10,997	—
Total held to maturity securities	559,380	492,272

Restricted Stock:
Federal Reserve Bank stock	61,849	52,576
FHLB stock	74,062	72,026
Total restricted stock, at cost	135,911	124,602
Total investments	$2,804,353	$2,391,695

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized during the three months ended March 31, 2019. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of AFS securities at fair value and their weighted average yields as of March 31, 2019 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
U.S. government and agency securities
Amortized cost	$1,979	$2,472	$—	$—	$4,451
Fair value	1,981	2,476	—	—	4,457
Weighted average yield (1)	2.56%	2.51%	—		2.53%
Mortgage backed securities:
Amortized cost	$7	$256,010	$140,788	$989,251	$1,386,056
Fair value	7	255,820	141,184	993,382	1,390,393
Weighted average yield (1)	3.06%	2.51%	2.78%	3.17%	3.01%

Obligations of states and political subdivisions:
Amortized cost	$14,499	$16,716	$33,350	$452,332	$516,897
Fair value	14,624	17,006	34,062	466,096	531,788
Weighted average yield (1)	5.10%	4.31%	3.78%	3.71%	3.77%

Corporate bonds and other securities:
Amortized cost	$4,602	$5,771	$83,299	$87,775	$181,447
Fair value	4,602	5,745	83,567	88,510	182,424
Weighted average yield (1)	2.11%	3.43%	4.70%	3.50%	4.01%

Total AFS securities:
Amortized cost	$21,087	$280,969	$257,437	$1,529,358	$2,088,851
Fair value	21,214	281,047	258,813	1,547,988	2,109,062
Weighted average yield (1)	4.21%	2.63%	3.53%	3.35%	3.26%
 (1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of HTM securities at carrying value and their weighted average yields as of March 31, 2019 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Obligations of states and political subdivisions:
Carrying value	$252	$6,569	$2,790	$538,772	$548,383
Fair value	253	6,683	2,834	563,792	573,562
Weighted average yield (1)	2.04%	2.43%	3.06%	4.09%	4.07%
Mortgage backed securities:
Carrying value	$—	$1,643	$1,220	$8,134	$10,997
Fair value	—	1,649	1,219	8,176	11,044
Weighted average yield (1)	—	5.18%	4.13%	5.72%	5.46%
Total HTM securities:
Carrying value	$252	$8,212	$4,010	546,906	559,380
Fair value	253	8,332	4,053	571,968	584,606
Weighted average yield (1)	2.04%	2.98%	3.39%	4.11%	4.09%
(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of March 31, 2019, the Company maintained a diversified municipal bond portfolio with approximately 65% of its holdings in general obligation issues and the majority of the remainder backed by revenue bonds. Issuances within the State of Texas represented 20% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of March 31, 2019, liquid assets totaled $4.9 billion, or 29.2%, of total assets, and liquid earning assets totaled $4.8 billion, or 32.0% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of March 31, 2019, approximately $4.3 billion, or 36.2% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $298.0 million, or 10.6% of total securities, are scheduled to mature within one year.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. Refer to Note 7 “Borrowings” in Part I of Item 1 for additional information and the available balances on various lines of credit. In addition to lines of credit, the Bank may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. Refer to “Deposits” within this Item 2 for additional information and outstanding balances on purchased certificates of deposits.

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $12.0 billion at March 31, 2019, $9.7 billion at December 31, 2018, and $9.8 billion at March 31, 2018, respectively. Commercial real estate - non-owner occupied loans continue to represent the Company’s largest category, comprising 24.9% of the total loan portfolio at March 31, 2019.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018
Construction and Land Development	$1,326,679	11.1%	$1,194,821	12.3%	$1,178,054	12.5%	$1,250,448	13.5%	$1,249,196	12.7%
Commercial Real Estate - Owner Occupied	1,921,464	16.1%	1,337,345	13.8%	1,283,125	13.6%	1,293,791	13.9%	1,279,155	13.0%
Commercial Real Estate - Non-Owner Occupied	2,970,453	24.9%	2,467,410	25.4%	2,427,251	25.8%	2,318,589	25.0%	2,230,463	22.7%
Multifamily Real Estate	591,431	5.0%	548,231	5.6%	542,662	5.8%	541,730	5.8%	547,520	5.6%
Commercial & Industrial	1,866,625	15.6%	1,317,135	13.6%	1,154,583	12.3%	1,093,771	11.8%	1,125,733	11.5%
Residential 1-4 Family - Commercial	815,309	6.8%	713,750	7.3%	719,798	7.6%	723,945	7.8%	714,660	7.3%
Residential 1-4 Family - Mortgage	865,502	7.2%	600,578	6.2%	611,728	6.5%	607,155	6.5%	604,354	6.2%
Auto	300,631	2.5%	301,943	3.1%	306,196	3.3%	296,706	3.2%	288,089	3.0%
HELOC	672,087	5.6%	613,383	6.3%	612,116	6.5%	626,916	6.7%	642,084	6.5%
Consumer	397,491	3.3%	379,694	3.9%	345,320	3.7%	298,021	3.2%	839,699	8.6%
Other Commercial	224,638	1.9%	241,917	2.5%	230,765	2.4%	239,187	2.6%	284,770	2.9%
Total loans held for investment	$11,952,310	100.0%	$9,716,207	100.0%	$9,411,598	100.0%	$9,290,259	100.0%	$9,805,723	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of March 31, 2019 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Construction and Land Development	$1,326,679	$652,071	$378,141	$310,624	$67,517	$296,467	$243,148	$53,319
Commercial Real Estate - Owner Occupied	1,921,464	192,112	425,076	86,591	338,485	1,304,276	714,035	590,241
Commercial Real Estate - Non-Owner Occupied	2,970,453	326,752	1,075,849	400,110	675,739	1,567,852	1,148,057	419,795
Multifamily Real Estate	591,431	38,609	261,067	112,720	148,347	291,755	240,807	50,948
Commercial & Industrial	1,866,625	585,496	693,307	566,161	127,146	587,822	366,334	221,488
Residential 1-4 Family - Commercial	815,309	125,235	135,421	16,082	119,339	554,653	432,052	122,601
Residential 1-4 Family - Mortgage	865,502	13,162	448,387	6,089	442,298	403,953	26,630	377,323
Auto	300,631	2,787	3	3	—	297,841	156,326	141,515
HELOC	672,087	74,183	590,404	127,465	462,939	7,500	596	6,904
Consumer	397,491	12,365	20,908	19,084	1,824	364,218	246,967	117,251
Other Commercial	224,638	23,704	84,544	6,136	78,408	116,390	54,861	61,529
Total loans held for investment	$11,952,310	$2,046,476	$4,113,107	$1,651,065	$2,462,042	$5,792,727	$3,629,813	$2,162,914

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at March 31, 2019, the largest components of the Company’s loan portfolio consisted of commercial real estate, commercial & industrial, and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview
At March 31, 2019, the Company had lower levels of NPAs compared to December 31, 2018, primarily due to nonaccrual customer payments and charge-offs. The nonaccrual charge-offs related to two credit relationships composed of commercial & industrial as well as construction and land development loans. NPAs as a percentage of total outstanding loans held for investment decreased from December 31, 2018. As the Company's NPAs and past due loan levels have been at or near historic lows over the last several quarters, certain changes from quarter to quarter might stand out in comparison to one another but have an insignificant impact on the Company's overall asset quality position.

Net charge-offs increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Total net charge-offs as a percentage of total average loans on an annualized basis also increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The provision for loan losses increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as a result of higher net charge offs and loan balances in the first quarter of 2019. The ALL at March 31, 2018 decreased from December 31, 2018 primarily due to a decrease in historical loss rates.

All nonaccrual and past due loan metrics discussed below exclude PCI loans totaling $99.9 million (net of fair value mark of $23.1 million) at March 31, 2019.

Troubled Debt Restructurings
The total recorded investment in TDRs as of March 31, 2019 was $25.5 million, a decrease of $1.1 million, or 4.2%, from $26.6 million at December 31, 2018 and an increase of $7.9 million, or 45.0%, from $17.6 million at March 31, 2018. Of the $25.5 million of TDRs at March 31, 2019, $20.8 million, or 81.6%, were considered performing while the remaining $4.7 million were considered nonperforming.

Nonperforming Assets
At March 31, 2019, NPAs totaled $32.2 million, a decline of $1.5 million, or 4.4%, from December 31, 2018 and a decrease of $1.0 million, or 3.1%, from March 31, 2018.  NPAs as a percentage of total outstanding loans at March 31, 2019 were 0.27%, a decline of 8 basis points from 0.35% at December 31, 2018 and 7 basis points from 0.34% at March 31, 2018.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Nonaccrual loans, excluding PCI loans	$24,841	$26,953	$28,110	$25,662	$25,138
Foreclosed properties	7,353	6,722	6,800	7,241	8,079
Total NPAs	32,194	33,675	34,910	32,903	33,217
Loans past due 90 days and accruing interest	10,953	8,856	9,532	6,921	2,630
Total NPAs and loans past due 90 days and accruing interest	$43,147	$42,531	$44,442	$39,824	$35,847

Performing TDRs	$20,808	$19,201	$19,854	$15,696	$13,292
PCI loans	99,932	90,221	94,746	101,524	102,861

Balances
Allowance for loan losses	$40,827	$41,045	$41,294	$41,270	$40,629
Average loans, net of deferred fees and costs	11,127,390	9,584,785	9,297,213	9,809,083	9,680,195
Loans, net of deferred fees and costs	11,952,310	9,716,207	9,411,598	9,290,259	9,805,723

Ratios
NPAs to total loans	0.27%	0.35%	0.37%	0.35%	0.34%
NPAs & loans 90 days past due to total loans	0.36%	0.44%	0.47%	0.43%	0.37%
NPAs to total loans & foreclosed property	0.27%	0.35%	0.37%	0.35%	0.34%
NPAs & loans 90 days past due to total loans & foreclosed property	0.36%	0.44%	0.47%	0.43%	0.37%
ALL to nonaccrual loans	164.35%	152.28%	146.90%	160.82%	161.62%
ALL to nonaccrual loans & loans 90 days past due	114.06%	114.62%	109.70%	126.66%	146.32%

NPAs at March 31, 2019 included $24.8 million in nonaccrual loans, a net decrease of $2.1 million, or 7.8%, from December 31, 2018 and a net decrease of $297,000, or 1.2%, from March 31, 2018. The following table shows the activity in nonaccrual loans for the quarters ended (dollars in thousands):

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Beginning Balance	$26,953	$28,110	$25,662	$25,138	$21,743
Net customer payments	(2,314)	(3,077)	(2,459)	(2,651)	(1,455)
Additions	3,297	4,659	6,268	5,063	5,451
Charge-offs	(1,626)	(2,069)	(1,137)	(539)	(403)
Loans returning to accruing status	(952)	(420)	(70)	(1,349)	(182)
Transfers to foreclosed property	(517)	(250)	(154)	—	(16)
Ending Balance	$24,841	$26,953	$28,110	$25,662	$25,138

The following table presents the composition of nonaccrual loans at the quarters ended (dollars in thousands):

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Construction and Land Development	$5,513	$8,018	$9,221	$6,485	$6,391
Commercial Real Estate - Owner Occupied	3,307	3,636	3,202	2,845	2,539
Commercial Real Estate - Non-owner Occupied	1,787	1,789	1,812	3,068	2,089
Commercial & Industrial	721	1,524	1,404	1,387	1,969
Residential 1-4 Family - Commercial	4,244	2,481	1,956	1,998	1,512
Residential 1-4 Family - Mortgage	7,119	7,276	8,535	7,552	7,929
Auto	523	576	525	463	394
HELOC	1,395	1,518	1,273	1,669	2,072
Consumer and all other	232	135	182	195	243
Total	$24,841	$26,953	$28,110	$25,662	$25,138

NPAs at March 31, 2019 also included $7.4 million in foreclosed property, an increase of 631,000, or 9.4%, from December 31, 2018 and a decrease of $726,000 or 9.0%, from March 31, 2018. The following table shows the activity in foreclosed property for the quarters ended (dollars in thousands):

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Beginning Balance	$6,722	$6,800	$7,241	$8,079	$5,253
Additions of foreclosed property	900	432	165	283	44
Acquisitions of foreclosed property(1)	—	—	—	(162)	4,204
Valuation adjustments	(51)	(140)	(42)	(383)	(759)
Proceeds from sales	(171)	(286)	(889)	(580)	(684)
Gains (losses) from sales	(47)	(84)	325	4	21
Ending Balance	$7,353	$6,722	$6,800	$7,241	$8,079
(1) Includes subsequent measurement period adjustments.

The following table presents the composition of the foreclosed property portfolio at the quarter ended (dollars in thousands):

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Land	$2,216	$2,306	$2,377	$2,377	$2,649
Land Development	2,809	2,809	2,904	3,464	3,624
Residential Real Estate	1,925	1,204	1,116	984	1,171
Commercial Real Estate	403	403	403	416	635
Total	$7,353	$6,722	$6,800	$7,241	$8,079

Past Due Loans
At March 31, 2019, total accruing past due loans were $51.4 million, or 0.43% of total loans, compared to $61.9 million, or 0.64% of total loans, at December 31, 2018 and $41.6 million, or 0.42% of total loans, at March 31, 2018. Of the total past due loans still accruing interest at March 31, 2019, $11.0 million, or 0.09% of total loans, were past due 90 days or more, compared to $8.9 million, or 0.09% of total loans, at December 31, 2018 and $2.6 million, or 0.03% of total loans, at March 31, 2018.

Net Charge-offs
For the quarter ended March 31, 2019, net charge-offs were $4.2 million, or 0.15% of average loans on an annualized basis, compared to $1.1 million, or 0.05%, for the same quarter last year. The majority of net charge-offs in the first quarter of 2019 were related to consumer loans.

Provision for Loan Losses
The provision for loan losses for the quarter ended March 31, 2019 was $4.0 million, an increase of $501,000 compared with the same quarter last year. The increase in the provision for loan losses compared to the first quarter of 2018 was primarily driven by higher loan balances in the first quarter of 2019.

Allowance for Loan Losses
The ALL of $40.8 million at March 31, 2019, is a decrease of $218,000 compared to the ALL at December 31, 2018 primarily due to a decrease in historical loss rates. The current level of the ALL reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the ALL. The ALL as a percentage of the total loans held for investment was 0.34% at March 31, 2019, 0.42% at December 31, 2018, and 0.41% at March 31, 2018. The decline in the allowance ratio was primarily attributable to the acquisition of Access in the first quarter of 2019. In acquisition accounting, there is no carryover of previously established ALL.

The following table summarizes activity in the ALL during the quarters ended (dollars in thousands):

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Balance, beginning of period	$41,045	$41,294	$41,270	$40,629	$38,208
Loans charged-off:
Commercial	980	141	233	253	206
Real estate	1,093	2,806	1,435	382	419
Consumer	3,866	3,184	2,892	2,345	1,934
Total loans charged-off	5,939	6,131	4,560	2,980	2,559
Recoveries:
Commercial	360	121	153	74	186
Real estate	555	391	622	623	825
Consumer	781	574	626	504	469
Total recoveries	1,696	1,086	1,401	1,201	1,480
Net charge-offs	4,243	5,045	3,159	1,779	1,079
Provision for loan losses - continuing operations	4,025	4,800	3,100	2,660	3,524
Provision for loan losses - discontinued operations	$—	$(4)	$83	$(240)	$(24)
Balance, end of period	$40,827	$41,045	$41,294	$41,270	$40,629

ALL to loans	0.34%	0.42%	0.44%	0.44%	0.41%
Net charge-offs to average loans	0.15%	0.21%	0.13%	0.07%	0.05%
Provision to average loans	0.15%	0.20%	0.13%	0.11%	0.15%

The following table shows both an allocation of the ALL among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans held for investment as of the quarters ended (dollars in thousands):

	March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$7,411	15.6%	$7,636	13.6%	$6,702	12.3%	$6,382	11.8%	$5,694	11.5%
Real estate	24,848	76.7%	24,821	76.9%	26,432	78.3%	28,474	79.2%	29,054	74.1%
Consumer	8,568	7.7%	8,588	9.5%	8,160	9.4%	6,414	9.0%	5,881	14.4%
Total	$40,827	100.0%	$41,045	100.0%	$41,294	100.0%	$41,270	100.0%	$40,629	100.0%
 (1) Represents the loan balance divided by total loans held for investment.

Deposits
As of March 31, 2019, total deposits were $12.5 billion, an increase of $2.5 billion, or 25.3%, from December 31, 2018. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $2.5 billion accounted for 26.3% of total interest-bearing deposits at March 31, 2019.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	March 31, 2019		December 31, 2018
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Non-interest bearing	$2,964,113	23.7%	$2,094,607	21.0%
NOW accounts	2,643,228	21.2%	2,288,523	23.0%
Money market accounts	3,579,249	28.7%	2,875,301	28.8%
Savings accounts	798,670	6.4%	622,823	6.2%
Time deposits of $100,000 and over(1)	1,264,525	10.1%	1,067,181	10.7%
Other time deposits	1,239,545	9.9%	1,022,525	10.3%
Total Deposits	$12,489,330	100.0%	$9,970,960	100.0%
 (1) Includes time deposits of $250,000 and over of $463,198 and $292,224 as of March 31,2019 and December 31, 2018, respectively.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of March 31, 2019 and December 31, 2018, there were $229.8 million and $188.5 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheet.

Maturities of time deposits as of March 31, 2019 were as follows (dollars in thousands):

Amount
Within 3 Months	$556,205
3 - 12 Months	886,521
Over 12 Months	1,061,344
Total	$2,504,070

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

Beginning January 1, 2016, the capital conservation buffer requirement began to be phased in at 0.625% of risk-weighted assets, and increased by the same amount each year and was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

On February 1, 2019, the Company completed its acquisition of Access. As a result, as of March 31, 2019, the Company’s assets exceeded $15.0 billion and the trust preferred capital notes now qualify for Tier 2 capital for regulatory purposes.

The table summarizes the Company’s capital and related ratios for the periods presented (3) (dollars in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Common equity Tier 1 capital	$1,392,809	$1,106,871	$1,007,662
Tier 1 capital	1,392,809	1,236,709	1,136,939
Tier 2 capital	334,764	199,002	198,861
Total risk-based capital	1,727,573	1,435,711	1,335,800
Risk-weighted assets	13,576,962	11,146,898	11,156,746

Capital ratios:
Common equity Tier 1 capital ratio	10.26%	9.93%	9.03%
Tier 1 capital ratio	10.26%	11.09%	10.19%
Total capital ratio	12.73%	12.88%	11.97%
Leverage ratio (Tier 1 capital to average assets)	9.51%	9.71%	9.32%
Capital conservation buffer ratio (1)	4.26%	4.88%	3.97%
Common equity to total assets	14.56%	13.98%	13.93%
Tangible common equity to tangible assets (2)	9.09%	8.84%	8.54%
(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company's actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company's capital conservation buffer ratio.
(2) Refer to “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with GAAP
(3) All ratios and amounts at March 31, 2019 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed.

NON-GAAP FINANCIAL MEASURES

In reporting the results of the three months ended March 31, 2019, the Company has provided supplemental performance measures on a tax-equivalent, tangible, and/or operating basis. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company's financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company's non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company's performance.

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

The operating efficiency ratio (FTE) excludes the amortization of intangible assets and merger-related costs. This measure is similar to the measure utilized by the Company when analyzing corporate performance and is also similar to the measure utilized for incentive compensation. The Company believes this measure is useful to investors as it excludes certain costs resulting from acquisition activity allowing for greater comparability with others in the industry and allowing investors to more clearly see the combined economic results of the organization's operations. In prior periods, the Company has not excluded the amortization of intangibles from noninterest expense when calculating the operating efficiency ratio (FTE). The Company has adjusted its presentation for all periods in this release to exclude the amortization of intangibles from noninterest expense.

The following table reconciles these non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Interest Income (FTE)
Interest and dividend income (GAAP)	$165,652	$124,379
FTE adjustment	2,748	1,838
Interest and dividend income FTE (non-GAAP)	$168,400	$126,217
Average earning assets	$13,891,248	$11,475,099
Yield on interest-earning assets (GAAP)	4.83%	4.40%
Yield on interest-earning assets (FTE) (non-GAAP)	4.92%	4.46%
Net Interest Income (FTE)
Net Interest Income (GAAP)	$127,547	$103,472
FTE adjustment	2,748	1,838
Net Interest Income FTE (non-GAAP)	130,295	105,310
Average earning assets	$13,891,248	$11,475,099
Net interest margin (GAAP)	3.72%	3.66%
Net interest margin (FTE) (non-GAAP)	3.80%	3.72%
Tangible Assets
Ending Assets (GAAP)	$16,897,655	$13,149,292
Less: Ending goodwill	927,760	724,106
Less: Ending amortizable intangibles	88,553	50,092
Ending tangible assets (non-GAAP)	$15,881,342	$12,375,094
Tangible Common Equity
Ending Equity (GAAP)	$2,459,465	$1,831,077
Less: Ending goodwill	927,760	724,106
Less: Ending amortizable intangibles	88,553	50,092
Ending tangible common equity (non-GAAP)	$1,443,152	$1,056,879
Average equity (GAAP)	$2,268,395	$1,824,588
Less: Average goodwill	858,658	724,106
Less: Average amortizable intangibles	75,686	51,658
Average tangible common equity (non-GAAP)	$1,334,051	$1,048,824
ROE (GAAP)	6.37%	3.70%
ROTCE (non-GAAP)	11.84%	7.41%
Common equity to assets (GAAP)	14.56%	13.93%
Tangible common equity to tangible assets (non-GAAP)	9.09%	8.54%
Book value per share (GAAP)	$30.16	$27.87
Tangible book value per share (non-GAAP)	$17.69	$16.14

	Three Months Ended March 31,
	2019	2018
Operating Measures
Net income (GAAP)	$35,631	$16,639
Merger-related costs, net of tax	14,566	22,236
Net operating earnings (non-GAAP)	$50,197	$38,875

Weighted average common shares outstanding, diluted	76,553,066	65,636,262
Earnings per common share, diluted (GAAP)	$0.47	$0.25
Operating earnings per share, diluted (non-GAAP)	$0.66	$0.59

Average assets (GAAP)	$15,699,743	$13,019,572
ROA (GAAP)	0.92%	0.52%
Operating ROA (non-GAAP)	1.30%	1.21%

Average common equity (GAAP)	$2,268,395	$1,824,588
ROE (GAAP)	6.37%	3.70%
Operating ROE (non-GAAP)	8.97%	8.64%

Average tangible common equity (non-GAAP)	$1,334,051	$1,048,824
ROTCE (non-GAAP)	11.84%	7.41%
Operating ROTCE (non-GAAP)	16.27%	16.00%

Noninterest expense (GAAP)	$106,728	$101,743
Less: Merger-related costs	18,122	27,712
Less: Amortization of intangible assets	4,218	3,181
Operating noninterest expense (non-GAAP)	$84,388	$70,850

Net interest income (GAAP)	$127,547	$103,472
Net interest income (FTE) (non-GAAP)	$130,295	$105,310
Noninterest income (GAAP)	$24,938	$20,267

Efficiency ratio (GAAP)	69.99%	82.22%
Operating efficiency ratio (FTE) (non-GAAP)	54.36%	56.42%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of March 31, 2019 and 2018 (dollars in thousands):

	Change In Net Interest Income March 31,
	2019		2018
	%	$	%	$
Change in Yield Curve:
+300 basis points	9.80	55,995	3.70	16,666
+200 basis points	6.84	39,070	2.90	13,055
+100 basis points	3.45	19,689	1.71	7,678
Most likely rate scenario	—	—	—	—
-100 basis points	(4.65)	(26,580)	(3.13)	(14,108)
-200 basis points	(10.14)	(57,948)	(7.05)	(31,730)

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

From a net interest income perspective, the Company was more asset sensitive as of March 31, 2019, compared to its position as of March 31, 2018. This shift is in part due to the changing market characteristics of certain deposit products and in part due to recent off-balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended March 31, 2019 and 2018 (dollars in thousands):

	Change In Economic Value of Equity March 31,
	2019		2018
	%	$	%	$
Change in Yield Curve:
+300 basis points	(5.12)	(171,082)	0.60	14,841
+200 basis points	(3.04)	(101,410)	1.01	24,884
+100 basis points	(1.27)	(42,426)	1.02	25,083
Most likely rate scenario	—	—	—	—
-100 basis points	(0.91)	(30,425)	(3.46)	(85,255)
-200 basis points	(3.59)	(119,959)	(9.59)	(236,131)

As of March 31, 2019, the Company's economic value of equity is more sensitive in a rising interest rate environment compared to March 31, 2018 due to higher concentrations of longer duration assets.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting
There was no change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Company’s 2018 Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None.

(b) Use of Proceeds – Not Applicable.

(c) Issuer Purchases of Securities - None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
2.01
Agreement and Plan of Reorganization, dated as of October 4, 2018, as amended on December 7, 2018, by and between Union Bankshares Corporation and Access National Corporation (incorporated by reference to Annex A to Form S-4/A Registration Statement filed on December 10, 2018; SEC file no. 333-228455).

3.01	Articles of Incorporation of Union Bankshares Corporation, as amended April 25, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 29, 2014).

3.02	Amendment to Articles of Incorporation of Union Bankshares Corporation, to be effective on May 17, 2019 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 3, 2019).

3.03	Bylaws of Union Bankshares Corporation, as amended January 21, 2017 (incorporated by reference to Exhibit 3.02 to Annual Report on Form 10-K filed on February 28, 2017).

3.04	Amended and Restated Bylaws of Union Bankshares Corporation, to be effective on May 17, 2019 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 3, 2019).

10.01
Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Union Bankshares Corporation, effective January 1, 2019 (incorporated by reference to Exhibit 10.08.1 to Annual Report on Form 10-K filed on February 27, 2019).

10.02	Management Incentive Plan (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on February 27, 2019).

10.03
Separation Agreement, dated January 31, 2019, among Michael W. Clarke, Access National Corporation and Access National Bank (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed on February 27, 2019).

10.04
Consulting Agreement, dated as of February 1, 2019, by and between Union Bankshares Corporation and Michael W. Clarke (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on February 1, 2019).

10.05
Access National Corporation 2017 Equity Compensation Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed on February 1, 2019; SEC file no. 333-228455).

10.06
Access National Corporation 2009 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed on February 1, 2019; SEC file no. 333-228455).

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

101.00
Interactive data files formatted in eXtensible Business Reporting Language for the quarter ended March 31, 2019 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation

(Registrant)

Date: May 7, 2019	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: May 7, 2019	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)