Form 10-Q
period 2019-06-30
Atlantic Union Bankshares Corp
filed 2019-08-06
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-20293

ATLANTIC UNION BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1598552
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1051 East Cary Street

Suite 1200

Richmond, Virginia 23219

(Address of principal executive offices) (Zip Code)

(804) 633-5031

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.33 per share	AUB	The NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).             Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock outstanding as of July 31, 2019 was 82,097,528.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

2018 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2018
Access	–	Access National Corporation and its subsidiaries
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Atlantic Union Bank (formerly, Union Bank & Trust)
BOLI	–	Bank-owned life insurance
bps	–	Basis points
CCPs	–	Central Counterparty Clearinghouses
CECL	–	Current expected credit losses
CME	–	Chicago Mercantile Exchange
the Company	–	Atlantic Union Bankshares Corporation (formerly, Union Bankshares Corporation) and its subsidiaries
DHFB	–	Dixon, Hubard, Feinour, & Brown, Inc.
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FCMs	–	Futures Commission Merchants
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Act	–	Federal Reserve Act of 1913, as amended
Federal Reserve Bank		Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FTE	–	Fully taxable equivalent
GAAP or U.S. GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
HTM	–	Held to maturity
IDC	–	Interactive Data Corporation
LCH	–	London Clearing House
LIBOR	–	London Interbank Offered Rate
MBS	–	Mortgage Backed Securities
MD&A	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NOW	–	Negotiable order of withdrawal
NPA	–	Nonperforming assets
OAL	–	Outfitter Advisors, Ltd.
OCI	–	Other comprehensive income
ODCM	–	Old Dominion Capital Management, Inc.
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCI	–	Purchased credit impaired
ROA	–	Return on average assets
ROE	–	Return on average common equity

ROTCE	–	Return on average tangible common equity
ROU Asset	–	Right of Use Asset
SEC	–	Securities and Exchange Commission
Securities Act	–	Securities Act of 1933, as amended
Shore Premier	–	Shore Premier Finance, a division of the Bank
Shore Premier sale	–	The sale of substantially all of the assets and certain specific liabilities of Shore Premier
Tax Act	–	Tax Cuts and Jobs Act of 2017
TDR	–	Troubled debt restructuring
Topic 606	–	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
TFSB	–	The Federal Savings Bank
UMG	–	Union Mortgage Group, Inc.
Xenith	–	Xenith Bankshares, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$171,441	$166,927
Interest-bearing deposits in other banks	146,514	94,056
Federal funds sold	2,523	216
Total cash and cash equivalents	320,478	261,199
Securities available for sale, at fair value	1,999,494	1,774,821
Securities held to maturity, at carrying value	558,503	492,272
Restricted stock, at cost	145,859	124,602
Loans held for sale, at fair value	62,908	—
Loans held for investment, net of deferred fees and costs	12,220,514	9,716,207
Less allowance for loan losses	42,463	41,045
Net loans held for investment	12,178,051	9,675,162
Premises and equipment, net	168,514	146,967
Goodwill	930,449	727,168
Amortizable intangibles, net	82,976	48,685
Bank owned life insurance	318,734	263,034
Other assets	392,454	250,210
Assets of discontinued operations	964	1,479
Total assets	$17,159,384	$13,765,599
LIABILITIES
Noninterest-bearing demand deposits	$3,014,896	$2,094,607
Interest-bearing deposits	9,500,648	7,876,353
Total deposits	12,515,544	9,970,960
Securities sold under agreements to repurchase	70,870	39,197
Other short-term borrowings	618,050	1,048,600
Long-term borrowings	1,220,251	668,481
Other liabilities	221,353	112,093
Liabilities of discontinued operations	1,021	1,687
Total liabilities	14,647,089	11,841,018
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value; shares authorized 200,000,000 and 100,000,000 at June 30, 2019 and December 31, 2018, respectively; 82,086,736 and 65,977,149 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	108,560	87,250
Additional paid-in capital	1,862,716	1,380,259
Retained earnings	512,952	467,345
Accumulated other comprehensive income (loss)	28,067	(10,273)
Total stockholders' equity	2,512,295	1,924,581
Total liabilities and stockholders' equity	$17,159,384	$13,765,599

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Interest and dividend income:
Interest and fees on loans	$158,838	$119,540	$302,952	$232,193
Interest on deposits in other banks	544	676	1,017	1,323
Interest and dividends on securities:
Taxable	13,353	8,012	26,434	15,084
Nontaxable	8,390	4,181	16,374	8,189
Total interest and dividend income	181,125	132,409	346,777	256,789
Interest expense:
Interest on deposits	28,809	13,047	53,239	24,259
Interest on short-term borrowings	5,563	5,166	12,114	9,415
Interest on long-term borrowings	8,159	6,028	15,283	11,475
Total interest expense	42,531	24,241	80,636	45,149
Net interest income	138,594	108,168	266,141	211,640
Provision for credit losses	5,300	2,147	9,092	5,671
Net interest income after provision for credit losses	133,294	106,021	257,049	205,969
Noninterest income:
Service charges on deposit accounts	7,499	6,189	14,656	12,083
Other service charges and fees	1,702	1,278	3,367	2,512
Interchange fees, net	5,612	4,792	10,656	9,280
Fiduciary and asset management fees	5,698	4,040	10,752	7,096
Mortgage banking income, net	2,785	—	4,240	—
Gains (losses) on securities transactions, net	51	(88)	202	125
Bank owned life insurance income	2,075	1,728	4,129	3,395
Loan-related interest rate swap fees, net	3,716	898	5,176	1,617
Gain on Shore Premier sale	—	20,899	—	20,899
Other operating income	1,440	861	2,337	3,858
Total noninterest income	30,578	40,597	55,515	60,865
Noninterest expenses:
Salaries and benefits	50,390	40,777	98,398	81,518
Occupancy expenses	7,534	6,159	14,935	12,226
Furniture and equipment expenses	3,542	3,103	6,938	6,041
Printing, postage, and supplies	1,252	1,282	2,494	2,342
Communications expense	1,157	1,009	2,162	2,104
Technology and data processing	5,739	4,322	11,415	8,881
Professional services	2,630	2,671	5,587	5,225
Marketing and advertising expense	2,908	3,288	5,291	4,725
FDIC assessment premiums and other insurance	2,601	1,882	5,239	4,067
Other taxes	4,044	2,895	7,808	5,782
Loan-related expenses	2,396	1,843	4,685	3,158
OREO and credit-related expenses	1,473	1,122	2,157	2,654
Amortization of intangible assets	4,937	3,215	9,154	6,396
Training and other personnel costs	1,477	1,125	2,621	2,132
Merger-related costs	6,371	8,273	24,493	35,985
Rebranding expense	4,012	—	4,420	—
Other expenses	3,145	2,174	4,538	3,649
Total noninterest expenses	105,608	85,140	212,335	186,885
Income from continuing operations before income taxes	58,264	61,478	100,229	79,949
Income tax expense	9,356	11,678	15,606	13,575
Income from continuing operations	48,908	49,800	84,623	66,374

Discontinued operations:
Income (loss) from operations of discontinued mortgage segment	(114)	(3,085)	(229)	(3,008)
Income tax expense (benefit)	(29)	(612)	(59)	(600)
Income (loss) on discontinued operations	(85)	(2,473)	(170)	(2,408)
Net income	$48,823	$47,327	$84,453	$63,966
Basic earnings per common share	$0.59	$0.72	$1.06	$0.97
Diluted earnings per common share	$0.59	$0.72	$1.06	$0.97
Dividends declared per common share	$0.23	$0.21	$0.46	$0.42
Basic weighted average number of common shares outstanding	82,062,585	65,919,055	79,282,830	65,737,849
Diluted weighted average number of common shares outstanding	82,125,194	65,965,577	79,344,573	65,801,926

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$48,823	$47,327	$84,453	$63,966
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(2,595)	675	(4,055)	2,639
Reclassification adjustment for losses included in net income (net of tax, $46 and $78 for the three months and $78 and $144 for the six months ended June 30, 2019 and 2018, respectively) (1)	173	294	293	543
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $5,888 and $687 for the three months and $11,226 and $4,193 for the six months ended June 30, 2019 and 2018, respectively)	22,151	(2,586)	42,233	(15,777)
Reclassification adjustment for losses (gains) included in net income (net of tax, $20 and $18 for the three months and $42 and $27 for the six months ended June 30, 2019 and 2018, respectively) (2)	(73)	69	(159)	(99)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $1 and $26 for the three months and $3 and $106 for the six months ended June 30, 2019 and 2018, respectively) (3)	(5)	(99)	(10)	(398)
Bank owned life insurance:
Reclassification adjustment for losses included in net income (4)	19	19	38	38
Other comprehensive income (loss)	19,670	(1,628)	38,340	(13,054)
Comprehensive income	$68,493	$45,699	$122,793	$50,912
(1)	The gross amounts reclassified into earnings are reported in the interest income and interest expense sections of the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(2)	The gross amounts reclassified into earnings are reported as "Gains (losses) on securities transactions, net" on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(3)	The gross amounts reclassified into earnings are reported within interest income on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(4)	Reclassifications in earnings are reported in "Salaries and benefits" expense on the Company’s Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2019

(Dollars in thousands, except share and per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2018	$87,250	$1,380,259	$467,345	$(10,273)	$1,924,581
Net Income			35,631		35,631
Other comprehensive income (net of taxes of $5,346)				18,670	18,670
Issuance of common stock in regard to acquisition (15,842,026 shares)	21,070	478,904			499,974
Dividends on common stock ($0.23 per share)			(18,838)		(18,838)
Issuance of common stock under Equity Compensation Plans (6,127 shares)	8	130			138
Issuance of common stock for services rendered (6,085 shares)	8	211			219
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (104,151 shares)	139	(1,786)			(1,647)
Impact of adoption of new guidance(1)			(1,133)		(1,133)
Stock-based compensation expense		1,870			1,870
Balance - March 31, 2019	$108,475	$1,859,588	$483,005	$8,397	$2,459,465
Net Income			48,823		48,823
Other comprehensive income (net of taxes of $5,913)				19,670	19,670
Dividends on common stock ($0.23 per share)			(18,876)		(18,876)
Issuance of common stock under Equity Compensation Plans (36,551 shares)	48	938			986
Issuance of common stock for services rendered (6,192 shares)	8	192			200
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (21,447 shares)	29	(336)			(307)
Stock-based compensation expense		2,334			2,334
Balance - June 30, 2019	$108,560	$1,862,716	$512,952	$28,067	$2,512,295

(1) Adoption of ASU No. 2016-02, "Leases (Topic 842)." in the first quarter of 2019.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2018

(Dollars in thousands, except share and per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2017	$57,744	$610,001	$379,468	$(884)	$1,046,329
Net Income			16,639		16,639
Other comprehensive income (net of taxes of $3,565)				(11,426)	(11,426)
Issuance of common stock in regard to acquisition (21,922,077 shares)(1)	29,156	765,653			794,809
Dividends on common stock ($0.21 per share)			(13,808)		(13,808)
Issuance of common stock under Equity Compensation Plans (68,495 shares)	91	836			927
Issuance of common stock for services rendered (4,914 shares)	7	177			184
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (69,562 shares)	93	(2,363)			(2,270)
Cancellation of warrants		(1,530)			(1,530)
Stock-based compensation expense		1,223			1,223
Balance - March 31, 2018	$87,091	$1,373,997	$382,299	$(12,310)	$1,831,077
Net Income			47,327		47,327
Other comprehensive income (net of taxes of $617)				(1,628)	(1,628)
Dividends on common stock ($0.21 per share)			(13,841)		(13,841)
Issuance of common stock under Equity Compensation Plans (17,058 shares)	23	416			439
Issuance of common stock for services rendered (5,259 shares)	7	205			212
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (6,664 shares)	8	(136)			(128)
Impact of adoption of new guidance			(293)	(107)	(400)
Stock-based compensation expense		1,812			1,812
Balance - June 30, 2018	$87,129	$1,376,294	$415,492	$(14,045)	$1,864,870

(1) Includes conversion of Xenith warrants to the Company’s warrants.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Dollars in thousands)

	2019	2018
Operating activities (1):
Net income	$84,453	$63,966
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	7,368	6,985
Writedown of foreclosed properties and former bank premises	852	1,142
Amortization, net	12,917	5,749
Amortization (accretion) related to acquisitions, net	(4,704)	(5,273)
Provision for credit losses	9,092	5,407
Gains on securities transactions, net	(202)	(125)
BOLI income	(4,129)	(3,395)
Decrease (increase) in loans held for sale, net	(41,681)	472
Losses (gains) on sales of foreclosed properties and bank premises, net	147	(85)
Gain on sale of Shore Premier loans	—	(20,899)
Goodwill impairment losses	—	864
Stock-based compensation expenses	4,204	3,035
Issuance of common stock for services	419	396
Net decrease (increase) in other assets	(54,426)	(21,878)
Net increase in other liabilities	15,710	17,532
Net cash and cash equivalents provided by (used in) operating activities	30,020	53,893
Investing activities:
Purchases of AFS securities and restricted stock	(253,324)	(502,675)
Purchases of HTM securities	(47,217)	(40,145)
Proceeds from sales of AFS securities and restricted stock	387,949	309,516
Proceeds from maturities, calls and paydowns of AFS securities	108,115	70,653
Proceeds from maturities, calls and paydowns of HTM securities	1,410	—
Proceeds from sale of loans held for investment	—	581,324
Net increase in loans held for investment	(348,515)	(272,919)
Net increase in premises and equipment	(5,691)	(2,653)
Proceeds from sales of foreclosed properties and former bank premises	1,035	2,728
Cash paid in acquisitions	(12)	(10,928)
Cash acquired in acquisitions	46,164	174,227
Net cash and cash equivalents provided by (used in) investing activities	(110,086)	309,128
Financing activities:
Net increase in noninterest-bearing deposits	235,882	179,348
Net increase in interest-bearing deposits	82,134	78,040
Net increase (decrease) in short-term borrowings	(619,562)	(235,953)
Cash paid for contingent consideration	(565)	(565)
Proceeds from issuance of long-term debt	500,000	25,000
Repayments of long-term debt	(20,000)	—
Cash dividends paid - common stock	(37,714)	(27,649)
Cancellation of warrants	—	(1,530)
Issuance of common stock	1,124	1,366
Vesting of restricted stock, net of shares held for taxes	(1,954)	(2,398)
Net cash and cash equivalents provided by (used in) financing activities	139,345	15,659
Increase (decrease) in cash and cash equivalents	59,279	378,680
Cash and cash equivalents at beginning of the period	261,199	199,373
Cash and cash equivalents at end of the period	$320,478	$578,053

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Dollars in thousands)

	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$77,838	$44,137
Income taxes	7,426	6,250

Supplemental schedule of noncash investing and financing activities
Transfers from loans (foreclosed properties) to foreclosed properties (loans)	1,171	(59)
Stock received as consideration for sale of loans held for investment	—	28,913
Securities transferred from HTM to AFS	—	187,425
Issuance of common stock in exchange for net assets in acquisitions	499,974	794,809

Transactions related to acquisitions
Assets acquired	2,855,359	3,251,191
Liabilities assumed (2)	2,558,638	2,872,984

(1) Discontinued operations have an immaterial impact to the Company’s Consolidated Statement of Cash Flows. The change in loans held for sale included in the Operating Activities section for the six months ended June 30, 2018 are fully attributable to discontinued operations.

(2) 2018 includes contingent consideration related to DHFB acquisition.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. ACCOUNTING POLICIES

The Company

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (formerly, Union Bankshares Corporation) (Nasdaq: AUB) is the holding company for Atlantic Union Bank (formerly, Union Bank & Trust). Atlantic Union Bank  has 153 branches, seven of which are operated as Xenith Bank, a division of Atlantic Union Bank, and approximately 200 ATMs located throughout Virginia and in portions of Maryland and North Carolina. Middleburg Financial is a brand name used by Atlantic Union Bank and certain affiliates when providing trust, wealth management, private banking, and investment advisory products and services. Certain non-bank affiliates of Atlantic Union Bank include: Old Dominion Capital Management, Inc., and its subsidiary Outfitter Advisors, Ltd., Dixon, Hubard, Feinour & Brown, Inc., and Middleburg Investment Services, LLC, which provide investment advisory and/or brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Effective May 17, 2019 (after market close), Union Bankshares Corporation changed its name to Atlantic Union Bankshares Corporation and Union Bank & Trust changed its name to Atlantic Union Bank. The name change was approved by the Board of Directors at the Company’s January 23, 2019 Board meeting and a related amendment to the Company’s articles of incorporation was approved by the Company’s shareholders at its 2019 Annual Meeting on May 2, 2019. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2018 Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

Business Combinations and Divestitures

On February 1, 2019, the Company completed the acquisition of Access, a bank holding company based in Reston, Virginia for a purchase price of approximately $500.0 million. Access’s common stockholders received 0.75 shares of the Company’s common stock in exchange for each share of Access’s common stock, resulting in the Company issuing 15,842,026 shares of common stock. In addition, the Company paid cash of approximately $12,000 in lieu of fractional shares.

In connection with the transaction, the Company recorded $203.3 million in goodwill and $43.5 million of amortizable assets, which primarily relate to core deposit intangibles. The Company currently estimates that these other intangible assets will be amortized over 5 to 10 years using various methods. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

Affordable Housing Entities

The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the three and six months ended June 30, 2019, the Company recognized amortization of $682,000 and $1.2 million, respectively, and tax credits of $728,000 and $1.3 million, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. For the three and six months ended June 30, 2018, the Company recognized amortization of $236,000 and $471,000, respectively, and tax credits of $281,000 and $564,000, respectively. The carrying value of the Company’s investments in these qualified affordable housing projects was $29.6 million and $10.8 million as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, the Company’s recorded liability totaled $12.8 million and $9.9 million, respectively, for the related unfunded commitments, which are expected to be paid throughout the years 2019 - 2033.

Adoption of New Accounting Standards

On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)." The adoption of this standard required lessees to recognize right of use assets and lease liabilities on the Consolidated Balance Sheet and disclose key information about leasing arrangements. The Company adopted this ASU on January 1, 2019 under the modified retrospective approach. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to not reassess the lease classification of existing leases, as well as not reassess whether any expired or existing contracts are or contain a lease; and maintain consistent treatment of initial direct costs on existing leases. In addition, the Company elected the short-term lease exemption practical expedient in which leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheet. The Company also elected the practical expedient related to accounting for lease and non-lease components as a single lease component. Adoption of this standard resulted in the Company recording a lease liability of $53.2 million and right of use assets of $48.9 million as of January 1, 2019. Operating leases have been included within other assets and other liabilities on the Company’s Consolidated Balance Sheet. The implementation of this standard resulted in a $1.1 million decrease to Retained Earnings. There was no impact on the Company’s Consolidated Statement of Cash Flows. Refer to Note 6 "Leases" for further discussion regarding the adoption.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." This ASU amends the Intangibles—Goodwill and Other Topic of the Accounting Standards Codification to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU will be effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted this standard in the first quarter of 2019 using the prospective approach. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU contains significant differences from existing GAAP and is effective for fiscal years beginning after December 15, 2019. This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The CECL model will replace the Company’s current accounting for PCI and impaired loans. This ASU also amends the AFS debt securities OTTI model. The Company has established a cross-functional governance structure for the implementation of CECL. In addition, the Company is validating the models that will be used upon adoption of the standard. The implementation of this ASU will result in increases to the Company’s reserves for credit losses of financial instruments; however, the quantitative impact cannot be reasonably estimated since this ASU relies on economic conditions and trends that will impact the Company’s portfolio at the time of adoption. The Company is continuing to evaluate the impact ASU No. 2016-13 will have on its consolidated financial statements.

2. ACQUISITIONS

Access Acquisition

On February 1, 2019, the Company completed its acquisition of Access National Corporation (and its subsidiaries), a bank holding company based in Reston, Virginia. Holders of shares of Access’s common stock received 0.75 shares of the Company’s common stock in exchange for each share of Access’s common stock, resulting in the Company issuing 15,842,026 shares of the Company’s common stock at a fair value of approximately $500.0 million. In addition, the Company paid cash of approximately $12,000 in lieu of fractional shares.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. Measurement period adjustments that were made in the second quarter of 2019 include immaterial changes to the fair value of loans, buildings, other amortizable intangibles, and other assets. The Company will continue to keep the measurement period open for certain accounts, including loans, real estate, and deferred tax assets, where its review procedures of any updated information related to the transaction are ongoing. If considered necessary, additional adjustments to the fair value measurement of these accounts will be made until all information is finalized, the Company’s review procedures are complete, and the measurement period is closed. The goodwill is not expected to be deductible for tax purposes.

The following table provides a preliminary assessment of the consideration transferred, assets acquired, and liabilities assumed as of the date of the acquisition (dollars in thousands):

Purchase Price:
Fair value of shares of the Company's common stock issued		$499,974
Cash paid for fractional shares		12
Total purchase price		$499,986

Fair value of assets acquired:
Cash and cash equivalents	$46,164
Investments	464,742
Loans	2,173,481
Premises and equipment	28,001
Core deposit intangibles	40,860
Other assets	102,111
Total assets	$2,855,359

Fair value of liabilities assumed:
Deposits	$2,227,073
Short-term borrowings	220,685
Long-term borrowings	70,535
Other liabilities	40,345
Total liabilities	$2,558,638

Net assets acquired		$296,721
Preliminary goodwill		$203,265

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

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, (acquired impaired) and loans that do not meet these criteria, which are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, (acquired performing). The fair values of the acquired performing loans were $2.1 billion and the fair values of the acquired impaired loans were $33.1 million. The gross contractually required principal and interest payments receivable for acquired performing loans was $2.5 billion. The best estimate of contractual cash flows not expected to be collected related to the acquired performing loans is $17.9 million.

The following table presents the acquired impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest payments	$44,232
Nonaccretable difference	(6,061)
Cash flows expected to be collected	38,171
Accretable difference	(5,061)
Fair value of loans acquired with a deterioration of credit quality	$33,110

The following table presents certain pro forma information as if Access had been acquired on January 1, 2018. These results combine the historical results of Access in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2018. In particular, no adjustments have been made to eliminate the amount of Access’s provision for credit losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2018. Pro forma adjustments below include the net impact of accretion for 2018 and the elimination of merger-related costs for 2019.

The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma for the three		Pro forma for the six
	months ended		months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenues (1)	$169,172	$184,758	$332,326	$341,407
Net income	$53,480	$57,741	$105,787	$82,599
EPS	$0.65	$0.71	$1.32	$1.01
(1)	Includes net interest income and noninterest income.

The revenue and earnings amounts specific to Access since the acquisition date that are included in the consolidated results for 2019 are not readily determinable. The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date.

Merger-related costs associated with the acquisition of Access were $5.8 million and $23.6 million for the three and six months ended June 30, 2019, respectively; there were no merger-related costs associated with the acquisition of Access during the first six months of 2018. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, and employee severances, which have been expensed as incurred.

3. SECURITIES

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of June 30, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2019
U.S. government and agency securities	$4,462	$18	$—	$4,480
Obligations of states and political subdivisions	485,192	24,566	(11)	509,747
Corporate and other bonds (1)	202,935	3,887	(509)	206,313
Mortgage-backed securities	1,253,541	23,293	(1,429)	1,275,405
Other securities	3,549	—	—	3,549
Total AFS securities	$1,949,679	$51,764	$(1,949)	$1,999,494

December 31, 2018
Obligations of states and political subdivisions	$466,588	$3,844	$(1,941)	$468,491
Corporate and other bonds (1)	167,561	1,118	(983)	167,696
Mortgage-backed securities	1,138,034	4,452	(12,621)	1,129,865
Other securities	8,769	—	—	8,769
Total AFS securities	$1,780,952	$9,414	$(15,545)	$1,774,821
(1)	Other bonds includes asset-backed securities.

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of June 30, 2019 and December 31, 2018 (dollars in thousands). These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2019
Obligations of states and political subdivisions	$775	$—	$731	$(11)	$1,506	$(11)
Corporate bonds and other securities	10,518	(85)	33,592	(424)	44,110	(509)
Mortgage-backed securities	26,826	(116)	149,629	(1,313)	176,455	(1,429)
Total AFS securities	$38,119	$(201)	$183,952	$(1,748)	$222,071	$(1,949)

December 31, 2018
Obligations of states and political subdivisions	$133,513	$(1,566)	$10,145	$(375)	$143,658	$(1,941)
Corporate bonds and other securities	35,478	(315)	33,888	(668)	69,366	(983)
Mortgage-backed securities	306,038	(3,480)	341,400	(9,141)	647,438	(12,621)
Total AFS securities	$475,029	$(5,361)	$385,433	$(10,184)	$860,462	$(15,545)

As of June 30, 2019, there were $184.0 million, or 84 issues, of individual AFS securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $1.7 million. As of December 31, 2018, there were $385.4 million, or 138 issues, of individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $10.2 million. The Company has determined that these securities were temporarily impaired at June 30, 2019 and December 31, 2018 for the reasons set out below:

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

Corporate and other bonds. This category’s unrealized losses are the result of interest rate fluctuations and ratings downgrades for a limited number of securities. The majority of these securities remain investment grade and the Company’s analysis did not indicate the existence of a credit loss. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

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

The following table presents the amortized cost and estimated fair value of AFS securities as of June 30, 2019 and December 31, 2018, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$16,726	$16,828	$22,653	$22,789
Due after one year through five years	164,576	166,589	191,003	188,999
Due after five years through ten years	246,735	252,016	218,211	217,304
Due after ten years	1,521,642	1,564,061	1,349,085	1,345,729
Total AFS securities	$1,949,679	$1,999,494	$1,780,952	$1,774,821

Refer to Note 8 "Commitments and Contingencies" for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of June 30, 2019 and December 31, 2018.

Held to Maturity

The Company reports HTM securities on the Company’s Consolidated Balance Sheets at carrying value. Carrying value is amortized cost which includes any unamortized unrealized gains and losses recognized in accumulated other comprehensive income prior to reclassifying the securities from AFS securities to HTM securities. Investment securities transferred into the HTM category from the AFS category are recorded at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the HTM securities. Such unrealized gains or losses are accreted over the remaining life of the security with no impact on future net income.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of June 30, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
June 30, 2019
Obligations of states and political subdivisions	$547,591	$38,966	$—	$586,557
Mortgage-backed securities	10,912	106	—	11,018
Total held-to-maturity securities	$558,503	$39,072	$—	$597,575
December 31, 2018
Obligations of states and political subdivisions	$492,272	$7,375	$(146)	$499,501

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s HTM securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of June 30, 2019 and December 31, 2018 (dollars in thousands). These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses (1)	Value	Losses (1)	Value	Losses (1)
June 30, 2019
Obligations of states and political subdivisions	$250	$—	$—	$—	$250	$—
(1) Losses were less than $1,000 as of June 30, 2019

December 31, 2018
Obligations of states and political subdivisions	$43,206	$(146)	$—	$—	$43,206	$(146)

As of June 30, 2019 and December 31, 2018 there were no issues of individual HTM securities that had been in a continuous loss position for more than 12 months.

The following table presents the amortized cost and estimated fair value of HTM securities as of June 30, 2019 and December 31, 2018, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$250	$250	$—	$—
Due after one year through five years	8,167	8,354	3,893	3,900
Due after five years through ten years	3,992	4,093	3,480	3,507
Due after ten years	546,094	584,878	484,899	492,094
Total HTM securities	$558,503	$597,575	$492,272	$499,501

Refer to Note 8 "Commitments and Contingencies" for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of June 30, 2019 and December 31, 2018.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At June 30, 2019 and December 31, 2018, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of the Bank’s outstanding capital at both June 30, 2019 and December 31, 2018. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $67.0 million and $52.6 million for June 30, 2019 and December 31, 2018 and FHLB stock in the amount of $78.9 million and $72.0 million as of June 30, 2019 and December 31, 2018, respectively.

Other-Than-Temporary-Impairment

During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the three months ended June 30, 2019, and in accordance with accounting guidance, no OTTI was recognized.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and six months ended June 30, 2019 and 2018 (dollars in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Realized gains (losses):
Gross realized gains	$844	$2,057
Gross realized losses	(793)	(1,855)
Net realized gains	$51	$202

Proceeds from sales of securities	$179,701	$387,950

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Realized gains (losses):
Gross realized gains	$2,095	$2,793
Gross realized losses	(2,183)	(2,668)
Net realized gains	$(88)	$125

Proceeds from sales of securities	$193,666	$309,516

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Construction and Land Development	$1,267,712	$1,194,821
Commercial Real Estate - Owner Occupied	1,966,776	1,337,345
Commercial Real Estate - Non-Owner Occupied	3,104,823	2,467,410
Multifamily Real Estate	602,115	548,231
Commercial & Industrial	2,032,799	1,317,135
Residential 1-4 Family - Commercial	801,703	713,750
Residential 1-4 Family - Mortgage	850,063	600,578
Auto	311,858	301,943
HELOC	660,621	613,383
Consumer	383,653	379,694
Other Commercial	238,391	241,917
Total loans held for investment, net (1)	$12,220,514	$9,716,207
(1)	Loans, as presented, are net of deferred fees and costs totaling $7.2 million and $5.1 million as of June 30, 2019 and December 31, 2018, respectively.

The following table shows the aging of the Company’s loan portfolio, by segment, at June 30, 2019 (dollars in thousands):

			Greater than
	30-59 Days	60-89 Days	90 Days and
	Past Due	Past Due	still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$2,327	$318	$855	$12,181	$5,619	$1,246,412	$1,267,712
Commercial Real Estate - Owner Occupied	1,707	—	2,540	32,628	4,062	1,925,839	1,966,776
Commercial Real Estate - Non-Owner Occupied	141	164	1,489	15,755	1,685	3,085,589	3,104,823
Multifamily Real Estate	1,218	—	—	92	—	600,805	602,115
Commercial & Industrial	3,223	1,175	295	3,930	1,183	2,022,993	2,032,799
Residential 1-4 Family - Commercial	1,622	651	863	12,675	4,135	781,757	801,703
Residential 1-4 Family - Mortgage	5,969	2,801	845	17,821	8,677	813,950	850,063
Auto	2,120	299	122	7	449	308,861	311,858
HELOC	4,978	1,336	658	4,869	1,432	647,348	660,621
Consumer	2,794	1,423	1,099	689	115	377,533	383,653
Other Commercial	30	—	62	654	105	237,540	238,391
Total loans held for investment	$26,129	$8,167	$8,828	$101,301	$27,462	$12,048,627	$12,220,514

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2018 (dollars in thousands):

			Greater than
	30-59 Days	60-89 Days	90 Days and
	Past Due	Past Due	still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$759	$6	$180	$8,654	$8,018	$1,177,204	$1,194,821
Commercial Real Estate - Owner Occupied	8,755	1,142	3,193	25,644	3,636	1,294,975	1,337,345
Commercial Real Estate - Non-Owner Occupied	338	41	—	17,335	1,789	2,447,907	2,467,410
Multifamily Real Estate	—	146	—	88	—	547,997	548,231
Commercial & Industrial	3,353	389	132	2,156	1,524	1,309,581	1,317,135
Residential 1-4 Family - Commercial	6,619	1,577	1,409	13,707	2,481	687,957	713,750
Residential 1-4 Family - Mortgage	12,049	5,143	2,437	16,766	7,276	556,907	600,578
Auto	3,320	403	195	7	576	297,442	301,943
HELOC	4,611	1,644	440	5,115	1,518	600,055	613,383
Consumer	1,504	1,096	870	32	135	376,057	379,694
Other Commercial	126	—	—	717	—	241,074	241,917
Total loans held for investment	$41,434	$11,587	$8,856	$90,221	$26,953	$9,537,156	$9,716,207

The following table shows the PCI loan portfolios, by segment and their delinquency status, at June 30, 2019 (dollars in thousands):

	30-89 Days	Greater than
	Past Due	90 Days	Current	Total
Construction and Land Development	$165	$1,296	$10,720	$12,181
Commercial Real Estate - Owner Occupied	745	3,974	27,909	32,628
Commercial Real Estate - Non-Owner Occupied	116	999	14,640	15,755
Multifamily Real Estate	—	—	92	92
Commercial & Industrial	245	1,081	2,604	3,930
Residential 1-4 Family - Commercial	582	670	11,423	12,675
Residential 1-4 Family - Mortgage	1,423	3,779	12,619	17,821
Auto	—	—	7	7
HELOC	277	361	4,231	4,869
Consumer	—	5	684	689
Other Commercial	—	—	654	654
Total	$3,553	$12,165	$85,583	$101,301

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2018 (dollars in thousands):

	30-89 Days	Greater than
	Past Due	90 Days	Current	Total
Construction and Land Development	$108	$1,424	$7,122	$8,654
Commercial Real Estate - Owner Occupied	658	4,281	20,705	25,644
Commercial Real Estate - Non-Owner Occupied	61	1,810	15,464	17,335
Multifamily Real Estate	—	—	88	88
Commercial & Industrial	47	1,092	1,017	2,156
Residential 1-4 Family - Commercial	931	3,464	9,312	13,707
Residential 1-4 Family - Mortgage	1,899	2,412	12,455	16,766
Auto	—	—	7	7
HELOC	498	252	4,365	5,115
Consumer	5	9	18	32
Other Commercial	57	—	660	717
Total	$4,264	$14,744	$71,213	$90,221

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans, by segment at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans without a specific allowance
Construction and Land Development	$6,837	$8,863	$—	$10,290	$12,038	$—
Commercial Real Estate - Owner Occupied	10,138	10,433	—	8,386	9,067	—
Commercial Real Estate - Non-Owner Occupied	6,265	6,568	—	6,578	6,929	—
Commercial & Industrial	2,583	2,605	—	3,059	3,251	—
Residential 1-4 Family - Commercial	4,986	5,126	—	4,516	4,576	—
Residential 1-4 Family - Mortgage	8,821	9,455	—	8,504	9,180	—
HELOC	2,205	2,220	—	1,150	1,269	—
Consumer	—	—	—	30	102	—
Other Commercial	—	—	—	478	478	—
Total impaired loans without a specific allowance	$41,835	$45,270	$—	$42,991	$46,890	$—
Loans with a specific allowance
Construction and Land Development	$877	$954	$111	$372	$491	$63
Commercial Real Estate - Owner Occupied	1,723	1,834	104	4,304	4,437	359
Commercial Real Estate - Non-Owner Occupied	565	613	11	391	391	1
Commercial & Industrial	407	430	135	1,183	1,442	752
Residential 1-4 Family - Commercial	4,703	4,850	341	3,180	3,249	185
Residential 1-4 Family - Mortgage	6,985	7,302	612	5,329	5,548	374
Auto	449	668	179	576	830	231
HELOC	1,230	1,340	330	724	807	188
Consumer	186	349	69	178	467	64
Other Commercial	576	577	30	—	—	—
Total impaired loans with a specific allowance	$17,701	$18,917	$1,922	$16,237	$17,662	$2,217
Total impaired loans	$59,536	$64,187	$1,922	$59,228	$64,552	$2,217

The following tables show the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans, by segment for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
		Interest		Interest
	Average	Income	Average	Income
	Investment	Recognized	Investment	Recognized
Construction and Land Development	$7,811	$13	$8,167	$54
Commercial Real Estate - Owner Occupied	12,002	91	12,030	200
Commercial Real Estate - Non-Owner Occupied	6,931	60	6,944	119
Commercial & Industrial	3,038	27	3,081	59
Residential 1-4 Family - Commercial	9,969	73	9,730	138
Residential 1-4 Family - Mortgage	15,986	6	16,057	105
Auto	493	—	520	1
HELOC	3,489	38	3,506	78
Consumer	191	2	195	3
Other Commercial	579	7	583	15
Total impaired loans	$60,489	$317	$60,813	$772

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
		Interest		Interest
	Average	Income	Average	Income
	Investment	Recognized	Investment	Recognized
Construction and Land Development	$12,572	$68	$12,458	$145
Commercial Real Estate - Owner Occupied	13,130	116	13,262	238
Commercial Real Estate - Non-Owner Occupied	7,187	48	7,496	109
Commercial & Industrial	5,792	57	5,970	130
Residential 1-4 Family - Commercial	7,744	72	7,839	140
Residential 1-4 Family - Mortgage	18,876	63	18,951	163
Auto	1,002	6	1,056	17
HELOC	4,439	34	4,447	69
Consumer	268	2	286	2
Other Commercial	488	7	490	14
Total impaired loans	$71,498	$473	$72,255	$1,027

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the three and six months ended June 30, 2019, the recorded investment in TDRs prior to modifications was not materially impacted by the modification.

The following table provides a summary, by segment, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019			December 31, 2018
	No. of	Recorded	Outstanding	No. of	Recorded	Outstanding
	Loans	Investment	Commitment	Loans	Investment	Commitment
Performing
Construction and Land Development	4	$1,953	$—	5	$2,496	$—
Commercial Real Estate - Owner Occupied	8	2,734	26	8	2,783	—
Commercial Real Estate - Non-Owner Occupied	3	4,244	—	4	4,438	—
Commercial & Industrial	2	583	—	4	978	—
Residential 1-4 Family - Commercial	40	3,926	—	30	2,887	—
Residential 1-4 Family - Mortgage	27	5,161	—	30	5,070	—
HELOC	2	57	—	2	58	—
Consumer	2	15	—	1	13	—
Other Commercial	1	471	—	1	478	—
Total performing	89	$19,144	$26	85	$19,201	$—
Nonperforming
Construction and Land Development	1	$1,016	$—	2	$3,474	$—
Commercial Real Estate - Owner Occupied	2	185	—	2	198	—
Commercial & Industrial	4	421	—	6	461	—
Residential 1-4 Family - Commercial	—	—	—	1	60	—
Residential 1-4 Family - Mortgage	17	2,854	—	15	3,135	—
HELOC	2	60	—	2	62	—
Consumer	—	—	—	1	7	—
Total nonperforming	26	$4,536	$—	29	$7,397	$—
Total performing and nonperforming	115	$23,680	$26	114	$26,598	$—

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three and six months ended June 30, 2019 and 2018, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by segment and modification type, TDRs that occurred during the three and six months ended June 30, 2019 (dollars in thousands):

	All Restructurings
	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—	—	$—

Term modification, at a market rate
Residential 1-4 Family - Commercial	—	$—	2	$293
Residential 1-4 Family - Mortgage	1	43	2	80
Consumer	—	—	1	9
Total loan term extended at a market rate	1	$43	5	$382

Term modification, below market rate
Residential 1-4 Family - Commercial	8	$431	13	$1,358
Residential 1-4 Family - Mortgage	1	52	1	52
Consumer	—	—	1	6
Total loan term extended at a below market rate	9	$483	15	$1,416

Total	10	$526	20	$1,798

The following table shows, by segment and modification type, TDRs that occurred during the three and six months ended June 30, 2018 (dollars in thousands):

	All Restructurings
	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—	—	$—

Term modification, at a market rate
Construction and Land Development	2	$1,263	2	$1,263
Commercial Real Estate - Owner Occupied	2	564	5	1,375
Commercial & Industrial	1	63	1	63
Residential 1-4 Family - Commercial	1	72	2	221
Residential 1-4 Family - Mortgage	4	475	5	615
Total loan term extended at a market rate	10	$2,437	15	$3,537

Term modification, below market rate
Residential 1-4 Family - Commercial	3	$608	3	$608
Residential 1-4 Family - Mortgage	2	248	4	413
Total loan term extended at a below market rate	5	$856	7	$1,021

Total	15	$3,293	22	$4,558

The following tables show the ALL activity by segment for the six months ended June 30, 2019 and 2018. The tables below include the provision for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Six Months Ended June 30, 2019
	Allowance for loan losses
	Balance,	Recoveries	Loans	Provision	Balance,
	beginning of	credited to	charged	charged to	end of
	the year	allowance	off	operations	period
Construction and Land Development	$6,803	$97	$(800)	$(101)	$5,999
Commercial Real Estate - Owner Occupied	4,023	54	(231)	235	4,081
Commercial Real Estate - Non-Owner Occupied	8,865	92	—	654	9,611
Multifamily Real Estate	649	85	—	(70)	664
Commercial & Industrial	7,636	681	(1,858)	1,237	7,696
Residential 1-4 Family - Commercial	1,984	127	(267)	148	1,992
Residential 1-4 Family - Mortgage	1,200	219	(37)	136	1,518
Auto	1,443	339	(703)	334	1,413
HELOC	1,297	434	(523)	47	1,255
Consumer and all other(1)	7,145	1,238	(7,454)	7,305	8,234
Total	$41,045	$3,366	$(11,873)	$9,925	$42,463

(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	Six Months Ended June 30, 2018
	Allowance for loan losses
	Balance,	Recoveries	Loans	Provision	Balance,
	beginning of	credited to	charged	charged to	end of
	the year	allowance	off	operations	period
Construction and Land Development	$9,709	$279	$(61)	$(600)	$9,327
Commercial Real Estate - Owner Occupied	2,931	346	(125)	788	3,940
Commercial Real Estate - Non-Owner Occupied	7,544	7	(94)	295	7,752
Multifamily Real Estate	1,092	5	—	633	1,730
Commercial & Industrial	4,552	260	(459)	2,029	6,382
Residential 1-4 Family - Commercial	4,437	140	(113)	(1,927)	2,537
Residential 1-4 Family - Mortgage	1,524	202	(141)	304	1,889
Auto	975	190	(480)	403	1,088
HELOC	1,360	469	(267)	(263)	1,299
Consumer and all other(1)	4,084	783	(3,799)	4,258	5,326
Total	$38,208	$2,681	$(5,539)	$5,920	$41,270

(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the loan and ALL balances based on impairment methodology by segment as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	Loans individually		Loans collectively		Loans acquired with
	evaluated for		evaluated for		deteriorated credit
	impairment		impairment		quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$7,714	$111	$1,247,817	$5,888	$12,181	$—	$1,267,712	$5,999
Commercial Real Estate - Owner Occupied	11,861	104	1,922,287	3,977	32,628	—	1,966,776	4,081
Commercial Real Estate - Non-Owner Occupied	6,830	11	3,082,238	9,600	15,755	—	3,104,823	9,611
Multifamily Real Estate	—	—	602,023	664	92	—	602,115	664
Commercial & Industrial	2,990	135	2,025,879	7,561	3,930	—	2,032,799	7,696
Residential 1-4 Family - Commercial	9,689	341	779,339	1,651	12,675	—	801,703	1,992
Residential 1-4 Family - Mortgage	15,806	612	816,436	906	17,821	—	850,063	1,518
Auto	449	179	311,402	1,234	7	—	311,858	1,413
HELOC	3,435	330	652,317	925	4,869	—	660,621	1,255
Consumer and all other(1)	762	99	619,939	8,135	1,343	—	622,044	8,234
Total loans held for investment, net	$59,536	$1,922	$12,059,677	$40,541	$101,301	$—	$12,220,514	$42,463

(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	December 31, 2018
	Loans individually		Loans collectively		Loans acquired with
	evaluated for		evaluated for		deteriorated credit
	impairment		impairment		quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$10,662	$63	$1,175,505	$6,740	$8,654	$—	$1,194,821	$6,803
Commercial Real Estate - Owner Occupied	12,690	359	1,299,011	3,664	25,644	—	1,337,345	4,023
Commercial Real Estate - Non-Owner Occupied	6,969	1	2,443,106	8,864	17,335	—	2,467,410	8,865
Multifamily Real Estate	—	—	548,143	649	88	—	548,231	649
Commercial & Industrial	4,242	752	1,310,737	6,884	2,156	—	1,317,135	7,636
Residential 1-4 Family - Commercial	7,696	185	692,347	1,799	13,707	—	713,750	1,984
Residential 1-4 Family - Mortgage	13,833	374	569,979	826	16,766	—	600,578	1,200
Auto	576	231	301,360	1,212	7	—	301,943	1,443
HELOC	1,874	188	606,394	1,109	5,115	—	613,383	1,297
Consumer and all other(1)	686	64	620,176	7,081	749	—	621,611	7,145
Total loans held for investment, net	$59,228	$2,217	$9,566,758	$38,828	$90,221	$—	$9,716,207	$41,045

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

Pass is determined by the following criteria:

●	Risk rated 0 loans have little or no risk and are with General Obligation Municipal Borrowers;
●	Risk rated 1 loans have little or no risk and are generally secured by cash or cash equivalents;
●	Risk rated 2 loans have minimal risk to well qualified borrowers and no significant questions as to safety;
●	Risk rated 3 loans are satisfactory loans with strong borrowers and secondary sources of repayment;
●	Risk rated 4 loans are satisfactory loans with borrowers not as strong as risk rated 3 loans and may exhibit a greater degree of financial risk based on the type of business supporting the loan; or
●	Loans that are not risk rated but that are 0 to 29 days past due.

Watch & Special Mention is determined by the following criteria:

●	Risk rated 5 loans are watch loans that warrant more than the normal level of supervision and have the possibility of an event occurring that may weaken the borrower’s ability to repay;
●	Risk rated 6 loans have increasing potential weaknesses beyond those at which the loan originally was granted and if not addressed could lead to inadequately protecting the Company’s credit position; or
●	Loans that are not risk rated but that are 30 to 89 days past due.

Substandard is determined by the following criteria:

●	Risk rated 7 loans are substandard loans and are inadequately protected by the current sound worth or paying capacity of the obligor or the collateral pledged; these have well defined weaknesses that jeopardize the liquidation of the debt with the distinct possibility the Company will sustain some loss if the deficiencies are not corrected; or
●	Loans that are not risk rated but that are 90 to 149 days past due.

Doubtful is determined by the following criteria:

●	Risk rated 8 loans are doubtful of collection and the possibility of loss is high but pending specific borrower plans for recovery, its classification as a loss is deferred until its more exact status is determined;
●	Risk rated 9 loans are loss loans which are considered uncollectable and of such little value that their continuance as bankable assets is not warranted; or
●	Loans that are not risk rated but that are over 149 days past due.

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of June 30, 2019 (dollars in thousands):

	Pass	Watch & Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,204,655	$43,268	$7,608	$—	$1,255,531
Commercial Real Estate - Owner Occupied	1,848,333	65,257	20,558	—	1,934,148
Commercial Real Estate - Non-Owner Occupied	3,042,648	40,760	5,660	—	3,089,068
Multifamily Real Estate	586,626	15,397	—	—	602,023
Commercial & Industrial	1,945,547	79,232	4,090	—	2,028,869
Residential 1-4 Family - Commercial	755,438	26,284	7,306	—	789,028
Residential 1-4 Family - Mortgage	808,797	6,036	17,409	—	832,242
Auto	307,921	2,181	1,749	—	311,851
HELOC	643,778	5,418	6,556	—	655,752
Consumer	381,478	1,121	365	—	382,964
Other Commercial	235,981	1,588	168	—	237,737
Total	$11,761,202	$286,542	$71,469	$—	$12,119,213

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

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of June 30, 2019 (dollars in thousands):

	Pass	Watch & Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,455	$4,264	$6,462	$—	$12,181
Commercial Real Estate - Owner Occupied	8,690	10,453	13,485	—	32,628
Commercial Real Estate - Non-Owner Occupied	4,573	9,274	1,908	—	15,755
Multifamily Real Estate	—	92	—	—	92
Commercial & Industrial	109	94	3,727	—	3,930
Residential 1-4 Family - Commercial	6,238	2,998	3,371	68	12,675
Residential 1-4 Family - Mortgage	10,381	269	7,171	—	17,821
Auto	3	—	4	—	7
HELOC	3,502	760	607	—	4,869
Consumer	676	—	13	—	689
Other Commercial	52	602	—	—	654
Total	$35,679	$28,806	$36,748	$68	$101,301

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$31,201	$14,563
Additions	2,432	12,225
Accretion	(6,510)	(4,673)
Reclass of nonaccretable difference due to improvement in expected cash flows	716	139
Measurement period adjustment	2,629	2,981
Other, net (1)	2,182	70
Balance at end of period	$32,650	$25,305
(1)	This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, totaled $101.3 million at June 30, 2019 and $90.2 million at December 31, 2018. The outstanding balance of the Company’s PCI loan portfolio totaled $125.6 million at June 30, 2019 and $113.5 million at December 31, 2018. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $3.5 billion at June 30, 2019 and $2.0 billion at December 31, 2018; the remaining discount on these loans totaled $58.6 million at June 30, 2019 and $30.3 million at December 31, 2018.

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

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2019 and determined that there was no impairment to its goodwill or intangible assets. In the second quarter of 2018 the Company wrote off goodwill in the amount of $864,000 in connection with the wind down of UMG, which is included in discontinued operations.

Amortization expense of intangibles for the three and six months ended June 30, 2019 totaled $4.9 million and $9.2 million, respectively; and for the three and six months ended June 30, 2018 totaled $3.2 million and $6.4 million, respectively.

As of June 30, 2019, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining six months of 2019	$9,306
2020	16,483
2021	13,874
2022	11,490
2023	9,687
Thereafter	22,136
Total estimated amortization expense	$82,976

6. LEASES

The Company leases branch locations, office space, land, and equipment. The Company determines if an arrangement is a lease at inception. As of June 30, 2019, all leases have been classified as operating leases with approximately 160 non-cancellable operating leases where the Company is the lessee. The Company does not have any material arrangements where the Company is the lessor or in a sublease contract.

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

Leases where the Company is a lessee are primarily for real estate leases with remaining lease terms of up to 30 years. The Company’s real estate lease agreements do not contain restrictive covenants or residual value guarantees. At June 30, 2019, the total ROU Asset was $57.1 million and total operating lease liabilities were $69.4 million. Total operating lease expenses for the three and six months ended June 30, 2019 were $3.1 million and $6.1 million, respectively.

As of June 30, 2019, the Company had no operating leases that have not yet commenced and no sales leaseback transactions.

Maturities of operating lease liabilities as of June 30, 2019 are as follows for the years ending (dollars in thousands):

For the remaining six months of 2019	$6,729
2020	12,329
2021	10,639
2022	9,840
2023	8,978
2024	7,718
Thereafter	24,557
Total future lease payments	80,790
Less: Interest	11,392
Present value of lease liabilities	$69,398

Other lease information is as follows (dollars in thousands):

June 30, 2019
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	8.66
Weighted-average discount rate (1)	3.05%
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Operating Leases	$6,880
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,619
(1)	An incremental borrowing rate is used based on information available at commencement date of lease.

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

Total short-term borrowings consist of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Securities sold under agreements to repurchase	$70,870	$39,197
Federal Funds Purchased	45,000	—
FHLB Advances	573,050	1,043,600
Other short-term borrowings	—	5,000
Total short-term borrowings	$688,920	$1,087,797

Maximum month-end outstanding balance	$1,201,143	$1,087,797
Average outstanding balance during the period	998,976	968,014
Average interest rate (during the period)	2.45%	1.91%
Average interest rate at end of period	2.29%	2.43%

The Bank maintains federal funds lines with several correspondent banks, the remaining available balance of which was $557.0 million and $382.0 million at June 30, 2019 and December 31, 2018, respectively. The Company maintains an alternate line of credit at a correspondent bank, the available balance of which was $25.0 million at both June 30, 2019 and December 31, 2018. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with such covenants as of June 30, 2019. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $5.1 billion and $4.0 billion at June 30, 2019 and December 31, 2018, respectively.

Long-term Borrowings

In connection with several previous bank acquisitions, the Company issued and acquired trust preferred capital notes of $58.5 million and $87.0 million, respectively. Most recently, in connection with the acquisition of Access on February 1, 2019, the Company acquired additional trust preferred capital notes totaling $5.0 million. The remaining fair value discount on all acquired trust preferred capital notes was $15.3 million at June 30, 2019.

The trust preferred capital notes currently qualify for Tier 2 capital of the Company for regulatory purposes. Trust preferred capital notes consist of the following as of June 30, 2019:

	Trust
	Preferred
	Capital		Spread to
	Securities (1)	Investment (1)	3-Month LIBOR	Rate (2)	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	5.07%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	3.72%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	5.05%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	5.42%	6/26/2033
Gateway Capital Statutory Trust I	8,000,000	248,000	3.10%	5.42%	9/17/2033
Gateway Capital Statutory Trust II	7,000,000	217,000	2.65%	4.97%	6/17/2034
Gateway Capital Statutory Trust III	15,000,000	464,000	1.50%	3.82%	5/30/2036
Gateway Capital Statutory Trust IV	25,000,000	774,000	1.55%	3.87%	7/30/2037
MFC Capital Trust II	5,000,000	155,000	2.85%	5.17%	1/23/2034
Total	$150,500,000	$4,659,000
(1)	The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.
(2)	Rate as of June 30, 2019.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with an initial fixed interest rate of 5.00% through December 15, 2021. The interest rate then changes to a floating rate of LIBOR plus 3.175% through its maturity date on December 15, 2026. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired $8.5 million of subordinated notes with a fair value premium of $259,000, which was $103,000 at June 30, 2019. The acquired subordinated notes have a fixed interest rate of 6.75% and a maturity date of June 30, 2025. At  June 30, 2019 and December 31, 2018, the contractual principal reported for subordinated notes was $158.5 million; remaining issuance discount as of June 30, 2019 and December 31, 2018 is $1.5 million and $1.6 million, respectively. The subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with the acquired subordinated notes and is considered to be in compliance with these covenants as of June 30, 2019.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings on the Company’s Consolidated Balance Sheet. In accordance with ASC 470-50, Modifications and Extinguishments, the Company is amortizing this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings on the Company’s Consolidated Statements of Income. Amortization expense for the three and six months ended June 30, 2019 and 2018 was $501,562 and $994,000 and $490,000 and $971,000 respectively.

As of June 30, 2019, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

	Spread to
	3-Month	Interest
Long-term Type	LIBOR	Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	2.76%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	2.77%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	2.77%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	2.77%	11/23/2022	10,000
Convertible Flipper	(0.50)%	1.82%	5/15/2024	200,000
Convertible Flipper	(0.75)%	1.57%	5/22/2029	150,000
Convertible Flipper	(0.75)%	1.57%	5/30/2029	50,000
Convertible Flipper	(0.75)%	1.57%	6/21/2029	100,000
Fixed Rate Convertible	-	1.78%	10/26/2028	200,000
Fixed Rate Hybrid	-	2.37%	10/10/2019	25,000
Fixed Rate Hybrid	-	1.58%	5/18/2020	20,000
Fixed Rate Hybrid	-	2.65%	10/24/2019	25,000
Fixed Rate Credit	-	1.54%	10/2/2020	10,000
Fixed Rate Credit	-	1.32%	10/2/2019	10,000
				$930,000
(1)	Interest rates calculated using non-rounded numbers.

As of December 31, 2018, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

	Spread to
	3-Month	Interest
Long-term Type	LIBOR	Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	3.25%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	3.26%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	3.26%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	3.26%	11/23/2022	10,000
Fixed Rate Convertible	-	1.78%	10/26/2028	200,000
Fixed Rate Hybrid	-	2.37%	10/10/2019	25,000
Fixed Rate Hybrid	-	1.58%	5/18/2020	20,000
				$385,000
(1)	Interest rates calculated using non-rounded numbers.

For information on the carrying value of loans and securities pledged as collateral on FHLB advances as of June 30, 2019 and December 31, 2018, refer to Note 8 "Commitments and Contingencies."

As of June 30, 2019, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Fair Value
	Capital	Subordinated	FHLB	Premium	Prepayment	Total Long-term
	Notes	Debt	Advances	(Discount) (1)	Penalty	Borrowings
For the remaining six months of 2019	$—	$—	$60,000	$(321)	$(1,024)	$58,655
2020	—	—	30,000	(834)	(2,074)	27,092
2021	—	—	—	(1,008)	(2,119)	(3,127)
2022	—	—	140,000	(1,030)	(1,707)	137,263
2023	—	—	—	(1,053)	—	(1,053)
Thereafter	155,159	158,500	700,000	(12,238)	—	1,001,421
Total long-term borrowings	$155,159	$158,500	$930,000	$(16,484)	$(6,924)	$1,220,251
(1)	Includes discount on issued subordinated notes.

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

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized on the Company’s Consolidated Balance Sheet. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss rates, current economic conditions, risk ratings, and past due status among other factors in the consideration of whether credit losses are inherent in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve that includes balances relating to mortgage loans previously sold based on historical statistics and loss rates. As of June 30, 2019 and December 31, 2018, the Company’s reserves for off-balance sheet credit risk and indemnification were $2.8 million and $1.4 million, respectively. Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The following table presents the balances of commitments and contingencies (dollars in thousands):

	June 30, 2019	December 31, 2018
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$3,701,710	$3,167,085
Standby letters of credit	193,857	167,597
Total commitments with off-balance sheet risk	$3,895,567	$3,334,682

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the period ended June 30, 2019, the aggregate amount of daily average required reserves was approximately $41.2 million and was satisfied by deposits maintained with the Federal Reserve Bank.

As of June 30, 2019, the Company had approximately $101.2 million in deposits in other financial institutions, of which $78.9 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $20.0 million in deposits in other financial institutions that were uninsured at June 30, 2019. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. Refer to Note 9 “Derivatives” for additional information.

As part of the Company’s liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at June 30, 2019 and December 31, 2018 (dollars in thousands):

	Pledged Assets as of June 30, 2019
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$469,717	$286,415	$—	$756,132
Repurchase agreements	—	90,445	7,726	—	98,171
FHLB advances	—	67,280	—	3,808,693	3,875,973
Derivatives	78,883	1,581	—	—	80,464
Other purposes	—	106,466	11,967	—	118,433
Total pledged assets	$78,883	$735,489	$306,108	$3,808,693	$4,929,173

(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2018
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$293,169	$7,407	$—	$300,576
Repurchase agreements	—	55,269	—	—	55,269
FHLB advances	—	488	—	3,337,289	3,337,777
Derivatives	13,509	1,938	—	—	15,447
Other purposes	—	23,217	—	—	23,217
Total pledged assets	$13,509	$374,081	$7,407	$3,337,289	$3,732,286

(1) Balance represents book value.
(2) Balance represents market value.

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

The Company assesses the effectiveness of each hedging relationship on a periodic basis using statistical regression analysis. The Company also measures the ineffectiveness of each hedging relationship using the change in variable cash flows method which compares the cumulative changes in cash flows of the hedging instrument relative to cumulative changes in the hedged item’s cash flows. In accordance with ASC 815, Derivatives and Hedging, the effective portions of the derivatives’ unrealized gains or losses are recorded as a component of other comprehensive income. Based on the Company’s assessment, its cash flow hedges are highly effective.

Fair Value Hedge

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. For the periods ended June 30, 2019 and December 31, 2018, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $85.5 million and $87.6 million, respectively, and the fair value of the related hedged items was an unrealized loss of $1.7 million and $1.6 million, respectively.

AFS Securities: During the fourth quarter 2018, the Company entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate available for sale securities. For the periods ended June 30, 2019 and December 31, 2018, the aggregate notional amount of the related hedged items of the available for sale securities totaled $50 million and the fair value of the related hedged items was an unrealized loss of $4.1 million and $1.4 million, respectively.

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

Mortgage Banking Derivatives

During the normal course of business, the Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). The Company commits to deliver the loan if settlement occurs ("best efforts") or commits to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of MBS. Rate lock commitments on mortgage loans that are intended to be sold in the secondary market and commitments to deliver loans to investors are considered to be derivatives. The Company uses these derivatives as part of an overall strategy to manage market risk primarily due to fluctuations in interest rates, and to capture improved margins resulting from the mandatory delivery of loans. Mortgage banking derivatives as of June 30, 2019 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The following table summarizes key elements of the Company’s derivative instruments as of June 30, 2019 and December 31, 2018, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	June 30, 2019			December 31, 2018
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$252,500	$—	$9,332	$152,500	$—	$4,786
Fair value hedges	135,455	284	6,077	137,596	1,872	1,684
Derivatives not designated as accounting hedges:
Loan Swaps :
Pay fixed - receive floating interest rate swaps	1,131,321	646	48,392	878,446	10,120	9,306
Pay floating - receive fixed interest rate swaps	1,131,321	48,392	646	878,446	9,306	10,120

(1)	Notional amounts are not recorded on the Company’s Consolidated Balance Sheet and are generally used only as a basis on which interest and other payments are determined.
(2)	Balances represent fair value of derivative financial instruments.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$219,275	$4,088	$224,241	$1,399
Loans	85,455	1,719	87,596	(1,572)

(1)  These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. For the periods ended June 30, 2019 and December 31, 2018, the amortized cost basis of this portfolio was $219 million and $224 million, respectively and the cumulative basis adjustment associated with this hedge was $4.1 million and $1.4 million, respectively. The amount of the designated hedged item was $50 million.

(2)  Carrying value represents amortized cost.

10. STOCKHOLDERS’ EQUITY

Serial Preferred Stock

The Company has the authority to issue up to 500,000 shares of serial preferred stock with a par value of $10.00 per share. As of June 30, 2019 and December 31, 2018, the Company had no shares issued or outstanding.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - March 31, 2019	$14,047	$90	$(4,733)	$(1,007)	$8,397
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	22,151	—	(2,595)	—	19,556
Amounts reclassified from AOCI into earnings	(73)	(5)	173	19	114
Net current period other comprehensive income (loss)	22,078	(5)	(2,422)	19	19,670
Balance - June 30, 2019	$36,125	$85	$(7,155)	$(988)	$28,067

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - December 31, 2018	$(5,949)	$95	$(3,393)	$(1,026)	$(10,273)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	42,233	—	(4,055)	—	38,178
Amounts reclassified from AOCI into earnings	(159)	(10)	293	38	162
Net current period other comprehensive income (loss)	42,074	(10)	(3,762)	38	38,340
Balance - June 30, 2019	$36,125	$85	$(7,155)	$(988)	$28,067

The change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
Balance - March 31, 2018	$(11,485)	$2,406	$(2,148)	$(1,083)	$(12,310)
Transfers of HTM securities to AFS securities (1)	2,785	(2,785)	—	—	—
Cumulative effects from adoption of new accounting standard (2)	404	583	(1,094)	—	(107)
Other comprehensive income (loss):					—
Other comprehensive income (loss) before reclassification (1)	(2,586)	—	675	—	(1,911)
Amounts reclassified from AOCI into earnings	69	(99)	294	19	283
Net current period other comprehensive income (loss)	(2,517)	(99)	969	19	(1,628)
Balance - June 30, 2018	$(10,813)	$105	$(2,273)	$(1,064)	$(14,045)

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

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
Balance - December 31, 2017	$1,874	$2,705	$(4,361)	$(1,102)	$(884)
Transfers of HTM securities to AFS securities (1)	2,785	(2,785)	—	—	—
Cumulative effects from adoption of new accounting standard (2)	404	583	(1,094)	—	(107)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification (1)	(15,777)	—	2,639	—	(13,138)
Amounts reclassified from AOCI into earnings	(99)	(398)	543	38	84
Net current period other comprehensive income (loss)	(15,876)	(398)	3,182	38	(13,054)
Balance - June 30, 2018	$(10,813)	$105	$(2,273)	$(1,064)	$(14,045)

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

Derivative instruments

As discussed in Note 9 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No material differences were identified during the validation as of June 30, 2019 and December 31, 2018. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of June 30, 2019 did not have a material impact on the Company’s Consolidated Financial Statements.

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale, as well as best efforts or mandatory delivery programs and forward sales contracts of MBS. These instruments are used to mitigate interest rate risk. The Company determines the fair value of these instruments by measuring the fair value of the underlying asset, which in turn is based on quoted prices for similar loans in the secondary market. This value, however, is adjusted by a pull-through rate applied at the loan level, which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data, as well as input from third party sources, and is adjusted using significant management judgment. It is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments, while a decrease in the pull-through rate will result in a negative fair value adjustment. As of June 30, 2019, the weighted average pull-through rate was approximately 90%. As a result of the UMG wind-down, at December 31, 2018, the Company had no interest rate locks.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2019 and December 31, 2018.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value Measurements at June 30, 2019 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$4,480	$—	$4,480
Obligations of states and political subdivisions	—	509,747	—	509,747
Corporate and other bonds	—	206,313	—	206,313
Mortgage-backed securities	—	1,275,405	—	1,275,405
Other securities	—	3,549	—	3,549
Loans held for sale	—	62,908	—	62,908
Derivatives:
Interest rate swap	—	49,038	—	49,038
Fair value hedges	—	284	—	284

LIABILITIES
Derivatives:
Interest rate swap	$—	$49,038	$—	$49,038
Cash flow hedges	—	9,332	—	9,332
Fair value hedges	—	6,077	—	6,077

	Fair Value Measurements at December 31, 2018 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
Obligations of states and political subdivisions	$—	$468,491	$—	$468,491
Corporate and other bonds	—	167,696	—	167,696
Mortgage-backed securities	—	1,129,865	—	1,129,865
Other securities	—	8,769	—	8,769
Derivatives:
Interest rate swap	—	19,426	—	19,426
Fair value hedges	—	1,872	—	1,872

LIABILITIES
Derivatives:
Interest rate swap	$—	$19,426	$—	$19,426
Cash flow hedges	—	4,786	—	4,786
Fair value hedges	—	1,684	—	1,684

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

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). At June 30, 2019 and December 31, 2018, the Level 3 weighted average adjustments related to impaired loans were 0.0% and 5.3%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Foreclosed Properties & Former Bank Premises

Foreclosed properties and former bank premises are evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Foreclosed properties and former bank premises are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. The Level 3 weighted average adjustments related to foreclosed property were approximately 3.7% for both June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018, there were no Level 3 weighted average adjustments related to former bank premises.

Total valuation expenses related to foreclosed properties for the three and six months ended June 30, 2019 and 2018 totaled $433,000, $484,000, $383,000 and $1.1 million, respectively. Total valuation expenses related to former bank premises for the three and six months ended June 30, 2019 totaled $368,000. There were no valuation expenses related to former bank premises for the three and six months ended June 30, 2018.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018 (dollars in thousands):

Fair Value Measurements at June 30, 2019 using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$—	$—
Foreclosed properties	—	—	6,506	6,506
Former bank premises	—	—	6,908	6,908

	Fair Value Measurements at December 31, 2018 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$3,734	$3,734
Foreclosed properties	—	—	6,722	6,722
Former bank premises	—	—	2,090	2,090

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2019 and December 31, 2018. The Company’s level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2019.

Loans

With the adoption of ASU No. 2016-01 in 2018, the fair value of loans at June 30, 2019 were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans. Beginning in the first quarter of 2019, the fair value of performing loans were estimated by utilizing two data sources for the selection of discount rates: either the recent origination rates from the Company over a 12-month period or an index to use recent originations from the market over a three-month period. At December 31, 2018, the fair value of performing loans were estimated by discounting expected future cash flows using a yield curve that was constructed by adding a loan spread to a market yield curve. Loan spreads were based on spreads observed in the market for loans of similar type and structure.

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

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2019 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$320,478	$320,478	$—	$—	$320,478
AFS securities	1,999,494	—	1,999,494	—	1,999,494
HTM securities	558,503	—	579,082	18,493	597,575
Restricted stock	145,859	—	145,859	—	145,859
Loans held for sale	62,908	—	62,908	—	62,908
Net loans	12,178,051	—	—	12,021,785	12,021,785
Derivatives:
Interest rate swap	49,038	—	49,038	—	49,038
Fair value hedges	284	—	284	—	284
Accrued interest receivable	58,060	—	58,060	—	58,060
BOLI	318,734	—	318,734	—	318,734

LIABILITIES
Deposits	$12,515,544	$—	$12,550,655	$—	$12,550,655
Borrowings	1,909,171	—	1,879,214	—	1,879,214
Accrued interest payable	7,545	—	7,545	—	7,545
Derivatives:
Interest rate swap	49,038	—	49,038	—	49,038
Cash flow hedges	9,332	—	9,332	—	9,332
Fair value hedges	6,077	—	6,077	—	6,077

	Fair Value Measurements at December 31, 2018 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$261,199	$261,199	$—	$—	$261,199
AFS securities	1,774,821	—	1,774,821	—	1,774,821
HTM securities	492,272	—	499,501	—	499,501
Restricted stock	124,602	—	124,602	—	124,602
Net loans	9,675,162	—	—	9,534,717	9,534,717
Derivatives:
Interest rate swap	19,426	—	19,426	—	19,426
Fair value hedges	1,872	—	1,872	—	1,872
Accrued interest receivable	46,062	—	46,062	—	46,062
BOLI	263,034	—	263,034	—	263,034

LIABILITIES
Deposits	$9,970,960	$—	$9,989,788	$—	$9,989,788
Borrowings	1,756,278	—	1,742,038	—	1,742,038
Accrued interest payable	5,284	—	5,284	—	5,284
Derivatives:
Interest rate swap	19,426	—	19,426	—	19,426
Cash flow hedges	4,786	—	4,786	—	4,786
Fair value hedges	1,684	—	1,684	—	1,684

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

Noninterest income disaggregated by major source, for the three and six months ended June 30, 2019 and 2018, consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Noninterest income:
Deposit Service Charges (1):
Overdraft fees, net	$6,045	$5,173	$11,827	$9,992
Maintenance fees & other	1,454	1,016	2,829	2,091
Other service charges and fees (1)	1,702	1,278	3,367	2,512
Interchange fees, net (1)	5,612	4,792	10,656	9,280
Fiduciary and asset management fees (1):
Trust asset management fees	1,976	1,436	3,315	2,781
Registered advisor management fees, net	2,825	1,606	5,701	2,325
Brokerage management fees, net	897	998	1,736	1,990
Mortgage banking income, net	2,785	—	4,240	—
Gains (losses) on securities transactions, net	51	(88)	202	125
Bank owned life insurance income	2,075	1,728	4,129	3,395
Loan-related interest rate swap fees, net	3,716	898	5,176	1,617
Gain on Shore Premier sale	—	20,899	—	20,899
Other operating income (2)	1,440	861	2,337	3,858
Total noninterest income (3)	$30,578	$40,597	$55,515	$60,865

(1)   Income within scope of Topic 606.

(2)   Includes income within the scope of Topic 606 of $1.1 million and $874,000 for the three months ended June 30, 2019 and 2018, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively. The remaining balance is outside the scope of Topic 606.

(3)   Noninterest income for the discontinued mortgage segment is reported in Note 14 "Segment Reporting & Discontinued Operations."

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

The following table presents EPS from continuing operations, discontinued operations and total net income available to common shareholders for the three and six months ended June 30, 2019 and 2018 (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income:
Income from continuing operations	$48,908	$49,800	$84,623	$66,374
Income (loss) from discontinued operations	(85)	(2,473)	(170)	(2,408)
Net income available to common shareholders	$48,823	$47,327	$84,453	$63,966

Weighted average shares outstanding, basic	82,062	65,919	79,283	65,738
Dilutive effect of stock awards and warrants	63	47	62	64
Weighted average shares outstanding, diluted	82,125	65,966	79,345	65,802

Basic EPS:
EPS from continuing operations	$0.59	$0.76	$1.06	$1.01
EPS from discontinued operations	—	(0.04)	—	(0.04)
EPS available to common shareholders	$0.59	$0.72	$1.06	$0.97

Diluted EPS:
EPS from continuing operations	$0.59	$0.75	$1.06	$1.01
EPS from discontinued operations	—	(0.03)	—	(0.04)
EPS available to common shareholders	$0.59	$0.72	$1.06	$0.97

14. SEGMENT REPORTING & DISCONTINUED OPERATIONS

On May 23, 2018, the Bank announced that it had entered into an agreement with a third party mortgage company TFSB to allow TFSB to offer residential mortgages from certain Bank locations on the terms and conditions set forth in the agreement. Concurrently with this arrangement, the Bank began the process of winding down the operations of UMG, the Company’s reportable mortgage segment. Effective at the close of business June 1, 2018, UMG was no longer originating mortgages in its name. The decision to exit the mortgage business was based on a number of strategic priorities and other factors, including the additional investment in the business required to achieve the necessary scale to be competitive. As a result of this decision, the community bank segment is the only remaining reportable segment and does not require separate reporting disclosures.

On May 30, 2019, the Bank notified TFSB that the Bank was terminating its primary agreement with TFSB and would no longer allow TFSB to offer residential mortgages from Bank locations. UMG operations remain discontinued.

As of June 30, 2019, the Company’s Consolidated Balance Sheet included assets and liabilities from discontinued operations of $964,000 and $1.0 million, respectively. As of December 31, 2018, the Company’s Consolidated Balance Sheet included assets and liabilities from discontinued operations of $1.5 million and $1.7 million, respectively. Management believes there are no material on-going obligations with respect to the mortgage banking business that have not been recorded in the Company’s consolidated financial statements.

The following table presents summarized operating results of the discontinued mortgage segment for the three and six months ended June 30, 2019 and 2018, respectively (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net interest income	$—	$368	$—	$642
Provision for credit losses	—	(240)	—	(264)
Net interest income after provision for credit losses	—	608	—	906
Noninterest income	—	1,668	1	3,710
Noninterest expenses	114	5,361	230	7,624
Income before income taxes	(114)	(3,085)	(229)	(3,008)
Income tax expense (benefit)	(29)	(612)	(59)	(600)
Net income (loss) on discontinued operations	$(85)	$(2,473)	$(170)	$(2,408)

15. SUBSEQUENT EVENTS

On July 10, 2019, the Company announced that its Board of Directors has authorized a share repurchase program to purchase up to $150 million of the Company’s common stock through June 30, 2021 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation (the “Company”) as of June 30, 2019, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2019 and 2018, the consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 27, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

August 6, 2019

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. This discussion and analysis should be read with the Company’s consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2018 Form 10-K, including management’s discussion and analysis. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the interim periods are not necessarily indicative of results that may be expected for the full year or for any other period. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	changes in interest rates;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth;
●	the Company’s ability to manage its growth or implement its growth strategy;
●	the possibility that any of the anticipated benefits of the acquisition of Access will not be realized or will not be realized within the expected time period, the expected revenue synergies and cost savings from the acquisition may not be fully realized or realized within the expected time frame, revenues following the acquisition may be lower than expected, or customer and employee relationships and business operations may be disrupted by the acquisition;
●	the Company’s ability to recruit and retain key employees;
●	the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets;
●	real estate values in the Bank’s lending area;
●	an insufficient ALL;
●	the quality or composition of the loan or investment portfolios;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;
●	demand for loan products and financial services in the Company’s market area;
●	the Company’s ability to compete in the market for financial services;
●	technological risks and developments, and cyber threats, attacks, or events;
●	performance by the Company’s counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;

●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements;
●	the impact of the Tax Act, including, but not limited to, the effect of the lower corporate tax rate, including on the valuation of the Company’s tax assets and liabilities;
●	changes in the effect of the Tax Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplement legislation;
●	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	changes to applicable accounting principles and guidelines; and
●	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and comparable "Risk Factors" section of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and related disclosures in other filings, which have been filed with the SEC and are and are available on the SEC’s website at www.sec.gov. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its business or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

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

The Company provides additional information on its critical accounting policies and estimates listed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in its 2018 Form 10-K.

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 153 branches, seven of which are operated as Xenith Bank, a division of Atlantic Union Bank, and approximately 200 ATMs located throughout Virginia, and in portions of Maryland and North Carolina. Middleburg Financial is a brand name used by Atlantic Union Bank and certain affiliates when providing trust, wealth management, private banking, and investment advisory products and services. Certain non-bank affiliates of Atlantic Union Bank include: Old Dominion Capital Management, Inc., and its subsidiary, Outfitter Advisors, Ltd., Dixon, Hubard, Feinour, & Brown, Inc., and Middleburg Investment Services, LLC, which provide investment advisory and/or brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of the Company’s common stock are traded on the Nasdaq Global Select Market under the symbol "AUB". Additional information is available on the Company’s website at https://investors.atlanticunionbank.com. The information contained on the Company’s website is not a part of or incorporated into this report.

RESULTS OF OPERATIONS

Executive Overview

On February 1, 2019, the Company completed the acquisition of Access, a bank holding company based in Reston, Virginia.

On May 20, 2019, the Company re-branded to Atlantic Union Bankshares Corporation and successfully completed the integration of Access National Bank branches and operations into Atlantic Union Bank. Rebranding costs amounted to $4.0 million during the second quarter of 2019 and approximately $407,000 during the first quarter of 2019.

Second Quarter Net Income and Performance Metrics

●	Net income was $48.8 million and EPS was $0.59 for the second quarter of 2019 compared to net income of $47.3 million and EPS of $0.72 for the second quarter of 2018.
●	Net operating earnings(1), which excluded after-tax merger and rebranding-related costs of $8.3 million, were $57.1 million and operating EPS(1) was $0.70 for the second quarter of 2019 compared to $53.9 million, or $0.82, for the second quarter of 2018.
●	ROA was 1.15% for the second quarter of 2019 compared to 1.44% for the second quarter of 2018; operating ROA(1) was 1.35% for the second quarter of 2019 compared to 1.63% for the second quarter of 2018.
●	ROE was 7.86% for the second quarter of 2019 compared to 10.28% for the second quarter of 2018; operating ROE(1) was 9.20% for the second quarter of 2019 compared to 11.69% for the second quarter of 2018.
●	Operating ROTCE(1) was 16.58% for the second quarter of 2019 compared to 21.15% for the second quarter of 2018.

Six Month Net Income and Performance Metrics

●	Net income was $84.5 million and EPS was $1.06 for the six months ended June 30, 2019 compared to net income of $64.0 million and EPS of $0.97 for the six months ended June 30, 2018.
●	Net operating earnings(1), which excluded after-tax merger and rebranding-related costs of $23.2 million, were $107.6 million and operating EPS(1) was $1.36 for the six months ended June 30, 2019 compared to $92.7 million, or $1.41, for the six months ended June 30, 2018.
●	ROA was 1.04% for the six months ended June 30, 2019 compared to 0.98% for the six months ended June 30, 2018; operating ROA(1) was 1.33% for the six months ended June 30, 2019 compared to 1.43% for the six months ended June 30, 2018.
●	ROE was 7.16% for the six months ended June 30, 2019 compared to 7.03% for the six months ended June 30, 2018; operating ROE(1) was 9.12% for the six months ended June 30, 2019 compared to 10.19% for the six months ended June 30, 2018.
●	Operating ROTCE(1) was 16.48% for the six months ended June 30, 2019 compared to 18.61% for the six months ended June 30, 2018.

Balance Sheet

●	Loans held for investment, net of deferred fees and costs, were $12.2 billion at June 30, 2019, an increase of $2.5 billion, or 25.8%, from December 31, 2018.
●	Total deposits were $12.5 billion at June 30, 2019, an increase of $2.5 billion, or 25.5%, from December 31, 2018.

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

Net Interest Income

	For the Three Months Ended
	June 30,
	2019	2018	Change
	(Dollars in thousands)
Average interest-earning assets	$15,002,726	$11,661,189	$3,341,537
Interest and dividend income	$181,125	$132,409	$48,716
Interest and dividend income (FTE) (1)	$184,045	$134,417	$49,628
Yield on interest-earning assets	4.84%	4.55%	29	bps
Yield on interest-earning assets (FTE) (1)	4.92%	4.62%	30	bps
Average interest-bearing liabilities	$11,402,418	$9,167,275	$2,235,143
Interest expense	$42,531	$24,241	$18,290
Cost of interest-bearing liabilities	1.50%	1.06%	44	bps
Cost of funds	1.14%	0.83%	31	bps
Net interest income	$138,594	$108,168	$30,426
Net interest income (FTE) (1)	$141,514	$110,176	$31,338
Net interest margin	3.71%	3.72%	(1)	bps
Net interest margin (FTE) (1)	3.78%	3.79%	(1)	bps

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the second quarter of 2019, net interest income was $138.6 million, an increase of $30.4 million from the second quarter of 2018. For the second quarter of 2019, net interest income (FTE) was $141.5 million, an increase of $31.3 million from the second quarter of 2018. The increases in both net interest income and net interest income (FTE) were primarily the result of a $3.3 billion increase in average interest-earning assets and a $2.2 billion increase in average interest-bearing liabilities from the impact of the Access acquisition during the first quarter of 2019. Net accretion related to acquisition accounting increased $1.9 million from the second quarter of 2018 to $7.8 million in the second quarter of 2019. In the second quarter of 2019, net interest margin decreased 1 basis points to 3.71% from 3.72% in the second quarter of 2018, and net interest margin (FTE) decreased 1 basis points compared to the second quarter of 2018. The net decline in net interest margin and net interest margin (FTE) measures were primarily driven by an increase in the cost of funds, partially offset by a smaller increase in interest-earning asset yields.

	For the Six Months Ended
	June 30,
	2019	2018	Change
	(Dollars in thousands)
Average interest-earning assets	$14,450,057	$11,568,658	$2,881,399
Interest and dividend income	$346,777	$256,789	$89,988
Interest and dividend income (FTE) (1)	$352,445	$260,634	$91,811
Yield on interest-earning assets	4.84%	4.48%	36	bps
Yield on interest-earning assets (FTE) (1)	4.92%	4.54%	38	bps
Average interest-bearing liabilities	$11,105,042	$9,136,102	$1,968,940
Interest expense	$80,636	$45,149	$35,487
Cost of interest-bearing liabilities	1.46%	1.00%	46	bps
Cost of funds	1.13%	0.78%	35	bps
Net interest income	$266,141	$211,640	$54,501
Net interest income (FTE) (1)	$271,809	$215,485	$56,324
Net interest margin	3.71%	3.69%	2	bps
Net interest margin (FTE) (1)	3.79%	3.76%	3	bps

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the first six months of 2019, net interest income was $266.1 million, an increase of $54.5 million from the same period of 2018. For the first six months of 2019, net interest income (FTE) was $271.8 million, an increase of $56.3 million from the same period of 2018. The increases in both net interest income and net interest income (FTE) were primarily the result of a $2.9 billion increase in average interest-earning assets and a $2.0 billion increase in average interest-bearing liabilities from the impact of the Access acquisition. Net accretion related to acquisition accounting increased $2.1 million from the first six months of 2018 to $13.6 million for the first six months of 2019. In the first six months of 2019, net interest margin increased 2 basis points to 3.71% from 3.69% in the first six months of 2018, and net interest margin (FTE) increased 3 basis points compared to the first six months of 2018. The net increases in net interest margin and net interest margin (FTE) measures were primarily driven by an increase in the yield on earnings assets, partially offset by a smaller increase in cost of funds.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2019			2018
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,705,977	$13,333	3.13%	$1,077,656	$8,012	2.98%
Tax-exempt	1,032,551	10,646	4.14%	547,617	5,293	3.88%
Total securities	2,738,528	23,979	3.51%	1,625,273	13,305	3.28%
Loans, net (3) (4)	12,084,961	158,935	5.28%	9,809,083	120,039	4.91%
Other earning assets	179,237	1,131	2.53%	226,833	1,073	1.90%
Total earning assets	15,002,726	$184,045	4.92%	11,661,189	$134,417	4.62%
Allowance for loan losses	(41,174)			(41,645)
Total non-earning assets	2,035,979			1,598,683
Total assets	$16,997,531			$13,218,227
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$6,215,912	$16,139	1.04%	$4,836,642	$6,790	0.56%
Regular savings	776,683	416	0.21%	649,897	217	0.13%
Time deposits (5)	2,562,498	12,254	1.92%	2,063,414	6,040	1.17%
Total interest-bearing deposits	9,555,093	28,809	1.21%	7,549,953	13,047	0.69%
Other borrowings (6)	1,847,325	13,722	2.98%	1,617,322	11,194	2.78%
Total interest-bearing liabilities	11,402,418	$42,531	1.50%	9,167,275	$24,241	1.06%
Noninterest-bearing liabilities:
Demand deposits	2,898,609			2,095,233
Other liabilities	206,455			108,353
Total liabilities	14,507,482			11,370,861
Stockholders' equity	2,490,049			1,847,366
Total liabilities and stockholders' equity	$16,997,531			$13,218,227
Net interest income		$141,514			$110,176
Interest rate spread			3.42%			3.56%
Cost of funds			1.14%			0.83%
Net interest margin			3.78%			3.79%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $7.7 million and $5.3 million for the three months ended June 30, 2019 and 2018, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $213,000 and $685,000 for the three months ended June 30, 2019 and 2018, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $70,000 and $104,000 for the three months ended June 30, 2019 and 2018, respectively, in amortization of the fair market value adjustments related to acquisitions.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2019			2018
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,683,702	$26,400	3.16%	$1,049,331	$15,084	2.90%
Tax-exempt	1,008,534	20,769	4.15%	547,100	10,366	3.82%
Total securities	2,692,236	47,169	3.53%	1,596,431	25,450	3.21%
Loans, net (3) (4)	11,608,821	303,434	5.27%	9,744,995	233,174	4.83%
Other earning assets	149,000	1,842	2.49%	227,232	2,010	1.78%
Total earning assets	14,450,057	$352,445	4.92%	11,568,658	$260,634	4.54%
Allowance for loan losses	(42,083)			(40,751)
Total non-earning assets	1,944,248			1,591,541
Total assets	$16,352,222			$13,119,448
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$6,086,277	$30,509	1.01%	$4,798,296	$12,346	0.52%
Regular savings	755,105	817	0.22%	647,183	428	0.13%
Time deposits (5)	2,444,513	21,913	1.81%	2,074,610	11,485	1.12%
Total interest-bearing deposits	9,285,895	53,239	1.16%	7,520,089	24,259	0.65%
Other borrowings (6)	1,819,147	27,397	3.04%	1,616,013	20,890	2.61%
Total interest-bearing liabilities	11,105,042	$80,636	1.46%	9,136,102	$45,149	1.00%
Noninterest-bearing liabilities:
Demand deposits	2,678,641			2,034,854
Other liabilities	188,705			112,420
Total liabilities	13,972,388			11,283,376
Stockholders' equity	2,379,834			1,836,072
Total liabilities and stockholders' equity	$16,352,222			$13,119,448
Net interest income		$271,809			$215,485
Interest rate spread			3.46%			3.54%
Cost of funds			1.13%			0.78%
Net interest margin			3.79%			3.76%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $13.2 million and $10.2 million for the six months ended June 30, 2019 and 2018, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $505,000 and $1.5 million for the six months ended June 30, 2019 and 2018, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $140,000 and $202,000 for the six months ended June 30, 2019 and 2018, respectively, in amortization of the fair market value adjustments related to acquisitions.

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

	Three Months Ended			Six Months Ended
	June 30, 2019 vs. June 30, 2018			June 30, 2019 vs. June 30, 2018
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$4,891	$430	$5,321	$9,839	$1,477	$11,316
Tax-exempt	4,978	375	5,353	9,432	971	10,403
Total securities	9,869	805	10,674	19,271	2,448	21,719
Loans, net (1)	29,425	9,471	38,896	47,375	22,885	70,260
Other earning assets	(254)	312	58	(819)	651	(168)
Total earning assets	$39,040	$10,588	$49,628	$65,827	$25,984	$91,811
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$2,350	$6,999	$9,349	$4,007	$14,156	$18,163
Regular savings	49	150	199	81	308	389
Time Deposits (2)	1,717	4,497	6,214	2,332	8,096	10,428
Total interest-bearing deposits	4,116	11,646	15,762	6,420	22,560	28,980
Other borrowings (3)	1,669	859	2,528	2,813	3,694	6,507
Total interest-bearing liabilities	5,785	12,505	18,290	9,233	26,254	35,487
Change in net interest income	$33,255	$(1,917)	$31,338	$56,594	$(270)	$56,324

(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $2.3 million and $3.0 million for the three- and six-month change, respectively.

(2) The rate-related change in interest expense on deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $472,000 and $1.0 million for the three- and six-month change, respectively.

(3) The rate-related change in interest expense on other borrowings includes the impact of lower amortization of the acquisition-related fair market value adjustments of $34,000 and $62,000 for the three- and six-month change, respectively.

The Company’s net interest margin (FTE) includes the impact of acquisition accounting fair value adjustments. The net accretion for the first and second quarters of 2019, as well as the remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

		Deposit	Borrowings
	Loan	Accretion	Accretion
	Accretion	(Amortization)	(Amortization)	Total
For the quarter ended March 31, 2019	$5,557	$292	$(70)	$5,779
For the quarter ended June 30, 2019	7,659	213	(70)	7,802
For the remaining six months of 2019 (estimated)	8,307	328	(220)	8,415
For the years ending (estimated):
2020	13,926	132	(633)	13,425
2021	11,321	14	(807)	10,528
2022	9,105	(43)	(829)	8,233
2023	6,499	(32)	(852)	5,615
2024	4,906	(4)	(877)	4,025
Thereafter	18,390	(1)	(10,773)	7,616

The following table excludes discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Form 10-Q for further discussion regarding discontinued operations.

Noninterest Income

	For the Three Months Ended
	June 30,		Change
	2019	2018	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$7,499	$6,189	$1,310	21.2%
Other service charges and fees	1,702	1,278	424	33.2%
Interchange fees, net	5,612	4,792	820	17.1%
Fiduciary and asset management fees	5,698	4,040	1,658	41.0%
Mortgage banking income, net	2,785	—	2,785	NM
Gains (losses) on securities transactions, net	51	(88)	139	(158.0)%
Bank owned life insurance income	2,075	1,728	347	20.1%
Loan-related interest rate swap fees, net	3,716	898	2,818	313.8%
Gain on Shore Premier sale	—	20,899	(20,899)	(100.0)%
Other operating income	1,440	861	579	67.2%
Total noninterest income	$30,578	$40,597	$(10,019)	(24.7)%

NM - Not meaningful

Noninterest income decreased $10.0 million, or 24.7%, to $30.6 million for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018. The decrease in noninterest income was primarily driven by the net gain on sale of Shore Premier of $20.9 million, recognized during the second quarter of 2018. Excluding this gain, noninterest income increased $10.9 million, or 55.2% for the quarter ended June 30, 2019 when compared to the same quarter in 2018. This increase was primarily related to the acquisition of Access and an increase in loan-related swap fees.

	For the Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$14,656	$12,083	$2,573	21.3%
Other service charges and fees	3,367	2,512	855	34.0%
Interchange fees, net	10,656	9,280	1,376	14.8%
Fiduciary and asset management fees	10,752	7,096	3,656	51.5%
Mortgage banking income, net	4,240	—	4,240	NM
Gains (losses) on securities transactions, net	202	125	77	61.6%
Bank owned life insurance income	4,129	3,395	734	21.6%
Loan-related interest rate swap fees, net	5,176	1,617	3,559	220.1%
Gain on Shore Premier sale	—	20,899	(20,899)	(100.0)%
Other operating income	2,337	3,858	(1,521)	(39.4)%
Total noninterest income	$55,515	$60,865	$(5,350)	(8.8)%

NM - Not meaningful

Noninterest income decreased $5.4 million, or 8.8%, to $55.5 million for the six months ended June 30, 2019 from $60.9 million for the six months ended June 30, 2018, primarily driven by the net gain on sale of Shore Premier of $20.9 million recognized during the second quarter of 2018. Excluding this gain, noninterest income increased by $15.5 million, or 38.9% for the first six months of 2019 compared to the same period in 2018, primarily driven by the acquisition of Access and an increase in loan-related swap fees. These increases were partially offset by a decline in other operating income of $1.5 million primarily due to the gain of $1.4 million recognized in the first quarter of 2018 related to the sale of the Company’s ownership interest in a payments-related company.

The following table excludes discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Form 10-Q for further discussion regarding discontinued operations.

Noninterest Expense

	For the Three Months Ended
	June 30,		Change
	2019	2018	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$50,390	$40,777	$9,613	23.6%
Occupancy expenses	7,534	6,159	1,375	22.3%
Furniture and equipment expenses	3,542	3,103	439	14.1%
Printing, postage, and supplies	1,252	1,282	(30)	(2.3)%
Communications expense	1,157	1,009	148	14.7%
Technology and data processing	5,739	4,322	1,417	32.8%
Professional services	2,630	2,671	(41)	(1.5)%
Marketing and advertising expense	2,908	3,288	(380)	(11.6)%
FDIC assessment premiums and other insurance	2,601	1,882	719	38.2%
Other taxes	4,044	2,895	1,149	39.7%
Loan-related expenses	2,396	1,843	553	30.0%
OREO and credit-related expenses	1,473	1,122	351	31.3%
Amortization of intangible assets	4,937	3,215	1,722	53.6%
Training and other personnel costs	1,477	1,125	352	31.3%
Merger-related costs	6,371	8,273	(1,902)	(23.0)%
Rebranding expense	4,012	—	4,012	NM
Other expenses	3,145	2,174	971	44.7%
Total noninterest expense	$105,608	$85,140	$20,468	24.0%

NM - Not meaningful

Noninterest expense increased $20.5 million, or 24.0%, to $105.6 million for the quarter ended June 30, 2019 compared to $85.1 million for the quarter ended June 30, 2018. Excluding merger-related costs, amortization of intangible assets, and rebranding costs, operating noninterest expense (1) for the quarter ended June 30, 2019 increased $16.6 million, or 22.6%, compared to the second quarter of 2018. The increase in operating noninterest expense was primarily related to the acquisition of Access. In addition, operating noninterest expense included $1.2 million in branch closure costs and approximately $800,000 in OREO valuation adjustments driven by updated appraisals received during the second quarter of 2019.

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

	For the Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$98,398	$81,518	$16,880	20.7%
Occupancy expenses	14,935	12,226	2,709	22.2%
Furniture and equipment expenses	6,938	6,041	897	14.8%
Printing, postage, and supplies	2,494	2,342	152	6.5%
Communications expense	2,162	2,104	58	2.8%
Technology and data processing	11,415	8,881	2,534	28.5%
Professional services	5,587	5,225	362	6.9%
Marketing and advertising expense	5,291	4,725	566	12.0%
FDIC assessment premiums and other insurance	5,239	4,067	1,172	28.8%
Other taxes	7,808	5,782	2,026	35.0%
Loan-related expenses	4,685	3,158	1,527	48.4%
OREO and credit-related expenses	2,157	2,654	(497)	(18.7)%
Amortization of intangible assets	9,154	6,396	2,758	43.1%
Training and other personnel costs	2,621	2,132	489	22.9%
Merger-related costs	24,493	35,985	(11,492)	(31.9)%
Rebranding expense	4,420	—	4,420	NM
Other expenses	4,538	3,649	889	24.4%
Total noninterest expense	$212,335	$186,885	$25,450	13.6%

NM - Not meaningful

Noninterest expense increased $25.5 million, or 13.6%, to $212.3 million for the six months ended June 30, 2019 compared to $186.9 million for the six months ended June 30, 2018. Excluding merger-related costs, amortization of intangible assets, and rebranding costs, operating noninterest expense (1) for the six months ended June 30, 2019 increased $29.8 million, or 20.6%, compared to the same period in 2018. The increase in operating noninterest expense was primarily related to the acquisition of Access. In addition, operating noninterest expense included $1.2 million in branch closure costs recorded in the second quarter of 2019.

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

The effective tax rate for the three months ended June 30, 2019 and 2018 was 16.0% and 19.0%, respectively. The effective tax rate for the six months ended June 30, 2019 and 2018 was 15.5% and 17.0%, respectively. The decrease in the effective tax rate compared to the second quarter of 2018 is primarily due to an increase in merger-related expenses related to the acquisition of Access recorded during the second quarter of 2019.

BALANCE SHEET

Assets

At June 30, 2019, total assets were $17.2 billion, an increase of $3.4 billion from $13.8 billion at December 31, 2018, reflecting the impact of the Access acquisition.

On February 1, 2019, the Company completed its acquisition of Access. Below is a summary of the transaction and related impact on the Company’s balance sheet.

●	The fair value of assets acquired equaled $2.855 billion, and the fair value of the liabilities assumed equaled $2.559 billion
●	Total loans acquired totaled $2.217 billion with a fair value of $2.173 billion
●	Total deposits assumed totaled $2.228 billion with a fair value of $2.227 billion
●	Total goodwill arising from the transaction equaled $203.3 million
●	Core deposit intangibles acquired totaled $40.9 million

Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 805, Business Combinations.

Loans held for investment, net of deferred fees and costs, were $12.2 billion at June 30, 2019, an increase of $2.5 billion, or 25.8%, from December 31, 2018. Quarterly average loans increased $2.3 billion, or 23.2%, for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018 primarily due to the Access acquisition. Refer to "Loan Portfolio" within Item 2 and Note 4 "Loans and Allowance for Loan Losses" in Part I of Item I for additional information on the Company’s loan activity.

Liabilities and Stockholders’ Equity

At June 30, 2019, total liabilities were $14.6 billion, an increase of $2.8 billion from December 31, 2018.

Total deposits were $12.5 billion at June 30, 2019, an increase of $2.5 billion, or 25.5%, from December 31, 2018. Quarterly average deposits increased $2.8 billion, or 29.1%, for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018 primarily due to the Access acquisition. Refer to “Deposits” within this Item 2 for further discussion on this topic.

At June 30, 2019, stockholders’ equity was $2.5 billion, an increase of $587.7 million from December 31, 2018. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes. Refer to “Capital Resources” within this Item 2 for additional information on the Company’s capital ratios.

The Company declared and paid a cash dividend of $0.23 per share during the second quarter of 2019, an increase of $0.02 per share, or 9.5%, compared to the dividend paid during the second quarter of 2018. Dividends for the six months ended June 30, 2019 were $0.46, an increase of $0.04 per share, or 9.5% compared to the six months ended June 30, 2018.

Securities

At June 30, 2019, the Company had total investments in the amount of $2.7 billion, or 15.8 % of total assets, as compared to $2.4 billion, or 17.4% of total assets, at December 31, 2018. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are agency-backed securities, which have a government guarantee. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore, the Company earns a higher taxable equivalent yield on its portfolio as compared to many of its peers. During the fourth quarter of 2018, the Company entered into a swap agreement to hedge the interest rate on a portion of its fixed rate available for sale securities. For information regarding the hedge transaction related to available for sale securities, see Note 9 "Derivatives" in Part I of Item I of this Form 10-Q.

The table below sets forth a summary of the AFS securities, HTM securities and restricted stock as of the dates indicated (dollars in thousands):

	June 30,	December 31,
	2019	2018
Available for Sale:
U.S. government and agency securities	$4,480	$—
Obligations of states and political subdivisions	509,747	468,491
Corporate and other bonds	206,313	167,696
Mortgage-backed securities	1,275,405	1,129,865
Other securities	3,549	8,769
Total AFS securities, at fair value	1,999,494	1,774,821
Held to Maturity:
Obligations of states and political subdivisions, at carrying value	547,591	492,272
Mortgage-backed securities	10,912	—
Total held to maturity securities	558,503	492,272

Restricted Stock:
Federal Reserve Bank stock	66,979	52,576
FHLB stock	78,880	72,026
Total restricted stock, at cost	145,859	124,602
Total investments	$2,703,856	$2,391,695

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized during the three months ended June 30, 2019. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of AFS securities at fair value and their weighted average yields as of June 30, 2019 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Amortized cost	$4,462	$—	$—	$—	$4,462
Fair value	4,480	—	—	—	4,480
Weighted average yield (1)	2.53%	—%	—	-	2.53%
Mortgage backed securities:
Amortized cost	$1,946	$147,819	$130,985	$972,791	$1,253,541
Fair value	1,948	149,604	133,757	990,096	1,275,405
Weighted average yield (1)	4.02%	2.55%	2.71%	3.07%	2.97%

Obligations of states and political subdivisions:
Amortized cost	$8,252	$11,245	$32,751	$432,944	$485,192
Fair value	8,333	11,497	33,758	456,159	509,747
Weighted average yield (1)	5.22%	4.66%	3.94%	3.71%	3.78%

Corporate bonds and other securities:
Amortized cost	$2,066	$5,512	$82,999	$115,907	$206,484
Fair value	2,067	5,488	84,501	117,806	209,862
Weighted average yield (1)	1.55%	3.24%	4.70%	3.41%	3.91%

Total AFS securities:
Amortized cost	$16,726	$164,576	$246,735	$1,521,642	$1,949,679
Fair value	16,828	166,589	252,016	1,564,061	1,999,494
Weighted average yield (1)	3.91%	2.72%	3.54%	3.28%	3.27%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of HTM securities at carrying value and their weighted average yields as of June 30, 2019 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
Obligations of states and political subdivisions:
Carrying value	$250	$6,532	$2,779	$538,030	$547,591
Fair value	250	6,704	2,871	576,732	586,557
Weighted average yield (1)	2.04%	2.43%	3.06%	4.09%	4.07%
Mortgage backed securities:
Carrying value	$—	$1,635	$1,213	$8,064	$10,912
Fair value	—	1,650	1,222	8,146	11,018
Weighted average yield (1)	—	5.07%	4.13%	5.77%	5.48%
Total HTM securities:
Carrying value	$250	$8,167	$3,992	546,094	558,503
Fair value	250	8,354	4,093	584,878	597,575
Weighted average yield (1)	2.04%	2.96%	3.39%	4.11%	4.09%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of June 30, 2019, the Company maintained a diversified municipal bond portfolio with approximately 64% of its holdings in general obligation issues and the majority of the remainder backed by revenue bonds. Issuances within the

State of Texas represented 20% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of June 30, 2019, liquid assets totaled $5.0 billion, or 29.4%, of total assets, and liquid earning assets totaled $4.9 billion, or 32.2% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of June 30, 2019, approximately $4.3 billion, or 35.5% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $327.1 million, or 12.1% of total securities, are scheduled to mature within one year.

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

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $12.2 billion at June 30, 2019, $9.7 billion at December 31, 2018, and $9.3 billion at June 30, 2018. Commercial real estate - non-owner occupied loans continue to represent the Company’s largest category, comprising 25.4% of the total loan portfolio at June 30, 2019.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018
Construction and Land Development	$1,267,712	10.4%	$1,326,679	11.1%	$1,194,821	12.3%	$1,178,054	12.5%	$1,250,448	13.5%
Commercial Real Estate - Owner Occupied	1,966,776	16.1%	1,921,464	16.1%	1,337,345	13.8%	1,283,125	13.6%	1,293,791	13.9%
Commercial Real Estate - Non-Owner Occupied	3,104,823	25.4%	2,970,453	24.9%	2,467,410	25.4%	2,427,251	25.8%	2,318,589	25.0%
Multifamily Real Estate	602,115	4.9%	591,431	5.0%	548,231	5.6%	542,662	5.8%	541,730	5.8%
Commercial & Industrial	2,032,799	16.6%	1,866,625	15.6%	1,317,135	13.6%	1,154,583	12.3%	1,093,771	11.8%
Residential 1-4 Family - Commercial	801,703	6.6%	815,309	6.8%	713,750	7.3%	719,798	7.6%	723,945	7.8%
Residential 1-4 Family - Mortgage	850,063	7.0%	865,502	7.2%	600,578	6.2%	611,728	6.5%	607,155	6.5%
Auto	311,858	2.6%	300,631	2.5%	301,943	3.1%	306,196	3.3%	296,706	3.2%
HELOC	660,621	5.4%	672,087	5.6%	613,383	6.3%	612,116	6.5%	626,916	6.7%
Consumer	383,653	3.1%	397,491	3.3%	379,694	3.9%	345,320	3.7%	298,021	3.2%
Other Commercial	238,391	1.9%	224,638	1.9%	241,917	2.5%	230,765	2.4%	239,187	2.6%
Total loans held for investment	$12,220,514	100.0%	$11,952,310	100.0%	$9,716,207	100.0%	$9,411,598	100.0%	$9,290,259	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of June 30, 2019 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total	Less than 1			More than 5			More than 5
	Maturities	year	Total	1-5 years	years	Total	1-5 years	years
Construction and Land Development	$1,267,712	$589,336	$391,033	$317,308	$73,725	$287,343	$238,162	$49,181
Commercial Real Estate - Owner Occupied	1,966,776	195,160	451,523	95,934	355,589	1,320,093	733,819	586,274
Commercial Real Estate - Non-Owner Occupied	3,104,823	347,018	1,164,426	412,029	752,397	1,593,379	1,163,579	429,800
Multifamily Real Estate	602,115	107,188	219,781	69,426	150,355	275,146	224,354	50,792
Commercial & Industrial	2,032,799	602,039	823,461	681,167	142,294	607,299	377,198	230,101
Residential 1-4 Family - Commercial	801,703	131,185	125,769	13,736	112,033	544,749	422,271	122,478
Residential 1-4 Family - Mortgage	850,063	20,203	425,731	5,913	419,818	404,129	18,042	386,087
Auto	311,858	2,620	3	3	—	309,235	159,332	149,903
HELOC	660,621	66,298	585,840	85,267	500,573	8,483	678	7,805
Consumer	383,653	12,634	17,657	15,776	1,881	353,362	227,632	125,730
Other Commercial	238,391	28,340	82,131	6,039	76,092	127,920	62,874	65,046
Total loans held for investment	$12,220,514	$2,102,021	$4,287,355	$1,702,598	$2,584,757	$5,831,138	$3,627,941	$2,203,197

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at June 30, 2019, the largest components of the Company’s loan portfolio consisted of commercial real estate, commercial & industrial, and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview

At June 30, 2019, the Company had slightly higher levels of NPAs compared to December 31, 2018, primarily due to nonaccrual additions of commercial real estate – owner occupied, mortgage, and residential 1-4 family which were attributable to several smaller credit relationships. NPAs as a percentage of total outstanding loans held for investment decreased from December 31, 2018. Past due loan levels as a percentage of total loans held for investment at June 30, 2019 were lower than past due loan levels at December 31, 2018. As the Company’s NPAs and past due loan levels have been at or near historic lows over the last several quarters, certain changes from quarter to quarter might stand out in comparison to one another but have an insignificant impact on the Company’s overall asset quality position.

Net charge-offs increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Total net charge-offs as a percentage of total average loans on an annualized basis also increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in net charge-offs is primarily from the Company’s consumer lending portfolio. Both the provision for loan losses increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 and the ALL at June 30, 2019 increased from December 31, 2018 primarily due to loan growth during 2019.

All nonaccrual and past due loan metrics discussed below exclude PCI loans totaling $101.3 million (net of fair value mark of $24.3 million) at June 30, 2019.

Troubled Debt Restructurings

The total recorded investment in TDRs as of June 30, 2019 was $23.7 million, a decrease of $2.9 million, or 11.0% from $26.6 million at December 31, 2018 and an increase of $4.0 million, or 20.2% from $19.7 million at June 30, 2018. Of the $23.7 million of TDRs at June 30, 2019, $19.1 million, or 80.8%, were considered performing while the remaining $4.6 million were considered nonperforming.

Nonperforming Assets

At June 30, 2019, NPAs totaled $34.0 million, an increase of $293,000, or 0.9% from December 31, 2018 and an increase of $1.1 million, or 3.2% from June 30, 2018. NPAs as a percentage of total outstanding loans at June 30, 2019 were 0.28%, a decline of 7 basis points from 0.35% at both December 31, 2018 and June 30, 2018.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
Nonaccrual loans, excluding PCI loans	$27,462	$24,841	$26,953	$28,110	$25,662
Foreclosed properties	6,506	7,353	6,722	6,800	7,241
Total NPAs	33,968	32,194	33,675	34,910	32,903
Loans past due 90 days and accruing interest	8,828	10,953	8,856	9,532	6,921
Total NPAs and loans past due 90 days and accruing interest	$42,796	$43,147	$42,531	$44,442	$39,824

Performing TDRs	$19,144	$20,808	$19,201	$19,854	$15,696
PCI loans	101,301	99,932	90,221	94,746	101,524

Balances
Allowance for loan losses	$42,463	$40,827	$41,045	$41,294	$41,270
Average loans, net of deferred fees and costs	12,084,961	11,127,390	9,584,785	9,297,213	9,809,083
Loans, net of deferred fees and costs	12,220,514	11,952,310	9,716,207	9,411,598	9,290,259

Ratios
NPAs to total loans	0.28%	0.27%	0.35%	0.37%	0.35%
NPAs & loans 90 days past due to total loans	0.35%	0.36%	0.44%	0.47%	0.43%
NPAs to total loans & foreclosed property	0.28%	0.27%	0.35%	0.37%	0.35%
NPAs & loans 90 days past due to total loans & foreclosed property	0.35%	0.36%	0.44%	0.47%	0.43%
ALL to nonaccrual loans	154.62%	164.35%	152.28%	146.90%	160.82%
ALL to nonaccrual loans & loans 90 days past due	117.01%	114.06%	114.62%	109.70%	126.66%

NPAs at June 30, 2019 included $27.5 million in nonaccrual loans, a net increase of $509,000, or 1.9%, from December 31, 2018 and a net increase of $1.8 million, or 7.0%, from June 30, 2018. The following table shows the activity in nonaccrual loans for the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
Beginning Balance	$24,841	$26,953	$28,110	$25,662	$25,138
Net customer payments	(3,108)	(2,314)	(3,077)	(2,459)	(2,651)
Additions	6,321	3,297	4,659	6,268	5,063
Charge-offs	(592)	(1,626)	(2,069)	(1,137)	(539)
Loans returning to accruing status	—	(952)	(420)	(70)	(1,349)
Transfers to foreclosed property	—	(517)	(250)	(154)	—
Ending Balance	$27,462	$24,841	$26,953	$28,110	$25,662

The following table presents the composition of nonaccrual loans at the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
Construction and Land Development	$5,619	$5,513	$8,018	$9,221	$6,485
Commercial Real Estate - Owner Occupied	4,062	3,307	3,636	3,202	2,845
Commercial Real Estate - Non-owner Occupied	1,685	1,787	1,789	1,812	3,068
Commercial & Industrial	1,183	721	1,524	1,404	1,387
Residential 1-4 Family - Commercial	4,135	4,244	2,481	1,956	1,998
Residential 1-4 Family - Mortgage	8,677	7,119	7,276	8,535	7,552
Auto	449	523	576	525	463
HELOC	1,432	1,395	1,518	1,273	1,669
Consumer and all other	220	232	135	182	195
Total	$27,462	$24,841	$26,953	$28,110	$25,662

NPAs at June 30, 2019 also included $6.5 million in foreclosed property, a decrease of $216,000, or 3.2%, from December 31, 2018 and a decrease of $735,000 or 10.2%, from June 30, 2018. The following table shows the activity in foreclosed property for the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
Beginning Balance	$7,353	$6,722	$6,800	$7,241	$8,079
Additions of foreclosed property	271	900	432	165	283
Acquisitions of foreclosed property(1)	—	—	—	—	(162)
Valuation adjustments	(433)	(51)	(140)	(42)	(383)
Proceeds from sales	(638)	(171)	(286)	(889)	(580)
Gains (losses) from sales	(47)	(47)	(84)	325	4
Ending Balance	$6,506	$7,353	$6,722	$6,800	$7,241
(1)	Includes subsequent measurement period adjustments.

The following table presents the composition of the foreclosed property portfolio at the quarter ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
Land	$1,842	$2,216	$2,306	$2,377	$2,377
Land Development	2,809	2,809	2,809	2,904	3,464
Residential Real Estate	1,304	1,925	1,204	1,116	984
Commercial Real Estate	551	403	403	403	416
Total	$6,506	$7,353	$6,722	$6,800	$7,241

Past Due Loans

At June 30, 2019, total accruing past due loans were $43.1 million, or 0.35% of total loans held for investment, compared to $61.9 million, or 0.64% of total loans held for investment, at December 31, 2018 and $38.2 million, or 0.41% of total loans held for investment, at June 30, 2018. Of the total past due loans still accruing interest at June 30, 2019, $8.8 million, or 0.07% of total loans held for investment, were past due 90 days or more, compared to $8.9 million, or 0.09% of total loans held for investment, at December 31, 2018 and $6.9 million, or 0.07% of total loans held for investment, at June 30, 2018.

Net Charge-offs

For the quarter ended June 30, 2019, net charge-offs were $4.3 million, or 0.14% of average loans on an annualized basis, compared to $1.8 million, or 0.07%, for the same quarter last year. For the six months ended June 30, 2019, net charge-offs were $8.5 million, or 0.15% of total average loans on annualized basis, compared to $2.9 million, or 0.06%, for the same period in 2018. The majority of net charge-offs in 2019 have been related to consumer loans.

Provision for Loan Losses

The provision for loan losses for the quarter ended June 30, 2019 was $5.9 million, an increase of $3.2 million compared with the same quarter last year. The provision for loan losses for the six months ended June 30, 2019 was $9.9 million compared to $6.2 million for the six months ended June 30, 2018. The increase in the provision for loan losses compared to the second quarter of 2018 was primarily due to loan growth. The increase in the provision for loan losses compared to the first six months of 2018 was primarily driven by higher levels of net charge-offs during the first six months of 2019.

Allowance for Loan Losses

The ALL of $42.5 million at June 30, 2019, is an increase of $1.4 million compared to the ALL at December 31, 2018 primarily due to loan growth. The current level of the ALL reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the ALL. The ALL as a percentage of the total loans held for investment was 0.35% at June 30, 2019, 0.42% at December 31, 2018, and 0.44% at June 30, 2018. The decline in the allowance ratio was primarily attributable to the acquisition of Access in the first quarter of 2019. In acquisition accounting, there is no carryover of previously established ALL.

The following table summarizes activity in the ALL during the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
Balance, beginning of period	$40,827	$41,045	$41,294	$41,270	$40,629
Loans charged-off:
Commercial	878	980	141	233	253
Real estate	765	1,093	2,806	1,435	382
Consumer	4,291	3,866	3,184	2,892	2,345
Total loans charged-off	5,934	5,939	6,131	4,560	2,980
Recoveries:
Commercial	321	360	121	153	74
Real estate	553	555	391	622	623
Consumer	796	781	574	626	504
Total recoveries	1,670	1,696	1,086	1,401	1,201
Net charge-offs	4,264	4,243	5,045	3,159	1,779
Provision for loan losses - continuing operations	5,900	4,025	4,800	3,100	2,660
Provision for loan losses - discontinued operations	—	—	(4)	83	(240)
Balance, end of period	$42,463	$40,827	$41,045	$41,294	$41,270

ALL to loans	0.35%	0.34%	0.42%	0.44%	0.44%
Net charge-offs to average loans	0.14%	0.15%	0.21%	0.13%	0.07%
Provision to average loans	0.20%	0.15%	0.20%	0.13%	0.11%

The following table shows both an allocation of the ALL among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans held for investment as of the quarters ended (dollars in thousands):

	June 30,		March 31,		December 31,		September 30,		June 30,
	2019		2019		2018		2018		2018
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$7,696	16.6%	$7,411	15.6%	$7,636	13.6%	$6,702	12.3%	$6,382	11.8%
Real estate	25,120	75.8%	24,848	76.7%	24,821	76.9%	26,432	78.3%	28,474	79.2%
Consumer	9,647	7.6%	8,568	7.7%	8,588	9.5%	8,160	9.4%	6,414	9.0%
Total	$42,463	100.0%	$40,827	100.0%	$41,045	100.0%	$41,294	100.0%	$41,270	100.0%
(1)	Represents the loan balance divided by total loans held for investment.

Deposits

As of June 30, 2019, total deposits were $12.5 billion, an increase of $2.5 billion, or 25.5%, from December 31, 2018. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $2.6 billion accounted for 27.4% of total interest-bearing deposits at June 30, 2019.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	June 30, 2019		December 31, 2018
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Non-interest bearing	$3,014,896	24.1%	$2,094,607	21.0%
NOW accounts	2,552,159	20.4%	2,288,523	23.0%
Money market accounts	3,592,523	28.7%	2,875,301	28.8%
Savings accounts	749,472	6.0%	622,823	6.2%
Time deposits of $100,000 and over(1)	1,518,139	12.1%	1,067,181	10.7%
Other time deposits	1,088,355	8.7%	1,022,525	10.3%
Total Deposits	$12,515,544	100.0%	$9,970,960	100.0%
(1)	Includes time deposits of $250,000 and over of $579,786 and $292,224 as of June 30, 2019 and December 31, 2018, respectively.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of June 30, 2019 and December 31, 2018, there were $223.4 million and $188.5 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheet.

Maturities of time deposits as of June 30, 2019 were as follows (dollars in thousands):

Amount
Within 3 Months	$409,196
3 - 12 Months	1,001,830
Over 12 Months	1,195,468
Total	$2,606,494

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

On February 1, 2019, the Company completed its acquisition of Access. As a result, as of June 30, 2019, the Company’s assets exceeded $15.0 billion and the trust preferred capital notes now qualify for Tier 2 capital for regulatory purposes.

The table summarizes the Company’s capital and related ratios for the periods presented (3) (dollars in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Common equity Tier 1 capital	$ 1,433,870	$ 1,106,871	$ 1,043,729
Tier 1 capital	1,433,870	1,236,709	1,173,192
Tier 2 capital	335,861	199,002	199,013
Total risk-based capital	1,769,732	1,435,711	1,372,205
Risk-weighted assets	13,607,484	11,146,898	10,645,676
Capital ratios:
Common equity Tier 1 capital ratio	10.54%	9.93%	9.80%
Tier 1 capital ratio	10.54%	11.09%	11.02%
Total capital ratio	13.01%	12.88%	12.89%
Leverage ratio (Tier 1 capital to average assets)	9.00%	9.71%	9.46%
Capital conservation buffer ratio (1)	4.54%	4.88%	4.89%
Common equity to total assets	14.64%	13.98%	14.27%
Tangible common equity to tangible assets (2)	9.28%	8.84%	8.86%
(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.
(2)	Refer to “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with GAAP
(3)	All ratios and amounts at June 30, 2019 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed.

NON-GAAP FINANCIAL MEASURES

In reporting the results of the three and six months ended June 30, 2019, the Company has provided supplemental performance measures on a tax-equivalent, tangible, and/or operating basis. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance.

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

Operating measures exclude merger and rebranding-related costs unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude certain costs resulting from acquisition activity and allow investors to more clearly see the combined economic results of the organization’s operations.

The operating efficiency ratio (FTE) excludes the amortization of intangible assets and merger-related costs. This measure is similar to the measure utilized by the Company when analyzing corporate performance and is also similar to the measure utilized for incentive compensation. The Company believes this measure is useful to investors as it excludes certain costs resulting from acquisition activity allowing for greater comparability with others in the industry and allowing investors to more clearly see the combined economic results of the organization’s operations. In prior periods, the Company has not excluded the amortization of intangibles from noninterest expense when calculating the operating efficiency ratio (FTE). The Company has adjusted its presentation for all periods in this release to exclude the amortization of intangibles from noninterest expense.

The Company believes that operating ROTCE is a meaningful supplement to GAAP financial measures and useful to investors because it measures the performance of a business consistently across time without regard to whether components of the business were acquired or developed internally.

The following table reconciles these non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest Income (FTE)
Interest and dividend income (GAAP)	$181,125	$132,409	$346,777	$256,789
FTE adjustment	2,920	2,008	5,668	3,845
Interest and dividend income FTE (non-GAAP)	$184,045	$134,417	$352,445	$260,634
Average earning assets	$15,002,726	$11,661,189	$14,450,057	$11,568,658
Yield on interest-earning assets (GAAP)	4.84%	4.55%	4.84%	4.48%
Yield on interest-earning assets (FTE) (non-GAAP)	4.92%	4.62%	4.92%	4.54%
Net Interest Income (FTE)
Net Interest Income (GAAP)	$138,594	$108,168	$266,141	$211,640
FTE adjustment	2,920	2,008	5,668	3,845
Net Interest Income FTE (non-GAAP)	141,514	110,176	271,809	215,485
Average earning assets	$15,002,726	$11,661,189	$14,450,057	$11,568,658
Net interest margin (GAAP)	3.71%	3.72%	3.71%	3.69%
Net interest margin (FTE) (non-GAAP)	3.78%	3.79%	3.79%	3.76%
Tangible Assets
Ending Assets (GAAP)	$17,159,384	$13,066,106	$17,159,384	$13,066,106
Less: Ending goodwill	930,449	725,195	930,449	725,195
Less: Ending amortizable intangibles	82,976	51,211	82,976	51,211
Ending tangible assets (non-GAAP)	$16,145,959	$12,289,700	$16,145,959	$12,289,700
Tangible Common Equity
Ending Equity (GAAP)	$2,512,295	$1,864,870	$2,512,295	$1,864,870
Less: Ending goodwill	930,449	725,195	930,449	725,195
Less: Ending amortizable intangibles	82,976	51,211	82,976	51,211
Ending tangible common equity (non-GAAP)	$1,498,870	$1,088,464	$1,498,870	$1,088,464
Average equity (GAAP)	$2,490,049	$1,847,366	$2,379,834	$1,836,072
Less: Average goodwill	929,455	726,934	894,252	725,527
Less: Average amortizable intangibles	85,566	50,546	80,653	51,099
Average tangible common equity (non-GAAP)	$1,475,028	$1,069,886	$1,404,929	$1,059,446
ROE (GAAP)	7.86%	10.28%	7.16%	7.03%
Common equity to assets (GAAP)	14.64%	14.27%	14.64%	14.27%
Tangible common equity to tangible assets (non-GAAP)	9.28%	8.86%	9.28%	8.86%
Book value per share (GAAP)	$30.78	$28.47	$30.78	$28.47
Tangible book value per share (non-GAAP)	$18.36	$16.62	$18.36	$16.62
Operating Measures
Net income (GAAP)	$48,823	$47,327	$84,453	$63,966
Merger-related costs, net of tax	8,266	6,537	23,154	28,773
Net operating earnings (non-GAAP)	$57,089	$53,864	$107,607	$92,739

Weighted average common shares outstanding, diluted	82,125,194	65,965,577	79,344,573	65,801,926
Earnings per common share, diluted (GAAP)	$0.59	$0.72	$1.06	$0.97
Operating earnings per share, diluted (non-GAAP)	$0.70	$0.82	$1.36	$1.41

Average assets (GAAP)	$16,997,531	$13,218,227	$16,352,222	$13,119,448
ROA (GAAP)	1.15%	1.44%	1.04%	0.98%
Operating ROA (non-GAAP)	1.35%	1.63%	1.33%	1.43%

Average common equity (GAAP)	$2,490,049	$1,847,366	$2,379,834	$1,836,072
ROE (GAAP)	7.86%	10.28%	7.16%	7.03%
Operating ROE (non-GAAP)	9.20%	11.69%	9.12%	10.19%

Noninterest expense (GAAP)	$105,608	$85,140	$212,335	$186,885
Less: Merger-related costs	6,371	8,273	24,493	35,985
Less: Rebranding Costs	4,012	—	4,420	—
Less: Amortization of intangible assets	4,937	3,215	9,154	6,396
Operating noninterest expense (non-GAAP)	$90,288	$73,652	$174,268	$144,504

Net interest income (GAAP)	$138,594	$108,168	$266,141	$211,640
Net interest income (FTE) (non-GAAP)	$141,514	$110,176	$271,809	$215,485
Noninterest income (GAAP)	$30,578	$40,597	$55,515	$60,865

Efficiency ratio (GAAP)	62.43%	57.23%	66.01%	68.58%
Operating efficiency ratio (FTE) (non-GAAP)	52.46%	48.85%	53.24%	52.29%
Operating ROTCE
Operating Net Income (non-GAAP)	$57,089	$53,864	$107,607	$92,739
Plus: Amortization of intangibles, tax effected	3,900	2,540	7,232	5,053
Net Income before amortization of intangibles (non-GAAP)	$60,989	$56,404	$114,839	$97,792

Average tangible common equity (non-GAAP)	$1,475,028	$1,069,886	$1,404,929	$1,059,446
Operating return on average tangible common equity (non-GAAP)	16.58%	21.15%	16.48%	18.61%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of June 30, 2019 and 2018 (dollars in thousands):

	Change In Net Interest Income
	June 30,
	2019		2018
	%	$	%	$
Change in Yield Curve:
+300 basis points	9.79	55,444	11.06	49,875
+200 basis points	6.73	38,104	7.75	34,940
+100 basis points	3.45	19,534	3.97	17,881
Most likely rate scenario	—	—	—	—
-100 basis points	(4.08)	(23,119)	(4.71)	(21,227)
-200 basis points	(7.81)	(44,222)	(9.68)	(43,656)

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

From a net interest income perspective, the Company was less asset sensitive as of June 30, 2019, compared to its position as of June 30, 2018. This shift is in part due to the changing market characteristics of certain deposit products and in part due to various other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended June 30, 2019 and 2018 (dollars in thousands):

	Change In Economic Value of Equity
	June 30,
	2019		2018
	%	$	%	$
Change in Yield Curve:
+300 basis points	(5.60)	(177,771)	(1.41)	(36,962)
+200 basis points	(3.58)	(113,504)	(0.53)	(13,983)
+100 basis points	(1.70)	(53,777)	0.04	917
Most likely rate scenario	—	—	—	—
-100 basis points	(1.51)	(47,943)	(1.83)	(47,883)
-200 basis points	(5.47)	(173,389)	(5.08)	(133,006)

As of June 30, 2019, the Company’s economic value of equity is more sensitive in a rising interest rate environment compared to June 30, 2018 primarily due to higher concentrations of longer duration assets.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There was no change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

During the quarter ended June 30, 2019, the Company issued an aggregate of 21,479 shares of common stock pursuant to the exercise of the Company’s warrants, for aggregate cash consideration of approximately $601,627. Such shares of common stock were issued in reliance upon Section 4(a)(2) of the Securities Act, and/or Rule 506(b) of Regulation D under the Securities Act (“Regulation D”), solely to “accredited investors,” as such term is defined in Rule 501(a) of Regulation D.

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

3.01	Articles of Incorporation of Atlantic Union Bankshares Corporation, as amended April 25, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8K filed on April 29, 2014).

3.02	Amendment to Articles of Incorporation of Atlantic Union Bankshares Corporation, effective May 17, 2019 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8K filed on May 3, 2019).

3.03	Amended and Restated Bylaws of Atlantic Union Bankshares Corporation, effective May 17, 2019 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8K filed on May 3, 2019).

10.01	First Amendment to the Atlantic Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015).

10.02	Form of Atlantic Union Bankshares Corporation Time-Based Restricted Stock Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after May 20, 2019).

10.03	Atlantic Union Bankshares Corporation Executive Severance Plan (as amended and restated effective May 20, 2019).

15.01	Letter regarding unaudited interim financial information.

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended June 30, 2019 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104.00	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline eXtensible Business Reporting Language.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: August 6, 2019	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2019	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)