Form 10-Q
period 2019-09-30
Atlantic Union Bankshares Corp
filed 2019-11-05
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of October 30, 2019 was 80,649,088.

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$218,584	$166,927
Interest-bearing deposits in other banks	370,673	94,056
Federal funds sold	2,663	216
Total cash and cash equivalents	591,920	261,199
Securities available for sale, at fair value	1,918,859	1,774,821
Securities held to maturity, at carrying value	556,579	492,272
Restricted stock, at cost	132,310	124,602
Loans held for sale, at fair value	72,208	—
Loans held for investment, net of deferred fees and costs	12,306,997	9,716,207
Less allowance for loan losses	43,820	41,045
Net loans held for investment	12,263,177	9,675,162
Premises and equipment, net	168,122	146,967
Goodwill	929,815	727,168
Amortizable intangibles, net	78,241	48,685
Bank owned life insurance	320,779	263,034
Other assets	408,162	250,210
Assets of discontinued operations	863	1,479
Total assets	$17,441,035	$13,765,599
LIABILITIES
Noninterest-bearing demand deposits	$3,155,174	$2,094,607
Interest-bearing deposits	9,889,538	7,876,353
Total deposits	13,044,712	9,970,960
Securities sold under agreements to repurchase	67,260	39,197
Other short-term borrowings	344,600	1,048,600
Long-term borrowings	1,137,321	668,481
Other liabilities	321,348	112,093
Liabilities of discontinued operations	763	1,687
Total liabilities	14,916,004	11,841,018
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value; shares authorized of 200,000,000 and 100,000,000 at September 30, 2019 and December 31, 2018, respectively; 81,147,896 and 65,977,149 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	107,330	87,250
Additional paid-in capital	1,831,667	1,380,259
Retained earnings	545,665	467,345
Accumulated other comprehensive income (loss)	40,369	(10,273)
Total stockholders' equity	2,525,031	1,924,581
Total liabilities and stockholders' equity	$17,441,035	$13,765,599

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Interest and dividend income:
Interest and fees on loans	$156,651	$115,817	$459,603	$348,009
Interest on deposits in other banks	1,030	492	2,047	1,815
Interest and dividends on securities:
Taxable	12,625	10,145	39,059	25,229
Nontaxable	8,039	4,909	24,413	13,098
Total interest and dividend income	178,345	131,363	525,122	388,151
Interest expense:
Interest on deposits	30,849	15,928	84,088	40,187
Interest on short-term borrowings	2,200	3,379	14,313	12,794
Interest on long-term borrowings	8,695	6,093	23,978	17,568
Total interest expense	41,744	25,400	122,379	70,549
Net interest income	136,601	105,963	402,743	317,602
Provision for credit losses	9,100	3,340	18,192	9,011
Net interest income after provision for credit losses	127,501	102,623	384,551	308,591
Noninterest income:
Service charges on deposit accounts	7,675	6,483	22,331	18,566
Other service charges and fees	1,513	1,625	4,879	4,137
Interchange fees, net	2,108	4,882	12,765	14,163
Fiduciary and asset management fees	6,082	4,411	16,834	11,507
Mortgage banking income, net	3,374	—	7,614	—
Gains (losses) on securities transactions, net	7,104	97	7,306	222
Bank owned life insurance income	2,062	1,732	6,191	5,126
Loan-related interest rate swap fees, net	5,480	562	10,656	2,178
Gain on Shore Premier sale	—	(933)	—	19,966
Other operating income	12,708	1,028	15,045	4,887
Total noninterest income	48,106	19,887	103,621	80,752
Noninterest expenses:
Salaries and benefits	49,718	39,279	148,116	120,797
Occupancy expenses	7,493	6,551	22,427	18,778
Furniture and equipment expenses	3,719	2,983	10,656	9,024
Printing, postage, and supplies	1,268	1,183	3,763	3,525
Communications expense	1,037	872	3,199	2,976
Technology and data processing	5,787	4,841	17,203	13,722
Professional services	2,681	2,875	8,269	8,101
Marketing and advertising expense	2,600	3,109	7,891	7,834
FDIC assessment premiums and other insurance	381	1,363	5,620	5,430
Other taxes	3,971	2,878	11,779	8,660
Loan-related expenses	2,566	1,939	7,250	5,097
OREO and credit-related expenses	1,005	452	3,162	3,106
Amortization of intangible assets	4,764	3,490	13,919	9,885
Training and other personnel costs	1,618	1,024	4,240	3,155
Merger-related costs	2,435	1,429	26,928	37,414
Rebranding expense	1,133	—	5,553	—
Loss on debt extinguishment	16,397	—	16,397	—
Other expenses	3,114	2,081	7,650	5,730
Total noninterest expenses	111,687	76,349	324,022	263,234
Income from continuing operations before income taxes	63,920	46,161	164,150	126,109
Income tax expense	10,724	7,399	26,330	20,973
Income from continuing operations	$53,196	$38,762	$137,820	$105,136
Discontinued operations:
Income (loss) from operations of discontinued mortgage segment	$56	$(761)	$(173)	$(3,768)
Income tax expense (benefit)	14	(196)	(45)	(795)
Income (loss) on discontinued operations	42	(565)	(128)	(2,973)
Net income	53,238	38,197	137,692	102,163
Basic earnings per common share	$0.65	$0.58	$1.72	$1.55
Diluted earnings per common share	$0.65	$0.58	$1.72	$1.55
Dividends declared per common share	$0.25	$0.23	$0.71	$0.65
Basic weighted average number of common shares outstanding	81,769,193	65,974,702	80,120,725	65,817,668
Diluted weighted average number of common shares outstanding	81,832,868	66,013,152	80,183,113	65,873,202

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$53,238	$38,197	$137,692	$102,163
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	6,025	575	1,970	3,214
Reclassification adjustment for losses included in net income (net of tax, $42 and $60 for the three months and $120 and $205 for the nine months ended September 30, 2019 and 2018, respectively) (1)	158	227	451	770
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $3,287 and $3,007 for the three months and $14,513 and $7,200 for the nine months ended September 30, 2019 and 2018, respectively)	12,364	(11,310)	54,598	(27,087)
Reclassification adjustment for losses (gains) included in net income (net of tax, $1,492 and $20 for the three months and $1,534 and $46 for the nine months ended September 30, 2019 and 2018, respectively) (2)	(5,612)	(77)	(5,772)	(176)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $1 and $1 for the three months and $4 and $107 for the nine months ended September 30, 2019 and 2018, respectively) (3)	(5)	(5)	(15)	(403)
Bank owned life insurance:
Unrealized holding losses arising during the period	(647)	—	(647)	—
Reclassification adjustment for losses included in net income (4)	19	19	57	57
Other comprehensive income (loss)	12,302	(10,571)	50,642	(23,625)
Comprehensive income	$65,540	$27,626	$188,334	$78,538
(1)	The gross amounts reclassified into earnings are reported in the interest income and interest expense sections of the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(2)	The gross amounts reclassified into earnings are reported as "Gains (losses) on securities transactions, net" on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(3)	The gross amounts reclassified into earnings are reported within interest income on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(4)	Reclassifications in earnings are reported in "Salaries and benefits" expense on the Company’s Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2019

(Dollars in thousands, except share and per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2018	$87,250	$1,380,259	$467,345	$(10,273)	$1,924,581
Net Income			35,631		35,631
Other comprehensive income (net of taxes of $5,346)				18,670	18,670
Issuance of common stock in regard to acquisition (15,842,026 shares)	21,070	478,904			499,974
Dividends on common stock ($0.23 per share)			(18,838)		(18,838)
Issuance of common stock under Equity Compensation Plans (6,127 shares)	8	130			138
Issuance of common stock for services rendered (6,085 shares)	8	211			219
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (104,151 shares)	139	(1,786)			(1,647)
Impact of adoption of new guidance(1)			(1,133)		(1,133)
Stock-based compensation expense		1,870			1,870
Balance - March 31, 2019	$108,475	$1,859,588	$483,005	$8,397	$2,459,465
Net Income			48,823		48,823
Other comprehensive income (net of taxes of $5,913)				19,670	19,670
Dividends on common stock ($0.23 per share)			(18,876)		(18,876)
Issuance of common stock under Equity Compensation Plans (36,551 shares)	48	938			986
Issuance of common stock for services rendered (6,192 shares)	8	192			200
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (21,447 shares)	29	(336)			(307)
Stock-based compensation expense		2,334			2,334
Balance - June 30, 2019	$108,560	$1,862,716	$512,952	$28,067	$2,512,295
Net Income			53,238		53,238
Other comprehensive income (net of taxes of $1,836)				12,302	12,302
Dividends on common stock ($0.25 per share)			(20,525)		(20,525)
Stock purchased under stock repurchase plan (969,265 shares)	(1,289)	(33,995)			(35,284)
Issuance of common stock under Equity Compensation Plans (28,253 shares)	38	656			694
Issuance of common stock for services rendered (7,840 shares)	10	269			279
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (8,247 shares)	11	(138)			(127)
Stock-based compensation expense		2,159			2,159
Balance - September 30, 2019	$107,330	$1,831,667	$545,665	$40,369	$2,525,031

(1) Adoption of ASU No. 2016-02, "Leases (Topic 842)" in the first quarter of 2019.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2018

(Dollars in thousands, except share and per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2017	$57,744	$610,001	$379,468	$(884)	$1,046,329
Net Income			16,639		16,639
Other comprehensive income (net of taxes of $3,565)				(11,426)	(11,426)
Issuance of common stock in regard to acquisition (21,922,077 shares)(1)	29,156	765,653			794,809
Dividends on common stock ($0.21 per share)			(13,808)		(13,808)
Issuance of common stock under Equity Compensation Plans (68,495 shares)	91	836			927
Issuance of common stock for services rendered (4,914 shares)	7	177			184
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (69,562 shares)	93	(2,363)			(2,270)
Cancellation of warrants		(1,530)			(1,530)
Stock-based compensation expense		1,223			1,223
Balance- March 31, 2018	$87,091	$1,373,997	$382,299	$(12,310)	$1,831,077
Net Income			47,327		47,327
Other comprehensive income (net of taxes of $617)				(1,628)	(1,628)
Dividends on common stock ($0.21 per share)			(13,841)		(13,841)
Issuance of common stock under Equity Compensation Plans (17,058 shares)	23	416			439
Issuance of common stock for services rendered (5,259 shares)	7	205			212
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (6,664 shares)	8	(136)			(128)
Impact of adoption of new guidance			(293)	(107)	(400)
Stock-based compensation expense		1,812			1,812
Balance- June 30, 2018	$87,129	$1,376,294	$415,492	$(14,045)	$1,864,870
Net Income			38,197		38,197
Other comprehensive income (net of taxes of $2,966)				(10,571)	(10,571)
Dividends on common stock ($0.23 per share)			(15,176)		(15,176)
Issuance of common stock under Equity Compensation Plans (34,477 shares)	46	918			964
Issuance of common stock for services rendered (7,248 shares)	9	292			301
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (5,606 shares)	8	(111)			(103)
Impact of adoption of new guidance					—
Stock-based compensation expense		1,547			1,547
Balance - September 30, 2018	$87,192	$1,378,940	$438,513	$(24,616)	$1,880,029

(1) Includes conversion of Xenith warrants to the Company’s warrants.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Dollars in thousands)	2019	2018
Operating activities (1):
Net income	$137,692	$102,163
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	11,138	10,411
Writedown of foreclosed properties and former bank premises	1,162	1,184
Amortization, net	19,033	9,333
Amortization (accretion) related to acquisitions, net	(5,200)	(6,014)
Provision for credit losses	18,192	8,830
Gains on securities transactions, net	(7,306)	(222)
BOLI income	(6,191)	(5,126)
Decrease (increase) in loans held for sale, net	(50,981)	40,302
Losses (gains) on sales of foreclosed properties and bank premises, net	144	(413)
Losses on debt extinguishment	16,397	—
Gain on sale of Shore Premier loans	—	(19,966)
Goodwill impairment losses	—	864
Stock-based compensation expenses	6,363	4,582
Issuance of common stock for services	698	697
Net decrease (increase) in other assets	(76,118)	(16,270)
Net increase in other liabilities	44,312	16,283
Net cash and cash equivalents provided by (used in) operating activities	109,335	146,638
Investing activities:
Purchases of AFS securities and restricted stock	(312,120)	(926,764)
Purchases of HTM securities	(47,217)	(228,104)
Proceeds from sales of AFS securities and restricted stock	486,925	337,109
Proceeds from maturities, calls and paydowns of AFS securities	176,824	117,813
Proceeds from maturities, calls and paydowns of HTM securities	2,523	—
Proceeds from sale of loans held for investment	—	581,324
Net increase in loans held for investment	(371,260)	(397,725)
Net increase in premises and equipment	(11,547)	(4,334)
Proceeds from sales of foreclosed properties and former bank premises	5,329	3,617
Cash paid in acquisitions	(12)	(14,284)
Cash acquired in acquisitions	46,164	174,515
Net cash and cash equivalents provided by (used in) investing activities	(24,391)	(356,833)
Financing activities:
Net increase in noninterest-bearing deposits	376,160	176,308
Net increase in interest-bearing deposits	471,204	119,095
Net increase (decrease) in short-term borrowings	(896,622)	27,722
Cash paid for contingent consideration	(565)	(565)
Proceeds from issuance of long-term debt	550,000	25,000
Repayments of long-term debt	(160,614)	(10,000)
Cash dividends paid - common stock	(58,239)	(42,825)
Cancellation of warrants	—	(1,530)
Repurchase of common stock	(35,284)	—
Issuance of common stock	1,818	2,330
Vesting of restricted stock, net of shares held for taxes	(2,081)	(2,501)
Net cash and cash equivalents provided by (used in) financing activities	245,777	293,034
Increase (decrease) in cash and cash equivalents	330,721	82,839
Cash and cash equivalents at beginning of the period	261,199	199,373
Cash and cash equivalents at end of the period	$591,920	$282,212

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Dollars in thousands)

	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$118,067	$67,214
Income taxes	20,416	10,830

Supplemental schedule of noncash investing and financing activities
Transfers from loans (foreclosed properties) to foreclosed properties (loans)	1,816	106
Stock received as consideration for sale of loans held for investment	—	28,193
Securities transferred from HTM to AFS	—	187,425
Issuance of common stock in exchange for net assets in acquisitions	499,974	794,809

Transactions related to acquisitions
Assets acquired	2,855,993	3,252,377
Liabilities assumed (2)	2,558,638	2,873,318

(1) Discontinued operations have an immaterial impact to the Company’s Consolidated Statement of Cash Flows. The change in loans held for sale included in the Operating Activities section for the nine months ended September 30, 2018 are fully attributable to discontinued operations.

(2) 2018 includes contingent consideration related to DHFB and OAL acquisitions.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. ACCOUNTING POLICIES

The Company

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (formerly, Union Bankshares Corporation) (Nasdaq: AUB) is the holding company for Atlantic Union Bank (formerly, Union Bank & Trust). Atlantic Union Bank  has 149 branches and approximately 170 ATMs located throughout Virginia and in portions of Maryland and North Carolina. Middleburg Financial is a brand name used by Atlantic Union Bank and certain affiliates when providing trust, wealth management, private banking, and investment advisory products and services. Certain non-bank affiliates of Atlantic Union Bank include: Old Dominion Capital Management, Inc., and its subsidiary Outfitter Advisors, Ltd., Dixon, Hubard, Feinour & Brown, Inc., and Middleburg Investment Services, LLC, which provide investment advisory and/or brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

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

In connection with the transaction, the Company recorded $202.6 million in goodwill and $43.5 million of amortizable intangible assets, which primarily relate to core deposit intangibles. The Company currently estimates that these other intangible assets will be amortized over 5 to 10 years using various methods. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

Affordable Housing Entities

The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing and historic tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the three and nine months ended September 30, 2019, the Company recognized amortization of $624,000 and $1.8 million, respectively, and tax credits of $806,000 and $2.1 million, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. For the three and nine months ended September 30, 2018, the Company recognized amortization of $227,000 and $699,000, respectively, and tax credits of $275,000 and $839,000, respectively. The carrying value of the Company’s investments in these qualified affordable housing projects was $29.9 million and $10.8 million as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, the Company’s recorded liability totaled $12.8 million and $9.9 million, respectively, for the related unfunded commitments, which are expected to be paid throughout the years 2019 - 2033.

Adoption of New Accounting Standards

On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)." The adoption of this standard required lessees to recognize right of use assets and lease liabilities on the Consolidated Balance Sheets and disclose key information about leasing arrangements. The Company adopted this ASU on January 1, 2019 under the modified retrospective approach. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to not reassess the lease classification of existing leases, as well as not reassess whether any expired or existing contracts are or contain a lease; and maintain consistent treatment of initial direct costs on existing leases. In addition, the Company elected the short-term lease exemption practical expedient in which leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets. The Company also elected the practical expedient related to accounting for lease and non-lease components as a single lease component. Adoption of this standard resulted in the Company recording a lease liability of $53.2 million and right of use assets of $48.9 million as of January 1, 2019. Operating leases have been included within other assets and other liabilities on the Company’s Consolidated Balance Sheets. The implementation of this standard resulted in a $1.1 million decrease to Retained Earnings. There was no impact on the Company’s Consolidated Statement of Cash Flows. Refer to Note 6 "Leases" for further discussion regarding the adoption.

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

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. Measurement period adjustments that were made in the third quarter of 2019 include immaterial changes to the fair value of deferred tax assets and other assets. The Company will continue to keep the measurement period open for certain accounts, including loans, real estate, and deferred tax assets, where its review procedures of any updated information related to the transaction are ongoing. If considered necessary, additional adjustments to the fair value measurement of these accounts will be made until all information is finalized, the Company’s review procedures are complete, and the measurement period is closed. The goodwill is not expected to be deductible for tax purposes.

The following table provides a preliminary assessment of the consideration transferred, assets acquired, and liabilities assumed as of the date of the acquisition (dollars in thousands):

Purchase Price:
Fair value of shares of the Company's common stock issued		$499,974
Cash paid for fractional shares		12
Total purchase price		$499,986

Fair value of assets acquired:
Cash and cash equivalents	$46,164
Investments	464,742
Loans	2,173,481
Premises and equipment	28,001
Core deposit intangibles	40,860
Other assets	102,745
Total assets	$2,855,993

Fair value of liabilities assumed:
Deposits	$2,227,073
Short-term borrowings	220,685
Long-term borrowings	70,535
Other liabilities	40,345
Total liabilities	$2,558,638

Net assets acquired		$297,355
Preliminary goodwill		$202,631

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

The following table presents the acquired impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest payments	$44,232
Nonaccretable difference	(6,062)
Cash flows expected to be collected	38,170
Accretable difference	(5,060)
Fair value of loans acquired with a deterioration of credit quality	$33,110

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

The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma for the three		Pro forma for the nine
	months ended		months ended
	September 30,		September 30,
	2019	2018	2019	2018
Total revenues (1)	$184,707	$159,128	$517,016	$500,505
Net income	$54,847	$47,625	$160,635	$130,201
EPS	$0.67	$0.58	$1.99	$1.60
(1)	Includes net interest income and noninterest income.

The revenue and earnings amounts specific to Access since the acquisition date that are included in the consolidated results for 2019 are not readily determinable. The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date.

Merger-related costs associated with the acquisition of Access were $2.0 million and $25.6 for the three and nine months ended September 30, 2019 respectively; there were no merger-related costs associated with the acquisition of Access during the first nine months of 2018. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, and employee severances, which have been expensed as incurred.

3. SECURITIES

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of September 30, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2019
U.S. government and agency securities	$4,475	$15	$—	$4,490
Obligations of states and political subdivisions	411,690	26,935	(12)	438,613
Corporate and other bonds (1)	224,854	5,044	(374)	229,524
Mortgage-backed securities	1,215,263	28,872	(970)	1,243,165
Other securities	3,067	—	—	3,067
Total AFS securities	$1,859,349	$60,866	$(1,356)	$1,918,859

December 31, 2018
Obligations of states and political subdivisions	$466,588	$3,844	$(1,941)	$468,491
Corporate and other bonds (1)	167,561	1,118	(983)	167,696
Mortgage-backed securities	1,138,034	4,452	(12,621)	1,129,865
Other securities	8,769	—	—	8,769
Total AFS securities	$1,780,952	$9,414	$(15,545)	$1,774,821
(1)	Other bonds includes asset-backed securities.

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of September 30, 2019 and December 31, 2018 (dollars in thousands). These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2019
Obligations of states and political subdivisions	$2,296	$(12)	$—	$—	$2,296	$(12)
Corporate bonds and other securities	25,341	(149)	25,306	(225)	50,647	(374)
Mortgage-backed securities	89,649	(390)	74,540	(580)	164,189	(970)
Total AFS securities	$117,286	$(551)	$99,846	$(805)	$217,132	$(1,356)

December 31, 2018
Obligations of states and political subdivisions	$133,513	$(1,566)	$10,145	$(375)	$143,658	$(1,941)
Corporate bonds and other securities	35,478	(315)	33,888	(668)	69,366	(983)
Mortgage-backed securities	306,038	(3,480)	341,400	(9,141)	647,438	(12,621)
Total AFS securities	$475,029	$(5,361)	$385,433	$(10,184)	$860,462	$(15,545)

As of September 30, 2019, there were $99.9 million, or 56 issues, of individual AFS securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $805,000. As of December 31, 2018, there were $385.4 million, or 138 issues, of individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $10.2 million. The Company has determined that these securities were temporarily impaired at September 30, 2019 and December 31, 2018 for the reasons set out below:

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

The following table presents the amortized cost and estimated fair value of AFS securities as of September 30, 2019 and December 31, 2018, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$22,682	$22,805	$22,653	$22,789
Due after one year through five years	161,289	163,908	191,003	188,999
Due after five years through ten years	263,488	269,757	218,211	217,304
Due after ten years	1,411,890	1,462,389	1,349,085	1,345,729
Total AFS securities	$1,859,349	$1,918,859	$1,780,952	$1,774,821

Refer to Note 8 "Commitments and Contingencies" for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of September 30, 2019 and December 31, 2018.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of September 30, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
September 30, 2019
Obligations of states and political subdivisions	$546,515	$51,002	$—	$597,517
Mortgage-backed securities	10,064	135	—	10,199
Total held-to-maturity securities	$556,579	$51,137	$—	$607,716
December 31, 2018
Obligations of states and political subdivisions	$492,272	$7,375	$(146)	$499,501

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s HTM securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of September 30, 2019 and December 31, 2018 (dollars in thousands). These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2019
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—

December 31, 2018
Obligations of states and political subdivisions	$43,206	$(146)	$—	$—	$43,206	$(146)

As of September 30, 2019 there were no unrealized losses for individual HTM securities. As of December 31, 2018 there were no issues of individual HTM securities that had been in a continuous loss position for more than 12 months.

The following table presents the amortized cost and estimated fair value of HTM securities as of September 30, 2019 and December 31, 2018, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$504	$507	$—	$—
Due after one year through five years	8,934	9,165	3,893	3,900
Due after five years through ten years	3,160	3,247	3,480	3,507
Due after ten years	543,981	594,797	484,899	492,094
Total HTM securities	$556,579	$607,716	$492,272	$499,501

Refer to Note 8 "Commitments and Contingencies" for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of September 30, 2019 and December 31, 2018.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At September 30, 2019 and December 31, 2018, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of the Bank’s outstanding capital at both September 30, 2019 and December 31, 2018. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $67.0 million and $52.6 million for September 30, 2019 and December 31, 2018 and FHLB stock in the amount of $65.4 million and $72.0 million as of September 30, 2019 and December 31, 2018, respectively.

Other-Than-Temporary-Impairment

During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the three and nine months ended September 30, 2019, and in accordance with accounting guidance, no OTTI was recognized.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and nine months ended September 30, 2019 and 2018 (dollars in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Realized gains (losses):
Gross realized gains	$7,104	$9,161
Gross realized losses	—	(1,855)
Net realized gains	$7,104	$7,306

Proceeds from sales of securities	$98,975	$486,925

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Realized gains (losses):
Gross realized gains	$97	$2,890
Gross realized losses	—	(2,668)
Net realized gains	$97	$222

Proceeds from sales of securities	$27,593	$337,109

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Construction and Land Development	$1,201,149	$1,194,821
Commercial Real Estate - Owner Occupied	1,979,052	1,337,345
Commercial Real Estate - Non-Owner Occupied	3,198,580	2,467,410
Multifamily Real Estate	659,946	548,231
Commercial & Industrial	2,058,133	1,317,135
Residential 1-4 Family - Commercial	721,185	640,419
Residential 1-4 Family - Consumer	913,245	673,909
Auto	328,456	301,943
HELOC	660,963	613,383
Consumer	386,848	379,694
Other Commercial	199,440	241,917
Total loans held for investment, net (1)	$12,306,997	$9,716,207
(1)	Loans, as presented, are net of deferred fees and costs totaling $8.1 million and $5.1 million as of September 30, 2019 and December 31, 2018, respectively.

The following table shows the aging of the Company’s loan portfolio, by segment, at September 30, 2019 (dollars in thousands):

			Greater than
	30-59 Days	60-89 Days	90 Days and
	Past Due	Past Due	still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$1,062	$351	$171	$8,387	$7,785	$1,183,393	$1,201,149
Commercial Real Estate - Owner Occupied	4,977	—	2,571	27,817	5,684	1,938,003	1,979,052
Commercial Real Estate - Non-Owner Occupied	5,757	1,878	36	17,285	381	3,173,243	3,198,580
Multifamily Real Estate	107	164	1,212	93	—	658,370	659,946
Commercial & Industrial	2,079	1,946	265	3,262	1,585	2,048,996	2,058,133
Residential 1-4 Family - Commercial	1,842	3,081	916	12,237	3,879	699,230	721,185
Residential 1-4 Family - Consumer	1,527	5,182	3,815	14,977	8,292	879,452	913,245
Auto	1,787	407	183	7	604	325,468	328,456
HELOC	4,965	1,747	1,674	4,275	1,641	646,661	660,963
Consumer	2,000	1,666	1,163	682	84	381,253	386,848
Other Commercial	579	9	30	713	97	198,012	199,440
Total loans held for investment	$26,682	$16,431	$12,036	$89,735	$30,032	$12,132,081	$12,306,997

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2018 (dollars in thousands):

			Greater than
	30-59 Days	60-89 Days	90 Days and
	Past Due	Past Due	still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$759	$6	$180	$8,654	$8,018	$1,177,204	$1,194,821
Commercial Real Estate - Owner Occupied	8,755	1,142	3,193	25,644	3,636	1,294,975	1,337,345
Commercial Real Estate - Non-Owner Occupied	338	41	—	17,335	1,789	2,447,907	2,467,410
Multifamily Real Estate	—	146	—	88	—	547,997	548,231
Commercial & Industrial	3,353	389	132	2,156	1,524	1,309,581	1,317,135
Residential 1-4 Family - Commercial	6,619	1,577	1,409	13,601	2,481	614,732	640,419
Residential 1-4 Family - Consumer	12,049	5,143	2,437	16,872	7,276	630,132	673,909
Auto	3,320	403	195	7	576	297,442	301,943
HELOC	4,611	1,644	440	5,115	1,518	600,055	613,383
Consumer	1,504	1,096	870	32	135	376,057	379,694
Other Commercial	126	—	—	717	—	241,074	241,917
Total loans held for investment	$41,434	$11,587	$8,856	$90,221	$26,953	$9,537,156	$9,716,207

The following table shows the PCI loan portfolios, by segment and their delinquency status, at September 30, 2019 (dollars in thousands):

	30-89 Days	Greater than
	Past Due	90 Days	Current	Total
Construction and Land Development	$126	$399	$7,862	$8,387
Commercial Real Estate - Owner Occupied	526	3,262	24,029	27,817
Commercial Real Estate - Non-Owner Occupied	137	980	16,168	17,285
Multifamily Real Estate	—	—	93	93
Commercial & Industrial	—	1,043	2,219	3,262
Residential 1-4 Family - Commercial	421	479	11,337	12,237
Residential 1-4 Family - Consumer	844	1,912	12,221	14,977
Auto	—	—	7	7
HELOC	208	287	3,780	4,275
Consumer	4	15	663	682
Other Commercial	—	—	713	713
Total	$2,266	$8,377	$79,092	$89,735

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2018 (dollars in thousands):

	30-89 Days	Greater than
	Past Due	90 Days	Current	Total
Construction and Land Development	$108	$1,424	$7,122	$8,654
Commercial Real Estate - Owner Occupied	658	4,281	20,705	25,644
Commercial Real Estate - Non-Owner Occupied	61	1,810	15,464	17,335
Multifamily Real Estate	—	—	88	88
Commercial & Industrial	47	1,092	1,017	2,156
Residential 1-4 Family - Commercial	871	3,454	9,276	13,601
Residential 1-4 Family - Consumer	1,959	2,422	12,491	16,872
Auto	—	—	7	7
HELOC	498	252	4,365	5,115
Consumer	5	9	18	32
Other Commercial	57	—	660	717
Total	$4,264	$14,744	$71,213	$90,221

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans, by segment at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans without a specific allowance
Construction and Land Development	$9,776	$14,131	$—	$10,290	$12,038	$—
Commercial Real Estate - Owner Occupied	9,362	9,966	—	8,386	9,067	—
Commercial Real Estate - Non-Owner Occupied	2,028	2,578	—	6,578	6,929	—
Multifamily Real Estate	1,212	1,212	—	—	—	—
Commercial & Industrial	2,205	2,221	—	3,059	3,251	—
Residential 1-4 Family - Commercial	4,330	4,598	—	3,378	3,439	—
Residential 1-4 Family - Consumer	9,432	10,006	—	9,642	10,317	—
HELOC	864	867	—	1,150	1,269	—
Consumer	—	—	—	30	102	—
Other Commercial	—	—	—	478	478	—
Total impaired loans without a specific allowance	$39,209	$45,579	$—	$42,991	$46,890	$—
Loans with a specific allowance
Construction and Land Development	$829	$868	$78	$372	$491	$63
Commercial Real Estate - Owner Occupied	3,570	3,685	234	4,304	4,437	359
Commercial Real Estate - Non-Owner Occupied	336	384	3	391	391	1
Commercial & Industrial	1,783	1,810	866	1,183	1,442	752
Residential 1-4 Family - Commercial	1,763	1,807	170	2,120	2,152	89
Residential 1-4 Family - Consumer	10,047	10,631	805	6,389	6,645	470
Auto	605	905	239	576	830	231
HELOC	1,177	1,312	262	724	807	188
Consumer	180	345	50	178	467	64
Other Commercial	565	569	27	—	—	—
Total impaired loans with a specific allowance	$20,855	$22,316	$2,734	$16,237	$17,662	$2,217
Total impaired loans	$60,064	$67,895	$2,734	$59,228	$64,552	$2,217

The following tables show the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans, by segment for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
		Interest		Interest
	Average	Income	Average	Income
	Investment	Recognized	Investment	Recognized
Construction and Land Development	$13,581	$40	$13,601	$351
Commercial Real Estate - Owner Occupied	13,301	85	13,436	339
Commercial Real Estate - Non-Owner Occupied	2,748	26	3,543	82
Multifamily Real Estate	1,217	15	1,234	46
Commercial & Industrial	3,986	41	4,046	129
Residential 1-4 Family - Commercial	6,334	41	6,521	125
Residential 1-4 Family - Consumer	19,802	75	20,007	264
Auto	691	—	781	9
HELOC	2,125	5	2,242	31
Consumer	184	2	192	5
Other Commercial	570	7	579	21
Total impaired loans	$64,539	$337	$66,182	$1,402

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
		Interest		Interest
	Average	Income	Average	Income
	Investment	Recognized	Investment	Recognized
Construction and Land Development	$12,481	$63	$12,083	$203
Commercial Real Estate - Owner Occupied	11,873	102	11,966	322
Commercial Real Estate - Non-Owner Occupied	6,932	57	7,141	175
Commercial & Industrial	2,607	15	2,713	57
Residential 1-4 Family - Commercial	4,233	29	4,322	105
Residential 1-4 Family - Consumer	16,570	48	16,693	162
Auto	609	—	685	12
HELOC	1,800	4	1,871	14
Consumer	180	—	218	—
Other Commercial	509	7	538	22
Total impaired loans	$57,794	$325	$58,230	$1,072

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the three and nine months ended September 30, 2019, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by segment, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019			December 31, 2018
	No. of	Recorded	Outstanding	No. of	Recorded	Outstanding
	Loans	Investment	Commitment	Loans	Investment	Commitment
Performing
Construction and Land Development	4	$1,130	$—	5	$2,496	$—
Commercial Real Estate - Owner Occupied	6	2,228	—	8	2,783	—
Commercial Real Estate - Non-Owner Occupied	1	1,089	—	4	4,438	—
Commercial & Industrial	5	1,123	—	4	978	—
Residential 1-4 Family - Commercial	5	293	—	8	1,075	—
Residential 1-4 Family - Consumer	64	8,738	—	52	6,882	—
HELOC	2	56	—	2	58	—
Consumer	4	31	—	1	13	—
Other Commercial	1	468	—	1	478	—
Total performing	92	$15,156	$—	85	$19,201	$—
Nonperforming
Construction and Land Development	—	$—	$—	2	$3,474	$—
Commercial Real Estate - Owner Occupied	2	180	—	2	198	—
Commercial & Industrial	1	56	—	6	461	—
Residential 1-4 Family - Commercial	—	—	—	1	60	—
Residential 1-4 Family - Consumer	18	3,288	—	15	3,135	—
HELOC	2	58	—	2	62	—
Consumer	—	—	—	1	7	—
Total nonperforming	23	$3,582	$—	29	$7,397	$—
Total performing and nonperforming	115	$18,738	$—	114	$26,598	$—

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three and nine months ended September 30, 2019 and 2018, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by segment and modification type, TDRs that occurred during the three and nine months ended September 30, 2019 (dollars in thousands):

	All Restructurings
	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—	—	$—

Term modification, at a market rate
Commercial & Industrial	1	$376	1	$376
Residential 1-4 Family - Commercial	—	—	1	73
Residential 1-4 Family - Consumer	1	461	4	761
Consumer	2	18	3	26
Total loan term extended at a market rate	4	$855	9	$1,236

Term modification, below market rate
Construction and Land Development	2	$164	2	$164
Residential 1-4 Family - Consumer	5	883	17	2,211
Consumer	—	—	1	5
Total loan term extended at a below market rate	7	$1,047	20	$2,380

Total	11	$1,902	29	$3,616

The following table shows, by segment and modification type, TDRs that occurred during the three and nine months ended September 30, 2018 (dollars in thousands):

	All Restructurings
	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—	—	$—

Term modification, at a market rate
Construction and Land Development	2	$3,545	4	$4,809
Commercial Real Estate - Owner Occupied	—	—	5	1,371
Commercial Real Estate - Non-Owner Occupied	1	1,089	1	1,089
Commercial & Industrial	2	278	3	339
Residential 1-4 Family - Commercial	—	—	1	71
Residential 1-4 Family - Consumer	—	—	6	759
Consumer	1	14	1	14
Total loan term extended at a market rate	6	$4,926	21	$8,452

Term modification, below market rate
Commercial Real Estate - Non-Owner Occupied	1	$2,782	1	$2,782
Residential 1-4 Family - Consumer	9	1,598	16	2,612
HELOC	2	46	2	46
Total loan term extended at a below market rate	12	$4,426	19	$5,440

Total	18	$9,352	40	$13,892

The following tables show the ALL activity by segment for the nine months ended September 30, 2019 and 2018. The tables below include the provision for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Nine Months Ended September 30, 2019
	Allowance for loan losses
	Balance,	Recoveries	Loans	Provision	Balance,
	beginning of	credited to	charged	charged to	end of
	the year	allowance	off	operations	period
Construction and Land Development	$6,803	$269	$(4,028)	$2,863	$5,907
Commercial Real Estate - Owner Occupied	4,023	118	(483)	361	4,019
Commercial Real Estate - Non-Owner Occupied	8,865	95	(270)	996	9,686
Multifamily Real Estate	649	85	—	46	780
Commercial & Industrial	7,636	936	(2,162)	2,739	9,149
Residential 1-4 Family - Commercial	1,692	244	(397)	50	1,589
Residential 1-4 Family - Consumer	1,492	256	(108)	158	1,798
Auto	1,443	452	(957)	614	1,552
HELOC	1,297	589	(570)	(179)	1,137
Consumer and all other(1)	7,145	1,896	(12,215)	11,377	8,203
Total	$41,045	$4,940	$(21,190)	$19,025	$43,820

(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	Nine Months Ended September 30, 2018
	Allowance for loan losses
	Balance,	Recoveries	Loans	Provision	Balance,
	beginning of	credited to	charged	charged to	end of
	the year	allowance	off	operations	period
Construction and Land Development	$9,709	$400	$(703)	$(1,218)	$8,188
Commercial Real Estate - Owner Occupied	2,931	488	(174)	(300)	2,945
Commercial Real Estate - Non-Owner Occupied	7,544	82	(94)	806	8,338
Multifamily Real Estate	1,092	5	—	525	1,622
Commercial & Industrial	4,552	413	(692)	2,429	6,702
Residential 1-4 Family - Commercial	4,437	306	(137)	(2,512)	2,094
Residential 1-4 Family - Consumer	1,524	235	(640)	770	1,889
Auto	975	365	(759)	760	1,341
HELOC	1,360	554	(488)	(70)	1,356
Consumer and all other(1)	4,084	1,234	(6,412)	7,913	6,819
Total	$38,208	$4,082	$(10,099)	$9,103	$41,294

(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the loan and ALL balances based on impairment methodology by segment as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	Loans individually		Loans collectively		Loans acquired with
	evaluated for		evaluated for		deteriorated credit
	impairment		impairment		quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$10,605	$78	$1,182,157	$5,829	$8,387	$—	$1,201,149	$5,907
Commercial Real Estate - Owner Occupied	12,932	234	1,938,303	3,785	27,817	—	1,979,052	4,019
Commercial Real Estate - Non-Owner Occupied	2,364	3	3,178,931	9,683	17,285	—	3,198,580	9,686
Multifamily Real Estate	1,212	—	658,641	780	93	—	659,946	780
Commercial & Industrial	3,988	866	2,050,883	8,066	3,262	217	2,058,133	9,149
Residential 1-4 Family - Commercial	6,093	170	702,855	1,419	12,237	—	721,185	1,589
Residential 1-4 Family - Consumer	19,479	805	878,789	993	14,977	—	913,245	1,798
Auto	605	239	327,844	1,313	7	—	328,456	1,552
HELOC	2,041	262	654,647	875	4,275	—	660,963	1,137
Consumer and all other(1)	745	77	584,148	8,126	1,395	—	586,288	8,203
Total loans held for investment, net	$60,064	$2,734	$12,157,198	$40,869	$89,735	$217	$12,306,997	$43,820

(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	December 31, 2018
	Loans individually		Loans collectively		Loans acquired with
	evaluated for		evaluated for		deteriorated credit
	impairment		impairment		quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$10,662	$63	$1,175,505	$6,740	$8,654	$—	$1,194,821	$6,803
Commercial Real Estate - Owner Occupied	12,690	359	1,299,011	3,664	25,644	—	1,337,345	4,023
Commercial Real Estate - Non-Owner Occupied	6,969	1	2,443,106	8,864	17,335	—	2,467,410	8,865
Multifamily Real Estate	—	—	548,143	649	88	—	548,231	649
Commercial & Industrial	4,242	752	1,310,737	6,884	2,156	—	1,317,135	7,636
Residential 1-4 Family - Commercial	5,498	89	621,320	1,603	13,601	—	640,419	1,692
Residential 1-4 Family - Consumer	16,031	470	641,006	1,022	16,872	—	673,909	1,492
Auto	576	231	301,360	1,212	7	—	301,943	1,443
HELOC	1,874	188	606,394	1,109	5,115	—	613,383	1,297
Consumer and all other(1)	686	64	620,176	7,081	749	—	621,611	7,145
Total loans held for investment, net	$59,228	$2,217	$9,566,758	$38,828	$90,221	$—	$9,716,207	$41,045

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

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of September 30, 2019 (dollars in thousands):

	Pass	Watch & Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,148,732	$33,136	$10,894	$—	$1,192,762
Commercial Real Estate - Owner Occupied	1,850,909	78,451	21,730	145	1,951,235
Commercial Real Estate - Non-Owner Occupied	3,124,018	54,884	2,297	96	3,181,295
Multifamily Real Estate	645,193	13,448	1,212	—	659,853
Commercial & Industrial	1,949,546	99,337	5,988	—	2,054,871
Residential 1-4 Family - Commercial	679,023	22,772	7,153	—	708,948
Residential 1-4 Family - Consumer	871,391	4,584	22,293	—	898,268
Auto	324,396	1,990	2,063	—	328,449
HELOC	644,019	6,529	6,140	—	656,688
Consumer	384,744	1,182	240	—	386,166
Other Commercial	196,511	2,057	159	—	198,727
Total	$11,818,482	$318,370	$80,169	$241	$12,217,262

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of December 31, 2018 (dollars in thousands):

	Pass	Watch & Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,130,577	$43,894	$11,696	$—	$1,186,167
Commercial Real Estate - Owner Occupied	1,231,422	50,939	29,340	—	1,311,701
Commercial Real Estate - Non-Owner Occupied	2,425,500	17,648	6,927	—	2,450,075
Multifamily Real Estate	537,572	10,571	—	—	548,143
Commercial & Industrial	1,273,549	34,864	6,566	—	1,314,979
Residential 1-4 Family - Commercial	606,955	14,876	4,987	—	626,818
Residential 1-4 Family - Consumer	624,346	17,065	15,626	—	657,037
Auto	296,907	3,590	1,439	—	301,936
HELOC	598,444	6,316	3,508	—	608,268
Consumer	378,873	547	242	—	379,662
Other Commercial	239,857	864	479	—	241,200
Total	$9,344,002	$201,174	$80,810	$—	$9,625,986

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of September 30, 2019 (dollars in thousands):

	Pass	Watch & Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,233	$3,993	$3,161	$—	$8,387
Commercial Real Estate - Owner Occupied	8,273	10,845	8,699	—	27,817
Commercial Real Estate - Non-Owner Occupied	3,855	9,533	3,897	—	17,285
Multifamily Real Estate	—	93	—	—	93
Commercial & Industrial	115	57	3,090	—	3,262
Residential 1-4 Family - Commercial	6,490	2,780	2,967	—	12,237
Residential 1-4 Family - Consumer	10,074	233	4,670	—	14,977
Auto	3	—	4	—	7
HELOC	3,092	607	576	—	4,275
Consumer	660	4	18	—	682
Other Commercial	122	591	—	—	713
Total	$33,917	$28,736	$27,082	$—	$89,735

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of December 31, 2018 (dollars in thousands):

	Pass	Watch & Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,835	$1,308	$5,511	$—	$8,654
Commercial Real Estate - Owner Occupied	8,347	6,685	10,612	—	25,644
Commercial Real Estate - Non-Owner Occupied	4,789	7,992	4,554	—	17,335
Multifamily Real Estate	—	88	—	—	88
Commercial & Industrial	762	134	1,260	—	2,156
Residential 1-4 Family - Commercial	6,476	2,771	4,354	—	13,601
Residential 1-4 Family - Consumer	9,930	1,030	5,912	—	16,872
Auto	7	—	—	—	7
HELOC	3,438	1,031	646	—	5,115
Consumer	17	—	15	—	32
Other Commercial	57	660	—	—	717
Total	$35,658	$21,699	$32,864	$—	$90,221

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$31,201	$14,563
Additions	2,432	12,225
Accretion	(9,830)	(6,666)
Reclass of nonaccretable difference due to improvement in expected cash flows	1,372	360
Measurement period adjustment	2,629	2,981
Other, net (1)	5,083	1,845
Balance at end of period	$32,887	$25,308
(1)	This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, totaled $89.7 million at September 30, 2019 and $90.2 million at December 31, 2018. The outstanding balance of the Company’s PCI loan portfolio totaled $113.8 million at September 30, 2019 and $113.5 million at December 31, 2018. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $3.3 billion at September 30, 2019 and $2.0 billion at December 31, 2018; the remaining discount on these loans totaled $54.1 million at September 30, 2019 and $30.3 million at December 31, 2018.

5. INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangibles are being amortized over the period of expected benefit, which ranges from 5 to 10 years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 10 years, using various methods. Refer to Note 2 "Acquisitions" for further information regarding intangible assets.

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

Amortization expense of intangibles for the three and nine months ended September 30, 2019 totaled $4.8 million and $13.9 million, respectively; and for the three and nine months ended September 30, 2018 totaled $3.5 million and $9.9 million, respectively.

As of September 30, 2019, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining three months of 2019	$4,573
2020	16,483
2021	13,874
2022	11,490
2023	9,687
Thereafter	22,134
Total estimated amortization expense	$78,241

6. LEASES

The Company leases branch locations, office space, land, and equipment. The Company determines if an arrangement is a lease at inception. As of September 30, 2019, all leases have been classified as operating leases with approximately 160 non-cancellable operating leases where the Company is the lessee. The Company does not have any material arrangements where the Company is the lessor or in a sublease contract.

Leases where the Company is a lessee are primarily for real estate leases with remaining lease terms of up to 30 years. The Company’s real estate lease agreements do not contain residual value guarantees and most agreements do not contain restrictive covenants. At September 30, 2019, the total ROU Asset was $57.0 million and total operating lease liabilities were $68.8 million. Total operating lease expenses for the three and nine months ended September 30, 2019 were $2.9 million and $8.9 million, respectively.

Operating leases have been reported on the Company’s Consolidated Balance Sheets as an operating ROU Asset within Other Assets and an operating lease liability within Other Liabilities. The ROU Asset represents the Company’s right to use an underlying asset over the course of the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments, discounted using the incremental borrowing rate. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating ROU Asset is recognized at commencement date based on the initial measurement of the lease liability, any lease payments made excluding lease incentives, and any initial direct costs incurred.

Total lease expenses are recorded in Occupancy Expense within noninterest expense on the Company’s Consolidated Statement of Income. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Most of the Company’s leases include one or more options to renew, however, the Company is not reasonably certain to exercise those options and therefore does not include the renewal options in the measurement of the ROU Asset and lease liabilities

As of September 30, 2019, the Company had no material operating leases that have not yet commenced that create significant rights and obligations, and no sales leaseback transactions.

Maturities of operating lease liabilities as of September 30, 2019 are as follows for the years ending (dollars in thousands):

For the remaining three months of 2019	$3,335
2020	12,392
2021	10,713
2022	9,934
2023	9,022
2024	7,741
Thereafter	19,588
Total future lease payments	72,725
Less: Interest	3,917
Present value of lease liabilities	$68,808

Other lease information is as follows (dollars in thousands):

September 30, 2019
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	8.56
Weighted-average discount rate (1)	2.78%
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Operating Leases	$10,327
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,979
(1)	An incremental borrowing rate is used based on information available at commencement date of lease.

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

Total short-term borrowings consist of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Securities sold under agreements to repurchase	$67,260	$39,197
Federal Funds Purchased	—	—
FHLB Advances	344,600	1,043,600
Other short-term borrowings	—	5,000
Total short-term borrowings	$411,860	$1,087,797

Maximum month-end outstanding balance	$509,949	$1,087,797
Average outstanding balance during the period	804,644	968,014
Average interest rate (during the period)	2.38%	1.91%
Average interest rate at end of period	1.97%	2.43%

The Bank maintains federal funds lines with several correspondent banks, the remaining available balance of which was $647.0 million and $382.0 million at September 30, 2019 and December 31, 2018, respectively. The Company maintains an alternate line of credit at a correspondent bank, the available balance of which was $25.0 million at both September 30, 2019 and December 31, 2018. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with such covenants as of September 30, 2019. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $5.1 billion and $4.0 billion at September 30, 2019 and December 31, 2018, respectively.

Long-term Borrowings

In connection with several previous bank acquisitions, the Company issued and acquired trust preferred capital notes of $58.5 million and $87.0 million, respectively. Most recently, in connection with the acquisition of Access on February 1, 2019, the Company acquired additional trust preferred capital notes totaling $5.0 million. The remaining fair value discount on all acquired trust preferred capital notes was $15.1 million at September 30, 2019.

The trust preferred capital notes currently qualify for Tier 2 capital of the Company for regulatory purposes. Trust preferred capital notes consist of the following as of September 30, 2019:

	Trust
	Preferred
	Capital		Spread to
	Securities (1)	Investment (1)	3-Month LIBOR	Rate (2)	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	4.84%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	3.49%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	4.82%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	5.19%	6/26/2033
Gateway Capital Statutory Trust I	8,000,000	248,000	3.10%	5.19%	9/17/2033
Gateway Capital Statutory Trust II	7,000,000	217,000	2.65%	4.74%	6/17/2034
Gateway Capital Statutory Trust III	15,000,000	464,000	1.50%	3.59%	5/30/2036
Gateway Capital Statutory Trust IV	25,000,000	774,000	1.55%	3.64%	7/30/2037
MFC Capital Trust II	5,000,000	155,000	2.85%	4.94%	1/23/2034
Total	$150,500,000	$4,659,000
(1)	The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.
(2)	Rate as of September 30, 2019.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with an initial fixed interest rate of 5.00% through December 15, 2021. The interest rate then changes to a floating rate of LIBOR plus 3.175% through its maturity date on December 15, 2026. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired $8.5 million of subordinated notes with a fair value premium of $259,000, which was $77,000 at September 30, 2019. The acquired subordinated notes have a fixed interest rate of 6.75% and a maturity date of June 30, 2025. At September 30, 2019 and December 31, 2018, the contractual principal reported for subordinated notes was $158.5 million; remaining issuance discount as of September 30, 2019 and December 31, 2018 is $1.4 million and $1.6 million, respectively. The subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with the acquired subordinated notes and is considered to be in compliance with these covenants as of September 30, 2019.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances. On August 29, 2019, the Company repaid the floating rate FHLB advances. In connection with this repayment, the remaining unamortized prepayment penalty of $7.4 million was immediately recognized as a component of noninterest expense.

As of September 30, 2019, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

	Spread to
	3-Month	Interest
Long-term Type	LIBOR	Rate (1)	Maturity Date	Advance Amount
Convertible Flipper	(0.75)%	1.34%	8/17/2029	$50,000
Convertible Flipper	(0.50)%	1.59%	5/15/2024	200,000
Convertible Flipper	(0.75)%	1.34%	5/22/2029	150,000
Convertible Flipper	(0.75)%	1.34%	5/30/2029	50,000
Convertible Flipper	(0.75)%	1.34%	6/21/2029	100,000
Fixed Rate Convertible	-	1.78%	10/26/2028	200,000
Fixed Rate Hybrid	-	2.37%	10/10/2019	25,000
Fixed Rate Hybrid	-	1.58%	5/18/2020	20,000
Fixed Rate Hybrid	-	2.65%	10/24/2019	25,000
Fixed Rate Credit	-	1.54%	10/2/2020	10,000
Fixed Rate Credit	-	1.32%	10/2/2019	10,000
				$840,000
(1)	Interest rates calculated using non-rounded numbers.

As of December 31, 2018, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

	Spread to
	3-Month	Interest
Long-term Type	LIBOR	Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	3.25%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	3.26%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	3.26%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	3.26%	11/23/2022	10,000
Fixed Rate Convertible	-	1.78%	10/26/2028	200,000
Fixed Rate Hybrid	-	2.37%	10/10/2019	25,000
Fixed Rate Hybrid	-	1.58%	5/18/2020	20,000
				$385,000
(1)	Interest rates calculated using non-rounded numbers.

For information on the carrying value of loans and securities pledged as collateral on FHLB advances as of September 30, 2019 and December 31, 2018, refer to Note 8 "Commitments and Contingencies."

As of September 30, 2019, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Fair Value
	Capital	Subordinated	FHLB	Premium	Total Long-term
	Notes	Debt	Advances	(Discount) (1)	Borrowings
For the remaining three months of 2019	$—	$—	$60,000	$(174)	$59,826
2020	—	—	30,000	(834)	29,166
2021	—	—	—	(1,008)	(1,008)
2022	—	—	—	(1,030)	(1,030)
2023	—	—	—	(1,053)	(1,053)
Thereafter	155,159	158,500	750,000	(12,239)	1,051,420
Total long-term borrowings	$155,159	$158,500	$840,000	$(16,338)	$1,137,321
(1)	Includes discount on issued subordinated notes.

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

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized on the Company’s Consolidated Balance Sheets. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss rates, current economic conditions, risk ratings, and past due status among other factors in the consideration of whether credit losses are inherent in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve that includes balances relating to mortgage loans previously sold based on historical statistics and loss rates. As of September 30, 2019 and December 31, 2018, the Company’s reserves for off-balance sheet credit risk and indemnification were $2.8 million and $1.4 million, respectively. Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The following table presents the balances of commitments and contingencies (dollars in thousands):

	September 30, 2019	December 31, 2018
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$4,143,637	$3,167,085
Standby letters of credit	199,928	167,597
Total commitments with off-balance sheet risk	$4,343,565	$3,334,682

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the period ended September 30, 2019, the aggregate amount of daily average required reserves was approximately $5.5 million and was satisfied by deposits maintained with the Federal Reserve Bank.

As of September 30, 2019, the Company had approximately $243.7 million in deposits in other financial institutions, of which $133.7 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $107.5 million in deposits in other financial institutions that were uninsured at September 30, 2019. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. Refer to Note 9 “Derivatives” for additional information.

As part of the Company’s liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at September 30, 2019 and December 31, 2018 (dollars in thousands):

	Pledged Assets as of September 30, 2019
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$474,155	$291,865	$—	$766,020
Repurchase agreements	—	81,419	7,633	—	89,052
FHLB advances	—	65,329	—	3,828,487	3,893,816
Derivatives	133,679	1,433	—	—	135,112
Fed Funds	—	—	—	263,604	263,604
Other purposes	—	126,213	10,772	—	136,985
Total pledged assets	$133,679	$748,549	$310,270	$4,092,091	$5,284,589

(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2018
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$293,169	$7,407	$—	$300,576
Repurchase agreements	—	55,269	—	—	55,269
FHLB advances	—	488	—	3,337,289	3,337,777
Derivatives	13,509	1,938	—	—	15,447
Other purposes	—	23,217	—	—	23,217
Total pledged assets	$13,509	$374,081	$7,407	$3,337,289	$3,732,286

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

Cash Flow Hedges

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate financial instruments. The Company uses interest rate swap agreements as part of its hedging strategy by exchanging a notional amount, equal to the principal amount of the borrowings or commercial loans, for fixed-rate interest based on benchmarked interest rates. The original terms and conditions of the interest rate swaps vary and range in length with a maximum hedging time through January 2021. Amounts receivable or payable are recognized as accrued under the terms of the agreements.

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

During the quarter ended September 30, 2019, the Company terminated four interest rate swaps designated as cash flow hedges prior to their respective maturity dates. The net amount of losses reclassified into earnings totaled $9.0 million for the quarter ended September 30, 2019. This loss is immediately recognized into earnings as the forecasted transaction will not occur.

Fair Value Hedge

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. For the periods ended September 30, 2019 and December 31, 2018, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $84.1 million and $87.6 million, respectively, and the fair value of the related hedged items was an unrealized loss of $3.3 million and $1.6 million, respectively.

AFS Securities: The Company has entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate available for sale securities. For the periods ended September 30, 2019 and December 31, 2018, the aggregate notional amount of the related hedged items of the available for sale securities totaled $50 million and the fair value of the related hedged items was an unrealized loss of $5.2 million and $1.4 million, respectively.

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

Mortgage Banking Derivatives

During the normal course of business, the Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). The Company commits to deliver the loan if settlement occurs ("best efforts") or commits to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of MBS. Rate lock commitments on mortgage loans that are intended to be sold in the secondary market and commitments to deliver loans to investors are considered to be derivatives. The Company uses these derivatives as part of an overall strategy to manage market risk primarily due to fluctuations in interest rates, and to capture improved margins resulting from the mandatory delivery of loans. Mortgage banking derivatives as of September 30, 2019 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The following table summarizes key elements of the Company’s derivative instruments as of September 30, 2019 and December 31, 2018, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	September 30, 2019			December 31, 2018
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$100,000	$—	$1,323	$152,500	$—	$4,786
Fair value hedges	134,175	—	8,527	137,596	1,872	1,684
Derivatives not designated as accounting hedges:
Loan Swaps :
Pay fixed - receive floating interest rate swaps	1,392,662	105	74,317	878,446	10,120	9,306
Pay floating - receive fixed interest rate swaps	1,392,662	74,317	105	878,446	9,306	10,120

(1)	Notional amounts are not recorded on the Company’s Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.
(2)	Balances represent fair value of derivative financial instruments.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$213,177	$5,236	$224,241	$1,399
Loans	84,175	3,285	87,596	(1,572)

(1)	These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. For the periods ended September 30, 2019 and December 31, 2018, the amortized cost basis of this portfolio was $213 million and $224 million, respectively and the cumulative basis adjustment associated with this hedge was $5.2 million and $1.4 million, respectively. The amount of the designated hedged item was $50 million.
(2)	Carrying value represents amortized cost.

10. STOCKHOLDERS’ EQUITY

Serial Preferred Stock

The Company has the authority to issue up to 500,000 shares of serial preferred stock with a par value of $10.00 per share. As of September 30, 2019 and December 31, 2018, the Company had no shares issued or outstanding.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - June 30, 2019	$36,125	$85	$(7,155)	$(988)	$28,067
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	12,364	—	6,025	(647)	17,742
Amounts reclassified from AOCI into earnings	(5,612)	(5)	158	19	(5,440)
Net current period other comprehensive income (loss)	6,752	(5)	6,183	(628)	12,302
Balance - September 30, 2019	$42,877	$80	$(972)	$(1,616)	$40,369

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - December 31, 2018	$(5,949)	$95	$(3,393)	$(1,026)	$(10,273)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	54,598	—	1,970	(647)	55,921
Amounts reclassified from AOCI into earnings	(5,772)	(15)	451	57	(5,279)
Net current period other comprehensive income (loss)	48,826	(15)	2,421	(590)	50,642
Balance - September 30, 2019	$42,877	$80	$(972)	$(1,616)	$40,369

The change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 is summarized as follows, net of tax (dollars in thousands):

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

(1) During the second quarter of 2018, the Company adopted ASU No. 2017-12,"Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". As part of this adoption, the Company made a one-time election to transfer eligible HTM securities to the AFS category. The transfer of these securities resulted in an increase of approximately $400,000 to AOCI and is included as unrealized gains (losses) on AFS securities above.

(2) During the second quarter of 2018, the Company adopted ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." As part of this adoption, the Company reclassified approximately $107,000 from AOCI to retained earnings.

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

Derivative instruments

As discussed in Note 9 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No material differences were identified during the validation as of September 30, 2019 and December 31, 2018. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of September 30, 2019 did not have a material impact on the Company’s Consolidated Financial Statements.

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale, as well as best efforts or mandatory delivery programs and forward sales contracts of MBS. These instruments are used to mitigate interest rate risk. The Company determines the fair value of these instruments by measuring the fair value of the underlying asset, which in turn is based on quoted prices for similar loans in the secondary market. This value, however, is adjusted by a pull-through rate applied at the loan level, which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data, as well as input from third party sources, and is adjusted using significant management judgment. It is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments, while a decrease in the pull-through rate will result in a negative fair value adjustment. As of September 30, 2019, the weighted average pull-through rate was approximately 90%. As a result of the UMG wind-down, at December 31, 2018, the Company had no interest rate locks.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2019 and December 31, 2018.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value Measurements at September 30, 2019 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$4,490	$—	$4,490
Obligations of states and political subdivisions	—	438,613	—	438,613
Corporate and other bonds	—	229,524	—	229,524
Mortgage-backed securities	—	1,243,165	—	1,243,165
Other securities	—	3,067	—	3,067
Loans held for sale	—	72,208	—	72,208
Derivatives:
Interest rate swap	—	74,422	—	74,422

LIABILITIES
Derivatives:
Interest rate swap	$—	$74,422	$—	$74,422
Cash flow hedges	—	1,323	—	1,323
Fair value hedges	—	8,527	—	8,527

	Fair Value Measurements at December 31, 2018 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
Obligations of states and political subdivisions	$—	$468,491	$—	$468,491
Corporate and other bonds	—	167,696	—	167,696
Mortgage-backed securities	—	1,129,865	—	1,129,865
Other securities	—	8,769	—	8,769
Derivatives:
Interest rate swap	—	19,426	—	19,426
Fair value hedges	—	1,872	—	1,872

LIABILITIES
Derivatives:
Interest rate swap	$—	$19,426	$—	$19,426
Cash flow hedges	—	4,786	—	4,786
Fair value hedges	—	1,684	—	1,684

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

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). At September 30, 2019 and December 31, 2018, the Level 3 weighted average adjustments related to impaired loans were 0.0% and 5.3%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Foreclosed Properties & Former Bank Premises

Foreclosed properties and former bank premises are evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Foreclosed properties and former bank premises are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. The Level 3 weighted average adjustments related to foreclosed property were approximately 3.7% for both September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, there were no Level 3 weighted average adjustments related to former bank premises.

Total valuation expenses related to foreclosed properties for the three and nine months ended September 30, 2019 and 2018 totaled $62,000, $546,000, $42,000 and $1.2 million, respectively. Total valuation expenses related to former bank premises for the three and nine months ended September 30, 2019 totaled $247,000 and $615,000. There were no valuation expenses related to former bank premises for the three and nine months ended September 30, 2018.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value Measurements at September 30, 2019 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$1,837	$1,837
Foreclosed properties	—	—	6,385	6,385
Former bank premises	—	—	5,533	5,533

	Fair Value Measurements at December 31, 2018 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$3,734	$3,734
Foreclosed properties	—	—	6,722	6,722
Former bank premises	—	—	2,090	2,090

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2019 and December 31, 2018. The Company’s level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2019.

Loans

With the adoption of ASU No. 2016-01 in 2018, the fair value of loans at September 30, 2019 were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans. Beginning in the first quarter of 2019, the fair value of performing loans were estimated by utilizing two data sources for the selection of discount rates: either the recent origination rates from the Company over a 12-month period or an index to use recent originations from the market over a three-month period. At December 31, 2018, the fair value of performing loans were estimated by discounting expected future cash flows using a yield curve that was constructed by adding a loan spread to a market yield curve. Loan spreads were based on spreads observed in the market for loans of similar type and structure.

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

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2019 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$591,920	$591,920	$—	$—	$591,920
AFS securities	1,918,859	—	1,918,859	—	1,918,859
HTM securities	556,579	—	589,884	17,832	607,716
Restricted stock	132,310	—	132,310	—	132,310
Loans held for sale	72,208	—	72,208	—	72,208
Net loans	12,263,177	—	—	12,112,840	12,112,840
Derivatives:
Interest rate swap	74,422	—	74,422	—	74,422
Accrued interest receivable	51,606	—	51,606	—	51,606
BOLI	320,779	—	320,779	—	320,779

LIABILITIES
Deposits	$13,044,712	$—	$13,083,351	$—	$13,083,351
Borrowings	1,549,181	—	1,520,708	—	1,520,708
Accrued interest payable	8,919	—	8,919	—	8,919
Derivatives:
Interest rate swap	74,422	—	74,422	—	74,422
Cash flow hedges	1,323	—	1,323	—	1,323
Fair value hedges	8,527	—	8,527	—	8,527

	Fair Value Measurements at December 31, 2018 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$261,199	$261,199	$—	$—	$261,199
AFS securities	1,774,821	—	1,774,821	—	1,774,821
HTM securities	492,272	—	499,501	—	499,501
Restricted stock	124,602	—	124,602	—	124,602
Net loans	9,675,162	—	—	9,534,717	9,534,717
Derivatives:
Interest rate swap	19,426	—	19,426	—	19,426
Fair value hedges	1,872	—	1,872	—	1,872
Accrued interest receivable	46,062	—	46,062	—	46,062
BOLI	263,034	—	263,034	—	263,034

LIABILITIES
Deposits	$9,970,960	$—	$9,989,788	$—	$9,989,788
Borrowings	1,756,278	—	1,742,038	—	1,742,038
Accrued interest payable	5,284	—	5,284	—	5,284
Derivatives:
Interest rate swap	19,426	—	19,426	—	19,426
Cash flow hedges	4,786	—	4,786	—	4,786
Fair value hedges	1,684	—	1,684	—	1,684

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

Noninterest income disaggregated by major source, for the three and nine months ended September 30, 2019 and 2018, consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Noninterest income:
Deposit Service Charges (1):
Overdraft fees, net	$6,021	$5,345	$17,847	$15,338
Maintenance fees & other	1,654	1,138	4,484	3,228
Other service charges and fees (1)	1,513	1,625	4,879	4,137
Interchange fees, net (1)	2,108	4,882	12,765	14,163
Fiduciary and asset management fees (1):
Trust asset management fees	2,661	1,321	5,977	4,102
Registered advisor management fees, net	2,219	2,110	7,919	4,435
Brokerage management fees, net	1,202	980	2,938	2,970
Mortgage banking income, net	3,374	—	7,614	—
Gains (losses) on securities transactions, net	7,104	97	7,306	222
Bank owned life insurance income	2,062	1,732	6,191	5,126
Loan-related interest rate swap fees, net	5,480	562	10,656	2,178
Gain on Shore Premier sale	—	(933)	—	19,966
Other operating income (2)	12,708	1,028	15,045	4,887
Total noninterest income (3)	$48,106	$19,887	$103,621	$80,752

(1)   Income within scope of Topic 606.

(2)   Includes income within the scope of Topic 606 of $343,000 and $946,000 for the three months ended September 30, 2019 and 2018, respectively, and $2.2 million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively. The remaining balance is outside the scope of Topic 606 and includes $9.3 million from life insurance proceeds received during the three months ended September 30, 2019 related to a Xenith acquired loan that had been charged off prior to the Company’s acquisition of Xenith.

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

The following table presents EPS from continuing operations, discontinued operations and total net income available to common shareholders for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income:
Income from continuing operations	$53,196	$38,762	$137,820	$105,136
Income (loss) from discontinued operations	42	(565)	(128)	(2,973)
Net income available to common shareholders	$53,238	$38,197	$137,692	$102,163

Weighted average shares outstanding, basic	81,769	65,975	80,121	65,818
Dilutive effect of stock awards and warrants	64	38	63	55
Weighted average shares outstanding, diluted	81,833	66,013	80,184	65,873

Basic EPS:
EPS from continuing operations	$0.65	$0.59	$1.72	$1.60
EPS from discontinued operations	—	(0.01)	—	(0.05)
EPS available to common shareholders	$0.65	$0.58	$1.72	$1.55

Diluted EPS:
EPS from continuing operations	$0.65	$0.59	$1.72	$1.60
EPS from discontinued operations	—	(0.01)	—	(0.05)
EPS available to common shareholders	$0.65	$0.58	$1.72	$1.55

14. SEGMENT REPORTING & DISCONTINUED OPERATIONS

On May 23, 2018, the Bank announced that it had entered into an agreement with a third party mortgage company TFSB to allow TFSB to offer residential mortgages from certain Bank locations on the terms and conditions set forth in the agreement. Concurrently with this arrangement, the Bank began the process of winding down the operations of UMG, the Company’s reportable mortgage segment. Effective at the close of business June 1, 2018, UMG was no longer originating mortgages in its name. The decision to wind down the operations of UMG was based on a number of strategic priorities and other factors, including the additional investment in the business required to achieve the necessary scale to be competitive. As a result of this decision, the community bank segment is the only remaining reportable segment and does not require separate reporting disclosures.

On May 30, 2019, the Bank notified TFSB that the Bank was terminating its primary agreement with TFSB and would no longer allow TFSB to offer residential mortgages from Bank locations. UMG operations remain discontinued, although the Company continues to offer residential mortgages through a division of the Bank.

As of September 30, 2019, the Company’s Consolidated Balance Sheets included assets and liabilities from discontinued operations of $863,000 and $763,000, respectively. As of December 31, 2018, the Company’s Consolidated Balance Sheets included assets and liabilities from discontinued operations of $1.5 million and $1.7 million, respectively. Management believes there are no material on-going obligations with respect to UMG’s business that have not been recorded in the Company’s consolidated financial statements.

The following table presents summarized operating results of the discontinued mortgage segment for the three and nine months ended September 30, 2019 and 2018, respectively (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net interest income	$—	$207	$—	$850
Provision for credit losses	—	83	—	(181)
Net interest income after provision for credit losses	—	124	—	1,031
Noninterest income	—	181	1	3,891
Noninterest expenses	(56)	1,066	174	8,690
Income before income taxes	56	(761)	(173)	(3,768)
Income tax expense (benefit)	14	(196)	(45)	(795)
Net income (loss) on discontinued operations	$42	$(565)	$(128)	$(2,973)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation (the Company) as of September 30, 2019, the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2019 and 2018, the consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

November 5, 2019

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	changes in interest rates;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth;
●	the Company’s ability to manage its growth or implement its growth strategy;
●	the introduction of new lines of business or new products and services;
●	the possibility that any of the anticipated benefits of the acquisition of Access will not be realized or will not be realized within the expected time period, the expected revenue synergies and cost savings from the acquisition may not be fully realized or realized within the expected time frame, revenues following the acquisition may be lower than expected, or customer and employee relationships and business operations may be disrupted by the acquisition;
●	the Company’s ability to recruit and retain key employees;
●	the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets;
●	real estate values in the Bank’s lending area;
●	an insufficient ALL;
●	the quality or composition of the loan or investment portfolios;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;
●	demand for loan products and financial services in the Company’s market area;
●	the Company’s ability to compete in the market for financial services;
●	technological risks and developments, and cyber threats, attacks, or events;
●	performance by the Company’s counterparties or vendors;
●	deposit flows;

●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements;
●	the effects of changes in federal, state or local tax laws and regulations;
●	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	changes to applicable accounting principles and guidelines; and
●	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and comparable sections of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and related disclosures in other filings, which have been filed with the SEC and are and are available on the SEC’s website at www.sec.gov. All of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to herein.The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

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

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT ADOPTED)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU contains significant differences from existing GAAP and is effective for the Company on January 1, 2020. This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The CECL model will replace the Company’s current accounting for PCI and impaired loans. This ASU also amends the AFS debt securities OTTI model. The lifetime expected credit losses will be determined using macroeconomic forecast assumptions and management judgements applicable to and through the expected lives of the portfolios. While the implementation of the standard changes the measurement of the allowance for credit losses, it does not change the credit risk of the Company’s lending portfolios or the losses of these portfolios.

The Company has established a cross-functional governance structure for the implementation of CECL. Upon adoption of the standard, assuming the economic outlook and portfolio characteristic are consistent with recent periods, the Company estimates that the allowance for credit losses will increase to approximately $90 million to $100 million. A majority of the estimated increase is driven by the acquired loan portfolio and the consumer loan portfolio. The ultimate impact on the Company’s allowance for credit losses will depend on the characteristics of the Company’s portfolios as well as the macroeconomic conditions and forecasts upon adoption, the ultimate validation of the models and methodologies, and other management judgments.

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 149 branches and approximately 170 ATMs located throughout Virginia, and in portions of Maryland and North Carolina. Middleburg Financial is a brand name used by Atlantic Union Bank and certain affiliates when providing trust, wealth management, private banking, and investment advisory products and services. Certain non-bank affiliates of Atlantic Union Bank include: Old Dominion Capital Management, Inc., and its subsidiary, Outfitter Advisors, Ltd., Dixon, Hubard, Feinour, & Brown, Inc., and Middleburg Investment Services, LLC, which provide investment advisory and/or brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

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

On May 20, 2019, the Company re-branded to Atlantic Union Bankshares Corporation and successfully completed the integration of Access National Bank branches and operations into Atlantic Union Bank. Rebranding-related costs amounted to $1.1 million during the third quarter of 2019 and $5.6 million for the nine months ended September 30, 2019.

Third Quarter Net Income and Performance Metrics

●	Net income was $53.2 million and EPS was $0.65 for the third quarter of 2019 compared to net income of $38.2 million and EPS of $0.58 for the third quarter of 2018.
●	Net operating earnings(1), which excluded $1.9 million in after-tax merger and $895,000 in after-tax rebranding-related costs, were $56.1 million and operating EPS(1) was $0.69 for the third quarter of 2019 compared to $39.3 million, or $0.60, for the third quarter of 2018.
●	ROA was 1.23% for the third quarter of 2019 compared to 1.17% for the third quarter of 2018; operating ROA(1) was 1.29% for the third quarter of 2019 compared to 1.21% for the third quarter of 2018.
●	ROE was 8.35% for the third quarter of 2019 compared to 8.06% for the third quarter of 2018; operating ROE(1) was 8.80% for the third quarter of 2019 compared to 8.30% for the third quarter of 2018.
●	Operating ROTCE(1) was 15.64% for the third quarter of 2019 compared to 15.13% for the third quarter of 2018.

Nine Month Net Income and Performance Metrics

●	Net income was $137.7 million and EPS was $1.72 for the nine months ended September 30, 2019 compared to net income of $102.2 million and EPS of $1.55 for the nine months ended September 30, 2018.
●	Net operating earnings(1), which excluded $21.6 million in after-tax merger and $4.4 million in after-tax rebranding-related costs, were $163.7 million and operating EPS(1) was $2.04 for the nine months ended September 30, 2019 compared to $132.1 million, or $2.01, for the nine months ended September 30, 2018.
●	ROA was 1.11% for the nine months ended September 30, 2019 compared to 1.05% for the nine months ended September 30, 2018; operating ROA(1) was 1.32% for the nine months ended September 30, 2019 compared to 1.35% for the nine months ended September 30, 2018.
●	ROE was 7.58% for the nine months ended September 30, 2019 compared to 7.38% for the nine months ended September 30, 2018; operating ROE(1) was 9.01% for the nine months ended September 30, 2019 compared to 9.54% for the nine months ended September 30, 2018.
●	Operating ROTCE(1) was 16.18% for the nine months ended September 30, 2019 compared to 17.41% for the nine months ended September 30, 2018.

Balance Sheet

●	Loans held for investment (net of deferred fees and costs) were $12.3 billion at September 30, 2019, an increase of $2.6 billion, or 26.7%, from December 31, 2018.
●	Total deposits were $13.0 billion at September 30, 2019, an increase of $3.1 billion, or 30.8%, from December 31, 2018.

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

Net Interest Income

	For the Three Months Ended
	September 30,
	2019	2018	Change
	(Dollars in thousands)
Average interest-earning assets	$15,191,792	$11,383,320	$3,808,472
Interest and dividend income	$178,345	$131,363	$46,982
Interest and dividend income (FTE) (1)	$181,149	$133,377	$47,772
Yield on interest-earning assets	4.66%	4.58%	8	bps
Yield on interest-earning assets (FTE) (1)	4.73%	4.65%	8	bps
Average interest-bearing liabilities	$11,427,305	$8,790,803	$2,636,502
Interest expense	$41,744	$25,400	$16,344
Cost of interest-bearing liabilities	1.45%	1.15%	30	bps
Cost of funds	1.09%	0.89%	20	bps
Net interest income	$136,601	$105,963	$30,638
Net interest income (FTE) (1)	$139,405	$107,977	$31,428
Net interest margin	3.57%	3.69%	(12)	bps
Net interest margin (FTE) (1)	3.64%	3.76%	(12)	bps

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the third quarter of 2019, net interest income was $136.6 million, an increase of $30.6 million from the third quarter of 2018. For the third quarter of 2019, net interest income (FTE) was $139.4 million, an increase of $31.4 million from the third quarter of 2018. The increases in both net interest income and net interest income (FTE) were primarily the result of a $3.8 billion increase in average interest-earning assets and a $2.6 billion increase in average interest-bearing liabilities from the impact of the Access acquisition during the first quarter of 2019. Net accretion related to acquisition accounting increased $1.2 million from the third quarter of 2018 to $5.1 million in the third quarter of 2019. In the third quarter of 2019, net interest margin decreased 12 basis points to 3.57% from 3.69% in the third quarter of 2018, and net interest margin (FTE) decreased 12 basis points compared to the third quarter of 2018. The net decline in net interest margin and net interest margin (FTE) measures were primarily driven by an increase in the cost of funds, partially offset by a smaller increase in interest-earning asset yields.

	For the Nine Months Ended
	September 30,
	2019	2018	Change
	(Dollars in thousands)
Average interest-earning assets	$14,700,019	$11,506,200	$3,193,819
Interest and dividend income	$525,122	$388,151	$136,971
Interest and dividend income (FTE) (1)	$533,590	$394,011	$139,579
Yield on interest-earning assets	4.78%	4.51%	27	bps
Yield on interest-earning assets (FTE) (1)	4.85%	4.58%	27	bps
Average interest-bearing liabilities	$11,161,458	$9,019,738	$2,141,720
Interest expense	$122,379	$70,549	$51,830
Cost of interest-bearing liabilities	1.47%	1.05%	42	bps
Cost of funds	1.11%	0.82%	29	bps
Net interest income	$402,743	$317,602	$85,141
Net interest income (FTE) (1)	$411,211	$323,462	$87,749
Net interest margin	3.66%	3.69%	(3)	bps
Net interest margin (FTE) (1)	3.74%	3.76%	(2)	bps

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the first nine months of 2019, net interest income was $402.7 million, an increase of $85.1 million from the same period of 2018. For the first nine months of 2019, net interest income (FTE) was $411.2 million, an increase of $87.7 million from the same period of 2018. The increases in both net interest income and net interest income (FTE) were primarily the result of a $3.2 billion increase in average interest-earning assets and a $2.1 billion increase in average interest-bearing liabilities from the impact of the Access acquisition. Net accretion related to acquisition accounting increased $3.3 million from the first nine months of 2018 to $18.7 million for the first nine months of 2019. In the first nine months of 2019, net interest margin decreased 3 basis points to 3.66% from 3.69% in the first nine months of 2018, and net interest margin (FTE) decreased 2 basis points compared to the first nine months of 2018. The net decreases in net interest margin and net interest margin (FTE) measures were primarily driven by increase in the cost of funds, partially offset by a smaller increase in interest-earning asset yields.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2019			2018
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,670,270	$12,625	3.00%	$1,333,960	$10,145	3.02%
Tax-exempt	990,000	10,181	4.08%	632,050	6,214	3.90%
Total securities	2,660,270	22,806	3.40%	1,966,010	16,359	3.30%
Loans, net (3) (4)	12,240,254	156,471	5.07%	9,297,213	116,266	4.96%
Other earning assets	291,268	1,872	2.55%	120,097	752	2.49%
Total earning assets	15,191,792	$181,149	4.73%	11,383,320	$133,377	4.65%
Allowance for loan losses	(46,229)			(41,799)
Total non-earning assets	2,057,765			1,605,831
Total assets	$17,203,328			$12,947,352
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$6,290,112	$16,389	1.03%	$4,915,070	$8,789	0.71%
Regular savings	743,938	266	0.14%	640,954	209	0.13%
Time deposits (5)	2,769,574	14,194	2.03%	2,079,686	6,930	1.32%
Total interest-bearing deposits	9,803,624	30,849	1.25%	7,635,710	15,928	0.83%
Other borrowings (6)	1,623,681	10,895	2.66%	1,155,093	9,472	3.25%
Total interest-bearing liabilities	11,427,305	$41,744	1.45%	8,790,803	$25,400	1.15%
Noninterest-bearing liabilities:
Demand deposits	3,008,587			2,167,765
Other liabilities	239,001			108,202
Total liabilities	14,674,893			11,066,770
Stockholders' equity	2,528,435			1,880,582
Total liabilities and stockholders' equity	$17,203,328			$12,947,352
Net interest income		$139,405			$107,977
Interest rate spread			3.28%			3.50%
Cost of funds			1.09%			0.89%
Net interest margin			3.64%			3.76%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $5.0 million and $3.5 million for the three months ended September 30, 2019 and 2018, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $179,000 and $592,000 for the three months ended September 30, 2019 and 2018, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $97,000 and $143,000 for the three months ended September 30, 2019 and 2018, respectively, in amortization of the fair market value adjustments related to acquisitions.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2019			2018
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,680,570	$39,059	3.11%	$1,145,250	$25,229	2.95%
Tax-exempt	1,000,893	30,916	4.13%	575,728	16,580	3.85%
Total securities	2,681,463	69,975	3.49%	1,720,978	41,809	3.25%
Loans, net (3) (4)	11,821,612	459,905	5.20%	9,594,094	349,439	4.87%
Other earning assets	196,944	3,710	2.52%	191,128	2,763	1.93%
Total earning assets	14,700,019	$533,590	4.85%	11,506,200	$394,011	4.58%
Allowance for loan losses	(43,480)			(41,104)
Total non-earning assets	1,982,502			1,596,357
Total assets	$16,639,041			$13,061,453
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$6,102,783	$46,895	1.03%	$4,837,648	$21,135	0.58%
Regular savings	751,341	1,083	0.19%	645,084	636	0.13%
Time deposits (5)	2,554,058	36,110	1.89%	2,076,321	18,416	1.19%
Total interest-bearing deposits	9,408,182	84,088	1.19%	7,559,053	40,187	0.71%
Other borrowings (6)	1,753,276	38,291	2.92%	1,460,685	30,362	2.78%
Total interest-bearing liabilities	11,161,458	$122,379	1.47%	9,019,738	$70,549	1.05%
Noninterest-bearing liabilities:
Demand deposits	2,842,017			2,079,645
Other liabilities	205,654			110,998
Total liabilities	14,209,129			11,210,381
Stockholders' equity	2,429,912			1,851,072
Total liabilities and stockholders' equity	$16,639,041			$13,061,453
Net interest income		$411,211			$323,462
Interest rate spread			3.38%			3.53%
Cost of funds			1.11%			0.82%
Net interest margin			3.74%			3.76%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $18.2 million and $13.7 million for the nine months ended September 30, 2019 and 2018, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $684,000 and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $237,000 and $345,000 for the nine months ended September 30, 2019 and 2018, respectively, in amortization of the fair market value adjustments related to acquisitions.

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

	Three Months Ended			Nine Months Ended
	September 30, 2019 vs. September 30, 2018			September 30, 2019 vs. September 30, 2018
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$2,542	$(62)	$2,480	$12,373	$1,457	$13,830
Tax-exempt	3,669	298	3,967	13,053	1,283	14,336
Total securities	6,211	236	6,447	25,426	2,740	28,166
Loans, net (1)	37,568	2,637	40,205	85,405	25,061	110,466
Other earning assets	1,100	20	1,120	87	860	947
Total earning assets	$44,879	$2,893	$47,772	$110,918	$28,661	$139,579
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$2,886	$4,714	$7,600	$6,602	$19,158	$25,760
Regular savings	35	22	57	118	329	447
Time Deposits (2)	2,771	4,493	7,264	4,940	12,754	17,694
Total interest-bearing deposits	5,692	9,229	14,921	11,660	32,241	43,901
Other borrowings (3)	3,361	(1,938)	1,423	6,328	1,601	7,929
Total interest-bearing liabilities	9,053	7,291	16,344	17,988	33,842	51,830
Change in net interest income	$35,826	$(4,398)	$31,428	$92,930	$(5,181)	$87,749

(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $1.5 million and $4.6 million for the three- and nine-month change, respectively.

(2) The rate-related change in interest expense on deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $413,000 and $1.4 million for the three- and nine-month change, respectively.

(3) The rate-related change in interest expense on other borrowings includes the impact of lower amortization of the acquisition-related fair market value adjustments of $46,000 and $108,000 for the three- and nine-month change, respectively.

The Company’s net interest margin (FTE) includes the impact of acquisition accounting fair value adjustments. The net accretion for the first three quarters of 2019, as well as the remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

		Deposit	Borrowings
	Loan	Accretion	Accretion
	Accretion	(Amortization)	(Amortization)	Total
For the quarter ended March 31, 2019	$5,557	$292	$(70)	$5,779
For the quarter ended June 30, 2019	7,659	213	(70)	7,802
For the quarter ended September 30, 2019	5,018	179	(97)	5,100
For the remaining three months of 2019 (estimated)	4,596	149	(123)	4,622
For the years ending (estimated):
2020	16,737	132	(633)	16,236
2021	11,914	14	(807)	11,121
2022	9,560	(43)	(829)	8,688
2023	6,777	(32)	(852)	5,893
2024	4,973	(4)	(877)	4,092
Thereafter	18,176	(1)	(10,773)	7,402

The following table excludes discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Form 10-Q for further discussion regarding discontinued operations.

Noninterest Income

	For the Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$7,675	$6,483	$1,192	18.4%
Other service charges and fees	1,513	1,625	(112)	(6.9)%
Interchange fees, net	2,108	4,882	(2,774)	(56.8)%
Fiduciary and asset management fees	6,082	4,411	1,671	37.9%
Mortgage banking income, net	3,374	—	3,374	NM
Gains (losses) on securities transactions, net	7,104	97	7,007	7,223.7%
Bank owned life insurance income	2,062	1,732	330	19.1%
Loan-related interest rate swap fees, net	5,480	562	4,918	875.1%
Gain on Shore Premier sale	—	(933)	933	(100.0)%
Other operating income	12,708	1,028	11,680	1,136.2%
Total noninterest income	$48,106	$19,887	$28,219	141.9%

NM - Not meaningful

Noninterest income increased $28.2 million, or 141.9%, to $48.1 million for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018. The increase in noninterest income was primarily driven by approximately $9.3 million in life insurance proceeds received during the quarter related to a Xenith-acquired loan that had been charged off prior to the Company’s acquisition of Xenith and a gain on sale of investment securities of approximately $7.1 million recorded during the quarter. Fiduciary and asset management fees increased $1.7 million and mortgage banking income increased $3.4 million primarily related to the acquisition of Access. In addition, loan related interest rate swap income increased $4.9 million from the quarter ended September 30, 2018. Partially offsetting these increases was a decline of $2.8 million in net interchange income primarily due to reduced debit card interchange transaction fees as a result of the Durbin Amendment which was effective for the Company on July 1, 2019.

	For the Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$22,331	$18,566	$3,765	20.3%
Other service charges and fees	4,879	4,137	742	17.9%
Interchange fees, net	12,765	14,163	(1,398)	(9.9)%
Fiduciary and asset management fees	16,834	11,507	5,327	46.3%
Mortgage banking income, net	7,614	—	7,614	NM
Gains (losses) on securities transactions, net	7,306	222	7,084	3,191.0%
Bank owned life insurance income	6,191	5,126	1,065	20.8%
Loan-related interest rate swap fees, net	10,656	2,178	8,478	389.3%
Gain on Shore Premier sale	—	19,966	(19,966)	(100.0)%
Other operating income	15,045	4,887	10,158	207.9%
Total noninterest income	$103,621	$80,752	$22,869	28.3%

NM - Not meaningful

Noninterest income increased $22.9 million, or 28.3%, to $103.6 million for the nine months ended September 30, 2019 from $80.7 million for the nine months ended September 30, 2018, primarily driven by approximately $9.3 million in life insurance proceeds received during the third quarter of 2019 related to a Xenith-acquired loan that had been charged off prior to the Company’s acquisition of Xenith and a gain on sale of investment securities of approximately $7.1 million recorded during the third quarter of 2019. Fiduciary and asset management fees increased $5.3 million and mortgage banking income increased $7.6 million primarily related to the acquisition of Access. In addition, loan related interest rate swap income increased $8.5 million. These increases were partially offset by the net gain on the Shore Premier sale of $20.0 million recognized during the first nine months of 2018 and a decline of $1.4 million in net interchange income primarily due to reduced debit card interchange transaction fees as a result of the Durbin Amendment which was effective for the Company on July 1, 2019.

The following table excludes discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Form 10-Q for further discussion regarding discontinued operations.

Noninterest Expense

	For the Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$49,718	$39,279	$10,439	26.6%
Occupancy expenses	7,493	6,551	942	14.4%
Furniture and equipment expenses	3,719	2,983	736	24.7%
Printing, postage, and supplies	1,268	1,183	85	7.2%
Communications expense	1,037	872	165	18.9%
Technology and data processing	5,787	4,841	946	19.5%
Professional services	2,681	2,875	(194)	(6.7)%
Marketing and advertising expense	2,600	3,109	(509)	(16.4)%
FDIC assessment premiums and other insurance	381	1,363	(982)	(72.0)%
Other taxes	3,971	2,878	1,093	38.0%
Loan-related expenses	2,566	1,939	627	32.3%
OREO and credit-related expenses	1,005	452	553	122.3%
Amortization of intangible assets	4,764	3,490	1,274	36.5%
Training and other personnel costs	1,618	1,024	594	58.0%
Merger-related costs	2,435	1,429	1,006	70.4%
Rebranding expense	1,133	—	1,133	NM
Loss on debt extinguishment	16,397	—	16,397	NM
Other expenses	3,114	2,081	1,033	49.6%
Total noninterest expense	$111,687	$76,349	$35,338	46.3%

NM - Not meaningful

Noninterest expense increased $35.3 million, or 46.3%, to $111.7 million for the quarter ended September 30, 2019 compared to $76.3 million for the quarter ended September 30, 2018. Excluding merger-related costs, amortization of intangible assets, and rebranding-related costs, operating noninterest expense (1) for the quarter ended September 30, 2019 increased $31.9 million, or 44.7%, compared to the third quarter of 2018. The increase in operating noninterest expense was primarily related to the acquisition of Access, the recognition of approximately $16.4 million loss on debt extinguishment resulting from the repayment of approximately $140.0 million in FHLB advances and the termination of the related cash flow hedges. In addition, operating noninterest expense included approximately $309,000 in OREO valuation adjustments driven by updated appraisals received during the third quarter of 2019, $275,000 in recruiting costs related to the new equipment finance division, $1.0 million in support of a community development initiative as well as an FDIC small bank assessment expense credit of approximately $2.4 million as the deposit insurance fund reserve ratio exceeded 1.38% in the second quarter of 2019.

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

	For the Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$148,116	$120,797	$27,319	22.6%
Occupancy expenses	22,427	18,778	3,649	19.4%
Furniture and equipment expenses	10,656	9,024	1,632	18.1%
Printing, postage, and supplies	3,763	3,525	238	6.8%
Communications expense	3,199	2,976	223	7.5%
Technology and data processing	17,203	13,722	3,481	25.4%
Professional services	8,269	8,101	168	2.1%
Marketing and advertising expense	7,891	7,834	57	0.7%
FDIC assessment premiums and other insurance	5,620	5,430	190	3.5%
Other taxes	11,779	8,660	3,119	36.0%
Loan-related expenses	7,250	5,097	2,153	42.2%
OREO and credit-related expenses	3,162	3,106	56	1.8%
Amortization of intangible assets	13,919	9,885	4,034	40.8%
Training and other personnel costs	4,240	3,155	1,085	34.4%
Merger-related costs	26,928	37,414	(10,486)	(28.0)%
Rebranding expense	5,553	—	5,553	NM
Loss on debt extinguishment	16,397	—	16,397	NM
Other expenses	7,650	5,730	1,920	33.5%
Total noninterest expense	$324,022	$263,234	$60,788	23.1%

NM - Not meaningful

Noninterest expense increased $60.8 million, or 23.1%, to $324.0 million for the nine months ended September 30, 2019 compared to $263.2 million for the nine months ended September 30, 2018. Excluding merger-related costs, amortization of intangible assets, and rebranding-related costs, operating noninterest expense (1) for the nine months ended September 30, 2019 increased $61.7 million, or 28.6%, compared to the same period in 2018. The increase in operating noninterest expense was primarily related to the acquisition of Access, the recognition of approximately $16.4 million loss on debt extinguishment resulting from the repayment of approximately $140.0 million in FHLB advances, and the termination of the related cash flow hedges. In addition, operating noninterest expense included $275,000 in recruiting costs related to the new equipment finance division, $1.0 million in support of a community development initiative as well as an FDIC small bank assessment expense credit of approximately $2.4 million as the deposit insurance fund reserve ratio exceeded 1.38% in the second quarter of 2019.

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

The effective tax rate for the three months ended September 30, 2019 and 2018 was 16.8% and 15.9%, respectively; the effective tax rate for the nine months ended September 30, 2019 and 2018 was 16.0% and 16.6%, respectively. The change in the effective tax rates is primarily due to the proportion of tax-exempt income to pre-tax income.

BALANCE SHEET

Assets

At September 30, 2019, total assets were $17.4 billion, an increase of $3.6 billion from $13.8 billion at December 31, 2018, reflecting the impact of the Access acquisition.

On February 1, 2019, the Company completed its acquisition of Access. Below is a summary of the transaction and related impact on the Company’s balance sheet.

●	The fair value of assets acquired equaled $2.856 billion, and the fair value of the liabilities assumed equaled $2.559 billion
●	Total loans acquired totaled $2.217 billion with a fair value of $2.173 billion
●	Total deposits assumed totaled $2.228 billion with a fair value of $2.227 billion
●	Total goodwill arising from the transaction equaled $202.6 million
●	Core deposit intangibles acquired totaled $40.9 million

Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 805, Business Combinations.

Loans held for investment, net of deferred fees and costs, were $12.3 billion at September 30, 2019, an increase of $2.6 billion, or 26.7%, from December 31, 2018. Quarterly average loans increased $2.9 billion, or 31.7%, for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 primarily due to the Access acquisition. Refer to "Loan Portfolio" within Item 2 and Note 4 "Loans and Allowance for Loan Losses" in Part I of Item I for additional information on the Company’s loan activity.

Liabilities and Stockholders’ Equity

At September 30, 2019, total liabilities were $14.9 billion, an increase of $3.1 billion from December 31, 2018.

Total deposits were $13.0 billion at September 30, 2019, an increase of $3.1 billion, or 30.8%, from December 31, 2018. Quarterly average deposits increased $3.0 billion, or 30.7%, for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 primarily due to the Access acquisition. Refer to “Deposits” within this Item 2 for further discussion on this topic.

At September 30, 2019, stockholders’ equity was $2.5 billion, an increase of $600.5 million from December 31, 2018. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes. Refer to “Capital Resources” within this Item 2 for additional information on the Company’s capital ratios.

The Company declared and paid a cash dividend of $0.25 per share during the third quarter of 2019, an increase of $0.02 per share, or 8.7%, compared to the dividend paid during the third quarter of 2018. Dividends for the nine months ended September 30, 2019 were $0.71, an increase of $0.06 per share, or 9.2% compared to the nine months ended September 30, 2018.

Securities

At September 30, 2019, the Company had total investments in the amount of $2.6 billion, or 15.0% of total assets, as compared to $2.4 billion, or 17.4% of total assets, at December 31, 2018. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are agency-backed securities, which have a government guarantee. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore, the Company earns a higher taxable equivalent yield on its portfolio as compared to many of its peers. During the fourth quarter of 2018, the Company entered into a swap agreement to hedge the interest rate on a portion of its fixed rate available for sale securities. For information regarding the hedge transaction related to available for sale securities, see Note 9 "Derivatives" in Part I of Item I of this Form 10-Q.

The table below sets forth a summary of the AFS securities, HTM securities and restricted stock as of the dates indicated (dollars in thousands):

	September 30,	December 31,
	2019	2018
Available for Sale:
U.S. government and agency securities	$4,490	$—
Obligations of states and political subdivisions	438,613	468,491
Corporate and other bonds	229,524	167,696
Mortgage-backed securities	1,243,165	1,129,865
Other securities	3,067	8,769
Total AFS securities, at fair value	1,918,859	1,774,821
Held to Maturity:
Obligations of states and political subdivisions, at carrying value	546,515	492,272
Mortgage-backed securities	10,064	—
Total held to maturity securities	556,579	492,272
Restricted Stock:
Federal Reserve Bank stock	66,964	52,576
FHLB stock	65,346	72,026
Total restricted stock, at cost	132,310	124,602
Total investments	$2,607,748	$2,391,695

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized during the three months ended September 30, 2019. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of AFS securities at fair value and their weighted average yields as of September 30, 2019 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Amortized cost	$4,475	$—	$—	$—	$4,475
Fair value	4,490	—	—	—	4,490
Weighted average yield (1)	2.53%	—%	—%	—%	2.53%
Mortgage backed securities:
Amortized cost	$9,053	$141,213	$134,856	$930,141	$1,215,263
Fair value	9,092	143,356	138,276	952,441	1,243,165
Weighted average yield (1)	3.19%	2.53%	2.67%	3.04%	2.94%

Obligations of states and political subdivisions:
Amortized cost	$6,087	$10,154	$34,277	$361,172	$411,690
Fair value	6,156	10,362	35,421	386,674	438,613
Weighted average yield (1)	5.35%	4.47%	3.90%	3.68%	3.74%

Corporate bonds and other securities:
Amortized cost	$3,067	$9,922	$94,355	$120,577	$227,921
Fair value	3,067	10,190	96,060	123,274	232,591
Weighted average yield (1)	2.23%	4.56%	4.48%	3.33%	3.85%

Total AFS securities:
Amortized cost	$22,682	$161,289	$263,488	$1,411,890	$1,859,349
Fair value	22,805	163,908	269,757	1,462,389	1,918,859
Weighted average yield (1)	3.51%	2.78%	3.48%	3.23%	3.23%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of HTM securities at carrying value and their weighted average yields as of September 30, 2019 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
Obligations of states and political subdivisions:
Carrying value	$504	$7,309	$1,954	$536,748	$546,515
Fair value	507	7,515	2,026	587,469	597,517
Weighted average yield (1)	3.27%	2.45%	3.24%	4.09%	4.07%
Mortgage backed securities:
Carrying value	$—	$1,625	$1,206	$7,233	$10,064
Fair value	—	1,650	1,221	7,328	10,199
Weighted average yield (1)	—	4.97%	4.12%	5.76%	5.43%
Total HTM securities:
Carrying value	$504	$8,934	$3,160	543,981	556,579
Fair value	507	9,165	3,247	594,797	607,716
Weighted average yield (1)	3.27%	2.91%	3.58%	4.12%	4.09%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of September 30, 2019, the Company maintained a diversified municipal bond portfolio with approximately 63% of its holdings in general obligation issues and the majority of the remainder backed by revenue bonds. Issuances within the State of Texas represented 19% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of September 30, 2019, liquid assets totaled $5.5 billion, or 31.7%, of total assets, and liquid earning assets totaled $5.3 billion, or 34.6% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of September 30, 2019, approximately $4.5 billion, or 36.7% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $342.3 million, or 13.1% of total securities, are scheduled to mature within one year.

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

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $12.3 billion at September 30, 2019, $9.7 billion at December 31, 2018, and $9.4 billion at September 30, 2018. Commercial real estate - non-owner occupied loans continue to represent the Company’s largest category, comprising 26.0% of the total loan portfolio at September 30, 2019.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018
Construction and Land Development	$1,201,149	9.8%	$1,267,712	10.4%	$1,326,679	11.1%	$1,194,821	12.3%	$1,178,054	12.5%
Commercial Real Estate - Owner Occupied	1,979,052	16.1%	1,966,776	16.1%	1,921,464	16.1%	1,337,345	13.8%	1,283,125	13.6%
Commercial Real Estate - Non-Owner Occupied	3,198,580	26.0%	3,104,823	25.4%	2,970,453	24.9%	2,467,410	25.4%	2,427,251	25.8%
Multifamily Real Estate	659,946	5.4%	602,115	4.9%	591,431	5.0%	548,231	5.6%	542,662	5.8%
Commercial & Industrial	2,058,133	16.7%	2,032,799	16.6%	1,866,625	15.6%	1,317,135	13.6%	1,154,583	12.3%
Residential 1-4 Family - Commercial	721,185	5.9%	723,636	6.0%	743,101	6.2%	640,419	6.6%	646,581	6.9%
Residential 1-4 Family - Consumer	913,245	7.4%	928,130	7.6%	937,710	7.8%	673,909	6.9%	684,945	7.2%
Auto	328,456	2.7%	311,858	2.6%	300,631	2.5%	301,943	3.1%	306,196	3.3%
HELOC	660,963	5.4%	660,621	5.4%	672,087	5.6%	613,383	6.3%	612,116	6.5%
Consumer	386,848	3.1%	383,653	3.1%	397,491	3.3%	379,694	3.9%	345,320	3.7%
Other Commercial	199,440	1.5%	238,391	1.9%	224,638	1.9%	241,917	2.5%	230,765	2.4%
Total loans held for investment	$12,306,997	100.0%	$12,220,514	100.0%	$11,952,310	100.0%	$9,716,207	100.0%	$9,411,598	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of September 30, 2019 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total	Less than 1			More than 5			More than 5
	Maturities	year	Total	1-5 years	years	Total	1-5 years	years
Construction and Land Development	$1,201,149	$549,680	$375,467	$279,204	$96,263	$276,002	$217,705	$58,297
Commercial Real Estate - Owner Occupied	1,979,052	196,254	480,038	102,389	377,649	1,302,760	705,158	597,602
Commercial Real Estate - Non-Owner Occupied	3,198,580	373,332	1,225,208	370,102	855,106	1,600,040	1,165,446	434,594
Multifamily Real Estate	659,946	103,292	290,449	80,082	210,367	266,205	216,181	50,024
Commercial & Industrial	2,058,133	613,940	874,111	695,546	178,565	570,082	358,597	211,485
Residential 1-4 Family - Commercial	721,185	141,766	125,502	14,712	110,790	453,917	395,703	58,214
Residential 1-4 Family - Consumer	913,245	22,319	407,008	6,210	400,798	483,918	23,052	460,866
Auto	328,456	2,401	2	2	—	326,053	160,241	165,812
HELOC	660,963	63,675	588,946	83,545	505,401	8,342	778	7,564
Consumer	386,848	12,097	17,612	15,655	1,957	357,139	213,975	143,164
Other Commercial	199,440	33,803	38,251	5,866	32,385	127,386	62,504	64,882
Total loans held for investment	$12,306,997	$2,112,559	$4,422,594	$1,653,313	$2,769,281	$5,771,844	$3,519,340	$2,252,504

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at September 30, 2019, the largest components of the Company’s loan portfolio consisted of commercial real estate, commercial & industrial, and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview

At September 30, 2019, the Company had higher levels of NPAs compared to December 31, 2018, primarily due to nonaccrual additions of commercial real estate – owner occupied, residential 1-4 family - consumer, and construction and land development which were attributable to several smaller credit relationships. NPAs as a percentage of total outstanding loans held for investment decreased from December 31, 2018. Past due loan levels as a percentage of total loans held for investment at September 30, 2019 were lower than past due loan levels at December 31, 2018. As the Company’s NPAs and past due loan levels have been at or near historic lows over the last several quarters, certain changes from quarter to quarter might stand out in comparison to one another but have an insignificant impact on the Company’s overall asset quality position.

Net charge-offs increased for nine months ended September 30, 2019 compared to nine months ended September 30, 2018. Total net charge-offs as a percentage of total average loans on an annualized basis also increased for nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in net charge-offs is primarily from the Company’s consumer lending portfolio and a construction and land development loan. At September 30, 2019, the allowance and the provision for loan losses for the nine months ended September 30, 2019 increased from the nine months ended September 30, 2018 due to an increase in net charge-offs and loan growth during 2019.

All nonaccrual and past due loan metrics discussed below exclude PCI loans totaling $89.7 million (net of fair value mark of $24.0 million) at September 30, 2019.

Troubled Debt Restructurings

The total recorded investment in TDRs as of September 30, 2019 was $18.7 million, a decrease of $7.9 million or 29.7% from $26.6 million at December 31, 2018 and a decrease of $9.6 million or 33.9% from $28.3 million at September 30, 2018. Of the $18.7 million of TDRs at September 30, 2019, $15.1 million or 80.7% were considered performing while the remaining $3.6 million were considered nonperforming.

Nonperforming Assets

At September 30, 2019, NPAs totaled $36.4 million, an increase of $2.7 million or 8.1% from December 31, 2018 and an increase of $1.5 million or 4.3% from September 30, 2018. NPAs as a percentage of total outstanding loans at September 30, 2019 were 0.30%, a decline of 5 basis points from 0.35% at December 31, 2018 and a decline of 7 basis points from 0.37% at September 30, 2018.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018
Nonaccrual loans, excluding PCI loans	$30,032	$27,462	$24,841	$26,953	$28,110
Foreclosed properties	6,385	6,506	7,353	6,722	6,800
Total NPAs	36,417	33,968	32,194	33,675	34,910
Loans past due 90 days and accruing interest	12,036	8,828	10,953	8,856	9,532
Total NPAs and loans past due 90 days and accruing interest	$48,453	$42,796	$43,147	$42,531	$44,442

Performing TDRs	$15,156	$19,144	$20,808	$19,201	$19,854
PCI loans	89,735	101,301	99,932	90,221	94,746

Balances
Allowance for loan losses	$43,820	$42,463	$40,827	$41,045	$41,294
Average loans, net of deferred fees and costs	12,240,254	12,084,961	11,127,390	9,584,785	9,297,213
Loans, net of deferred fees and costs	12,306,997	12,220,514	11,952,310	9,716,207	9,411,598

Ratios
NPAs to total loans	0.30%	0.28%	0.27%	0.35%	0.37%
NPAs & loans 90 days past due to total loans	0.39%	0.35%	0.36%	0.44%	0.47%
NPAs to total loans & foreclosed property	0.30%	0.28%	0.27%	0.35%	0.37%
NPAs & loans 90 days past due to total loans & foreclosed property	0.39%	0.35%	0.36%	0.44%	0.47%
ALL to nonaccrual loans	145.91%	154.62%	164.35%	152.28%	146.90%
ALL to nonaccrual loans & loans 90 days past due	104.16%	117.01%	114.06%	114.62%	109.70%

NPAs at September 30, 2019 included $30.0 million in nonaccrual loans, a net increase of $3.1 million or 11.4% from December 31, 2018 and a net increase of $1.9 million or 6.8% from September 30, 2018. The following table shows the activity in nonaccrual loans for the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018
Beginning Balance	$27,462	$24,841	$26,953	$28,110	$25,662
Net customer payments	(3,612)	(3,108)	(2,314)	(3,077)	(2,459)
Additions	8,327	6,321	3,297	4,659	6,268
Charge-offs	(884)	(592)	(1,626)	(2,069)	(1,137)
Loans returning to accruing status	(1,103)	—	(952)	(420)	(70)
Transfers to foreclosed property	(158)	—	(517)	(250)	(154)
Ending Balance	$30,032	$27,462	$24,841	$26,953	$28,110

The following table presents the composition of nonaccrual loans at the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018
Construction and Land Development	$7,785	$5,619	$5,513	$8,018	$9,221
Commercial Real Estate - Owner Occupied	5,684	4,062	3,307	3,636	3,202
Commercial Real Estate - Non-owner Occupied	381	1,685	1,787	1,789	1,812
Commercial & Industrial	1,585	1,183	721	1,524	1,404
Residential 1-4 Family - Commercial	3,879	4,135	4,244	2,481	1,956
Residential 1-4 Family - Consumer	8,292	8,677	7,119	7,276	8,535
Auto	604	449	523	576	525
HELOC	1,641	1,432	1,395	1,518	1,273
Consumer and all other	181	220	232	135	182
Total	$30,032	$27,462	$24,841	$26,953	$28,110

NPAs at September 30, 2019 also included $6.4 million in foreclosed property, a decrease of $337,000 or 5.0%, from December 31, 2018 and a decrease of $415,000 or 6.1%, from September 30, 2018. The following table shows the activity in foreclosed property for the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018
Beginning Balance	$6,506	$7,353	$6,722	$6,800	$7,241
Additions of foreclosed property	645	271	900	432	165
Valuation adjustments	(62)	(433)	(51)	(140)	(42)
Proceeds from sales	(737)	(638)	(171)	(286)	(889)
Gains (losses) from sales	33	(47)	(47)	(84)	325
Ending Balance	$6,385	$6,506	$7,353	$6,722	$6,800

The following table presents the composition of the foreclosed property portfolio at the quarter ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018
Land	$1,842	$1,842	$2,216	$2,306	$2,377
Land Development	2,788	2,809	2,809	2,809	2,904
Residential Real Estate	1,214	1,304	1,925	1,204	1,116
Commercial Real Estate	541	551	403	403	403
Total	$6,385	$6,506	$7,353	$6,722	$6,800

Past Due Loans

At September 30, 2019, total accruing past due loans were $55.1 million or 0.45% of total loans held for investment, compared to $61.9 million or 0.64% of total loans held for investment at December 31, 2018 and $46.6 million or 0.49% of total loans held for investment at September 30, 2018. Of the total past due loans still accruing interest at September 30, 2019, $12.0 million or 0.10% of total loans held for investment were past due 90 days or more, compared to $8.9 million or 0.09% of total loans held for investment at December 31, 2018 and $9.5 million or 0.10% of total loans held for investment at September 30, 2018.

Net Charge-offs

For the quarter ended September 30, 2019, net charge-offs were $7.7 million or 0.25% of average loans on an annualized basis, compared to $3.2 million or 0.13% for the same quarter last year. For the nine months ended September 30, 2019, net charge-offs were $16.2 million or 0.18% of total average loans on annualized basis, compared to $6.0 million or

0.08% for the same period in 2018. The majority of net charge-offs in 2019 have been related to consumer loans and a construction and land development loan.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2019 was $9.1 million, an increase of $6.0 million compared with the same quarter last year. The provision for loan losses for the nine months ended September 30, 2019 was $19.0 million compared to $9.3 million for the nine months ended September 30, 2018. The increase in the provision for loan losses compared to the third quarter of 2018 and the nine months ended September 30, 2018 was primarily driven by an increase in net charge-offs and loan growth.

Allowance for Loan Losses

The ALL of $43.8 million at September 30, 2019 is an increase of $2.8 million compared to the ALL at December 31, 2018 primarily due to loan growth. The current level of the ALL reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the ALL. The ALL as a percentage of the total loans held for investment was 0.36% at September 30, 2019, 0.42% at December 31, 2018, and 0.44% at September 30, 2018. The decline in the allowance ratio was primarily attributable to the acquisition of Access in the first quarter of 2019. In acquisition accounting, there is no carryover of previously established ALL.

The following table summarizes activity in the ALL during the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018
Balance, beginning of period	$42,463	$40,827	$41,045	$41,294	$41,270
Loans charged-off:
Commercial	304	878	980	141	233
Real estate	3,998	765	1,093	2,806	1,435
Consumer	5,015	4,291	3,866	3,184	2,892
Total loans charged-off	9,317	5,934	5,939	6,131	4,560
Recoveries:
Commercial	255	321	360	121	153
Real estate	548	553	555	391	622
Consumer	771	796	781	574	626
Total recoveries	1,574	1,670	1,696	1,086	1,401
Net charge-offs	7,743	4,264	4,243	5,045	3,159
Provision for loan losses - continuing operations	9,100	5,900	4,025	4,800	3,100
Provision for loan losses - discontinued operations	—	—	—	(4)	83
Balance, end of period	$43,820	$42,463	$40,827	$41,045	$41,294

ALL to loans	0.36%	0.35%	0.34%	0.42%	0.44%
Net charge-offs to average loans	0.25%	0.14%	0.15%	0.21%	0.13%
Provision to average loans	0.29%	0.20%	0.15%	0.20%	0.13%

The following table shows both an allocation of the ALL among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans held for investment as of the quarters ended (dollars in thousands):

	September 30,		June 30,		March 31,		December 31,		September 30,
	2019		2019		2019		2018		2018
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$9,149	16.7%	$7,696	16.6%	$7,411	15.6%	$7,636	13.6%	$6,702	12.3%
Real estate	24,916	76.0%	25,120	75.8%	24,848	76.7%	24,821	76.9%	26,432	78.3%
Consumer	9,755	7.3%	9,647	7.6%	8,568	7.7%	8,588	9.5%	8,160	9.4%
Total	$43,820	100.0%	$42,463	100.0%	$40,827	100.0%	$41,045	100.0%	$41,294	100.0%
(1)	Represents the loan balance divided by total loans held for investment.

Deposits

As of September 30, 2019, total deposits were $13.0 billion, an increase of $3.1 billion, or 30.8%, from December 31, 2018. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $2.9 billion accounted for 29.3% of total interest-bearing deposits at September 30, 2019.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	September 30, 2019		December 31, 2018
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Non-interest bearing	$3,155,174	24.2%	$2,094,607	21.0%
NOW accounts	2,515,777	19.3%	2,288,523	23.0%
Money market accounts	3,737,426	28.6%	2,875,301	28.8%
Savings accounts	739,505	5.7%	622,823	6.2%
Time deposits of $100,000 and over(1)	1,770,707	13.6%	1,067,181	10.7%
Other time deposits	1,126,123	8.6%	1,022,525	10.3%
Total Deposits	$13,044,712	100.0%	$9,970,960	100.0%
(1)	Includes time deposits of $250,000 and over of $717,090 and $292,224 as of September 30, 2019 and December 31, 2018, respectively.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of September 30, 2019 and December 31, 2018, there were $194.2 million and $188.5 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets.

Maturities of time deposits as of September 30, 2019 were as follows (dollars in thousands):

Amount
Within 3 Months	$527,931
3 - 12 Months	1,114,970
Over 12 Months	1,253,929
Total	$2,896,830

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

On February 1, 2019, the Company completed its acquisition of Access. As a result, as of September 30, 2019, the Company’s assets exceeded $15.0 billion and the trust preferred capital notes qualify for Tier 2 capital for regulatory purposes.

On July 10, 2019, the Company announced that its Board of Directors has authorized a share repurchase program to purchase up to $150.0 million of the Company’s common stock through June 30, 2021 in open market transactions or privately negotiated transactions. Authority remained to repurchase approximately $92.0 million and $115 million of the Company’s common stock as of November 1, 2019 and September 30, 2019, respectively.

The table summarizes the Company’s capital and related ratios for the periods presented (3) (dollars in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Common equity Tier 1 capital	$ 1,441,259	$ 1,106,871	$ 1,069,539
Tier 1 capital	1,441,259	1,236,709	1,199,189
Tier 2 capital	337,436	199,002	199,301
Total risk-based capital	1,778,695	1,435,711	1,398,491
Risk-weighted assets	13,752,804	11,146,898	10,780,051
Capital ratios:
Common equity Tier 1 capital ratio	10.48%	9.93%	9.92%
Tier 1 capital ratio	10.48%	11.09%	11.12%
Total capital ratio	12.93%	12.88%	12.97%
Leverage ratio (Tier 1 capital to average assets)	8.94%	9.71%	9.89%
Capital conservation buffer ratio (1)	4.48%	4.88%	4.97%
Common equity to total assets	14.48%	13.98%	14.06%
Tangible common equity to tangible assets (2)	9.23%	8.84%	8.74%
(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.
(2)	Refer to “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with GAAP
(3)	All ratios and amounts at September 30, 2019 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed.

NON-GAAP FINANCIAL MEASURES

In reporting the results of the three and nine months ended September 30, 2019, the Company has provided supplemental performance measures on a tax-equivalent, tangible, and/or operating basis. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance.

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

The following table reconciles these non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest Income (FTE)
Interest and dividend income (GAAP)	$178,345	$131,363	$525,122	$388,151
FTE adjustment	2,804	2,014	8,468	5,860
Interest and dividend income FTE (non-GAAP)	$181,149	$133,377	$533,590	$394,011
Average earning assets	$15,191,792	$11,383,320	$14,700,019	$11,506,200
Yield on interest-earning assets (GAAP)	4.66%	4.58%	4.78%	4.51%
Yield on interest-earning assets (FTE) (non-GAAP)	4.73%	4.65%	4.85%	4.58%
Net Interest Income (FTE)
Net Interest Income (GAAP)	$136,601	$105,963	$402,743	$317,602
FTE adjustment	2,804	2,014	8,468	5,860
Net Interest Income FTE (non-GAAP)	139,405	107,977	411,211	323,462
Average earning assets	$15,191,792	$11,383,320	$14,700,019	$11,506,200
Net interest margin (GAAP)	3.57%	3.69%	3.66%	3.69%
Net interest margin (FTE) (non-GAAP)	3.64%	3.76%	3.74%	3.76%
Tangible Assets
Ending Assets (GAAP)	$17,441,035	$13,371,742	$17,441,035	$13,371,742
Less: Ending goodwill	929,815	727,699	929,815	727,699
Less: Ending amortizable intangibles	78,241	51,563	78,241	51,563
Ending tangible assets (non-GAAP)	$16,432,979	$12,592,480	$16,432,979	$12,592,480
Tangible Common Equity
Ending Equity (GAAP)	$2,525,031	$1,880,029	$2,525,031	$1,880,029
Less: Ending goodwill	929,815	727,699	929,815	727,699
Less: Ending amortizable intangibles	78,241	51,563	78,241	51,563
Ending tangible common equity (non-GAAP)	$1,516,975	$1,100,767	$1,516,975	$1,100,767
Average equity (GAAP)	$2,528,435	$1,880,582	$2,429,912	$1,851,072
Less: Average goodwill	930,525	723,785	906,476	724,940
Less: Average amortizable intangibles	80,510	53,267	80,605	51,829
Average tangible common equity (non-GAAP)	$1,517,400	$1,103,530	$1,442,831	$1,074,303
ROE (GAAP)	8.35%	8.06%	7.58%	7.38%
Common equity to assets (GAAP)	14.48%	14.06%	14.48%	14.06%
Tangible common equity to tangible assets (non-GAAP)	9.23%	8.74%	9.23%	8.74%
Book value per share (GAAP)	$31.29	$28.68	$31.29	$28.68
Tangible book value per share (non-GAAP)	$18.80	$16.79	$18.80	$16.79
Operating Measures
Net income (GAAP)	$53,238	$38,197	$137,692	$102,163
Merger-related costs, net of tax	2,819	1,129	25,973	29,902
Net operating earnings (non-GAAP)	$56,057	$39,326	$163,665	$132,065

Weighted average common shares outstanding, diluted	81,832,868	66,013,152	80,183,113	65,873,202
Earnings per common share, diluted (GAAP)	$0.65	$0.58	$1.72	$1.55
Operating earnings per share, diluted (non-GAAP)	$0.69	$0.60	$2.04	$2.01

Average assets (GAAP)	$17,203,328	$12,947,352	$16,639,041	$13,061,453
ROA (GAAP)	1.23%	1.17%	1.11%	1.05%
Operating ROA (non-GAAP)	1.29%	1.21%	1.32%	1.35%

Average common equity (GAAP)	$2,528,435	$1,880,582	$2,429,912	$1,851,072
ROE (GAAP)	8.35%	8.06%	7.58%	7.38%
Operating ROE (non-GAAP)	8.80%	8.30%	9.01%	9.54%

Noninterest expense (GAAP)	$111,687	$76,349	$324,022	$263,234
Less: Merger-related costs	2,435	1,429	26,928	37,414
Less: Rebranding-related costs	1,133	—	5,553	—
Less: Amortization of intangible assets	4,764	3,490	13,919	9,885
Operating noninterest expense (non-GAAP)	$103,355	$71,430	$277,622	$215,935

Net interest income (GAAP)	$136,601	$105,963	$402,743	$317,602
Net interest income (FTE) (non-GAAP)	$139,405	$107,977	$411,211	$323,462
Noninterest income (GAAP)	$48,106	$19,887	$103,621	$80,752

Efficiency ratio (GAAP)	60.47%	60.67%	63.99%	66.08%
Operating efficiency ratio (FTE) (non-GAAP)	55.12%	58.59%	53.92%	55.87%
Operating ROTCE
Operating Net Income (non-GAAP)	$56,057	$39,326	$163,665	$132,065
Plus: Amortization of intangibles, tax effected	3,764	2,757	10,996	7,809
Net Income before amortization of intangibles (non-GAAP)	$59,821	$42,083	$174,661	$139,874

Average tangible common equity (non-GAAP)	$1,517,400	$1,103,530	$1,442,831	$1,074,303
Operating return on average tangible common equity (non-GAAP)	15.64%	15.13%	16.18%	17.41%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of September 30, 2019 and 2018 (dollars in thousands):

	Change In Net Interest Income
	September 30,
	2019		2018
	%	$	%	$
Change in Yield Curve:
+300 basis points	13.16	73,140	7.34	32,889
+200 basis points	8.71	48,405	5.41	24,219
+100 basis points	4.48	24,893	2.76	12,369
Most likely rate scenario	—	—	—	—
-100 basis points	(5.39)	(29,980)	(3.40)	(15,236)
-200 basis points	(8.71)	(48,423)	(7.52)	(33,701)

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

From a net interest income perspective, the Company was more asset sensitive as of September 30, 2019, compared to its position as of September 30, 2018. This shift is in part due to the changing market characteristics of certain deposit products and in part due to various other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended September 30, 2019 and 2018 (dollars in thousands):

	Change In Economic Value of Equity
	September 30,
	2019		2018
	%	$	%	$
Change in Yield Curve:
+300 basis points	(4.13)	(132,210)	(4.48)	(117,972)
+200 basis points	(2.44)	(78,042)	(2.64)	(69,687)
+100 basis points	(0.97)	(31,031)	(1.03)	(27,234)
Most likely rate scenario	—	—	—	—
-100 basis points	(3.43)	(109,752)	(0.96)	(25,237)
-200 basis points	(9.63)	(307,914)	(3.59)	(94,539)

As of September 30, 2019, the Company’s economic value of equity is less sensitive in a rising interest rate environment compared to September 30, 2018 primarily due to the composition of the Consolidated Balance Sheets and due in part to the market characteristics of certain deposits.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable.

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other

The following information describes the Company’s common stock repurchases for the three months ended September 30, 2019:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate value of shares remaining that may be purchased under the plan ($)
July 1 - July 31, 2019	2,308	35.49	-	150,000,000
August 1 - August 31, 2019	556,745	35.90	556,365	130,027,000
September 1 - September 30, 2019	413,762	37.01	412,900	114,746,000
Total	972,815	36.37	969,265

(1) Effective July 8, 2019, the Company’s Board of Directors authorized a share repurchase program to purchase up to $150.0 million worth of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The repurchase program is authorized through June 30, 2021. During the three months ended September 30, 2019, 3,550 shares were withheld upon the vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

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

101.00

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended September 30, 2019 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104.00	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: November 5, 2019	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: November 5, 2019	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)