Form 10-K
period 2019-12-31
Atlantic Union Bankshares Corp
filed 2020-02-25
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20293

ATLANTIC UNION BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1598552
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1051 East Cary Street, Suite 1200, Richmond, Virginia 23219

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (804) 633-5031

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $1.33 per share	AUB	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the second fiscal quarter of 2019, was approximately $2,850,450,474 based on the closing share price on that date of $35.33 per share.

The number of shares of common stock outstanding as of February 19, 2020 was 79,216,981.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-K

i

Glossary of Acronyms and Defined Terms

Access	–	Access National Corporation and its subsidiaries
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Atlantic Union Bank (formerly, Union Bank & Trust)
BHCA	–	Bank Holding Company Act of 1956
BOLI	–	Bank-owned life insurance
bps	–	Basis points
CCPs	–	Central Counterparty Clearinghouses
CAMELS	–	International rating system bank supervisory authorities use to rate financial institutions
CDARS	–	Certificates of Deposit Account Registry Service
CECL	–	Current expected credit losses
CME	–	Chicago Mercantile Exchange
CFPB	–	Consumer Financial Protection Bureau
CLP	–	Commercial Loan Policy
Code	–	Internal Revenue Code of 1986
the Company	–	Atlantic Union Bankshares Corporation (formerly, Union Bankshares Corporation) and its subsidiaries
CRA	–	Community Reinvestment Act of 1977
DHFB	–	Dixon, Hubard, Feinour & Brown, Inc.
DIF	–	Deposit Insurance Fund
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EGRRCPA	–	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	–	Earnings per share
ESOP	–	Employee Stock Ownership Plan
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FCMs	–	Futures Commission Merchants
FDIA	–	Federal Deposit Insurance Act
FDIC	–	Federal Deposit Insurance Corporation
FDICIA	–	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve Act	–	Federal Reserve Act of 1913, as amended
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FICO	–	Financing Corporation
FMB	–	First Market Bank, FSB
Form 10-K	–	Annual Report on From 10-K for the year ended December 31, 2019
FRB or Federal Reserve	–	Board of Governors of the Federal Reserve System
FTE	–	Fully taxable equivalent
GAAP or U.S. GAAP	–	Accounting principles generally accepted in the United States
HTM	–	Held to maturity
IDC	–	Interactive Data Corporation
LCH	–	London Clearing House
MBS	–	Mortgage-Backed Securities
NOW	–	Negotiable order of withdrawl
LIBOR	–	London Interbank Offered Rate
NOL	–	Net operating losses
NPA	–	Nonperforming assets
OAL	–	Outfitter Advisors, Ltd.
OCI	–	Other comprehensive income

ODCM	–	Old Dominion Capital Management, Inc.
OFAC	–	Office of Foreign Assets Control
OREO	–	Other real estate owned which includes foreclosed properties and former bank premises
OTTI	–	Other than temporary impairment
PCA	–	Prompt Corrective Action
PCI	–	Purchased credit impaired
PSU	–	Performance stock units
REVG	–	Real Estate Valuation Group
ROA	–	Return on average assets
ROE	–	Return on average common equity
ROTCE	–	Return on average tangible common equity
ROU Asset	–	Right of Use Asset
SAB	–	Staff Accounting Bulletin
SCC	–	Virginia State Corporation Commission
SEC	–	U.S. Securities and Exchange Commission
Securities Act	–	Securities Act of 1933, as amended
Shore Premier	–	Shore Premier Finance, a division of the Bank
Shore Premier sale	–	The sale of substantially all of the assets and certain specific liabilities of Shore Premier
Tax Act	–	Tax Cuts and Jobs Act of 2017
TDR	–	Troubled debt restructuring
TFSB	–	The Federal Savings Bank
Topic 606	–	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
Treasury	–	U.S. Department of the Treasury
UIG	–	Union Insurance Group, LLC
UISI	–	Union Investment Services, Inc.
UMG	–	Union Mortgage Group, Inc.
VFG	–	Virginia Financial Group, Inc.
Xenith	–	Xenith Bankshares, Inc.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact, are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks and uncertainties, some of which cannot be predicted or quantified. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

●	changes in interest rates,
●	general economic and financial market conditions in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels, and slowdowns in economic growth,
●	the Company’s ability to manage its growth or implement its growth strategy,
●	the introduction of new lines of business or new products and services,
●	the possibility that any of the anticipated benefits of the acquisition of Access will not be realized or will not be realized within the expected time period, the expected revenue synergies and cost savings from the acquisition may not be fully realized or realized within the expected time frame, revenues following the acquisition may be lower than expected, or customer and employee relationships and business operations may be disrupted by the acquisition,
●	the Company’s ability to recruit and retain key employees,
●	the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets,
●	real estate values in the Bank’s lending area,
●	an insufficient ALL,
●	the quality or composition of the loan or investment portfolios,
●	concentrations of loans secured by real estate, particularly commercial real estate,
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk,
●	demand for loan products and financial services in the Company’s market area,
●	the Company’s ability to compete in the market for financial services,
●	technological risks and developments, and cyber-threats, attacks or events,
●	performance by the Company’s counterparties or vendors,
●	deposit flows,
●	the availability of financing and the terms thereof,
●	the level of prepayments on loans and mortgage-backed securities,
●	legislative or regulatory changes and requirements,
●	the effects of changes in federal, state or local tax laws and regulations,
●	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Federal Reserve,
●	changes to applicable accounting principles and guidelines, and
●	other factors, many of which are beyond the control of the Company.

More information on risk factors that could affect the Company’s forward-looking statements is included under the section entitled “Risk Factors” set forth herein. All risk factors and uncertainties described herein should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements in this Annual Report. Forward-looking statements speak only as of the date they are made. The Company does not intend or assume any obligation to update, revise or clarify any forward-looking statements that may be made from time to time by or on behalf of the Company, whether as a result of new information, future events or otherwise.

v

PART I

ITEM 1. - BUSINESS.

GENERAL

The Company is a financial holding company and a bank holding company organized under Virginia law and registered under the BHCA. The Company, headquartered in Richmond, Virginia is committed to the delivery of financial services through its subsidiary Atlantic Union Bank and non-bank financial services affiliates. As of February 1, 2020, the Company’s bank subsidiary and certain non-bank financial services affiliates were:

Bank Subsidiary
Atlantic Union Bank	Richmond, Virginia

Non-Bank Financial Services Affiliates
Dixon, Hubard, Feinour & Brown, Inc.	Roanoke, Virginia
Middleburg Investment Services, LLC	Reston, Virginia
Old Dominion Capital Management, Inc.	Charlottesville, Virginia
Outfitter Advisors, Ltd.	McLean, Virginia
Union Insurance Group, LLC	Richmond, Virginia

History

The Company was formed in connection with the July 1993 merger of Northern Neck Bankshares Corporation and Union Bancorp, Inc. Although the Company was formed in 1993, Union Bank & Trust Company, a predecessor of Atlantic Union Bank, was formed in 1902, and certain other of the community banks that were acquired and ultimately merged to form what is now Atlantic Union Bank were among the oldest in Virginia at the time they were acquired.

The table below indicates the year each community bank was formed, acquired by the Company, and merged into what is now Atlantic Union Bank.

	Formed	Acquired	Merged
Atlantic Union Bank	1902	n/a	2010
Northern Neck State Bank	1909	1993	2010
King George State Bank	1974	1996	1999
Rappahannock National Bank	1902	1998	2010
Bay Community Bank	1999	de novo bank	2008
Guaranty Bank	1981	2004	2004
Prosperity Bank & Trust Company	1986	2006	2008
First Market Bank, FSB	2000	2010	2010
StellarOne Bank	1994	2014	2014
Xenith Bank	1987	2018	2018
Access National Bank	1999	2019	2019

On January 1, 2018, the Company completed its acquisition of Xenith and the merger of Xenith’s wholly-owned subsidiary, Xenith Bank, with and into the Bank, with the Bank surviving.

On February 1, 2019, the Company completed its acquisition of Access and the merger of Access’ wholly-owned subsidiary, Access National Bank, with and into the Bank, with the Bank surviving. In connection with the foregoing, the Company acquired the former subsidiaries of Access and Access National Bank (as applicable), including, without limitation, Middleburg Investment Services, LLC and Middleburg Trust Company.

The Company’s headquarters are located in Richmond, Virginia, and its operations center is located in Ruther Glen, Virginia.

Product Offerings and Market Distribution

The Company is a financial holding company and bank holding company organized under the laws of the Commonwealth of Virginia and headquartered in Richmond, Virginia. The Company provides a full range of financial services through its bank subsidiary, Atlantic Union Bank (formerly, Union Bank & Trust), throughout Virginia and in portions of Maryland and North Carolina. The Bank is a commercial bank chartered under the laws of the Commonwealth of Virginia that provides banking, trust, and wealth management services. As of February 1, 2020, the Bank had 149 branches and approximately 170 ATMs located throughout Virginia, and portions of Maryland and North Carolina. Middleburg Financial is a brand name used by Atlantic Union Bank and certain affiliates when providing trust, wealth management, private banking, and investment advisory products and services. Certain non-bank affiliates of the Company include: Old Dominion Capital Management, Inc., and its subsidiary Outfitter Advisors, Ltd., Dixon, Hubard, Feinour & Brown, Inc., and Middleburg Investment Services LLC, which provide investment advisory and/or brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

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

Middleburg Investment Services, LLC offers brokerage services and executes securities transactions through Raymond James, Inc., an independent broker dealer.

The Bank has loan production offices in North Carolina and Maryland.

In the fourth quarter of 2018, the Bank completed a wind-down of the operations of UMG, the reportable mortgage segment. As a result of the acquisition of Access, the Bank now operates a mortgage business as a division of the Bank under the Atlantic Union Bank Home Loans Division brand. The Atlantic Union Bank Home Loans Division business lends to borrowers nationwide.

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

ODCM is a registered investment advisory firm with offices in Charlottesville and Alexandria, Virginia. ODCM and its subsidiary, OAL, offer investment management and financial planning services primarily to families and individuals. Securities are offered through a third-party contractual agreement with Charles Schwab & Co., Inc., an independent broker dealer.

DHFB is a Roanoke, Virginia based investment advisory firm.

Following the Company’s acquisition of Access, (i) Capital Fiduciary Advisors, L.L.C., formerly a registered investment advisor, provided wealth management services to high net worth individuals, businesses, and institutions; and (ii) Middleburg Trust Company provided trust services to high net worth individuals, businesses and institutions. Capital Fiduciary Advisors, L.L.C. ceased operations in 2019. During the second quarter of 2019, the business of Middleburg Trust Company, which had provided trust services, was combined into the trust division of the Bank. Middleburg Trust Company was subsequently dissolved.

Additionally, on October 22, 2019, the Bank announced a new division of the Bank, Atlantic Union Equipment Finance, which provides equipment financing to commercial and corporate customers. This business includes providing financing for a wide array of equipment types, including marine, tractors, trailers, buses, construction, manufacturing and medical, among others. Effective January 1, 2020, the Bank transferred this equipment finance business to Atlantic Union Equipment Finance, Inc., a wholly-owned subsidiary of the Bank.

SEGMENTS

The Company has one reportable segment: its traditional full-service community banking business. For more financial data and other information about the Company’s operating segment, refer to Note 19 “Segment Reporting & Discontinued Operations” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Effective May 23, 2018, the Bank began winding down the operations of UMG, the reportable mortgage segment. The decision to exit the UMG mortgage business was based on a number of strategic priorities and other factors, including the additional investment in the business required to achieve the necessary scale to be competitive.

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

On May 31, 2016, the Bank acquired ODCM, which currently operates as a stand-alone direct subsidiary of the Bank from its offices in Charlottesville and Alexandria, Virginia. On July 1, 2018, ODCM completed its acquisition of OAL, a McLean, Virginia based investment advisory firm. Together, ODCM and OAL have an aggregate of approximately $817.8 million in assets under management at December 31, 2019.

On January 1, 2018, the Company acquired Xenith, pursuant to the terms and conditions of the Merger Agreement dated May 19, 2017. Pursuant to the Merger Agreement, Xenith’s common shareholders received 0.9354 shares of the Company’s common stock in exchange for each share of Xenith’s common stock, resulting in the Company issuing 21,922,077 shares of common stock. As a result of the transaction, Xenith Bank, Xenith’s wholly-owned bank subsidiary, was merged with and into the Bank.

On April 1, 2018, the Bank completed its acquisition of DHFB, a Roanoke, Virginia based investment advisory firm with approximately $615.4 million in assets under management at December 31, 2019.

On February 1, 2019, the Company acquired Access, pursuant to the Agreement and Plan of Reorganization dated as of October 4, 2018, as amended December 7, 2018, including a related Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Access’s common shareholders received 0.75 shares of the Company’s common stock in exchange for each share of Access’s common stock, with cash paid in lieu of fractional shares, resulting in the Company issuing 15,842,026 shares of common stock. In connection with the transaction, Access National Bank, Access’s wholly-owned bank subsidiary, was merged with and into the Bank.

EMPLOYEES

As of December 31, 2019, the Company had 1,989 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, and operations and other support personnel. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company provides employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid time off, educational opportunities, a cash incentive plan, stock incentive plans, deferred compensation plans for officers and key employees, an ESOP, and a 401(k) plan with employer match.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name (Age)	Title and Principal Occupation During at Least the Past Five Years

John C. Asbury (54)

Chief Executive Officer of the Company since January 2017 and President since October 2016; Chief Executive Officer of the Bank since October 2016 and President of the Bank from October 2016 until September 2017 and May to September 2018; President and Chief Executive Officer of First National Bank of Santa Fe from February 2015 until August 2016; Senior Executive Vice President and Head of the Business Services Group at Regions Bank from May 2010 until July 2014, after joining Regions Bank in March 2008 as Business Banking Division Executive; Senior Vice President at Bank of America in a variety of roles; joined the Company’s Board of Directors in 2016.

Robert M. Gorman (61)

Executive Vice President and Chief Financial Officer of the Company since joining the Company in July 2012; Senior Vice President and Director of Corporate Support Services in 2011, and Senior Vice President and Strategic Financial Officer of SunTrust Banks, Inc., from 2002 to 2011; serves as a member of the Board of Directors of certain of the Company’s affiliates, including ODCM and DHFB.

Maria P. Tedesco (59)

Executive Vice President of the Company and President of the Bank since September 2018; Chief Operating Officer for Retail at BMO Harris Bank based in Chicago from 2016 to 2018; Senior Executive Vice President and Managing Director of the Retail Bank at Santander Bank, N.A. from 2013 to 2015; various positions with Citizens Financial Group, Inc. from 1994 to 2013.

David G. Bilko (61)

Executive Vice President and Chief Risk Officer of the Company since joining the Company in January 2014; Chief Risk Officer of StellarOne Corporation from January 2012 to January 2014; Chief Audit Officer of StellarOne Corporation from June 2011 to January 2012; Corporate Operational Risk Officer of SunTrust Banks, Inc. from May 2010 to May 2011; Chief Audit Executive of SunTrust Banks, Inc. from November 2005 to April 2010; various positions with SunTrust Banks, Inc. from 1987 to 2011; serves as a member of the Board of Directors of ODCM and DHFB.

M. Dean Brown (55)

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

Loreen A. Lagatta (51)

Executive Vice President and Chief Human Resources Officer of the Company since 2015; Senior Vice President and Director of Human Resources of the Bank from 2011 to 2015; Director of Human Resources of Capital One Financial Corporation from June 2008 to October 2011; Vice President, Compensation - Brokerage Division of Wells Fargo Securities (formerly, Wachovia Corporation) from 2006 to June 2008; Vice President, Senior HR Business Partner - Alternative Investments of Citigroup, Inc. from 2000 to 2006, and various positions with Citigroup, Inc. from 1991 to 2000.

Shawn E. O’Brien (48)

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

David V. Ring (56)

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

COMPETITION

The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions, other independent community banks, as well as consumer finance companies, mortgage companies, loan production offices, mutual funds, and life insurance companies. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, and the reputation of the institution. Credit unions increasingly have been allowed to expand their membership definitions, and because they enjoy a favorable tax status, they have been able to offer more attractive loan and deposit pricing. The Company’s non-bank affiliates also operate in highly competitive environments. The Company believes its community bank framework and philosophy provide a competitive advantage, particularly with regard to larger national and regional institutions, allowing the Company to compete effectively. The Company has a strong market share within the markets it serves. The Company’s deposit market share in Virginia was 7.0% of total bank deposits as of June 30, 2019, making it the largest regional bank headquartered in Virginia at that time.

ECONOMY

The economies in the Company’s market areas are widely diverse and include local and federal government, military, agriculture, and manufacturing. Based on Virginia Employment Commission data, the state’s seasonally-adjusted unemployment rate is 2.6% as of December 31, 2019 compared to 2.8% at year-end 2018, and continues to be below the national rate of 3.5% at year-end 2019. The Company’s management continues to consider future economic events and their impact on the Company’s performance while focusing attention on managing nonperforming assets, controlling costs, and working with borrowers to mitigate and protect against risk of loss.

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

Banking Acquisitions; Changes in Control. The BHCA and related regulations require, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, any outstanding regulatory compliance issues of any institution that is a party to the transaction, the projected capital ratios and levels on a post-acquisition basis, the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction, the parties’ managerial resources and risk management and governance processes and systems, the parties’ compliance with the Bank Secrecy Act and anti-money laundering requirements, and the acquiring institution’s performance under the CRA and its compliance with fair housing and other consumer protection laws.

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

In addition to dividends it receives from the Bank, the Company receives management fees from its affiliated companies for expenses incurred related to corporate actions. The fees are eliminated from the financial statements in the consolidation process.

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

As the Bank exceeded $10.0 billion in assets on January 1, 2018, effective July 1, 2019 the Bank became subject to the interchange fee cap, and no longer qualifies for the small issuer exemption from the cap. The small issuer exemption applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year.

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

The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Company were 10.24%, 10.24% and 12.63%, respectively, as of December 31, 2019, thus exceeding the minimum requirements for "well capitalized" status. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Bank were 12.18%, 12.18% and 12.48%, respectively, as of December 31, 2019, also exceeding the minimum requirements for "well capitalized" status.

Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines require a minimum Tier 1 leverage ratio of 3.0% for advanced approach banking organizations; all other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4.0%. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for PCA, its Tier 1 leverage ratio must be at least 5.0%. Banking organizations that have experienced internal growth or made acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2019, the Tier 1 leverage ratios of the Company and the Bank were 8.79% and 10.45%, respectively, well above the minimum requirements.

The Federal Reserve’s final rules also imposed a capital conservation buffer requirement that began to be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, and increased by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

The Federal Reserve’s final rules also included changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development, and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

The Federal Reserve’s regulatory capital rules also provide that in some circumstances trust preferred securities may not be considered Tier 1 capital of a bank holding company with total consolidated assets of greater than $15 billion, and instead will qualify as Tier 2 capital. The Company has $155.2 million of trust preferred securities outstanding and approximately $17.6 billion in assets as of December 31, 2019.

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

As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment structure, set a target “designated reserve ratio” of 2 percent for the DIF, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2019, total base assessment rates for institutions that have been insured for at least five years with assets of $10 billion range from 1.5 to 40 bps. In addition, institutions with assets over $10 billion are subject to a surcharge equal to 4.5 bps of assets that exceed $10 billion, and will apply until the reserve ratio reaches 1.35 percent. In 2019 and 2018, the Company paid $5.4 million and $5.0 million, respectively, in deposit insurance assessments. In 2019, the Company received a $3.8 million FDIC small bank assessment expense credit as the deposit insurance fund reserve ratio exceeded 1.38%.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2019.

As described above in “The Bank – Capital Requirements,” the Federal Reserve’s final rules to implement the Basel III regulatory capital reforms incorporate new requirements into the PCA framework.

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

FHLB. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional Federal Home Loan Banks that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each Federal Home Loan Bank serves as a reserve, or central bank, for the members within its assigned region, and makes loans to its members in accordance with policies and procedures established by the Board of Directors of the applicable Federal Home Loan Bank. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2019, the Bank owned $63.9 million of FHLB stock.

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

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to the Company and the Bank. The EGRRCPA and subsequent promulgation of inter-agency final rules have aimed at simplifying and tailoring requirements related to the Volcker Rule. In August 2019, the FDIC modified the rule to, among other things, eliminate the collection of certain metrics and reduce the compliance burdens associated with the remaining metrics requirements, depending on the banking entity’s total consolidated trading assets and liabilities. In October 2019, the Federal Reserve and the SEC approved the Volcker Rule changes. Due to the changing regulatory landscape, the Company will continue to evaluate the implications of the Volcker Rules on its investments, including new impacts as a result of the changes, but does not expect any material financial implications.

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

The Company’s and the Bank’s mortgage origination activities are subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g., prime loans) are given a safe harbor of compliance. To meet the mortgage credit needs of a broader customer base, the Company is predominantly an originator of mortgages that are intended to be in compliance with the ability-to-pay requirements. On November 15, 2019, the CFPB issued an interpretive rule providing that loan originators with temporary authority may act as a loan originator for a temporary period of time, as specified in the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, in a state while that state considers their application for a loan originator license, if they meet certain screening and training requirements. The rule was effective November 24, 2019.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of EGRRCPA, the FDIC undertook a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” On December 12, 2019, the FDIC issued a notice of proposed rulemaking to modernize its brokered deposit regulations. At this time, it is difficult to predict what changes, if any, to the brokered deposit regulations will actually be implemented or the effect of such changes on the Company.

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

Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. As of January 1, 2018, the Company and the Bank each have total consolidated assets of more than $10 billion.

EGRRCPA. As a result of the Dodd-Frank Act, institutions with assets that exceed $10 billion, were required among other things to: perform annual stress tests and establish a dedicated risk committee of the board of directors responsible for overseeing enterprise-wide risk management policies, which must be commensurate with capital structure, risk profile, complexity, activities, size, and other appropriate risk-related factors, and must include as a member at least one risk management expert. In addition, such institutions (i) may be examined for compliance with federal consumer protection laws primarily by the CFPB; (ii) are subject to increased FDIC deposit insurance assessment requirements; (iii) are subject to a cap on debit card interchange fees; and (iv) may be subject to higher regulatory capital requirements.

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

In particular, following the enactment of EGRRCPA, bank holding companies with less than $100 billion in assets, such as the Company, are exempt from the enhanced prudential standards imposed under Section 165 of the Dodd-Frank Act (including but not limited to resolution planning and enhanced liquidity and risk management requirements). Nonetheless, the capital planning and risk management practices of the Company and the Bank will continue to be reviewed through the regular supervisory processes of the Federal Reserve.

Furthermore, EGRRCPA increased the asset threshold for requiring a bank holding company to establish a separate risk committee of independent directors from $10 billion to $50 billion. Notwithstanding the changes implemented by EGRRCPA increasing this asset threshold, the Company has retained its separate risk committee of independent directors.

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

Filings with the SEC

The Company files annual, quarterly, and other reports under the Exchange Act with the SEC. These reports and this Form 10-K are posted and available at no cost on the Company’s investor relations website, http://investors.atlanticunionbank.com, as soon as reasonably practicable after the Company files such documents with the SEC. The information contained on the Company’s website is not a part of this Form 10-K or of any other filing with the SEC. The Company’s filings are also available through the SEC’s website at http://www.sec.gov.

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

The banking industry is directly affected by national, regional, and local economic conditions. The economies in the Company’s market areas continued to improve during 2019, though there is no assurance that economic improvements will continue in the future. Management allocates significant resources to mitigate and respond to risks associated with changing economic conditions, however, such conditions cannot be predicted or controlled. Adverse changes in economic conditions, including a reduction in federal government spending, flatter yield curve, extended low interest rates, or negative changes in consumer and business spending, borrowing, and savings habits, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. In addition, the Company holds securities which can be significantly affected by various factors, including interest rates and credit ratings assigned by third parties. Rising interest rates or an adverse credit rating on securities held by the Company could result in a reduction of the fair value of its securities portfolio and have an adverse impact on the Company’s financial condition.

Adverse changes in economic conditions in Virginia, Maryland, or North Carolina or adverse conditions in an industry on which a local market in which the Company does business could hurt the Company’s business in a material way.

The Company provides full-service banking and other financial services throughout Virginia and in portions of Maryland and North Carolina. The Company’s loan and deposit activities are directly affected by, and the Company’s financial success depends on, economic conditions within the local markets in which the Company does business, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market relies could adversely affect such factors as unemployment rates, business formations and expansions, housing demand, apartment vacancy rates and real estate values in the local market. This could result in, among other things, a decline in loan demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral and a decline in the net worth and liquidity of borrowers and guarantors. Any of these factors could hurt the Company’s business in a material way.

The Company’s operations may be adversely affected by cyber security risks and cyber-attacks.

In the ordinary course of business, the Company collects and stores confidential and sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to the Company’s operations and business strategy. In addition, the Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems, such as "hacking", "identity theft" and "cyber fraud", could result in failures or disruptions in the Company’s customer relationship management, the general ledger, deposits, loans, and other systems. The Company has invested in technologies, and continually reviews its controls, processes and practices that are designed to protect its networks, computers, and data, including customer information from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate protective measures.

There can be no assurance that the Company will not suffer cyber-attacks or other information security breaches or be impacted by losses from such events in the future. The Company’s risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats, current use of internet banking and mobile banking channels, expanded operations and third-party information systems. Recent instances of attacks specifically targeting financial services businesses indicate that the risk to the Company’s systems remains significant.

A breach of any kind could compromise systems, and the information stored there could be accessed, damaged, or disclosed. A breach in security or other failure could result in legal claims, regulatory penalties, disruption in operations, remediation expenses, costs associated with customer notification and credit monitoring services, increased insurance premiums, fines and costs associated with civil litigation, loss of customers and business partners, loss of confidence in the security of our systems, products and services, and damage to the Company’s reputation, which could adversely affect its business and financial condition. Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

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

The Company’s ALL may prove to be insufficient to absorb credit losses in its loan portfolio.

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

Additionally, the measure of the Company’s ALL is dependent on the adoption and interpretation of accounting standards. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” Under this ASU, the current incurred loss credit impairment methodology will be replaced with the CECL model, a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Accordingly, the implementation of the CECL model will change the Company’s current method of providing ALL and may result in material changes in the Company’s accounting for credit losses on financial instruments. The CECL model may create more volatility in the Company’s level of ALL. If the Company is required to materially increase its level of ALL for any reason, such increase could adversely affect its business, financial condition, and results of operations. The amendment is effective for fiscal years beginning after December 15, 2019. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “Recent Accounting Pronouncements (Issued But Not Adopted)” of this Form 10-K for information regarding the Company’s implementation of CECL.

The Bank’s concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets.

The Bank offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer, equipment financing, and other loans. Many of the Bank’s loans are secured by real estate (both residential and commercial). A major change in the real estate markets or in the local or national economy, resulting in deterioration in the value of this collateral or rental or occupancy rates, could adversely affect borrowers’ ability to pay these loans, which in turn could negatively affect the Bank. The Bank tries to limit its exposure to these risks by monitoring extensions of credit carefully; however, risks of loan defaults and foreclosures are unavoidable in the banking industry. As the Bank cannot fully eliminate credit risk; credit losses will occur in the future. Additionally, changes in the real estate market also affect the value of foreclosed assets, and therefore, additional losses may occur when management determines it is appropriate to sell the assets.

The Bank has significant credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

The Bank’s commercial real estate portfolio consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. The Bank’s loan portfolio contains a number of commercial real estate loans with relatively large balances, and thus the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Bank’s financial condition and results of operations.

The Bank’s banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices, which could have a material adverse effect on the Bank’s results of operations. Such practices include underwriting, internal controls, risk management policies, more granular reporting and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

The Bank’s loan portfolio contains construction and development loans, and a decline in real estate values or economic conditions could adversely affect the value of the collateral securing the loans and have an adverse effect on the Bank’s financial condition.

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

The Bank has increasing reliance on commercial and industrial loans to fund its loan growth. A weakening of economic conditions could adversely affect the collectability of the loans and underlying collateral.

Commercial & industrial loans are generally made to support the Bank’s borrowers’ need for short-term or seasonal cash flow and equipment/vehicle purchases. These loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. The assets securing these loans may depreciate over time or can be difficult to appraise and liquidate, and may fluctuate in value based on the success of the business. This type of collateral may not yield substantial recovery in the event a default occurs and the Bank needs to liquidate the business.

The Bank relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if the Bank is forced to foreclose upon such loans.

A significant portion of the Bank’s loan portfolio consists of loans secured by real estate. The Bank relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the Bank’s loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated as evidenced by an updated appraisal, the Bank may not be able to recover the outstanding balance of the loan.

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

Technology and other changes are allowing parties to complete financial transactions through alternative methods that have historically involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact the Company’s profits.

As a result of the acquisition of Access, the Bank now operates a mortgage business as a division of the Bank under the Atlantic Union Bank Home Loans Division brand. The Atlantic Union Bank Home Loans Division business lends to borrowers nationwide. The success of the Company’s mortgage business is dependent upon its ability to originate loans and sell them to investors, in each case at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Loan production levels may suffer if the Company experiences a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, could significantly reduce its income from mortgage activities. As a result, these conditions would also adversely affect the Company’s results of operations.

Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain cases where the Company has originated loans and sold them to investors, the Company may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on, or related to, their loan application, if appraisals for such properties have not been acceptable or if the loan was not underwritten in accordance with the loan program specified by the loan investor. In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates. If such reserves were insufficient to cover claims from investors, such repurchases or settlements would adversely affect the Company’s results of operations.

The carrying value of goodwill and other intangible assets may be adversely affected.

When the Company completes an acquisition, goodwill and other intangible assets are often recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment, and the Company performs such impairment analysis at least annually. A significant adverse change in expected future cash flows or sustained adverse change in the Company’s common stock could require the asset to become impaired. If impaired, the Company would incur a charge to earnings that would have a significant impact on the results of operations. The Company’s carrying value of goodwill was approximately $935.6 million at December 31, 2019.

The Company’s risk-management framework may not be effective in mitigating risk and loss.

The Company maintains an enterprise risk management program that is designed to identify, assess, mitigate, monitor, and report the risks that it faces. These risks include: interest-rate, credit, liquidity, operational, reputation, compliance, and legal. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management program, or if the Company’s controls break down, the Company’s results of operations and financial condition may be adversely affected.

The Company’s exposure to operational, technological, and organizational risk may adversely affect the Company.

Similar to other financial institutions, the Company is exposed to many types of operational and technological risks, including reputation, legal, and compliance risks. The Company’s ability to grow and compete is dependent on its ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while it expands and integrates acquired businesses. Operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of the Company, and exposure to external events. The Company is dependent on its operational infrastructure to help manage these risks. From time to time, it may need to change or upgrade its technology infrastructure. The Company may experience disruption, and it may face additional exposure to these risks during the course of making such changes. As the Company acquires other financial institutions, it faces additional challenges when integrating different operational platforms. Such integration efforts may be more disruptive to the Company’s business and/or more costly or time-intensive than anticipated.

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

Multiple major U.S. retailers and a major consumer credit reporting agency have experienced data systems incursions in recent years reportedly resulting in the thefts of credit and debit card information, online account information, and other personal and financial data of hundreds of millions of individuals. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although neither the Company’s nor the Bank’s systems are breached in retailer incursions, such incursions can still cause customers to be dissatisfied with the Bank and otherwise adversely affect the Company’s and the Bank’s reputation. These events can also cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers. In some cases, the Bank may be required to reimburse customers for the losses they incur. Credit reporting agency intrusions affect the Bank’s customers and can require these customers and the Bank to increase account monitoring and take remedial action to prevent unauthorized account activity or access. Other possible points of intrusion or disruption not within the Company’s nor the Bank’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

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

The Company has in the past discovered, and may in the future discover, specific areas of its internal controls that need improvement. In addition, the Company continually works to improve the overall operation of its internal controls. The Company cannot, however, be certain that these measures will ensure that it implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to maintain effective controls or to timely implement any necessary improvement of the Company’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company’s reputation, or cause investors to lose confidence in the Company’s reported financial information, all of which could have a material adverse effect on the Company’s results of operation and financial condition and the trading price of the Company’s securities.

Limited availability of financing or inability to raise capital could adversely impact the Company.

The amount, type, source, and cost of the Company’s funding directly impacts the ability to grow assets. In addition, the Company could need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if the Company’s asset quality or earnings were to deteriorate significantly, or if the Company develops an asset concentration that requires the support of additional capital. The ability to raise funds through deposits, borrowings, and other sources could become more difficult, more expensive, or altogether unavailable. A number of factors, many of which are outside the Company’s control, could make such financing more difficult, more expensive or unavailable including: the financial condition of the Company at any given time; rate disruptions in the capital markets; the reputation for soundness and security of the financial services industry as a whole; and competition for funding from other banks or similar financial service companies, some of which could be substantially larger or have stronger credit ratings.

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

The phasing out and ultimate replacement of LIBOR with an alternative reference rate and changes in the manner of calculating other reference rates may adversely impact the value of loans and other financial instruments the Company holds that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact the Company’s financial condition and results of operations.

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. While Intercontinental Exchange, Inc., the company that administers LIBOR, currently plans to continue publishing LIBOR after 2021, liquidity in the interbank markets that those LIBOR estimates are based upon has been declining. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. Efforts in the United States to identify a set of alternative U.S. dollar reference rates include a proposal by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York for the market to transition from LIBOR to the Secured Overnight Financing Rate, or SOFR. Whether or not the SOFR attains market acceptance as a LIBOR replacement remains in question and the future of LIBOR at this time is uncertain. The Company has a significant amount of loans and other financial obligations or extensions of credit that may be adversely affected by the discontinuation of LIBOR and uncertainty regarding its replacement. In addition, uncertainty regarding the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for securities on which the interest or dividend is determined by reference to LIBOR, including the Company’s outstanding fixed-to-floating rate subordinated notes and trust preferred securities. The discontinuation of LIBOR could also result in operational, legal and compliance risks, and if the Company is unable to adequately manage such risks, they could have a material adverse impact on the Company’s reputation and on its business, financial condition, results of operations or future prospects.

Changes in U.S. trade policies and other factors beyond the Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact the Company’s business, financial condition and results of operations.

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer’s margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on the Company or on the markets in which the Company operates, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal – the United States-Mexico-Canada Agreement, or the USMCA – to replace the North American Free Trade Agreement. While ratified by Mexico and approved by the U.S. House of Representatives and Senate, the trade deal is subject to ratification by Canada. The full impact of the USMCA on the Company, its customers and on the economic conditions in the Company’s markets is currently unknown. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact the Company’s and its customers' costs, demand for the Company’s customers' products, and the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

Risks Related to the Company’s Regulatory Environment

Due to the Company’s increased asset size and as a result of recent acquisitions, the Company is subject to additional regulation, increased supervision and increased costs.

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act impose additional regulatory requirements on institutions with $10 billion or more in assets. As of December 31, 2019, the Company had $17.6 billion in total assets. As a result, the Company is subject to the additional regulatory requirements, increased supervision and increased costs, including the following: (i) supervision, examination and enforcement by the Consumer Financial Protection Bureau with respect to consumer financial protection laws; (ii) regulatory stress testing requirements, whereby the Company is required to conduct an annual stress test (using assumptions for baseline, adverse and severely adverse scenarios); (iii) a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates; (iv) enhanced supervision as a larger financial institution; and (v) under the Durbin Amendment to the Dodd-Frank Act, is subject to a cap on the interchange fees that may be charged in certain electronic debit and prepaid card transactions.

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

The Company is subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of its operations. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Laws and regulations change from time to time and are primarily intended for the protection of consumers, depositors, the FDIC’s DIF, and the banking system of the whole, rather than shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies are unpredictable, but may negatively affect the Company or its ability to increase the value of its business. Such changes could include higher capital requirements, increased insurance premiums, increased compliance costs, reductions of noninterest income, limitations on services and products that can be provided, or the increased ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, and policies could result in actions by regulatory agencies or significant litigation against the Company, which could cause the Company to devote significant time and resources to defend itself and may lead to liability, penalties, reputational damage, or regulatory restrictions that materially adversely affect the Company and its shareholders. Future legislation, regulation, and government policy could affect the banking industry as a whole, including the Company’s business and results of operations, in ways that are difficult to predict. In addition, the Company’s results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

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

The authorities that promulgate accounting standards, including the FASB, SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retrospectively to financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs.

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

The value of publicly traded stocks in the financial services sector can be volatile, including due to declining or sustained weak economic conditions, which may make it more difficult for a holder to sell the Company’s common stock when the holder wants and at prices that are attractive. However, even in a stable economic environment the value of the Company’s common stock can be affected by a variety of factors such as expected results of operations, actual results of operations, actions taken by shareholders, news or expectations based on the performance of others in the financial services industry, and expected impacts of a changing regulatory environment. These factors not only impact the value of the Company’s common stock but could also affect the liquidity of the stock given the Company’s size, geographical footprint, and industry.

ITEM 1B. - UNRESOLVED STAFF COMMENTS.

The Company has no unresolved staff comments to report.

ITEM 2. - PROPERTIES.

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The Company leases its corporate headquarters, which is located in an office building at 1051 East Cary Street, Suite 1200, Richmond, Virginia. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. At December 31, 2019, the Bank operated 149 branches throughout Virginia and in portions of Maryland and North Carolina. The Company owns its operations center, which is located in Ruther Glen, Virginia. See the Note 1 “Summary of Significant Accounting Policies”, Note 5 “Premises and Equipment” and Note 7 “Leases” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases.

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

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2019, with (1) the Total Return Index for the NASDAQ Composite, and (2) the Total Return Index for SNL U.S. Bank NASDAQ. This comparison assumes $100 was invested on December 31, 2014 in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company previously also used the Total Return Index for NASDAQ Bank Stock, which is no longer available from the Company’s service provider. Instead, the Company is using the SNL U.S. Bank NASDAQ index as a replacement, which includes many of the same companies that are in the NASDAQ Bank Stock index and are also a part of the Company’s peer group.

Total Return Performance
250
200
150
100
50
Index Value
Atlantic Union Bankshares Corporation
NASDAQ Composite Index
SNL U.S. Bank NASDAQ Index
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ended
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Atlantic Union Bankshares Corporation	$100.00	$107.91	$157.54	$163.32	$130.44	$178.22
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL U.S. Bank NASDAQ	100.00	107.95	149.68	157.58	132.82	166.75

Source: S&P Global Market Intelligence (2020)

Information on Common Stock, Market Prices and Dividends

The Company’s common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “AUB.” There were 80,001,185 shares of the Company’s common stock outstanding at the close of business on December 31, 2019. The shares were held by 6,722 shareholders of record. The closing price of the Company’s common stock on December 31, 2019 was $37.55 per share compared to $28.23 on December 31, 2018.

Regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2019 are set forth in Note 21 “Parent Company Financial Information,” contained in the “Notes to the Consolidated Financial Statements” in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I, Item 1 “Business” of this Form 10-K under the headings “Supervision and Regulation – The Company - Limits on Dividends and Other Payments.”

It is anticipated that dividends will continue to be paid on a quarterly basis. In making its decision on the payment of dividends on the Company’s common stock, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

Stock Repurchase Program

On July 8, 2019, the Company’s Board of Directors authorized a share repurchase program to purchase up to $150 million worth of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The repurchase program is authorized through June 30, 2021.

The following information provides details of the Company’s common stock repurchases for the three months ended December 31, 2019:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2019	583,619	36.93	583,546	93,195,000
November 1 - November 30, 2019	358,165	37.74	358,000	79,686,000
December 1 - December 31, 2019	266,702	37.91	261,133	69,786,000
Total	1,208,486	37.38	1,202,679

(1) For the three months ended December 31, 2019, 5,807 shares were withheld upon the vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

ITEM 6. - SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the Company over each of the past five years ended December 31, (dollars in thousands, except per share amounts):

	2019	2018	2017	2016	2015
Results of Operations
Interest and dividend income	$699,332	$528,788	$329,044	$293,736	$275,387
Interest expense	161,460	102,097	50,037	29,770	24,937
Net interest income	537,872	426,691	279,007	263,966	250,450
Provision for credit losses	21,092	13,736	10,802	8,883	9,450
Net interest income after provision for credit losses	516,780	412,955	268,205	255,083	241,000
Noninterest income	132,815	104,241	62,429	59,849	54,993
Noninterest expenses	418,340	337,767	225,668	213,090	206,310
Income before income taxes	231,255	179,429	104,966	101,842	89,683
Income tax expense	37,557	30,016	32,790	25,944	23,071
Income from continuing operations	193,698	149,413	72,176	75,898	66,612
Discontinued operations, net of tax	(170)	(3,165)	747	1,578	467
Net income (1)	$193,528	$146,248	$72,923	$77,476	$67,079
Financial Condition
Assets	$17,562,990	$13,765,599	$9,315,179	$8,426,793	$7,693,291
Securities available for sale, at fair value	1,945,445	1,774,821	974,222	946,764	903,292
Securities held to maturity, at carrying value	555,144	492,272	199,639	201,526	205,374
Loans held for investment, net of deferred fees and costs	12,610,936	9,716,207	7,141,552	6,307,060	5,671,462
Allowance for loan losses	42,294	41,045	38,208	37,192	34,047
Intangible assets, net	1,009,229	775,853	313,331	318,793	316,832
Tangible assets, net (2)	16,553,761	12,989,746	9,001,848	8,108,000	7,376,459
Deposits	13,304,981	9,970,960	6,991,718	6,379,489	5,963,936
Total borrowings	1,513,748	1,756,278	1,219,414	990,089	680,175
Total liabilities	15,049,888	11,841,018	8,268,850	7,425,761	6,697,924
Common stockholders' equity	2,513,102	1,924,581	1,046,329	1,001,032	995,367
Tangible common stockholders' equity (2)	1,503,873	1,148,728	732,998	682,239	678,535
Ratios
Net interest margin (1)	3.61%	3.67%	3.48%	3.64%	3.73%
Net interest margin (FTE) (2)	3.69%	3.74%	3.63%	3.80%	3.89%
Return on average assets (1)	1.15%	1.11%	0.83%	0.96%	0.90%
Return on average common stockholders' equity (1)	7.89%	7.85%	7.07%	7.79%	6.76%
Efficiency ratio (1)	62.37%	63.62%	66.09%	65.81%	67.54%
CET1 capital (to risk weighted assets)	10.24%	9.93%	9.04%	9.72%	10.55%
Tier 1 capital (to risk weighted assets)	10.24%	11.09%	10.14%	10.97%	11.93%
Total capital (to risk weighted assets)	12.63%	12.88%	12.43%	13.56%	12.46%
Leverage Ratio	8.79%	9.71%	9.42%	9.87%	10.68%
Common equity to total assets	14.31%	13.98%	11.23%	11.88%	12.94%
Tangible common equity / tangible assets (2)	9.08%	8.84%	8.14%	8.41%	9.20%
Asset Quality
Allowance for loan losses	$42,294	$41,045	$38,208	$37,192	$34,047
Nonaccrual loans	$28,232	$26,953	$21,743	$9,973	$11,936
Foreclosed property	$4,708	$6,722	$5,253	$7,430	$11,994
ALL/total outstanding loans	0.34%	0.42%	0.54%	0.59%	0.60%
Nonaccrual loans/total loans	0.22%	0.28%	0.30%	0.16%	0.21%
ALL/nonaccrual loans	149.81%	152.28%	175.73%	372.93%	285.25%
NPAs/total outstanding loans	0.26%	0.35%	0.38%	0.28%	0.42%
Net charge-offs/total average loans	0.17%	0.12%	0.15%	0.09%	0.14%
Provision /total average loans	0.19%	0.15%	0.17%	0.15%	0.17%
Per Share Data
Earnings per share, basic	$2.41	$2.22	$1.67	$1.77	$1.49
Earnings per share, diluted (1)	2.41	2.22	1.67	1.77	1.49
Cash dividends paid per share	0.96	0.88	0.81	0.77	0.68
Market value per share	37.55	28.23	36.17	35.74	25.24
Book value per share	31.58	29.34	24.10	23.15	22.38
Tangible book value per share (2)	18.90	17.51	16.88	15.78	15.25
Dividend payout ratio	39.83%	39.64%	48.50%	43.50%	45.64%
Weighted average shares outstanding, basic	80,200,950	65,859,166	43,698,897	43,784,193	45,054,938
Weighted average shares outstanding, diluted	80,263,557	65,908,573	43,779,744	43,890,271	45,138,891
(1)	This performance metric is presented on a GAAP basis; however, there are related supplemental non-GAAP measures that the Company believes may be useful to investors as they exclude non-operating adjustments resulting from acquisitions as well as other nonrecurring tax expenses as applicable and allow investors to see the combined economic results of the organization. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. Refer to Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K for operating metrics, which exclude merger-related costs and certain nonrecurring items, including operating earnings, return on average assets, return on average equity, return on average tangible common equity, efficiency ratio, and earnings per share.
(2)	Non-GAAP; refer to Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K.

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

CRITICAL ACCOUNTING POLICIES

General

The accounting and reporting policies of the Company are in accordance with U.S. GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. Management has discussed the Company’s critical accounting policies and estimates with the Audit Committee of the Board of Directors.

The critical accounting and reporting policies include the Company’s accounting for the ALL, impaired loans, business combinations and divestitures, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

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

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews include Annual Loan Reviews performed by Commercial Bankers in accordance with the CLP, relationship reviews that accompany annual loan renewals, and reviews by the Company’s Loan Review Group. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator. Consumer loans are not risk rated unless past due status, bankruptcy or other event results in the assignment of a Substandard or worse risk rating in accordance with the CLP. The Company has various committees that review and ensure that the ALL methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.

Specifically, the Company’s Allowance Committee oversees the Company’s Allowance for Loan Losses (under the Incurred Loss Model framework) and will oversee the Allowance for Credit Losses (under the CECL framework) processes. The Allowance Committee is the authoritative committee for all quarterly qualitative factors, ALL estimates and changes to the Company’s ALL methodology.

The Company’s ALL consists of specific, general, and qualitative components.

Specific Reserve Component

The specific reserve component relates to impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon being identified as impaired, for loans not considered to be collateral-dependent, an ALL is then established when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. The impairment of significant collateral-dependent loans is measured based on the fair value of the underlying collateral, less selling costs, compared to the carrying value of the loan. If the Company determines that the value of an impaired collateral dependent loan is less than the recorded investment in the loan, it charges off the deficiency if it is determined that such amount represents a confirmed loss.

The Company obtains independent appraisals from a pre-approved list of independent, third party appraisers located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal REVG, which reports to the Enterprise Risk Management group, performs either a technical or administrative review of all appraisals obtained in accordance with the Company’s Appraisal Policy. The Appraisal Policy mirrors the Federal Regulations governing appraisals, specifically the Interagency Appraisal and Evaluation Guidelines and FIRREA. A technical review will ensure the overall quality of the appraisal, while an administrative review ensures that all of the required components of an appraisal are present. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources if it is deemed to be better aligned with the collateral resolution. Independent appraisals or valuations are updated every 12 months for all impaired loans. The Company’s impairment analysis documents the date of the appraisal used in the analysis. Adjustments to appraised values are only permitted to be made by the REVG. The impairment analysis is reviewed and approved by senior Credit Administration officers and the Special Assets Loan Committee. Impairment analyses are updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.

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

Merger-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants, contract terminations, and advertising costs. The Company will account for merger-related costs as expenses in the periods in which the costs are incurred and the services are received. Except for the costs to issue debt or equity securities in connection with a merger, which will be recognized in accordance with other applicable accounting guidance. These merger-related costs are included on the Company’s Consolidated Statements of Income classified within the noninterest expense caption.

Goodwill and Intangible Assets - The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected April 30th as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 4 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets.

Long-lived assets, including purchased intangible assets subject to amortization, such as the core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. Management concluded that no circumstances indicating an impairment of these assets existed as of the balance sheet date.

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT ADOPTED)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU contains significant differences from existing GAAP and is effective for the Company on January 1, 2020. This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The CECL model will replace the Company’s current accounting for PCI and impaired loans. This ASU also amends the debt securities OTTI model. The lifetime expected credit losses will be determined using macroeconomic forecast assumptions and management judgements applicable to and through the expected lives of the portfolios. While the implementation of the standard changes the measurement of the allowance for credit losses, it does not change the credit risk of the Company’s lending portfolios or the losses of these portfolios.

The Company has established a cross-functional governance structure for the implementation of CECL. The final Day 1 allowance for credit losses is subject to completion of the Company’s governance and control processes, but is estimated to be within a reasonable range of $95 million.  A large portion of the increase from the incurred loss model allowance is driven by the acquired loans portfolio and the consumer loan portfolio.  Future estimates of the allowance for credit losses will depend on the characteristics of the Company’s portfolios, as well as the macroeconomic conditions and forecasts, changes and enhancements to models and methodologies, and other management judgements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance was issued to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impacts from this standard.

RESULTS OF OPERATIONS

Executive Overview

On February 1, 2019, the Company completed the acquisition of Access, a bank holding company based in Reston, Virginia.

On May 20, 2019, the Company re-branded to Atlantic Union Bankshares Corporation and successfully completed the integration of Access National Bank branches and operations into Atlantic Union Bank. Rebranding-related costs amounted to $6.5 million for the year ended December 31, 2019.

Net Income & Performance Metrics

●	Net income was $193.5 million and EPS was $2.41 for the year ended December 31, 2019 compared to net income of $146.2 million and EPS of $2.22 for the year ended December 31, 2018.
●	Net operating earnings(1), which excluded $22.3 million in after-tax merger and $5.1 million in after-tax rebranding costs, were $220.9 million and operating EPS(1) was $2.75 for 2019 compared to net operating earnings(1) of $178.3 million and operating EPS(1) of $2.71 for 2018.
●	ROA was 1.15% for 2019 compared to 1.11% for 2018; operating ROA(1) was 1.31% for 2019 compared to 1.35% for 2018.
●	ROE was 7.89% for 2019 compared to 7.85% for 2018; operating ROE(1) was 9.01% for 2019 compared to 9.57% for 2018.
●	Operating ROTCE(1) was 16.14% for 2019 compared to 17.35% for 2018.
(1)	For a reconciliation of these non-GAAP measures, including the non-GAAP operating measures that exclude merger-related costs and nonrecurring tax expenses unrelated to the Company’s normal operations, refer to section "Non-GAAP Measures" included within this Item 7.

Balance Sheet

●	Loans held for investment (net of deferred fees and costs) from continuing operations were $12.6 billion at December 31, 2019, an increase of $2.9 billion from December 31, 2018. The increase was primarily a result of the Access acquisition.
●	Total deposits from continuing operations at December 31, 2019 were $13.3 billion, an increase of $3.3 billion from December 31, 2018. The increase was primarily a result of the Access acquisition.
●	Cash dividends per common share increased to $0.96 during 2019 from $0.88 per common share during 2018.

Net Income

2019 compared to 2018

Net income for the year ended December 31, 2019 increased $47.3 million or 32.3% from $146.2 million to $193.5 million and represented earnings per share of $2.41, compared to $2.22 for the year ended December 31, 2018. The increase was primarily due to the acquisition of Access. Net operating earnings (non-GAAP) totaled $220.9 million and operating earnings per share (non-GAAP) were $2.75 for the year ended December 31, 2019, which excludes $22.3 million in after-tax merger-related costs and $5.1 million in after-tax rebranding-related costs. For reconciliation of the non-GAAP measures, refer to section “Non-GAAP Measures” included within this Item 7. Included in net income for the year ended December 31, 2019 was a net loss from discontinued operations of $170,000 and approximately $1.0 million in after-tax expenses related to branch closure costs, compared to a net loss from discontinued operations of $3.2 million for the year ended December 31, 2018. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

Net interest income for the year ended December 31, 2019 increased $111.2 million from the prior year, primarily due to higher average loan balances and the acquisition of Access. The provision for credit losses increased $7.4 million from $13.7 million in 2018 to $21.1 million for the year ended December 31, 2019 primarily due to loan growth.

Noninterest income increased $28.6 million from $104.2 million in 2018 to $132.8 million for the year ended December 31, 2019. The increase was primarily driven by the acquisition of Access, a recovery of a Xenith-acquired loan charged off prior to being acquired, and proceeds from the sale of investment securities, which were partially offset by the net gain on Shore Premier sale recognized in 2018.

Noninterest expense increased $80.6 million or 23.9% from $337.8 million in 2018 to $418.3 million for the year ended December 31, 2019. Excluding $34.3 million in merger-related and rebranding costs in 2019 and $39.7 million in merger-related costs in 2018, operating noninterest expense (non-GAAP) increased $86.0 million or 28.9% compared to the year ended December 31, 2018. This increase was primarily driven by the acquisition of Access and losses on debt extinguishment of $16.4 million.

2018 compared to 2017

Net income for the year ended December 31, 2018 increased $73.3 million or 100.6% from $72.9 million to $146.2 million and represented earnings per share of $2.22, compared to $1.67 for the year ended December 31, 2017. The increase was primarily due to the acquisition of Xenith. Excluding $32.1 million in after-tax merger-related costs, net operating earnings (non-GAAP) were $178.3 million and operating earnings per share (non-GAAP) were $2.71 for the year ended December 31, 2018. For reconciliation of the non-GAAP measures, refer to section “Non-GAAP Measures” included within this Item 7. Included in net income for the year ended December 31, 2018 was a net loss from discontinued operations of $3.2 million, compared to net income from discontinued operations of $747,000 for the year ended December 31, 2017. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

Net interest income in 2018 increased $147.7 million from 2017, primarily driven by higher average loan balances and the acquisition of Xenith. The provision for credit losses increased $2.9 million from $10.8 million in 2017 to $13.7 million in 2018, mainly due to loan growth.

Noninterest income increased $41.8 million from $62.4 million in 2017 to $104.2 million in 2018. The increase was driven by the acquisition of Xenith and the Shore Premier sale.

Noninterest expense increased $112.1 million or 49.7% from $225.7 million in 2017 to $337.8 million in 2018. Excluding $39.7 million and $5.4 million in merger-related costs in 2018 and 2017, respectively, operating noninterest expense (non-GAAP) increased $77.8 million or 35.3% compared to the year ended December 31, 2017. This increase was primarily due to the acquisition of Xenith.

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

The information presented excludes discontinued operations. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

	For the Year Ended
	December 31,
	2019	2018	Change
	(Dollars in thousands)
Average interest-earning assets	$14,881,142	$11,620,893	$3,260,249
Interest and dividend income	$699,332	$528,788	$170,544
Interest and dividend income (FTE) (1)	$710,453	$536,981	$173,472
Yield on interest-earning assets	4.70%	4.55%	15	bps
Yield on interest-earning assets (FTE) (1)	4.77%	4.62%	15	bps
Average interest-bearing liabilities	$11,280,822	$9,106,716	$2,174,106
Interest expense	$161,460	$102,097	$59,363
Cost of interest-bearing liabilities	1.43%	1.12%	31	bps
Cost of funds	1.08%	0.88%	20	bps
Net interest income	$537,872	$426,691	$111,181
Net interest income (FTE) (1)	$548,993	$434,884	$114,109
Net interest margin	3.61%	3.67%	(6)	bps
Net interest margin (FTE) (1)	3.69%	3.74%	(5)	bps
(1)	Refer to the "Non-GAAP Measures" section within this Item 7 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the year ended December 31, 2019, net interest income was $537.9 million, an increase of $111.2 million from 2018. For the year ended December 31, 2019, net interest income (FTE) was $549.0 million, an increase of $114.1 million from the prior year. The increase in both net interest income and net interest income (FTE) were primarily the result of a $3.3 billion increase in average interest-earning assets and a $2.2 billion increase in average interest-bearing liabilities from the impact of the Access acquisition during the first quarter of 2019. Net accretion related to acquisition accounting increased $6.1 million from $19.2 million in 2018 to $25.3 million in 2019. For the year ended December 31, 2019, net interest margin decreased 6 bps and net interest margin (FTE) decreased 5 bps compared to 2018. The net decline in net interest margin and net interest margin (FTE) measures were primarily driven by an increase in the cost of funds, partially offset by a smaller increase in interest-earning asset yields. The increase in cost of funds was primarily attributable to the increase in short-term market interest rates and the composition of interest-bearing liabilities. The increase in interest-earning asset yields was primarily due to the increase in short-term market interest rates.

	For the Year Ended
	December 31,
	2018	2017	Change
	(Dollars in thousands)
Average interest-earning assets	$11,620,893	$8,016,311	$3,604,582
Interest and dividend income	$528,788	$329,044	$199,744
Interest and dividend income (FTE) (1)	$536,981	$340,810	$196,171
Yield on interest-earning assets	4.55%	4.10%	45	bps
Yield on interest-earning assets (FTE) (1)	4.62%	4.25%	37	bps
Average interest-bearing liabilities	$9,106,716	$6,262,536	$2,844,180
Interest expense	$102,097	$50,037	$52,060
Cost of interest-bearing liabilities	1.12%	0.80%	32	bps
Cost of funds	0.88%	0.62%	26	bps
Net interest income	$426,691	$279,007	$147,684
Net interest income (FTE) (1)	$434,884	$290,773	$144,111
Net interest margin	3.67%	3.48%	19	bps
Net interest margin (FTE) (1)	3.74%	3.63%	11	bps

(1) Refer to the "Non-GAAP Measures" section within this Item 7 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the year ended December 31, 2018, net interest income was $426.7 million, an increase of $147.7 million from 2017. For the year ended December 31, 2018, net interest income (FTE) was $434.9 million, an increase of $144.1 million from the prior year. The increase in both net interest income and net interest income (FTE) were primarily the result of a $3.6 billion increase in average interest-earning assets and a $2.8 billion increase in average interest-bearing liabilities from the impact of the Xenith acquisition. Net accretion related to acquisition accounting increased $12.2 million from $7.0 million in 2017 to $19.2 million in 2018. For the year ended December 31, 2018, net interest margin increased 19 bps and net interest margin (FTE) increased 11 bps compared to 2017. The net increases in net interest margin and net interest margin (FTE) measures were primarily driven by an increase in the yield on earnings assets, partially offset by a smaller increase in cost of funds. The increase in the yield on earning assets was primarily attributable to higher loan portfolio yields due to increased short term market interest rates on variable rate loans and higher accretion income. The increase in cost of funds was primarily due to increased interest-bearing deposits and short-term borrowing rates resulting from increased short-term market interest rates.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the years indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Year Ended December 31,
	2019			2018			2017
		Interest			Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$1,676,918	$51,437	3.07%	$1,229,038	$36,851	3.00%	$761,994	$20,305	2.66%
Tax-exempt	986,266	40,574	4.11%	647,980	25,262	3.90%	468,111	21,852	4.67%
Total securities	2,663,184	92,011	3.45%	1,877,018	62,113	3.31%	1,230,105	42,157	3.43%
Loans, net (3) (4)	11,949,171	612,250	5.12%	9,584,785	471,768	4.92%	6,701,101	296,958	4.43%
Other earning assets	268,787	6,192	2.30%	159,090	3,100	1.95%	85,105	1,695	1.99%
Total earning assets	14,881,142	$710,453	4.77%	11,620,893	$536,981	4.62%	8,016,311	$340,810	4.25%
Allowance for loan losses	(43,797)			(41,218)			(38,014)
Total non-earning assets	2,002,965			1,601,934			841,845
Total assets	$16,840,310			$13,181,609			$8,820,142
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$6,249,053	$62,937	1.01%	$4,898,764	$32,222	0.66%	$3,396,552	$11,892	0.35%
Regular savings	747,356	1,273	0.17%	640,337	847	0.13%	565,901	643	0.11%
Time deposits (5)	2,627,987	50,762	1.93%	2,078,073	26,267	1.26%	1,271,649	13,571	1.07%
Total interest-bearing deposits	9,624,396	114,972	1.19%	7,617,174	59,336	0.78%	5,234,102	26,106	0.50%
Other borrowings (6)	1,656,426	46,488	2.81%	1,489,542	42,761	2.87%	1,028,434	23,931	2.33%
Total interest-bearing liabilities	11,280,822	$161,460	1.43%	9,106,716	$102,097	1.12%	6,262,536	$50,037	0.80%
Noninterest-bearing liabilities:
Demand deposits	2,891,156			2,100,489			1,467,373
Other liabilities	216,897			111,189			59,386
Total liabilities	14,388,875			11,318,394			7,789,295
Stockholders' equity	2,451,435			1,863,215			1,030,847
Total liabilities and stockholders' equity	$16,840,310			$13,181,609			$8,820,142
Net interest income		$548,993			$434,884			$290,773
Interest rate spread			3.34%			3.50%			3.45%
Cost of funds			1.08%			0.88%			0.62%
Net interest margin			3.69%			3.74%			3.63%
(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017.
(2)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $24.8 million, $17.1 million, and $6.8 million for the years ended December 31, 2019, 2018, and 2017, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5)	Interest expense on time deposits includes $833,000, $2.6 million, and $0 for the years ended December 31, 2019, 2018, and 2017, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6)	Interest expense on borrowings includes ($360,000), ($506,000), and $170,000 for the years ended December 31, 2019, 2018, and 2017 in accretion (amortization) of the fair market value adjustments related to acquisitions.

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

	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$13,720	$866	$14,586	$13,740	$2,806	$16,546
Tax-exempt	13,846	1,466	15,312	7,428	(4,018)	3,410
Total securities	27,566	2,332	29,898	21,168	(1,212)	19,956
Loans, net (1)	120,467	20,015	140,482	139,042	35,768	174,810
Other earning assets	2,446	646	3,092	1,443	(38)	1,405
Total earning assets	$150,479	$22,993	$173,472	$161,653	$34,518	$196,171
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Transaction and money market accounts	$10,493	$20,222	$30,715	$6,808	$13,522	$20,330
Regular savings	157	269	426	90	114	204
Time deposits (2)	8,176	16,319	24,495	9,835	2,861	12,696
Total interest-bearing deposits	18,826	36,810	55,636	16,733	16,497	33,230
Other borrowings (3)	4,701	(974)	3,727	12,378	6,452	18,830
Total interest-bearing liabilities	23,527	35,836	59,363	29,111	22,949	52,060
Change in net interest income	$126,952	$(12,843)	$114,109	$132,542	$11,569	$144,111
(1)	The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $7.7 million and $10.4 million for the 2019 vs. 2018 and 2018 vs. 2017 change, respectively.
(2)	The rate-related change in interest expense on deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $1.7 million for the 2019 vs 2018 change, and higher accretion of $2.6 million for the 2018 vs. 2017 change.
(3)	The rate-related change in interest expense on other borrowings includes the impact of lower amortization of the acquisition-related fair market value adjustments of $146,000 for the 2019 vs. 2018 change, and lower accretion of $676,000 for the 2018 vs. 2017 change.

The Company’s net interest margin (FTE) includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for 2017, 2018, and 2019 are reflected in the following table (dollars in thousands):

		Deposit	Borrowings
	Loans	Accretion	Accretion
	Accretion	(Amortization)	(Amortization)	Total
For the year ended December 31, 2017	$6,784	$—	$170	$6,954
For the year ended December 31, 2018	17,145	2,553	(506)	19,192
For the year ended December 31, 2019	24,846	833	(360)	25,319

Noninterest Income

The following tables exclude discontinued operations. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

	For the Year Ended
	December 31,		Change
	2019	2018	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$30,202	$25,439	$4,763	18.7%
Other service charges, commissions and fees	6,423	5,603	820	14.6%
Interchange fees	14,619	18,803	(4,184)	(22.3)%
Fiduciary and asset management fees	23,365	16,150	7,215	44.7%
Mortgage banking income	10,303	—	10,303	NM
Gains (losses) on securities transactions	7,675	383	7,292	NM
Bank owned life insurance income	8,311	7,198	1,113	15.5%
Loan-related interest rate swap fees	14,126	3,554	10,572	297.5%
Gain on Shore Premier sale	—	19,966	(19,966)	(100.0)%
Other operating income	17,791	7,145	10,646	149.0%
Total noninterest income	$132,815	$104,241	$28,574	27.4%

NM - Not meaningful

For the year ended December 31, 2019, noninterest income increased $28.6 million, or 27.4%, to $132.8 million, from $104.2 million for the year ended December 31, 2018, primarily driven by the increase in the gain on sale of investment securities of $7.3 million, approximately $9.3 million in life insurance proceeds received during the third quarter of 2019 related to a Xenith-acquired loan that had been charged off prior to the Company’s acquisition of Xenith, and an increase in loan related interest rate swap income of $10.6 million. Fiduciary and asset management fees increased $7.2 million and mortgage banking income increased $10.3 million primarily related to the acquisition of Access. Partially offsetting these increases was the net gain on sale of Shore Premier of $20.0 million recognized in 2018 and a decline of $4.2 million in net interchange income partially due to reduced debit card interchange transaction fees as a result of the Durbin Amendment which was effective for the Company on July 1, 2019.

	For the Year Ended
	December 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$25,439	$18,850	$6,589	35.0%
Other service charges, commissions and fees	5,603	4,593	1,010	22.0%
Interchange fees	18,803	14,974	3,829	25.6%
Fiduciary and asset management fees	16,150	11,245	4,905	43.6%
Gains (losses) on securities transactions	383	800	(417)	(52.1)%
Bank owned life insurance income	7,198	6,144	1,054	17.2%
Loan-related interest rate swap fees	3,554	3,051	503	16.5%
Gain on Shore Premier sale	19,966	—	19,966	NM
Other operating income	7,145	2,772	4,373	157.8%
Total noninterest income	$104,241	$62,429	$41,812	67.0%

NM - Not meaningful

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

Noninterest Expense

The following tables exclude discontinued operations. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

	For the Year Ended
	December 31,		Change
	2019	2018	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$195,349	$159,378	$35,971	22.6%
Occupancy expenses	29,793	25,368	4,425	17.4%
Furniture and equipment expenses	14,216	11,991	2,225	18.6%
Printing, postage, and supplies	5,056	4,650	406	8.7%
Technology and data processing	23,686	18,397	5,289	28.7%
Professional services	11,905	10,283	1,622	15.8%
Marketing and advertising expense	11,566	10,043	1,523	15.2%
FDIC assessment premiums and other insurance	6,874	6,644	230	3.5%
Other taxes	15,749	11,542	4,207	36.4%
Loan-related expenses	10,043	7,206	2,837	39.4%
OREO and credit-related expenses	4,708	4,131	577	14.0%
Amortization of intangible assets	18,521	12,839	5,682	44.3%
Training and other personnel costs	6,376	4,259	2,117	49.7%
Merger-related costs	27,824	39,728	(11,904)	(30.0)%
Rebranding expense	6,455	—	6,455	NM
Loss on debt extinguishment	16,397	—	16,397	NM
Other expenses	13,822	11,308	2,514	22.2%
Total noninterest expense	$418,340	$337,767	$80,573	23.9%

NM - Not meaningful

For the year ended December 31, 2019, noninterest expense increased $80.6 million, or 23.9%, to $418.3 million, from $337.8 million for the year ended December 31, 2018. Excluding merger-related costs, amortization of intangible assets, and rebranding-related costs, operating noninterest expense (1) for the year ended December 31, 2019 increased $80.3 million, or 28.2% compared to the same period in 2018, primarily driven by the acquisition of Access, the recognition of approximately $16.4 million loss on debt extinguishment resulting from the repayment of approximately $140.0 million in FHLB advances, and the termination of the related cash flow hedges.

(1) Refer to the “Non-GAAP Measures” section within this Item 7 for more information about this non-GAAP measure, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

	For the Year Ended
	December 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$159,378	$115,968	$43,410	37.4%
Occupancy expenses	25,368	18,558	6,810	36.7%
Furniture and equipment expenses	11,991	10,047	1,944	19.3%
Printing, postage, and supplies	4,650	4,901	(251)	(5.1)%
Technology and data processing	18,397	16,132	2,265	14.0%
Professional services	10,283	7,767	2,516	32.4%
Marketing and advertising expense	10,043	7,795	2,248	28.8%
FDIC assessment premiums and other insurance	6,644	4,048	2,596	64.1%
Other taxes	11,542	8,087	3,455	42.7%
Loan-related expenses	7,206	4,733	2,473	52.3%
OREO and credit-related expenses	4,131	3,764	367	9.8%
Amortization of intangible assets	12,839	6,088	6,751	110.9%
Training and other personnel costs	4,259	3,843	416	10.8%
Merger-related costs	39,728	5,393	34,335	NM
Other expenses	11,308	8,544	2,764	32.4%
Total noninterest expense	$337,767	$225,668	$112,099	49.7%

NM - Not meaningful

For the year ended December 31, 2018, noninterest expense increased $112.1 million, or 49.7%, to $337.8 million, from $225.7 million for the year ended December 31, 2017. Excluding merger-related costs and amortization of intangible assets for the years ended December 31, 2018 and December 31, 2017, respectively, operating noninterest expense for the year ended December 31, 2018 increased $71.0 million, or 33.2% compared to the same period in 2017, primarily driven by the acquisitions of Xenith, DHFB and OAL. Salaries and benefits expenses increased $43.4 million primarily due to the Xenith acquisition. Marketing and advertising expense increased $2.2 million due to building brand awareness of the combined companies and increased sponsorships and advertising for new programs and products.

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

On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act permanently reduced the corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, companies were required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017. During 2017, the Company recorded $6.1 million in additional tax expense based on the Company’s analysis of the impact of the Tax Act.

The Bank is not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and have generated losses for state income tax purposes. Based on its latest analysis, at December 31, 2019, management concluded that it is more likely than not that the Company would be able to fully realize its deferred tax asset related to net operating losses generated at the state level. State net operating loss carryovers will begin to expire after 2026.

The effective tax rate for the years ended December 31, 2019, 2018, and 2017 was 16.2%, 16.7%, and 31.2%, respectively. The change in the effective tax rates in 2018 and 2017 was due primarily to the impact of the Tax Act.

BALANCE SHEET

The following information excludes discontinued operations. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

Assets

At December 31, 2019, total assets were $17.6 billion, an increase of $3.8 billion, from $13.8 billion at December 31, 2018. The increase in assets was primarily related to the acquisition of Access and loan growth.

On February 1, 2019, the Company completed its acquisition of Access. Below is a summary of the transaction and related impact on the Company’s Consolidated Balance Sheet.

●	The fair value of assets acquired equaled $2.850 billion, and the fair value of liabilities assumed equaled $2.558 billion.
●	Total loans acquired totaled $2.217 billion with a fair value of $2.173 billion.
●	Total deposits assumed totaled $2.228 billion with a fair value of $2.227 billion.
●	Total goodwill arising from the transaction equaled $208.4 million.
●	Core deposit intangibles acquired totaled $40.9 million.

Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 805, Business Combinations.

Loans held for investment, net of deferred fees and costs, were $12.6 billion at December 31, 2019, an increase of $2.9 billion, or 29.8%, from December 31, 2018. Average loan balances increased $2.4 billion in 2019, or 24.7%, from 2018. The increase from prior year was primarily due to the Access acquisition. For additional information on the Company’s loan activity, please refer to section “Loan Portfolio” included within this Item 7 and Note 4 “Loans and Allowance for Loan Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Liabilities and Stockholders’ Equity

At December 31, 2019, total liabilities were $15.0 billion, an increase of $3.2 billion, from $11.8 billion at December 31, 2018.

Total deposits at December 31, 2019 were $13.3 billion, an increase of $3.3 billion, or 33.4%, when compared to $10.0 billion at December 31, 2018. The increase from prior year was primarily due to the Access acquisition and the Company’s continued growth in low cost deposit accounts, specifically demand deposits and money market accounts. The increase in low cost deposit accounts is driven by the Company’s focus on acquiring low cost funding sources and customer preference for liquidity in response to current market conditions. For additional information on this topic, see section “Deposits” included within this Item 7.

Total borrowings at December 31, 2019 were $1.5 billion, a decrease of $242.5 million, or 13.8%, when compared to $1.8 billion at December 31, 2018. The decrease was primarily driven by the repayment of FHLB advances. For additional information on the Company’s borrowing activity, please refer to Note 9 “Borrowings” in the “Notes to Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

At December 31, 2019, stockholders’ equity was $2.5 billion, an increase of $588.5 million from December 31, 2018. The increase in stockholders’ equity was primarily due to the Access acquisition. The Company’s capital ratios continue to exceed the minimum capital requirements and is considered “well-capitalized” for regulatory purposes. The following table summarizes the Company’s regulatory capital ratios for the periods ended December 31, (dollars in thousands):

	2019	2018
Common equity Tier 1 capital ratio	10.24%	9.93%
Tier 1 capital ratio	10.24%	11.09%
Total capital ratio	12.63%	12.88%
Leverage ratio (Tier 1 capital to average assets)	8.79%	9.71%
Common equity to total assets	14.31%	13.98%
Tangible common equity to tangible assets (1)	9.08%	8.84%
(1)	Refer to "Non-GAAP Measures" included within this item 7.

During 2019, the Company declared and paid cash dividends of $0.96 per share, an increase of $0.08 per share, or 9.1%, over cash dividends paid in 2018. On July 10, 2019, the Company announced that its Board of Directors has authorized a share repurchase program to purchase up to $150 million of the Company’s common stock through June 30, 2021 in open market transactions or privately negotiated transactions. As of December 31, 2019, authority remained to repurchase approximately $70 million of the Company’s common stock.

Securities

At December 31, 2019, the Company had total investments in the amount of $2.6 billion, or 15.0% of total assets, as compared to $2.4 billion, or 17.4% of total assets, at December 31, 2018. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are agency backed which have a government guarantee. During the fourth quarter of 2018, the Company entered into a swap agreement to hedge the interest rate on a portion of its fixed rate AFS securities. For information regarding the hedge transaction related to AFS securities, see Note 11 "Derivatives" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

The table below sets forth a summary of the securities AFS, securities held to maturity, and restricted stock for the following periods (dollars in thousands):

	December 31,	December 31,
	2019	2018
Available for Sale:
U.S. government and agency securities	$4,498	$—
Obligations of states and political subdivisions	442,992	468,491
Corporate and other bonds	263,070	167,696
Mortgage-backed securities	1,231,806	1,129,865
Other securities	3,079	8,769
Total AFS securities, at fair value	1,945,445	1,774,821
Held to Maturity:
Obligations of states and political subdivisions, at carrying value	545,148	492,272
Mortgage-backed securities	9,996	—
Total held to maturity securities	555,144	492,272
Restricted Stock:
Federal Reserve Bank stock	66,964	52,576
FHLB stock	63,884	72,026
Total restricted stock, at cost	130,848	124,602
Total investments	$2,631,437	$2,391,695

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized for the years ended December 31, 2019 and 2018. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers included in mortgage-backed securities may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities AFS at fair value and their weighted average yields as of December 31, 2019 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Amortized cost	$4,487	$—	$—	$—	$4,487
Fair value	4,498	—	—	—	4,498
Weighted average yield (1)	2.53%	—%	—%	—%	2.53%
Mortgage backed securities:
Amortized cost	$9,994	$150,527	$124,537	$924,193	$1,209,251
Fair value	10,016	152,632	126,659	942,499	1,231,806
Weighted average yield (1)	2.77%	2.55%	2.67%	2.99%	2.90%

Obligations of states and political subdivisions:
Amortized cost	$7,486	$10,411	$29,832	$369,668	$417,397
Fair value	7,574	10,609	30,871	393,938	442,992
Weighted average yield (1)	5.18%	4.48%	3.66%	3.66%	3.70%

Corporate bonds and other securities:
Amortized cost	$13,079	$3,667	$95,343	$150,203	$262,292
Fair value	13,109	3,632	97,260	152,148	266,149
Weighted average yield (1)	4.96%	2.93%	4.32%	3.07%	3.61%

Total AFS securities:
Amortized cost	$35,046	$164,605	$249,712	$1,444,064	$1,893,427
Fair value	35,197	166,873	254,790	1,488,585	1,945,445
Weighted average yield (1)	4.07%	2.68%	3.42%	3.17%	3.17%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of securities held to maturity at carrying value and their weighted average yields as of December 31, 2019 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
Obligations of states and political subdivisions:
Carrying value	$502	$8,644	$569	$535,433	$545,148
Fair value	504	8,908	592	583,418	593,422
Weighted average yield (1)	3.27%	2.58%	3.16%	4.09%	4.07%
Mortgage backed securities:
Carrying value	$—	$1,614	$1,199	$7,183	$9,996
Fair value	—	1,631	1,208	7,242	10,081
Weighted average yield (1)	—	4.87%	4.12%	5.61%	5.31%
Total HTM securities:
Carrying value	$502	$10,258	$1,768	542,616	555,144
Fair value	504	10,539	1,800	590,660	603,503
Weighted average yield (1)	3.27%	2.94%	3.81%	4.11%	4.09%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of December 31, 2019, the Company maintained a diversified municipal bond portfolio with approximately 63% of its holdings in general obligation issues and the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 19%; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $12.6 billion and $9.7 billion at December 31, 2019 and 2018, respectively. Commercial real estate - non-owner occupied loans continue to represent the Company’s largest category, comprising 26.1% of the total loan portfolio at December 31, 2019.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of December 31, (dollars in thousands):

	2019		2018		2017		2016		2015
Construction and Land Development	$1,250,924	9.9%	$1,194,821	12.3%	$948,791	13.3%	$751,131	11.9%	$749,720	13.2%
Commercial Real Estate - Owner Occupied	2,041,243	16.2%	1,337,345	13.8%	943,933	13.2%	857,805	13.6%	860,086	15.2%
Commercial Real Estate - Non-Owner Occupied	3,286,098	26.1%	2,467,410	25.4%	1,713,659	24.0%	1,564,295	24.8%	1,270,480	22.3%
Multifamily Real Estate	633,743	5.0%	548,231	5.6%	357,079	5.0%	334,276	5.3%	322,528	5.7%
Commercial & Industrial	2,114,033	16.8%	1,317,135	13.6%	612,023	8.6%	551,526	8.7%	435,365	7.7%
Residential 1-4 Family - Commercial	724,337	5.7%	640,419	6.6%	551,647	7.7%	494,182	7.8%	457,071	8.1%
Residential 1-4 Family - Consumer	890,503	7.1%	673,909	6.9%	546,438	7.7%	535,365	8.5%	521,398	9.2%
Residential 1-4 Family - Revolving	659,504	5.2%	613,383	6.3%	537,521	7.5%	526,884	8.4%	516,726	9.1%
Auto	350,419	2.8%	301,943	3.1%	282,474	4.0%	262,071	4.2%	234,061	4.1%
Consumer	372,853	3.0%	379,694	3.9%	408,667	5.7%	278,549	4.4%	169,903	3.0%
Other Commercial	287,279	2.2%	241,917	2.5%	239,320	3.3%	150,976	2.4%	134,124	2.4%
Total loans held for investment	$12,610,936	100.0%	$9,716,207	100.0%	$7,141,552	100.0%	$6,307,060	100.0%	$5,671,462	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of December 31, 2019 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total	Less than 1			More than 5			More than 5
	Maturities	year	Total	1-5 years	years	Total	1-5 years	years
Construction and Land Development	$1,250,924	$524,921	$426,530	$302,424	$124,106	$299,473	$231,453	$68,020
Commercial Real Estate - Owner Occupied	2,041,243	174,916	546,695	134,025	412,670	1,319,632	698,187	621,445
Commercial Real Estate - Non-Owner Occupied	3,286,098	388,051	1,318,911	381,966	936,945	1,579,136	1,139,938	439,198
Multifamily Real Estate	633,743	77,950	297,719	84,079	213,640	258,074	203,040	55,034
Commercial & Industrial	2,114,033	689,811	872,724	705,242	167,482	551,498	325,744	225,754
Residential 1-4 Family - Commercial	724,337	126,228	146,173	17,664	128,509	451,936	385,756	66,180
Residential 1-4 Family - Consumer	890,503	29,454	380,846	6,157	374,689	480,203	20,293	459,910
Residential 1-4 Family - Revolving	659,504	61,765	588,776	78,929	509,847	8,963	809	8,154
Auto	350,419	3,735	—	—	—	346,684	163,889	182,795
Consumer	372,853	9,843	19,527	17,251	2,276	343,483	194,305	149,178
Other Commercial	287,279	48,170	67,747	1,501	66,246	171,362	69,848	101,514
Total loans held for investment	$12,610,936	$2,134,844	$4,665,648	$1,729,238	$2,936,410	$5,810,444	$3,433,262	$2,377,182

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at December 31, 2019, the largest components of the Company’s loan portfolio consisted of commercial real estate, commercial & industrial, and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview

At December 31, 2019, the Company had lower levels of NPAs compared to December 31, 2018, primarily due to nonaccrual customer payments and sales of foreclosed properties. NPAs as a percentage of total outstanding loans held for investment decreased from December 31, 2018. Past due loan levels as a percentage of total loans held for investment at December 31, 2019 were lower than past due loan levels at December 31, 2018.

Net charge-offs increased for the year ended December 31, 2019, compared to 2018. Total net charge-offs as a percentage of total average loans also increased for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in net charge-offs is primarily from the Company’s consumer lending portfolio and a construction and land development relationship. For the year ended December 31, 2019, the allowance and the provision for loan losses increased from the year ended December 31, 2018 due to an increase in net charge-offs and loan growth during 2019.

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

All nonaccrual and past due loan metrics discussed below exclude PCI loans totaling $86.7 million (net of fair value mark of $18.2 million) at December 31, 2019.

Nonperforming Assets

At December 31, 2019, NPAs totaled $32.9 million, a decrease of $735,000 or 2.2% from December 31, 2018. NPAs as a percentage of total outstanding loans at December 31, 2019 were 0.26%, a decline of 9 basis points from 0.35% at December 31, 2018.

The following table shows a summary of asset quality balances and related ratios as of and for the years ended December 31, (dollars in thousands):

	2019	2018	2017	2016	2015
Nonaccrual loans, excluding PCI loans	$28,232	$26,953	$21,743	$9,973	$11,936
Foreclosed properties	4,708	6,722	5,253	7,430	11,994
Total NPAs	32,940	33,675	26,996	17,403	23,930
Loans past due 90 days and accruing interest	13,396	8,856	3,532	3,005	5,829
Total NPAs and loans past due 90 days and accruing interest	$46,336	$42,531	$30,528	$20,408	$29,759
Performing TDRs	$15,686	$19,201	$14,553	$13,967	$10,780
PCI loans	86,681	90,221	39,021	59,292	73,737
Balances
Allowance for loan losses	$42,294	$41,045	$38,208	$37,192	$34,047
Average loans, net of deferred fees and costs	11,949,171	9,584,785	6,701,101	5,956,125	5,487,367
Loans, net of deferred fees and costs	12,610,936	9,716,207	7,141,552	6,307,060	5,671,462

Ratios
NPAs to total loans	0.26%	0.35%	0.38%	0.28%	0.42%
NPAs & loans 90 days past due to total loans	0.37%	0.44%	0.43%	0.32%	0.52%
NPAs to total loans & foreclosed property	0.26%	0.35%	0.38%	0.28%	0.42%
NPAs & loans 90 days past due to total loans & foreclosed property	0.37%	0.44%	0.43%	0.32%	0.52%
ALL to nonaccrual loans	149.81%	152.28%	175.73%	372.93%	285.25%
ALL to nonaccrual loans & loans 90 days past due	101.60%	114.62%	151.17%	286.58%	191.65%

Nonperforming assets at December 31, 2019 included $28.2 million in nonaccrual loans, a net increase of $1.3 million or 4.7% from December 31, 2018. The following table shows the activity in nonaccrual loans for the years ended December 31, (dollars in thousands):

	2019	2018	2017	2016	2015
Beginning Balance	$26,953	$21,743	$9,973	$11,936	$19,255
Net customer payments	(14,775)	(9,642)	(7,976)	(7,159)	(10,240)
Additions	23,576	21,441	27,985	13,171	12,517
Charge-offs	(4,792)	(4,148)	(6,782)	(4,418)	(7,064)
Loans returning to accruing status	(2,055)	(2,021)	(609)	(2,390)	(1,497)
Transfers to foreclosed property	(675)	(420)	(848)	(1,167)	(1,035)
Ending Balance	$28,232	$26,953	$21,743	$9,973	$11,936
Nonaccrual loans to total loans	0.22%	0.28%	0.30%	0.16%	0.21%

The majority of the nonaccrual additions related to construction and land development, commercial real estate-owner occupied, and residential 1-4 family – consumer loans.

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the ALL expressed as a percentage of nonaccrual loans, at the years ended December 31, (dollars in thousands):

	2019	2018	2017	2016	2015
Construction and Land Development	$3,703	$8,018	$5,610	$2,037	$2,113
Commercial Real Estate - Owner Occupied	6,003	3,636	2,708	794	3,904
Commercial Real Estate - Non-owner Occupied	381	1,789	2,992	—	100
Commercial & Industrial	1,735	1,524	316	124	429
Residential 1-4 Family - Commercial	4,301	2,481	1,085	1,071	1,566
Residential 1-4 Family - Consumer	9,292	7,276	6,269	4,208	1,997
Residential 1-4 Family - Revolving	2,080	1,518	2,075	1,279	1,348
Auto	563	576	413	169	192
Consumer and all other	174	135	275	291	287
Total	$28,232	$26,953	$21,743	$9,973	$11,936
Coverage Ratio	149.81%	152.28%	175.73%	372.93%	285.25%

Nonperforming assets at December 31, 2019 also included $4.7 million in foreclosed property, a decrease of $2.0 million or 30.0% from the prior year. The following table shows the activity in foreclosed property for the years ended December 31, (dollars in thousands):

	2019	2018	2017	2016	2015
Beginning Balance	$6,722	$5,253	$7,430	$11,994	$23,058
Additions of foreclosed property	1,878	924	1,078	2,062	2,378
Acquisitions of foreclosed property(1)	—	4,042	—	—	—
Capitalized Improvements	—	—	—	—	308
Valuation Adjustments	(921)	(1,324)	(1,552)	(1,017)	(6,002)
Proceeds from sales	(2,988)	(2,439)	(1,676)	(5,707)	(7,929)
Gains (losses) from sales	17	266	(27)	98	181
Ending Balance	$4,708	$6,722	$5,253	$7,430	$11,994
(1)	Includes subsequent measurement period adjustments.

During 2019, the majority of sales of foreclosed property were primarily related to residential real estate.

The following table presents the composition of the foreclosed property portfolio at the years ended December 31, (dollars in thousands):

	2019	2018	2017	2016	2015
Land	$1,615	$2,306	$2,755	$3,328	$5,731
Land Development	1,978	2,809	1,045	2,379	2,918
Residential Real Estate	721	1,204	1,314	1,549	2,601
Commercial Real Estate	394	403	139	174	744
Total	$4,708	$6,722	$5,253	$7,430	$11,994

Past Due Loans

At December 31, 2019 past due loans still accruing interest totaled $76.6 million or 0.61% of total loans held for investment, compared to $61.9 million or 0.64% of total loans held for investment at December 31, 2018. Of the total past due loans still accruing interest $13.4 million or 0.11% of total loans held for investment were loans past due 90 days or more at December 31, 2019, compared to $8.9 million or 0.09% of total loans at December 31, 2018.

Troubled Debt Restructurings

A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring accordingly and in accordance with the impaired loan policy.

The total recorded investment in TDRs at December 31, 2019 was $19.5 million, a decrease of $7.1 million or 26.7% from $26.6 million at December 31, 2018. Of the $19.5 million of TDRs at December 31, 2019, $15.7 million or 80.5% were considered performing while the remaining $3.8 million were considered nonperforming. Of the $26.6 million of TDRs at December 31, 2018, $19.2 million or 72.2% were considered performing while the remaining $7.4 million were considered nonperforming. Loans are removed from TDR status in accordance with the established policy described in Note 1 “Summary of Significant Accounting Policies” in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Net Charge-offs

For the year ended December 31, 2019, net charge-offs of loans were $20.9 million or 0.17% of total average loans, compared to $11.1 million or 0.12% for the year ended December 31, 2018. The majority of net charge-offs in 2019 were related to consumer loans and a construction and land development relationship.

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2019 totaled $22.1million, an increase of $8.0 million or 57.1% from the prior year. The increase in provision for loan losses in the current year compared to the prior year was primarily driven by higher loan balances and an increase in net charge-offs.

Allowance for Loan Losses

The ALL increased $1.2 million from December 31, 2018 to $42.3 million at December 31, 2019, primarily due to loan growth during the year. The current level of the ALL reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers important in assessing the adequacy of the ALL. The ALL as a percentage of the total loan portfolio was 0.34% at December 31, 2019, compared to 0.42% at December 31, 2018. The decline in the allowance ratio was primarily attributable to the acquisition of Access on February 1, 2019. In acquisition accounting, there is no carryover of previously established ALL.

The following table summarizes activity in the ALL during the years ended December 31, (dollars in thousands):

	2019	2018	2017	2016	2015
Balance, beginning of year	$41,045	$38,208	$37,192	$34,047	$32,384
Loans charged-off:
Commercial	3,096	833	2,277	1,920	2,361
Real estate	7,148	5,042	5,486	4,125	7,158
Consumer	17,864	10,355	5,547	2,510	2,016
Total loans charged-off	28,108	16,230	13,310	8,555	11,535
Recoveries:
Commercial	1,132	534	483	483	958
Real estate	2,845	2,461	1,130	1,781	2,154
Consumer	3,255	2,173	1,642	761	815
Total recoveries	7,232	5,168	3,255	3,025	3,927
Net charge-offs	20,876	11,062	10,055	5,530	7,608
Provision for loan losses - continuing operations	22,125	14,084	11,117	8,458	9,150
Provision for loan losses - discontinued operations	—	(185)	(46)	217	121
Balance, end of year	$42,294	$41,045	$38,208	$37,192	$34,047
ALL to loans	0.34%	0.42%	0.54%	0.59%	0.60%
Net charge-offs to average loans	0.17%	0.12%	0.15%	0.09%	0.14%
Provision to average loans	0.19%	0.15%	0.17%	0.15%	0.17%

The following table shows the ALL by loan segment and the percentage of the loan portfolio that the related ALL covers as of December 31, (dollars in thousands):

	2019		2018		2017		2016		2015
	$	% (1)	$	%(1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$8,604	16.8%	$7,636	13.6%	$4,552	8.6%	$4,627	8.7%	$3,163	7.7
Real estate	24,553	75.2%	24,821	76.9%	28,597	78.4%	29,441	80.3%	27,537	82.8
Consumer	9,137	8.0%	8,588	9.5%	5,059	13.0%	3,124	11.0%	3,347	9.5
Total	$42,294	100.0%	$41,045	100.0%	$38,208	100.0%	$37,192	100.0%	$34,047	100.0
(1)	The percent represents the loan balance divided by total loans.

Deposits

As of December 31, 2019, total deposits were $13.3 billion, an increase of $3.3 billion, or 33.4%, compared to December 31, 2018. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $2.7 billion accounted for 26.6% of total interest-bearing deposits at December 31, 2019.

The following table presents the deposit balances by major category as of December 31 (dollars in thousands):

	2019		2018
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Non-interest bearing	$2,970,139	22.3%	$2,094,607	21.0%
NOW accounts	2,905,714	21.8%	2,288,523	23.0%
Money market accounts	3,951,856	29.7%	2,875,301	28.8%
Savings accounts	727,847	5.5%	622,823	6.2%
Time deposits of $100,000 and over (1)	1,618,637	12.2%	1,067,181	10.7%
Other time deposits	1,130,788	8.5%	1,022,525	10.3%
Total Deposits	$13,304,981	100.0%	$9,970,960	100.0%
(1)	Includes time deposits of $250,000 and over of $684,797 and $292,224 as of December 31, 2019 and 2018, respectively.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of December 31, 2019 and 2018, there were $190.7 million and $188.5 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets.

Maturities of time deposits of $100,000 or more as of December 31, 2019 were as follows (dollars in thousands):

Amount
Within 3 Months	$261,592
3 - 12 Months	705,185
Over 12 Months	651,860
Total	$1,618,637

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

Beginning January 1, 2016, the capital conservation buffer requirement began to be phased in at 0.625% of risk-weighted assets, and have increased by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. As of December 31, 2019, the capital conservation buffer was 2.5% of risk-weighted assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

On February 1, 2019, the Company completed its acquisition of Access. As a result, as of December 31, 2019, the Company’s assets exceeded $15.0 billion and the trust preferred capital notes qualify for Tier 2 capital for regulatory purposes.

On July 10, 2019, the Company announced that its Board of Directors has authorized a share repurchase program to purchase up to $150 million of the Company’s common stock through June 30, 2021 in open market transactions or privately negotiated transactions. As of December 31, 2019, authority remained to repurchase approximately $70 million of the Company’s common stock.

The table summarizes the Company’s regulatory capital and related ratios for the periods ended December 31, (dollars in thousands):

	2019	2018	2017
Common equity Tier 1 capital	$1,437,908	$1,106,871	$737,204
Tier 1 capital	1,437,908	1,236,709	826,979
Tier 2 capital	335,927	199,002	186,809
Total risk-based capital	1,773,835	1,435,711	1,013,788
Risk-weighted assets	14,042,949	11,146,898	8,157,174

Capital ratios:
Common equity Tier 1 capital ratio	10.24%	9.93%	9.04%
Tier 1 capital ratio	10.24%	11.09%	10.14%
Total capital ratio	12.63%	12.88%	12.43%
Leverage ratio (Tier 1 capital to average assets)	8.79%	9.71%	9.42%
Capital conservation buffer ratio (1)	4.24%	4.88%	4.14%
Common equity to total assets	14.31%	13.98%	11.23%
Tangible common equity to tangible assets (2)	9.08%	8.84%	8.14%
(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.
(2)	Refer to "Non-GAAP Measures" within this Item 7.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with a maturity date of December 15, 2026. The notes were sold at par, resulting in net proceeds, after discounts and offering expenses, of approximately $148.0 million. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired $8.5 million of fixed interest rate subordinated notes with a maturity date of June 30, 2025. At December 31, 2019, the aggregate carrying value of the subordinated notes was $157.1 million. The subordinated notes are classified as Tier 2 capital for the Company.

Commitments and Off-Balance Sheet Obligations

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s Consolidated Balance Sheets. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. For more information pertaining to these commitments, reference Note 10 “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

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

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, (dollars in thousands):

	2019	2018
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$4,691,272	$3,167,085
Standby letters of credit	209,658	167,597
Total commitments with off-balance sheet risk	$4,900,930	$3,334,682

(1) Includes unfunded overdraft protection.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2019 (dollars in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$938,500	$30,000	$—	$200,000	$708,500
Trust preferred capital notes (1)	155,159	—	—	—	155,159
Operating leases	73,178	13,046	21,665	17,442	21,025
Other short-term borrowings	370,200	370,200	—	—	—
Repurchase agreements	66,053	66,053	—	—	—
Total contractual obligations	$1,603,090	$479,299	$21,665	$217,442	$884,684

(1) Excludes related premium/discount amortization.

For more information pertaining to the previous table, reference Note 5 “Premises and Equipment” and Note 9 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances at the period ended December 31, 2019 and 2018 (dollars in thousands):

	Change In Net Interest Income
	December 31,
	2019		2018
	%	$	%	$
Change in Yield Curve:
+300 basis points	12.71	69,963	8.58	38,997
+200 basis points	8.77	48,259	6.26	28,464
+100 basis points	4.60	25,336	3.24	14,744
Most likely rate scenario	—	—	—	—
-100 basis points	(4.69)	(25,787)	(4.38)	(19,892)
-200 basis points	(7.94)	(43,690)	(10.03)	(45,583)

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

From a net interest income perspective, the Company was more asset sensitive as of December 31, 2019 compared to its position as of December 31, 2018. This shift is in part due to the changing market characteristics of certain loan and deposit products and in part due to various other off-balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2019 and 2018 (dollars in thousands):

	Change In Economic Value of Equity
	December 31,
	2019		2018
	%	$	%	$
Change in Yield Curve:
+300 basis points	(2.98)	(97,203)	(5.44)	(142,691)
+200 basis points	(1.82)	(59,418)	(3.26)	(85,657)
+100 basis points	(0.73)	(23,783)	(1.35)	(35,425)
Most likely rate scenario	—	—	—	—
-100 basis points	(2.52)	(82,207)	(0.90)	(23,496)
-200 basis points	(8.07)	(263,032)	(4.80)	(125,969)

As of December 31, 2019, the Company’s economic value of equity is less sensitive in a rising interest rate environment compared to its position as of December 31, 2018 primarily due to the composition of the Consolidated Balance Sheets and due in part to the market characteristics of certain deposits.

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

As of December 31, 2019, liquid assets totaled $5.5 billion, or 31.1%, of total assets, and liquid earning assets totaled $5.3 billion, or 34.1% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of December 31, 2019, approximately $4.6 billion, or 36.7% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $343.5 million, or 13.1% of total securities, are scheduled to mature within one year.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. For additional information and the available balances on various lines of credit, please refer to Note 9 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Items 8 "Financial Statements and Supplementary Data" of this Form 10-K. In addition to lines of credit, the Bank may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. For additional information and outstanding balances on purchased certificates of deposits, please refer to “Deposits” within this Item 7.

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

NON-GAAP MEASURES

In reporting the results of December 31, 2019, the Company has provided supplemental performance measures on a tax-equivalent, tangible, and/or operating basis. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company uses the non-GAAP measures discussed herein in its analysis of the Company’s performance.

Net interest income (FTE), which is used in computing net interest margin (FTE) and efficiency ratio (FTE), provides valuable additional insight into the net interest margin and the efficiency ratio by adjusting for differences in the tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing the yield on earning assets. Interest expense and the related cost of interest-bearing liabilities and cost of funds ratios are not affected by the FTE components.

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

Operating measures exclude merger-related costs, rebranding-related costs and nonrecurring tax expenses, which are tax expenses that are unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude certain costs resulting from acquisition activity as well as the impact of the Tax Act and allow investors to more clearly see the combined economic results of the organization's operations.

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

The information presented excludes discontinued operations. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, (dollars in thousands, except per share amounts):

	2019	2018	2017	2016	2015
Interest Income (FTE)
Interest and Dividend Income (GAAP)	$699,332	$528,788	$329,044	$293,736	$275,387
FTE adjustment	11,121	8,195	11,767	11,428	10,463
Interest and Dividend Income FTE (non-GAAP)	$710,453	$536,983	$340,811	$305,164	$285,850
Average earning assets	$14,881,142	$11,620,893	$8,016,311	$7,249,090	$6,713,239
Yield on interest-earning assets (GAAP)	4.70%	4.55%	4.10%	4.05%	4.10%
Yield on interest-earning assets (FTE) (non-GAAP)	4.77%	4.62%	4.25%	4.21%	4.26%
Net Interest Income (FTE)
Net Interest Income (GAAP)	$537,872	$426,691	$279,007	$263,966	$250,450
FTE adjustment	11,121	8,195	11,767	11,428	10,463
Net Interest Income FTE (non-GAAP)	$548,993	$434,886	$290,774	$275,394	$260,913
Average earning assets	$14,881,142	$11,620,893	$8,016,311	$7,249,090	$6,713,239
Net interest margin (GAAP)	3.61%	3.67%	3.48%	3.64%	3.73%
Net interest margin (FTE) (non-GAAP)	3.69%	3.74%	3.63%	3.80%	3.89%
Tangible Assets
Ending Assets (GAAP)	$17,562,990	$13,765,599	$9,315,179	$8,426,793	$7,693,291
Less: Ending goodwill	935,560	727,168	298,528	298,191	293,522
Less: Ending amortizable intangibles	73,669	48,685	14,803	20,602	23,310
Ending tangible assets (non-GAAP)	$16,553,761	$12,989,746	$9,001,848	$8,108,000	$7,376,459
Tangible Common Equity
Ending Equity (GAAP)	$2,513,102	$1,924,581	$1,046,329	$1,001,032	$995,367
Less: Ending goodwill	935,560	727,168	298,528	298,191	293,522
Less: Ending amortizable intangibles	73,669	48,685	14,803	20,602	23,310
Ending tangible common equity (non-GAAP)	$1,503,873	$1,148,728	$732,998	$682,239	$678,535
Average equity (GAAP)	$2,451,435	$1,863,216	$1,030,847	$994,785	$991,977
Less: Average goodwill	912,521	725,597	298,240	296,087	293,522
Less: Average amortizable intangibles	79,405	51,347	17,482	22,044	27,384
Average tangible common equity (non-GAAP)	$1,459,509	$1,086,272	$715,125	$676,654	$671,071
ROE (GAAP)	7.89%	7.85%	7.07%	7.79%	6.76%
Common equity to assets (GAAP)	14.31%	13.98%	11.23%	11.88%	12.94%
Tangible common equity to tangible assets (non-GAAP)	9.08%	8.84%	8.14%	8.41%	9.20%
Book value per share (GAAP)	$31.58	$29.34	$24.10	$23.15	$22.38
Tangible book value per share (non-GAAP)	$18.90	$17.51	$16.88	$15.78	$15.25
Operating Earnings & EPS
Net Income (GAAP)	$193,528	$146,248	$72,923	$77,476	$67,079
Plus: Merger-related costs, net of tax	27,395	32,065	4,405	—	—
Plus: Nonrecurring tax expenses	—	—	6,250	—	—
Net operating earnings (non-GAAP)	$220,923	$178,313	$83,578	$77,476	$67,079
Weighted average common shares outstanding, diluted	80,263,557	65,908,573	43,779,744	43,890,271	45,138,891
Earnings per common share, diluted (GAAP)	$2.41	$2.22	$1.67	$1.77	$1.49
Operating earnings per common share, diluted (non-GAAP)	$2.75	$2.71	$1.91	$1.77	$1.49
Operating Performance Metrics
Average assets (GAAP)	$16,840,310	$13,181,609	$8,820,142	$8,046,305	$7,492,895
ROA (GAAP)	1.15%	1.11%	0.83%	0.96%	0.90%
Operating ROA (non-GAAP)	1.31%	1.35%	0.95%	0.96%	0.90%
Average common equity (GAAP)	$2,451,435	$1,863,216	$1,030,847	$994,785	$991,977
ROE (GAAP)	7.89%	7.85%	7.07%	7.79%	6.76%
Operating ROE (non-GAAP)	9.01%	9.57%	8.11%	7.79%	6.76%
Average tangible common equity (non-GAAP)	$1,459,509	$1,086,272	$715,125	$676,654	$671,071
Operating ROTCE (non-GAAP)	16.14%	17.35%	12.24%	12.14%	10.81%
Operating Noninterest Expense & Efficiency Ratio
Noninterest expense (GAAP)	$418,340	$337,767	$225,668	$213,090	$206,310
Less: Merger-related costs	27,824	39,728	5,393	—	—
Less: Rebranding-related costs	6,455	—	—	—	—
Less: Amortization of intangible assets	18,521	12,839	6,088	7,210	8,445
Operating noninterest expense (non-GAAP)	$365,540	$285,200	$214,187	$205,880	$197,865
Net interest income (GAAP)	$537,872	$426,691	$279,007	$263,966	$250,450
Net interest income (FTE) (non-GAAP)	548,993	434,886	290,774	275,394	260,913
Noninterest income (GAAP)	132,815	104,241	62,429	59,849	54,993
Efficiency Ratio (GAAP)	62.37%	63.62%	66.09%	65.81%	67.54%
Operating efficiency ratio (FTE) (non-GAAP)	53.61%	52.90%	60.64%	61.41%	62.63%
Operating ROTCE
Operating Net Income (GAAP)	$220,923	$178,313	$83,578	$77,476	$67,079
Plus: Amortization of intangibles, tax effected	14,632	10,143	3,957	4,687	5,489
Net Income before amortization of intangibles (non-GAAP)	$235,555	$188,456	$87,535	$82,163	$72,568
Average tangible common equity (non-GAAP)	$1,459,509	$1,086,272	$715,125	$676,654	$671,071
Operating ROTCE (non-GAAP)	16.14%	17.35%	12.24%	12.14%	10.81%

QUARTERLY RESULTS

The information presented excludes discontinued operations. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

The following table presents the Company’s quarterly performance for the years ended December 31, 2019 and 2018 (dollars in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
For the Year 2019
Interest and dividend income	$165,652	$181,125	$178,345	$174,211
Interest expense	38,105	42,531	41,744	39,081
Net interest income	127,547	138,594	136,601	135,130
Provision for credit losses	3,792	5,300	9,100	2,900
Net interest income after provision for credit losses	123,755	133,294	127,501	132,230
Noninterest income(1)	24,938	30,578	48,106	29,193
Noninterest expenses	106,728	105,608	111,687	94,318
Income before income taxes	41,965	58,264	63,920	67,105
Income tax expense	6,249	9,356	10,724	11,227
Income from continuing operations	$35,716	$48,908	$53,196	55,878
Discontinued operations, net of tax	(85)	(85)	42	(42)
Net income	$35,631	$48,823	$53,238	$55,836
Earnings per share, basic	$0.47	$0.59	$0.65	$0.69
Earnings per share, diluted	$0.47	$0.59	$0.65	$0.69
Basic weighted average number of common shares outstanding	76,472,189	82,062,585	81,769,193	80,439,007
Diluted weighted average number of common shares outstanding	76,533,066	82,125,194	81,832,868	80,502,269
For the Year 2018
Interest and dividend income	$124,379	$132,409	$131,363	$140,636
Interest expense	20,907	24,241	25,400	31,547
Net interest income	103,472	108,168	105,963	109,089
Provision for credit losses	3,524	2,147	3,340	4,725
Net interest income after provision for credit losses	99,948	106,021	102,623	104,364
Noninterest income(1)	20,267	40,597	19,887	23,487
Noninterest expenses	101,743	85,140	76,349	74,533
Income before income taxes	18,472	61,478	46,161	53,318
Income tax expense	1,897	11,678	7,399	9,041
Income from continuing operations	$16,575	$49,800	$38,762	44,277
Discontinued operations, net of tax	$64	(2,473)	(565)	(192)
Net income	$16,639	$47,327	$38,197	$44,085
Earnings per share, basic	$0.25	$0.72	$0.58	$0.67
Earnings per share, diluted	$0.25	$0.72	$0.58	$0.67
Basic weighted average number of common shares outstanding	65,554,630	65,919,055	65,974,702	65,982,304
Diluted weighted average number of common shares outstanding	65,636,262	65,965,577	66,013,152	66,013,326
(1)	Third quarter 2019 includes $7.1 million in gains (losses) on securities transactions. All other quarterly results for 2019 and 2018 include an immaterial amount of gains (losses) on securities transactions.

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

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic Union Bankshares Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

Description of the Matter

At December 31, 2019, the Company’s allowance for loan losses (ALL) was $42.3 million. As discussed further in Note 1 and Note 4, the Company’s ALL represents management’s best estimate of probable losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management’s process to estimate the ALL consists of specific, general, and qualitative components. The Company recorded a specific ALL for impaired loans, which is calculated at the loan level by comparing the carrying value of the loan to either the underlying value of the collateral, less selling costs, or the discounted cash flows. The general ALL component covers non-impaired loans and is quantitatively derived from an estimate of credit losses applicable to both commercial and consumer loan segments. The determination of the qualitative ALL component includes significant judgments and assumptions to reflect losses inherent in the loan portfolio not quantitatively derived by recent loss history. Qualitative factors include adjustments for current portfolio specific credit risks and local and national economic trends.

Auditing the estimate of the qualitative component of the ALL involved a high degree of subjectivity as the estimate requires management to make assumptions on those qualitative factors that cause estimated credit losses associated with the institution’s existing portfolio to differ from historical loss experience. Management’s identification and measurement of the qualitative component is highly judgmental and could have a significant effect on the ALL.

How We Addressed the Matter in Our Audit

We tested controls that address the risks of material misstatement relating to the measurement of the qualitative component of the ALL. For example, we tested controls over management’s identification and measurement of qualitative factors, the reliability and accuracy of data used to calculate the estimate of the ALL, and management’s review of the total ALL.

To test the qualitative component of the allowance, we performed audit procedures that included, among others, assessing the appropriateness of the methodology and the consistency of its application, comparing certain economic data points used to support the qualitative factors to third party data, re-computing components of the qualitative estimation that were quantitatively derived, and comparing certain measurement ratios to industry peers. We inspected management’s documentation supporting the use of qualitative factors, tested the completeness of the data supporting the measurement of those factors, and compared changes in those factors to prior periods to evaluate whether those changes were consistent with changes in the loan portfolio and reflected losses incurred in the loan portfolio. We also compared the collective ALL estimate, inclusive of the qualitative component, to prior periods and industry peers through use of allowance coverage ratios and charge-off experience for potential contrary evidence.

Accounting for Acquisitions

Description of the Matter

The Company completed its acquisition of Access National Corporation (Access), a bank holding company headquartered in Reston, Virginia, on February 1, 2019 for a purchase price of approximately $500.0 million. Access's common stockholders received 0.75 shares of the Company's common stock in exchange for each share of Access's common stock, resulting in the Company issuing 15,842,026 shares of the Company's common stock. As discussed further in Note 1 and Note 2 to the financial statements, the transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. The fair value of the acquired loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected and then applying a market-based discount rate to these cash flows. The acquired loans were segregated into pools based on loan type and credit risk. Credit risk characteristics included risk rating groups and past due status.

Auditing management’s estimate of the fair value of acquired loans was complex due to the judgmental nature and sensitivity of the fair value measurement to assumptions used including, among others, the discount rate and credit loss assumptions.

How We Addressed the Matter in Our Audit

We tested the Company’s controls over its accounting for acquisitions, including the measurement and valuation of the acquired loans. For example, we tested controls over management’s review of the fair value calculations performed by a third party valuation specialist, the key assumptions and inputs used in the fair value measurement, and the data provided to the third party valuation specialist.

To test the estimated fair value of acquired loans, our audit procedures included, among others, involving valuation specialists to assist us in testing management’s methodology and significant assumptions used in measuring the fair value of the acquired loan portfolio. For example, we compared the significant assumptions used by management to third party market sources, where available, or independently recalculated the assumption and compared those results to management’s assumption. We also evaluated the completeness and accuracy of the underlying data supporting the significant assumptions and fair value estimates by testing the loan data reconciliations, testing the accuracy of assigned risk ratings, and re-performing certain calculations that were derived from historical loss data that was used in the estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Richmond, Virginia

February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Opinion on Internal Control over Financial Reporting

We have audited Atlantic Union Bankshares Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atlantic Union Bankshares Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

Richmond, Virginia

February 25, 2020

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

(Dollars in thousands, except share data)

	2019	2018
ASSETS
Cash and cash equivalents:
Cash and due from banks	$163,050	$166,927
Interest-bearing deposits in other banks	234,810	94,056
Federal funds sold	38,172	216
Total cash and cash equivalents	436,032	261,199
Securities available for sale, at fair value	1,945,445	1,774,821
Securities held to maturity, at carrying value	555,144	492,272
Restricted stock, at cost	130,848	124,602
Loans held for sale, at fair value	55,405	—
Loans held for investment, net of deferred fees and costs	12,610,936	9,716,207
Less allowance for loan losses	42,294	41,045
Total loans held for investment, net	12,568,642	9,675,162
Premises and equipment, net	161,073	146,967
Goodwill	935,560	727,168
Amortizable intangibles, net	73,669	48,685
Bank owned life insurance	322,917	263,034
Other assets	377,587	250,210
Assets of discontinued operations	668	1,479
Total assets	$17,562,990	$13,765,599
LIABILITIES
Noninterest-bearing demand deposits	$2,970,139	$2,094,607
Interest-bearing deposits	10,334,842	7,876,353
Total deposits	13,304,981	9,970,960
Securities sold under agreements to repurchase	66,053	39,197
Other short-term borrowings	370,200	1,048,600
Long-term borrowings	1,077,495	668,481
Other liabilities	230,519	112,093
Liabilities of discontinued operations	640	1,687
Total liabilities	15,049,888	11,841,018
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value; shares authorized of 200,000,000 and 100,000,000 at December 31, 2019 and December 31, 2018, respectively; 80,001,185 and 65,977,149 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively.	105,827	87,250
Additional paid-in capital	1,790,305	1,380,259
Retained earnings	581,395	467,345
Accumulated other comprehensive income (loss)	35,575	(10,273)
Total stockholders' equity	2,513,102	1,924,581
Total liabilities and stockholders' equity	$17,562,990	$13,765,599

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(Dollars in thousands, except per share amounts)

	2019	2018	2017

Interest and dividend income:
Interest and fees on loans	$612,115	$469,856	$293,996
Interest on deposits in other banks	3,733	2,125	539
Interest and dividends on securities:
Taxable	51,437	36,851	20,305
Nontaxable	32,047	19,956	14,204
Total interest and dividend income	699,332	528,788	329,044

Interest expense:
Interest on deposits	114,972	59,336	26,106
Interest on short-term borrowings	15,479	18,458	6,035
Interest on long-term borrowings	31,009	24,303	17,896
Total interest expense	161,460	102,097	50,037

Net interest income	537,872	426,691	279,007
Provision for credit losses	21,092	13,736	10,802
Net interest income after provision for credit losses	516,780	412,955	268,205

Noninterest income:
Service charges on deposit accounts	30,202	25,439	18,850
Other service charges, commissions and fees	6,423	5,603	4,593
Interchange fees	14,619	18,803	14,974
Fiduciary and asset management fees	23,365	16,150	11,245
Mortgage banking income	10,303	—	—
Gains (losses) on securities transactions	7,675	383	800
Bank owned life insurance income	8,311	7,198	6,144
Loan-related interest rate swap fees	14,126	3,554	3,051
Gain on Shore Premier sale	—	19,966	—
Other operating income	17,791	7,145	2,772
Total noninterest income	132,815	104,241	62,429
Noninterest expenses:
Salaries and benefits	195,349	159,378	115,968
Occupancy expenses	29,793	25,368	18,558
Furniture and equipment expenses	14,216	11,991	10,047
Printing, postage, and supplies	5,056	4,650	4,901
Technology and data processing	23,686	18,397	16,132
Professional services	11,905	10,283	7,767
Marketing and advertising expense	11,566	10,043	7,795
FDIC assessment premiums and other insurance	6,874	6,644	4,048
Other taxes	15,749	11,542	8,087
Loan-related expenses	10,043	7,206	4,733
OREO and credit-related expenses	4,708	4,131	3,764
Amortization of intangible assets	18,521	12,839	6,088
Training and other personnel costs	6,376	4,259	3,843
Merger-related costs	27,824	39,728	5,393
Rebranding expense	6,455	—	—
Loss on debt extinguishment	16,397	—	—
Other expenses	13,822	11,308	8,544
Total noninterest expenses	418,340	337,767	225,668
Income from continuing operations before income taxes	231,255	179,429	104,966
Income tax expense	37,557	30,016	32,790
Income from continuing operations	$193,698	$149,413	$72,176
Discontinued operations:
Income (loss) from operations of discontinued mortgage segment	$(230)	$(4,280)	$1,344
Income tax expense (benefit)	(60)	(1,115)	597
Income (loss) on discontinued operations	(170)	(3,165)	747
Net income	193,528	146,248	72,923
Basic earnings per common share	$2.41	$2.22	$1.67
Diluted earnings per common share	$2.41	$2.22	$1.67
Dividends declared per common share	$0.96	$0.88	$0.81
Basic weighted average number of common shares outstanding	80,200,950	65,859,165	43,698,897
Diluted weighted average number of common shares outstanding	80,263,557	65,908,573	43,779,744

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(Dollars in thousands)

	2019	2018	2017
Net income	$193,528	$146,248	$72,923
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(5,103)	1,087	(44)
Reclassification adjustment for losses included in net income (net of tax, $2,051, $259, and $464 for the years ended December 31, 2019, 2018, 2017 respectively) (1)	7,714	975	862
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, ($13,262), $2,847, and $1,580 for the years ended December 31, 2019, 2018, 2017 respectively)	49,890	(10,711)	2,936
Reclassification adjustment for gains included in net income (net of tax, $1,611, $95, and $280 for the years ended December 31, 2019, 2018, 2017 respectively) (2)	(6,064)	(362)	(520)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $5, $109, and $362 for the years ended December 31, 2019, 2018, 2017 respectively) (3)	(20)	(408)	(672)
Bank owned life insurance:
Unrealized holding gains (losses) arising during period	(646)	—	—
Reclassification adjustment for losses included in net income (4)	77	76	363
Other comprehensive income (loss)	45,848	(9,343)	2,925
Comprehensive income	$239,376	$136,905	$75,848

(1)	The gross amounts reclassified into earnings are reported in the interest income and interest expense sections of the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(2)	The gross amounts reclassified into earnings are reported as "Gains (losses) on securities transactions, net" on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(3)	The gross amounts reclassified into earnings are reported within interest income on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(4)	Reclassifications in earnings are reported in "Salaries and benefits" expense on the Company’s Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(Dollars in thousands, except share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2016	$57,506	605,397	341,938	(3,809)	$1,001,032
Net income - 2017			72,923		72,923
Other comprehensive income (net of taxes of $1,402)				2,925	2,925
Dividends on common stock ($0.81 per share)			(35,393)		(35,393)
Issuance of common stock under Equity Compensation Plans (63,476 shares)	84	953			1,037
Issuance of common stock for services rendered (20,857 shares)	28	696			724
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (94,370 shares)	126	(1,693)			(1,567)
Stock-based compensation expense		4,648			4,648
Balance - December 31, 2017	57,744	610,001	379,468	(884)	1,046,329
Net income - 2018			146,248		146,248
Other comprehensive income (net of taxes of $2,792)				(9,343)	(9,343)
Issuance of common stock in regard to acquisitions (21,922,077 shares)(1)	29,156	765,653			794,809
Dividends on common stock ($0.88 per share)			(58,001)		(58,001)
Issuance of common stock under Equity Compensation Plans (121,438 shares)	162	2,185			2,347
Issuance of common stock for services rendered (23,581 shares)	31	883			914
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (118,058 shares)	157	(3,065)			(2,908)
Cancellation of Warrants		(1,530)			(1,530)
Impact of adoption of new guidance			(370)	(46)	(416)
Stock-based compensation expense		6,132			6,132
Balance - December 31, 2018	87,250	1,380,259	467,345	(10,273)	1,924,581
Net income - 2019			193,528		193,528
Other comprehensive income (net of taxes of $13,697)				45,848	45,848
Issuance of common stock in regard to acquisitions (15,842,026 shares)	21,070	478,904			499,974
Dividends on common stock ($0.96 per share)			(78,345)		(78,345)
Stock purchased under stock repurchase plan (2,171,944 shares)	(2,889)	(77,391)			(80,280)
Issuance of common stock under Equity Compensation Plans (78,098 shares)	104	1,884			1,988
Issuance of common stock for services rendered (25,744 shares)	34	876			910
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (193,884 shares)	258	(2,559)			(2,301)
Impact of adoption of new guidance			(1,133)		(1,133)
Stock-based compensation expense		8,332			8,332
Balance - December 31, 2019	$105,827	$1,790,305	$581,395	$35,575	$2,513,102
(1)	Includes conversion of Xenith warrants to the Company’s warrants.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

	2019	2018	2017
Operating activities (1):
Net income	$193,528	$146,248	$72,923
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	15,032	13,725	11,183
Writedown of foreclosed properties and former bank premises	1,906	1,324	1,891
Amortization, net	24,944	12,603	14,021
Amortization (accretion) related to acquisitions, net	(7,899)	(6,711)	(866)
Provision for credit losses	21,092	13,551	10,756
Gains on securities transactions, net	(7,675)	(383)	(800)
BOLI income	(8,311)	(7,198)	(5,306)
Deferred tax expense (benefit)	15,057	17,821	5,624
Decrease (increase) in loans held for sale, net	(34,178)	40,662	(4,175)
Losses (gains) on sales of foreclosed properties and former bank premises, net	102	(220)	143
Losses on debt extinguishment	16,397	—	—
Gain on sale of Shore Premier loans	—	(19,966)	—
Goodwill impairment losses	—	864	—
Stock-based compensation expenses	8,332	6,132	4,648
Issuance of common stock for services	910	914	724
Net decrease (increase) in other assets	(57,348)	(26,606)	(5,785)
Net increase in other liabilities	12,910	24,005	5,352
Net cash and cash equivalents provided by (used in) operating activities	194,799	216,765	110,333
Investing activities:
Purchases of AFS securities and restricted stock	(444,398)	(1,047,611)	(298,958)
Purchases of HTM securities	(47,217)	(485,629)	(7,836)
Proceeds from sales of AFS securities and restricted stock	514,070	515,764	139,046
Proceeds from maturities, calls and paydowns of AFS securities	247,770	173,597	115,124
Proceeds from maturities, calls and paydowns of HTM securities	3,142	—	5,048
Proceeds from sale of marketable equity securities	—	28,913	—
Proceeds from sale of loans held for investment	—	581,324	—
Net increase in loans held for investment	(741,146)	(704,582)	(838,668)
Net increase in premises and equipment	(15,892)	1,698	(9,261)
Proceeds from BOLI settlements	—	—	2,497
Proceeds from sales of foreclosed properties and former bank premises	12,118	6,295	2,448
Cash paid in acquisitions	(12)	(14,304)	(231)
Cash acquired in acquisitions	46,164	174,496	5,038
Net cash and cash equivalents provided by (used in) investing activities	(425,401)	(770,039)	(885,753)
Financing activities:
Net increase in noninterest-bearing deposits	191,125	81,028	105,093
Net increase in interest-bearing deposits	916,656	351,084	502,018
Net increase (decrease) in short-term borrowings	(872,229)	58,645	217,371
Cash paid for contingent consideration	(565)	(565)	(3,003)
Proceeds from issuance of long-term debt	550,000	225,000	20,000
Repayments of long-term debt	(220,614)	(40,000)	(10,000)
Cash dividends paid - common stock	(78,345)	(58,001)	(35,393)
Cancellation of warrants	—	(1,530)	—
Repurchase of common stock	(80,280)	—	—
Issuance of common stock	1,988	2,347	1,037
Vesting of restricted stock, net of shares held for taxes	(2,301)	(2,908)	(1,567)
Net cash and cash equivalents provided by (used in) financing activities	405,435	615,100	795,556
Increase (decrease) in cash and cash equivalents	174,833	61,826	20,136
Cash and cash equivalents at beginning of the period	261,199	199,373	179,237
Cash and cash equivalents at end of the period	$436,032	$261,199	$199,373

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(Dollars in thousands)

	2019	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$159,934	$99,227	$47,775
Income taxes	25,058	10,830	24,000

Supplemental schedule of noncash investing and financing activities
Transfers from loans (foreclosed properties) to foreclosed properties (loans)	1,878	493	910
Stock received as consideration for sale of loans held for investment	—	28,913	—
Securities transferred from HTM to AFS	—	187,425	—
Issuance of common stock in exchange for net assets in acquisition	499,974	794,809	—

Transactions related to acquisitions
Assets acquired	2,849,673	3,253,328	293
Liabilities assumed (2)	2,558,063	2,873,718	5,437

See accompanying notes to consolidated financial statements.

(1)	Discontinued operations have an immaterial impact to the Company’s Consolidated Statements of Cash Flows. The change in loans held for sale and goodwill impairment losses included in the Operating Activities section above are attributable to discontinued operations.
(2)	2018 includes contingent consideration related to DHFB and OAL acquisitions.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company - Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 149 branches and approximately 170 ATMs located throughout Virginia, and in portions of Maryland and North Carolina. Middleburg Financial is a brand name used by Atlantic Union Bank and certain affiliates when providing trust, wealth management, private banking, and investment advisory products and services. Certain non-bank affiliates of Atlantic Union Bank include: Old Dominion Capital Management, Inc., and its subsidiary, Outfitter Advisors, Ltd., Dixon, Hubard, Feinour & Brown, Inc., and Middleburg Investment Services, LLC, which provide investment advisory and/or brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Effective May 17, 2019, Union Bankshares Corporation changed its name to Atlantic Union Bankshares Corporation and Union Bank & Trust changed its name to Atlantic Union Bank.

Principles of Consolidation - The accounting policies and practices of Atlantic Union Bankshares Corporation and subsidiaries conform to GAAP and follow general practices within the banking industry. The consolidated financial statements include the accounts of the Company, which is a financial holding company and a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Atlantic Union Bank, which owns Union Insurance Group, LLC, Old Dominion Capital Management, Inc., and Dixon, Hubard, Feinour & Brown, Inc. Atlantic Union Bank and subsidiary trusts were formed for the purpose of issuing redeemable trust preferred capital notes in connection with two of the Company’s acquisitions prior to 2006. ASC 860, Transfers and Servicing, precludes the Company from consolidating Statutory Trusts I and II (the Trusts). The subordinated debts payable to the Trusts are reported as liabilities of the Company. All significant inter-company balances and transactions have been eliminated.

Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALL, the valuation of goodwill and intangible assets, foreclosed property and former bank premises, deferred tax assets and liabilities, other-than-temporary impairment of securities, and the fair value of financial instruments.

Variable Interest Entities - Current accounting guidance states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. An entity is deemed to be the primary beneficiary of a variable interest entity if that entity has both the power to direct the activities that most significantly impact its economic performance; and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Management has evaluated the Company’s investment in variable interest entities. The Company’s primary exposure to variable interest entities are the Trusts. This accounting guidance has not had a material impact on the financial condition or operating results of the Company.

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

Merger-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants, contract terminations, and advertising costs. The Company will account for merger-related costs as expenses in the periods in which the costs are incurred and the services are received. There is one exception to the aforementioned policy, which includes the costs to issue debt or equity securities, which will be recognized in accordance with other applicable accounting guidance. These merger-related costs are included on the Company’s Consolidated Statements of Income classified within the noninterest expense caption.

Cash and Cash Equivalents - For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash, cash due from banks, interest-bearing deposits in other banks, money market investments, other interest-bearing deposits, and federal funds sold.

Investment Securities - Investment securities held by the Company are classified as either AFS or held to maturity at the time of purchase and reassessed periodically, based on management’s intent. Additionally, the Company also holds equity securities and restricted stock with the Federal Reserve Bank and FHLB, which are not subject to the investment security classifications.

Available for Sale - securities classified as AFS are those debt securities that management intends to hold for an indefinite period of time, including securities used as part of the Company’s asset/liability strategy, and that may be sold in response to changes in interest rates, liquidity needs, or other factors. Securities AFS are reported at fair value with unrealized gains or losses, net of deferred taxes, included in accumulated other comprehensive income in stockholders’ equity.

Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at carrying value. Transfers of debt securities into the held to maturity category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held to maturity securities. Such amounts are amortized over the remaining life of the security.

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

Restricted Stock, at cost - due to restrictions placed upon the Company’s common stock investments in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. The FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the member’s total assets at December 31, 2019 and 2018. The Federal Reserve Bank requires the Company to maintain stock with a par value equal to 6% of its outstanding capital.

The Company regularly evaluates all securities whose values have declined below amortized cost to assess whether the decline in fair value represents an OTTI. Declines in the fair value of held to maturity and AFS securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating OTTI losses, an impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Loans Held for Sale - The Company records loans held for sale via the fair value option. For further information regarding the fair value method and assumptions, refer to Note 14 “Fair Value Measurements.” In addition, the Company requires a firm purchase commitment from an investor before a loan can be closed, thus limiting interest rate risk. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The change in fair value of loans held for sale is recorded as a component of “Mortgage banking income” within the Company’s Consolidated Statements of Income. The Company records loans held for sale per the aforementioned policy as of the acquisition date of Access through the year 2019. During 2018, the Company did not have any loans held for sale, due to the wind down of UMG, as noted in Note 19 “Segment Reporting & Discontinued Operations"; therefore, any activity prior to this point would have been reported in discontinued operations.

Loans Held for Investment - The Company originates commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and residential real estate loans (including acquisition and development loans and residential construction loans) throughout its market area. The ability of the Company’s debtors to honor their contracts on such loans is dependent upon the real estate and general economic conditions in those markets, as well as other factors.

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

Below is a summary of the current loan segments:

Construction and Land Development - construction loans generally made to commercial and residential developers and builders for specific construction projects. The successful repayment of these types of loans is generally dependent upon (a) a commitment for permanent financing from the Company or other lender, or (b) from the sale of the constructed property. These loans carry more risk than both types of commercial real estate term loans due to the dynamics of construction projects, changes in interest rates, the long-term financing market, and state and local government regulations. As in commercial real estate term lending, the Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations to any one business, industry, property type or market.

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

Commercial Real Estate – Non-Owner Occupied - term loans typically made to borrowers to support income producing properties that rely upon the successful operation of the property for repayment. General market conditions and economic activity may impact the performance of these types of loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by diversifying the lending to various property types, such as retail, office, office warehouse, and hotel as well as avoiding concentrations to any one business, industry, property type or market.

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

Residential 1-4 Family - Consumer - loans generally made to consumer residential borrowers. The Residential 1-4 Family - Consumer loan portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, experienced underwriting, requiring standards for appraisers, and not making subprime loans.

Residential 1-4 Family - Revolving - the consumer portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures, such as limiting loan-to-value ratios at origination, using experienced underwriting, requiring standards for appraisers, and not making subprime loans.

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

Also included in this category are loans purchased through various third-party lending programs. These portfolios include consumer loans and carry risks associated with the borrower, changes in the economic environment, and the vendors themselves. The Company manages these risks through policies that require minimum credit scores and other underwriting requirements, robust analysis of actual performance versus expected performance, as well as ensuring compliance with the Company’s vendor management program.

Nonaccruals, Past Dues, and Charge-offs

The policy for placing commercial loans on nonaccrual status is generally when the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged-off when management judges the loan to be uncollectible but generally no later than 120 days past due for non-real estate secured loans and 180 days for real estate secured loans. Non-real estate secured consumer loans are generally not placed on nonaccrual status prior to charge off. Commercial loans are typically written down to net realizable value when it is determined that the Company will be unable to collect the principal amount in full and the amount is a confirmed loss. Loans in all classes of portfolios are considered past due or delinquent when a contractual payment has not been satisfied. Loans are placed on nonaccrual status or charged off at an earlier date if collection of principal and interest is considered doubtful and in accordance with regulatory requirements. The process for charge-offs of impaired collateral dependent loans is discussed in detail within the “Allowance for Loan Losses” section of this Note.

For both the commercial and consumer loan segments, all interest accrued but not collected for loans placed on nonaccrual status or charged-off is reversed against interest income and accrual of interest income is terminated. Payments and interest on these loans are accounted for using the cost-recovery method by applying all payments received as a reduction to the outstanding principal balance until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The determination of future payments being reasonably assured varies depending on the circumstances present with the loan; however, the timely payment of contractual amounts owed for six consecutive months is a primary indicator. The authority to move loans into or out of accrual status is limited to senior Special Assets Officers and the Chief Credit Officer, though reclassification of certain loans may require approval of the Special Assets Loan Committee.

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

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews include annual commercial loan reviews performed by the Company’s commercial bankers in accordance with CLP, relationship reviews that accompany annual loan renewals, and reviews by its Loan Review Group. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator. Consumer loans are not risk rated unless past due status, bankruptcy, or other event results in the assignment of a Substandard or worse risk rating in accordance with the consumer loan policy. The Company has various committees that review and ensure that the ALL methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.

Specifically, the Company’s Allowance Committee oversees the Company’s Allowance for Loan Losses (under the Incurred Loss Model framework) and will also oversee the Allowance for Credit Losses (under the CECL framework) processes. The Allowance Committee is the authoritative committee for all quarterly qualitative factors, ALL estimates and changes to the Company’s ALL methodology.

The Company’s ALL consists of specific, general, and qualitative components.

Specific Reserve Component

The specific reserve component relates to impaired loans. Upon being identified as impaired, for loans not considered to be collateral-dependent, an ALL is established when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. The impairment of significant collateral-dependent loans is measured based on the fair value of the underlying collateral, less selling costs, compared to the carrying value of the loan. If the Company determines that the value of an impaired collateral dependent loan is less than the recorded investment in the loan, the Company charges off the deficiency if it is determined that such amount represents a confirmed loss. Typically, a loss is confirmed when the Company is moving towards foreclosure (or final disposition).

The Company obtains appraisals from a pre-approved list of independent, third party appraisers located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained by the Company’s REVG to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal REVG, which reports to the Enterprise Risk Management group, performs either a technical or administrative review of all appraisals obtained in accordance with the Company’s Appraisal Policy. The Appraisal Policy mirrors the Federal regulations governing appraisals, specifically the Interagency Appraisal and Evaluation Guidelines and FIRREA. A technical review will ensure the overall quality of the appraisal, while an administrative review ensures that all of the required components of an appraisal are present. Independent appraisals or valuations are updated every 12 months for all impaired loans. The Company’s impairment analysis documents the date of the appraisal used in the analysis. Adjustments to real estate appraised values are only permitted to be made by the REVG. The impairment analysis is reviewed and approved by senior Credit Administration officers and the Special Assets Loan Committee. External valuation sources are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.

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

Troubled Debt Restructurings - In situations where for economic or legal reasons related to a borrower’s financial condition, the Company grants a concession in the loan structure to the borrower that it would not otherwise consider, the related loan is classified as a TDR. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms as early as possible. These modified terms may include extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss to avoid foreclosure or repossession of the collateral, rate reductions, and principal or interest forgiveness. Restructured loans for which there was no rate concession, and therefore make at market rate of interest, may subsequently be eligible to be removed from reportable TDR status in periods subsequent to the restructuring depending on the performance of the loan. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Company reviews previously restructured loans quarterly in order to determine whether any have performed, subsequent to the restructure, at a level that would allow for them to be removed from reportable TDR status. The Company generally would consider a change in this classification if the borrower is no longer experiencing financial difficulty, the loan is current or less than 30 days past due at the time the status change is being considered, the loan has performed under the restructured terms for a consecutive twelve-month period, and is no longer considered to be impaired. A loan may also be considered for removal from TDR status as a result of a subsequent restructure under certain restrictive circumstances. The removal of TDR designations must be approved by the Company’s Special Asset Loan Committee.

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

Goodwill and Intangible Assets - The Company has an aggregate goodwill balance of $935.6 million associated with previous merger transactions, which is primarily associated with commercial banking.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 4 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life included on the Company’s Consolidated Balance Sheets.

Long-lived assets, including purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the Company’s Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less costs to sell, would no longer depreciated. Management concluded that no circumstances indicating an impairment of these assets existed as of the balance sheet date.

The Company performed its annual impairment testing on April 30, 2019 and determined that there was no impairment to its goodwill. Management performed a review through December 31, 2019 and concluded that no impairment existed as of the balance sheet date.

Foreclosed Properties - Assets acquired through or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. When the carrying amount exceeds the acquisition date fair value less selling costs, the excess is charged off against the ALL. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell, any valuation adjustments occurring from post-acquisition reviews are charged to expense as incurred. Revenue and expenses from operations and changes in the valuation allowance are included in OREO and credit-related expenses, disclosed in a separate line item on the Company’s Consolidated Statements of Income.

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

Bank Owned Life Insurance - The Company has purchased life insurance on certain key employees and directors. These policies are recorded at their cash surrender value and are included in a separate line item on the Company’s Consolidated Balance Sheets. Income generated from policies is recorded as noninterest income. At December 31, 2019 and 2018, the Company also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $12.1 million and $10.5 million, respectively. The Company is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

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

During the normal course of business, the Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). The Company commits to deliver the loan if settlement occurs ("best efforts") or commits to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of MBS. Rate lock commitments on mortgage loans that are intended to be sold in the secondary market and commitments to deliver loans to investors are considered to be derivatives. The Company uses these derivatives as part of an overall strategy to manage market risk primarily due to fluctuations in interest rates, and to capture improved margins resulting from the mandatory delivery of loans. As of December 31, 2018, there were no mortgage banking derivatives due to the wind down of Union Mortgage Group. Mortgage banking derivatives as of December 31, 2019 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Affordable Housing Entities - The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits and historic tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the years ended December 31, 2019 and 2018, the Company recognized amortization of $1.9 million and $922,000, respectively, and tax credits of $2.9 million and $1.1 million, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these qualified affordable housing projects for the years ended December 31, 2019 and 2018 were $29.6 million and $10.8 million, respectively. At December 31, 2019 and 2018, the Company’s recorded liability totaled $12.0 million and $9.9 million, respectively, for the related unfunded commitments, which are expected to be paid from 2020 to 2036.

Loan Fees - Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. Deferred fees and costs are recorded as an adjustment to loans outstanding using a method that approximates a constant yield.

Stock Compensation Plan - The Company issues equity awards to employees and directors through either stock options, RSUs, or PSUs. The Company complies with ASC 718, Compensation - Stock Compensation, which requires the costs resulting from all stock-based payments to employees be recognized in the financial statements.

The Company did not issue stock options in 2018 or 2019; however, the Company assumed additional stock options with the acquisition of Access. For the options assumed, the fair value of the stock options is estimated based on the date of acquisition, using the Black-Scholes option valuation. The converted option price of the Company’s common stock at acquisition was used for determining the associated compensation expense for nonvested stock awards.  The valuation was used in 2019 to determine the valuation of the stock options.  The valuation employs the following assumptions:

•      Dividend yield - calculated as the ratio of forecasted dividend yield per share of common stock;

•      Expected life (term of the option) - based on the contractual life and vesting schedule for the respective option;

•      Expected volatility - based on the monthly historical volatility of the Company’s stock price over the expected life of the options; and

•      Risk-free interest rate - based upon the U. S. Department of the Treasury (the “Treasury”) bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The fair value of PSUs granted in 2019 and 2018 is determined and fixed on the grant date based on the Company’s stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation was used to determine the grant date fair value of PSUs granted in 2019 and 2018.

The fair value of restricted stock is based on the trading price of the Company’s stock on the date of the grant.

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

For more information and tables refer to Note 16 “Employee Benefits and Stock Based Compensation.”

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits on the Company’s Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes on the Company’s Consolidated Statements of Income. The Company did not record any material interest or penalties for the periods ending December 31, 2019, 2018, or 2017 related to tax positions taken. As of December 31, 2019 and 2018, there were no accruals for uncertain tax positions. The Company and its wholly-owned subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

On December 22, 2017, the Tax Act was signed into law. Refer to Note 17 “Income Taxes” for additional information on the impact of the Tax Act.

Advertising Costs - The Company expenses advertising costs as incurred.

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

Off Balance Sheet Credit Related Financial Instruments - In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded. For more information and tables refer Note 10 “Commitments and Contingencies.”

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

For more specific information on the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value in the financial statements refer to Note 14 “Fair Value Measurements.”

Concentrations of Credit Risk - Most of the Company’s activities are with customers located in the Commonwealth of Virginia. Securities AFS, loans, and financial instruments with off balance sheet risk also represent concentrations of credit risk and are discussed in Note 3 “Securities,” Note 4 “Loans and Allowance for Loan Losses,” and Note 12 “Stockholders’ Equity,” respectively.

Reclassifications – The accompanying consolidated financial statements and notes reflect certain reclassifications in prior periods to conform to the current presentation. Specifically, the Company reclassified Communication Expense from being separately presented to being contained within Other Expenses on the Consolidated Statements of Income. In addition, the Company reclassified loans from Residential 1-4 Family – Commercial to Residential 1-4 – Consumer based on a more accurate way to determine the segmentation of mortgage loans.

Adoption of New Accounting Standards - On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)." The adoption of this standard required lessees to recognize right of use assets and lease liabilities on the Consolidated Balance Sheets and disclose key information about leasing arrangements. The Company adopted this ASU on January 1, 2019 under the modified retrospective approach. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to not reassess the lease classification of existing leases, as well as not reassess whether any expired or existing contracts are or contain a lease; and maintain consistent treatment of initial direct costs on existing leases. In addition, the Company elected the short-term lease exemption practical expedient in which leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets. The Company also elected the practical expedient related to accounting for lease and non-lease components as a single lease component. Adoption of this standard resulted in the Company recording a lease liability of $53.2 million and right of use assets of $48.9 million as of January 1, 2019. Operating leases have been included within other assets and other liabilities on the Company’s Consolidated Balance Sheets. The implementation of this standard resulted in a $1.1 million decrease to retained earnings. There was no impact on the Company’s Consolidated Statements of Cash Flows. Refer to Note 7 "Leases" for further discussion regarding the adoption.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." This ASU amends the Intangibles—Goodwill and Other Topic of the Accounting Standards Codification to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019; however, early adoption is permitted. The Company adopted this standard in the first quarter of 2019 using the prospective approach. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

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

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition in accordance with ASC 350, Intangibles-Goodwill and Other. Measurement period adjustments that were made in 2019 include immaterial changes to the fair value of loans, premises and equipment, deferred tax assets, and other liabilities. The Company will continue to keep the measurement period open for certain accounts, including loans, real estate, and deferred tax assets, where its review procedures of any updated information related to the transaction are ongoing. If considered necessary, additional adjustments to the fair value measurement of these accounts will be made until all information is finalized, the Company’s review procedures are complete, when the measurement period is closed. The goodwill is not expected to be deductible for tax purposes.

The following table provides a preliminary assessment of the consideration transferred, assets acquired, and liabilities assumed as of the date of the acquisition (dollars in thousands):

Purchase Price:
Fair value of shares of the Company's common stock issued		$499,974
Cash paid for fractional shares		12
Total purchase price		$499,986

Fair value of assets acquired:
Cash and cash equivalents	$46,164
Investments	464,742
Loans	2,173,060
Premises and equipment	24,198
Core deposit intangibles	40,860
Other assets	100,649
Total assets	$2,849,673

Fair value of liabilities assumed:
Deposits	$2,227,073
Short-term borrowings	220,685
Long-term borrowings	70,535
Other liabilities	39,770
Total liabilities	$2,558,063

Net assets acquired		$291,610
Preliminary goodwill		$208,376

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

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, (acquired impaired) and loans that do not meet these criteria, which are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, (acquired performing). The fair values of the acquired performing loans were $2.1 billion and the fair values of the acquired impaired loans were $33.3 million. The gross contractually required principal and interest payments receivable for acquired performing loans was $2.5 billion. The best estimate of contractual cash flows not expected to be collected related to the acquired performing loans is $17.9 million.

The following table presents the acquired impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest payments	$44,429
Nonaccretable difference	(6,062)
Cash flows expected to be collected	38,367
Accretable difference	(5,060)
Fair value of loans acquired with a deterioration of credit quality	$33,307

The following table presents certain pro forma information as if Access had been acquired on January 1, 2017. These results combine the historical results of Access in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017. In particular, no adjustments have been made to eliminate the amount of Access’ provision for credit losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2017. Pro forma adjustments below include the net impact of accretion as well as the elimination of merger-related costs. The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands):

	For the years ended
	December 31,
	2019	2018	2017
Total revenues	$681,306	$666,921	$468,840
Net income	$217,075	$185,698	$91,270
Earnings per share	$2.53	$2.28	$1.59

Merger-related costs associated with the acquisition of Access were $26.2 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, and employee severances, which have been expensed as incurred. The Company completed the conversion of the core information systems during May 2019 which combined the former Access assets and results of operations into those of the Company. Therefore, reporting segregated Access revenue during 2019 is impracticable.

Fair Value Premiums and Discounts

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments, which includes previous acquisitions in addition to Access, had the following impact on the Consolidated Statements of Income during the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	For the years ended
	December 31,
	2019	2018	2017
Loans (1)	$24,846	$17,145	$6,784
Buildings (2)	50	228	—
Core deposit intangible (3)	(16,755)	(11,464)	(5,603)
Other amortizable intangibles (3)	(1,766)	(1,375)	(485)
Borrowings (4)	(360)	(506)	170
Time deposits (5)	833	2,553	—
Leases (2)	1,051	130	—
Net impact to income before taxes	$7,899	$6,711	$866

(1)	Loan acquisition-related fair value adjustments accretion is included in "Interest and fees on loans" in the "Interest and dividend income" section of the Company’s Consolidated Statements of Income.
(2)	Building and lease acquisition-related fair value adjustments amortization is included in "Occupancy expenses" in the "Noninterest expense" section of the Company’s Consolidated Statements of Income.
(3)	Core deposit and other intangible premium amortization is included in "Amortization of intangible assets" in the "Noninterest expense" section of the Company’s Consolidated Statements of Income.
(4)	Borrowings acquisition-related fair value adjustments (amortization) accretion is included in "Interest on long-term borrowings" in the "Interest Expense" section of the Company’s Consolidated Statements of Income.
(5)	Certificate of deposit acquisition-related fair value adjustments accretion is included in "Interest on deposits" in the "Interest expense" section of the Company’s Consolidated Statements of Income.

3. SECURITIES

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities AFS as of December 31, 2019 and 2018 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2019
U.S. government and agency securities	$4,487	$11	$—	$4,498
Obligations of states and political subdivisions	417,397	25,624	(29)	442,992
Corporate and other bonds (1)	259,213	4,403	(546)	263,070
Mortgage-backed securities	1,209,251	23,880	(1,325)	1,231,806
Other securities	3,079	—	—	3,079
Total AFS securities	$1,893,427	$53,918	$(1,900)	$1,945,445

December 31, 2018
Obligations of states and political subdivisions	$466,588	$3,844	$(1,941)	$468,491
Corporate and other bonds (1)	167,561	1,118	(983)	167,696
Mortgage-backed securities	1,138,034	4,452	(12,621)	1,129,865
Other securities	8,769	—	—	8,769
Total AFS securities	$1,780,952	$9,414	$(15,545)	$1,774,821
(1)	Other bonds includes asset-backed securities.

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s AFS securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of December 31, 2019 and 2018. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
Obligations of states and political subdivisions	$4,526	$(29)	$—	$—	$4,526	$(29)
Corporate and other bonds(1)	44,567	(255)	19,902	(291)	64,469	(546)
Mortgage-backed securities	149,255	(920)	55,133	(405)	204,388	(1,325)
Total AFS securities	$198,348	$(1,204)	$75,035	$(696)	$273,383	$(1,900)

December 31, 2018
Obligations of states and political subdivisions	$133,513	$(1,566)	$10,145	$(375)	$143,658	$(1,941)
Corporate and other bonds(1)	35,478	(315)	33,888	(668)	69,366	(983)
Mortgage-backed securities	306,038	(3,480)	341,400	(9,141)	647,438	(12,621)
Total AFS securities	$475,029	$(5,361)	$385,433	$(10,184)	$860,462	$(15,545)

(1)	Other bonds includes asset-backed securities

As of December 31, 2019, there were $75.0 million, or 47 issues, of individual AFS securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $696,000 and consisted of mortgage-backed securities, corporate bonds, and other securities. As of December 31, 2018, there were $385.4 million, or 138 issues, of individual securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $10.2 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. The Company has determined that these securities are temporarily impaired at December 31, 2019 and 2018 for the reasons set out below:

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

The following table presents the amortized cost and estimated fair value of AFS securities as of December 31, 2019 and 2018, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$35,046	$35,197	$22,653	$22,789
Due after one year through five years	164,605	166,873	191,003	188,999
Due after five years through ten years	249,712	254,790	218,211	217,304
Due after ten years	1,444,064	1,488,585	1,349,085	1,345,729
Total AFS securities	$1,893,427	$1,945,445	$1,780,952	$1,774,821

For information regarding the estimated fair value of AFS securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of  December 31, 2019 and 2018, see Note 10 "Commitments and Contingencies."

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

The Company reports HTM securities on the Consolidated Balance Sheets at carrying value. Carrying value is amortized cost which includes any unamortized unrealized gains and losses recognized in accumulated other comprehensive income prior to reclassifying the securities from securities AFS to securities held to maturity. Investment securities transferred into the HTM category from the AFS category are recorded at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the HTM securities. Such unrealized gains or losses are accreted over the remaining life of the security with no impact on future net income.

The carrying value, gross unrealized gains and losses, and estimated fair values of securities held to maturity as of December 31, 2019 and 2018 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
December 31, 2019
Obligations of states and political subdivisions	$545,148	$48,274	$—	$593,422
Mortgage-backed securities	9,996	85	—	10,081
Total held-to-maturity securities	$555,144	$48,359	$—	$603,503
December 31, 2018
Obligations of states and political subdivisions	$492,272	$7,375	$(146)	$499,501

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s held to maturity securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of December 31, 2019 and 2018. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—

December 31, 2018
Obligations of states and political subdivisions	$43,206	$(146)	$—	$—	$43,206	$(146)

The following table presents the amortized cost and estimated fair value of HTM securities as of December 31, 2019 and 2018, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$502	$504	$—	$—
Due after one year through five years	10,258	10,539	3,893	3,900
Due after five years through ten years	1,768	1,800	3,480	3,507
Due after ten years	542,616	590,660	484,899	492,094
Total HTM securities	$555,144	$603,503	$492,272	$499,501

For information regarding the estimated fair value of HTM securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of December 31, 2019 and 2018, see Note 10 "Commitments and Contingencies."

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and the FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At both December 31, 2019 and 2018, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of its outstanding capital at both December 31, 2019 and 2018. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $67.0 million and $52.6 million for December 31, 2019 and 2018 and FHLB stock in the amount of $63.9 million and $72.0 million as of December 31, 2019 and 2018, respectively.

Other-Than-Temporary Impairment

During each quarter and at year end the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessments during the years ended December 31, 2019 and 2018, and in accordance with the guidance, no OTTI was recognized.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	2019	2018	2017
Realized gains (losses):
Gross realized gains	$9,530	$4,221	$1,170
Gross realized losses	(1,855)	(3,838)	(370)
Net realized gains	$7,675	$383	$800
Proceeds from sales of securities	$514,070	$515,764	$139,046

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at December 31, 2019 and 2018 (dollars in thousands):

	2019	2018
Construction and Land Development	$1,250,924	$1,194,821
Commercial Real Estate - Owner Occupied	2,041,243	1,337,345
Commercial Real Estate - Non-Owner Occupied	3,286,098	2,467,410
Multifamily Real Estate	633,743	548,231
Commercial & Industrial	2,114,033	1,317,135
Residential 1-4 Family - Commercial	724,337	640,419
Residential 1-4 Family - Consumer	890,503	673,909
Residential 1-4 Family - Revolving	659,504	613,383
Auto	350,419	301,943
Consumer	372,853	379,694
Other Commercial	287,279	241,917
Total loans held for investment, net	$12,610,936	$9,716,207

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2019 (dollars in thousands):

			Greater than
	30-59 Days	60-89 Days	90 Days and
	Past Due	Past Due	still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$4,563	$482	$189	$10,944	$3,703	$1,231,043	$1,250,924
Commercial Real Estate - Owner Occupied	3,482	2,184	1,062	27,438	6,003	2,001,074	2,041,243
Commercial Real Estate - Non-Owner Occupied	457	—	1,451	14,565	381	3,269,244	3,286,098
Multifamily Real Estate	223	—	474	94	—	632,952	633,743
Commercial & Industrial	8,698	1,598	449	1,579	1,735	2,099,974	2,114,033
Residential 1-4 Family - Commercial	1,479	2,207	674	12,205	4,301	703,471	724,337
Residential 1-4 Family - Consumer	16,244	3,072	4,515	14,713	9,292	842,667	890,503
Residential 1-4 Family - Revolving	10,190	1,784	3,357	4,127	2,080	637,966	659,504
Auto	2,525	236	272	4	563	346,819	350,419
Consumer	2,128	1,233	953	668	77	367,794	372,853
Other Commercial	464	—	—	344	97	286,374	287,279
Total loans held for investment	$50,453	$12,796	$13,396	$86,681	$28,232	$12,419,378	$12,610,936

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2018 (dollars in thousands):

			Greater than
	30-59 Days	60-89 Days	90 Days and
	Past Due	Past Due	still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$759	$6	$180	$8,654	$8,018	$1,177,204	$1,194,821
Commercial Real Estate - Owner Occupied	8,755	1,142	3,193	25,644	3,636	1,294,975	1,337,345
Commercial Real Estate - Non-Owner Occupied	338	41	—	17,335	1,789	2,447,907	2,467,410
Multifamily Real Estate	—	146	—	88	—	547,997	548,231
Commercial & Industrial	3,353	389	132	2,156	1,524	1,309,581	1,317,135
Residential 1-4 Family - Commercial	6,619	1,577	1,409	13,601	2,481	614,732	640,419
Residential 1-4 Family - Consumer	12,049	5,143	2,437	16,872	7,276	630,132	673,909
Residential 1-4 Family - Revolving	4,611	1,644	440	5,115	1,518	600,055	613,383
Auto	3,320	403	195	7	576	297,442	301,943
Consumer	1,504	1,096	870	32	135	376,057	379,694
Other Commercial	126	—	—	717	—	241,074	241,917
Total loans held for investment	$41,434	$11,587	$8,856	$90,221	$26,953	$9,537,156	$9,716,207

Nonaccrual loans totaled $28.2 million, $27.0 million, and $21.7 million at December 31, 2019, 2018 and 2017, respectively. Had these loans performed in accordance with their original terms, interest income of approximately $1.8 million, $2.3 million, and $698,000 would have been recorded in 2019, 2018, and 2017, respectively. All nonaccrual loans were included in the impaired loan disclosure in 2019 and 2018.

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2019 (dollars in thousands):

	30-89 Days	Greater than
	Past Due	90 Days	Current	Total
Construction and Land Development	$136	$343	$10,465	$10,944
Commercial Real Estate - Owner Occupied	480	6,884	20,074	27,438
Commercial Real Estate - Non-Owner Occupied	848	987	12,730	14,565
Multifamily Real Estate	—	—	94	94
Commercial & Industrial	—	989	590	1,579
Residential 1-4 Family - Commercial	543	1,995	9,667	12,205
Residential 1-4 Family - Consumer	927	1,781	12,005	14,713
Residential 1-4 Family - Revolving	287	205	3,635	4,127
Auto	—	—	4	4
Consumer	—	9	659	668
Other Commercial	—	—	344	344
Total	$3,221	$13,193	$70,267	$86,681

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2018 (dollars in thousands):

	30-89 Days	Greater than
	Past Due	90 Days	Current	Total
Construction and Land Development	$108	$1,424	$7,122	$8,654
Commercial Real Estate - Owner Occupied	658	4,281	20,705	25,644
Commercial Real Estate - Non-Owner Occupied	61	1,810	15,464	17,335
Multifamily Real Estate	—	—	88	88
Commercial & Industrial	47	1,092	1,017	2,156
Residential 1-4 Family - Commercial	871	3,454	9,276	13,601
Residential 1-4 Family - Consumer	1,959	2,422	12,491	16,872
Residential 1-4 Family - Revolving	498	252	4,365	5,115
Auto	—	—	7	7
Consumer	5	9	18	32
Other Commercial	57	—	660	717
Total	$4,264	$14,744	$71,213	$90,221

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans, by segment at December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans without a specific allowance
Construction and Land Development	$5,877	$7,174	$—	$10,290	$12,038	$—
Commercial Real Estate - Owner Occupied	8,801	9,296	—	8,386	9,067	—
Commercial Real Estate - Non-Owner Occupied	3,510	4,059	—	6,578	6,929	—
Commercial & Industrial	3,668	3,933	—	3,059	3,251	—
Residential 1-4 Family - Commercial	4,047	4,310	—	3,378	3,439	—
Residential 1-4 Family - Consumer	8,420	9,018	—	9,642	10,317	—
Residential 1-4 Family - Revolving	862	865	—	1,150	1,269	—
Consumer	—	—	—	30	102	—
Other Commercial	—	—	—	478	478	—
Total impaired loans without a specific allowance	$35,185	$38,655	$—	$42,991	$46,890	$—
Loans with a specific allowance
Construction and Land Development	$984	$1,032	$49	$372	$491	$63
Commercial Real Estate - Owner Occupied	2,820	3,093	146	4,304	4,437	359
Commercial Real Estate - Non-Owner Occupied	335	383	2	391	391	1
Commercial & Industrial	2,568	2,590	619	1,183	1,442	752
Residential 1-4 Family - Commercial	1,726	1,819	162	2,120	2,152	89
Residential 1-4 Family - Consumer	12,026	12,670	1,242	6,389	6,645	470
Residential 1-4 Family - Revolving	2,186	2,369	510	724	807	188
Auto	563	879	221	576	830	231
Consumer	168	336	46	178	467	64
Other Commercial	562	567	30	—	—	—
Total impaired loans with a specific allowance	$23,938	$25,738	$3,027	$16,237	$17,662	$2,217
Total impaired loans	$59,123	$64,393	$3,027	$59,228	$64,552	$2,217

The following table shows the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans, by segment for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	December 31, 2019		December 31, 2018		December 31, 2017
		Interest		Interest		Interest
	Average	Income	Average	Income	Average	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Construction and Land Development	$6,764	$110	$11,648	$234	$17,080	$590
Commercial Real Estate - Owner Occupied	12,258	323	13,383	499	6,580	306
Commercial Real Estate - Non-Owner Occupied	4,775	147	7,157	246	6,083	172
Commercial & Industrial	6,438	293	4,672	232	3,208	150
Residential 1-4 Family - Commercial	6,145	120	5,667	180	4,422	162
Residential 1-4 Family - Consumer	20,963	308	16,977	236	12,812	222
Residential 1-4 Family - Revolving	3,256	82	2,000	23	2,659	36
Auto	788	15	824	20	579	19
Consumer	187	5	263	5	428	14
Other Commercial	584	22	486	27	382	22
Total impaired loans	$62,158	$1,425	$63,077	$1,702	$54,233	$1,693

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the year ended December 31, 2019, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by segment, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in nonaccrual status, which are considered to be nonperforming, as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019			December 31, 2018
	No. of	Recorded	Outstanding	No. of	Recorded	Outstanding
	Loans	Investment	Commitment	Loans	Investment	Commitment
Performing
Construction and Land Development	4	$1,114	$—	5	$2,496	$—
Commercial Real Estate - Owner Occupied	6	2,228	26	8	2,783	—
Commercial Real Estate - Non-Owner Occupied	1	1,089	—	4	4,438	—
Commercial & Industrial	4	1,020	—	4	978	—
Residential 1-4 Family - Commercial	5	290	—	8	1,075	—
Residential 1-4 Family - Consumer	69	9,396	—	52	6,882	—
Residential 1-4 Family - Revolving	2	56	—	2	58	—
Consumer	4	29	—	1	13	—
Other Commercial	1	464	—	1	478	—
Total performing	96	$15,686	$26	85	$19,201	$—
Nonperforming
Construction and Land Development	—	$—	$—	2	$3,474	$—
Commercial Real Estate - Owner Occupied	2	176	—	2	198	—
Commercial & Industrial	1	55	—	6	461	—
Residential 1-4 Family - Commercial	—	—	—	1	60	—
Residential 1-4 Family - Consumer	19	3,522	—	15	3,135	—
Residential 1-4 Family - Revolving	2	57	—	2	62	—
Consumer	—	—	—	1	7	—
Total nonperforming	24	$3,810	$—	29	$7,397	$—
Total performing and nonperforming	120	$19,496	$26	114	$26,598	$—

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the years ended December 31, 2019 and 2018, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by segment and modification type, TDRs that occurred during the years ended December 31, 2019 and 2018 (dollars in thousands):

	All Restructurings
	2019		2018
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—	—	$—

Term modification, at a market rate
Construction and Land Development	—	$—	4	$4,675
Commercial Real Estate - Owner Occupied	—	—	5	1,365
Commercial Real Estate - Non-Owner Occupied	—	—	1	1,089
Commercial & Industrial	1	376	3	334
Residential 1-4 Family - Commercial	1	72	1	71
Residential 1-4 Family - Consumer	7	1,688	9	1,079
Consumer	3	24	1	13
Total loan term extended at a market rate	12	$2,160	24	$8,626

Term modification, below market rate
Construction and Land Development	3	$193	—	$—
Commercial Real Estate - Non-Owner Occupied	—	—	1	2,782
Residential 1-4 Family - Consumer	22	2,658	19	2,783
Residential 1-4 Family - Revolving	—	—	2	46
Consumer	1	5	—	—
Total loan term extended at a below market rate	26	$2,856	22	$5,611

Interest rate modification, below market rate
Residential 1-4 Family - Commercial	—	$—	1	$265
Total interest only at below market rate of interest	—	$—	1	$265

Total	38	$5,016	47	$14,502

The following tables show the allowance for loan loss activity by segment for the year ended December 31, 2019, 2018, and 2017. The tables below include the provision for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Year Ended December 31, 2019
	Allowance for loan losses
	Balance,	Recoveries	Loans	Provision	Balance,
	beginning of	credited to	charged	charged to	end of
	the year	allowance	off	operations	period
Construction and Land Development	$6,803	$665	$(4,218)	$2,508	$5,758
Commercial Real Estate - Owner Occupied	4,023	456	(1,346)	786	3,919
Commercial Real Estate - Non-Owner Occupied	8,865	109	(270)	839	9,543
Multifamily Real Estate	649	85	—	(102)	632
Commercial & Industrial	7,636	1,132	(3,096)	2,932	8,604
Residential 1-4 Family - Commercial	1,692	372	(472)	(227)	1,365
Residential 1-4 Family - Consumer	1,492	466	(144)	199	2,013
Residential 1-4 Family - Revolving	1,297	692	(698)	32	1,323
Auto	1,443	549	(1,282)	743	1,453
Consumer and all other(1)	7,145	2,706	(16,582)	14,415	7,684
Total	$41,045	$7,232	$(28,108)	$22,125	$42,294
(1)	Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	Year Ended December 31, 2018
	Allowance for loan losses
	Balance,	Recoveries	Loans	Provision	Balance,
	beginning of	credited to	charged	charged to	end of
	the year	allowance	off	operations	period
Construction and Land Development	$9,709	$447	$(2,005)	$(1,348)	$6,803
Commercial Real Estate - Owner Occupied	2,931	610	(709)	1,191	4,023
Commercial Real Estate - Non-Owner Occupied	7,544	100	(94)	1,315	8,865
Multifamily Real Estate	1,092	5	—	(448)	649
Commercial & Industrial	4,552	534	(833)	3,383	7,636
Residential 1-4 Family - Commercial	4,437	353	(176)	(2,922)	1,692
Residential 1-4 Family - Consumer	1,524	310	(852)	510	1,492
Residential 1-4 Family - Revolving	1,360	636	(1,206)	507	1,297
Auto	975	436	(1,074)	1,106	1,443
Consumer and all other(1)	4,084	1,737	(9,281)	10,605	7,145
Total	$38,208	$5,168	$(16,230)	$13,899	$41,045
(1)	Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	Year Ended December 31, 2017
	Allowance for loan losses
	Balance,	Recoveries	Loans	Provision	Balance,
	beginning	credited to	charged	charged to	end of
	of the year	allowance	off	operations	period
Construction and Land Development	$10,055	$206	$(2,190)	$1,638	$9,709
Commercial Real Estate - Owner Occupied	3,801	171	(46)	(995)	2,931
Commercial Real Estate - Non-Owner Occupied	6,622	2	(1,180)	2,100	7,544
Multifamily Real Estate	1,236	—	—	(144)	1,092
Commercial & Industrial	4,627	483	(2,277)	1,719	4,552
Residential 1-4 Family - Commercial	3,698	329	(463)	873	4,437
Residential 1-4 Family - Consumer	2,701	102	(588)	(691)	1,524
Residential 1-4 Family - Revolving	1,328	314	(1,019)	737	1,360
Auto	946	459	(1,038)	608	975
Consumer and all other(1)	2,178	1,189	(4,509)	5,226	4,084
Total	$37,192	$3,255	$(13,310)	$11,071	$38,208

(1)	Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the loan and allowance for loan loss balances based on impairment methodology by segment as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019
	Loans individually		Loans collectively		Loans acquired with
	evaluated for		evaluated for		deteriorated credit
	impairment		impairment		quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$6,861	$49	$1,233,119	$5,709	$10,944	$—	$1,250,924	$5,758
Commercial Real Estate - Owner Occupied	11,621	146	2,002,184	3,773	27,438	—	2,041,243	3,919
Commercial Real Estate - Non-Owner Occupied	3,845	2	3,267,688	9,541	14,565	—	3,286,098	9,543
Multifamily Real Estate	—	—	633,649	632	94	—	633,743	632
Commercial & Industrial	6,236	619	2,106,218	7,768	1,579	217	2,114,033	8,604
Residential 1-4 Family - Commercial	5,773	162	706,359	1,203	12,205	—	724,337	1,365
Residential 1-4 Family - Consumer	20,446	1,242	855,344	771	14,713	—	890,503	2,013
Residential 1-4 Family - Revolving	3,048	510	652,329	813	4,127	—	659,504	1,323
Auto	563	221	349,852	1,232	4	—	350,419	1,453
Consumer and all other(1)	730	76	658,390	7,608	1,012	—	660,132	7,684
Total loans held for investment, net	$59,123	$3,027	$12,465,132	$39,050	$86,681	$217	$12,610,936	$42,294
(1)	Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

	December 31, 2018
	Loans individually		Loans collectively		Loans acquired with
	evaluated for		evaluated for		deteriorated credit
	impairment		impairment		quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$10,662	$63	$1,175,505	$6,740	$8,654	$—	$1,194,821	$6,803
Commercial Real Estate - Owner Occupied	12,690	359	1,299,011	3,664	25,644	—	1,337,345	4,023
Commercial Real Estate - Non-Owner Occupied	6,969	1	2,443,106	8,864	17,335	—	2,467,410	8,865
Multifamily Real Estate	—	—	548,143	649	88	—	548,231	649
Commercial & Industrial	4,242	752	1,310,737	6,884	2,156	—	1,317,135	7,636
Residential 1-4 Family - Commercial	5,498	89	621,320	1,603	13,601	—	640,419	1,692
Residential 1-4 Family - Consumer	16,031	470	641,006	1,022	16,872	—	673,909	1,492
Residential 1-4 Family - Revolving	1,874	188	606,394	1,109	5,115	—	613,383	1,297
Auto	576	231	301,360	1,212	7	—	301,943	1,443
Consumer and all other(1)	686	64	620,176	7,081	749	—	621,611	7,145
Total loans held for investment, net	$59,228	$2,217	$9,566,758	$38,828	$90,221	$—	$9,716,207	$41,045
(1)	Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

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

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of December 31, 2019 (dollars in thousands):

	Pass	Watch & Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,197,066	$37,182	$5,732	$—	$1,239,980
Commercial Real Estate - Owner Occupied	1,916,492	87,004	10,309	—	2,013,805
Commercial Real Estate - Non-Owner Occupied	3,205,463	62,368	3,608	94	3,271,533
Multifamily Real Estate	613,844	19,396	409	—	633,649
Commercial & Industrial	2,043,903	60,495	8,048	8	2,112,454
Residential 1-4 Family - Commercial	680,894	24,864	6,374	—	712,132
Residential 1-4 Family - Consumer	841,408	13,592	20,534	256	875,790
Residential 1-4 Family - Revolving	641,069	6,373	7,935	—	655,377
Auto	345,960	2,630	1,825	—	350,415
Consumer	371,315	550	320	—	372,185
Other Commercial	284,914	1,863	158	—	286,935
Total	$12,142,328	$316,317	$65,252	$358	$12,524,255

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of December 31, 2018 (dollars in thousands):

	Pass	Watch & Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,130,577	$43,894	$11,696	$—	$1,186,167
Commercial Real Estate - Owner Occupied	1,231,422	50,939	29,340	—	1,311,701
Commercial Real Estate - Non-Owner Occupied	2,425,500	17,648	6,927	—	2,450,075
Multifamily Real Estate	537,572	10,571	—	—	548,143
Commercial & Industrial	1,273,549	34,864	6,566	—	1,314,979
Residential 1-4 Family - Commercial	606,955	14,876	4,987	—	626,818
Residential 1-4 Family - Consumer	624,346	17,065	15,626	—	657,037
Residential 1-4 Family - Revolving	598,444	6,316	3,508	—	608,268
Auto	296,907	3,590	1,439	—	301,936
Consumer	378,873	547	242	—	379,662
Other Commercial	239,857	864	479	—	241,200
Total	$9,344,002	$201,174	$80,810	$—	$9,625,986

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of December 31, 2019 (dollars in thousands):

	Pass	Watch & Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,092	$3,692	$6,160	$—	$10,944
Commercial Real Estate - Owner Occupied	8,264	10,524	8,650	—	27,438
Commercial Real Estate - Non-Owner Occupied	3,826	9,415	1,324	—	14,565
Multifamily Real Estate	—	94	—	—	94
Commercial & Industrial	127	25	1,427	—	1,579
Residential 1-4 Family - Commercial	6,000	2,693	3,512	—	12,205
Residential 1-4 Family - Consumer	9,947	557	4,209	—	14,713
Residential 1-4 Family - Revolving	2,887	707	533	—	4,127
Auto	2	—	2	—	4
Consumer	657	—	11	—	668
Other Commercial	120	224	—	—	344
Total	$32,922	$27,931	$25,828	$—	$86,681

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of December 31, 2018 (dollars in thousands):

	Pass	Watch & Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,835	$1,308	$5,511	$—	$8,654
Commercial Real Estate - Owner Occupied	8,347	6,685	10,612	—	25,644
Commercial Real Estate - Non-Owner Occupied	4,789	7,992	4,554	—	17,335
Multifamily Real Estate	—	88	—	—	88
Commercial & Industrial	762	134	1,260	—	2,156
Residential 1-4 Family - Commercial	6,476	2,771	4,354	—	13,601
Residential 1-4 Family - Consumer	9,930	1,030	5,912	—	16,872
Residential 1-4 Family - Revolving	3,438	1,031	646	—	5,115
Auto	7	—	—	—	7
Consumer	17	—	15	—	32
Other Commercial	57	660	—	—	717
Total	$35,658	$21,699	$32,864	$—	$90,221

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the Year Ended December 31,
	2019	2018
Balance at beginning of period	$31,201	$14,563
Additions	5,060	12,225
Accretion	(13,432)	(8,654)
Reclass of nonaccretable difference due to improvement in expected cash flows	4,485	1,876
Measurement period adjustment	631	3,974
Other, net (1)	3,329	7,217
Balance at end of period	$31,274	$31,201
(1)	This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the year.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $86.7 million at December 31, 2019 and $90.2 million at December 31, 2018. The outstanding balance of the Company’s PCI loan portfolio totaled $104.9 million at December 31, 2019 and $113.5 million at December 31, 2018. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $3.0 billion and $2.0 billion at December 31, 2019 and 2018, respectively; the remaining discount on these loans totaled $50.1 million and $30.3 million, respectively.

5. PREMISES AND EQUIPMENT

Amounts presented exclude discontinued operations. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

The Company’s premises and equipment as of December 31, 2019 and 2018 are as follows (dollars in thousands):

	2019	2018
Land	$44,578	$41,494
Land improvements and buildings	123,189	119,649
Leasehold improvements	20,597	10,266
Furniture and equipment	71,469	62,154
Construction in progress	3,549	6,956
Total	263,382	240,519
Less accumulated depreciation and amortization	102,309	93,552
Bank premises and equipment, net	$161,073	$146,967

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $15.0 million, $13.6 million, and $10.9 million, respectively. Refer to Note 7: “Leases” in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the Company’s leasing arrangements.

6. INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangibles are being amortized over the period of expected benefit, which ranges from 4 to 10 years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 10 years, using various methods. Refer to Note 2 "Acquisitions" for further information regarding intangible assets.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2019 and determined that there was no impairment to its goodwill or intangible assets. In the second quarter of 2018 the Company wrote off goodwill in the amount of $864,000 related to the wind down of UMG, which is now included in discontinued operations.

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
December 31, 2019
Core deposit intangibles	$135,300	$73,336	$61,964
Other amortizable intangibles	15,349	3,644	11,705
December 31, 2018
Core deposit intangibles	$95,152	$57,293	$37,859
Other amortizable intangibles	12,695	1,870	10,825

Amortization expense of intangibles for the years ended December 31, 2019, 2018, and 2017 totaled $18.5 million, $12.8 million, and $6.1 million, respectively. As of December 31, 2019, the estimated remaining amortization expense of intangibles for the years ended is as follows (dollars in thousands):

2020	$16,483
2021	13,874
2022	11,490
2023	9,687
2024	7,819
Thereafter	14,316
Total estimated amortization expense	$73,669

7. LEASES

The Company leases branch locations, office space, land, and equipment. The Company determines if an arrangement is a lease at inception. As of December 31, 2019, all leases have been classified as operating leases with approximately 160 non-cancellable operating leases where the Company is the lessee. The Company does not have any material arrangements where the Company is the lessor or in a sublease contract. Leases where the Company is a lessee are primarily for real estate leases with remaining lease terms of up to 14 years. The Company’s real estate lease agreements do not contain residual value guarantees and most agreements do not contain restrictive covenants.

Operating leases have been reported on the Company’s Consolidated Balance Sheets as an operating ROU Asset within Other Assets and an operating lease liability within Other Liabilities. The ROU Asset represents the Company’s right to use an underlying asset over the course of the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments, discounted using the incremental borrowing rate. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating ROU Asset is recognized at commencement date based on the initial measurement of the lease liability, any lease payments made excluding lease incentives, and any initial direct costs incurred. At December 31, 2019 the total ROU Asset was $54.9 million and total operating lease liabilities were $66.1 million. Most of the Company’s leases include one or more options to renew, however, the Company is not reasonably certain to exercise those options and therefore does not include the renewal options in the measurement of the ROU Asset and lease liabilities

Total lease expenses are recorded in Occupancy Expense within noninterest expense on the Company’s Consolidated Statements of Income. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Total operating lease expenses for the year ended December 31, 2019 were $11.5 million.

As of December 31, 2019 the Company had no material sales leaseback transactions or operating leases that have not yet commenced that create significant rights and obligations.

Maturities of operating lease liabilities as of December 31, 2019 are as follows for the years ending (dollars in thousands):

2020	$13,046
2021	11,321
2022	10,344
2023	9,377
2024	8,065
Thereafter	21,025
Total future lease payments	73,178
Less: Interest	7,126
Present value of lease liabilities	$66,052

Other lease information is as follows (dollars in thousands):

December 31, 2019
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	7.36
Weighted-average discount rate (1)	2.69%
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Operating Leases	$13,697
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,065

(1)	An incremental borrowing rate is used based on information available at commencement date of lease.

8. DEPOSITS

The major types of interest-bearing deposits are as follows for the years ended December 31, (dollars in thousands):

	2019	2018
Interest-bearing deposits:
NOW accounts	$2,905,714	$2,288,523
Money market accounts	3,951,856	2,875,301
Savings accounts	727,847	622,823
Time deposits of $250,000 and over	684,797	292,224
Other time deposits	2,064,628	1,797,482
Total interest-bearing deposits	$10,334,842	$7,876,353

As of December 31, 2019, the scheduled maturities of time deposits are as follows for the years ended December 31, (dollars in thousands):

2020	$1,626,492
2021	621,567
2022	199,507
2023	140,722
2024	160,465
Thereafter	672
Total scheduled maturities of time deposits	$2,749,425

The amount of time deposits held in CDARS accounts was $73.9 million and $118.3 million as of December 31, 2019 and 2018, respectively.

The Company classifies deposit overdrafts as loans held for investment within the "Other Commercial" category. As of December 31, 2019 and 2018, these deposits totaled $2.6 million and $2.0 million, respectively.

9. BORROWINGS

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

Total short-term borrowings consist of the following as of December 31, 2019 and 2018 (dollars in thousands):

	2019	2018
Securities sold under agreements to repurchase	$66,053	$39,197
FHLB advances	370,200	1,043,600
Other short-term borrowings	—	5,000
Total short-term borrowings	$436,253	$1,087,797

Average outstanding balance during the period	$673,116	$968,014
Average interest rate (during the period)	2.30%	1.91%
Average interest rate at end of period	1.52%	2.43%

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $682.0 million and $382.0 million at December 31, 2019 and 2018 respectively. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both December 31, 2019 and 2018. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants as of December 31, 2019. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $5.2 billion and $4.0 billion at December 31, 2019 and 2018, respectively.

Long-term Borrowings

In connection with several previous bank acquisitions, the Company issued and acquired trust preferred capital notes of $58.5 million and $87.0 million, respectively. Most recently, in connection with the acquisition of Access on February 1, 2019, the Company acquired additional trust preferred capital notes totaling $5.0 million. The remaining fair value discount on all acquired trust preferred capital notes was $14.9 million at December 31, 2019. The trust preferred capital notes currently qualify for Tier 2 capital of the Company for regulatory purposes. The Company’s trust preferred capital notes consist of the following as of December 31, 2019:

	Trust
	Preferred
	Capital		Spread to
	Securities (1)	Investment (1)	3-Month LIBOR	Rate (2)	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	4.66%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	3.31%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	4.64%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	5.01%	6/26/2033
Gateway Capital Statutory Trust I	8,000,000	248,000	3.10%	5.01%	9/17/2033
Gateway Capital Statutory Trust II	7,000,000	217,000	2.65%	4.56%	6/17/2034
Gateway Capital Statutory Trust III	15,000,000	464,000	1.50%	3.41%	5/30/2036
Gateway Capital Statutory Trust IV	25,000,000	774,000	1.55%	3.46%	7/30/2037
MFC Capital Trust II	5,000,000	155,000	2.85%	4.76%	1/23/2034
Total	$150,500,000	$4,659,000
(1)	The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Consolidated Balance Sheets.
(2)	Rate as of December 31, 2019.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with an initial fixed interest rate of 5.00% through December 15, 2021. The interest rate then changes to a floating rate of LIBOR plus 3.175% through its maturity date on December 15, 2026. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired $8.5 million of subordinated notes with a fair value premium of $259,000, which was $51,000 at December 31, 2019. The acquired subordinated notes have a fixed interest rate of 6.75% and a maturity date of June 30, 2025. At December 31, 2019 and 2018, the contractual principal reported for all subordinated notes was $158.5 million; remaining issuance discount as of December 31, 2019 and 2018 was $1.4 million and $1.6 million, respectively. The subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with the acquired subordinated notes and was considered to be in compliance with these covenants as of December 31, 2019.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances which was deferred and to be amortized over the term of the modified advances using the effective rate method. On August 29, 2019, the Company repaid the floating rate FHLB advances. In connection with this repayment, the remaining unamortized prepayment penalty of $7.4 million was immediately recognized as a component of noninterest expense.

As of December 31, 2019, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

	Spread to
	3-Month	Interest
Long-term Type	LIBOR	Rate (1)	Maturity Date	Advance Amount
Convertible Flipper	(0.75)%	1.16%	8/17/2029	$50,000
Convertible Flipper	(0.50)%	1.41%	5/15/2024	200,000
Convertible Flipper	(0.75)%	1.16%	5/22/2029	150,000
Convertible Flipper	(0.75)%	1.16%	5/30/2029	50,000
Convertible Flipper	(0.75)%	1.16%	6/21/2029	100,000
Fixed Rate Convertible	-	1.78%	10/26/2028	200,000
Fixed Rate Hybrid	-	1.58%	5/18/2020	20,000
Fixed Rate Credit	-	1.54%	10/2/2020	10,000
				$780,000
(1)	Interest rates calculated using non-rounded numbers.

As of December 31, 2018, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

	Spread to
	3-Month	Interest
Long-term Type	LIBOR	Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	3.25%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	3.26%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	3.26%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	3.26%	11/23/2022	10,000
Fixed Rate Convertible	—	1.78%	10/26/2028	200,000
Fixed Rate Hybrid	—	2.37%	10/10/2019	25,000
Fixed Rate Hybrid	—	1.58%	5/18/2020	20,000
				$385,000
(1)	Interest rates calculated using non-rounded numbers.

For information on the carrying value of loans and securities pledged as collateral on FHLB advances as of December 31, 2019 and 2018, refer to Note 10 "Commitments and Contingencies".

As of December 31, 2019, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Fair Value
	Capital	Subordinated	FHLB	Premium	Total Long-term
	Notes	Debt	Advances	(Discount) (1)	Borrowings
2020	$—	$—	$30,000	$(834)	$29,166
2021	—	—	—	(1,008)	(1,008)
2022	—	—	—	(1,030)	(1,030)
2023	—	—	—	(1,053)	(1,053)
2024	—	—	200,000	(1,078)	198,922
Thereafter	155,159	158,500	550,000	(11,161)	852,498
Total long-term borrowings	$155,159	$158,500	$780,000	$(16,164)	$1,077,495

(1)	Includes discount on issued subordinated notes.

10. COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss rates, current economic conditions, risk ratings, and past due status among other factors in the consideration of whether credit losses are inherent in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve that includes balances relating to mortgage loans previously sold based on historical statistics and loss rates. As of December 31, 2019 and 2018, the Company’s reserves for off-balance sheet credit risk and indemnification were $2.6 million and $1.4 million, respectively.

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

The following table presents the balances of commitments and contingencies as of December 31, (dollars in thousands):

	2019	2018
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$4,691,272	$3,167,085
Standby letters of credit	209,658	167,597
Total commitments with off-balance sheet risk	$4,900,930	$3,334,682

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended December 31, 2019 and 2018, the aggregate amount of daily average required reserves were approximately $6.3 million and $58.0 million, respectively, and was satisfied by deposits maintained with the Federal Reserve Bank.

As of December 31, 2019, the Company had approximately $131.4 million in deposits in other financial institutions, of which $116.8 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $11.6 million and $3.7 million in deposits in other financial institutions that were uninsured at December 31, 2019 and 2018, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 11 “Derivatives” for additional information.

As part of the Company’s liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at December 31, 2019 and 2018 (dollars in thousands):

	Pledged Assets as of December 31, 2019
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$467,266	$292,096	$—	$759,362
Repurchase agreements	—	79,299	7,602	—	86,901
FHLB advances	—	63,812	—	3,846,934	3,910,746
Derivatives	116,839	1,260	—	—	118,099
Fed Funds	—	—	—	292,738	292,738
Other purposes	—	122,358	10,654	—	133,012
Total pledged assets	$116,839	$733,995	$310,352	$4,139,672	$5,300,858

(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2018
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$293,169	$7,407	$—	$300,576
Repurchase agreements	—	55,269	—	—	55,269
FHLB advances	—	488	—	3,337,289	3,337,777
Derivatives	13,509	1,938	—	—	15,447
Other purposes	—	23,217	—	—	23,217
Total pledged assets	$13,509	$374,081	$7,407	$3,337,289	$3,732,286

(1) Balance represents book value.
(2) Balance represents market value.

11. DERIVATIVES

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

During the quarter ended September 30, 2019, the Company terminated four interest rate swaps designated as cash flow hedges prior to their respective maturity dates. The net amount of losses immediately reclassified into earnings as the forecasted transaction will not occur totaled $9.0 million for the quarter ended September 30, 2019.

Fair Value Hedge

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. For the years ended December 31, 2019 and 2018, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $83.1 million and $87.6 million, respectively, and the fair value of the related hedged items was an unrealized loss of $2.0 million and $1.6 million, respectively.

AFS Securities: During the fourth quarter 2018, the Company entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate AFS securities. For the years ended December 31, 2019 and 2018, the aggregate notional amount of the related hedged items of the AFS securities totaled $50.0 million and the fair value of the related hedged items was an unrealized loss of $4.1 million and $1.4 million, respectively.

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

The following table summarizes key elements of the Company’s derivative instruments as of December 31, 2019 and 2018, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	December 31, 2019			December 31, 2018
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$100,000	$—	$1,147	$152,500	$—	$4,786
Fair value hedges	133,078	182	6,256	137,596	1,872	1,684
Derivatives not designated as accounting hedges:
Loan Swaps :
Pay fixed - receive floating interest rate swaps	1,575,149	753	53,592	878,446	10,120	9,306
Pay floating - receive fixed interest rate swaps	1,575,149	53,592	753	878,446	9,306	10,120
(1)	Notional amounts are not recorded on the Company’s Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.
(2)	Balances represent fair value of derivative financial instruments.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019		December 31, 2018
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$206,799	$4,072	$224,241	$1,399
Loans	83,078	1,972	87,596	(1,572)
(1)	These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. For the periods ended December 31, 2019 and 2018, the amortized cost basis of this portfolio was $207 million and $224 million, respectively, and the cumulative basis adjustment associated with this hedge was $4.1 million and $1.4 million, respectively. The amount of the designated hedged item at December 31, 2019 and 2018 totaled $50 million.
(2)	Carrying value represents amortized cost.

12. STOCKHOLDERS’ EQUITY

Serial Preferred Stock

The Company has the authority to issue up to 500,000 shares of serial preferred stock with a par value of $10.00 per share. As of December 31, 2019 and December 31, 2018, the Company had no shares issued or outstanding.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2019 is summarized as follows, net of tax (dollars in thousands):

		Unrealized
		Gains
		(Losses) for
	Unrealized	AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred	Value of Cash	(Losses)
	Securities	to HTM	Flow Hedges	on BOLI	Total
Balance - December 31, 2018	$(5,949)	$95	$(3,393)	$(1,026)	$(10,273)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	49,890	—	(5,103)	(646)	44,141
Amounts reclassified from AOCI into earnings	(6,064)	(20)	7,714	77	1,707
Net current period other comprehensive income (loss)	43,826	(20)	2,611	(569)	45,848
Balance - December 31, 2019	$37,877	$75	$(782)	$(1,595)	$35,575

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2018 is summarized as follows, net of tax (dollars in thousands):

		Unrealized
		Gains
		(Losses) for
	Unrealized	AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred	Value of Cash	(Losses) on
	Securities	to HTM	Flow Hedges	BOLI	Total
Balance - December 31, 2017	$1,874	$2,705	$(4,361)	$(1,102)	$(884)
Transfer of HTM securities to AFS securities(1)	2,785	(2,785)	—	—	—
Cumulative effects from adoption of new accounting standards (2) (3)	465	583	(1,094)	—	(46)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(10,711)	—	1,087	—	(9,624)
Amounts reclassified from AOCI into earnings	(362)	(408)	975	76	281
Net current period other comprehensive income (loss)	(11,073)	(408)	2,062	76	(9,343)
Balance - December 31, 2018	$(5,949)	$95	$(3,393)	$(1,026)	$(10,273)

____________________

(1)	During the second quarter of 2018, the Company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". As part of this adoption, the Company made a one-time election to transfer eligible HTM securities to the AFS category. The transfer of these securities resulted in an increase of approximately $400,000 to AOCI and is included as unrealized gains (losses) on AFS securities above.
(2)	During the second quarter of 2018, the Company adopted ASU No. 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." As part of this adoption, the Company reclassified approximately $107,000 of these amounts from AOCI to retained earnings.
(3)	During the first quarter of 2018, the Company adopted ASU No. 2016-01 "Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities." As part of this adoption, the Company reclassified approximately $61,000 of these amounts from AOCI to retained earnings.

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2017 is summarized as follows, net of tax (dollars in thousands):

		Unrealized
		Gains
		(Losses) for
	Unrealized	AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred	Value of Cash	(Losses)
	Securities	to HTM	Flow Hedges	on BOLI	Total
Balance - December 31, 2016	$(542)	$3,377	$(5,179)	$(1,465)	$(3,809)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	2,936	—	(44)	—	2,892
Amounts reclassified from AOCI into earnings	(520)	(672)	862	363	33
Net current period other comprehensive income (loss)	2,416	(672)	818	363	2,925
Balance - December 31, 2017	$1,874	$2,705	$(4,361)	$(1,102)	$(884)

13. REGULATORY MATTERS AND CAPITAL

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

As of December 31, 2019, the most recent notification from the Federal Reserve Bank categorized the Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios are also presented in the following table at December 31, 2019 and 2018 (dollars in thousands):

					Required in Order to Be
			Required for Capital		Well Capitalized Under
	Actual		Adequacy Purposes		PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$1,437,908	10.24%	$631,893	4.50%	NA	NA
Atlantic Union Bank	1,704,426	12.18%	629,714	4.50%	909,587	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	1,437,908	10.24%	842,524	6.00%	NA	NA
Atlantic Union Bank	1,704,426	12.18%	839,619	6.00%	1,119,492	8.00%
Total capital to risk weighted assets:
Consolidated	1,773,835	12.63%	1,123,569	8.00%	NA	NA
Atlantic Union Bank	1,747,620	12.48%	1,120,269	8.00%	1,400,337	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	1,437,908	8.79%	654,338	4.00%	NA	NA
Atlantic Union Bank	1,704,426	10.45%	652,412	4.00%	815,515	5.00%
As of December 31, 2018
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$1,106,871	9.93%	$501,608	4.50%	NA	NA
Atlantic Union Bank	1,378,039	12.40%	500,224	4.50%	722,546	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	1,236,709	11.09%	668,817	6.00%	NA	NA
Atlantic Union Bank	1,378,039	12.40%	666,965	6.00%	889,287	8.00%
Total capital to risk weighted assets:
Consolidated	1,435,711	12.88%	891,753	8.00%	NA	NA
Atlantic Union Bank	1,419,984	12.77%	889,289	8.00%	1,111,612	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	1,236,709	9.71%	509,678	4.00%	NA	NA
Atlantic Union Bank	1,378,039	10.84%	508,412	4.00%	635,515	5.00%

In July 2013, the FRB issued a final rule that makes technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The phase-in period for the final rules began on January 1, 2015. Full compliance with the final rules was phased in on January 1, 2019.

14. FAIR VALUE MEASUREMENTS

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

Derivative instruments

As discussed in Note 11 “Derivatives,” the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No material differences were identified during the validation as of December 31, 2019 and 2018. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of December 31, 2019 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2019 and 2018.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

Loans held for sale

Loans held for sale are carried at fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of "Mortgage banking income" on the Company’s Consolidated Statements of Income.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 (dollars in thousands):

	Fair Value Measurements at December 31, 2019 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$4,498	$—	$4,498
Obligations of states and political subdivisions	—	442,992	—	442,992
Corporate and other bonds(1)	—	263,070	—	263,070
Mortgage-backed securities	—	1,231,806	—	1,231,806
Other securities	—	3,079	—	3,079
Loans held for sale	—	55,405	—	55,405
Derivatives:
Interest rate swap	—	54,345	—	54,345
Fair value hedges	—	182	—	182

LIABILITIES
Derivatives:
Interest rate swap	$—	$54,345	$—	$54,345
Cash flow hedges	—	1,147	—	1,147
Fair value hedges	—	6,256	—	6,256

	Fair Value Measurements at December 31, 2018 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
Obligations of states and political subdivisions	$—	$468,491	$—	$468,491
Corporate and other bonds(1)	—	167,696	—	167,696
Mortgage-backed securities	—	1,129,865	—	1,129,865
Other securities	—	8,769	—	8,769
Derivatives:
Interest rate swap	—	19,426	—	19,426
Fair value hedges	—	1,872	—	1,872

LIABILITIES
Derivatives:
Interest rate swap	$—	$19,426	$—	$19,426
Cash flow hedges	—	4,786	—	4,786
Fair value hedges	—	1,684	—	1,684
(1)	Other bonds includes asset-backed securities.

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

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). For the years ended December 31, 2019 and 2018, the Level 3 weighted average adjustments related to impaired loans were 5.9% and 5.3%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Foreclosed Properties & Former Bank Premises

Foreclosed properties and former bank premises are evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Foreclosed properties and former bank premises are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. For the years ended December 31, 2019 and 2018, the Level 3 weighted average adjustments related to foreclosed property were approximately 4.5% and 3.7%, respectively. For the years ended December 31, 2019 and 2018, there were no Level 3 weighted average adjustments related to bank premises.

Total valuation expenses related to foreclosed properties for the years ended December 31, 2019, 2018, and 2017 were $921,000, $1.3 million, and $1.6 million, respectively. Total valuation expenses related to former bank premises for the years ended December 31, 2019, 2018 and 2017 were $985,000, $0 and $339,000, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at December 31, 2019 and 2018 (dollars in thousands):

	Fair Value Measurements at December 31, 2019 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$3,593	$3,593
Foreclosed properties	—	—	4,708	4,708
Former bank premises	—	—	3,557	3,557

	Fair Value Measurements at December 31, 2018 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$3,734	$3,734
Foreclosed properties	—	—	6,722	6,722
Former bank premises	—	—	2,090	2,090

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2019 and 2018. The Company’s level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2019.

Loans

With the adoption of ASU No. 2016-01 in 2018, the fair value of loans at December 31, 2019 were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans. Beginning in the first quarter of 2019, the fair value of performing loans were estimated by utilizing two data sources for the selection of discount rates: either the recent origination rates from the Company over a 12-month period or an index to use recent originations from the market over a three-month period. At December 31, 2018, the fair value of performing loans were estimated by discounting expected future cash flows using a yield curve that was constructed by adding a loan spread to a market yield curve. Loan spreads were based on spreads observed in the market for loans of similar type and structure. Fair value for impaired loans and their respective level within the fair value hierarchy are described in the previous disclosure related to fair value measurements of assets that are measured on a nonrecurring basis.

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

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2019 and 2018 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2019 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$436,032	$436,032	$—	$—	$436,032
AFS securities	1,945,445	—	1,945,445	—	1,945,445
HTM securities	555,144	—	585,820	17,683	603,503
Restricted stock	130,848	—	130,848	—	130,848
Loans held for sale	55,405	—	55,405	—	55,405
Net loans	12,568,642	—	—	12,449,505	12,449,505
Derivatives:
Interest rate swap	54,345	—	54,345	—	54,345
Fair value hedges	182	—	182	—	182
Accrued interest receivable	52,721	—	52,721	—	52,721
BOLI	322,917	—	322,917	—	322,917

LIABILITIES
Deposits	$13,304,981	$—	$13,349,943	$—	$13,349,943
Borrowings	1,513,748	—	1,479,606	—	1,479,606
Accrued interest payable	6,108	—	6,108	—	6,108
Derivatives:
Interest rate swap	54,345	—	54,345	—	54,345
Cash flow hedges	1,147	—	1,147	—	1,147
Fair value hedges	6,256	—	6,256	—	6,256

	Fair Value Measurements at December 31, 2018 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$261,199	$261,199	$—	$—	$261,199
AFS securities	1,774,821	—	1,774,821	—	1,774,821
HTM securities	492,272	—	499,501	—	499,501
Restricted stock	124,602	—	124,602	—	124,602
Net loans	9,675,162	—	—	9,534,717	9,534,717
Derivatives:
Interest rate swap	19,426	—	19,426	—	19,426
Fair value hedges	1,872	—	1,872	—	1,872
Accrued interest receivable	46,062	—	46,062	—	46,062
BOLI	263,034	—	263,034	—	263,034

LIABILITIES
Deposits	$9,970,960	$—	$9,989,788	$—	$9,989,788
Borrowings	1,756,278	—	1,742,038	—	1,742,038
Accrued interest payable	5,284	—	5,284	—	5,284
Derivatives:
Interest rate swap	19,426	—	19,426	—	19,426
Cash flow hedges	4,786	—	4,786	—	4,786
Fair value hedges	1,684	—	1,684	—	1,684

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

15. REVENUE

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

The Company’s performance obligations on revenue from interchange fees and deposit accounts are generally satisfied immediately, when the transaction occurs, or by month-end. Performance obligations on revenue from fiduciary and asset management fees are generally satisfied monthly or quarterly. For a majority of fee income on deposit accounts the Company is a principal, controlling the promised good or service before transferring it to the customer. For the majority of income related to wealth management income however, the Company is an agent, responsible for arranging for the provision of goods and services by another party.

Noninterest income disaggregated by major source for the years ended December 31, 2019, 2018, and 2017 consisted of the following (dollars in thousands):

	2019	2018	2017
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$24,092	$21,052	$15,788
Maintenance fees & other	6,110	4,387	3,062
Other service charges and fees (1)	6,423	5,603	4,593
Interchange fees (1)	14,619	18,803	14,974
Fiduciary and asset management fees (1):
Trust asset management fees	9,141	5,536	5,128
Registered advisor management fees	10,107	6,589	2,692
Brokerage management fees	4,117	4,025	3,425
Mortgage banking income	10,303	—	—
Gains (losses) on securities transactions	7,675	383	800
Bank owned life insurance income	8,311	7,198	6,144
Loan-related interest rate swap fees	14,126	3,554	3,051
Gain on Shore Premier sale	—	19,966	—
Other operating income (2)	17,791	7,145	2,772
Total noninterest income (3)	$132,815	$104,241	$62,429
(1)	Income within scope of Topic 606.
(2)	Includes income within the scope of Topic 606 of $4.0 million, $4.4 million and $2.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. The remaining balance is outside the scope of Topic 606. The December 31, 2019 remaining balance includes $9.8 million in life insurance proceeds related to a Xenith-acquired loan that had been charged off prior to the Company’s acquisition of Xenith.
(3)	Noninterest income for the discontinued mortgage segment is reported in Note 19 “Segment Reporting & Discontinued Operations.”

16. EMPLOYEE BENEFITS AND STOCK BASED COMPENSATION

The Company has a 401(k) Plan designed to qualify under Section 401 of the Code that allows employees to defer a portion of their salary compensation as savings for retirement. The 401(k) Plan provides for the Company to match employee contributions based on each employee’s elected contribution percentage. For each employee’s 1% through 3% dollar contributions, the Company will match 100% of such dollar contributions, and for each employee’s 4% through 5% dollar contributions, the Company will match 50% of such dollar contributions. All employees are eligible to participate in the 401(k) Plan after meeting minimum age and service requirements. The Company also has an ESOP. All employees of the Company meeting minimum age and service requirements are eligible to participate in the ESOP plan. The Company makes discretionary profit-sharing contributions into the 401(k) Plan, ESOP, and in cash bonus payments. Company discretionary contributions to both the 401(k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vest according to the respective plan’s vesting schedule. Employee contributions to the ESOP are not allowed.

Amounts presented include discontinued operations. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

The following 401(k) Plan match and other discretionary contributions were made to the Company’s employees, in accordance with the plans described above, in 2019, 2018, and 2017 (dollars in thousands):

	2019	2018	2017
401(k) Plan	$5,550	$4,592	$3,505
ESOP	1,163	1,005	1,255
Cash	780	1,509	1,461
Total	$7,493	$7,106	$6,221

The Company maintains certain deferred compensation arrangements with employees and certain current and former members of the Bank’s Boards of Directors. Under these deferred compensation plans, the Company had an obligation of $15.7 million at December 31, 2019 and $11.8 million at December 31, 2018. The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations.

On May 2, 2019, the Company’s Board of Directors authorized the name change of the Company’s equity compensation plan to the Atlantic Union Bankshares Corporation Stock and Incentive Plan (the “Plan”), which became effective on May 20, 2019. The Company may grant awards under the Plan until April 20, 2025. The Plan was previously called the Union Bankshares Corporation Stock and Incentive Plan (the “Amended and Restated SIP”), which amended and restated the former equity compensation plan (the “2011 Plan”). The Amended and Restated SIP became effective on April 21, 2015 upon shareholder approval. The Amended and Restated SIP amended the 2011 Plan to, among other things, increase the maximum number of shares of the Company’s common stock issuable under the plan from 1,000,000 to 2,500,000 and add non-employee directors of the Company and certain subsidiaries, as well as regional advisory boards, as potential participants in the plan. As of December 31, 2019, there were 964,713 shares available for future issuance in the Plan.

The Plan provides for the granting of stock-based awards to key employees and non-employee directors of the Company and its subsidiaries in the form of: (i) stock options; (ii) restricted stock awards (“RSAs”), (iii) restricted stock units (“RSUs”), (iv) stock awards; (v) performance share units (“PSUs”); and performance cash awards. The Company issues new shares to satisfy stock-based awards. For option awards, the option price cannot be less than the fair market value of the stock on the grant date. Stock option awards have a maximum term of ten years from the date of grant, and generally become exercisable over a 5-year period beginning on the first anniversary of the date of grant. No stock options have been granted since February 2012. RSAs and PSUs typically have vesting schedules over three to four-year periods and the expense is recognized over the vesting period.

For the years ended December 31, 2019, 2018, and 2017, the Company recognized stock-based compensation expense (included in salaries and benefits expense) (dollars in thousands, except per share data) as follows:

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation expense	$8,332	$6,132	$4,648
Reduction of income tax expense	1,750	1,287	1,467
Per share compensation cost	$0.08	$0.07	$0.06

Stock Options

The following table summarizes the stock option activity during the year ended December 31, 2019:

			Weighted
		Weighted	Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(shares)	Price	Life	Value
Outstanding as of December 31, 2018	47,585	$14.44
Options assumed in the Access acquisition	448,679	33.45
Granted	—	—
Exercised	(56,619)	24.48
Forfeited	(9,447)	31.94
Expired	(8,060)	36.78
Outstanding as of December 31, 2019	422,138	32.48	2.55	$2,313,739
Exercisable as of December 31, 2019	368,146	32.57	2.33	2,006,915

During the year ended December 31, 2019, there were 56,619 stock options exercised with a total intrinsic value (the amount by which the stock price exceeded the exercise price) and fair value of approximately $684,000 and $2.1 million, respectively. Cash received from the exercise of stock options for the year ended December 31, 2019 was approximately $1.4 million, and the tax benefit realized from tax deductions associated with options exercised during the year was approximately $127,000. The total intrinsic value of all stock options outstanding was $2.3 million as of December 31, 2019.

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

Restricted Stock

The Plan permits the granting of RSAs. Generally, RSAs vest one-third on each of the first, second and third anniversaries from the date of the grant. The value of the restricted stock awards was calculated by multiplying the fair market value of the Company’s common stock on the grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends for RSAs, if any. Nonvested shares of restricted stock are included in the computation of basic earnings per share.

The following table summarizes the restricted stock activity for the year ended December 31, 2019:

		Weighted
	Number of	Average
	Shares of	Grant-Date Fair
	RSAs	Value
Unvested as of December 31, 2018	375,414	$32.41
Granted	273,718	35.06
Net settle for taxes	(52,253)	52.01
Vested	(148,584)	30.78
Forfeited	(16,653)	34.31
Unvested as of December 31, 2019	431,642	34.90

Performance Stock

PSUs are granted to certain employees at no cost to the recipient and are subject to vesting based on achieving certain performance metrics; the grant of PSUs is subject to approval by the Company’s Compensation Committee at its sole discretion. PSUs may be paid in cash or shares of common stock or a combination thereof. Holders of PSUs have no right to vote the shares represented by the units. In 2019, the PSUs awarded were market based awards with the number of PSUs ultimately earned based on the Company’s total shareholder return as measured over the performance period.

	Number of	Weighted Average
	Shares of	Grant-
	PSUs	Date Fair Value
Unvested as of December 31, 2018	150,047	$31.67
Granted	85,543	33.66
Net settle for taxes	(15,018)	34.63
Vested	(69,205)	24.27
Forfeited	(6,658)	36.08
Unvested as of December 31, 2019	144,709	37.24

During years ended December 31, 2019, 2018 and 2017 PSUs were awarded with a market based component based on total shareholder return. The fair value of each PSU granted is estimated on the date of grant using the Monte Carlo simulation lattice model that uses the assumptions noted in the following table:

	2019(5)	2018(5)	2017(5)
Dividend yield(1)	2.57%	2.25%	2.15%
Expected life in years(2)	2.86	2.86	2.85
Expected volatility(3)	24.04%	23.47%	23.35%
Risk-free interest rate(4)	2.48%	2.38%	1.40%
(1)	Calculated as the ratio of the current dividend paid per the stock price on the date of grant.
(2)	Represents the remaining performance period as of the grant date.
(3)	Based on the historical volatility for the period commensurate with the expected life of the PSUs.
(4)	Based upon the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the grant date.
(5)	Assumptions disclosed represent those used in the primary annual issuance.

The estimated unamortized compensation expense, net of estimated forfeitures, related to, restricted stock and performance stock issued and outstanding as of December 31, 2019 that will be recognized in future periods is as follows (dollars in thousands):

	Restricted	Performance
	Stock	Stock	Total
2020	$5,030	$1,406	$6,436
2021	3,299	887	4,186
2022	652	—	652
2023	100	—	100
Total	$9,081	$2,293	$11,374

At December 31, 2019, there was $11.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plan. The cost is expected to be recognized through 2023.

17. INCOME TAXES

The Company files income tax returns in the U.S., the Commonwealth of Virginia, and other states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2016.

On December 22, 2017, the Tax Act was signed into law. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. Among other things, the Tax Act permanently reduced the corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, companies were required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017. During 2017, the Company recorded $6.1 million in additional tax expense based on the Company’s analysis of the impact of the Tax Act. As of December 31, 2018, the Company had to complete our accounting for all of the enactment-date income tax effects of the Tax Act. No additional adjustments related the Tax Act were recorded in 2018.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2019 and 2018 (dollars in thousands):

	2019	2018
Deferred tax assets:
Loan losses	$18,938	$19,369
Benefit plans	3,507	3,925
Acquisition accounting	16,021	11,788
Lease right-of-use asset	13,507	—
Stock grants	2,032	894
OREO	3,295	2,515
Securities available for sale	1,169	1,577
Net operating losses	55,023	66,037
Nonaccrual loans	3,243	3,990
Other	4,227	4,618
Total deferred tax assets	$120,962	$114,713
Deferred tax liabilities:
Acquisition accounting	$19,815	$13,053
Lease right-of-use liability	11,191	—
Premises and equipment	6,696	3,877
Securities available for sale	10,069	25
Other	511	583
Total deferred tax liabilities	48,282	17,538
Net deferred tax asset	$72,680	$97,175

At December 31, 2019, the Company had federal net operating loss carryforwards of approximately $222.0 million, of which approximately $201.2 million under pre-2018 law can be carried forward 20 years, and $20.8 million that can be carried forward indefinitely. The Company also had state net operating loss carryforwards of approximately $283.6 million, of which approximately $233.2 million will begin to expire after 2026, and $50.4 million that can be carried forward indefinitely. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies in accordance with ASC 740-10-30. Based on its latest analysis, at December 31, 2019, management concluded that it is more likely than not that the Company would be able to fully realize its deferred tax asset related to net operating losses generated at the federal and state level. A significant portion of the net operating losses were obtained in the acquisition of Xenith at the beginning of 2018.

The Bank is not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and historically have generated losses for state income tax purposes.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable ASC 740, Accounting for Uncertainty in Income Taxes, regulations.

The provision for income taxes charged to continuing operations for the years ended December 31, 2019, 2018, and 2017 consists of the following (dollars in thousands):

	2019	2018	2017
Current tax expense	$22,500	$12,114	$27,255
Deferred tax expense (1)	15,057	17,902	5,535
Income tax expense	$37,557	$30,016	$32,790
(1)	The deferred tax expense for the year ended December 31, 2017 includes the impact of the Tax Act.

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income for the years ended December 31, 2019, 2018, and 2017, due to the following (dollars in thousands):

	2019	2018	2017
Computed "expected" tax expense	$48,564	$37,680	$36,738
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(8,259)	(5,188)	(6,112)
Valuation allowance adjustment	—	—	(2,982)
Impact of the Tax Act	—	—	6,105
State income tax benefit	(1,078)	(1,133)	—
Other, net	(1,670)	(1,343)	(959)
Income tax expense	$37,557	$30,016	$32,790

The effective tax rates were 16.2%, 16.7%, and 31.2% for years ended December 31, 2019, 2018, and 2017, respectively. Tax credits totaled approximately $2.9 million, $1.1 million, and $858,000 for the years ended December 31, 2019, 2018, and 2017, respectively. The change in the effective tax rates for 2019 and 2018 are primarily related to the impact of the Tax Act.

18. EARNINGS PER SHARE

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

The following table presents earnings per share from continuing operations, discontinued operations and total net income available to common shareholders for the years ended December 31, (in thousands except per share data):

	2019	2018	2017
Net Income:
Income from continuing operations	$193,698	$149,413	$72,176
Income (loss) from discontinued operations	(170)	(3,165)	747
Net income available to common shareholders	$193,528	$146,248	$72,923

Weighted average shares outstanding, basic	80,201	65,859	43,699
Dilutive effect of stock awards and warrants	63	50	81
Weighted average shares outstanding, diluted	80,264	65,909	43,780

Basic EPS:
EPS from continuing operations	$2.41	$2.27	$1.65
EPS from discontinued operations	—	(0.05)	0.02
EPS available to common shareholders	$2.41	$2.22	$1.67

Diluted EPS:
EPS from continuing operations	$2.41	$2.27	$1.65
EPS from discontinued operations	—	(0.05)	0.02
EPS available to common shareholders	$2.41	$2.22	$1.67

19. SEGMENT REPORTING & DISCONTINUED OPERATIONS

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

On May 30, 2019, the Bank notified TFSB that the Bank was terminating its primary agreement with TFSB and will no longer allow TFSB to offer residential mortgages from Bank locations. UMG operations remain discontinued, although the Company continues to offer residential mortgages through a division of the Bank.

As of December 31, 2019, the Company’s Consolidated Balance Sheets included assets and liabilities from discontinued operations of $668,000 and $640,000, respectively. As of December 31, 2018, the Company’s Consolidated Balance Sheets included assets and liabilities from discontinued operations of $1.5 million and $1.7 million, respectively. Management believes there are no material on-going obligations with respect to UMG’s business that have not been recorded in the Company’s consolidated financial statements.

The following table presents summarized operating results of the discontinued mortgage segment at December 31, 2019, 2018 and 2017, respectively (dollars in thousands):

	2019	2018	2017
Net interest income	$—	$850	$1,150
Provision for credit losses	—	(185)	(46)
Net interest income after provision for credit losses	—	1,035	1,196
Noninterest income	1	3,882	9,245
Noninterest expenses	231	9,197	9,097
Income before income taxes	(230)	(4,280)	1,344
Income tax expense (benefit)	(60)	(1,115)	597
Net income (loss) on discontinued operations	$(170)	$(3,165)	$747

20. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may have loans issued to its executive officers, directors, and principal shareholders. Pursuant to its policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability.

21. PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by Atlantic Union Bankshares Corporation (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2019, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Parent Company without prior regulatory approval totaled approximately $383.7 million, or 15.27%, of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
ASSETS
Cash	$5,283	$3,681
Premises and equipment, net	10,568	10,637
Other assets	27,438	13,386
Investment in subsidiaries	2,786,842	2,202,530
Total assets	$2,830,131	$2,230,234
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	—	5,000
Long-term borrowings	157,155	157,057
Trust preferred capital notes	140,237	134,342
Other liabilities	19,637	9,254
Total liabilities	317,029	305,653
Total stockholders' equity	2,513,102	1,924,581
Total liabilities and stockholders' equity	$2,830,131	$2,230,234

PARENT COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2019, 2018, and 2017

(Dollars in thousands)

	2019	2018	2017
Income:
Interest and dividend income	$3	$—	$3
Dividends received from subsidiaries	160,033	50,750	33,350
Other operating income	1,484	2,719	1,308
Total income	161,520	53,469	34,661
Expenses:
Interest expense	15,935	15,253	11,423
Other operating expenses	11,434	13,782	7,130
Total expenses	27,369	29,035	18,553
Income before income taxes and equity in undistributed net income from subsidiaries	134,151	24,434	16,108
Income tax benefit	(6,499)	(6,176)	(9,169)
Equity in undistributed net income from subsidiaries	52,878	115,638	47,646
Net income	$193,528	$146,248	$72,923
Comprehensive income	$239,376	$136,905	$75,848

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019, 2018, and 2017

(Dollars in thousands)

	2019	2018	2017
Operating activities:
Net income	$193,528	$146,248	$72,923
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(52,878)	(115,638)	(47,646)
Depreciation of premises and equipment	424	424	439
Acquisition accounting amortization, net	662	636	260
Gain on sale of investment	—	(1,416)	—
Issuance of common stock for services	910	914	724
Net (increase) decrease in other assets	(3,256)	(584)	(4,167)
Net increase in other liabilities	4,964	(4,159)	5,283
Net cash and cash equivalents provided by (used in) operating activities	144,354	26,425	27,816
Investing activities:
Net increase in premises and equipment	(355)	—	(35)
Proceeds from sale of investment	—	3,761	—
Proceeds from (payments for) equity method investment	—	—	72
Cash paid in acquisitions	(12)	—	—
Cash received in acquisitions	21,553	25,976	—
Net cash and cash equivalents provided by (used in) investing activities	21,186	29,737	37
Financing activities:
Net increase (decrease) in short-term borrowings	(5,000)	5,000	—
Cash dividends paid - common stock	(78,345)	(58,001)	(35,393)
Cancellation of warrants	—	(1,530)	—
Issuance (repurchase) of common stock	(78,292)	2,347	1,037
Vesting of restricted stock, net of shares held for taxes	(2,301)	(2,908)	(1,567)
Net cash and cash equivalents provided by (used in) financing activities	(163,938)	(55,092)	(35,923)
Increase (decrease) in cash and cash equivalents	1,602	1,070	(8,070)
Cash and cash equivalents at beginning of the period	3,681	2,611	10,681
Cash and cash equivalents at end of the period	$5,283	$3,681	$2,611
Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for net assets in acquisition	$499,974	$794,809	$—

Transactions related to bank acquisition
Assets acquired	509,075	859,176	—
Liabilities assumed	9,089	64,367	—

22. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through February 25, 2020, the date the financial statements were available to be issued.

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

Based on their evaluation as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective on December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Form 10-K. Ernst & Young’s report on the Company’s internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors and the Company’s audit committee and the audit committee financial experts is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2020 Annual Meeting of Shareholders to be held May 5, 2020 (the “Proxy Statement”), under the captions “Proposal 1 - Election of Five Class III Directors,” “Information About Directors Whose Terms Do Not Expire This Year” and “Corporate Governance, Board Leadership, and Board Diversity.” Information about the Company’s executives required by this item is included in Part I, Item I of this Form 10-K under the caption “Information about our Executive Officers”.

Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated by reference from the Proxy Statement under the caption “Delinquent Section 16(a) Reports.”

The Company has adopted a Code of Business Conduct and Ethics applicable to all employees and directors. The Company has also adopted a Code of Ethics for Senior Financial Officers and Directors, which is applicable to directors and senior officers who have financial responsibilities. Both of these codes may be found at http://investors.atlanticunionbank.com/govdocs. In addition, a copy of either of the codes may be obtained without charge by written request to the Company’s Corporate Secretary.

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

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, this information is incorporated by reference from the Proxy Statement under the caption “Ownership of Company Common Stock” and from Note 16 “Employee Benefits and Stock Based Compensation” contained in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

The following table summarizes information relating to the Company’s equity compensation plans, pursuant to which grants of options or other awards to acquire shares of common stock may be awarded from time to time, as of December 31, 2019:

	Number of		Number of securities
	securities to be	Weighted-average	remaining
	issued upon	exercise price of	available for future
	exercise of	outstanding	issuance
	outstanding options,	options,	under equity compensation
	warrants and	warrants and	plans (excluding securities
	rights	rights	reflected in column (A))
	(A)(1)	(B)	(C)
Equity compensation plans approved by security holders	36,833	$14.04	964,713
Total	36,833	$14.04	964,713

(1)	The number in column (A) does not include (i) a total of 385,305 shares of common stock that are issuable upon the exercise of stock options assumed in the merger with Access with a weighted average exercise price of $34.24 per share.

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

PART IV

ITEM 15. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8 of this Form 10-K:

◾	Reports of Independent Registered Public Accounting Firm;
◾	Consolidated Balance Sheets - December 31, 2019 and 2018;
◾	Consolidated Statements of Income - Years ended December 31, 2019, 2018, and 2017;
◾	Consolidated Statements of Comprehensive Income Years ended December 31, 2019, 2018, and 2017;
◾	Consolidated Statements of Changes in Stockholder’s Equity - Years ended December 31, 2019, 2018, and 2017;
◾	Consolidated Statements of Cash Flows - Years ended December 31, 2019, 2018, and 2017; and
◾	Notes to Consolidated Financial Statements for the years ended December 31, 2019, 2018, and 2017.

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

2.2

Agreement and Plan of Reorganization, dated as of October 4, 2018, as amended on December 7, 2018, by and between Union Bankshares Corporation and Access National Corporation (incorporated by reference to Annex A to Form S-4/A Registration Statement filed on December 10, 2018; SEC file no. 333-228455)

3.1	Articles of Incorporation of Atlantic Union Bankshares Corporation, as amended April 25, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 29, 2014)

3.2	Amendment to Articles of Incorporation of Atlantic Union Bankshares Corporation, effective May 17, 2019 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 3, 2019)

3.3	Amended and Restated Bylaws of Atlantic Union Bankshares Corporation, effective as of December 5, 2019

4.1

Subordinated Indenture, dated as of December 5, 2016, between Union Bankshares Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 5, 2016)

4.2

First Supplemental Indenture, dated as of December 5, 2016, between Union Bankshares Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on December 5, 2016)

4.3

Form of 5.00% Fixed-to-Floating Rate Subordinated Note due 2026 (incorporated by reference to Exhibit A in Exhibit 4.2 to Current Report on Form 8-K filed on December 5, 2016)

Certain instruments relating to long-term debt not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

4.4	Description of the Company’s Common Stock

10.1*

Amended and Restated Management Continuity Agreement between Union First Market Bankshares Corporation and Robert M. Gorman, dated July 17, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 11, 2012)

10.2*

Employment Agreement by and between Union First Market Bankshares and Robert M. Gorman, dated July 17, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2012)

10.3*	Union Bankshares Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 99.0 to Form S-8 Registration Statement filed on March 23, 2004; SEC file no. 333-113839)

10.4*

Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015) (incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement filed on April 23, 2015; SEC file no. 333-203580)

10.4.1*

First Amendment, effective May 20, 2019, to the Atlantic Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015) (incorporated by reference to Exhibit 10.01 to Quarterly Report on Form 10-Q filed on August 6, 2019)

10.5*

1995 Supplemental Compensation Agreement between Union Bank and Trust Company and Daniel I. Hansen, as amended, dated July 18, 1995 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on February 27, 2015)

10.6*	Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018.

10.6.1*	Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, effective September 1, 2019

10.6.2*	Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, effective January 1, 2020

10.7*	Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018

10.7.1*	Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, effective September 1, 2019

10.7.2*	Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, effective January 1, 2020

10.8*

Form of Time-Based Restricted Stock Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed on April 27, 2015)

10.9*	Form of Performance Share Unit Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K filed on April 27, 2015)

10.10*

Atlantic Union Bankshares Corporation Executive Severance Plan (as amended and restated effective May 20, 2019) (incorporated by reference to Exhibit 10.03 to Quarterly Report on Form 10-Q filed on August 6, 2019)

10.11*

Employment Agreement by and between Union Bankshares Corporation and John C. Asbury, dated August 23, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 24, 2016)

10.12*

Management Continuity Agreement by and between Union Bankshares Corporation and John C. Asbury, dated August 23, 2016 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 24, 2016)

10.13*	Schedule of Atlantic Union Bankshares Corporation Non-Employee Directors' Annual Compensation

10.14*	Management Incentive Plan

10.15*	Atlantic Union Bankshares Corporation Stock Ownership Policy, adopted January 1, 2018

10.16*

Form of Performance Share Unit Agreement under Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 15, 2018) (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K filed on February 27, 2018)

10.17*

Form of Time-Based Restricted Stock Agreement under Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 15, 2018) (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed on February 27, 2018)

10.18*

Separation Agreement, dated January 31, 2019, among Michael W. Clarke, Access National Corporation and Access National Bank (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed on February 27, 2019)

10.19*

Consulting Agreement, dated as of February 1, 2019, by and between Union Bankshares Corporation and Michael W. Clarke (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on February 1, 2019)

10.20*

Access National Corporation 2017 Equity Compensation Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed on February 1, 2019; SEC file no. 333-228455)

10.21*

Access National Corporation 2009 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed on February 1, 2019; SEC file no. 333-228455)

10.22*	Form of Time-Based Restricted Stock Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 14, 2020)

10.23*	Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 14, 2020)

21.1	Subsidiaries of Atlantic Union Bankshares Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

Interactive data files formatted in Inline eXtensible Business Reporting Language - pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) the Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018, and 2017, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017 and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2019, 2018, and 2017.

104.0	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).
*	Indicates management contract.

ITEM 16. - FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Union Bankshares Corporation

By:	/s/ John C. Asbury	Date: February 25, 2020
John C. Asbury
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2020.

Signature	Title

/s/ L. Bradford Armstrong	Director
L. Bradford Armstrong

/s/ John C. Asbury	Director, President, and Chief Executive Officer (principal executive
John C. Asbury	officer)

/s/ Michael W. Clarke	Director
Michael W. Clarke

/s/ Patrick E. Corbin	Director
Patrick E. Corbin

/s/ Beverley E. Dalton	Director
Beverley E. Dalton

/s/Frank Russell Ellett	Director
Frank Russell Ellett

/s/ Gregory L. Fisher	Director
Gregory L. Fisher

/s/ Robert M. Gorman	Executive Vice President and Chief Financial Officer (principal financial
Robert M. Gorman	and accounting officer)

/s/ Daniel I. Hansen	Director
Daniel I. Hansen

/s/ Jan S. Hoover	Director
Jan S. Hoover

/s/ Patrick J. McCann	Vice Chairman of the Board of Directors
Patrick J. McCann

/s/ W. Tayloe Murphy, Jr.	Director
W. Tayloe Murphy, Jr.

/s/ Alan W. Myers	Director
Alan W. Myers

/s/ Thomas P. Rohman	Director
Thomas P. Rohman

/s/ Linda V. Schreiner	Director
Linda V. Schreiner

/s/ Thomas G. Snead, Jr.	Director
Thomas G. Snead, Jr.

/s/ Ronald L. Tillett	Chairman of the Board of Directors
Ronald L. Tillett

/s/ Keith L. Wampler	Director
Keith L. Wampler

/s/ F. Blair Wimbush	Director
F. Blair Wimbush