Form 10-Q
period 2020-03-31
Atlantic Union Bankshares Corp
filed 2020-05-08
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of April 30, 2020 was 78,709,196.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

2019 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2019
Access	–	Access National Corporation and its subsidiaries
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALLL	–	Allowance for loan and lease losses
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASC 326	–	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 820	–	ASC 820, Fair Value Measurements and Disclosures
ASC 842	–	ASU 2016-02, Leases (Topic 842)
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Atlantic Union Bank (formerly, Union Bank & Trust)
BOLI	–	Bank-owned life insurance
bps	–	Basis points
BSA	–	Bank Secrecy Act
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CCPs	–	Central Counterparty Clearinghouses
CECL	–	Current expected credit losses
CME	–	Chicago Mercantile Exchange
the Company	–	Atlantic Union Bankshares Corporation (formerly, Union Bankshares Corporation) and its subsidiaries
COVID-19	–	Novel strain of coronavirus first identified in December 2019 in Wuhan, China
DHFB	–	Dixon, Hubard, Feinour, & Brown, Inc.
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FCMs	–	Futures Commission Merchants
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Act	–	Federal Reserve Act of 1913, as amended
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FinCEN	–	Financial Crimes Enforcement Network
FOMC	–	Federal Open Markets Committee
FTE	–	Fully taxable equivalent
GAAP or U.S. GAAP	–	Accounting principles generally accepted in the United States
HTM	–	Held to maturity
IDC	–	Interactive Data Corporation
LCH	–	London Clearing House
LIBOR	–	London Interbank Offered Rate
MBS	–	Mortgage Backed Securities
MD&A	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NOW	–	Negotiable order of withdrawal
NPA	–	Nonperforming assets
OAL	–	Outfitter Advisors, Ltd.
OCI	–	Other comprehensive income

OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCD	–	Purchased credit deteriorated
PCI	–	Purchased credit impaired
PD/LGD	–	Probability of default/loss given default
PPP	–	Paycheck Protection Program
Quarterly Report	–	Quarterly Report on Form 10-Q for the quarter ended March 31, 2020
ROA	–	Return on average assets
ROE	–	Return on average common equity
ROTCE	–	Return on average tangible common equity
ROU Asset	–	Right of Use Asset
RUC	–	Reserve for unfunded commitments
SBA	–	Small Business Administration
SEC	–	Securities and Exchange Commission
SSFA	–	Simplified supervisory formula approach
Tax Act	–	Tax Cuts and Jobs Act of 2017
TDR	–	Troubled debt restructuring
Topic 606	–	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
TFSB	–	The Federal Savings Bank
UMG	–	Union Mortgage Group, Inc.
Xenith	–	Xenith Bankshares, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$197,521	$163,050
Interest-bearing deposits in other banks	292,154	234,810
Federal funds sold	15,284	38,172
Total cash and cash equivalents	504,959	436,032
Securities available for sale, at fair value	1,972,903	1,945,445
Securities held to maturity, at carrying value	552,176	555,144
Restricted stock, at cost	130,227	130,848
Loans held for sale, at fair value	76,690	55,405
Loans held for investment, net of deferred fees and costs	12,768,841	12,610,936
Less allowance for loan and lease losses	141,043	42,294
Total loans held for investment, net	12,627,798	12,568,642
Premises and equipment, net	161,139	161,073
Goodwill	935,560	935,560
Amortizable intangibles, net	69,298	73,669
Bank owned life insurance	324,980	322,917
Other assets	491,646	377,587
Assets of discontinued operations	—	668
Total assets	$17,847,376	$17,562,990
LIABILITIES
Noninterest-bearing demand deposits	$3,067,573	$2,970,139
Interest-bearing deposits	10,485,462	10,334,842
Total deposits	13,553,035	13,304,981
Securities sold under agreements to repurchase	56,781	66,053
Other short-term borrowings	380,000	370,200
Long-term borrowings	1,077,683	1,077,495
Other liabilities	354,427	230,519
Liabilities of discontinued operations	—	640
Total liabilities	15,421,926	15,049,888
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value; shares authorized of 200,000,000 and 100,000,000 at March 31, 2020 and December 31, 2019, respectively; 78,710,448 and 80,001,185 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	104,086	105,827
Additional paid-in capital	1,743,429	1,790,305
Retained earnings	529,606	581,395
Accumulated other comprehensive income (loss)	48,329	35,575
Total stockholders' equity	2,425,450	2,513,102
Total liabilities and stockholders' equity	$17,847,376	$17,562,990

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$151,127	$144,115
Interest on deposits in other banks	862	473
Interest and dividends on securities:
Taxable	11,627	13,081
Nontaxable	7,709	7,983
Total interest and dividend income	171,325	165,652
Interest expense:
Interest on deposits	28,513	24,430
Interest on short-term borrowings	1,340	6,551
Interest on long-term borrowings	6,464	7,124
Total interest expense	36,317	38,105
Net interest income	135,008	127,547
Provision for credit losses	60,196	3,792
Net interest income after provision for credit losses	74,812	123,755
Noninterest income:
Service charges on deposit accounts	7,578	7,158
Other service charges, commissions and fees	1,624	1,664
Interchange fees	1,625	5,045
Fiduciary and asset management fees	5,984	5,054
Mortgage banking income	2,022	1,454
Gains (losses) on securities transactions	1,936	151
Bank owned life insurance income	2,049	2,055
Loan-related interest rate swap fees	3,948	1,460
Other operating income	2,141	897
Total noninterest income	28,907	24,938
Noninterest expenses:
Salaries and benefits	50,117	48,007
Occupancy expenses	7,133	7,399
Furniture and equipment expenses	3,741	3,396
Printing, postage, and supplies	1,290	1,242
Technology and data processing	6,169	5,676
Professional services	3,307	2,958
Marketing and advertising expense	2,739	2,383
FDIC assessment premiums and other insurance	2,861	2,639
Other taxes	4,120	3,764
Loan-related expenses	2,697	2,289
OREO and credit-related expenses	688	684
Amortization of intangible assets	4,401	4,218
Training and other personnel costs	1,571	1,144
Merger-related costs	—	18,122
Rebranding expense	—	407
Other expenses	4,811	2,400
Total noninterest expenses	95,645	106,728
Income from continuing operations before income taxes	8,074	41,965
Income tax expense	985	6,249
Income from continuing operations	$7,089	$35,716
Discontinued operations:
Income (loss) from operations of discontinued mortgage segment	$—	$(115)
Income tax expense (benefit)	—	(30)
Income (loss) on discontinued operations	—	(85)
Net income	7,089	35,631
Basic earnings per common share	$0.09	$0.47
Diluted earnings per common share	$0.09	$0.47
Dividends declared per common share	$0.25	$0.23
Basic weighted average number of common shares outstanding	79,290,352	76,472,189
Diluted weighted average number of common shares outstanding	79,317,382	76,533,066

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$7,089	$35,631
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(699)	(1,460)
Reclassification adjustment for losses included in net income (net of tax, $394 and $32 for the three months ended March 31, 2020 and 2019, respectively) (1)	1,481	120
AFS securities:
Unrealized holding gains arising during period (net of tax, $3,904 and $5,338 for the three months ended March 31, 2020 and 2019, respectively)	14,687	20,081
Reclassification adjustment for gains included in net income (net of tax, $407 and $23 for the three months ended March 31, 2020 and 2019, respectively) (2)	(1,529)	(85)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $1 and $1 for the three months ended March 31, 2020 and 2019, respectively) (3)	(5)	(5)
Bank owned life insurance:
Unrealized holding losses arising during the period	(1,289)	—
Reclassification adjustment for losses included in net income (4)	108	19
Other comprehensive income (loss)	12,754	18,670
Comprehensive income	$19,843	$54,301
(1)	The gross amounts reclassified into earnings for the three months ended March 31, 2020 included a $1.8 million loss related to the termination of a cash flow hedge that is reported in “Other operating income” with the corresponding income tax effect being reflected as a component of income tax expense. The remaining gross amounts are reported in the interest income and interest expense sections of the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(2)	The gross amounts reclassified into earnings are reported as "Gains (losses) on securities transactions " on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(3)	The gross amounts reclassified into earnings are reported within interest income on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(4)	Reclassifications in earnings are reported in "Salaries and benefits" expense on the Company’s Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Dollars in thousands, except share and per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2018	$87,250	$1,380,259	$467,345	$(10,273)	$1,924,581
Net Income			35,631		35,631
Other comprehensive income (net of taxes of $5,346)				18,670	18,670
Issuance of common stock in regard to acquisition (15,842,026 shares)	21,070	478,904			499,974
Dividends on common stock ($0.23 per share)			(18,838)		(18,838)
Issuance of common stock under Equity Compensation Plans (6,127 shares)	8	130			138
Issuance of common stock for services rendered (6,085 shares)	8	211			219
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (104,151 shares)	139	(1,786)			(1,647)
Impact of adoption of ASC 842			(1,133)		(1,133)
Stock-based compensation expense		1,870			1,870
Balance - March 31, 2019	$108,475	$1,859,588	$483,005	$8,397	$2,459,465

Balance - December 31, 2019	$105,827	$1,790,305	$581,395	$35,575	$2,513,102
Net Income			7,089		7,089
Other comprehensive income (net of taxes of $3,890)				12,754	12,754
Dividends on common stock ($0.25 per share)			(19,825)		(19,825)
Stock purchased under stock repurchase plan (1,493,472 shares)	(1,985)	(47,894)			(49,879)
Issuance of common stock under Equity Compensation Plans (34,714 shares)	46	731			777
Issuance of common stock for services rendered (6,860 shares)	9	195			204
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (142,176 shares)	189	(2,199)			(2,010)
Impact of adoption of ASC 326			(39,053)		(39,053)
Stock-based compensation expense		2,291			2,291
Balance - March 31, 2020	$104,086	$1,743,429	$529,606	$48,329	$2,425,450

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Dollars in thousands)	2020	2019
Operating activities (1):
Net income	$7,089	$35,631
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	3,831	3,638
Writedown of foreclosed properties and former bank premises	95	52
Amortization, net	6,164	4,780
Amortization (accretion) related to acquisitions, net	(5,262)	(1,624)
Provision for credit losses	60,196	3,792
Gains on securities transactions, net	(1,936)	(151)
BOLI income	(2,049)	(2,055)
Decrease (increase) in loans held for sale, net	(21,285)	(7,485)
Losses (gains) on sales of foreclosed properties and former bank premises, net	141	47
Stock-based compensation expenses	2,291	1,870
Issuance of common stock for services	204	219
Net decrease (increase) in other assets	(111,854)	(17,681)
Net increase in other liabilities	110,731	(7,943)
Net cash and cash equivalents provided by (used in) operating activities	48,356	13,090
Investing activities:
Purchases of AFS securities and restricted stock	(208,318)	(146,193)
Purchases of HTM securities	—	(47,217)
Proceeds from sales of AFS securities and restricted stock	120,701	208,249
Proceeds from maturities, calls and paydowns of AFS securities	81,240	53,439
Proceeds from maturities, calls and paydowns of HTM securities	2,042	1,320
Net increase in loans held for investment	(150,890)	(81,391)
Net increase in premises and equipment	(3,994)	(1,460)
Proceeds from sales of foreclosed properties and former bank premises	2,095	171
Cash paid in acquisitions	—	(12)
Cash acquired in acquisitions	—	46,164
Net cash and cash equivalents provided by (used in) investing activities	(157,124)	33,070
Financing activities:
Net increase in noninterest-bearing deposits	97,434	185,099
Net increase in interest-bearing deposits	150,670	106,490
Net increase (decrease) in short-term borrowings	528	(295,008)
Cash dividends paid - common stock	(19,825)	(18,838)
Repurchase of common stock	(49,879)	—
Issuance of common stock	777	138
Vesting of restricted stock, net of shares held for taxes	(2,010)	(1,647)
Net cash and cash equivalents provided by (used in) financing activities	177,695	(23,766)
Increase (decrease) in cash and cash equivalents	68,927	22,394
Cash and cash equivalents at beginning of the period	436,032	261,199
Cash and cash equivalents at end of the period	$504,959	$283,593

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Dollars in thousands)

	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$34,755	$34,871
Income taxes	—	—

Supplemental schedule of noncash investing and financing activities
Transfers from loans (foreclosed properties) to foreclosed properties (loans)	615	900
Issuance of common stock in exchange for net assets in acquisitions	—	499,974

Transactions related to acquisitions
Assets acquired	—	2,858,048
Liabilities assumed	—	2,558,638

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

On March 13, 2020, the United States President declared a national emergency in the face of a growing public health and economic crisis due to the COVID-19 global pandemic. Within a few days of the declaration of a national emergency, governors of states comprising the Company’s geographic footprint issued states of emergency in response to the novel COVID-19. As a result of this pandemic, actions were taken around the world to help mitigate the spread of COVID 19, which have impacted the economies and financial markets of many countries, including the geographical area in which the Company operates. On March 27, 2020, the CARES Act was signed into law. The CARES Act is designated to provide financial relief to the American people and American businesses in response to the economic fallout from COVID-19. The CARES Act, as well as other interagency guidance, provide enhanced guidelines and accounting for COVID-19 related modifications.

The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements; however, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other period.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2019 Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

Adoption of New Accounting Standards

On January 1, 2020, the Company adopted ASC 326. This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to unfunded credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and unfunded credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. As a result of adopting ASC 326, the Company recorded a net decrease to retained earnings of $39.1 million.

ASC 326 also replaced the Company’s current accounting for PCI loans. With the adoption of ASC 326, previously classified PCI loans are now classified as PCD loans. The Company adopted ASC 326 using the prospective transition approach for financial assets with PCD that were previously identified as PCI and accounted for under ASC 310-30. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $2.4 million to the ACL. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2020.

The Company’s adoption of ASC 326 resulted in a change in the accounting and reporting related to PCI loans which are now defined as PCD and evaluated at the loan level instead of being evaluated in pools under PCI accounting. In accordance with

ASC 326, the Company did not re-assess whether individual modifications were needed to individual acquired financial assets accounted for in the pools with troubled debt restructurings as of the date of adoption.

The Company adopted ASC 326 using the prospective transition approach for debt securities. The effective interest rate on these debt securities was not changed. Upon adoption of ASC 326, the Company did not have any securities included in its portfolio where OTTI had previously been recognized.

The following table illustrates the impact of ASC 326.

	December 31,	January 1,	January 1,
	2019	2020	2020
	As Previously Reported (Incurred Loss)	Impact of CECL Adoption	As Reported Under CECL
Assets:
Loans
Commercial	$30,941	$6,184	$37,125
Consumer	11,353	41,300	52,653
Allowance for loan and lease losses	42,294	47,484	89,778
Liabilities:
Allowance for credit losses on unfunded credit exposure	900	4,160	5,060
Total Allowance for credit losses	$43,194	$51,644	$94,838

Allowance for Loan and Lease Losses

The provision for loan losses charged to operations is an amount sufficient to bring the allowance to an estimated balance that management considers adequate to absorb expected losses in the Company’s loan portfolio. The ALLL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Amortized cost is the principal balance outstanding, net of any purchase premiums and discounts and net of any deferred loan fees and costs.

The ALLL represents management’s estimate of credit losses over the remaining life of the loan portfolio. Loans are charged off against the ALLL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged off amounts are recorded as increases to the ALLL.

Management’s determination of the adequacy of the ALLL is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The ALLL is estimated by pooling loans by call code and credit risk indicator and applying a loan-level PD/LGD method for all loans with the exception of its auto and third party consumer lending portfolios. For auto and third party consumer portfolios, the Company has elected to pool those loans based on similar risk characteristics to determine the ALLL using vintage and loss rate methods. The Company utilizes a forecast period of two years and then reverts to the mean of historical loss rates on a straight-line basis over the following two-year period. The Company considers economic forecasts and recession probabilities from highly recognized third-parties to inform the model for loss estimation. Management also considers qualitative factors when estimating loan losses to take into account model limitations. The Company’s Allowance Committee approves the key methodologies and assumptions, as well as the final ALLL on a quarterly basis. While management uses available information to estimate expected losses on loans, future changes in the ALLL may be necessary based on changes in portfolio composition, portfolio credit quality, and/or economic conditions.

Loans that do not share risk characteristics are evaluated on an individual basis. The individual reserve component relates to loans that have shown substantial credit deterioration as measured by risk rating and/or delinquency status. In addition, the Company has elected the practical expedient that would include loans for individual assessment consideration if the repayment of the loan is expected substantially through the operation or sale of collateral because the borrower is experiencing financial difficulty. Where the source of repayment is the sale of collateral, the ALLL is based on the fair value of the underlying collateral, less selling costs, compared to the amortized cost basis of the loan. If the ALLL is based on the operation of the collateral, the reserve is calculated based on the fair value of the collateral calculated as the present value of expected cash flows from the operation of the collateral, compared to the amortized cost basis. If the Company determines that the value of a collateral dependent loan is less than the recorded investment in the loan, the Company charges off the deficiency if it is determined that such amount is deemed to be a confirmed loss. Typically, a loss is confirmed when the Company is moving towards foreclosure (or final disposition).

In situations where, for economic or legal reasons related to a borrower’s financial condition, the Company grants a concession in the loan structure to the borrower that is would not otherwise consider, the related loan is classified as a TDR. With the exception of loans with interest rate concessions, the ALLL on a TDR is measured using the same method as all other loans held for investment. For loans with interest rate concessions, the Company uses a discounted cash flow approach using the original interest rate.

Reserve for Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded and is included in “Other Liabilities” within the Company’s Consolidated Balance Sheets.

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ACL reserve for both loans and HTM securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $31.1 million on loans held for investment and, $5.2 million on HTM securities at March 31, 2020 and is included in “Other Assets” on the Company’s consolidated balance sheet.

Acquired Loans

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Acquired loans are recorded at their fair value at acquisition date without carryover of the acquiree’s previously established ALLL, as credit discounts are included in the determination of fair value. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans are also classified as either PCD or acquired performing.

The purchase discount on acquired performing loans is accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. The difference between the fair value and unpaid principal balance of the loan at acquisition date (premium or discount) is amortized or accreted into interest income over the life of the loans. If the acquired performing loan has revolving privileges, it is accounted for using the straight-line method; otherwise, the effective interest method is used.

PCD loans reflect loans that have experienced more-than-insignificant credit deterioration since origination. These PCD loans are accounted for under ASC 326. Credit risk characteristics include risk rating groups, nonaccrual status, and past due status. For valuation purposes, these pools are further disaggregated by maturity, pricing characteristics, and re-payment structure.

PCD loans are recorded at the amount paid. An ALLL is determined using the same methodology as other loans held for investment. For PCD loans not individually assessed, the initial ALLL is determined on a collective basis and is allocated to individual loans. The sum of the loan's purchase price and ALLL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ALLL are recorded through provision expense.

The PCD loans are and will continue to be subject to the Company’s internal and external credit review and monitoring.

Allowance for Credit Losses on HTM Securities

The Company evaluates the credit risk of its securities on at least a quarterly basis.  Management estimates expected credit losses on held-to-maturity debt securities based on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings.  Management recorded an immaterial ACL on HTM securities as a result of the adoption of ASC 326, and no additional changes were needed at March 31, 2020.

Allowance for Credit Losses on AFS Securities

For AFS securities, the Company evaluates the fair value and credit quality of its AFS securities on at least a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security will be evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s AFS portfolio are security type and credit rating, which is influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, and others. There is currently no ACL held against the Company’s AFS securities portfolio at March 31, 2020. See Note 3 “Securities,” for additional information on the Company’s ACL analysis. If unrealized losses are related to credit quality, the Company estimates the credit related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, an ACL shall be recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis.

Business Combinations and Divestitures

On February 1, 2019, the Company completed the acquisition of Access. Refer to the Note 2 “Acquisitions” for additional information.

Goodwill and Intangible Assets

The Company has an aggregate goodwill balance of $935.6 million associated with previous merger transactions, which is primarily associated with commercial and consumer banking.

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected April 30th as the date to perform the annual impairment test. The Company performed its annual goodwill impairment testing as of April 30, 2019 and determined that there was no impairment to its goodwill.

The Company performed an interim impairment review as of March 31, 2020 and considered various factors including, the results of the prior year impairment test, the Company’s most recent forecasts, and the Company’s recent stock price movements, and concluded that no impairment existed as of the balance sheet date.

Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 4 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life included on the Company’s Consolidated Balance Sheets.

Long-lived assets, including purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the Company's Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less costs to sell, would no longer depreciated. Management performed a review of impairment through March 31, 2020, and concluded no impairment of these assets existed as of the balance sheet date.

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

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. The measurement period was formally closed as of February 1, 2020, and the Company did not make any measurement period adjustments in January of 2020.

Merger-related costs associated with the acquisition of Access were $0 and $17.8 million for the three months ended March 31, 2020 and 2019, respectively. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, and employee severances, which have been expensed as incurred.

3. SECURITIES

On January 1, 2020, the Company adopted ASC 326, which made changes to the accounting for AFS debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires financial assets measured at amortized cost, including held-to-maturity debt securities, to measure an expected credit loss under the CECL methodology that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 “Accounting Policies”.

All securities information presented as of March 31, 2020 is in accordance with ASC 326. All securities information presented prior to March 31, 2020 is in accordance with previous applicable GAAP. See the Company’s prior accounting policies in Note 1 “Summary of Significant Accounting Policies” of the 2019 Form 10-K.

Available for Sale

The Company’s AFS investment portfolio is generally highly-rated, and all AFS securities were current with no securities past due or on non-accrual as March 31, 2020.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of March 31, 2020 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2020
U.S. government and agency securities	$17,631	$365	$(34)	$17,962
Obligations of states and political subdivisions	515,914	31,367	(555)	546,726
Corporate and other bonds (1)	122,232	2,185	(3,449)	120,968
Mortgage-backed securities
Commercial	353,684	13,819	(56)	367,447
Residential	887,762	33,820	(4,872)	916,710
Total mortgage-backed securities	1,241,446	47,639	(4,928)	1,284,157
Other securities	3,090	—	—	3,090
Total AFS securities	$1,900,313	$81,556	$(8,966)	$1,972,903
(1)	Other bonds include asset-backed securities.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of December 31, 2019 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
December 31, 2019	Cost	Gains	(Losses)	Fair Value
U.S. government and agency securities	$21,149	$209	$(38)	$21,320
Obligations of states and political subdivisions	421,344	25,776	(29)	447,091
Corporate and other bonds (1)	134,342	1,991	(374)	135,959
Mortgage-backed securities
Commercial	416,904	8,786	(643)	425,047
Residential	896,609	17,156	(816)	912,949
Total mortgage-backed securities	1,313,513	25,942	(1,459)	1,337,996
Other securities	3,079	—	—	3,079
Total AFS securities	$1,893,427	$53,918	$(1,900)	$1,945,445

(1) Other bonds include asset-backed securities

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2020 and that are not deemed to be other than temporarily impaired as of December 31, 2019. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2020
U.S. government and agency securities	$5,338	$(23)	$1,619	$(11)	$6,957	(34)
Obligations of states and political subdivisions	24,757	(555)	—	—	24,757	$(555)
Corporate and other bonds(1)	40,409	(2,854)	19,922	(595)	60,331	(3,449)
Mortgage-backed securities
Commercial	14,667	(56)	—	—	14,667	(56)
Residential	135,577	(4,436)	14,880	(436)	150,457	(4,872)
Total mortgage-backed securities	150,244	(4,492)	14,880	(436)	165,124	(4,928)
Total AFS securities	$220,748	$(7,924)	$36,421	$(1,042)	$257,169	$(8,966)

December 31, 2019
U.S. government and agency securities	$7,638	$(38)	$—	$—	$7,638	$(38)
Obligations of states and political subdivisions	4,526	(29)	—	—	4,526	(29)
Corporate and other bonds(1)	17,323	(83)	19,901	(291)	37,224	(374)
Mortgage-backed securities
Commercial	54,714	(554)	14,966	(89)	69,680	(643)
Residential	114,147	(500)	40,168	(316)	154,315	(816)
Total mortgage-backed securities	168,861	(1,054)	55,134	(405)	223,995	(1,459)
Total AFS securities	$198,348	$(1,204)	$75,035	$(696)	$273,383	$(1,900)

(1) Other bonds includes asset-backed securities.

As of March 31, 2020, there were $36.4 million, or 20 issues, of individual AFS securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $1.0 million. As of December 31, 2019, there were $75.0 million, or 47 issues, of individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $696,000.

The Company has determined the securities that were in an unrealized loss position with no allowance for credit loss as of March 31, 2020 and December 31, 2019 were based on the reasons set out below:

Obligations of state and political subdivisions. This category’s unrealized losses are primarily the result of market volatility. The majority of the securities are of high credit quality (rated A- or higher) and the issuers continue to make timely principal and interest payments on the bonds. The contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment. The Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Corporate and other bonds. This category’s unrealized losses are the result of market volatility. The majority of these securities remain investment grade and the Company’s analysis did not indicate the existence of a credit loss. The contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment. The Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity.

Mortgage-backed securities. The majority of these securities are of high credit quality (rated A or higher) or are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the issuers continue to make timely principal and interest payments. Current market volatility has caused certain securities to experience a non-credit related decline in value. The majority of the securities in an unrealized loss position are guaranteed with implicit and explicit government guarantees associated. In addition, the Company does not intend to sell the investments before recovery of their amortized cost, which may be maturity.

The Company’s mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a fair value of $40.6 million which had unrealized losses of approximately $1.3 million at March 31, 2020. These non-agency mortgage-backed securities were generally rated AAA or equivalent at purchase and generally received a 20% SSFA rating. The Company does not intend to sell the investments, and the accounting standard of "more likely than not" has not been met for the Company to be required to sell any of the investments before recovery of their amortized cost basis, which may be maturity. The issuer(s) continues to make timely principal and interest payments. As such, the Company does not consider these investments to have credit related impairment as of March 31, 2020.

The following table presents the amortized cost of AFS securities as of March 31, 2020 by security type and credit rating (dollars in thousands):

	Three Months Ended March 31, 2020
	U.S. Government and Agency	Obligations of states and political	Corporate and	Mortgage-backed	Other	Total AFS
	securities	subdivisions	other bonds	securities	securities	securities
Credit Rating:
AAA/AA/A	$2,497	$514,374	$32,288	$38,859	$—	$588,018
BBB/BB/B	—	1,033	22,853	—	—	23,886
Not Rated - Agency(1)	15,134	—	—	1,153,495	1,608	1,170,237
Not Rated - Non-Agency	—	507	67,091	49,092	1,482	118,172
Total	$17,631	$515,914	$122,232	$1,241,446	$3,090	$1,900,313

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies

The following table presents the amortized cost and estimated fair value of AFS securities as of March 31, 2020 and December 31, 2019, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	March 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$24,916	$25,080	$35,177	$35,329
Due after one year through five years	157,141	162,774	164,605	166,873
Due after five years through ten years	221,929	228,121	249,713	254,790
Due after ten years	1,496,327	1,556,928	1,443,932	1,488,453
Total AFS securities	$1,900,313	$1,972,903	$1,893,427	$1,945,445

Refer to Note 8 "Commitments and Contingencies" for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of March 31, 2020 and December 31, 2019.

Held to Maturity

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities and the estimated credit loss inherent in the portfolio is currently immaterial. The Company’s HTM securities were all current, with no securities past due or on non-accrual at March 31, 2020.

The Company reports HTM securities on the Company’s Consolidated Balance Sheets at carrying value. Carrying value is amortized cost, which includes any unamortized unrealized gains and losses recognized in accumulated other comprehensive income prior to reclassifying the securities from AFS securities to HTM securities. Investment securities transferred into the

HTM category from the AFS category are recorded at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the HTM securities. Such unrealized gains or losses are accreted over the remaining life of the security with no impact on future net income.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of March 31, 2020 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
March 31, 2020
U.S. government and agency securities	$2,797	$—	$(69)	$2,728
Obligations of states and political subdivisions	543,517	52,815	—	596,332
Mortgage-backed securities
Commercial	5,862	—	(142)	5,720
Residential	—	—	—	—
Total mortgage-backed securities	5,862	—	(142)	5,720
Total held-to-maturity securities	$552,176	$52,815	$(211)	$604,780

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2019 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
December 31, 2019
U.S. government and agency securities	$2,813	$26	$—	$2,839
Obligations of states and political subdivisions	545,148	48,274	—	593,422
Mortgage-backed securities
Commercial	7,183	59	—	7,242
Residential	—	—	—	—
Total mortgage-backed securities	7,183	59	—	7,242
Total held-to-maturity securities	$555,144	$48,359	$—	$603,503

Credit Quality Indicators & Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. The Company’s HTM securities ACL was immaterial at the adoption of ASC 326. The Company re-evaluated the HTM securities ACL at March 31, 2020 and concluded no additional reserve was needed at March 31, 2020. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s only credit risk HTM securities are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of March 31, 2020 by security type and credit rating (dollars in thousands):

	Three Months Ended March 31, 2020
	U.S. Government and Agency	Obligations of states and political	Mortgage-backed	Total HTM
	securities	subdivisions	securities	securities
Credit Rating:
AAA/AA/A	$—	$536,747	$—	$536,747
Not Rated - Agency(1)	2,797	—	5,862	8,659
Not Rated - Non-Agency	—	6,770	—	6,770
Total	$2,797	$543,517	$5,862	$552,176

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies

The following table presents the amortized cost and estimated fair value of HTM securities as of March 31, 2020 and December 31, 2019, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	March 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$—	$—	$502	$504
Due after one year through five years	10,198	10,411	10,258	10,539
Due after five years through ten years	1,760	1,767	1,768	1,800
Due after ten years	540,218	592,602	542,616	590,660
Total HTM securities	$552,176	$604,780	$555,144	$603,503

Refer to Note 8 "Commitments and Contingencies" for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of March 31, 2020 and December 31, 2019.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At March 31, 2020 and December 31, 2019, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of the Bank’s outstanding capital at both March 31, 2020 and December 31, 2019. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $67.0 million for both March 31, 2020 and December 31, 2019 and FHLB stock in the amount of $63.2 million and $63.9 million as of March 31, 2020 and December 31, 2019, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three months ended March 31, 2020 and 2019 (dollars in thousands).

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Realized gains (losses):
Gross realized gains	$2,164	$1,213
Gross realized losses	(228)	(1,062)
Net realized gains	$1,936	$151

Proceeds from sales of securities	$120,701	$208,249

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

On January 1, 2020, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 “Accounting Policies” in this Quarterly Report. All loan information presented as of March 31, 2020 is in accordance with ASC 326. All loan information presented prior to March 31, 2020 is in accordance with previous applicable GAAP.

The Company’s loans are stated at their face amount, net of deferred fees and costs, and consist of the following at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Construction and Land Development	$1,318,252	$1,250,924
Commercial Real Estate - Owner Occupied	2,051,904	2,041,243
Commercial Real Estate - Non-Owner Occupied	3,328,012	3,286,098
Multifamily Real Estate	679,390	633,743
Commercial & Industrial	2,177,932	2,114,033
Residential 1-4 Family - Commercial	721,800	724,337
Residential 1-4 Family - Consumer	854,550	890,503
Residential 1-4 Family - Revolving	652,135	659,504
Auto	358,039	350,419
Consumer	352,572	372,853
Other Commercial	274,255	287,279
Total loans held for investment, net	$12,768,841	$12,610,936

The following table shows the aging of the Company’s loan portfolio, by class, at March 31, 2020 (dollars in thousands):

			Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,311,599	$2,786	$316	$317	$3,234	$1,318,252
Commercial Real Estate - Owner Occupied	2,026,741	10,779	1,444	1,690	11,250	2,051,904
Commercial Real Estate - Non-Owner Occupied	3,319,481	2,087	2,765	2,037	1,642	3,328,012
Multifamily Real Estate	676,343	623	1,994	377	53	679,390
Commercial & Industrial	2,167,873	4,893	1,218	517	3,431	2,177,932
Residential 1-4 Family - Commercial	708,772	4,145	1,066	777	7,040	721,800
Residential 1-4 Family - Consumer	820,818	15,667	570	4,407	13,088	854,550
Residential 1-4 Family - Revolving	640,989	4,308	1,286	2,005	3,547	652,135
Auto	355,084	1,967	311	127	550	358,039
Consumer	348,953	1,612	1,294	622	91	352,572
Other Commercial	273,090	1	1,068	—	96	274,255
Total loans held for investment	$12,649,743	$48,868	$13,332	$12,876	$44,022	$12,768,841

The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of January 1, 2020 as well as amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of March 31, 2020 (dollars in thousands):

	Nonaccrual
	January 1, 2020	March 31, 2020	Nonaccrual With No ALLL	90 Days and still Accruing
Construction and Land Development	$4,060	$3,234	$1,985	$317
Commercial Real Estate - Owner Occupied	13,889	11,250	3,591	1,690
Commercial Real Estate - Non-Owner Occupied	1,368	1,642	—	2,037
Multifamily Real Estate	—	53	—	377
Commercial & Industrial	3,037	3,431	93	517
Residential 1-4 Family - Commercial	6,492	7,040	1,739	777
Residential 1-4 Family - Consumer	13,117	13,088	1,069	4,407
Residential 1-4 Family - Revolving	2,490	3,547	60	2,005
Auto	565	550	—	127
Consumer	88	91	—	622
Other Commercial	98	96	—	—
Total loans held for investment	$45,204	$44,022	$8,537	$12,876

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2020. See Note 1 “Summary of Significant Accounting Policies” in the Company’s 2019 Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Debt Restructurings

As of March 31, 2020, the Company has TDRs totaling $20.4 million with an estimated $1.9 million of allowance for those loans for the current period.

A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for credit losses in accordance with the Company’s ALLL methodology. For the three months ended March 31, 2020, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. During the quarter ended March 31, 2020, the Company had made loan modifications of this nature totaling approximately $75 million.

The following table provides a summary, by class, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of March 31, 2020 (dollars in thousands):

	March 31, 2020
	No. of	Recorded	Outstanding
	Loans	Investment	Commitment
Performing
Construction and Land Development	4	$226	$—
Commercial Real Estate - Owner Occupied	6	2,223	—
Commercial Real Estate - Non-Owner Occupied	1	1,089	—
Commercial & Industrial	4	995	—
Residential 1-4 Family - Commercial	5	287	—
Residential 1-4 Family - Consumer	74	9,502	—
Residential 1-4 Family - Revolving	2	55	—
Consumer	4	26	—
Other Commercial	1	462	—
Total performing	101	$14,865	$—
Nonperforming
Commercial Real Estate - Owner Occupied	2	$172	$—
Commercial & Industrial	1	517	—
Residential 1-4 Family - Consumer	22	4,747	—
Residential 1-4 Family - Revolving	2	55	—
Total nonperforming	27	$5,491	$—
Total performing and nonperforming	128	$20,356	$—

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three months ended March 31, 2020, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the three months ended March 31, 2020 (dollars in thousands):

	All Restructurings
	Three Months Ended March 31, 2020
		Recorded
	No. of	Investment at
	Loans	Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—

Term modification, at a market rate
Commercial & Industrial	1	$517
Total loan term extended at a market rate	1	$517

Term modification, below market rate
Construction and Land Development	1	$35
Residential 1-4 Family - Consumer	10	1,763
Total loan term extended at a below market rate	11	$1,798

Interest rate modification, below market rate
Total interest only at below market rate of interest	—	$—

Total	12	$2,315

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Within each segment, loan classes are further identified based on similar risk characteristics. The Company has identified the following classes within each segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by segment for the three months ended March 31, 2020 (dollars in thousands):

	Three Months Ended March 31, 2020
	Commercial	Consumer	Total
Balance, beginning of year	$30,941	$11,353	$42,294
Impact of ASC 326 adoption on non-PCD loans	4,432	40,666	45,098
Impact of ASC 326 adoption on PCD loans	1,752	634	2,386
Impact of ASC 326 adoption	6,184	41,300	47,484
Loans charged-off	(2,968)	(4,183)	(7,151)
Recoveries credited to allowance	1,154	1,006	2,160
Provision charged to operations	42,532	13,724	56,256
Balance, end of period	$77,843	$63,200	$141,043

Credit Quality Indicators

Credit quality indicators are utilized to help estimate the collectability of each loan class within the Commercial and Consumer segments. For classes of loans within the Commercial segment, the primary credit quality indicator used for evaluating credit quality and estimating the ALLL is risk rating categories of Pass, Watch & Special Mention, Substandard, and Doubtful.  For classes of loans within the Consumer segment, the primary credit quality indicator used for evaluating credit quality and estimating the ALLL is delinquency bands of Current, 30-59, 60-89, 90+, and Nonaccrual.  While other credit quality indicators are evaluated and analyzed as part of the Company’s credit risk management activities, these indicators are primarily used in estimating the ALLL. The Company evaluates the credit risk of its loan portfolio on at least a quarterly basis.

Commercial Loans

The Company uses a risk rating system as the primary credit quality indicator for classes of loans within the Commercial segment. The risk rating system on a scale of 0 through 9 is used to determine risk level as used in the calculation of the allowance for credit loss; The risk levels, as described below, do not necessarily follow the regulatory definitions of risk levels with the same name. A general description of the characteristics of the risk levels follows:

Pass is determined by the following criteria:

●	Risk rated 0 loans have little or no risk and are with General Obligation Municipal Borrowers;
●	Risk rated 1 loans have little or no risk and are generally secured by cash or cash equivalents;
●	Risk rated 2 loans have minimal risk to well qualified borrowers and no significant questions as to safety;
●	Risk rated 3 loans are satisfactory loans with strong borrowers and secondary sources of repayment;
●	Risk rated 4 loans are satisfactory loans with borrowers not as strong as risk rated 3 loans and may exhibit a greater degree of financial risk based on the type of business supporting the loan;

Watch & Special Mention is determined by the following criteria:

●	Risk rated 5 loans are watch loans that warrant more than the normal level of supervision and have the possibility of an event occurring that may weaken the borrower’s ability to repay;
●	Risk rated 6 loans have increasing potential weaknesses beyond those at which the loan originally was granted and if not addressed could lead to inadequately protecting the Company’s credit position;

Substandard is determined by the following criteria:

●	Risk rated 7 loans are substandard loans and are inadequately protected by the current sound worth or paying capacity of the obligor or the collateral pledged; these have well defined weaknesses that jeopardize the liquidation of the debt with the distinct possibility the Company will sustain some loss if the deficiencies are not corrected;

Doubtful is determined by the following criteria:

●	Risk rated 8 loans are doubtful of collection and the possibility of loss is high but pending specific borrower plans for recovery, its classification as a loss is deferred until its more exact status is determined;
●	Risk rated 9 loans are loss loans which are considered uncollectable and of such little value that their continuance as bankable assets is not warranted

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of March 31, 2020 (dollars in thousands):

	March 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
									Revolving
									Loans
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	Converted to Term
Construction and Land Development
Pass	$69,552	$467,635	$434,210	$132,703	$53,894	$81,829	$30,573	$1,270,396	$—
Watch & Special Mention	1,200	8,607	1,566	865	6,615	15,627	1,848	36,328	—
Substandard	—	—	732	736	2,405	7,655	—	11,528	—
Total Construction and Land Development	$70,752	$476,242	$436,508	$134,304	$62,914	$105,111	$32,421	$1,318,252	$—

Commercial Real Estate - Owner Occupied
Pass	$79,743	$391,157	$312,340	$266,525	$147,239	$681,938	$37,492	$1,916,434	$—
Watch & Special Mention	—	5,726	16,831	15,683	25,211	47,288	3,551	114,290	—
Substandard	—	—	1,115	1,333	2,730	15,628	374	21,180	—
Total Commercial Real Estate - Owner Occupied	$79,743	$396,883	$330,286	$283,541	$175,180	$744,854	$41,417	$2,051,904	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$100,998	$501,212	$490,930	$472,440	$480,363	$1,159,966	$44,949	$3,250,858	$—
Watch & Special Mention	—	1,061	8,838	13,449	16,707	29,450	838	70,343	—
Substandard	—	—	164	—	25	6,330	200	6,719	—
Doubtful	—	—	—	—	—	—	92	92	—
Total Commercial Real Estate - Non-Owner Occupied	$100,998	$502,273	$499,932	$485,889	$497,095	$1,195,746	$46,079	$3,328,012	$—

Commercial & Industrial
Pass	$127,407	$445,967	$280,399	$90,466	$90,219	$176,554	$894,146	$2,105,158	$353
Watch & Special Mention	457	3,817	7,987	1,520	3,900	4,367	40,039	62,087	49
Substandard	—	505	1,015	253	900	3,222	4,792	10,687	—
Total Commercial & Industrial	$127,864	$450,289	$289,401	$92,239	$95,019	$184,143	$938,977	$2,177,932	$402

Multifamily Real Estate
Pass	$60,276	$78,954	$63,329	$129,106	$64,831	$254,868	$7,286	$658,650	$—
Watch & Special Mention	—	—	—	8,286	1,134	10,551	339	20,310	—
Substandard	—	—	—	—	—	430	—	430	—
Total Multifamily Real Estate	$60,276	$78,954	$63,329	$137,392	$65,965	$265,849	$7,625	$679,390	$—

Residential 1-4 Family - Commercial
Pass	$29,989	$112,509	$79,932	$104,116	$86,412	$264,081	$1,911	$678,950	$810
Watch & Special Mention	880	2,720	8,378	3,617	2,159	13,689	—	31,443	2,762
Substandard	—	—	310	632	1,846	8,002	617	11,407	76
Total Residential 1-4 Family - Commercial	$30,869	$115,229	$88,620	$108,365	$90,417	$285,772	$2,528	$721,800	$3,648

Other Commercial
Pass	$1,468	$116,582	$9,904	$43,520	$17,802	$59,403	$19,049	$267,728	$—
Watch & Special Mention	—	—	636	1,337	—	4,344	54	6,371	—
Substandard	—	—	—	60	—	96	—	156	—
Total Other Commercial	$1,468	$116,582	$10,540	$44,917	$17,802	$63,843	$19,103	$274,255	$—

Total Commercial
Pass	$469,433	$2,114,016	$1,671,044	$1,238,876	$940,760	$2,678,639	$1,035,406	$10,148,174	$1,163
Watch & Special Mention	2,537	21,931	44,236	44,757	55,726	125,316	46,669	341,172	2,811
Substandard	—	505	3,336	3,014	7,906	41,363	5,983	62,107	76
Doubtful	—	—	—	—	—	—	92	92	—
Total Commercial	$471,970	$2,136,452	$1,718,616	$1,286,647	$1,004,392	$2,845,318	$1,088,150	$10,551,545	$4,050

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of March 31, 2020 (dollars in thousands):

	March 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
									Revolving
									Loans
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	Converted to Term
Residential 1-4 Family - Consumer
Current	$21,273	$95,266	$105,226	$99,655	$129,032	$370,353	$13	$820,818	$—
30-59 Days Past Due	—	1,268	1,537	2,566	453	9,843	—	15,667	—
60-89 Days Past Due	—	—	109	77	—	384	—	570	—
90+ Days Past Due	—	728	125	445	276	2,833	—	4,407	—
Nonaccrual	—	—	888	891	797	10,512	—	13,088	—
Total Residential 1-4 Family - Consumer	$21,273	$97,262	$107,885	$103,634	$130,558	$393,925	$13	$854,550	$—

Residential 1-4 Family - Revolving
Current	$6,463	$7,732	$2,641	$21	$—	$661	$623,471	$640,989	$—
30-59 Days Past Due	—	49	—	—	—	—	4,259	4,308	—
60-89 Days Past Due	—	—	—	—	—	—	1,286	1,286	—
90+ Days Past Due	—	—	—	—	—	—	2,005	2,005	—
Nonaccrual	—	—	—	—	—	314	3,233	3,547	—
Total Residential 1-4 Family - Revolving	$6,463	$7,781	$2,641	$21	$—	$975	$634,254	$652,135	$—

Consumer
Current	$25,016	$106,175	$110,825	$34,857	$14,995	$20,293	$36,792	$348,953	$—
30-59 Days Past Due	—	329	692	198	11	342	40	1,612	—
60-89 Days Past Due	—	193	699	84	28	288	2	1,294	—
90+ Days Past Due	—	139	368	94	13	—	8	622	—
Nonaccrual	—	—	—	—	3	88	—	91	—
Total Consumer	$25,016	$106,836	$112,584	$35,233	$15,050	$21,011	$36,842	$352,572	$—

Auto
Current	$35,381	$149,149	$77,698	$48,701	$28,777	$15,378	$—	$355,084	$—
30-59 Days Past Due	—	463	528	447	347	182	—	1,967	—
60-89 Days Past Due	—	63	52	92	40	64	—	311	—
90+ Days Past Due	—	77	24	12	—	14	—	127	—
Nonaccrual	—	117	81	106	148	98	—	550	—
Total Auto	$35,381	$149,869	$78,383	$49,358	$29,312	$15,736	$—	$358,039	$—

Total Consumer
Current	$88,133	$358,322	$296,390	$183,234	$172,804	$406,685	$660,276	$2,165,844	$—
30-59 Days Past Due	—	2,109	2,757	3,211	811	10,367	4,299	23,554	—
60-89 Days Past Due	—	256	860	253	68	736	1,288	3,461	—
90+ Days Past Due	—	944	517	551	289	2,847	2,013	7,161	—
Nonaccrual	—	117	969	997	948	11,012	3,233	17,276	—
Total Consumer	$88,133	$361,748	$301,493	$188,246	$174,920	$431,647	$671,109	$2,217,296	$—

Acquired Loans

The Company has purchased loans that, at the time of acquisition, exhibited more than insignificant credit deterioration since origination. The Company has elected to treat all loans that were previously identified as PCI as PCD. As of March 31, 2020, the amortized cost of the Company’s PCD loans totaled $84.7 million, which had an estimated ALLL of $3.8 million.

Prior to the adoption of ASC 326

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2019 (dollars in thousands):

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

The following table shows the PCI loan portfolios, by class and their delinquency status, at December 31, 2019 (dollars in thousands):

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

As of December 31, 2019, the Company measured the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s loans, excluding PCI loans, by class at December 31, 2019 (dollars in thousands):

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
Loans without a specific allowance
Construction and Land Development	$5,877	$7,174	$—
Commercial Real Estate - Owner Occupied	8,801	9,296	—
Commercial Real Estate - Non-Owner Occupied	3,510	4,059	—
Commercial & Industrial	3,668	3,933	—
Residential 1-4 Family - Commercial	4,047	4,310	—
Residential 1-4 Family - Consumer	8,420	9,018	—
Residential 1-4 Family - Revolving	862	865	—
Total impaired loans without a specific allowance	$35,185	$38,655	$—
Loans with a specific allowance
Construction and Land Development	$984	$1,032	$49
Commercial Real Estate - Owner Occupied	2,820	3,093	146
Commercial Real Estate - Non-Owner Occupied	335	383	2
Commercial & Industrial	2,568	2,590	619
Residential 1-4 Family - Commercial	1,726	1,819	162
Residential 1-4 Family - Consumer	12,026	12,670	1,242
Residential 1-4 Family - Revolving	2,186	2,369	510
Auto	563	879	221
Consumer	168	336	46
Other Commercial	562	567	30
Total impaired loans with a specific allowance	$23,938	$25,738	$3,027
Total impaired loans	$59,123	$64,393	$3,027

The following table shows the average recorded investment and interest income recognized for the Company’s loans, excluding PCI loans, by class for the three months ended March 31, 2019 (dollars in thousands):

	Three Months Ended
	March 31, 2019
		Interest
	Average	Income
	Investment	Recognized
Construction and Land Development	$9,425	$39
Commercial Real Estate - Owner Occupied	11,554	105
Commercial Real Estate - Non-Owner Occupied	6,956	59
Commercial & Industrial	2,224	14
Residential 1-4 Family - Commercial	6,475	32
Residential 1-4 Family - Consumer	18,257	114
Residential 1-4 Family - Revolving	3,472	40
Auto	600	—
Consumer	215	2
Other Commercial	588	8
Total impaired loans	$59,766	$413

At December 31, 2019, the Company considered TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for credit loss methodology.

The following table provides a summary, by class, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of December 31, 2019 (dollars in thousands):

	December 31, 2019
	No. of	Recorded	Outstanding
	Loans	Investment	Commitment
Performing
Construction and Land Development	4	$1,114	$—
Commercial Real Estate - Owner Occupied	6	2,228	26
Commercial Real Estate - Non-Owner Occupied	1	1,089	—
Commercial & Industrial	4	1,020	—
Residential 1-4 Family - Commercial	5	290	—
Residential 1-4 Family - Consumer	69	9,396	—
Residential 1-4 Family - Revolving	2	56	—
Consumer	4	29	—
Other Commercial	1	464	—
Total performing	96	$15,686	$26
Nonperforming
Commercial Real Estate - Owner Occupied	2	$176	$—
Commercial & Industrial	1	55	—
Residential 1-4 Family - Consumer	19	3,522	—
Residential 1-4 Family - Revolving	2	57	—
Total nonperforming	24	$3,810	$—
Total performing and nonperforming	120	$19,496	$26

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructuring or a foreclosure and repossession of the applicable collateral occurs. During the three months ended March 31, 2019, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the three months ended March 31, 2019 (dollars in thousands):

	All Restructurings
	Three Months Ended March 31, 2019
		Recorded
	No. of	Investment at
	Loans	Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—

Term modification, at a market rate
Commercial & Industrial	1	$441
Residential 1-4 Family - Commercial	1	75
Residential 1-4 Family - Consumer	2	263
Consumer	1	10
Total loan term extended at a market rate	5	$789

Term modification, below market rate
Residential 1-4 Family - Consumer	5	$937
Consumer	1	6
Total loan term extended at a below market rate	6	$943

Total	11	$1,732

Allowance for Loan and Lease Losses

The following table shows the ALLL activity by class for the three months ended March 31, 2019. The table below includes the provision for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Three Months Ended March 31, 2019
	Allowance for loan and lease losses
	Balance,	Recoveries	Loans	Provision	Balance,
	beginning of	credited to	charged	charged to	end of
	the year	allowance	off	operations	period
Construction and Land Development	$6,803	$27	$(732)	$126	$6,224
Commercial Real Estate - Owner Occupied	4,023	25	(47)	29	4,030
Commercial Real Estate - Non-Owner Occupied	8,865	89	—	82	9,036
Multifamily Real Estate	649	85	—	(74)	660
Commercial & Industrial	7,636	360	(980)	395	7,411
Residential 1-4 Family - Commercial	1,692	87	(66)	47	1,760
Residential 1-4 Family - Consumer	1,492	155	(32)	117	1,732
Residential 1-4 Family - Revolving	1,297	87	(216)	238	1,406
Auto	1,443	186	(399)	216	1,446
Consumer and all other(1)	7,145	595	(3,467)	2,849	7,122
Total	$41,045	$1,696	$(5,939)	$4,025	$40,827

(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the loan and ALLL balances based on impairment methodology by class as of December 31, 2019 (dollars in thousands):

	December 31, 2019
	Loans individually		Loans collectively		Loans acquired with
	evaluated for		evaluated for		deteriorated credit
	impairment		impairment		quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$6,861	$49	$1,233,119	$5,709	$10,944	$—	$1,250,924	$5,758
Commercial Real Estate - Owner Occupied	11,621	146	2,002,184	3,773	27,438	—	2,041,243	3,919
Commercial Real Estate - Non-Owner Occupied	3,845	2	3,267,688	9,541	14,565	—	3,286,098	9,543
Multifamily Real Estate	—	—	633,649	632	94	—	633,743	632
Commercial & Industrial	6,236	619	2,106,218	7,768	1,579	217	2,114,033	8,604
Residential 1-4 Family - Commercial	5,773	162	706,359	1,203	12,205	—	724,337	1,365
Residential 1-4 Family - Consumer	20,446	1,242	855,344	771	14,713	—	890,503	2,013
Residential 1-4 Family - Revolving	3,048	510	652,329	813	4,127	—	659,504	1,323
Auto	563	221	349,852	1,232	4	—	350,419	1,453
Consumer and all other(1)	730	76	658,390	7,608	1,012	—	660,132	7,684
Total loans held for investment, net	$59,123	$3,027	$12,465,132	$39,050	$86,681	$217	$12,610,936	$42,294

(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The Company uses a risk rating system and past due status as the primary credit quality indicators for the loan categories. The risk rating system on a scale of 0 through 9 is used to determine risk level as used in the calculation of the allowance for loan loss; The risk levels, as described below, do not necessarily follow the regulatory definitions of risk levels with the same name. A general description of the characteristics of the risk levels follows:

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

Acquired Loans

Loans acquired are originally recorded at fair value, with certain loans being identified as impaired at the date of purchase. The fair values were determined based on the credit quality of the portfolio, expected future cash flows, and timing of those expected future cash flows.

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of March 31, 2019 (dollars in thousands):

For the Three Months Ended March 31,
2019
Balance at beginning of period	$31,201
Additions	2,432
Accretion	(2,385)
Reclass of nonaccretable difference due to improvement in expected cash flows	465
Other, net (1)	1,508
Balance at end of period	$33,221
(1)	This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, totaled $86.7 million at December 31, 2019. The outstanding balance of the Company’s PCI loan portfolio totaled $104.9 million at December 31, 2019. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $3.0 billion at December 31, 2019; the remaining discount on these loans totaled $50.1 million at December 31, 2019.

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

Amortization expense of intangibles for the three months ended March 31, 2020 and 2019 totaled $4.4 million and $4.2 million, respectively.

As of March 31, 2020, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining nine months of 2020	$12,113
2021	13,874
2022	11,490
2023	9,687
2024	7,818
Thereafter	14,316
Total estimated amortization expense	$69,298

6. LEASES

The Company leases branch locations, office space, land, and equipment. The Company determines if an arrangement is a lease at inception. At March 31, 2020 all leases were classified as operating leases with approximately 160 non-cancellable operating leases where the Company is the lessee. The Company does not have any material arrangements where the Company is the lessor or in a sublease contract. Leases where the Company is a lessee are primarily for real estate leases with remaining lease terms of up to 14 years. The Company’s real estate lease agreements do not contain residual value guarantees and most agreements do not contain restrictive covenants.

Operating leases have been reported on the Company’s Consolidated Balance Sheets as an operating ROU Asset within “Other Assets” and an operating lease liability within “Other Liabilities.” The ROU Asset represents the Company’s right to use an underlying asset over the course of the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments, discounted using the incremental borrowing rate. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating ROU Asset is recognized at commencement date based on the initial measurement of the lease liability, any lease payments made excluding lease incentives, and any initial direct costs incurred. At March 31, 2020 and December 31, 2019, the total ROU Asset were $53.6 million and $54.9 million, respectively, and total operating lease liabilities were $64.2 million and $66.1 million, respectively. Most of the Company’s leases include one or more options to renew, however, the Company is not reasonably certain to exercise those options and therefore does not include the renewal options in the measurement of the ROU Asset and lease liabilities.

Total lease expenses are recorded in Occupancy Expense within noninterest expense on the Company’s Consolidated Statements of Income. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Total operating lease expenses for the three months ended March 31, 2020 and 2019, were $2.9 million and $3.2 million, respectively.

As of March 31, 2020, the Company had no material operating leases that have not yet commenced that create significant rights and obligations, and no material sales leaseback transactions.

Maturities of operating lease liabilities as of March 31, 2020 are as follows for the years ending (dollars in thousands):

For the remaining nine months of 2020	$9,714
2021	11,523
2022	10,545
2023	9,561
2024	8,232
2025	6,040
Thereafter	15,088
Total future lease payments	70,703
Less: Interest	6,533
Present value of lease liabilities	$64,171

Other lease information is as follows as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	7.20	7.36
Weighted-average discount rate (1)	2.56%	2.69%

	Three Months Ended March 31,
Cash paid for amounts included in measurement of lease liabilities:	2020	2019
Operating Cash Flows from Operating Leases	$3,517	$3,468
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,216	4,346
(1)	An incremental borrowing rate is used based on information available at commencement date of lease.

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

Total short-term borrowings consist of the following as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Securities sold under agreements to repurchase	$56,781	$66,053
Federal Funds Purchased	25,000	—
FHLB advances	355,000	370,200
Total short-term borrowings	$436,781	$436,253

Average outstanding balance during the period	$364,931	$673,116
Average interest rate (during the period)	1.48%	2.30%
Average interest rate at end of period	1.30%	1.52%

The Bank maintains federal funds lines with several correspondent banks, the remaining available balance of which was $787.0 million and $682.0 million at March 31, 2020 and December 31, 2019, respectively. The Company maintains an alternate line of credit at a correspondent bank, the available balance was $25.0 million at both March 31, 2020 and December 31, 2019. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with such covenants as of March 31, 2020. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $5.3 billion and $5.2 billion at March 31, 2020 and December 31, 2019, respectively.

Long-term Borrowings

In connection with several previous bank acquisitions, the Company issued and acquired trust preferred capital notes of $58.5 million and $87.0 million, respectively. Most recently, in connection with the acquisition of Access on February 1, 2019, the Company acquired additional trust preferred capital notes totaling $5.0 million. The remaining fair value discount on all acquired trust preferred capital notes was $14.7 million at March 31, 2020.

The trust preferred capital notes currently qualify for Tier 2 capital of the Company for regulatory purposes. The Company’s trust preferred capital notes consist of the following as of March 31, 2020:

	Trust
	Preferred
	Capital		Spread to
	Securities (1)	Investment (1)	3-Month LIBOR	Rate (2)	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	4.20%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	2.85%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	4.18%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	4.55%	6/26/2033
Gateway Capital Statutory Trust I	8,000,000	248,000	3.10%	4.55%	9/17/2033
Gateway Capital Statutory Trust II	7,000,000	217,000	2.65%	4.10%	6/17/2034
Gateway Capital Statutory Trust III	15,000,000	464,000	1.50%	2.95%	5/30/2036
Gateway Capital Statutory Trust IV	25,000,000	774,000	1.55%	3.00%	7/30/2037
MFC Capital Trust II	5,000,000	155,000	2.85%	4.30%	1/23/2034
Total	$150,500,000	$4,659,000
(1)	The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.
(2)	Rate as of March 31, 2020.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with an initial fixed interest rate of 5.00% through December 15, 2021. The interest rate then changes to a floating rate of LIBOR plus 3.175% through its maturity date on December 15, 2026. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired $8.5 million of subordinated notes with a fair value premium of $259,000, which was $25,000 at March 31, 2020. The acquired subordinated notes have a fixed interest rate of 6.75% and a maturity date of June 30, 2025. At March 31, 2020 and December 31, 2019, the contractual principal reported for subordinated notes was $158.5 million; remaining issuance discount as of March 31, 2020 and December 31, 2019 is $1.3 million and $1.4 million, respectively. The subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with the acquired subordinated notes and was considered to be in compliance with these covenants as of March 31, 2020.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances which was deferred and to be amortized over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings on the Company’s Consolidated Statements of Income and was $493,000 for the three months ended March 31, 2019. On August 29, 2019, the Company repaid the floating rate FHLB advances.

As of March 31, 2020, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

	Spread to
	3-Month	Interest
Long-term Type	LIBOR	Rate (1)	Maturity Date	Advance Amount
Convertible Flipper	(0.75)%	0.70%	8/17/2029	$50,000
Convertible Flipper	(0.50)%	0.95%	5/15/2024	200,000
Convertible Flipper	(0.75)%	0.70%	5/22/2029	150,000
Convertible Flipper	(0.75)%	0.70%	5/30/2029	50,000
Convertible Flipper	(0.75)%	0.70%	6/21/2029	100,000
Fixed Rate Convertible	-	1.78%	10/26/2028	200,000
Fixed Rate Hybrid	-	1.58%	5/18/2020	20,000
Fixed Rate Credit	-	1.54%	10/2/2020	10,000
				$780,000
(1)	Interest rates calculated using non-rounded numbers.

As of December 31, 2019, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

	Spread to
	3-Month	Interest
Long-term Type	LIBOR	Rate (1)	Maturity Date	Advance Amount
Convertible Flipper	(0.75)%	1.16%	8/17/2029		$50,000
Convertible Flipper	(0.50)%	1.41%	5/15/2024		200,000
Convertible Flipper	(0.75)%	1.16%	5/22/2029		150,000
Convertible Flipper	(0.75)%	1.16%	5/30/2029		50,000
Convertible Flipper	(0.75)%	1.16%	6/21/2029		100,000
Fixed Rate Convertible	-	1.78%	10/26/2028		200,000
Fixed Rate Hybrid	-	1.58%	5/18/2020		20,000
Fixed Rate Credit	-	1.54%	10/2/2020		10,000
					$780,000
(1)	Interest rates calculated using non-rounded numbers.

For information on the carrying value of loans and securities pledged as collateral on FHLB advances as of March 31, 2020 and December 31, 2019, refer to Note 8 "Commitments and Contingencies."

As of March 31, 2020, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Fair Value
	Capital	Subordinated	FHLB	Premium	Total Long-term
	Notes	Debt	Advances	(Discount) (1)	Borrowings
For the remaining nine months of 2020	$—	$—	$30,000	$(646)	$29,354
2021	—	—	—	(1,008)	(1,008)
2022	—	—	—	(1,030)	(1,030)
2023	—	—	—	(1,053)	(1,053)
2024	—	—	200,000	(1,078)	198,922
Thereafter	155,159	158,500	550,000	(11,161)	852,498
Total long-term borrowings	$155,159	$158,500	$780,000	$(15,976)	$1,077,683
(1)	Includes discount on issued subordinated notes.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss and funding information, current and future economic conditions, risk ratings, and past due status among other factors in the consideration of expected credit losses in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve that includes balances relating to mortgage loans previously sold based on historical statistics and loss rates. As of March 31, 2020 and December 31, 2019, the Company’s reserves for off-balance sheet credit risk and indemnification were $10.7 million and $2.6 million, respectively.

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

The following table presents the balances of commitments and contingencies (dollars in thousands):

	March 31, 2020	December 31, 2019
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$4,605,213	$4,691,272
Standby letters of credit	165,371	209,658
Total commitments with off-balance sheet risk	$4,770,584	$4,900,930

(1) Includes unfunded overdraft protection.

Prior to the first quarter of 2020, the Company was required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. On March 15, 2020, the Federal Reserve Board announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions.

As of March 31, 2020, the Company had approximately $261.7 million in deposits in other financial institutions, of which $246.4 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $12.1 million in deposits in other financial institutions that were uninsured at March 31, 2020. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. Refer to Note 9 “Derivatives” for additional information.

As part of the Company’s liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at March 31, 2020 and December 31, 2019 (dollars in thousands):

	Pledged Assets as of March 31, 2020
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$455,201	$314,953	$—	$770,154
Repurchase agreements	—	98,445	—	—	98,445
FHLB advances	—	61,129	—	4,107,411	4,168,540
Derivatives	246,430	1,091	—	—	247,521
Fed Funds	—	—	—	319,914	319,914
Other purposes	—	118,597	9,037	—	127,634
Total pledged assets	$246,430	$734,463	$323,990	$4,427,325	$5,732,208

(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2019
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$467,266	$292,096	$—	$759,362
Repurchase agreements	—	79,299	7,602	—	86,901
FHLB advances	—	63,812	—	3,846,934	3,910,746
Derivatives	116,839	1,260	—	—	118,099
Fed Funds	—	—	—	292,738	292,738
Other purposes	—	122,358	10,654	—	133,012
Total pledged assets	$116,839	$733,995	$310,352	$4,139,672	$5,300,858

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

Cash Flow Hedges

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate financial instruments. The Company uses interest rate swap agreements as part of its hedging strategy by exchanging a notional amount, equal to the principal amount of the borrowings or commercial loans, for fixed-rate interest based on benchmarked interest rates. The original terms and conditions of the interest rate swaps vary and range in length. Amounts receivable or payable are recognized as accrued under the terms of the agreements.

All swaps were entered into with counterparties that met the Company’s credit standards, and the agreements contain collateral provisions protecting the at-risk party. The Company concluded that the credit risk inherent in the contract is not significant.

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

During the quarter ended March 31, 2020, the Company terminated one interest rate swap designated as a cash flow hedge prior to its respective maturity date. The net loss reclassified into earnings totaled $1.8 million for the quarter ended March 31, 2020. This loss is immediately recognized into earnings as the forecasted transaction will not occur.

The Company did not have any derivatives designated as cash flow hedges outstanding at March 31, 2020.

Fair Value Hedge

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At March 31, 2020 and December 31, 2019, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $82.0 million and $83.1 million, respectively, and the fair value of the related hedged items was an unrealized loss of $6.8 million and $2.0 million, respectively.

AFS Securities: The Company has entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate available for sale securities. At March 31, 2020 and December 31, 2019, the aggregate notional amount of the related hedged items of the AFS securities totaled $50 million and the fair value of the related hedged items was an unrealized loss of $8.0 million and $4.1 million, respectively.

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

Loan Swaps

During the normal course of business, the Company offers interest rate swap loan relationships (“loan swaps”) to its borrowers to help meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with a third party in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values as reported in “Other Assets” and “Other Liabilities” on the Company’s Consolidated Balance Sheets.

The following table summarizes key elements of the Company’s derivative instruments as of March 31, 2020 and December 31, 2019, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	March 31, 2020			December 31, 2019
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$—	$—	$—	$100,000	$—	$1,147
Fair value hedges	131,961	1	14,769	133,078	182	6,256
Derivatives not designated as accounting hedges:
Loan Swaps :
Pay fixed - receive floating interest rate swaps	1,800,795	—	174,704	1,575,149	753	53,592
Pay floating - receive fixed interest rate swaps	1,800,795	174,704	—	1,575,149	53,592	753

(1)	Notional amounts are not recorded on the Company’s Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.
(2)	Balances represent fair value of derivative financial instruments.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$194,899	$7,990	$206,799	$4,072
Loans	81,961	6,734	83,078	1,972

(1)	These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2020 and December 31, 2019, the amortized cost basis of this portfolio was $195 million and $207 million, respectively and the cumulative basis adjustment associated with this hedge was $8.0 million and $4.1 million, respectively. The amount of the designated hedged item was $50 million.
(2)	Carrying value represents amortized cost.

10. STOCKHOLDERS’ EQUITY

Serial Preferred Stock

The Company has the authority to issue up to 500,000 shares of serial preferred stock with a par value of $10.00 per share. As of March 31, 2020 and December 31, 2019, the Company had no shares issued or outstanding.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2020 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - December 31, 2019	$37,877	$75	$(782)	$(1,595)	$35,575
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	14,687	—	(699)	(1,289)	12,699
Amounts reclassified from AOCI into earnings	(1,529)	(5)	1,481	108	55
Net current period other comprehensive income (loss)	13,158	(5)	782	(1,181)	12,754
Balance - March 31, 2020	$51,035	$70	$—	$(2,776)	$48,329

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

Derivative instruments

As discussed in Note 9 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No material differences were identified during the validation as of March 31, 2020 and December 31, 2019. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of March 31, 2020 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2020 and December 31, 2019.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 (dollars in thousands):

	Fair Value Measurements at March 31, 2020 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$17,962	$—	$17,962
Obligations of states and political subdivisions	—	546,726	—	546,726
Corporate and other bonds(1)	—	120,968	—	120,968
Mortgage-backed securities	—	1,284,157	—	1,284,157
Other securities	—	3,090	—	3,090
Loans held for sale	—	76,690	—	76,690
Derivatives:
Interest rate swap	—	174,704	—	174,704
Fair value hedges	—	1	—	1

LIABILITIES
Derivatives:
Interest rate swap	$—	$174,704	$—	$174,704
Fair value hedges	—	14,769	—	14,769

	Fair Value Measurements at December 31, 2019 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$21,320	$—	$21,320
Obligations of states and political subdivisions	—	447,091	—	447,091
Corporate and other bonds(1)	—	135,959	—	135,959
Mortgage-backed securities	—	1,337,996	—	1,337,996
Other securities	—	3,079	—	3,079
Loans held for sale	—	55,405	—	55,405
Derivatives:
Interest rate swap	—	54,345	—	54,345
Fair value hedges	—	182	—	182

LIABILITIES
Derivatives:
Interest rate swap	$—	$54,345	$—	$54,345
Cash flow hedges	—	1,147	—	1,147
Fair value hedges	—	6,256	—	6,256
(1)	Other bonds include asset-backed securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to foreclosed properties, former bank premises, and collateral-dependent loans that are individually assessed. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The assets for which a nonrecurring fair value measurement was recorded during the period ended March 31, 2020 and December 31, 2019 was $6.6 million and $11.9 million, respectively. The nonrecurring valuation adjustments for these assets did not have a material impact on the Company’s consolidated financial statements.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2020 and December 31, 2019. The Company’s level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2020.

Loans

The fair value of loans was estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans. The fair value of performing loans was estimated through use of discounted cash flows.  Credit loss assumptions were based on market PD/LGD for loan cohorts.  The discount rate was based primarily on recent market origination rates. Fair value of loans individually assessed for impairment and their respective levels within the fair value hierarchy are described in the previous section related to fair value measurements of assets that are measured on a nonrecurring basis.

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

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019 are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2020 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$504,959	$504,959	$—	$—	$504,959
AFS securities	1,972,903	—	1,972,903	—	1,972,903
HTM securities	552,176	—	588,984	15,796	604,780
Restricted stock	130,227	—	130,227	—	130,227
Loans held for sale	76,690	—	76,690	—	76,690
Net loans	12,627,798	—	—	12,413,731	12,413,731
Derivatives:
Interest rate swap	174,704	—	174,704	—	174,704
Fair value hedges	1	—	1	—	1
Accrued interest receivable	46,678	—	46,678	—	46,678
BOLI	324,980	—	324,980	—	324,980

LIABILITIES
Deposits	$13,553,035	$—	$13,610,143	$—	$13,610,143
Borrowings	1,514,464	—	1,501,474	—	1,501,474
Accrued interest payable	7,532	—	7,532	—	7,532
Derivatives:
Interest rate swap	174,704	—	174,704	—	174,704
Fair value hedges	14,769	—	14,769	—	14,769

	Fair Value Measurements at December 31, 2019 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$436,032	$436,032	$—	$—	$436,032
AFS securities	1,945,445	—	1,945,445	—	1,945,445
HTM securities	555,144	—	585,820	17,683	603,503
Restricted stock	130,848	—	130,848	—	130,848
Loans held for sale	55,405	—	55,405	—	55,405
Net loans	12,568,642	—	—	12,449,505	12,449,505
Derivatives:
Interest rate swap	54,345	—	54,345	—	54,345
Fair value hedges	182	—	182	—	182
Accrued interest receivable	52,721	—	52,721	—	52,721
BOLI	322,917	—	322,917	—	322,917

LIABILITIES
Deposits	$13,304,981	$—	$13,349,943	$—	$13,349,943
Borrowings	1,513,748	—	1,479,606	—	1,479,606
Accrued interest payable	6,108	—	6,108	—	6,108
Derivatives:
Interest rate swap	54,345	—	54,345	—	54,345
Cash flow hedges	1,147	—	1,147	—	1,147
Fair value hedges	6,256	—	6,256	—	6,256

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

The Company’s performance obligations on revenue from interchange fees and deposit accounts are generally satisfied immediately, when the transaction occurs, or by month-end. Performance obligations on revenue from fiduciary and asset management fees are generally satisfied monthly or quarterly. For a majority of fee income on deposit accounts the Company is a principal, controlling the promised good or service before transferring it to the customer. For the majority of income related to wealth management income, the Company is an agent, responsible for arranging for the provision of goods and services by another party.

Noninterest income disaggregated by major source, for the three months ended March 31, 2020 and 2019, consisted of the following (dollars in thousands):

	Three Months Ended
	March 31,	March 31,
	2020	2019
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$5,765	$5,782
Maintenance fees & other	1,813	1,376
Other service charges, commissions, and fees (1)	1,624	1,664
Interchange fees(1)	1,625	5,045
Fiduciary and asset management fees (1):
Trust asset management fees	2,827	1,339
Registered advisor management fees	2,088	2,875
Brokerage management fees	1,069	840
Mortgage banking income	2,022	1,454
Gains (losses) on securities transactions	1,936	151
Bank owned life insurance income	2,049	2,055
Loan-related interest rate swap fees	3,948	1,460
Other operating income (2)	2,141	897
Total noninterest income (3)	$28,907	$24,938

(1)   Income within scope of Topic 606.

(2)   Entire balance is within scope of Topic 606 for the three months ended March 31, 2020. Includes income within the scope of Topic 606 of $813,000 for the three months ended March 31, 2019; the remaining balance is outside the scope of Topic 606.

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

The following table presents EPS from continuing operations, discontinued operations and total net income available to common stockholders for the three months ended March 31, 2020 and 2019 (dollars in thousands except per share data):

	Three Months Ended
	March 31,
	2020	2019
Net Income:
Income from continuing operations	$7,089	$35,716
Income (loss) from discontinued operations	—	(85)
Net income available to common stockholders	$7,089	$35,631

Weighted average shares outstanding, basic	79,290	76,472
Dilutive effect of stock awards and warrants	27	61
Weighted average shares outstanding, diluted	79,317	76,533

Basic EPS:
EPS from continuing operations	$0.09	$0.47
EPS from discontinued operations	—	—
EPS available to common stockholders	$0.09	$0.47

Diluted EPS:
EPS from continuing operations	$0.09	$0.47
EPS from discontinued operations	—	—
EPS available to common stockholders	$0.09	$0.47

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

As of and for the three months ended March 31, 2020, the assets and liabilities, as well as the operating results, of the discontinued mortgage segment were not considered material. As of December 31, 2019, the Company’s Consolidated Balance Sheets included assets and liabilities from discontinued operations of $668,000 and $640,000, respectively. Management believes there are no material on-going obligations with respect to UMG’s business that have not been recorded in the Company’s consolidated financial statements.

The following table presents summarized operating results of the discontinued mortgage segment for the three months ended March 31, 2019 (dollars in thousands):

Three Months Ended
March 31, 2019
Net interest income	$—
Provision for credit losses	—
Net interest income after provision for credit losses	—
Noninterest income	1
Noninterest expenses	116
Income before income taxes	(115)
Income tax expense (benefit)	(30)
Net income (loss) on discontinued operations	$(85)

15. SUBSEQUENT EVENTS

Paycheck Protection Program

Under the CARES Act, the SBA PPP was created with the intention of providing economic relief to small businesses that have been adversely impacted by COVID-19. The Bank has been participating in the PPP. The Bank has received SBA approval for more than 10,000 loans with a total loan amount of approximately $1.8 billion. The Bank intends to fund PPP loans using a combination of customer deposits, the Federal Reserve’s PPP Liquidity Facility, and other wholesale liquidity sources.

COVID-19-Related Loan Modifications

The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs.

The Company has approved loan modifications of this nature of approximately $1.9 billion.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation (the Company) as of March 31, 2020, the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2020 and 2019, the consolidated statements of changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 25, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Adoption of ASC 326

As discussed in Note 1 to the consolidated interim financial statements, the Company changed its method of accounting for the allowance for credit losses effective January 1, 2020 due to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326 in the Accounting Standards Codification).

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

May 8, 2020

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. This discussion and analysis should be read with the Company’s consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2019 Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section therein. Highlighted in the discussion are material changes from prior reporting periods and identifiable trends materially affecting the Company. Results of operations for the interim periods are not necessarily indicative of results that may be expected for the full year or for any other period. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	changes in interest rates;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth, including as a result of COVID-19;
●	the quality or composition of the loan or investment portfolios and changes therein;
●	demand for loan products and financial services in the Company’s market area;
●	the Company’s ability to manage its growth or implement its growth strategy;
●	the introduction of new lines of business or new products and services;
●	the Company’s ability to recruit and retain key employees;
●	the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets;
●	real estate values in the Bank’s lending area;
●	an insufficient ACL;
●	changes in accounting principles relating to CECL;
●	the Company’s liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;
●	the Company’s ability to compete in the market for financial services;
●	technological risks and developments, and cyber threats, attacks, or events;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (such as the COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth;
●	performance by the Company’s counterparties or vendors;

●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements, including the impact of the CARES Act and other legislative and regulatory reactions to COVID-19;
●	potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to COVID-19, including, among other things, the CARES Act;
●	legislative or regulatory changes and requirements;
●	the effects of changes in federal, state or local tax laws and regulations;
●	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	changes to applicable accounting principles and guidelines; and
●	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s 2019 Form 10-K and comparable sections of this Quarterly Report and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to in this Quarterly Report. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

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

The critical accounting and reporting policies include the Company’s accounting for the ACL, acquired loans, business combinations and divestitures, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of the Company’s 2019 Form 10-K.

The Company provides additional information on its critical accounting policies and estimates listed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in its 2019 Form 10-K and in Note 1 “Accounting Policies” within Part I of Item I of this Quarterly Report.

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT ADOPTED)

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

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 149 branches and approximately 170 ATMs located throughout Virginia, and in portions of Maryland and North Carolina. Middleburg Financial is a brand name used by Atlantic Union Bank and certain affiliates when providing trust, wealth management, private banking, and investment advisory products and services. Certain non-bank affiliates of the Bank include: Old Dominion Capital Management, Inc., and its subsidiary, Outfitter Advisors, Ltd., Dixon, Hubard, Feinour, & Brown, Inc., and Middleburg Investment Services, LLC, which provide investment advisory and/or brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of the Company’s common stock are traded on the Nasdaq Global Select Market under the symbol "AUB". Additional information is available on the Company’s website at https://investors.atlanticunionbank.com. The information contained on the Company’s website is not a part of or incorporated into this report.

RESULTS OF OPERATIONS

Executive Overview

On February 1, 2019, the Company completed the acquisition of Access, a bank holding company based in Reston, Virginia. The Company’s results for the first quarter of 2019 include two months of financial results of Access.

On May 20, 2019, the Company re-branded to Atlantic Union Bankshares Corporation and successfully completed the integration of Access National Bank branches and operations into Atlantic Union Bank. Rebranding-related costs amounted to $0 and $407,000 during the first quarter of 2020 and 2019, respectively.

On January 1, 2020, the Company adopted ASC 326, which resulted in an increase of $51.7 million in the ACL on January 1, 2020. The impact of the worsening economic forecast related to COVID-19 subsequent to the adoption of ASC 326 further increased the ACL by $55.1 million to $150.0 million at March 31, 2020. The ACL included an ALLL of $141.0 million and an RUC of $9.0 million.

Net Income and Performance Metrics

●	Net income was $7.1 million and EPS was $0.09 for the first quarter of 2020 compared to net income of $35.6 million and EPS of $0.47 for the first quarter of 2019.
●	Pre-tax pre-provision earnings(1), which exclude provision for credit losses, merger and rebranding-related costs, and income tax expense, were $68.3 million ($0.86 per share) compared to $64.2 million ($0.84 per share) for the first quarter of 2019.

Balance Sheet

●	Loans held for investment (net of deferred fees and costs) were $12.8 billion at March 31, 2020, an increase of $157.9 million, or 5.0% (annualized), from December 31, 2019.
●	Total deposits were $13.6 billion at March 31, 2020, an increase of $248.1 million, or 7.5% (annualized), from December 31, 2019.

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

Recent Developments

COVID-19 Pandemic. The Company’s financial performance generally, and in particular the ability of its borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent on the business environment in its primary markets where it operates and in the United States as a whole.

In December 2019, COVID-19 was reported in Wuhan, China. The World Health Organization (the “WHO”) declared the COVID-19 outbreak to constitute a Public Health Emergency of International Concern on January 30, 2020. Over the course of the first quarter of 2020, COVID-19 has developed into a worldwide outbreak and, on March 11, 2020, the WHO characterized COVID-19 as a pandemic. On March 13, 2020, the President of the United States issued a proclamation declaring a national state of emergency in response to COVID-19. During the final two weeks of March 2020, the governors of multiple U.S. states, including Virginia, where the Company has its principal place of business, issued stay-at-home orders that directed the closing of non-essential businesses and restricted public gatherings. The COVID-19 pandemic may continue to be a significant health concern in the Company’s areas of operation, the United States and across the globe. The pandemic is having a wide range of economic impacts, involving the possibility of an extended economic recession. The pandemic has severely disrupted supply chains and adversely affected production, demand, sales, and employee productivity across a range of industries. It has dramatically increased unemployment in the Company’s areas of operation and nationally. It is expected that the national economy and economies in the Company’s areas of operations will continue to be affected throughout fiscal year 2020. In addition, the pandemic may have social and other impacts that are not yet known but may affect the Company’s customers, employees, and vendors. These events have adversely affected the Company’s operations in the first quarter of 2020 and are expected to impact its business, financial condition, and results of operations throughout fiscal year 2020. The duration, nature, and severity of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration, spread, and severity of the outbreak, the pandemic’s impact on its customers, employees, and vendors and the nature and effect of past and future federal and state governmental and private sector responses to the pandemic, all of which are uncertain and cannot be predicted.

Future developments with respect to COVID-19 are highly uncertain and cannot be predicted and new information may emerge concerning the nature and severity of the outbreak, short- and long-term health impacts, the actions to contain the outbreak or treat its impact, and unforeseen effects of the pandemic, among others. Other national health concerns, including the outbreak of other contagious diseases or pandemics may adversely affect the Company in the future.

The Bank has been participating in the SBA PPP under the CARES Act, which was intended to provide economic relief to small businesses that have been adversely impacted by COVID-19. The Bank has received SBA approval for more than 10,000 loans with a total loan amount of approximately $1.8 billion.

The Bank anticipates that it will also participate in the Main Street Lending Program, which is being established by the Federal Reserve to support lending to eligible small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic.

Net Interest Income

	For the Three Months Ended
	March 31,
	2020	2019	Change
	(Dollars in thousands)
Average interest-earning assets	$15,563,670	$13,891,248	$1,672,422
Interest and dividend income	$171,325	$165,652	$5,673
Interest and dividend income (FTE) (1)	$174,083	$168,400	$5,683
Yield on interest-earning assets	4.43%	4.84%	(41)	bps
Yield on interest-earning assets (FTE) (1)	4.50%	4.92%	(42)	bps
Average interest-bearing liabilities	$11,863,944	$10,725,651	$1,138,293
Interest expense	$36,317	$38,105	$(1,788)
Cost of interest-bearing liabilities	1.23%	1.44%	(21)	bps
Cost of funds	0.94%	1.12%	(18)	bps
Net interest income	$135,008	$127,547	$7,461
Net interest income (FTE) (1)	$137,766	$130,295	$7,471
Net interest margin	3.49%	3.72%	(23)	bps
Net interest margin (FTE) (1)	3.56%	3.80%	(24)	bps

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the first quarter of 2020, net interest income was $135.0 million, an increase of $7.5 million from the first quarter of 2019. For the first quarter of 2020, net interest income (FTE) was $137.8 million, an increase of $7.5 million from the first quarter of 2019. The increases in both net interest income and net interest income (FTE) were primarily driven by higher average loan balances and higher purchased loan discount accretion. Net accretion related to acquisition accounting increased $3.7 million from the first quarter of 2019 to $9.4 million in the first quarter of 2020. In the first quarter of 2020, net interest margin decreased 23 basis points to 3.49% from 3.72% in the first quarter of 2019, and net interest margin (FTE) decreased 24 basis points compared to the first quarter of 2019. The net decline in net interest margin and net interest margin (FTE) measures were primarily driven by a decrease in the yield on interest-earning assets, partially offset by a smaller decrease in cost of funds. The decrease in interest-bearing asset yields was primarily due to the decrease in market interest rates. The decrease in cost of funds was primarily attributable to the decrease in short-term market interest rates and the composition of interest-bearing liabilities.

The Federal Open Markets Committee lowered Federal Funds target rates for the first time in 11 years on July 31, 2019 and then again in September 2019 and October 2019, for a combined decrease of 75 basis points during 2019. In response to market volatility related to the COVID-19 pandemic, the FOMC again lowered Federal Funds target rates twice in March 2020, for a combined decrease of 150 basis points. The FOMC’s current Federal Funds target rate range is currently 0% to 0.25%. As a consequence, long-term interest rates have decreased. The Company anticipates that these actions by the FOMC will continue to put downward pressure on its net interest margin.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2020			2019
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,664,449	$11,627	2.81%	$1,661,179	$13,067	3.19%
Tax-exempt	956,988	9,759	4.10%	984,250	10,123	4.17%
Total securities	2,621,437	21,386	3.28%	2,645,429	23,190	3.56%
Loans, net (3) (4)	12,593,923	151,313	4.83%	11,127,390	144,499	5.27%
Other earning assets	348,310	1,384	1.60%	118,429	711	2.43%
Total earning assets	15,563,670	$174,083	4.50%	13,891,248	$168,400	4.92%
Allowance for credit losses	(90,141)			(43,002)
Total non-earning assets	2,086,392			1,851,497
Total assets	$17,559,921			$15,699,743
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$6,933,345	$14,521	0.84%	$5,876,491	$14,369	0.99%
Regular savings	732,574	157	0.09%	733,286	400	0.22%
Time deposits (5)	2,755,500	13,835	2.02%	2,325,218	9,661	1.69%
Total interest-bearing deposits	10,421,419	28,513	1.10%	8,934,995	24,430	1.11%
Other borrowings (6)	1,442,525	7,804	2.18%	1,790,656	13,675	3.10%
Total interest-bearing liabilities	11,863,944	$36,317	1.23%	10,725,651	$38,105	1.44%
Noninterest-bearing liabilities:
Demand deposits	2,925,438			2,534,940
Other liabilities	284,893			170,757
Total liabilities	15,074,275			13,431,348
Stockholders' equity	2,485,646			2,268,395
Total liabilities and stockholders' equity	$17,559,921			$15,699,743
Net interest income		$137,766			$130,295
Interest rate spread			3.27%			3.48%
Cost of funds			0.94%			1.12%
Net interest margin			3.56%			3.80%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21% for the three months ended March 31, 2020 and 2019.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $9.5 million and $5.6 million for the three months ended March 31, 2020 and 2019, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $50,000 and $292,000 the three months ended March 31, 2020 and 2019, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $138,000 and $70,000 for the three months ended March 31, 2020 and 2019, respectively, in amortization of the fair market value adjustments related to acquisitions.

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

	Three Months Ended
	March 31, 2020 vs. March 31, 2019
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$25	$(1,465)	$(1,440)
Tax-exempt	(278)	(86)	(364)
Total securities	(253)	(1,551)	(1,804)
Loans, net (1)	18,136	(11,322)	6,814
Other earning assets	982	(309)	673
Total earning assets	$18,865	$(13,182)	$5,683
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$2,378	$(2,226)	$152
Regular savings	—	(243)	(243)
Time Deposits (2)	1,963	2,211	4,174
Total interest-bearing deposits	4,341	(258)	4,083
Other borrowings (3)	(2,349)	(3,522)	(5,871)
Total interest-bearing liabilities	1,992	(3,780)	(1,788)
Change in net interest income	$16,873	$(9,402)	$7,471

(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $4.0 million.

(2) The rate-related change in interest expense on deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $242,000.

(3) The rate-related change in interest expense on other borrowings includes the impact of higher amortization of the acquisition-related fair market value adjustments of $68,000.

The Company’s net interest margin (FTE) includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for the first quarter of 2019, and the first quarter of 2020 are reflected in the following table (dollars in thousands):

		Deposit	Borrowings
	Loan	Accretion	Accretion
	Accretion	(Amortization)	(Amortization)	Total
For the quarter ended March 31, 2019	$5,557	$292	$(70)	$5,779
For the quarter ended March 31, 2020	9,528	50	(138)	9,440

Noninterest Income

	For the Three Months Ended
	March 31,		Change
	2020	2019(1)	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$7,578	$7,158	$420	5.9%
Other service charges, commissions, and fees	1,624	1,664	(40)	(2.4)%
Interchange fees	1,625	5,045	(3,420)	(67.8)%
Fiduciary and asset management fees	5,984	5,054	930	18.4%
Mortgage banking income	2,022	1,454	568	39.1%
Gains (losses) on securities transactions	1,936	151	1,785	1,182.1%
Bank owned life insurance income	2,049	2,055	(6)	(0.3)%
Loan-related interest rate swap fees	3,948	1,460	2,488	170.4%
Other operating income	2,141	897	1,244	138.7%
Total noninterest income	$28,907	$24,938	$3,969	15.9%

(1) Amounts exclude discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Form 10-Q for further discussion regarding discontinued operations.

Noninterest income increased $4.0 million, or 15.9%, to $28.9 million for the quarter ended March 31, 2020 compared to $24.9 million for the quarter ended March 31, 2019. The increase in the first quarter of 2020 was partially attributable to the full-quarter impact of the Access acquisition that occurred in February 2019. Gains on securities transactions increased $1.8 million from the quarter ended March 31, 2019. In addition, loan related interest rate swap income increased $2.5 million, and insurance related revenue increased $821,000 from the quarter ended March 31, 2019. Partially offsetting these increases was a decline of $3.4 million in interchange income primarily due to reduced debit card interchange transaction fees as a result of the Durbin Amendment which was effective for the Company on July 1, 2019.

Noninterest Expense

	For the Three Months Ended
	March 31,		Change
	2020	2019(1)	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$50,117	$48,007	$2,110	4.4%
Occupancy expenses	7,133	7,399	(266)	(3.6)%
Furniture and equipment expenses	3,741	3,396	345	10.2%
Printing, postage, and supplies	1,290	1,242	48	3.9%
Technology and data processing	6,169	5,676	493	8.7%
Professional services	3,307	2,958	349	11.8%
Marketing and advertising expense	2,739	2,383	356	14.9%
FDIC assessment premiums and other insurance	2,861	2,639	222	8.4%
Other taxes	4,120	3,764	356	9.5%
Loan-related expenses	2,697	2,289	408	17.8%
OREO and credit-related expenses	688	684	4	0.6%
Amortization of intangible assets	4,401	4,218	183	4.3%
Training and other personnel costs	1,571	1,144	427	37.3%
Merger-related costs	—	18,122	(18,122)	(100.0)%
Rebranding expense	—	407	(407)	(100.0)%
Other expenses	4,811	2,400	2,411	100.5%
Total noninterest expense	$95,645	$106,728	$(11,083)	(10.4)%

(1) Amounts exclude discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Form 10-Q for further discussion regarding discontinued operations.

Noninterest expense decreased $11.1 million, or 10.4%, to $95.6 million for the quarter ended March 31, 2020 compared to $106.7 million for the quarter ended March 31, 2019. Excluding merger-related costs, amortization of intangible assets, and rebranding-related costs, operating noninterest expense (1) for the quarter ended March 31, 2020 increased $7.3 million, or 8.6%, compared to the first quarter of 2019. The increase in the first quarter of 2020 was partially attributable to the full-quarter impact of the Access acquisition that occurred in February 2019. Salaries and benefits increased $2.1 million in the first quarter of 2020 primarily due to annual merit adjustments, increases in group insurance costs, and the full-quarter impact of the Access acquisition. Other expenses in the first quarter of 2020 included $1.0 million in support of a community development initiative and approximately $380,000 of expenses incurred related to the Company’s response to COVID-19.

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

The effective tax rate for the three months ended March 31, 2020 and 2019 was 12.2% and 14.9%, respectively. The change in the effective tax rates is primarily due to the proportion of tax-exempt income to pre-tax income.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

Assets

At March 31, 2020, total assets were $17.8 billion, an increase of $284.4 million, or approximately 6.5% (annualized), from $17.6 billion at December 31, 2019. The increase in assets was primarily a result of loan growth.

Loans held for investment, net of deferred fees and costs, were $12.8 billion at March 31, 2020, an increase of $157.9 million, or 5.0% (annualized), from December 31, 2019. Quarterly average loans increased $1.5 billion, or 13.2%, for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019 due to the full-quarter impact of loans acquired in February of 2019 with the Access acquisition. Refer to "Loan Portfolio" within Item 2 and Note 4 "Loans and Allowance for Loan and Lease Losses" in Part I of Item I for additional information on the Company’s loan activity.

Liabilities and Stockholders’ Equity

At March 31, 2020, total liabilities were $15.4 billion, an increase of $372.0 million from $15.0 billion at December 31, 2019.

Total deposits were $13.6 billion at March 31, 2020, an increase of $248.1 million, or approximately 7.5% (annualized), from December 31, 2019. Quarterly average deposits increased $1.9 billion, or 16.4%, for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019 primarily due to the full-quarter impact of deposits acquired in February of 2019 with the Access acquisition. Refer to “Deposits” within this Item 2 for further discussion on this topic.

At March 31, 2020, stockholders’ equity was $2.4 billion, a decrease of $87.7 million from December 31, 2019. The decrease in stockholders’ equity is primarily related to the previously announced stock repurchase plan and the impact of the adoption of ASC 326. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes. Refer to “Capital Resources” within this Item 2 for additional information on the Company’s capital ratios.

The Company declared and paid a cash dividend of $0.25 per share during the first quarter of 2020, an increase of $0.02 per share, or 8.7%, compared to the dividend paid during the first quarter of 2019.

Securities

At March 31, 2020, the Company had total investments in the amount of $2.7 billion, or 14.9% of total assets, as compared to $2.6 billion, or 15.0% of total assets, at December 31, 2019. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are agency-backed securities, which have a government guarantee. The investment portfolio has a high percentage of municipal securities; therefore, the Company earns a higher taxable equivalent yield on its portfolio as compared to many of its peers. For information regarding the hedge transaction related to available for sale securities, see Note 9 "Derivatives" in Part I of Item I of this Form 10-Q.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the dates indicated (dollars in thousands):

	March 31,	December 31,
	2020	2019
Available for Sale:
U.S. government and agency securities	$17,962	$21,320
Obligations of states and political subdivisions	546,726	447,091
Corporate and other bonds	120,968	135,959
Mortgage-backed securities
Commercial	367,447	425,047
Residential	916,710	912,949
Total mortgage-back securities	1,284,157	1,337,996
Other securities	3,090	3,079
Total AFS securities, at fair value	1,972,903	1,945,445
Held to Maturity:
U.S. government and agency securities	2,797	2,813
Obligations of states and political subdivisions, at carrying value	543,517	545,148
Mortgage-backed securities
Commercial	5,862	7,183
Residential	—	—
Total mortgage-back securities	5,862	7,183
Total held to maturity securities	552,176	555,144
Restricted Stock:
Federal Reserve Bank stock	66,989	66,964
FHLB stock	63,238	63,884
Total restricted stock, at cost	130,227	130,848
Total investments	$2,655,306	$2,631,437

The following table summarizes the contractual maturity of AFS securities at fair value and their weighted average yields as of March 31, 2020 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Amortized cost	$2,497	$—	$15,134	$—	$17,631
Fair value	2,504	—	15,458	—	17,962
Weighted average yield (1)	2.51%	—%	2.81%	—%	2.77%

Obligations of states and political subdivisions:
Amortized cost	$3,327	$8,573	$51,617	$452,397	$515,914
Fair value	3,368	8,702	52,435	482,221	546,726
Weighted average yield (1)	5.40%	4.70%	2.93%	3.56%	3.53%

Corporate bonds and other securities:
Amortized cost	$3,090	$3,510	$75,451	$43,271	$125,322
Fair value	3,090	3,333	77,089	40,546	124,058
Weighted average yield (1)	1.46%	2.51%	4.61%	2.83%	3.86%

Mortgage backed securities:
Commercial
Amortized cost	$15,914	$130,272	$25,674	$181,824	$353,684
Fair value	16,027	136,168	27,107	188,145	367,447
Weighted average yield (1)	2.74%	2.68%	2.59%	3.23%	2.96%
Residential
Amortized cost	$88	$14,786	$54,053	$818,835	$887,762
Fair value	91	14,571	56,032	846,016	916,710
Weighted average yield (1)	2.64%	2.86%	2.70%	2.67%	2.68%
Total mortgage-backed securities
Amortized cost	$16,002	$145,058	$79,727	$1,000,659	$1,241,446
Fair value	16,118	150,739	83,139	1,034,161	1,284,157
Weighted average yield (1)	2.74%	2.70%	2.66%	2.77%	2.76%

Total AFS securities:
Amortized cost	$24,916	$157,141	$221,929	$1,496,327	$1,900,313
Fair value	25,080	162,774	228,121	1,556,928	1,972,903
Weighted average yield (1)	2.87%	2.80%	3.40%	3.01%	3.04%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of HTM securities at carrying value and their weighted average yields as of March 31, 2020 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Carrying value	$—	$1,603	$1,194	$—	$2,797
Fair value	—	1,567	1,161	—	2,728
Weighted average yield (1)	—%	4.78%	4.12%	—%	4.50%

Obligations of states and political subdivisions:
Carrying value	$—	$8,595	$566	$534,356	$543,517
Fair value	—	8,844	606	586,882	596,332
Weighted average yield (1)	—%	2.59%	3.16%	4.09%	4.07%

Mortgage backed securities:
Commercial
Amortized cost	$—	$—	$—	$5,862	$5,862
Fair value	—	—	—	5,720	5,720
Weighted average yield (1)	—%	—%	—%	5.46%	5.46%
Residential
Amortized cost	$—	$—	$—	$—	$—
Fair value	—	—	—	—	—
Weighted average yield (1)	—%	—%	—%	—%	—%
Total mortgage-backed securities
Amortized cost	$—	$—	$—	$5,862	$5,862
Fair value	—	—	—	5,720	5,720
Weighted average yield (1)	—%	—%	—%	5.46%	5.46%

Total HTM securities:
Carrying value	$—	$10,198	$1,760	$540,218	$552,176
Fair value	—	10,411	1,767	592,602	604,780
Weighted average yield (1)	—%	2.93%	3.81%	4.11%	4.09%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of March 31, 2020, the Company maintained a diversified municipal bond portfolio with approximately 65% of its holdings in general obligation issues and the majority of the remainder backed by revenue bonds. Issuances within the State of Texas represented 19% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, loans held for sale, and securities and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, the Federal Reserve Discount Window, the purchase of brokered certificates of deposit, and a corporate line of credit with a large correspondent bank. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

As of March 31, 2020, liquid assets totaled $5.8 billion, or 32.4%, of total assets, and liquid earning assets totaled $5.6 billion, or 35.4% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of March 31, 2020, approximately $4.8 billion, or 37.8% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $378.4 million, or 14.3% of total securities, are scheduled to mature within one year.

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

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $12.8 billion at March 31, 2020, $12.6 billion at December 31, 2019, and $12.0 billion at March 31, 2019. Commercial real estate - non-owner occupied loans continue to represent the Company’s largest category, comprising 26.1% of the total loan portfolio at March 31, 2020.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019		March 31, 2019
Construction and Land Development	$1,318,252	10.3%	$1,250,924	9.9%	$1,201,149	9.8%	$1,267,712	10.4%	$1,326,679	11.1%
Commercial Real Estate - Owner Occupied	2,051,904	16.1%	2,041,243	16.2%	1,979,052	16.1%	1,966,776	16.1%	1,921,464	16.1%
Commercial Real Estate - Non-Owner Occupied	3,328,012	26.1%	3,286,098	26.1%	3,198,580	26.0%	3,104,823	25.4%	2,970,453	24.9%
Multifamily Real Estate	679,390	5.3%	633,743	5.0%	659,946	5.4%	602,115	4.9%	591,431	5.0%
Commercial & Industrial	2,177,932	17.1%	2,114,033	16.8%	2,058,133	16.7%	2,032,799	16.6%	1,866,625	15.6%
Residential 1-4 Family - Commercial	721,800	5.7%	724,337	5.7%	721,185	5.9%	723,636	6.0%	743,101	6.2%
Residential 1-4 Family - Consumer	854,550	6.7%	890,503	7.1%	913,245	7.4%	928,130	7.6%	937,710	7.8%
Residential 1-4 Family - Revolving	652,135	5.1%	659,504	5.2%	660,963	5.4%	660,621	5.4%	672,087	5.6%
Auto	358,039	2.8%	350,419	2.8%	328,456	2.7%	311,858	2.6%	300,631	2.5%
Consumer	352,572	2.8%	372,853	3.0%	386,848	3.1%	383,653	3.1%	397,491	3.3%
Other Commercial	274,255	2.0%	287,279	2.2%	199,440	1.5%	238,391	1.9%	224,638	1.9%
Total loans held for investment	$12,768,841	100.0%	$12,610,936	100.0%	$12,306,997	100.0%	$12,220,514	100.0%	$11,952,310	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of March 31, 2020 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total	Less than 1			More than 5			More than 5
	Maturities	year	Total	1-5 years	years	Total	1-5 years	years
Construction and Land Development	$1,318,252	$540,819	$478,788	$345,005	$133,783	$298,645	$227,650	$70,995
Commercial Real Estate - Owner Occupied	2,051,904	175,740	560,099	124,992	435,107	1,316,065	685,580	630,485
Commercial Real Estate - Non-Owner Occupied	3,328,012	372,692	1,383,734	422,777	960,957	1,571,586	1,125,501	446,085
Multifamily Real Estate	679,390	110,421	304,729	87,361	217,368	264,240	216,980	47,260
Commercial & Industrial	2,177,932	647,654	948,082	779,459	168,623	582,196	335,493	246,703
Residential 1-4 Family - Commercial	721,800	121,884	143,535	20,346	123,189	456,381	387,673	68,708
Residential 1-4 Family - Consumer	854,550	19,200	368,468	5,987	362,481	466,882	17,347	449,535
Residential 1-4 Family - Revolving	652,135	63,074	580,534	73,560	506,974	8,527	733	7,794
Auto	358,039	3,866	—	—	—	354,173	163,975	190,198
Consumer	352,572	14,319	18,269	16,836	1,433	319,984	170,182	149,802
Other Commercial	274,255	33,378	68,567	2,405	66,162	172,310	66,780	105,530
Total loans held for investment	$12,768,841	$2,103,047	$4,854,805	$1,878,728	$2,976,077	$5,810,989	$3,397,894	$2,413,095

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at March 31, 2020, the largest components of the Company’s loan portfolio consisted of commercial real estate, commercial & industrial, and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview

During the quarter ended March 31, 2020, the Company experienced increases in NPAs primarily due to the inclusion of assets not previously reported as nonperforming that are now considered such under CECL. Past due loan levels as a percentage of total loans held for investment at March 31, 2020 were down from past due loan levels at December 31, 2019 and up from past due loan levels at March 31, 2019. Net charge-off levels increased slightly from the first quarter of 2019 and were primarily related to the third-party consumer loan portfolio. The allowance for credit losses increased from December 31, 2019, as a result of the adoption of ASC 326 as well as a worsening economic forecast due to the impact of COVID-19, which also led to an increase in the provision for credit losses.

Troubled Debt Restructurings

The total recorded investment in TDRs as of March 31, 2020 was $20.4 million, an increase of $860,000, or 4.4%, from $19.5 million at December 31, 2019 and a decrease of $5.1 million, or 20.1%, from $25.5 million at March 31, 2019. Of the $20.4 million of TDRs at March 31, 2020, $14.9 million, or 73.0%, were considered performing while the remaining $5.5 million were considered nonperforming.

Loan Modifications for Borrowers Affected by COVID-19

On March 22, 2020, the five federal bank regulatory agencies and the Conference of State Bank Supervisors issued joint guidance with respect to loan modifications for borrowers affected by COVID-19 (the “March 22 Joint Guidance”). The March 22 Joint Guidance encourages banks, savings associations, and credit unions to make loan modifications for borrowers affected by COVID-19 and, importantly, assures those financial institutions that they will not (i) receive supervisory criticism for such prudent loan modifications and (ii) be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The federal banking regulators have confirmed with FASB that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current (i.e., less than 30 days past due on contractual payments) prior to any loan modification are not TDRs.

In addition, Section 4013 of the CARES Act signed into law by President Trump on March 27, 2020 provides banks, savings associations, and credit unions with the ability to make loan modifications related to COVID-19 without categorizing the loan as a TDR or conducting the analysis to make the determination, which is intended to streamline the loan modification process. Any such suspension is effective for the term of the loan modification; however, the suspension is only permitted for loan modifications made during the effective period and only for those loans that were not more than thirty days past due as of December 31, 2019.

The Company made approximately $75 million in loan modifications in the first quarter of 2020 pursuant to the March 22 Joint Guidance or Section 4013 of the CARES Act. The Company will continue to make such loan modifications in the second quarter of 2020 and anticipates it will continue to make such loan modifications for so long as they are permitted under the March 22 Joint Guidance and Section 4013 of the CARES Act. As of May 7, 2020, the Company had approved approximately $1.9 billion in loan modifications.

Nonperforming Assets

At March 31, 2020, NPAs totaled $48.5 million, an increase of $15.5 million from December 31, 2019. NPAs as a percentage of total outstanding loans at March 31, 2020 were 0.38%, an increase of 12 basis points from 0.26% at December 31, 2019. The increase in NPAs is due to the addition of $14.4 million of loans previously accounted for as PCI. The Company’s adoption of ASC 326 resulted in a change in the accounting and reporting related to PCI loans which are now defined as PCD and evaluated at the loan level instead of being evaluated in pools under PCI accounting. All prior period nonaccrual and past due loan metrics discussed herein have not been restated for CECL accounting and exclude PCI-related loan balances.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Nonaccrual loans(1)	$44,022	$28,232	$30,032	$27,462	$24,841
Foreclosed properties	4,444	4,708	6,385	6,506	7,353
Total NPAs	48,466	32,940	36,417	33,968	32,194
Loans past due 90 days and accruing interest(1)	12,876	13,396	12,036	8,828	10,953
Total NPAs and loans past due 90 days and accruing interest	$61,342	$46,336	$48,453	$42,796	$43,147

Performing TDRs	$14,865	$15,686	$15,156	$19,144	$20,808

Balances
Allowance for loan and lease losses	$141,043	$42,294	$43,820	$42,463	$40,827
Average loans, net of deferred fees and costs	12,593,923	12,327,692	12,240,254	12,084,961	11,127,390
Loans, net of deferred fees and costs	12,768,841	12,610,936	12,306,997	12,220,514	11,952,310

Ratios
NPAs to total loans	0.38%	0.26%	0.30%	0.28%	0.27%
NPAs & loans 90 days past due to total loans	0.48%	0.37%	0.39%	0.35%	0.36%
NPAs to total loans & foreclosed property	0.38%	0.26%	0.30%	0.28%	0.27%
NPAs & loans 90 days past due to total loans & foreclosed property	0.48%	0.37%	0.39%	0.35%	0.36%
ALL to nonaccrual loans	320.39%	149.81%	145.91%	154.62%	164.35%
ALL to nonaccrual loans & loans 90 days past due	247.89%	101.60%	104.16%	117.01%	114.06%
(1)	Amounts are not directly comparable due to the Company’s adoption of ASC 326 on January 1, 2020. Prior to January 1, 2020, nonaccrual and past due loan information excluded PCI-related loan balances.

NPAs at March 31, 2020 included $44.0 million in nonaccrual loans, a net increase of $15.8 million from December 31, 2019. The following table shows the activity in nonaccrual loans for the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Beginning Balance	$28,232	$30,032	$27,462	$24,841	$26,953
Impact of ASC 326 adoption	14,381	—	—	—	—
Additions	6,059	5,631	8,327	6,321	3,297
Net customer payments	(3,451)	(5,741)	(3,612)	(3,108)	(2,314)
Charge-offs	(1,199)	(1,690)	(884)	(592)	(1,626)
Loans returning to accruing status	—	—	(1,103)	—	(952)
Transfers to foreclosed property	—	—	(158)	—	(517)
Ending Balance	$44,022	$28,232	$30,032	$27,462	$24,841

The following table presents the composition of nonaccrual loans at the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Construction and Land Development	$3,234	$3,703	$7,785	$5,619	$5,513
Commercial Real Estate - Owner Occupied	11,250	6,003	5,684	4,062	3,307
Commercial Real Estate - Non-owner Occupied	1,642	381	381	1,685	1,787
Multifamily Real Estate	53	—	—	—	—
Commercial & Industrial	3,431	1,735	1,585	1,183	721
Residential 1-4 Family - Commercial	7,040	4,301	3,879	4,135	4,244
Residential 1-4 Family - Consumer	13,088	9,292	8,292	8,677	7,119
Residential 1-4 Family - Revolving	3,547	2,080	1,641	1,432	1,395
Auto	550	563	604	449	523
Consumer and all other	187	174	181	220	232
Total	$44,022	$28,232	$30,032	$27,462	$24,841

NPAs at March 31, 2020 also included $4.4 million in foreclosed property, a decrease of $264,000, or 5.6%, from December 31, 2019 and a decrease of $2.9 million, or 39.6%, from March 31, 2019. The following table shows the activity in foreclosed property for the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Beginning Balance	$4,708	$6,385	$6,506	$7,353	$6,722
Additions of foreclosed property	615	62	645	271	900
Valuation adjustments	(44)	(375)	(62)	(433)	(51)
Proceeds from sales	(854)	(1,442)	(737)	(638)	(171)
Gains (losses) from sales	19	78	33	(47)	(47)
Ending Balance	$4,444	$4,708	$6,385	$6,506	$7,353

The following table presents the composition of the foreclosed property portfolio at the quarter ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Land	$1,251	$1,615	$1,842	$1,842	$2,216
Land Development	1,965	1,978	2,788	2,809	2,809
Residential Real Estate	834	721	1,214	1,304	1,925
Commercial Real Estate	394	394	541	551	403
Total	$4,444	$4,708	$6,385	$6,506	$7,353

Past Due Loans

At March 31, 2020, total accruing past due loans were $75.1 million, or 0.59% of total loans held for investment, compared to $76.6 million, or 0.61% of total loans held for investment, at December 31, 2019 and $51.4 million, or 0.43% of total loans held for investment, at March 31, 2019. Of the total past due loans still accruing interest at March 31, 2020, $12.9 million, or 0.10% of total loans held for investment, were past due 90 days or more, compared to $13.4 million, or 0.11% of total loans held for investment, at December 31, 2019 and $11.0 million, or 0.09% of total loans held for investment, at March 31, 2019.

Net Charge-offs

For the quarter ended March 31, 2020, net charge-offs were $5.0 million, or 0.16% of total average loans on an annualized basis, compared to $4.2 million, or 0.15%, for the same quarter last year. The majority of net charge-offs in 2020 were related to the third-party consumer loan portfolio.

Provision for Credit Losses

The provision for credit losses for the quarter ended March 31, 2020 was $60.2 million, an increase of $56.4 million compared with the same quarter last year. The provision for credit losses for the first quarter of 2020 included $56.3 million in provision for loan losses and $3.9 million in provision for unfunded commitments. The increase in the provision for credit losses was due to the impact of the worsening economic forecast due to the impact of COVID-19 under CECL accounting for credit losses.

Allowance for Credit Losses

At March 31, 2020, the ACL was $150.0 million and included an ALLL of $141.0 million and an RUC of $9.0 million. The ACL increased $106.8 million from December 31, 2019, primarily due to the adoption of CECL (the “CECL Day 1 impact”) as well as the impact of the worsening economic forecast related to COVID-19 subsequent to the adoption of CECL (the “CECL Day 2 impact”).

The ALLL increased $98.7 million from December 31, 2019, due to the CECL Day 1 impact of $47.5 million and the CECL Day 2 impact of $51.2 million. The ALLL as a percentage of the total loan portfolio was 1.10% at March 31, 2020 and 0.34% at December 31, 2019. The ratio of the ALLL to nonaccrual loans was 320.4% at March 31, 2020, compared to 149.8% at December 31, 2019.

The RUC increased $8.1 million from December 31, 2019, due to the CECL Day 1 impact of $4.2 million and the CECL Day 2 impact of $3.9 million.

The following table summarizes activity in the ALLL during the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Balance, beginning of period	$42,294	$43,820	$42,463	$40,827	$41,045
Day 1 impact from adoption of CECL	47,484	—	—	—	—
Loans charged-off:
Commercial	2,968	2,092	4,184	1,331	2,025
Consumer	4,183	4,826	5,133	4,603	3,914
Total loans charged-off	7,151	6,918	9,317	5,934	5,939
Recoveries:
Commercial	1,154	1,096	611	469	674
Consumer	1,006	1,196	963	1,201	1,022
Total recoveries	2,160	2,292	1,574	1,670	1,696
Net charge-offs	4,991	4,626	7,743	4,264	4,243
Provision for loan losses	56,256	3,100	9,100	5,900	4,025
Balance, end of period	$141,043	$42,294	$43,820	$42,463	$40,827

ALLL to loans	1.10%	0.34%	0.36%	0.35%	0.34%
Net charge-offs to average loans	0.16%	0.15%	0.25%	0.14%	0.15%
Provision for loan losses to average loans	1.80%	0.10%	0.29%	0.20%	0.15%

The following table shows both an allocation of the ALLL among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans held for investment as of the quarters ended (dollars in thousands):

	March 31,		December 31,		September 30,		June 30,		March 31,
	2020		2019		2019		2019		2019
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$77,843	82.6%	$30,941	81.9%	$31,936	81.4%	$30,636	81.3%	$30,024	80.8%
Consumer	63,200	17.4%	11,353	18.1%	11,884	18.6%	11,827	18.7%	10,803	19.2%
Total	$141,043	100.0%	$42,294	100.0%	$43,820	100.0%	$42,463	100.0%	$40,827	100.0%
(1)	Represents the loan balance divided by total loans held for investment.

Deposits

As of March 31, 2020, total deposits were $13.6 billion, an increase of $248.1 million, or 7.5% annualized, from December 31, 2019. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $2.7 billion accounted for 26.1% of total interest-bearing deposits at March 31, 2020.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	March 31, 2020		December 31, 2019
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Non-interest bearing	$3,067,573	22.6%	$2,970,139	22.3%
NOW accounts	3,180,913	23.5%	2,905,714	21.8%
Money market accounts	3,817,959	28.1%	3,951,856	29.7%
Savings accounts	745,402	5.5%	727,847	5.5%
Time deposits of $100,000 and over(1)	1,609,469	11.9%	1,618,637	12.2%
Other time deposits	1,131,719	8.4%	1,130,788	8.5%
Total Deposits	$13,553,035	100.0%	$13,304,981	100.0%
(1)	Includes time deposits of $250,000 and over of $696.5 million and $684.8 million as of March 31, 2020 and December 31, 2019, respectively.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of March 31, 2020 and December 31, 2019, there were $153.2 million and $190.7 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets.

Maturities of time deposits of $100,000 or more as of March 31, 2020 were as follows (dollars in thousands):

Amount
Within 3 Months	$310,613
3 - 6 Months	278,798
6 - 12 Months	419,865
Over 12 Months	600,193
Total	$1,609,469

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

The Federal Reserve requires the Company and the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 7.0% of risk-weighted assets; (ii) a Tier 1 capital ratio of 8.5% of risk-weighted assets; (iii) a total capital ratio of 10.5% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of total assets. These ratios, with the exception of the leverage ratio, include a 2.5% capital conservation buffer, which is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

On July 10, 2019, the Company announced that its Board of Directors has authorized a share repurchase program to purchase up to $150.0 million of the Company’s common stock through June 30, 2021 in open market transactions or privately negotiated transactions. On March 20, 2020, the Company suspended its share repurchase program, which had approximately

$20 million remaining in authorization at the time. The Company repurchased an aggregate of approximately 3.7 million shares, at an average price of $35.48 per share, to date under the authorization, prior to suspension.

On March 27, 2020 the banking agencies issued an interim final rule that allows the Company to phase in the impact of adopting CECL up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.  The Company is allowed to include the impact of the CECL transition, which is defined as the Day 1 impact to capital plus 25% of the Company’s provision for credit losses during 2020, in regulatory capital through 2021.  Beginning in 2022, the transition amount will begin to impact regulatory capital by phasing it in over a three-year period ending in 2024.

The table summarizes the Company’s capital and related ratios for the periods presented (3) (dollars in thousands):

	March 31,	December 31,	March 31,
	2020	2019	2019
Common equity Tier 1 capital	$ 1,395,227	$ 1,437,908	$ 1,392,809
Tier 1 capital	1,395,227	1,437,908	1,392,809
Tier 2 capital	375,361	335,927	334,764
Total risk-based capital	1,770,588	1,773,835	1,727,573
Risk-weighted assets	14,326,680	14,042,949	13,576,962
Capital ratios:
Common equity Tier 1 capital ratio	9.74%	10.24%	10.26%
Tier 1 capital ratio	9.74%	10.24%	10.26%
Total capital ratio	12.36%	12.63%	12.73%
Leverage ratio (Tier 1 capital to average assets)	8.44%	8.79%	9.51%
Capital conservation buffer ratio (1)	3.74%	4.24%	4.26%
Common equity to total assets	13.59%	14.31%	14.56%
Tangible common equity to tangible assets (2)	8.43%	9.08%	9.09%
(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.
(2)	Refer to “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with GAAP.
(3)	All ratios and amounts at March 31, 2020 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed.

SUPERVISION AND REGULATION

The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in the Company’s 2019 Form 10-K. In response to the COVID-19 pandemic, the CARES Act was signed into law by the President of the United States on March 27, 2020. The CARES Act provides for approximately $2.2 trillion in emergency economic relief measures including, among other things, loan programs for small and mid-sized businesses and other economic relief for impacted businesses and industries, including financial institutions. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions and will be implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve, and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank.

Set forth below is a brief overview of certain provisions of the CARES Act and certain other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and its subsidiaries, including the Bank. The following description is qualified in its entirety by reference to the full text of CARES Act and the statutes, regulations, and policies described herein. Such statutes, regulations, and policies are subject to ongoing review by U.S. Congress and federal regulatory authorities. Future amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to the Company and its subsidiaries could have a material effect on the Company. Many of the requirements called for in the CARES Act and related regulations and supervisory guidance will be implemented over time and most will be subject to implementing regulations over the course of the coming weeks. The Company will continue to assess the impact of the CARES Act and other statutes, regulations, and supervisory guidance related to the COVID-19 pandemic.

CARES Act

Paycheck Protection Program. The CARES Act amends the SBA loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations, and self-employed persons during COVID-19. Nearly $350 billion in initial funds was authorized for the PPP, which the SBA will use to guarantee 100% of the amounts loaned under the PPP by lenders to eligible small businesses, nonprofits, veterans organizations, and tribal businesses. The Bank is participating as a lender under the PPP. On April 16, 2020, the SBA announced that the initial $350 billion in available funds had been exhausted and applications were no longer being accepted.  On April 27, 2020, the PPP relaunched with $310 billion of additional funds that had been appropriated by Congress for the PPP.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs.

Debt Guarantees, Account Insurance Increase, and Temporary Lending Limit Relief. The CARES Act also authorized several key initiatives directly applicable to federal bank regulatory authorities, including (i) the establishment of a program by the FDIC to guarantee the debt obligations of solvent insured depository institutions and their affiliates (including their holding companies) through December 31, 2020 and (ii) an increase by the FDIC and the National Credit Union Association to the insurance coverage on any noninterest-bearing transaction accounts through December 31, 2020.

Federal Reserve Programs and Initiatives

The CARES Act encourages the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities, including (i) a midsize business/nonprofit organization program to provide financing to banks and other lenders to make direct loans to eligible businesses and nonprofit organizations with between 500 and 10,000 employees and (ii) the Municipal Liquidity Facility to provide liquidity to the financial system that supports state and local governments. On April 9, 2020, the Federal Reserve announced and solicited comments regarding the Main Street Lending Program, which would implement certain of these recommendations.  Further action regarding the Main Street Lending Program is expected soon.

Separately and in response to COVID-19, the Federal Reserve’s FOMC has set the federal funds target rate – i.e., the interest rate at which depository institutions such as the Bank lend reserve balances to other depository institutions overnight on an uncollateralized basis – to an historic low. On March 16, 2020, the FOMC set the federal funds target rate at 0 to 0.25%. Consistent with Federal Reserve policy, the Federal Reserve has committed to the use of overnight reverse repurchase agreements as a supplementary policy tool, as necessary, to help control the federal funds rate and keep it in the target range set by the FOMC.

In addition, the Federal Reserve has expanded the size and scope of three existing programs to mitigate the economic impact of the COVID-19 outbreak: (i) the Primary Market Corporate Credit Facility; (ii) the Secondary Market Corporate Credit Facility; and (iii) the Term Asset-Backed Securities Loan Facility. The Federal Reserve has also established two new program facilities – the Money Market Mutual Fund Liquidity Facility and the Commercial Paper Funding Facility – to broaden its support for the flow of credit to households and businesses during COVID-19.

Temporary Regulatory Capital Relief Related to Impact of CECL

Concurrent with enactment of the CARES Act, the federal bank regulatory authorities issued an interim final rule to provide banking organizations that are required to implement CECL before the end of 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company has elected this option.

Temporary BSA Reporting Relief

The U.S. Department of the Treasury’s FinCEN has provided targeted relief from certain BSA reporting requirements and have provided updated guidance to financial institutions on complying with such requirements during COVID-19. Specifically, FinCEN has (i) granted targeted relief to financial institutions participating in the PPP, stating that PPP loans to existing customers will not require re-verification under applicable BSA requirements, unless re-verification is otherwise required under the financial institution’s risk-based BSA compliance program, (ii) acknowledged that there may be “reasonable delays in compliance” due to COVID-19, and (iii) temporarily suspended implementation of its February 2020 ruling, which would have entailed significant changes to currency transaction reporting filing requirements for transactions involving sole proprietorships and entities operating under a “doing business as” or other assumed name.

NON-GAAP FINANCIAL MEASURES

In reporting the results of the three months ended March 31, 2020 and 2019, the Company has provided supplemental performance measures on a tax-equivalent, tangible, operating, and/or pre-tax pre-provision basis. These non-GAAP financial measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company uses the non-GAAP measures discussed herein in its analysis of the Company’s performance.

Net interest income (FTE) and total revenue (FTE), which are used in computing net interest margin (FTE) and operating efficiency ratio (FTE), respectively, provide valuable additional insight into the net interest margin and the efficiency ratio by adjusting for differences in tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing yield on earning assets. Interest expense and the related cost of interest-bearing liabilities and cost of funds ratios are not affected by the FTE components.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Interest Income (FTE)
Interest and dividend income (GAAP)	$171,325	$165,652
FTE adjustment	2,758	2,748
Interest and dividend income FTE (non-GAAP)	$174,083	$168,400
Average earning assets	$15,563,670	$13,891,248
Yield on interest-earning assets (GAAP)	4.43%	4.84%
Yield on interest-earning assets (FTE) (non-GAAP)	4.50%	4.92%
Net Interest Income (FTE)
Net Interest Income (GAAP)	$135,008	$127,547
FTE adjustment	2,758	2,748
Net Interest Income FTE (non-GAAP)	137,766	130,295
Noninterest income (GAAP)	28,907	24,938
Total Revenue (FTE) (non-GAAP)	$166,673	$155,233
Average earning assets	$15,563,670	$13,891,248
Net interest margin (GAAP)	3.49%	3.72%
Net interest margin (FTE) (non-GAAP)	3.56%	3.80%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Tangible Assets
Ending Assets (GAAP)	$17,847,376	$16,897,655
Less: Ending goodwill	935,560	927,760
Less: Ending amortizable intangibles	69,298	88,553
Ending tangible assets (non-GAAP)	$16,842,518	$15,881,342
Tangible Common Equity
Ending Equity (GAAP)	$2,425,450	$2,459,465
Less: Ending goodwill	935,560	927,760
Less: Ending amortizable intangibles	69,298	88,553
Ending tangible common equity (non-GAAP)	$1,420,592	$1,443,152
Average equity (GAAP)	$2,485,646	$2,268,395
Less: Average goodwill	935,560	858,658
Less: Average amortizable intangibles	71,283	75,686
Average tangible common equity (non-GAAP)	$1,478,803	$1,334,051
ROE (GAAP)	1.15%	6.37%
Common equity to assets (GAAP)	13.59%	14.56%
Tangible common equity to tangible assets (non-GAAP)	8.43%	9.09%
Book value per share (GAAP)	$30.99	$30.16
Tangible book value per share (non-GAAP)	$18.15	$17.69

Operating measures exclude merger-related and rebranding-related costs unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude certain costs resulting from acquisition activity and allow investors to more clearly see the combined economic results of the organization's operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Operating Measures
Net income (GAAP)	$7,089	$35,631
Merger and rebranding-related costs, net of tax	—	14,888
Net operating earnings (non-GAAP)	$7,089	$50,519

Weighted average common shares outstanding, diluted	79,317,382	76,533,066
Earnings per common share, diluted (GAAP)	$0.09	$0.47
Operating earnings per share, diluted (non-GAAP)	$0.09	$0.66

Average assets (GAAP)	$17,559,921	$15,699,743
ROA (GAAP)	0.16%	0.92%
Operating ROA (non-GAAP)	0.16%	1.31%

Average common equity (GAAP)	$2,485,646	$2,268,395
ROE (GAAP)	1.15%	6.37%
Operating ROE (non-GAAP)	1.15%	9.03%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019

Noninterest expense (GAAP)	$95,645	$106,728
Less: Merger-related costs	—	18,122
Less: Rebranding-related costs	—	407
Less: Amortization of intangible assets	4,401	4,218
Operating noninterest expense (non-GAAP)	$91,244	$83,981

Net interest income (GAAP)	$135,008	$127,547
Net interest income (FTE) (non-GAAP)	$137,766	$130,295
Noninterest income (GAAP)	$28,907	$24,938

Efficiency ratio (GAAP)	58.35%	69.99%
Operating efficiency ratio (FTE) (non-GAAP)	54.74%	54.10%

The Company believes that operating ROTCE is a meaningful supplement to GAAP financial measures and useful to investors because it measures the performance of a business consistently across time without regard to whether components of the business were acquired or developed internally.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating ROTCE
Net operating earnings (non-GAAP)	$7,089	$50,519
Plus: Amortization of intangibles, tax effected	3,477	3,332
Net operating earnings before amortization of intangibles (non-GAAP)	$10,566	$53,851

Average tangible common equity (non-GAAP)	$1,478,803	$1,334,051
Operating return on average tangible common equity (non-GAAP)	2.87%	16.37%

Pre-tax pre-provision earnings exclude the provision for credit losses, which can fluctuate significantly from period-to-period under the recently adopted CECL methodology, merger and rebranding-related costs unrelated to the Company’s normal operations, and income tax expense. The Company believes this measure is useful to investors as it excludes certain costs resulting from acquisition activity as well as the potentially volatile provision measure, allowing for greater comparability with others in the industry and allowing investors to more clearly see the combined economic results of the organization’s operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Pre-tax pre-provision earnings
Net Income (GAAP)	$7,089	$35,631
Plus: Provision for credit losses	60,196	3,792
Plus: Income tax expenses	985	6,249
Plus: Merger and rebranding-related costs	—	18,529
Pre-tax pre-provision earnings (non-GAAP)	$68,270	$64,201

Weighted average common shares outstanding, diluted	79,317,382	76,533,066
Earnings per common share, diluted (GAAP)	$0.09	$0.47
Pre-tax pre-provision earnings per common share, diluted (non-GAAP)	$0.86	$0.84

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of March 31, 2020 and 2019 (dollars in thousands):

	Change In Net Interest Income
	March 31,
	2020		2019
	%	$	%	$
Change in Yield Curve:
+300 basis points	11.05	62,352	9.80	55,995
+200 basis points	7.85	44,311	6.84	39,070
+100 basis points	4.19	23,661	3.45	19,689
Most likely rate scenario	—	—	—	—
-100 basis points	(2.54)	(14,345)	(4.65)	(26,580)
-200 basis points	(2.68)	(15,124)	(10.14)	(57,948)

Asset sensitivity indicates that in a rising interest rate environment, the Company’s net interest income would increase and in a decreasing interest rate environment, the Company’s net interest income would decrease. Liability sensitivity indicates that in a rising interest rate environment, the Company’s net interest income would decrease and in a decreasing interest rate environment, the Company’s net interest income would increase.

From a net interest income perspective, the Company was more asset sensitive as of March 31, 2020, compared to its position as of March 31, 2019. This shift is in part due to the changing market characteristics of certain loan and deposit products and in part due to various other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended March 31, 2020 and 2019 (dollars in thousands):

	Change In Economic Value of Equity
	March 31,
	2020		2019
	%	$	%	$
Change in Yield Curve:
+300 basis points	(2.88)	(86,378)	(5.12)	(171,082)
+200 basis points	(0.86)	(25,798)	(3.04)	(101,410)
+100 basis points	0.75	22,581	(1.27)	(42,426)
Most likely rate scenario	—	—	—	—
-100 basis points	(7.76)	(232,546)	(0.91)	(30,425)
-200 basis points	(8.42)	(252,356)	(3.59)	(119,959)

As of March 31, 2020, the Company’s economic value of equity is less sensitive in a rising interest rate environment compared to March 31, 2019 primarily due to the composition of the Consolidated Balance Sheets and due in part to the market characteristics of certain loans and deposits.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

Management has taken measures to maintain the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020. There have been no changes that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

During the quarter ended March 31, 2020, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2019 Annual Report, except as described below.

An investment in the Company’s securities involves risks. In addition to the other information set forth in this Quarterly Report, including the information addressed under “Forward-Looking Statements,” investors in the Company’s securities should carefully consider the factors discussed below, as well as the factors discussed in the Company’s 2019 Annual Report. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline.

Risks Related to the Company’s Operations

The COVID-19 pandemic and resulting adverse economic conditions have already adversely impacted the Company’s business and results, and could have a more material adverse impact on its business, financial condition, and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Almost all states, including Virginia, where the Company is headquartered, and Maryland and North Carolina, in which the Company has significant operations, have issued “stay-at-home orders” and have declared states of emergency.

Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to the Company’s business and could cause material disruptions to its business and operations in the future. Impacts to the business have included increases in costs and reductions in operating effectiveness due to additional health and safety precautions implemented at the Company’s branches and the transition of a portion of its workforce to home locations, decreases in customer traffic in its branches, and increases in requests for and the making of loan modifications. The Company anticipates that additional future impacts to its business will include increases in the Company’s customers’ inability to make scheduled loan payments and increases in requests for forbearance. Further, loan payment deferment programs implemented by the Company or under government stimulus programs, like the PPP, may mask credit deterioration in its loan portfolio by making less applicable standard measures of identifying developing financial weakness in a client or portfolio, such as past due monitoring and non-accrual assessments. To the extent that commercial and social restrictions remain in place or increase, the Company’s expenses, delinquencies, charge-offs, foreclosures, and credit losses may materially increase, and the Company could experience reductions in fee income. In addition, any declines in credit quality could significantly affect the adequacy of the Company’s ACL, which would lead to increases in the provision for credit losses and related declines in its net income.

Unfavorable economic conditions and increasing unemployment figures may also make it more difficult for the Company to maintain deposit levels and loan origination volume and to obtain additional financing. Furthermore, such conditions have and may continue to cause the value of the Company’s investment portfolio and of collateral associated with its existing loans to decline. In addition, in March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent in part as a result of the pandemic. A prolonged period of very low interest rates could reduce the Company’s net interest income and have a material adverse impact on its cash flows.

While the Company has taken and is continuing to take precautions to protect the safety and well-being of its employees and customers, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can the

Company predict the level of disruption which will occur to its employee's ability to provide customer support and service. The continued or renewed spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct the Company’s business, the business and operations of its third-party service providers who perform critical services for the business, or the businesses of many of the Company’s customers and borrowers. If COVID-19 is not successfully contained, the Company could experience a material adverse effect on its business, financial condition, results of operations, and cash flow.

Among the factors outside the Company’s control that are likely to affect the impact the COVID-19 pandemic will ultimately have on its business are, without limitation:

●	the pandemic’s duration, nature, and severity;

●	the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, the residential housing market, consumer spending and real estate and investment securities market values;

●	political, legal, and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as current temporary or required continuing moratoria and other suspensions of collections, foreclosures, and related obligations;

●	the timing, magnitude, and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits, and commercial activity;

●	effects on the Company’s liquidity position due to changes in customers’ deposit and loan activity in response to the pandemic and its economic effects;

●	the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;

●	the long-term effect of the economic downturn on the Company’s intangible assets such as its deferred tax asset and goodwill;

●	potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;

●	the ability of the Company’s employees to work effectively during the course of the pandemic;

●	the ability of the Company’s third-party vendors to maintain a high-quality and effective level of service;

●	the possibility of increased fraud, cybercrime, and similar incidents, due to vulnerabilities posed by the significant increase in Company employees and customers handling their banking interactions remotely from home, the quick roll-out of various government-sponsored lending programs, like the PPP, or otherwise;

●	required changes to the Company’s internal controls over financial reporting to reflect a rapidly changing work environment;

●	potential longer-term shifts toward mobile banking, telecommuting, and telecommerce;

●	short- and long-term health impacts;

●	unforeseen effects of the pandemic; and

●	geographic variation in the severity and duration of the COVID-19 pandemic, including in states in which the Company operates physically such as Virginia, Maryland, and North Carolina.

The ongoing COVID-19 pandemic has contributed to severe volatility in the financial markets and meaningfully lower stock prices for many companies, including the Company’s common stock. Depending on the extent and duration of the COVID-19 pandemic and perceptions regarding national and global recovery from the pandemic, the price of the Company’s common stock may continue to experience volatility and declines.

The Company is continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on the Company. However, if the pandemic continues to spread or otherwise result in a continuation or worsening of the current economic and commercial environments, the Company’s business, financial condition, results of operations, and cash flows could be materially adversely affected.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable.

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other

On July 8, 2019, the Company’s Board of Directors authorized a share repurchase program to purchase up to $150 million worth of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The repurchase program was authorized through June 30, 2021, but, on March 20, 2020, the Company announced the suspension of the program.

The following information describes the Company’s common stock repurchases for the three months ended March 31, 2020:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
January 1 - January 31, 2020	596,262	35.87	578,972	49,019,000
February 1 - February 29, 2020	540,498	34.17	501,473	31,883,000
March 1 - March 31, 2020	415,167	28.89	413,027	19,951,000
Total	1,551,927	33.37	1,493,472

(1) For the three months ended March 31, 2020, 58,455 shares were withheld upon the vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

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

3.1

Amended and Restated Articles of Incorporation of Atlantic Union Bankshares Corporation, effective May 7, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 7, 2020).

3.2

Amended and Restated Bylaws of Atlantic Union Bankshares Corporation, effective as of December 5, 2019 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed on February 25, 2020).

10.1

Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.6.2 to Annual Report on Form 10-K filed on February 25, 2020).

10.2

Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.7.2 to Annual Report on Form 10-K filed on February 25, 2020).

10.3	Management Incentive Plan (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on February 25, 2020).
10.4

Form of Time-Based Restricted Stock Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 14, 2020) (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on February 25, 2020).

10.5

Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 14, 2020) (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on February 25, 2020).

15.1	Letter regarding unaudited interim financial information.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended March 31, 2020 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: May 8, 2020	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2020	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)