Form 10-Q
period 2020-06-30
Atlantic Union Bankshares Corp
filed 2020-08-05
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

(804) 633-5031

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.33 per share	AUB	The NASDAQ Global Select Market
Depositary Shares, Each Representing a 1/400th Interest in a Share of 6.875% Perpetual Non-Cumulative Preferred Stock, Series A	AUBAP	The NASDAQ Global Select Market

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of July 29, 2020 was 78,711,847.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

2019 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2019
Access	–	Access National Corporation and its subsidiaries
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALLL	–	Allowance for loan and lease losses, a component of ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASC 326	–	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 820	–	ASC 820, Fair Value Measurements and Disclosures
ASC 842	–	ASU 2016-02, Leases (Topic 842)
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Atlantic Union Bank (formerly, Union Bank & Trust)
BOLI	–	Bank-owned life insurance
bps	–	Basis points
BSA	–	Bank Secrecy Act
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CCPs	–	Central Counterparty Clearinghouses
CECL	–	Current expected credit losses
CME	–	Chicago Mercantile Exchange
the Company	–	Atlantic Union Bankshares Corporation (formerly, Union Bankshares Corporation) and its subsidiaries
COVID-19	–	Novel strain of coronavirus first identified in December 2019 in Wuhan, China
Depositary Shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock , with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FCMs	–	Futures Commission Merchants
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Act	–	Federal Reserve Act of 1913, as amended
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FOMC	–	Federal Open Markets Committee
FTE	–	Fully taxable equivalent
GAAP or U.S. GAAP	–	Accounting principles generally accepted in the United States
HTM	–	Held to maturity
IDC	–	Interactive Data Corporation
LCH	–	London Clearing House
LIBOR	–	London Interbank Offered Rate
March 22 Joint Guidance	–	The five federal bank regulatory agencies and the Conference of State Bank Supervisors guidance
MSLP	–	Main Street Lending Program
MBS	–	Mortgage Backed Securities
MD&A	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NOW	–	Negotiable order of withdrawal

NPA	–	Nonperforming assets
NSF	–	Nonsufficient funds
OCI	–	Other comprehensive income
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCD	–	Purchased credit deteriorated
PCI	–	Purchased credit impaired
PD/LGD	–	Probability of default/loss given default
PPPLF	–	Paycheck Protection Program Liquidity Facility
PPP	–	Paycheck Protection Program
Quarterly Report	–	Quarterly Report on Form 10-Q for the quarter ended June 30, 2020
ROA	–	Return on average assets
ROE	–	Return on average common equity
ROTCE	–	Return on average tangible common equity
ROU Asset	–	Right of Use Asset
RUC	–	Reserve for unfunded commitments
RVI	–	Residual value insurance
SBA	–	Small Business Administration
SEC	–	Securities and Exchange Commission
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SSFA	–	Simplified supervisory formula approach
TDR	–	Troubled debt restructuring
Topic 606	–	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
TFSB	–	The Federal Savings Bank
UMG	–	Union Mortgage Group, Inc.
WHO	–	World Health Organization
Xenith	–	Xenith Bankshares, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$202,947	$163,050
Interest-bearing deposits in other banks	636,211	234,810
Federal funds sold	2,862	38,172
Total cash and cash equivalents	842,020	436,032
Securities available for sale, at fair value	2,019,164	1,945,445
Securities held to maturity, at carrying value	547,561	555,144
Restricted stock, at cost	105,832	130,848
Loans held for sale, at fair value	55,067	55,405
Loans held for investment, net of deferred fees and costs	14,308,646	12,610,936
Less allowance for loan and lease losses	169,977	42,294
Total loans held for investment, net	14,138,669	12,568,642
Premises and equipment, net	164,321	161,073
Goodwill	935,560	935,560
Amortizable intangibles, net	65,105	73,669
Bank owned life insurance	327,075	322,917
Other assets	551,943	378,255
Total assets	$19,752,317	$17,562,990
LIABILITIES
Noninterest-bearing demand deposits	$4,345,960	$2,970,139
Interest-bearing deposits	11,259,179	10,334,842
Total deposits	15,605,139	13,304,981
Securities sold under agreements to repurchase	77,216	66,053
Other short-term borrowings	—	370,200
Long-term borrowings	1,047,814	1,077,495
Other liabilities	403,922	231,159
Total liabilities	17,134,091	15,049,888
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	—
Common stock, $1.33 par value	104,126	105,827
Additional paid-in capital	1,911,985	1,790,305
Retained earnings	540,638	581,395
Accumulated other comprehensive income (loss)	61,304	35,575
Total stockholders' equity	2,618,226	2,513,102
Total liabilities and stockholders' equity	$19,752,317	$17,562,990

Common shares outstanding	78,713,056	80,001,185
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	—
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$143,234	$158,838	$294,361	$302,952
Interest on deposits in other banks	155	544	1,017	1,017
Interest and dividends on securities:
Taxable	11,267	13,353	22,895	26,434
Nontaxable	8,211	8,390	15,920	16,374
Total interest and dividend income	162,867	181,125	334,193	346,777
Interest expense:
Interest on deposits	19,861	28,809	48,375	53,239
Interest on short-term borrowings	186	5,563	1,526	12,114
Interest on long-term borrowings	5,515	8,159	11,979	15,283
Total interest expense	25,562	42,531	61,880	80,636
Net interest income	137,305	138,594	272,313	266,141
Provision for credit losses	34,200	5,300	94,396	9,092
Net interest income after provision for credit losses	103,105	133,294	177,917	257,049
Noninterest income:
Service charges on deposit accounts	4,930	7,499	12,508	14,656
Other service charges, commissions and fees	1,354	1,702	2,978	3,367
Interchange fees	1,697	5,612	3,321	10,656
Fiduciary and asset management fees	5,515	5,698	11,499	10,752
Mortgage banking income	5,826	2,785	7,847	4,240
Gains on securities transactions	10,339	51	12,275	202
Bank owned life insurance income	2,027	2,075	4,076	4,129
Loan-related interest rate swap fees	5,484	3,716	9,432	5,176
Other operating income	(1,240)	1,440	902	2,337
Total noninterest income	35,932	30,578	64,838	55,515
Noninterest expenses:
Salaries and benefits	49,896	50,390	100,013	98,398
Occupancy expenses	7,224	7,534	14,357	14,935
Furniture and equipment expenses	3,406	3,542	7,147	6,938
Printing, postage, and supplies	999	1,252	2,289	2,494
Technology and data processing	6,454	5,739	12,623	11,415
Professional services	2,989	2,630	6,297	5,587
Marketing and advertising expense	2,043	2,908	4,782	5,291
FDIC assessment premiums and other insurance	2,907	2,601	5,768	5,239
Other taxes	4,120	4,044	8,240	7,808
Loan-related expenses	2,501	2,396	5,198	4,685
OREO and credit-related expenses	411	1,473	1,099	2,157
Amortization of intangible assets	4,223	4,937	8,624	9,154
Training and other personnel costs	876	1,477	2,446	2,621
Merger-related costs	—	6,371	—	24,493
Rebranding expense	—	4,012	—	4,420
Loss on debt extinguishment	10,306	—	10,306	—
Other expenses	4,459	4,302	9,270	6,700
Total noninterest expenses	102,814	105,608	198,459	212,335
Income from continuing operations before income taxes	36,223	58,264	44,296	100,229
Income tax expense	5,514	9,356	6,498	15,606
Income from continuing operations	$30,709	$48,908	$37,798	$84,623
Discontinued operations:
Income (loss) from operations of discontinued mortgage segment	$—	$(114)	$—	$(229)
Income tax expense (benefit)	—	(29)	—	(59)
Income (loss) on discontinued operations	—	(85)	—	(170)
Net income available to common shareholders	$30,709	$48,823	$37,798	$84,453

Basic earnings per common share	$0.39	$0.59	$0.48	$1.06
Diluted earnings per common share	$0.39	$0.59	$0.48	$1.06
Dividends declared per common share	$0.25	$0.23	$0.50	$0.46
Basic weighted average number of common shares outstanding	78,711,765	82,062,585	79,001,058	79,282,830
Diluted weighted average number of common shares outstanding	78,722,690	82,125,194	79,020,036	79,344,573

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$30,709	$48,823	$37,798	$84,453
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	—	(2,595)	(699)	(4,055)
Reclassification adjustment for losses included in net income (net of tax, $0 and $46 for the three months and $394 and $78 for the six months ended June 30, 2020 and 2019, respectively) (1)	—	173	1,481	293
AFS securities:
Unrealized holding gains arising during period (net of tax, $5,587 and $5,888 for the three months and $9,492 and $11,226 for the six months ended June 30, 2020 and 2019, respectively)	21,019	22,151	35,706	42,233
Reclassification adjustment for gains included in net income (net of tax, $2,171 and $20 for the three months and $2,578 and $42 for the six months ended June 30, 2020 and 2019, respectively) (2)	(8,168)	(73)	(9,697)	(159)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $1 and $1 for the three months and $3 and $3 for the six months ended June 30, 2020 and 2019, respectively) (3)	(5)	(5)	(10)	(10)
Bank owned life insurance:
Unrealized holding losses arising during the period	—	—	(1,289)	—
Reclassification adjustment for losses included in net income (4)	129	19	237	38
Other comprehensive income (loss)	12,975	19,670	25,729	38,340
Comprehensive income	$43,684	$68,493	$63,527	$122,793
(1)	The gross amounts reclassified into earnings for the six months ended June 30, 2020 included a $1.8 million loss related to the termination of a cash flow hedge that is reported in “Other operating income” with the corresponding income tax effect being reflected as a component of income tax expense. The remaining gross amounts are reported in the interest income and interest expense sections of the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(2)	The gross amounts reclassified into earnings are reported as "Gains (losses) on securities transactions " on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(3)	The gross amounts reclassified into earnings are reported within interest income on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(4)	Reclassifications in earnings are reported in "Salaries and benefits" expense on the Company’s Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2019	$105,827	$—	$1,790,305	$581,395	$35,575	$2,513,102
Net Income				7,089		7,089
Other comprehensive income (net of taxes of $3,890)					12,754	12,754
Dividends on common stock ($0.25 per share)				(19,825)		(19,825)
Stock purchased under stock repurchase plan (1,493,472 shares)	(1,985)		(47,894)			(49,879)
Issuance of common stock under Equity Compensation Plans (34,714 shares)	46		731			777
Issuance of common stock for services rendered (6,860 shares)	9		195			204
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (142,176 shares)	189		(2,199)			(2,010)
Impact of adoption of ASC 326				(39,053)		(39,053)
Stock-based compensation expense			2,291			2,291
Balance - March 31, 2020	$104,086	$—	$1,743,429	$529,606	$48,329	$2,425,450
Net Income				30,709		30,709
Other comprehensive income (net of taxes of $3,415)					12,975	12,975
Issuance of preferred stock (17,250 shares)		173	166,190			166,363
Dividends on common stock ($0.25 per share)				(19,677)		(19,677)
Issuance of common stock under Equity Compensation Plans (1,632 shares)	2		22			24
Issuance of common stock for services rendered (8,640 shares)	11		189			200
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (19,848)	27		(206)			(179)
Stock-based compensation expense			2,361			2,361
Balance - June 30, 2020	$104,126	$173	$1,911,985	$540,638	$61,304	$2,618,226

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Dollars in thousands, except share and per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2018	$87,250	$1,380,259	$467,345	$(10,273)	$1,924,581
Net Income			35,631		35,631
Other comprehensive income (net of taxes of $5,346)				18,670	18,670
Issuance of common stock in regard to acquisition (15,842,026 shares)	21,070	478,904			499,974
Dividends on common stock ($0.23 per share)			(18,838)		(18,838)
Issuance of common stock under Equity Compensation Plans (6,127 shares)	8	130			138
Issuance of common stock for services rendered (6,085 shares)	8	211			219
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (104,151 shares)	139	(1,786)			(1,647)
Impact of adoption of ASC 842			(1,133)		(1,133)
Stock-based compensation expense		1,870			1,870
Balance- March 31, 2019	$108,475	$1,859,588	$483,005	$8,397	$2,459,465
Net Income			48,823		48,823
Other comprehensive income (net of taxes of $5,913)				19,670	19,670
Dividends on common stock ($0.23 per share)			(18,876)		(18,876)
Issuance of common stock under Equity Compensation Plans (36,551 shares)	48	938			986
Issuance of common stock for services rendered (6,192 shares)	8	192			200
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (21,447 shares)	29	(336)			(307)
Stock-based compensation expense		2,334			2,334
Balance- June 30, 2019	$108,560	$1,862,716	$512,952	$28,067	$2,512,295

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Dollars in thousands)	2020	2019
Operating activities (1):
Net income	$37,798	$84,453
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	7,517	7,368
Writedown of foreclosed properties and former bank premises	95	852
Amortization, net	12,749	12,917
Amortization (accretion) related to acquisitions, net	(7,591)	(4,704)
Provision for credit losses	94,396	9,092
Gains on securities transactions, net	(12,275)	(202)
BOLI income	(4,076)	(4,129)
Decrease (increase) in loans held for sale, net	338	(41,681)
Losses (gains) on sales of foreclosed properties and former bank premises, net	10	147
Losses on debt extinguishment	10,306	—
Stock-based compensation expenses	4,652	4,204
Issuance of common stock for services	404	419
Net decrease (increase) in other assets	(172,997)	(54,426)
Net increase in other liabilities	151,888	15,710
Net cash provided by (used in) operating activities	123,214	30,020
Investing activities:
Purchases of AFS securities and restricted stock	(403,272)	(253,324)
Purchases of HTM securities	—	(47,217)
Proceeds from sales of AFS securities and restricted stock	228,271	387,949
Proceeds from maturities, calls and paydowns of AFS securities	171,345	108,115
Proceeds from maturities, calls and paydowns of HTM securities	5,927	1,410
Net increase in loans held for investment	(1,687,499)	(348,515)
Net increase in premises and equipment	(10,884)	(5,691)
Proceeds from sales of foreclosed properties and former bank premises	2,452	1,035
Cash paid in acquisitions	—	(12)
Cash acquired in acquisitions	—	46,164
Net cash provided by (used in) investing activities	(1,693,660)	(110,086)
Financing activities:
Net increase in noninterest-bearing deposits	1,375,821	235,882
Net increase in interest-bearing deposits	924,421	82,134
Net increase (decrease) in short-term borrowings	(359,037)	(619,562)
Cash paid for contingent consideration	—	(565)
Proceeds from issuance of long-term debt	189,941	500,000
Repayments of long-term debt	(230,306)	(20,000)
Cash dividends paid - common stock	(39,502)	(37,714)
Repurchase of common stock	(49,879)	—
Issuance of common stock	801	1,124
Issuance of preferred stock, net	166,363	—
Vesting of restricted stock, net of shares held for taxes	(2,189)	(1,954)
Net cash provided by (used in) financing activities	1,976,434	139,345
Increase (decrease) in cash and cash equivalents	405,988	59,279
Cash, cash equivalents and restricted cash at beginning of the period	436,032	261,199
Cash, cash equivalents and restricted cash at end of the period	$842,020	$320,478

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Dollars in thousands)

	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$63,198	$77,838
Income taxes	106	7,426

Supplemental schedule of noncash investing and financing activities
Transfers from loans (foreclosed properties) to foreclosed properties (loans)	615	1,171
Issuance of common stock in exchange for net assets in acquisitions	—	499,974

Transactions related to acquisitions
Assets acquired	—	2,855,359
Liabilities assumed	—	2,558,638

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

Impact of COVID-19

On March 13, 2020, the United States President declared a national emergency in the face of a growing public health and economic crisis due to the COVID-19 global pandemic. Within a few days of the declaration of a national emergency, governors of states comprising the Company’s geographic footprint issued states of emergency in response to the novel COVID-19. As a result of this pandemic, actions were taken around the world to help mitigate the spread of COVID 19, which have impacted the economies and financial markets of many countries, including the geographical area in which the Company operates. On March 27, 2020, the CARES Act was signed into law. The CARES Act is designated to provide financial relief to the American people and American businesses in response to the economic fallout from COVID-19. On March 22, 2020, the five federal bank regulatory agencies and the Conference of State Bank Supervisors issued joint guidance (subsequently revised on April 7, 2020) with respect to loan modifications for borrowers affected by COVID-19. The CARES Act, as well as the March 22 Joint Guidance, provide enhanced guidelines and accounting for COVID-19 related modifications.

The federal banking regulators have confirmed with FASB that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current (i.e., less than 30 days past due on contractual payments) prior to any loan modification are not TDRs. In addition, Section 4013 of the CARES Act provides banks, savings associations, and credit unions with the ability to make loan modifications related to COVID-19 without categorizing the loan as a TDR or conducting the analysis to make the determination, which is intended to streamline the loan modification process. Any such suspension is effective for the term of the loan modification; however, the suspension is only permitted for loan modifications made during the effective period of Section 4013 and only for those loans that were not more than thirty days past due as of December 31, 2019. The Company has made $1.8 billion of loan modifications pursuant to the March 22 Joint Guidance or Section 4013 of the CARES Act and as of June 30, 2020 approximately $1.6 billion remain under their modified terms.

During the second quarter of 2020, the Company continued to participate in the SBA PPP under the CARES Act. The Company processed over 11,000 loans, which totaled $1.7 billion with a recorded investment of $1.6 billion as of June 30, 2020, through the SBA PPP. The loans carry a 1% interest rate and the Company recorded net PPP loan origination fees of approximately $50.2 million, which are being amortized over a 24-month period.

Adoption of New Accounting Standards

On January 1, 2020, the Company adopted ASC 326. This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to- maturity debt securities. It also applies to unfunded credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). The Company established a cross-functional governance structure to oversee the Company’s implementation of the CECL methodology, which included evaluating key assumptions used and assessing the internal controls over financial reporting related to the adoption of ASC 326. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and unfunded credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. As a result of adopting ASC 326, the Company recorded a net decrease to retained earnings of $39.1 million.

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

Management’s determination of the adequacy of the ALLL is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The ALLL is estimated by pooling loans by call code and credit risk indicator and applying a loan-level PD/LGD method for all loans with the exception of its auto and third party consumer lending portfolios. For auto and third party consumer portfolios, the Company has elected to pool those loans based on similar risk characteristics to determine the ALLL using vintage and loss rate methods. The Company utilizes a forecast period of two years and then reverts to the mean of historical loss factors on a straight-line basis over the following two-year period. The Company considers economic forecasts and recession probabilities from highly recognized third-parties to inform the model for loss estimation. The Company’s ALLL estimate is particularly impacted by the unemployment rate forecast in its geographic footprint. In the current quarter forecast, the unemployment rate in the Company’s geographic footprint is projected to remain significantly elevated through the forecast period. Management also considers qualitative factors when estimating loan losses to take into account model limitations. For the current quarter, the largest qualitative additions were related to industries that are particularly impacted by the COVID pandemic, and were partially offset by qualitative reductions meant to account for enhanced unemployment benefits, bank deferrals, the PPP loan program and other factors. The Company’s Allowance Committee approves the key methodologies and assumptions, as well as the final ALLL on a quarterly basis. While management uses available information to estimate expected losses on loans, future changes in the ALLL may be necessary based on changes in portfolio composition, portfolio credit quality, and/or economic conditions.

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

Reserve for Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is adjusted as a provision for credit loss expense and is measured using the same measurement objectives as the ALLL. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded and is included in “Other Liabilities” within the Company’s Consolidated Balance Sheets.

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ACL reserve for both loans and HTM securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $45.7 million on loans held for investment and, $6.8 million on HTM securities at June 30, 2020 and is included in “Other Assets” on the Company’s consolidated balance sheet.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash, cash due from banks, interest-bearing deposits in other banks, money market investments, other interest-bearing deposits, and federal funds sold.

Restricted cash is disclosed in Note 8 “Commitments and Contingencies” and is comprised of cash maintained at various correspondent banks as collateral for the Company’s derivative portfolio and is included in interest-bearing deposits in other banks in the Company’s Consolidated Balance Sheets. In addition, the Company is required to maintain reserve balances with the Federal Reserve Bank based on the type and amount of deposits; however, on March 15, 2020 the Federal Reserve Board announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020 due to economic conditions, which eliminated the reserve requirement for all depository institutions.

Investment Securities

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are generally amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The Company regularly evaluates all securities whose values have declined below amortized cost to assess whether the decline in fair value is the result of credit impairment. For AFS securities, the Company evaluates the fair value and credit quality of its AFS securities on at least a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security will be evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s AFS portfolio are security type and credit rating, which are influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, and others.

There is currently no ACL held against the Company’s AFS securities portfolio at June 30, 2020. See Note 3 “Securities,” for additional information on the Company’s ACL analysis. If unrealized losses are related to credit quality, the Company estimates the credit related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, an ACL shall be recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis. Non-credit related declines in fair value are recognized in other comprehensive income, net of applicable taxes. Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Charge-offs are recorded against the ACL when management believes the AFS security is no longer collectible. Currently, the Company does not have an ACL on its AFS debt securities portfolio. A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent.

The Company evaluates the credit risk of its HTM securities on at least a quarterly basis. Management estimates expected credit losses on held-to-maturity debt securities based on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. Management recorded an immaterial ACL on HTM securities as a result of the adoption of ASC 326, and no additional changes were needed at June 30, 2020.

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

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. The measurement period was formally closed as of February 1, 2020, and the Company did not make any measurement period adjustments in 2020.

There were no merger-related costs associated with the acquisition of Access during the first six months of 2020. Merger- related costs associated with the acquisition of Access were $5.8 million and $23.6 million for the three and six months ended June 30, 2019, respectively. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, and employee severances, which have been expensed as incurred.

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

All securities information presented as of June 30, 2020 is in accordance with ASC 326. All securities information presented prior to March 31, 2020 is in accordance with previous applicable GAAP. See the Company’s prior accounting policies in Note 1 “Summary of Significant Accounting Policies” of the 2019 Form 10-K.

Available for Sale

The Company’s AFS investment portfolio is generally highly-rated or agency backed. All AFS securities were current with no securities past due or on non-accrual as of June 30, 2020.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of June 30, 2020 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2020
U.S. government and agency securities	$14,198	$505	$(57)	$14,646
Obligations of states and political subdivisions	504,866	34,968	(307)	539,527
Corporate and other bonds (1)	132,489	1,122	(2,261)	131,350
Commercial mortgage-backed securities
Agency	337,721	18,600	(88)	356,233
Non-agency	20,253	62	—	20,315
Total commercial mortgage-backed securities	357,974	18,662	(88)	376,548
Residential mortgage-backed securities
Agency	841,571	37,643	(415)	878,799
Non-agency	75,790	494	(1,089)	75,195
Total residential mortgage-backed securities	917,361	38,137	(1,504)	953,994
Other securities	3,099	—	—	3,099
Total AFS securities	$1,929,987	$93,394	$(4,217)	$2,019,164
(1)	Other bonds include asset-backed securities.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of December 31, 2019 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
December 31, 2019	Cost	Gains	(Losses)	Fair Value
U.S. government and agency securities	$21,149	$209	$(38)	$21,320
Obligations of states and political subdivisions	421,344	25,776	(29)	447,091
Corporate and other bonds (1)	134,342	1,991	(374)	135,959
Commercial mortgage-backed securities
Agency	405,731	8,786	(619)	413,898
Non-agency	11,173	—	(24)	11,149
Total commercial mortgage-backed securities	416,904	8,786	(643)	425,047
Residential mortgage-backed securities
Agency	852,300	16,680	(816)	868,164
Non-agency	44,309	476	—	44,785
Total residential mortgage-backed securities	896,609	17,156	(816)	912,949
Other securities	3,079	—	—	3,079
Total AFS securities	$1,893,427	$53,918	$(1,900)	$1,945,445

(1) Other bonds include asset-backed securities

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2020 and that are not deemed to be other than temporarily impaired as of December 31, 2019. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2020
U.S. government and agency securities	$3,771	$(28)	$2,444	$(29)	$6,215	(57)
Obligations of states and political subdivisions	48,653	(307)	—	—	48,653	$(307)
Corporate and other bonds(1)	76,760	(1,739)	19,515	(522)	96,275	(2,261)
Commercial mortgage-backed securities	—	—	—	—	—	—
Agency	11,086	(88)	—	—	11,086	(88)
Non-agency	—	—	—	—	—	—
Total commercial mortgage-backed securities	11,086	(88)	—	—	11,086	(88)
Residential mortgage-backed securities	—	—	—	—	—	—
Agency	40,939	(390)	9,744	(25)	50,683	(415)
Non-agency	45,642	(1,089)	—	—	45,642	(1,089)
Total residential mortgage-backed securities	86,581	(1,479)	9,744	(25)	96,325	(1,504)
Total AFS securities	$226,851	$(3,641)	$31,703	$(576)	$258,554	$(4,217)

December 31, 2019
U.S. government and agency securities	$7,638	$(38)	$—	$—	$7,638	$(38)
Obligations of states and political subdivisions	4,526	(29)	—	—	4,526	(29)
Corporate and other bonds(1)	17,323	(83)	19,901	(291)	37,224	(374)
Commercial mortgage-backed securities
Agency	43,552	(530)	14,966	(89)	58,518	(619)
Non-agency	11,162	(24)	—	—	11,162	(24)
Total commercial mortgage-backed securities	54,714	(554)	14,966	(89)	69,680	(643)
Residential mortgage-backed securities
Agency	114,147	(500)	40,168	(316)	154,315	(816)
Non-agency	—	—	—	—	—	—
Total residential mortgage-backed securities	114,147	(500)	40,168	(316)	154,315	(816)
Total AFS securities	$198,348	$(1,204)	$75,035	$(696)	$273,383	$(1,900)

(1) Other bonds includes asset-backed securities.

As of June 30, 2020, there were $31.7 million, or 14 issues, of individual AFS securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $576,000. As of December 31, 2019, there were $75.0 million, or 47 issues, of individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $696,000.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at June 30, 2020 and December 31, 2019 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed securities generally received a 20% SSFA rating.

The following table presents the amortized cost and estimated fair value of AFS securities as of June 30, 2020 and December 31, 2019, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	June 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$27,404	$27,621	$35,177	$35,329
Due after one year through five years	148,289	155,504	164,605	166,873
Due after five years through ten years	233,029	237,974	249,713	254,790
Due after ten years	1,521,265	1,598,065	1,443,932	1,488,453
Total AFS securities	$1,929,987	$2,019,164	$1,893,427	$1,945,445

Refer to Note 8 "Commitments and Contingencies" for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of June 30, 2020 and December 31, 2019.

Held to Maturity

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities and the estimated credit loss inherent in the portfolio is currently immaterial. The Company’s HTM securities were all current, with no securities past due or on non-accrual at June 30, 2020.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of June 30, 2020 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
June 30, 2020
U.S. government and agency securities	$2,781	$—	$(27)	$2,754
Obligations of states and political subdivisions	539,187	65,944	—	605,131
Commercial mortgage-backed securities
Agency	5,593	1	(50)	5,544
Non-agency	—	—	—	—
Total commercial mortgage-backed securities	5,593	1	(50)	5,544
Total held-to-maturity securities	$547,561	$65,945	$(77)	$613,429

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2019 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
December 31, 2019
U.S. government and agency securities	$2,813	$26	$—	$2,839
Obligations of states and political subdivisions	545,148	48,274	—	593,422
Commercial mortgage-backed securities
Agency	7,183	59	—	7,242
Non-agency	—	—	—	—
Total commercial mortgage-backed securities	7,183	59	—	7,242
Total held-to-maturity securities	$555,144	$48,359	$—	$603,503

Credit Quality Indicators & Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. The Company’s HTM securities ACL was immaterial at the adoption of ASC 326. The Company re-evaluated the HTM securities ACL and concluded no additional reserve was needed at June 30, 2020. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s only HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of June 30, 2020 by security type and credit rating (dollars in thousands):

	Three Months Ended June 30, 2020
	U.S. Government and Agency	Obligations of states and political	Mortgage-backed	Total HTM
	securities	subdivisions	securities	securities
Credit Rating:
AAA/AA/A	$—	$534,577	$—	$534,577
Not Rated - Agency(1)	2,781	—	5,593	8,374
Not Rated - Non-Agency	—	4,610	—	4,610
Total	$2,781	$539,187	$5,593	$547,561

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies

The following table presents the amortized cost and estimated fair value of HTM securities as of June 30, 2020 and December 31, 2019, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	June 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$1,007	$1,028	$502	$504
Due after one year through five years	9,133	9,490	10,258	10,539
Due after five years through ten years	1,754	1,777	1,768	1,800
Due after ten years	535,667	601,134	542,616	590,660
Total HTM securities	$547,561	$613,429	$555,144	$603,503

Refer to Note 8 "Commitments and Contingencies" for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of June 30, 2020 and December 31, 2019.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At June 30, 2020 and December 31, 2019, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of the Bank’s outstanding capital at both June 30, 2020 and December 31, 2019. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $67.0 million for June 30, 2020 and December 31, 2019 and FHLB stock in the amount of $38.8 million and $63.9 million as of June 30, 2020 and December 31, 2019, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and six months ended June 30, 2020 and 2019 (dollars in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Realized gains (losses):
Gross realized gains	$10,339	$12,503
Gross realized losses	—	(228)
Net realized gains	$10,339	$12,275

Proceeds from sales of securities	$107,570	$228,271

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Realized gains (losses):
Gross realized gains	$844	$2,057
Gross realized losses	(793)	(1,855)
Net realized gains	$51	$202

Proceeds from sales of securities	$179,701	$387,950

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

On January 1, 2020, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 “Accounting Policies” in this Quarterly Report. All loan information presented as of June 30, 2020 is in accordance with ASC 326. All loan information presented prior to January 1, 2020 is in accordance with previous applicable GAAP. During March 2020, in response to the economic fallout from the COVID-19 pandemic, the CARES Act was passed by Congress and signed into law by the President along with joint guidance issued by the five federal bank regulatory agencies that provided enhanced guidelines and accounting for COVID-19 related modifications. For further discussion on the CARES Act and the March 22 Joint Guidance and related loan impact refer to Note 1 “Accounting Polices” in this quarterly report. The information included below reflects the impact of the CARES Act and the March 22 Joint Guidance.

The Company’s loans are stated at their face amount, net of deferred fees and costs, and consist of the following at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Construction and Land Development	$1,247,939	$1,250,924
Commercial Real Estate - Owner Occupied	2,067,087	2,041,243
Commercial Real Estate - Non-Owner Occupied	3,455,125	3,286,098
Multifamily Real Estate	717,719	633,743
Commercial & Industrial(1)	3,555,971	2,114,033
Residential 1-4 Family - Commercial	715,384	724,337
Residential 1-4 Family - Consumer	841,051	890,503
Residential 1-4 Family - Revolving	627,765	659,504
Auto	380,053	350,419
Consumer	311,362	372,853
Other Commercial(1)	389,190	287,279
Total loans held for investment, net of deferred fees and costs	14,308,646	12,610,936
Allowance for loan and lease losses	(169,977)	(42,294)
Total loans held for investment, net	$14,138,669	$12,568,642

(1)Commercial & industrial and other commercial loans include approximately $1.6 billion and $20.3 million, respectively, in new loans from the PPP loan program at June 30, 2020.

The following table shows the aging of the Company’s loan portfolio, by class, at June 30, 2020 (dollars in thousands):

			Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,241,512	$1,683	$294	$473	$3,977	$1,247,939
Commercial Real Estate - Owner Occupied	2,048,203	1,679	430	7,851	8,924	2,067,087
Commercial Real Estate - Non-Owner Occupied	3,451,071	930	369	878	1,877	3,455,125
Multifamily Real Estate	717,320	—	—	366	33	717,719
Commercial & Industrial	3,551,187	1,602	296	178	2,708	3,555,971
Residential 1-4 Family - Commercial	706,437	480	2,105	578	5,784	715,384
Residential 1-4 Family - Consumer	818,877	1,229	3,817	5,099	12,029	841,051
Residential 1-4 Family - Revolving	619,172	1,924	1,048	1,995	3,626	627,765
Auto	377,822	1,176	290	181	584	380,053
Consumer	308,719	844	561	1,157	81	311,362
Other Commercial	388,234	456	—	499	1	389,190
Total loans held for investment	$14,228,554	$12,003	$9,210	$19,255	$39,624	$14,308,646

These balances reflect the impact of the CARES Act and the March 22 Joint Guidance which provides relief for TDR designations and also provides guidance on past due reporting for modified loans.

The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of January 1, 2020 as well as amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of June 30, 2020 (dollars in thousands):

	Nonaccrual
	January 1, 2020	June 30, 2020	Nonaccrual With No ALLL	90 Days and still Accruing
Construction and Land Development	$4,060	$3,977	$1,987	$473
Commercial Real Estate - Owner Occupied	13,889	8,924	1,990	7,851
Commercial Real Estate - Non-Owner Occupied	1,368	1,877	—	878
Multifamily Real Estate	—	33	—	366
Commercial & Industrial	3,037	2,708	—	178
Residential 1-4 Family - Commercial	6,492	5,784	1,738	578
Residential 1-4 Family - Consumer	13,117	12,029	1,069	5,099
Residential 1-4 Family - Revolving	2,490	3,626	60	1,995
Auto	565	584	—	181
Consumer	88	81	—	1,157
Other Commercial	98	1	—	499
Total loans held for investment	$45,204	$39,624	$6,844	$19,255

There was no interest income recognized on nonaccrual loans during the three or six months ended June 30, 2020. See Note 1 “Summary of Significant Accounting Policies” in the Company’s 2019 Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Debt Restructurings

The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. As of June 30, 2020, the Company had approximately $1.6 billion in loans still under their modified terms. The Company’s modification program included payment deferrals, interest only, and other forms of modifications. A majority of the modifications were 3-month deferrals.

In addition to the above mentioned modifications, as of June 30, 2020, the Company has TDRs totaling $20.3 million with an estimated $1.9 million of allowance for those loans for the current period.

A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for credit losses in accordance with the Company’s ALLL methodology. For the three months and six ended June 30, 2020, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by class, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of June 30, 2020 (dollars in thousands):

	June 30, 2020
	No. of	Recorded	Outstanding
	Loans	Investment	Commitment
Performing
Construction and Land Development	4	$222	$—
Commercial Real Estate - Owner Occupied	6	2,218	26
Commercial Real Estate - Non-Owner Occupied	1	1,089	—
Commercial & Industrial	5	1,129	—
Residential 1-4 Family - Commercial	4	214	—
Residential 1-4 Family - Consumer	79	9,886	—
Residential 1-4 Family - Revolving	2	55	—
Consumer	5	34	—
Other Commercial	1	456	—
Total performing	107	$15,303	$26
Nonperforming
Commercial Real Estate - Owner Occupied	2	$165	$—
Commercial & Industrial	2	128	—
Residential 1-4 Family - Commercial	1	71	—
Residential 1-4 Family - Consumer	21	4,572	—
Residential 1-4 Family - Revolving	3	106	—
Total nonperforming	29	$5,042	$—
Total performing and nonperforming	136	$20,345	$26

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three and six months ended June 30, 2020, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the three and six months ended June 30, 2020 (dollars in thousands):

	All Restructurings
	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—	—	$—

Term modification, at a market rate
Commercial & Industrial	4	$353	4	$353
Residential 1-4 Family - Consumer	3	326	3	326
Consumer	1	10	1	10
Total loan term extended at a market rate	8	$689	8	$689

Term modification, below market rate
Construction and Land Development	—	$—	1	$35
Residential 1-4 Family - Consumer	3	172	13	1,937
Residential 1-4 Family - Revolving	1	52	1	52
Total loan term extended at a below market rate	4	$224	15	$2,024

Interest rate modification, below market rate
Total interest only at below market rate of interest	—	$—	—	$—

Total	12	$913	23	$2,713

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Within each segment, loan classes are further identified based on similar risk characteristics. The Company has identified the following classes within each segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by segment for the three and six months ended June 30, 2020 (dollars in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$77,843	$63,200	$141,043	$30,941	$11,353	$42,294
Impact of ASC 326 adoption on non-PCD loans	—	—	—	4,432	40,666	45,098
Impact of ASC 326 adoption on PCD loans	—	—	—	1,752	634	2,386
Impact of adopting ASC 326	—	—	—	6,184	41,300	47,484
Loans charged-off	(1,590)	(3,087)	(4,677)	(4,558)	(7,270)	(11,828)
Recoveries credited to allowance	708	703	1,411	1,862	1,709	3,571
Provision charged to operations	34,993	(2,793)	32,200	77,525	10,931	88,456
Balance at end of period	$111,954	$58,023	$169,977	$111,954	$58,023	$169,977

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

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of June 30, 2020 (dollars in thousands):

	June 30, 2020
	Term Loans Amortized Cost Basis by Origination Year

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Construction and Land Development
Pass	$137,981	$453,779	$395,935	$64,529	$47,982	$70,524	$29,060	$1,199,790
Watch & Special Mention	4,492	6,859	1,061	350	5,759	16,202	2,509	37,232
Substandard	—	1	59	962	2,468	7,427	—	10,917
Total Construction and Land Development	$142,473	$460,639	$397,055	$65,841	$56,209	$94,153	$31,569	$1,247,939

Commercial Real Estate - Owner Occupied
Pass	$144,263	$384,862	$290,813	$258,877	$147,657	$658,853	$23,773	$1,909,098
Watch & Special Mention	—	10,694	24,683	15,082	28,604	57,783	2,475	139,321
Substandard	—	—	1,106	400	1,123	15,664	375	18,668
Total Commercial Real Estate - Owner Occupied	$144,263	$395,556	$316,602	$274,359	$177,384	$732,300	$26,623	$2,067,087

Commercial Real Estate - Non-Owner Occupied
Pass	$214,340	$515,046	$488,913	$498,462	$455,214	$1,121,284	$50,855	$3,344,114
Watch & Special Mention	1,265	17,170	14,631	16,585	20,830	33,911	249	104,641
Substandard	—	—	164	—	25	5,981	200	6,370
Total Commercial Real Estate - Non-Owner Occupied	$215,605	$532,216	$503,708	$515,047	$476,069	$1,161,176	$51,304	$3,455,125

Commercial & Industrial
Pass	$1,868,291	$439,598	$241,038	$85,126	$82,301	$169,136	$601,547	$3,487,037
Watch & Special Mention	1,630	4,963	11,326	2,963	5,536	5,656	27,680	59,754
Substandard	—	484	828	158	826	2,806	4,078	9,180
Total Commercial & Industrial	$1,869,921	$445,045	$253,192	$88,247	$88,663	$177,598	$633,305	$3,555,971

Multifamily Real Estate
Pass	$79,312	$80,058	$70,145	$144,193	$70,943	$245,687	$6,904	$697,242
Watch & Special Mention	—	653	4,415	8,254	1,137	5,619	—	20,078
Substandard	—	—	—	—	—	399	—	399
Total Multifamily Real Estate	$79,312	$80,711	$74,560	$152,447	$72,080	$251,705	$6,904	$717,719

Residential 1-4 Family - Commercial
Pass	$58,222	$105,249	$78,610	$97,653	$82,407	$244,579	$1,721	$668,441
Watch & Special Mention	1,214	5,356	8,535	5,022	2,053	14,874	—	37,054
Substandard	—	485	324	630	1,180	6,782	488	9,889
Total Residential 1-4 Family - Commercial	$59,436	$111,090	$87,469	$103,305	$85,640	$266,235	$2,209	$715,384

Other Commercial
Pass	$121,097	$114,883	$10,376	$40,118	$16,919	$60,477	$18,630	$382,500
Watch & Special Mention	—	—	629	1,324	927	3,251	—	6,131
Substandard	—	—	—	59	—	500	—	559
Total Other Commercial	$121,097	$114,883	$11,005	$41,501	$17,846	$64,228	$18,630	$389,190

Total Commercial
Pass	$2,623,506	$2,093,475	$1,575,830	$1,188,958	$903,423	$2,570,540	$732,490	$11,688,222
Watch & Special Mention	8,601	45,695	65,280	49,580	64,846	137,296	32,913	404,211
Substandard	—	970	2,481	2,209	5,622	39,559	5,141	55,982
Total Commercial	$2,632,107	$2,140,140	$1,643,591	$1,240,747	$973,891	$2,747,395	$770,544	$12,148,415

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of June 30, 2020 (dollars in thousands):

	June 30, 2020
	Term Loans Amortized Cost Basis by Origination Year

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Residential 1-4 Family - Consumer
Current	$91,069	$86,537	$90,968	$87,658	$120,412	$342,221	$12	$818,877
30-59 Days Past Due	37	—	20	90	185	897	—	1,229
60-89 Days Past Due	—	636	109	1,986	250	836	—	3,817
90+ Days Past Due	162	1,756	151	446	223	2,361	—	5,099
Nonaccrual	—	—	718	879	790	9,642	—	12,029
Total Residential 1-4 Family - Consumer	$91,268	$88,929	$91,966	$91,059	$121,860	$355,957	$12	$841,051

Residential 1-4 Family - Revolving
Current	$9,667	$4,666	$2,167	$18	$—	$653	$602,001	$619,172
30-59 Days Past Due	—	—	—	—	—	—	1,924	1,924
60-89 Days Past Due	—	—	—	—	—	—	1,048	1,048
90+ Days Past Due	—	—	—	—	—	—	1,995	1,995
Nonaccrual	—	—	—	—	—	314	3,312	3,626
Total Residential 1-4 Family - Revolving	$9,667	$4,666	$2,167	$18	$—	$967	$610,280	$627,765

Consumer
Current	$24,807	$91,712	$94,273	$30,170	$13,211	$18,930	$35,616	$308,719
30-59 Days Past Due	14	261	407	74	61	2	25	844
60-89 Days Past Due	19	198	296	30	6	—	12	561
90+ Days Past Due	—	92	382	85	19	215	364	1,157
Nonaccrual	—	—	—	—	2	79	—	81
Total Consumer	$24,840	$92,263	$95,358	$30,359	$13,299	$19,226	$36,017	$311,362

Auto
Current	$89,044	$138,532	$70,484	$43,386	$24,536	$11,840	$—	$377,822
30-59 Days Past Due	88	291	247	254	186	110	—	1,176
60-89 Days Past Due	—	90	21	41	84	54	—	290
90+ Days Past Due	—	11	62	58	9	41	—	181
Nonaccrual	—	142	84	112	161	85	—	584
Total Auto	$89,132	$139,066	$70,898	$43,851	$24,976	$12,130	$—	$380,053

Total Consumer
Current	$214,587	$321,447	$257,892	$161,232	$158,159	$373,644	$637,629	$2,124,590
30-59 Days Past Due	139	552	674	418	432	1,009	1,949	5,173
60-89 Days Past Due	19	924	426	2,057	340	890	1,060	5,716
90+ Days Past Due	162	1,859	595	589	251	2,617	2,359	8,432
Nonaccrual	—	142	802	991	953	10,120	3,312	16,320
Total Consumer	$214,907	$324,924	$260,389	$165,287	$160,135	$388,280	$646,309	$2,160,231

The Company did not have any material revolving loans convert to term during the three and six months ended June 30, 2020.

Acquired Loans

The Company has purchased loans that, at the time of acquisition, exhibited more than insignificant credit deterioration since origination. The Company has elected to treat all loans that were previously identified as PCI as PCD. As of June 30, 2020, the amortized cost of the Company’s PCD loans totaled $73.2 million, which had an estimated ALLL of $4.5 million.

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

The following table shows the average recorded investment and interest income recognized for the Company’s loans, excluding PCI loans, by class for the three and six months ended June 30, 2019 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
		Interest		Interest
	Average	Income	Average	Income
	Investment	Recognized	Investment	Recognized
Construction and Land Development	$7,811	$13	$8,167	$54
Commercial Real Estate - Owner Occupied	12,002	91	12,030	200
Commercial Real Estate - Non-Owner Occupied	6,931	60	6,944	119
Commercial & Industrial	3,038	27	3,081	59
Residential 1-4 Family - Commercial	6,125	29	5,848	56
Residential 1-4 Family - Consumer	19,830	50	19,939	187
Residential 1-4 Family - Revolving	3,489	38	3,506	78
Auto	493	—	520	1
Consumer	191	2	195	3
Other Commercial	579	7	583	15
Total impaired loans	$60,489	$317	$60,813	$772

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

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructuring or a foreclosure and repossession of the applicable collateral occurs. During the three and six months ended June 30, 2019 the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the three and six months ended June 30, 2019 (dollars in thousands):

	All Restructurings
	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—	—	$—

Term modification, at a market rate
Residential 1-4 Family - Commercial	—	$—	1	$74
Residential 1-4 Family - Consumer	1	43	3	299
Consumer	—	—	1	9
Total loan term extended at a market rate	1	$43	5	$382

Term modification, below market rate
Residential 1-4 Family - Consumer	9	$483	14	$1,410
Consumer	—	—	1	6
Total loan term extended at a below market rate	9	$483	15	$1,416

Total	10	$526	20	$1,798

Allowance for Loan and Lease Losses

The following table shows the ALLL activity by class for the six months ended June 30, 2019. The table below includes the provision for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Six Months Ended June 30, 2019
	Allowance for loan losses
	Balance,	Recoveries	Loans	Provision	Balance,
	beginning of	credited to	charged	charged to	end of
	the year	allowance	off	operations	period
Construction and Land Development	$6,803	$97	$(800)	$(101)	$5,999
Commercial Real Estate - Owner Occupied	4,023	54	(231)	235	4,081
Commercial Real Estate - Non-Owner Occupied	8,865	92	—	654	9,611
Multifamily Real Estate	649	85	—	(70)	664
Commercial & Industrial	7,636	681	(1,858)	1,237	7,696
Residential 1-4 Family - Commercial	1,692	127	(267)	66	1,618
Residential 1-4 Family - Consumer	1,492	219	(37)	218	1,892
Residential 1-4 Family - Revolving	1,297	434	(523)	47	1,255
Auto	1,443	339	(703)	334	1,413
Consumer and all other(1)	7,145	1,238	(7,454)	7,305	8,234
Total	$41,045	$3,366	$(11,873)	$9,925	$42,463

(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the loan and ALLL balances based on impairment methodology by class as of December 31, 2019 (dollars in thousands):

	December 31, 2019
	Loans individually		Loans collectively		Loans acquired with
	evaluated for		evaluated for		deteriorated credit
	impairment		impairment		quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$6,861	$49	$1,233,119	$5,709	$10,944	$—	$1,250,924	$5,758
Commercial Real Estate - Owner Occupied	11,621	146	2,002,184	3,773	27,438	—	2,041,243	3,919
Commercial Real Estate - Non-Owner Occupied	3,845	2	3,267,688	9,541	14,565	—	3,286,098	9,543
Multifamily Real Estate	—	—	633,649	632	94	—	633,743	632
Commercial & Industrial	6,236	619	2,106,218	7,768	1,579	217	2,114,033	8,604
Residential 1-4 Family - Commercial	5,773	162	706,359	1,203	12,205	—	724,337	1,365
Residential 1-4 Family - Consumer	20,446	1,242	855,344	771	14,713	—	890,503	2,013
Residential 1-4 Family - Revolving	3,048	510	652,329	813	4,127	—	659,504	1,323
Auto	563	221	349,852	1,232	4	—	350,419	1,453
Consumer and all other(1)	730	76	658,390	7,608	1,012	—	660,132	7,684
Total loans held for investment, net	$59,123	$3,027	$12,465,132	$39,050	$86,681	$217	$12,610,936	$42,294

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of June 30, 2019 (dollars in thousands):

For the Six Months Ended June 30,
2019
Balance at beginning of period	$31,201
Additions	2,432
Accretion	(6,510)
Reclass of nonaccretable difference due to improvement in expected cash flows	716
Measurement period adjustment	2,629
Other, net (1)	2,182
Balance at end of period	$32,650
(1)	This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

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

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The COVID-19 pandemic has disrupted the economy and created significant volatility in the financial markets.  The volatility in the financial markets has adversely affected the Company’s expected future cash flows, due to the lower interest rate environment and other factors, and resulted in a decline in the market price of the Company’s common stock, along with others in the financial services industry. The Company performed its annual impairment testing in the second quarter of 2020 and, while the fair value of the reporting unit declined from the prior test, the Company determined that there was no impairment to its goodwill or intangible assets. In the normal course of business, the Company routinely monitors the impact of the changes in the financial markets and includes these assessments in the Company’s goodwill impairment process.

Amortization expense of intangibles for the three and six months ended June 30, 2020 totaled $4.2 million and $8.6 million, respectively; and for the three and six months ended June 30, 2019 totaled $4.9 million and $9.2 million, respectively.

As of June 30, 2020, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining six months of 2020	$7,920
2021	13,874
2022	11,490
2023	9,687
2024	7,818
Thereafter	14,316
Total estimated amortization expense	$65,105

6. LEASES

The Company enters into both lessor and lessee arrangements and determines if an arrangement is a lease at inception. As both a lessee and lessor, the Company elected the practical expedient permitted under the transition guidance within the standard to account for lease and non-lease components as a single lease component for all asset classes.

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment. Lease payment terms are fixed and are typically payable in monthly installments with terms ranging from 31 to 125 months. The lease arrangements may contain renewal options and purchase options that allow the lessee to purchase the leased equipment at the end of the lease term. The leases generally do not contain non-lease components. The Company has no lease transactions with related parties.

At lease inception the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In certain cases, the Company obtains lessee-provided residual value guarantees and third-party RVI to reduce its residual asset risk. At June 30, 2020 the carrying value of residual assets covered by residual value guarantees and RVI was $7.5 million.

The net investment in sales-type and direct financing leases consists of the carrying amount of the lease receivables plus unguaranteed residual assets, net of unearned income and any deferred selling profit on direct financing leases. The lease receivables include the lessor’s right to receive lease payments and the guaranteed residual asset value the lessor expects to derive from the underlying assets at the end of the lease term. At June 30, 2020, the total net investment in sales-type and direct financing leases was $81.3 million, comprised of $78.7 million in lease receivables and $2.6 million in unguaranteed residuals. There were no significant changes in the balance of the Company’s unguaranteed residual assets for the period ending June 30, 2020. The Company’s net investment in sales-type and direct financing leases are included in Loans Held for Investment (net of deferred fees and costs) on the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2020, total lease income was $290,000 and $340,000, and is recorded within Interest Income on the Company’s Consolidated Statements of Income. There was no lease income for the three and six months ended June 30, 2019.

Lessee Arrangements

The Company’s lessee arrangements consist of operating and finance leases; however the majority of the leases have been classified as non-cancellable operating leases and are primarily for real estate leases with remaining lease terms of up to 14 years. The Company’s real estate lease agreements do not contain residual value guarantees and most agreements do not contain restrictive covenants. The Company does not have any material arrangements where the Company is in a sublease contract.

Lessee arrangements with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheet. The ROU Assets and lease liabilities associated with operating and finance leases greater than twelve months are recorded in the Company’s Consolidated Balance Sheets; ROU Assets within Other Assets and lease liabilities within Other Liabilities. ROU Assets represent the Company’s right to use an underlying asset over the course of the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The initial measurement of lease liabilities and ROU Assets are the same for operating and finance leases. Lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments, discounted using the incremental borrowing rate. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU Assets are recognized at commencement date based on the initial measurement of the lease liability, any lease payments made excluding lease incentives, and any initial direct costs incurred. Most of the Company’s operating leases include one or more options to renew; however, the Company is not reasonably certain to exercise those options and therefore does not include the renewal options in the measurement of the operating ROU Assets and lease liabilities.

Lease expense for operating lease payments is recognized on a straight-line basis over the lease term and recorded in Occupancy Expense within noninterest expense on the Company’s Consolidated Statements of Income. Finance lease expenses consist of straight-line amortization expense of the ROU Assets recognized over the lease term and interest expense on the lease liability. Total finance lease expenses for the amortization of the ROU Assets are recorded in Occupancy Expense within noninterest expense on the Company’s Consolidated Statements of Income and interest expense on the finance lease liability is recorded in Interest Expense on Long-Term Borrowings within total interest expense on the Company’s Consolidated Statements of Income.

As of June 30, 2020, the Company had no sales leaseback transactions or leases that have not yet commenced that create significant rights and obligations.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information (dollars in thousands):

	June 30, 2020		December 31, 2019
	Operating	Finance	Operating
Right-of-use-assets	$53,208	$7,884	$54,941
Lease liabilities	63,523	10,559	66,052
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	7.00	8.58	7.36
Weighted-average discount rate (1)	2.43%	1.17%	2.69%
(1)	An incremental borrowing rate is used based on information available at commencement date of lease.

	Six months ended June 30,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$10	$-
Operating Cash Flows from Operating Leases	6,893	6,880
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,183	3,619
Finance leases	10,549	-

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net Operating Lease Cost	$2,928	$3,134	$5,847	$6,136
Finance Lease Cost:
Amortization of right-of-use assets	77	-	77	-
Interest on lease liabilities	10	-	10	-
Total Lease Cost	$3,015	$3,134	$5,934	$6,136

The maturities of lessor and lessee arrangements outstanding at June 30, 2020 are presented in the tables below (dollars in thousands):

	June 30, 2020
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining six months of 2020	$7,894	$6,526	$—
2021	16,216	12,182	1,261
2022	17,093	10,920	1,292
2023	15,503	9,958	1,325
2024	13,130	8,640	1,358
2025	4,310	6,296	1,392
Thereafter	10,548	15,088	4,515
Total undiscounted cash flows	84,694	69,610	11,143
Less: Adjustments (1)	5,996	6,087	584
Total (2)	$78,698	$63,523	$10,559
(1)	Lessor – unearned income and guaranteed residual value; Lessee – imputed interest.
(2)	Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements

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

Total short-term borrowings consist of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Securities sold under agreements to repurchase	$77,216	$66,053
Federal Funds Purchased	—	—
FHLB advances	—	370,200
Total short-term borrowings	$77,216	$436,253

Average outstanding balance during the period	$272,470	$673,116
Average interest rate (during the period)	1.13%	2.30%
Average interest rate at end of period	0.32%	1.52%

The Bank maintains federal funds lines with several correspondent banks, the remaining available balance was $972.0 million and $682.0 million at June 30, 2020 and December 31, 2019, respectively. The Company maintains an alternate line of credit at a correspondent bank, which had an available balance of $25.0 million at both June 30, 2020 and December 31, 2019. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with such covenants as of June 30, 2020. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $5.3 billion and $5.2 billion at June 30, 2020 and December 31, 2019, respectively.

Long-term Borrowings

In connection with several previous bank acquisitions, the Company issued and acquired trust preferred capital notes of $58.5 million and $87.0 million, respectively. Most recently, in connection with the acquisition of Access on February 1, 2019, the Company acquired additional trust preferred capital notes totaling $5.0 million. The remaining fair value discount on all acquired trust preferred capital notes was $14.5 million at June 30, 2020.

The trust preferred capital notes currently qualify for Tier 2 capital of the Company for regulatory purposes. The Company’s trust preferred capital notes consist of the following as of June 30, 2020:

	Trust
	Preferred
	Capital		Spread to
	Securities (1)	Investment (1)	3-Month LIBOR	Rate (2)	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500	$696	2.75%	3.05%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000	1,114	1.40%	1.70%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000	619	2.73%	3.03%	3/18/2034
FNB Statutory Trust II Indenture	12,000	372	3.10%	3.40%	6/26/2033
Gateway Capital Statutory Trust I	8,000	248	3.10%	3.40%	9/17/2033
Gateway Capital Statutory Trust II	7,000	217	2.65%	2.95%	6/17/2034
Gateway Capital Statutory Trust III	15,000	464	1.50%	1.80%	5/30/2036
Gateway Capital Statutory Trust IV	25,000	774	1.55%	1.85%	7/30/2037
MFC Capital Trust II	5,000	155	2.85%	3.15%	1/23/2034
Total	$150,500	$4,659
(1)	The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.
(2)	Rate as of June 30, 2020.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with an initial fixed interest rate of 5.00% through December 15, 2021. The interest rate then changes to a floating rate of LIBOR plus 3.175% through its maturity date on December 15, 2026. In connection with the acquisition of Xenith on January 1, 2018, the Company acquired $8.5 million of subordinated notes with a fair value premium of $259,000, which had been fully amortized at June 30, 2020. The acquired subordinated notes have a fixed interest rate of 6.75% and a maturity date of June 30, 2025. At  June 30, 2020 and December 31, 2019, the contractual principal reported for subordinated notes was $158.5 million; remaining issuance discount as of June 30, 2020 and December 31, 2019 is $1.3 million and $1.4 million, respectively. The subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with the acquired subordinated notes and was considered to be in compliance with these covenants as of June 30, 2020.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances which was deferred and to be amortized over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings on the Company’s Consolidated Statements of Income and was $502,000 and $994,000 for the three and six months ended June 30, 2019, respectively. On August 29, 2019, the Company repaid the floating rate FHLB advances.

As of June 30, 2020, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

	Spread to
	3-Month	Interest
Long-term Type	LIBOR	Rate (1)(2)	Maturity Date	Advance Amount
Convertible Flipper	(0.75)%	—%	8/17/2029	$50,000
Convertible Flipper	(0.75)%	—%	5/22/2029	150,000
Convertible Flipper	(0.75)%	—%	5/30/2029	50,000
Convertible Flipper	(0.75)%	—%	6/21/2029	100,000
Fixed Rate Convertible	-	1.78%	10/26/2028	200,000
Fixed Rate Credit	-	1.54%	10/2/2020	10,000
				$560,000
(1)	Interest rates calculated using non-rounded numbers.
(2)	Convertible Flippers have interest rate floor of 0%

As of December 31, 2019, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

	Spread to
	3-Month	Interest
Long-term Type	LIBOR	Rate (1)(2)	Maturity Date	Advance Amount
Convertible Flipper	(0.75)%	1.16%	8/17/2029		$50,000
Convertible Flipper	(0.50)%	1.41%	5/15/2024		200,000
Convertible Flipper	(0.75)%	1.16%	5/22/2029		150,000
Convertible Flipper	(0.75)%	1.16%	5/30/2029		50,000
Convertible Flipper	(0.75)%	1.16%	6/21/2029		100,000
Fixed Rate Convertible	-	1.78%	10/26/2028		200,000
Fixed Rate Hybrid	-	1.58%	5/18/2020		20,000
Fixed Rate Credit	-	1.54%	10/2/2020		10,000
					$780,000
(1)	Interest rates calculated using non-rounded numbers.
(2)	Convertible Flippers have interest rate floor of 0%

For information on the carrying value of loans and securities pledged as collateral on FHLB advances as of June 30, 2020 and December 31, 2019, refer to Note 8 "Commitments and Contingencies."

During the second quarter of 2020, in connection with the loans originated as part of the PPP, the Company borrowed under the Federal Reserve’s PPPLF. Under the terms of the PPPLF, the Company can borrow funds which are secured by the Company’s PPP loans. As of June 30, 2020, the Company’s outstanding advances under the PPPLF were $189.9 million. The interest rate on the advances is fixed at a rate of 0.35% through the advance maturities in April 2022. The Company’s available borrowing capacity under the PPPLF as of June 30, 2020 was $1.5 billion.

As of June 30, 2020, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred				Fair Value
	Capital	Subordinated	PPPLF	FHLB	Premium	Total Long-term
	Notes	Debt	Advances	Advances	(Discount) (1)	Borrowings
For the remaining six months of 2020	$—	$—	$—	$10,000	$(456)	$9,544
2021	—	—	—	—	(1,008)	(1,008)
2022	—	—	189,941	—	(1,030)	188,911
2023	—	—	—	—	(1,053)	(1,053)
2024	—	—	—	—	(1,078)	(1,078)
Thereafter	155,159	158,500	—	550,000	(11,161)	852,498
Total long-term borrowings	$155,159	$158,500	$189,941	$560,000	$(15,786)	$1,047,814
(1)	Includes discount on issued subordinated notes.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss and funding information, current and future economic conditions, risk ratings, and past due status among other factors in the consideration of expected credit losses in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve that includes balances relating to mortgage loans previously sold based on historical statistics and loss rates. As of June 30, 2020 and December 31, 2019, the Company’s reserves for off-balance sheet credit risk and indemnification were $12.9 million and $2.6 million, respectively.

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

The following table presents the balances of commitments and contingencies (dollars in thousands):

	June 30, 2020	December 31, 2019
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$4,968,910	$4,691,272
Standby letters of credit	161,958	209,658
Total commitments with off-balance sheet risk	$5,130,868	$4,900,930
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

As of June 30, 2020, the Company had approximately $342.9 million in deposits in other financial institutions, of which $271.6 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $68.2 million in deposits in other financial institutions that were uninsured at June 30, 2020. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. Refer to Note 9 “Derivatives” for additional information.

As part of the Company’s liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at June 30, 2020 and December 31, 2019 (dollars in thousands):

	Pledged Assets as of June 30, 2020
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$454,733	$432,310	$—	$887,043
Repurchase agreements	—	93,551	—	—	93,551
FHLB advances	—	57,534	—	4,193,380	4,250,914
Derivatives	271,551	1,033	—	—	272,584
Fed Funds	—	—	—	319,068	319,068
PPP Loans	—	—	—	189,941	189,941
Other purposes	—	127,384	8,901	—	136,285
Total pledged assets	$271,551	$734,235	$441,211	$4,702,389	$6,149,386

(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2019
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$467,266	$292,096	$—	$759,362
Repurchase agreements	—	79,299	7,602	—	86,901
FHLB advances	—	63,812	—	3,846,934	3,910,746
Derivatives	116,839	1,260	—	—	118,099
Fed Funds	—	—	—	292,738	292,738
Other purposes	—	122,358	10,654	—	133,012
Total pledged assets	$116,839	$733,995	$310,352	$4,139,672	$5,300,858

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

The Company assesses the effectiveness of each hedging relationship on a periodic basis using statistical regression analysis. The Company also measures the ineffectiveness of each hedging relationship using the change in variable cash flows method which compares the cumulative changes in cash flows of the hedging instrument relative to cumulative changes in the hedged item’s cash flows. In accordance with ASC 815, Derivatives and Hedging, the effective portions of the derivatives’ unrealized gains or losses are recorded as a component of other comprehensive income. For the period ended December 31, 2019, the Company’s cash flow hedges were highly effective.

The Company did not have any derivatives designated as cash flow hedges outstanding at June 30, 2020.

Fair Value Hedge

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At June 30, 2020 and December 31, 2019, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $77.2 million and $83.1 million, respectively, and the fair value of the related hedged items was an unrealized loss of $6.2 million and $2.0 million, respectively.

AFS Securities: The Company has entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate available for sale securities. At June 30, 2020 and December 31, 2019, the aggregate notional amount of the related hedged items of the AFS securities totaled $50 million and the fair value of the related hedged items was an unrealized loss of $8.3 million and $4.1 million, respectively.

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

The following table summarizes key elements of the Company’s derivative instruments as of June 30, 2020 and December 31, 2019, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	June 30, 2020			December 31, 2019
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$—	$—	$—	$100,000	$—	$1,147
Fair value hedges	127,172	—	14,530	133,078	182	6,256
Derivatives not designated as accounting hedges:
Loan Swaps :
Pay fixed - receive floating interest rate swaps	2,064,653	—	194,707	1,575,149	753	53,592
Pay floating - receive fixed interest rate swaps	2,064,653	194,707	—	1,575,149	53,592	753

(1)	Notional amounts are not recorded on the Company’s Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.
(2)	Balances represent fair value of derivative financial instruments.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$191,589	$8,309	$206,799	$4,072
Loans	77,172	6,131	83,078	1,972

(1)	These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2020 and December 31, 2019, the amortized cost basis of this portfolio was $192 million and $207 million, respectively and the cumulative basis adjustment associated with this hedge was $8.3 million and $4.1 million, respectively. The amount of the designated hedged item was $50 million.
(2)	Carrying value represents amortized cost.

10. STOCKHOLDERS’ EQUITY

Series A Preferred Stock

On June 9, 2020, the Company issued and sold 6,900,000 depositary shares, each representing a 1/400th ownership interest in a share of its 6.875% Perpetual Non-Cumulative Preferred Stock, Series A (the “Series A preferred stock”), with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share), including 900,000 depositary shares pursuant to the exercise in full by the underwriters of their option to purchase additional depositary shares. The total net proceeds to the Company were approximately $166.4 million, after deducting the underwriting discount and other offering expenses payable by the Company. The Company intends to use the net proceeds of the offering for general corporate purposes in the ordinary course of its business. General corporate purposes may include repayment of debt, loan funding, acquisitions, additions to working capital, capital expenditures and investments in the Company’s subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - March 31, 2020	$51,035	$70	$—	$(2,776)	$48,329
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	21,019	—	—	—	21,019
Amounts reclassified from AOCI into earnings	(8,168)	(5)	—	129	(8,044)
Net current period other comprehensive income (loss)	12,851	(5)	—	129	12,975
Balance - June 30, 2020	$63,886	$65	$—	$(2,647)	$61,304

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - December 31, 2019	$37,877	$75	$(782)	$(1,595)	$35,575
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	35,706	—	(699)	(1,289)	33,718
Amounts reclassified from AOCI into earnings	(9,697)	(10)	1,481	237	(7,989)
Net current period other comprehensive income (loss)	26,009	(10)	782	(1,052)	25,729
Balance - June 30, 2020	$63,886	$65	$—	$(2,647)	$61,304

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

Derivative instruments

As discussed in Note 9 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No material differences were identified during the validation as of June 30, 2020 and December 31, 2019. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of June 30, 2020 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2020 and December 31, 2019.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 (dollars in thousands):

	Fair Value Measurements at June 30, 2020 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$14,646	$—	$14,646
Obligations of states and political subdivisions	—	539,527	—	539,527
Corporate and other bonds(1)	—	131,350	—	131,350
Mortgage-backed securities	—	1,330,542	—	1,330,542
Other securities	—	3,099	—	3,099
Loans held for sale	—	55,067	—	55,067
Derivatives:
Interest rate swap	—	194,707	—	194,707

LIABILITIES
Derivatives:
Interest rate swap	$—	$194,707	$—	$194,707
Fair value hedges	—	14,530	—	14,530
(1)	Other bonds include asset-backed securities.

	Fair Value Measurements at December 31, 2019 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$21,320	$—	$21,320
Obligations of states and political subdivisions	—	447,091	—	447,091
Corporate and other bonds(1)	—	135,959	—	135,959
Mortgage-backed securities	—	1,337,996	—	1,337,996
Other securities	—	3,079	—	3,079
Loans held for sale	—	55,405	—	55,405
Derivatives:
Interest rate swap	—	54,345	—	54,345
Fair value hedges	—	182	—	182

LIABILITIES
Derivatives:
Interest rate swap	$—	$54,345	$—	$54,345
Cash flow hedges	—	1,147	—	1,147
Fair value hedges	—	6,256	—	6,256
(1)	Other bonds include asset-backed securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to foreclosed properties, former bank premises, and collateral-dependent loans that are individually assessed. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The assets for which a nonrecurring fair value measurement was recorded during the period ended June 30, 2020 and December 31, 2019 was $6.4 million and $11.9 million, respectively. The nonrecurring valuation adjustments for these assets did not have a material impact on the Company’s consolidated financial statements.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2020 and December 31, 2019. The Company’s level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2020.

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

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2020 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$842,020	$842,020	$—	$—	$842,020
AFS securities	2,019,164	—	2,019,164	—	2,019,164
HTM securities	547,561	—	600,146	13,283	613,429
Restricted stock	105,832	—	105,832	—	105,832
Loans held for sale	55,067	—	55,067	—	55,067
Net loans	14,138,669	—	—	13,970,248	13,970,248
Derivatives:
Interest rate swap	194,707	—	194,707	—	194,707
Accrued interest receivable	62,330	—	62,330	—	62,330
BOLI	327,075	—	327,075	—	327,075

LIABILITIES
Deposits	$15,605,139	$—	$15,653,360	$—	$15,653,360
Borrowings	1,125,030	—	1,093,558	—	1,093,558
Accrued interest payable	4,495	—	4,495	—	4,495
Derivatives:
Interest rate swap	194,707	—	194,707	—	194,707
Fair value hedges	14,530	—	14,530	—	14,530

	Fair Value Measurements at December 31, 2019 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$436,032	$436,032	$—	$—	$436,032
AFS securities	1,945,445	—	1,945,445	—	1,945,445
HTM securities	555,144	—	585,820	17,683	603,503
Restricted stock	130,848	—	130,848	—	130,848
Loans held for sale	55,405	—	55,405	—	55,405
Net loans	12,568,642	—	—	12,449,505	12,449,505
Derivatives:
Interest rate swap	54,345	—	54,345	—	54,345
Fair value hedges	182	—	182	—	182
Accrued interest receivable	52,721	—	52,721	—	52,721
BOLI	322,917	—	322,917	—	322,917

LIABILITIES
Deposits	$13,304,981	$—	$13,349,943	$—	$13,349,943
Borrowings	1,513,748	—	1,479,606	—	1,479,606
Accrued interest payable	6,108	—	6,108	—	6,108
Derivatives:
Interest rate swap	54,345	—	54,345	—	54,345
Cash flow hedges	1,147	—	1,147	—	1,147
Fair value hedges	6,256	—	6,256	—	6,256

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

Noninterest income disaggregated by major source, for the three and six months ended June 30, 2020 and 2019, consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$3,245	$6,045	$9,010	$11,827
Maintenance fees & other	1,685	1,454	3,498	2,829
Other service charges, commissions, and fees (1)	1,354	1,702	2,978	3,367
Interchange fees(1)	1,697	5,612	3,321	10,656
Fiduciary and asset management fees (1):
Trust asset management fees	2,470	1,976	5,298	3,315
Registered advisor management fees	2,091	2,825	4,178	5,701
Brokerage management fees	954	897	2,023	1,736
Mortgage banking income	5,826	2,785	7,847	4,240
Gains (losses) on securities transactions	10,339	51	12,275	202
Bank owned life insurance income	2,027	2,075	4,076	4,129
Loan-related interest rate swap fees	5,484	3,716	9,432	5,176
Other operating income (2)	(1,240)	1,440	902	2,337
Total noninterest income (3)	$35,932	$30,578	$64,838	$55,515

(1)   Income within scope of Topic 606.

(2)    Includes income within the scope of Topic 606 of $645,000 and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $1.2 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively. The remaining balance is outside the scope of Topic 606.

(3)   Noninterest income for the discontinued mortgage segment is reported in Note 14 "Segment Reporting & Discontinued Operations."

13. EARNINGS PER SHARE

Basic EPS is computed by dividing net income to common shareholders, after deducting dividends on preferred stock by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

The following table presents EPS from continuing operations, discontinued operations and total net income available to common shareholders for the three and six months ended June 30, 2020 and 2019 (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income:
Income from continuing operations	$30,709	$48,908	$37,798	$84,623
Income (loss) from discontinued operations	—	(85)	—	(170)
Net income available to common shareholders	$30,709	$48,823	$37,798	$84,453

Weighted average shares outstanding, basic	78,712	82,062	79,001	79,283
Dilutive effect of stock awards and warrants	11	63	19	62
Weighted average shares outstanding, diluted	78,723	82,125	79,020	79,345

Basic EPS:
EPS from continuing operations	$0.39	$0.59	$0.48	$1.06
EPS from discontinued operations	—	—	—	—
EPS available to common shareholders	$0.39	$0.59	$0.48	$1.06

Diluted EPS:
EPS from continuing operations	$0.39	$0.59	$0.48	$1.06
EPS from discontinued operations	—	—	—	—
EPS available to common shareholders	$0.39	$0.59	$0.48	$1.06

14. SEGMENT REPORTING & DISCONTINUED OPERATIONS

On May 23, 2018, the Bank announced that it had entered into an agreement with a third-party mortgage company TFSB to allow TFSB to offer residential mortgages from certain Bank locations on the terms and conditions set forth in the agreement. Concurrently with that arrangement, the Bank began the process of winding down the operations of UMG, the Company’s reportable mortgage segment. Effective at the close of business June 1, 2018, UMG was no longer originating mortgages in its name. The decision to wind down the operations of UMG was based on a number of strategic priorities and other factors, including the additional investment in the business required to achieve the necessary scale to be competitive. As a result of this decision, the community bank segment is the only remaining reportable segment and does not require separate reporting disclosures.

On May 30, 2019, the Bank notified TFSB that the Bank was terminating its primary agreement with TFSB and will no longer allow TFSB to offer residential mortgages from Bank locations. UMG operations remain discontinued, although the Company continues to offer residential mortgages through a division of the Bank.

As of and for the three and six months ended June 30, 2020, the assets and liabilities, as well as the operating results, of the discontinued mortgage segment were not considered material. As of December 31, 2019, the Company’s Consolidated Balance Sheets included assets and liabilities from discontinued operations of $668,000 and $640,000, respectively. Management believes there are no material on-going obligations with respect to UMG’s business that have not been recorded in the Company’s consolidated financial statements.

The following table presents summarized operating results of the discontinued mortgage segment for the three and six months ended June 30, 2019 (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Net interest income	$—	$—
Provision for credit losses	—	—
Net interest income after provision for credit losses	—	—
Noninterest income	—	1
Noninterest expenses	114	230
Income before income taxes	(114)	(229)
Income tax expense (benefit)	(29)	(59)
Net income (loss) on discontinued operations	$(85)	$(170)

15. SUBSEQUENT EVENTS

On July 24, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share of common stock. The common stock dividend amount is the same as that paid in the prior quarter and the third quarter of 2019. The common stock dividend is payable on August 21, 2020 to common shareholders of record as of August 7, 2020.

The Board also declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $156.60 per share (equivalent to $0.39 per outstanding depositary share) is payable on September 1, 2020 to preferred shareholders of record as of August 14, 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation (the Company) as of June 30, 2020, the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2020 and 2019, the consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 4, 2020

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	changes in interest rates;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth, including as a result of the COVID-19 pandemic;
●	the quality or composition of the loan or investment portfolios and changes therein;
●	demand for loan products and financial services in the Company’s market area;
●	the Company’s ability to manage its growth or implement its growth strategy;
●	expense reduction plans, including planned branch consolidations;
●	the introduction of new lines of business or new products and services;
●	the Company’s ability to recruit and retain key employees;
●	the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets;
●	real estate values in the Bank’s lending area;
●	an insufficient ACL;
●	changes in accounting principles relating to CECL;
●	the Company’s liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;
●	the Company’s ability to compete in the market for financial services;
●	technological risks and developments, and cyber threats, attacks, or events;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (such as the COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth;
●	the effect of steps the Company takes in response to the COVID-19 pandemic, the severity and duration of the pandemic, including whether there is a “second wave” as a result of the loosening of governmental restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein;
●	performance by the Company’s counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements, including the impact of the CARES Act and other legislative and regulatory reactions to COVID-19;
●	potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to COVID-19, including, among other things, the CARES Act;
●	legislative or regulatory changes and requirements;
●	the effects of changes in federal, state or local tax laws and regulations;
●	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	changes to applicable accounting principles and guidelines; and
●	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s 2019 Form 10-K and comparable sections of this Quarterly Report and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to in this Quarterly Report. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

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

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT ADOPTED)

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance was issued to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company evaluated the impacts from this standard and does not expect a material financial statement impact.

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

On May 20, 2019, the Company re-branded to Atlantic Union Bankshares Corporation and successfully completed the integration of Access National Bank branches and operations into Atlantic Union Bank. Rebranding-related costs amounted to $4.0 million and $4.4 million during the three and six months ended June 30, 2019, respectively. There were no rebranding costs during the six months ended June 30, 2020.

On January 1, 2020, the Company adopted ASC 326, which resulted in an increase of $51.7 million in the ACL on January 1, 2020. The impact of the worsening economic forecast related to COVID-19 subsequent to the adoption of ASC 326 further increased the ACL by $86.1 million to $181.0 million at June 30, 2020. The ACL included an ALLL of $170.0 million and an RUC of $11.0 million at June 30, 2020.

On June 9, 2020, the Company announced the closing of an offering of 6,900,000 depositary shares, each representing a 1/400th ownership interest in a share of its Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share), including 900,000 depositary shares pursuant to the exercise in full by the underwriters of their option to purchase additional depositary shares. The total net proceeds to the Company were approximately $166.4 million, after deducting the underwriting discount and other offering expenses payable by the Company. The Company intends to use the net proceeds of the offering for general corporate purposes in the ordinary course of its business. General corporate purposes may include repayment of debt, loan funding, acquisitions, additions to working capital, capital expenditures and investments in the Company’s subsidiaries.

During the second quarter of 2020, the Company undertook several actions, including a planned consolidation of 14 branches expected to occur in September, to reduce expenses in light of the current and expected operating environment. These actions resulted in expenses during the second quarter of $1.8 million of severance costs and also $1.6 million related to the real estate write-downs.

Second Quarter Net Income and Performance Metrics

●	Net income was $30.7 million and EPS was $0.39 for the second quarter of 2020 compared to net income of $48.8 million and EPS of $0.59 for the second quarter of 2019.
●	Pre-tax pre-provision earnings(1), which exclude provision for credit losses, merger and rebranding-related costs, and income tax expense, were $70.4 million ($0.89 per share) for the second quarter of 2020 compared to $73.9 million ($0.90 per share) for the second quarter of 2019.

Six Month Net Income and Performance Metrics

●	Net income was $37.8 million and EPS was $0.48 for the six months ended June 30, 2020 compared to net income of $84.5 million and EPS of $1.06 for the six months ended June 30, 2019.
●	Pre-tax pre-provision earnings(1) were $138.7 million ($1.76 per share) for the six months ended June 30, 2020 compared to $138.1 million ($1.74 per share) for the six months ended June 30, 2019.

Balance Sheet

●	Loans held for investment (net of deferred fees and costs) were $14.3 billion at June 30, 2020, an increase of $1.7 billion, or 27.1% (annualized), from December 31, 2019. Excluding the impact of the PPP(1), loans held for investment grew $99.0 million, or 1.6% (annualized).
●	Total deposits were $15.6 billion at June 30, 2020, an increase of $2.3 million, or 34.8% (annualized), from December 31, 2019.

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

In December 2019, COVID-19 was reported in Wuhan, China. The WHO declared the COVID-19 outbreak to constitute a Public Health Emergency of International Concern on January 30, 2020. Over the course of the first quarter of 2020, COVID-19 has developed into a worldwide outbreak and, on March 11, 2020, the WHO characterized COVID-19 as a pandemic. On March 13, 2020, the President of the United States issued a proclamation declaring a national state of emergency in response to COVID-19. During the final two weeks of March 2020, the governors of multiple U.S. states, including Virginia, where the Company has its principal place of business, issued stay-at-home orders that directed the closing of non-essential businesses and restricted public gatherings. Recently, businesses have begun to re-open in many areas of the United States under government social distancing and other restrictions. As such, the COVID-19 pandemic may continue to be a significant health concern in the Company’s areas of operation, the United States and across the globe.

The pandemic is having a wide range of economic impacts, involving the possibility of an extended economic recession. The pandemic has severely disrupted supply chains and adversely affected production, demand, sales, and employee productivity across a range of industries. It has dramatically increased unemployment in the Company’s areas of operation and nationally. It is expected that the national economy and economies in the Company’s areas of operations will continue to be affected throughout fiscal year 2020, despite the fact that businesses have recently begun to re-open. In addition, the pandemic may have social and other impacts that are not yet known but may affect the Company’s customers, employees, and vendors. These events have adversely affected the Company’s operations during the first six months of 2020 and are expected to impact its business, financial condition, and results of operations throughout fiscal year 2020. The duration, nature, and severity of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration, spread, and severity of the outbreak, the pandemic’s impact on its customers, employees, and vendors and the nature and effect of past and future federal and state governmental and private sector responses to the pandemic, all of which are uncertain and cannot be predicted. New information may emerge concerning the severity of the outbreak and the actions taken to contain COVID-19 or treat its impact may change or become more restrictive if a “second wave” of infections occurs as a result of the loosening of governmental restrictions.

Future developments with respect to COVID-19 remain highly uncertain and cannot be predicted and new information may emerge concerning the nature and severity of the outbreak, short- and long-term health impacts, the actions to contain the outbreak or treat its impact, and unforeseen effects of the pandemic, among others. Other national health concerns, including the outbreak of other contagious diseases or pandemics, may adversely affect the Company in the future.

The Bank has been participating in the SBA PPP under the CARES Act, which was intended to provide economic relief to small businesses that have been adversely impacted by COVID-19. The Bank secured funding through the SBA PPP for more than 11,000 loans, totaling approximately $1.7 billion. As of June 30, 2020, the recorded investment of these loans was approximately $1.6 billion.

Loans under the PPP generally have a two-year term, earn interest at 1.00%, and are forgivable to the extent that the proceeds are used for payroll costs and other qualifying expenses in accordance with the terms of the program. Lenders participating in the program are scheduled to receive loan processing fees from the SBA ranging from 1.00% to 5.00% of the initial principal amount of the loan. Beginning in the third quarter of 2020, the Bank will work with these borrowers and the SBA to achieve forgiveness and repayment of these loans.

The Bank has also implemented a short-term loan modification program that is intended to provide temporary relief for certain of our borrowers who expected to be or may have already been adversely affected by the outbreak of COVID-19 by providing short-term deferrals of loan payments on amortizing loans. The Bank offered a three- to six-month full payment deferral option or a three- to six-month interest-only payment option. In accordance with interagency regulatory guidance issued in March 2020, these short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance. As of June 30, 2020 approximately $1.6 billion remain under their modified terms.

The Bank has not registered as a lender under the MSLP but continues to monitor developments related thereto.

Net Interest Income

	For the Three Months Ended
	June 30,
	2020	2019	Change

	(Dollars in thousands)
Average interest-earning assets	$17,106,132	$15,002,726	$2,103,406
Interest and dividend income	$162,867	$181,125	$(18,258)
Interest and dividend income (FTE) (1)	$165,672	$184,045	$(18,373)
Yield on interest-earning assets	3.83%	4.84%	(101)	bps
Yield on interest-earning assets (FTE) (1)	3.90%	4.92%	(102)	bps
Average interest-bearing liabilities	$12,286,362	$11,402,418	$883,944
Interest expense	$25,562	$42,531	$(16,969)
Cost of interest-bearing liabilities	0.84%	1.50%	(66)	bps
Cost of funds	0.61%	1.14%	(53)	bps
Net interest income	$137,305	$138,594	$(1,289)
Net interest income (FTE) (1)	$140,110	$141,514	$(1,404)
Net interest margin	3.23%	3.71%	(48)	bps
Net interest margin (FTE) (1)	3.29%	3.78%	(49)	bps

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the second quarter of 2020, net interest income was $137.3 million, a decrease of $1.3 million from the second quarter of 2019. For the second quarter of 2020, net interest income (FTE) was $140.1 million, a decrease of $1.4 million from the second quarter of 2019. The decreases in both net interest income and net interest income (FTE) were primarily driven by lower yields and lower purchased loan discount accretion. Net accretion related to acquisition accounting decreased $1.5 million from the second quarter of 2019 to $6.3 million in the second quarter of 2020. In the second quarter of 2020, net interest margin decreased 48 basis points to 3.23% from 3.71% in the second quarter of 2019, and net interest margin (FTE) decreased 49 basis points compared to the second quarter of 2019. The net decline in net interest margin and net interest margin (FTE) measures were primarily driven by a decrease in the yield on interest-earning assets, partially offset by a smaller decrease in cost of funds. The decline in the Company’s earning asset yields was driven by the impact of lower yielding PPP loans originated during the second quarter of 2020 and the impact of the lower interest rate environment. The cost of funds decline was driven by lower deposit costs and wholesale borrowing costs driven by lower market interest rates and a favorable funding mix.

	For the Six Months Ended
	June 30,
	2020	2019	Change

	(Dollars in thousands)
Average interest-earning assets	$16,334,901	$14,450,057	$1,884,844
Interest and dividend income	$334,193	$346,777	$(12,584)
Interest and dividend income (FTE) (1)	$339,755	$352,445	$(12,690)
Yield on interest-earning assets	4.11%	4.84%	(73)	bps
Yield on interest-earning assets (FTE) (1)	4.18%	4.92%	(74)	bps
Average interest-bearing liabilities	$12,076,932	$11,105,042	$971,890
Interest expense	$61,880	$80,636	$(18,756)
Cost of interest-bearing liabilities	1.03%	1.46%	(43)	bps
Cost of funds	0.76%	1.13%	(37)	bps
Net interest income	$272,313	$266,141	$6,172
Net interest income (FTE) (1)	$277,875	$271,809	$6,066
Net interest margin	3.35%	3.71%	(36)	bps
Net interest margin (FTE) (1)	3.42%	3.79%	(37)	bps

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the first six months of 2020, net interest income was $272.3 million, an increase of $6.2 million from the same period of 2019. For the first six months of 2020, net interest income (FTE) was $277.9 million, an increase of $6.1 million from the same period of 2019. The increases in both net interest income and net interest income (FTE) were primarily driven by higher average loan balances and higher purchased loan discount accretion. Net accretion related to acquisition accounting increased $2.2 million from the first six months of 2019 to $15.8 million in the first six months of 2020. In the first six months of 2020, net interest margin decreased 36 basis points to 3.35% from 3.71% in the first six months of 2019, and net interest margin (FTE) decreased 37 basis points compared to the first six months of 2019. The net decline in net interest margin and net interest margin (FTE) measures were primarily driven by a decrease in the yield on interest-earning assets, partially offset by a smaller decrease in cost of funds. The decline in the Company’s earning asset yields was driven by the impact of lower yielding PPP loans originated during the second quarter of 2020 and the impact of the lower interest rate environment. The cost of funds decline was driven by lower deposit costs and wholesale borrowing costs driven by lower market interest rates and a favorable funding mix.

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

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2020			2019
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,626,426	$11,267	2.79%	$1,705,977	$13,333	3.13%
Tax-exempt	1,022,541	10,394	4.09%	1,032,551	10,646	4.14%
Total securities	2,648,967	21,661	3.29%	2,738,528	23,979	3.51%
Loans, net (3) (4)	13,957,711	143,339	4.13%	12,084,961	158,935	5.28%
Other earning assets	499,454	672	0.54%	179,237	1,131	2.53%
Total earning assets	17,106,132	$165,672	3.90%	15,002,726	$184,045	4.92%
Allowance for credit losses	(150,868)			(41,174)
Total non-earning assets	2,201,974			2,035,979
Total assets	$19,157,238			$16,997,531
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$7,474,210	$7,303	0.39%	$6,215,912	$16,139	1.04%
Regular savings	799,890	123	0.06%	776,683	416	0.21%
Time deposits (5)	2,667,268	12,435	1.88%	2,562,498	12,254	1.92%
Total interest-bearing deposits	10,941,368	19,861	0.73%	9,555,093	28,809	1.21%
Other borrowings (6)	1,344,994	5,701	1.70%	1,847,325	13,722	2.98%
Total interest-bearing liabilities	12,286,362	$25,562	0.84%	11,402,418	$42,531	1.50%
Noninterest-bearing liabilities:
Demand deposits	4,019,018			2,898,609
Other liabilities	361,889			206,455
Total liabilities	16,667,269			14,507,482
Stockholders' equity	2,489,969			2,490,049
Total liabilities and stockholders' equity	$19,157,238			$16,997,531
Net interest income		$140,110			$141,514
Interest rate spread			3.06%			3.42%
Cost of funds			0.61%			1.14%
Net interest margin			3.29%			3.78%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21% .

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $6.4 million and $7.7 million for the three months ended June 30, 2020 and 2019, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $34,000 and $213,000 the three months ended June 30, 2020 and 2019, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $140,000 and $70,000 for the three months ended June 30, 2020 and 2019, respectively, in amortization of the fair market value adjustments related to acquisitions.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2020			2019
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,645,438	$22,895	2.80%	$1,683,702	$26,400	3.16%
Tax-exempt	989,764	20,152	4.09%	1,008,534	20,769	4.15%
Total securities	2,635,202	43,047	3.29%	2,692,236	47,169	3.53%
Loans, net (3) (4)	13,275,817	294,652	4.46%	11,608,821	303,434	5.27%
Other earning assets	423,882	2,056	0.98%	149,000	1,842	2.49%
Total earning assets	16,334,901	$339,755	4.18%	14,450,057	$352,445	4.92%
Allowance for loan losses	(120,505)			(42,083)
Total non-earning assets	2,144,183			1,944,248
Total assets	$18,358,579			$16,352,222
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$7,203,777	$21,824	0.61%	$6,086,277	$30,509	1.01%
Regular savings	766,232	281	0.07%	755,105	817	0.22%
Time deposits (5)	2,711,384	26,270	1.95%	2,444,513	21,913	1.81%
Total interest-bearing deposits	10,681,393	48,375	0.91%	9,285,895	53,239	1.16%
Other borrowings (6)	1,395,539	13,505	1.95%	1,819,147	27,397	3.04%
Total interest-bearing liabilities	12,076,932	$61,880	1.03%	11,105,042	$80,636	1.46%
Noninterest-bearing liabilities:
Demand deposits	3,472,228			2,678,641
Other liabilities	321,612			188,705
Total liabilities	15,870,772			13,972,388
Stockholders' equity	2,487,807			2,379,834
Total liabilities and stockholders' equity	$18,358,579			$16,352,222
Net interest income		$277,875			$271,809
Interest rate spread			3.15%			3.46%
Cost of funds			0.76%			1.13%
Net interest margin			3.42%			3.79%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $16.0 million and $13.2 million for the six months ended June 30, 2020 and 2019, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $84,000 and $505,000 the six months ended June 30, 2020 and 2019, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $278,000 and $140,000 for the six months ended June 30, 2020 and 2019, respectively, in amortization of the fair market value adjustments related to acquisitions.

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

	Three Months Ended			Six Months Ended
	June 30, 2020 vs. June 30, 2019			June 30, 2020 vs. June 30, 2019
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(601)	$(1,465)	$(2,066)	$(588)	$(2,917)	$(3,505)
Tax-exempt	(102)	(150)	(252)	(384)	(233)	(617)
Total securities	(703)	(1,615)	(2,318)	(972)	(3,150)	(4,122)
Loans, net (1)	22,394	(37,990)	(15,596)	40,367	(49,149)	(8,782)
Other earning assets	914	(1,373)	(459)	1,841	(1,627)	214
Total earning assets	$22,605	$(40,978)	$(18,373)	$41,236	$(53,926)	$(12,690)
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$2,946	$(11,782)	$(8,836)	$5,262	$(13,947)	$(8,685)
Regular savings	13	(306)	(293)	12	(548)	(536)
Time Deposits (2)	494	(313)	181	2,505	1,852	4,357
Total interest-bearing deposits	3,453	(12,401)	(8,948)	7,779	(12,643)	(4,864)
Other borrowings (3)	(3,110)	(4,911)	(8,021)	(5,480)	(8,412)	(13,892)
Total interest-bearing liabilities	343	(17,312)	(16,969)	2,299	(21,055)	(18,756)
Change in net interest income	$22,262	$(23,666)	$(1,404)	$38,937	$(32,871)	$6,066

(1) The rate-related change in interest income on loans includes the impact of lower accretion of the acquisition-related fair market value adjustments of $1.2 million for the three month change, and higher accretion of $2.8 million for the six month change, respectively.

(2) The rate-related change in interest expense on deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $179,000 and $421,000 for the three-and-six-month change, respectively.

(3) The rate-related change in interest expense on other borrowings includes the impact of higher amortization of the acquisition-related fair market value adjustments of $70,000 and $138,000 for the three-and-six-month change, respectively.

The Company’s net interest margin (FTE) includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for the first and second quarters of 2019, and the first and second quarters of 2020 are reflected in the following table (dollars in thousands):

		Deposit	Borrowings
	Loan	Accretion	Accretion
	Accretion	(Amortization)	(Amortization)	Total
For the quarter ended March 31, 2019	$5,557	$292	$(70)	$5,779
For the quarter ended June 30, 2019	7,659	213	(70)	7,802
For the quarter ended March 31, 2020	9,528	50	(138)	9,440
For the quarter ended June 30, 2020	6,443	34	(140)	6,337

Noninterest Income

	For the Three Months Ended
	June 30,		Change
	2020	2019(1)	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,930	$7,499	$(2,569)	(34.3)%
Other service charges, commissions, and fees	1,354	1,702	(348)	(20.4)%
Interchange fees	1,697	5,612	(3,915)	(69.8)%
Fiduciary and asset management fees	5,515	5,698	(183)	(3.2)%
Mortgage banking income	5,826	2,785	3,041	109.2%
Gains on securities transactions	10,339	51	10,288	NM
Bank owned life insurance income	2,027	2,075	(48)	(2.3)%
Loan-related interest rate swap fees	5,484	3,716	1,768	47.6%
Other operating income	(1,240)	1,440	(2,680)	(186.1)%
Total noninterest income	$35,932	$30,578	$5,354	17.5%

NM – Not meaningful

(1) Amounts exclude discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Form 10-Q for further discussion regarding discontinued operations.

Noninterest income increased $5.4 million, or 17.5%, to $35.9 million for the quarter ended June 30, 2020 compared to $30.6 million for the quarter ended June 30, 2019. The increase in the second quarter of 2020 was primarily driven by a $10.3 million gain on sale of investment securities recorded in the quarter and an increase of $1.8 million in loan related interest rate swap income. In addition, mortgage banking income was higher by $3.0 million primarily due to increased mortgage loan refinance volumes due to the current low interest rate environment. Partially offsetting these increases was a decline in service charges on deposit accounts of $2.6 million primarily due to lower NSF and overdraft incident fees, $2.5 million in unrealized losses related to equity method investments due to the current economic environment related to COVID-19, and a decline of $3.9 million in interchange income primarily due to reduced debit card interchange transaction fees as a result of the Durbin Amendment, which was effective for the Company on July 1, 2019.

	For the Six Months Ended
	June 30,		Change
	2020	2019(1)	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$12,508	$14,656	$(2,148)	(14.7)%
Other service charges, commissions, and fees	2,978	3,367	(389)	(11.6)%
Interchange fees	3,321	10,656	(7,335)	(68.8)%
Fiduciary and asset management fees	11,499	10,752	747	6.9%
Mortgage banking income	7,847	4,240	3,607	85.1%
Gains on securities transactions	12,275	202	12,073	NM
Bank owned life insurance income	4,076	4,129	(53)	(1.3)%
Loan-related interest rate swap fees	9,432	5,176	4,256	82.2%
Other operating income	902	2,337	(1,435)	(61.4)%
Total noninterest income	$64,838	$55,515	$9,323	16.8%

NM – Not meaningful

(1) Amounts exclude discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Form 10-Q for further discussion regarding discontinued operations.

Noninterest income increased $9.3 million, or 16.8%, to $64.8 million for the six months ended June 30, 2020 compared to $55.5 million for the six months ended June 30, 2019. The increase was primarily driven by a $12.3 million gain on sale of investment securities and an increase of $4.3 million in loan related interest rate swap income. In addition, mortgage banking income was higher by $3.6 million primarily due to increased mortgage loan refinance volumes due to the current low interest rate environment. Partially offsetting these increases was a decline in service charges on deposit accounts of $2.1 million primarily due to lower NSF and overdraft incident fees, $1.6 million in unrealized losses related to equity method investments due to the current economic environment related to COVID-19, and a decline of $7.3 million in interchange income primarily due to reduced debit card interchange transaction fees as a result of the Durbin Amendment which was effective for the Company on July 1, 2019.

Noninterest Expense

	For the Three Months Ended
	June 30,		Change
	2020	2019(1)	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$49,896	$50,390	$(494)	(1.0)%
Occupancy expenses	7,224	7,534	(310)	(4.1)%
Furniture and equipment expenses	3,406	3,542	(136)	(3.8)%
Printing, postage, and supplies	999	1,252	(253)	(20.2)%
Technology and data processing	6,454	5,739	715	12.5%
Professional services	2,989	2,630	359	13.7%
Marketing and advertising expense	2,043	2,908	(865)	(29.7)%
FDIC assessment premiums and other insurance	2,907	2,601	306	11.8%
Other taxes	4,120	4,044	76	1.9%
Loan-related expenses	2,501	2,396	105	4.4%
OREO and credit-related expenses	411	1,473	(1,062)	(72.1)%
Amortization of intangible assets	4,223	4,937	(714)	(14.5)%
Training and other personnel costs	876	1,477	(601)	(40.7)%
Merger-related costs	—	6,371	(6,371)	(100.0)%
Rebranding expense	—	4,012	(4,012)	(100.0)%
Loss on debt extinguishment	10,306	—	10,306	NM
Other expenses	4,459	4,302	157	3.6%
Total noninterest expense	$102,814	$105,608	$(2,794)	(2.6)%

NM – Not meaningful

(1) Amounts exclude discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Form 10-Q for further discussion regarding discontinued operations.

Noninterest expense decreased $2.8 million, or 2.6%, to $102.8 million for the quarter ended June 30, 2020 compared to $105.6 million for the quarter ended June 30, 2019. Excluding merger-related costs, amortization of intangible assets, and rebranding-related costs, operating noninterest expense (2) for the quarter ended June 30, 2020 increased $8.3 million, or 9.2%, compared to the second quarter of 2019. The increase in the second quarter of 2020 was primarily driven by the recognition of an approximately $10.3 million loss on debt extinguishment resulting from the prepayment of approximately $200.0 million in long-term FHLB advances. In addition, technology and data processing costs increased by approximately $715,000. The increases were partially offset by declines in marketing and advertising expense of approximately $865,000, OREO and credit-related expenses of approximately $1.1 million due to lower OREO valuation adjustments, and training and other personnel costs of approximately $601,000. Noninterest expense also included approximately $1.6 million in real estate-related branch closure costs and approximately $1.8 million in severance expenses related to the Company’s expense reduction plans. Also included in noninterest expense are costs related to the Company’s response to COVID-19 of approximately $620,000.

(2) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

	For the Six Months Ended
	June 30,		Change
	2020	2019(1)	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$100,013	$98,398	$1,615	1.6%
Occupancy expenses	14,357	14,935	(578)	(3.9)%
Furniture and equipment expenses	7,147	6,938	209	3.0%
Printing, postage, and supplies	2,289	2,494	(205)	(8.2)%
Technology and data processing	12,623	11,415	1,208	10.6%
Professional services	6,297	5,587	710	12.7%
Marketing and advertising expense	4,782	5,291	(509)	(9.6)%
FDIC assessment premiums and other insurance	5,768	5,239	529	10.1%
Other taxes	8,240	7,808	432	5.5%
Loan-related expenses	5,198	4,685	513	10.9%
OREO and credit-related expenses	1,099	2,157	(1,058)	(49.0)%
Amortization of intangible assets	8,624	9,154	(530)	(5.8)%
Training and other personnel costs	2,446	2,621	(175)	(6.7)%
Merger-related costs	—	24,493	(24,493)	(100.0)%
Rebranding expense	—	4,420	(4,420)	(100.0)%
Loss on debt extinguishment	10,306	—	10,306	NM
Other expenses	9,270	6,700	2,570	38.4%
Total noninterest expense	$198,459	$212,335	$(13,876)	(6.5)%

NM – Not meaningful

(1) Amounts exclude discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Form 10-Q for further discussion regarding discontinued operations.

Noninterest expense decreased $13.9 million, or 6.5%, to $198.5 million for the six months ended June 30, 2020 compared to $212.3 million for the six months ended June 30, 2019. Excluding merger-related costs, amortization of intangible assets, and rebranding-related costs, operating noninterest expense (2) for the six months ended June 30, 2020 increased $15.6 million, or 8.9%, compared to the same period in 2019. The increase was primarily driven by the recognition of an approximately $10.3 million loss on debt extinguishment resulting from the prepayment of approximately $200.0 million in long-term FHLB advances. In addition, technology and data processing costs increased $1.2 million. The increases were partially offset by declines in marketing and advertising expense of $509,000, and in OREO and credit-related expenses of approximately $1.1 million  due to lower OREO valuation adjustments. Noninterest expense also included approximately $1.7 million in real estate-related branch closure costs and approximately $1.8 million in severance expenses related to the Company’s expense reduction plans. Also included in noninterest expense are costs related to the Company’s response to COVID-19 of approximately $996,000.

(2)  Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

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

The effective tax rate for the three months ended June 30, 2020 and 2019 was 15.2% and 16.0%, respectively. The effective tax rate for the six months ended June 30, 2020 and 2019 was 14.7% and 15.5%, respectively. The decrease in the effective tax rates is primarily due to the proportion of tax-exempt income to pre-tax income.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

Assets

At June 30, 2020, total assets were $19.8 billion, an increase of $2.2 billion, or approximately 25.1% (annualized), from $17.6 billion at December 31, 2019. The increase in assets was primarily a result of loan growth in connection with the PPP.

Loans held for investment (net of deferred fees and costs) were $14.3 billion at June 30, 2020, an increase of $1.7 billion, or 27.1% (annualized), from December 31, 2019.  Excluding the effects of the PPP, loans held for investment (net of deferred fees and costs) increased $99.0 million, or 1.6% (annualized) during this period. Quarterly average loans increased $1.9 billion, or 15.5%, for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019. Excluding the effects of the PPP, quarterly average loans increased $598.9 million, or 5.0% from the prior year. Refer to "Loan Portfolio" within Item 2 and Note 4 "Loans and Allowance for Loan and Lease Losses" in Part I of Item I for additional information on the Company’s loan activity. Refer to "Non-GAAP Financial Measures" within Item 2 for additional information on PPP adjusted impacts, including a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP.

Liabilities and Stockholders’ Equity

At June 30, 2020, total liabilities were $17.1 billion, an increase of $2.1 billion from $15.0 billion at December 31, 2019.

Total deposits were $15.6 billion at June 30, 2020, an increase of $2.3 billion, or approximately 34.8% (annualized), from December 31, 2019. Quarterly average deposits increased $2.5 billion, or 20.1%, for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 primarily due to the impact of PPP loan related deposits and government stimulus check deposits. Refer to “Deposits” within this Item 2 for further discussion on this topic.

At June 30, 2020, stockholders’ equity was $2.6 billion, an increase of $105.1 million from December 31, 2019. The increase in stockholders’ equity is primarily related to the issuance and sale of Series A preferred stock that took place on June 9, 2020. Refer to “Capital Resources” within this Item 2 and Note 10 "Stockholders’ Equity" in Part I of Item I for additional information on the Company’s capital ratios.

The Company declared and paid a cash dividend of $0.25 per share during the second quarter of 2020, an increase of $0.02 per share, or 8.7%, compared to the dividend paid during the second quarter of 2019.  Dividends for the six months ended June 30, 2020 were $0.50, an increase of $0.04 per share, or 8.7% compared to the six months ended June 30, 2019.

Securities

At June 30, 2020, the Company had total investments in the amount of $2.7 billion, or 13.5% of total assets, as compared to $2.6 billion, or 15.0% of total assets, at December 31, 2019. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are agency-backed securities, which have a government guarantee. The investment portfolio has a high percentage of municipal securities; therefore, the Company earns a higher taxable equivalent yield on its portfolio as compared to many of its peers. For information regarding the hedge transaction related to available for sale securities, see Note 9 "Derivatives" in Part I of Item I of this Form 10-Q.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the dates indicated (dollars in thousands):

	June 30,	December 31,
	2020	2019
Available for Sale:
U.S. government and agency securities	$14,646	$21,320
Obligations of states and political subdivisions	539,527	447,091
Corporate and other bonds	131,350	135,959
Mortgage-backed securities
Commercial	376,548	425,047
Residential	953,994	912,949
Total mortgage-back securities	1,330,542	1,337,996
Other securities	3,099	3,079
Total AFS securities, at fair value	2,019,164	1,945,445
Held to Maturity:
U.S. government and agency securities	2,781	2,813
Obligations of states and political subdivisions, at carrying value	539,187	545,148
Mortgage-backed securities
Commercial	5,593	7,183
Residential	—	—
Total mortgage-back securities	5,593	7,183
Total held to maturity securities	547,561	555,144
Restricted Stock:
Federal Reserve Bank stock	67,032	66,964
FHLB stock	38,800	63,884
Total restricted stock, at cost	105,832	130,848
Total investments	$2,672,557	$2,631,437

The following table summarizes the contractual maturity of AFS securities at fair value and their weighted average yields as of June 30, 2020 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Amortized cost	$—	$—	$14,198	$—	$14,198
Fair value	—	—	14,646	—	14,646
Weighted average yield (1)	—%	—%	2.28%	—%	2.28%

Obligations of states and political subdivisions:
Amortized cost	$3,233	$9,472	$46,150	$446,011	$504,866
Fair value	3,276	9,785	47,815	478,651	539,527
Weighted average yield (1)	5.66%	4.14%	2.69%	3.36%	3.33%

Corporate bonds and other securities:
Amortized cost	$3,099	$3,343	$87,445	$41,701	$135,588
Fair value	3,099	3,259	87,719	40,372	134,449
Weighted average yield (1)	1.76%	1.45%	4.50%	1.92%	3.57%

Mortgage backed securities:
Commercial
Amortized cost	$21,019	$121,313	$28,041	$187,601	$357,974
Fair value	21,191	128,494	29,164	197,699	376,548
Weighted average yield (1)	2.56%	2.66%	2.85%	3.06%	2.88%
Residential
Amortized cost	$53	$14,161	$57,195	$845,952	$917,361
Fair value	55	13,966	58,630	881,343	953,994
Weighted average yield (1)	2.62%	2.82%	2.66%	2.50%	2.51%
Total mortgage-backed securities
Amortized cost	$21,072	$135,474	$85,236	$1,033,553	$1,275,335
Fair value	21,246	142,460	87,794	1,079,042	1,330,542
Weighted average yield (1)	2.56%	2.68%	2.72%	2.60%	2.62%

Total AFS securities:
Amortized cost	$27,404	$148,289	$233,029	$1,521,265	$1,929,987
Fair value	27,621	155,504	237,974	1,598,065	2,019,164
Weighted average yield (1)	2.83%	2.74%	3.36%	2.81%	2.87%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of HTM securities at carrying value and their weighted average yields as of June 30, 2020 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Carrying value	$—	$1,591	$1,190	$—	$2,781
Fair value	—	1,577	1,177	—	2,754
Weighted average yield (1)	—%	4.69%	4.11%	—%	4.44%

Obligations of states and political subdivisions:
Carrying value	$1,007	$7,542	$564	$530,074	$539,187
Fair value	1,028	7,913	600	595,590	605,131
Weighted average yield (1)	3.35%	2.48%	3.16%	4.10%	4.07%

Mortgage backed securities:
Commercial
Amortized cost	$—	$—	$—	$5,593	$5,593
Fair value	—	—	—	5,544	5,544
Weighted average yield (1)	—%	—%	—%	5.27%	5.27%
Residential
Amortized cost	$—	$—	$—	$—	$—
Fair value	—	—	—	—	—
Weighted average yield (1)	—%	—%	—%	—%	—%
Total mortgage-backed securities
Amortized cost	$—	$—	$—	$5,593	$5,593
Fair value	—	—	—	5,544	5,544
Weighted average yield (1)	—%	—%	—%	5.27%	5.27%

Total HTM securities:
Carrying value	$1,007	$9,133	$1,754	$535,667	$547,561
Fair value	1,028	9,490	1,777	601,134	613,429
Weighted average yield (1)	3.35%	2.87%	3.81%	4.12%	4.09%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of June 30, 2020, the Company maintained a diversified municipal bond portfolio with approximately 64% of its holdings in general obligation issues and the majority of the remainder backed by revenue bonds. Issuances within the State of Texas represented 19% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, loans held for sale, and securities and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, the Federal Reserve Discount Window, the purchase of brokered certificates of deposit, corporate line of credit with a large correspondent bank, and debt and capital issuance. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

On June 9, 2020, the Company announced the closing of an offering of 6,900,000 depositary shares, each representing a 1/400th ownership interest in a share of its Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share), including 900,000 depositary shares pursuant to the exercise in full by the underwriters of their option to purchase additional depositary shares. The total net proceeds to the Company were approximately $166.4 million, after deducting the underwriting discount and other offering expenses payable by the Company. The Company intends to use the net proceeds of the offering for general corporate purposes in the ordinary course of its business. General corporate purposes may include repayment of debt, loan funding, acquisitions, additions to working capital, capital expenditures and investments in the Company’s subsidiaries.

As a result of adverse market conditions including the impacts of COVID-19, the Company has seen an increase during the second quarter in customer deposits. These increases are due primarily to the combination of government stimulus programs, the deferral of the tax payment deadline, and customer expense and savings habits in response to the pandemic. As a result of the increases in customer deposits, the Company has reduced its wholesale borrowings. The Company considers a portion of the increases in customer deposits to be temporary which it expects will result in outflows in subsequent quarters.

During the second quarter of 2020, in connection with the loans originated as part of the PPP, the Company borrowed under the Federal Reserve’s PPPLF.  Under the terms of the PPPLF, the Company can borrow funds which are secured by the Company’s Paycheck Protection Program loans. As of June 30, 2020 the Company’s outstanding advances under the PPPLF, were $189.9 million. The interest rate on the advances is fixed at a rate of 0.35% through the advance maturities in April 2022.  The Company’s available borrowing capacity under the PPPLF as of June 30, 2020 was $1.5 billion.

In response to the current rate environment, the Company prepaid approximately $200.0 million in long-term FHLB advances, which resulted in a prepayment penalty of approximately $10.3 million, and sold several securities, which resulted in a gain of approximately $10.3 million.

As of June 30, 2020, liquid assets totaled $6.9 billion, or 34.9%, of total assets, and liquid earning assets totaled $6.7 billion, or 37.9% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of June 30, 2020, approximately $5.6 billion, or 39.2% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $392.6 million, or 14.7% of total securities, are scheduled to mature within one year.

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

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $14.3 billion at June 30, 2020, $12.6 billion at December 31, 2019, and $12.2 billion at June 30, 2019. Commercial & industrial loans represent the Company’s largest category, comprising 24.9% of the total loan portfolio at June 30, 2020 compared to commercial real estate – non-owner occupied loans in previous periods. The increase in commercial and industrial loans is primarily due to $1.6 billion in new loans from the PPP loan program.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019
Construction and Land Development	$1,247,939	8.7%	$1,318,252	10.3%	$1,250,924	9.9%	$1,201,149	9.8%	$1,267,712	10.4%
Commercial Real Estate - Owner Occupied	2,067,087	14.4%	2,051,904	16.1%	2,041,243	16.2%	1,979,052	16.1%	1,966,776	16.1%
Commercial Real Estate - Non-Owner Occupied	3,455,125	24.1%	3,328,012	26.1%	3,286,098	26.1%	3,198,580	26.0%	3,104,823	25.4%
Multifamily Real Estate	717,719	5.0%	679,390	5.3%	633,743	5.0%	659,946	5.4%	602,115	4.9%
Commercial & Industrial	3,555,971	24.9%	2,177,932	17.1%	2,114,033	16.8%	2,058,133	16.7%	2,032,799	16.6%
Residential 1-4 Family - Commercial	715,384	5.0%	721,800	5.7%	724,337	5.7%	721,185	5.9%	723,636	6.0%
Residential 1-4 Family - Consumer	841,051	5.9%	854,550	6.7%	890,503	7.1%	913,245	7.4%	928,130	7.6%
Residential 1-4 Family - Revolving	627,765	4.4%	652,135	5.1%	659,504	5.2%	660,963	5.4%	660,621	5.4%
Auto	380,053	2.7%	358,039	2.8%	350,419	2.8%	328,456	2.7%	311,858	2.6%
Consumer	311,362	2.2%	352,572	2.8%	372,853	3.0%	386,848	3.1%	383,653	3.1%
Other Commercial	389,190	2.7%	274,255	2.0%	287,279	2.2%	199,440	1.5%	238,391	1.9%
Total loans held for investment	$14,308,646	100.0%	$12,768,841	100.0%	$12,610,936	100.0%	$12,306,997	100.0%	$12,220,514	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of June 30, 2020 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total	Less than 1			More than 5			More than 5
	Maturities	year	Total	1-5 years	years	Total	1-5 years	years
Construction and Land Development	$1,247,939	$539,821	$462,789	$323,780	$139,009	$245,329	$178,269	$67,060
Commercial Real Estate - Owner Occupied	2,067,087	174,231	587,528	120,495	467,033	1,305,328	660,593	644,735
Commercial Real Estate - Non-Owner Occupied	3,455,125	382,651	1,555,743	560,524	995,219	1,516,731	1,099,104	417,627
Multifamily Real Estate	717,719	70,898	365,786	98,381	267,405	281,035	223,343	57,692
Commercial & Industrial	3,555,971	464,997	893,963	721,047	172,916	2,197,011	1,923,430	273,581
Residential 1-4 Family - Commercial	715,384	107,298	157,137	22,133	135,004	450,949	377,222	73,727
Residential 1-4 Family - Consumer	841,051	6,671	351,623	3,047	348,576	482,757	16,980	465,777
Residential 1-4 Family - Revolving	627,765	57,683	559,975	65,923	494,052	10,107	802	9,305
Auto	380,053	2,770	—	—	—	377,283	164,754	212,529
Consumer	311,362	19,554	17,979	15,922	2,057	273,829	138,883	134,946
Other Commercial	389,190	35,637	62,779	7,410	55,369	290,774	146,475	144,299
Total loans held for investment	$14,308,646	$1,862,211	$5,015,302	$1,938,662	$3,076,640	$7,431,133	$4,929,855	$2,501,278

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at June 30, 2020, the largest components of the Company’s loan portfolio consisted of commercial real estate, commercial & industrial, and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview

At June 30, 2020, the Company experienced increases in NPAs compared to December 31, 2019, primarily due to the inclusion of assets not previously reported as nonperforming that are now considered such under CECL. Past due loan levels as a percentage of total loans held for investment at June 30, 2020 were down from past due loan levels at December 31, 2019.

Net charge-offs decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Total net charge-offs as a percentage of total average loans on an annualized basis also decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The allowance for credit losses increased from December 31, 2019, as a result of the adoption of ASC 326 as well as a worsening economic forecast due to the impact of COVID-19, which also led to an increase in the provision for credit losses.

Troubled Debt Restructurings

The total recorded investment in TDRs as of June 30, 2020 was $20.3 million, an increase of $849,000, or 4.4%, from $19.5 million at December 31, 2019 and a decrease of $3.4 million, or 14.1%, from $23.7 million at June 30, 2019. Of the $20.3 million of TDRs at June 30, 2020, $15.3 million, or 75.2%, were considered performing while the remaining $5.0 million were considered nonperforming.

Loan Modifications for Borrowers Affected by COVID-19

On March 22, 2020, the five federal bank regulatory agencies and the Conference of State Bank Supervisors issued joint guidance (subsequently revised on April 7, 2020) with respect to loan modifications for borrowers affected by COVID-19 (the “March 22 Joint Guidance”). The March 22 Joint Guidance encourages banks, savings associations, and credit unions to make loan modifications for borrowers affected by COVID-19 and, importantly, assures those financial institutions that they will not (i) receive supervisory criticism for such prudent loan modifications and (ii) be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The federal banking regulators have confirmed with the FASB that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current (i.e., less than 30 days past due on contractual payments) prior to any loan modification are not TDRs.

In addition, Section 4013 of the CARES Act, provides banks, savings associations, and credit unions with the ability to make loan modifications related to COVID-19 without categorizing the loan as a TDR or conducting the analysis to make the determination, which is intended to streamline the loan modification process. Any such suspension is effective for the term of the loan modification; however, the suspension is only permitted for loan modifications made during the effective period of Section 4013 and only for those loans that were not more than thirty days past due as of December 31, 2019.

The Company has made certain loan modifications pursuant to the March 22 Joint Guidance or Section 4013 of the CARES Act and as of June 30, 2020 approximately $1.6 billion remain under their modified terms. The majority of the Company’s modifications were in the Commercial & Industrial and Commercial Real Estate portfolios.

The Company’s modification program included payment deferrals, interest only, and other forms of modifications. A majority of the modifications were three-month deferrals.

Nonperforming Assets

At June 30, 2020, NPAs totaled $44.0 million, an increase of $11.1 million from December 31, 2019. NPAs as a percentage of total outstanding loans at June 30, 2020 were 0.31%, an increase of 5 basis points from 0.26% at December 31, 2019. Excluding the impact of the PPP loans(2), NPAs as a percentage of total outstanding loans were 0.35%, an increase of 9 basis points from December 31, 2019. The Company’s adoption of ASC 326 resulted in a change in the accounting and reporting related to PCI loans which are now defined as PCD and evaluated at the loan level instead of being evaluated in pools under PCI accounting. All prior period nonaccrual and past due loan metrics discussed herein have not been restated for CECL accounting and exclude PCI-related loan balances.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
Nonaccrual loans(1)	$39,624	$44,022	$28,232	$30,032	$27,462
Foreclosed properties	4,397	4,444	4,708	6,385	6,506
Total NPAs	44,021	48,466	32,940	36,417	33,968
Loans past due 90 days and accruing interest(1)	19,255	12,876	13,396	12,036	8,828
Total NPAs and loans past due 90 days and accruing interest	$63,276	$61,342	$46,336	$48,453	$42,796

Performing TDRs	$15,303	$14,865	$15,686	$15,156	$19,144

Balances
Allowance for loan and lease losses	$169,977	$141,043	$42,294	$43,820	$42,463
Average loans, net of deferred fees and costs	13,957,711	12,593,923	12,327,692	12,240,254	12,084,961
Loans, net of deferred fees and costs	14,308,646	12,768,841	12,610,936	12,306,997	12,220,514

Ratios
NPAs to total loans	0.31%	0.38%	0.26%	0.30%	0.28%
NPAs to total adjusted loans(2)	0.35%	0.38%	0.26%	0.30%	0.28%
NPAs & loans 90 days past due to total loans	0.44%	0.48%	0.37%	0.39%	0.35%
NPAs to total loans & foreclosed property	0.31%	0.38%	0.26%	0.30%	0.28%
NPAs & loans 90 days past due to total loans & foreclosed property	0.44%	0.48%	0.37%	0.39%	0.35%
ALL to nonaccrual loans	428.97%	320.39%	149.81%	145.91%	154.62%
ALL to nonaccrual loans & loans 90 days past due	288.69%	247.89%	101.60%	104.16%	117.01%
(1)	Amounts are not directly comparable due to the Company’s adoption of ASC 326 on January 1, 2020. Prior to January 1, 2020, nonaccrual and past due loan information excluded PCI-related loan balances. These balances also reflect the impact of Section 4013 of the CARES Act and the March 22 Guidance.
(2)	Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

NPAs at June 30, 2020 included $39.6 million in nonaccrual loans, a net increase of $11.4 million from December 31, 2019. The following table shows the activity in nonaccrual loans for the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
Beginning Balance	$44,022	$28,232	$30,032	$27,462	$24,841
Impact of ASC 326 adoption	—	14,381	—	—	—
Additions	3,206	6,059	5,631	8,327	6,321
Net customer payments	(6,524)	(3,451)	(5,741)	(3,612)	(3,108)
Charge-offs	(1,088)	(1,199)	(1,690)	(884)	(592)
Loans returning to accruing status	8	—	—	(1,103)	—
Transfers to foreclosed property	—	—	—	(158)	—
Ending Balance	$39,624	$44,022	$28,232	$30,032	$27,462

The following table presents the composition of nonaccrual loans at the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
Construction and Land Development	$3,977	$3,234	$3,703	$7,785	$5,619
Commercial Real Estate - Owner Occupied	8,924	11,250	6,003	5,684	4,062
Commercial Real Estate - Non-owner Occupied	1,877	1,642	381	381	1,685
Multifamily Real Estate	33	53	—	—	—
Commercial & Industrial	2,708	3,431	1,735	1,585	1,183
Residential 1-4 Family - Commercial	5,784	7,040	4,301	3,879	4,135
Residential 1-4 Family - Consumer	12,029	13,088	9,292	8,292	8,677
Residential 1-4 Family - Revolving	3,626	3,547	2,080	1,641	1,432
Auto	584	550	563	604	449
Consumer and all other	82	187	174	181	220
Total	$39,624	$44,022	$28,232	$30,032	$27,462

NPAs at June 30, 2020 also included $4.4 million in foreclosed property, a decrease of $311,000, or 6.6%, from December 31, 2019 and a decrease of $2.1 million, or 32.4%, from June 30, 2019. The following table shows the activity in foreclosed property for the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
Beginning Balance	$4,444	$4,708	$6,385	$6,506	$7,353
Additions of foreclosed property	—	615	62	645	271
Valuation adjustments	—	(44)	(375)	(62)	(433)
Proceeds from sales	(55)	(854)	(1,442)	(737)	(638)
Gains (losses) from sales	8	19	78	33	(47)
Ending Balance	$4,397	$4,444	$4,708	$6,385	$6,506

The following table presents the composition of the foreclosed property portfolio at the quarter ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
Land	$1,245	$1,251	$1,615	$1,842	$1,842
Land Development	1,965	1,965	1,978	2,788	2,809
Residential Real Estate	793	834	721	1,214	1,304
Commercial Real Estate	394	394	394	541	551
Total	$4,397	$4,444	$4,708	$6,385	$6,506

Past Due Loans

At June 30, 2020, total accruing past due loans were $40.5 million, or 0.28% of total loans held for investment, compared to $76.6 million, or 0.61% of total loans held for investment, at December 31, 2019 and $43.1 million, or 0.35% of total loans held for investment, at June 30, 2019. Excluding the impact of the PPP loans(1), past due loans still accruing interest were 0.32% of total loans held for investment at June 30, 2020. Of the total past due loans still accruing interest at June 30, 2020, $19.3 million, or 0.13% of total loans held for investment, were past due 90 days or more, compared to $13.4 million, or 0.11% of total loans held for investment, at December 31, 2019 and $8.8 million, or 0.07% of total loans held for investment, at June 30, 2019.

Net Charge-offs

For the quarter ended June 30, 2020, net charge-offs were $3.3 million, or 0.09% of total average loans on an annualized basis, compared to $4.3 million, or 0.14%, for the same quarter last year. Excluding the impact of the PPP loans(1), net charge-offs were 0.10% of total average loans on an annualized basis. For the six months ended June 30, 2020, net charge-offs were $8.3 million, or 0.13% of total average loans on annualized basis, compared to $8.5 million, or 0.15%, for the same period in 2019. Excluding the impact of the PPP loans(1), net charge-offs were 0.14% of total average loans on an annualized basis. The majority of net charge-offs in 2020 were related to the third-party consumer loan portfolio.

Provision for Credit Losses

The provision for credit losses for the quarter ended June 30, 2020 was $34.2 million, an increase of $28.9 million compared with the same quarter last year. The provision for credit losses for the second quarter of 2020 included $32.2 million in provision for loan losses and $2.0 million in provision for unfunded commitments. The provision for credit losses for the six months ended June 30, 2020 was $94.4 million compared to $9.1 million for the six months ended June 30, 2019. The provision for credit losses for the six months ended June 30, 2020 included $88.5 million in provision for loan losses and $5.9 million in provision for unfunded commitments. The increase in the provision for credit losses was due to the impact of the worsening economic forecast due to the impact of COVID-19 under CECL accounting for credit losses.

Allowance for Credit Losses

At June 30, 2020, the ACL was $181.0 million and included an ALLL of $170.0 million and an RUC of $11.0 million. The ACL increased $137.8 million from December 31, 2019, primarily due to the adoption of CECL (the “CECL Day 1 impact”) as well as the impact of the worsening economic forecast related to COVID-19 subsequent to the adoption of CECL (the “CECL Day 2 impact”).

The ALLL increased $127.7 million from December 31, 2019, due to the CECL Day 1 impact of $47.5 million and the CECL Day 2 impact of $80.2 million. The ALLL as a percentage of the total loan portfolio was 1.19% at June 30, 2020, 0.34% at December 31, 2019, and 0.35% at June 30, 2019. When excluding PPP loans(1), which are 100% guaranteed by the SBA, the ALLL as a percentage of adjusted loans increased 100 bps to 1.34% from December 31, 2019 and increased 99 bps from June 30, 2019. The ratio of the ALLL to nonaccrual loans was 428.97% at June 30, 2020 and 149.81% at December 31, 2019.

The ACL as a percentage of the total loan portfolio was 1.26% at June 30, 2020, 0.34% at December 31, 2019, and 0.36% at June 30, 2019. The ACL as a percentage of adjusted loans(1) increased 108 bps to 1.42% from December 31, 2019 and increased 106 bps from June 30, 2019.

The RUC increased $10.1 million from December 31, 2019, due to the CECL Day 1 impact of $4.2 million and the CECL Day 2 impact of $5.9 million.

(1)	Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

The following table summarizes activity in the ALLL during the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
Balance, beginning of period	$141,043	$42,294	$43,820	$42,463	$40,827
Day 1 impact from adoption of CECL	—	47,484	—	—	—
Loans charged-off:
Commercial	1,590	2,968	2,092	4,184	1,331
Consumer	3,087	4,183	4,826	5,133	4,603
Total loans charged-off	4,677	7,151	6,918	9,317	5,934
Recoveries:
Commercial	708	1,154	1,096	611	469
Consumer	703	1,006	1,196	963	1,201
Total recoveries	1,411	2,160	2,292	1,574	1,670
Net charge-offs	3,266	4,991	4,626	7,743	4,264
Provision for loan losses	32,200	56,256	3,100	9,100	5,900
Balance, end of period	$169,977	$141,043	$42,294	$43,820	$42,463

Total ACL	$180,977	$150,043	$43,194	$44,920	$43,563

ACL to loans	1.26%	1.18%	0.34%	0.36%	0.36%
ACL to adjusted loans(1)	1.42%	1.18%	0.34%	0.36%	0.36%
ALLL to loans	1.19%	1.10%	0.34%	0.36%	0.35%
ALLL to adjusted loans(1)	1.34%	1.10%	0.34%	0.36%	0.35%
Net charge-offs to average loans	0.09%	0.16%	0.15%	0.25%	0.14%
Net charge-offs to adjusted average loans(1)	0.10%	0.16%	0.15%	0.25%	0.14%
Provision for loan losses to average loans	0.93%	1.80%	0.10%	0.29%	0.20%
Provision for loan losses to adjusted average loans(1)	1.02%	1.80%	0.10%	0.29%	0.20%

The following table shows both an allocation of the ALLL among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans held for investment as of the quarters ended (dollars in thousands):

	June 30,		March 31,		December 31,		September 30,		June 30,
	2020		2020		2019		2019		2019
	$	% (2)	$	% (2)	$	% (2)	$	% (2)	$	% (2)
Commercial	$111,954	84.8%	$77,843	82.6%	$30,941	81.9%	$31,936	81.4%	$30,636	81.3%
Consumer	58,023	15.2%	63,200	17.4%	11,353	18.1%	11,884	18.6%	11,827	18.7%
Total	$169,977	100.0%	$141,043	100.0%	$42,294	100.0%	$43,820	100.0%	$42,463	100.0%
(1)	Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.
(2)	Represents the loan balance divided by total loans held for investment.

Deposits

As of June 30, 2020, total deposits were $15.6 billion, an increase of $2.3 billion, or 34.8% annualized, from December 31, 2019. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $2.7 billion accounted for 23.6% of total interest-bearing deposits at June 30, 2020.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	June 30, 2020		December 31, 2019
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Non-interest bearing	$4,345,960	27.8%	$2,970,139	22.3%
NOW accounts	3,618,523	23.2%	2,905,714	21.8%
Money market accounts	4,158,325	26.6%	3,951,856	29.7%
Savings accounts	824,164	5.3%	727,847	5.5%
Time deposits of $100,000 and over(1)	1,554,772	10.0%	1,618,637	12.2%
Other time deposits	1,103,395	7.1%	1,130,788	8.5%
Total Deposits	$15,605,139	100.0%	$13,304,981	100.0%
(1)	Includes time deposits of $250,000 and over of $689.7 million and $684.8 million as of June 30, 2020 and December 31, 2019, respectively.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of June 30, 2020 and December 31, 2019, there were $111.4 million and $190.7 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets.

Maturities of time deposits of $100,000 or more as of June 30, 2020 were as follows (dollars in thousands):

Amount
Within 3 Months	$324,324
3 - 6 Months	250,120
6 - 12 Months	517,650
Over 12 Months	462,678
Total	$1,554,772

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

On June 9, 2020, the Company announced the closing of an offering of 6,900,000 depositary shares, each representing a 1/400th ownership interest in a share of its Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share), including 900,000 depositary shares pursuant to the exercise in full by the underwriters of their option to purchase additional Depositary Shares. The total net proceeds to the Company were approximately $166.4 million, after deducting the underwriting discount and other offering expenses payable by the Company. The Company intends to use the net proceeds of the offering for general corporate purposes in the ordinary course of its business. General corporate purposes may include repayment of debt, loan funding, acquisitions, additions to working capital, capital expenditures and investments in the Company’s subsidiaries.

On July 24, 2020 the Company announced that its Board of Directors declared a quarterly dividend of $0.25 per share of common stock. The common stock dividend is payable on August 21, 2020 to common shareholders on record as of August 7, 2020. The Board also declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $156.60 per share (equivalent to $0.39 per outstanding depositary share) is payable on September 1, 2020 to preferred shareholders of record as of August 14, 2020.

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

On July 10, 2019, the Company announced that its Board of Directors has authorized a share repurchase program to purchase up to $150.0 million of the Company’s common stock through June 30, 2021 in open market transactions or privately negotiated transactions. On March 20, 2020, the Company suspended its share repurchase program, which had approximately $20 million remaining in authorization at the time. The Company repurchased an aggregate of approximately 3.7 million shares, at an average price of $35.48 per share, under the authorization prior to suspension.

On March 27, 2020, the banking agencies issued an interim final rule that allows the Company to phase in the impact of adopting CECL up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.  The Company is allowed to include the impact of the CECL transition, which is defined as the Day 1 impact to capital plus 25% of the Company’s provision for credit losses during 2020, in regulatory capital through 2021.  Beginning in 2022, the transition amount will begin to impact regulatory capital by phasing it in over a three-year period ending in 2024.

The table summarizes the Company’s capital and related ratios for the periods presented (3) (dollars in thousands):

	June 30,	December 31,	June 30,
	2020	2019	2019
Common equity Tier 1 capital	$ 1,422,004	$ 1,437,908	$ 1,433,871
Tier 1 capital	1,588,367	1,437,908	1,433,871
Tier 2 capital	399,261	335,927	335,861
Total risk-based capital	1,987,628	1,773,835	1,769,732
Risk-weighted assets	14,502,454	14,042,949	13,616,951
Capital ratios:
Common equity Tier 1 capital ratio	9.81%	10.24%	10.53%
Tier 1 capital ratio	10.95%	10.24%	10.53%
Total capital ratio	13.71%	12.63%	13.00%
Leverage ratio (Tier 1 capital to average assets)	8.82%	8.79%	9.00%
Capital conservation buffer ratio (1)	4.95%	4.24%	4.53%
Common equity to total assets	12.41%	14.31%	14.64%
Tangible common equity to tangible assets (2)	7.74%	9.08%	9.28%
(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.
(2)	Refer to “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with GAAP.
(3)	All ratios and amounts at June 30, 2020 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed.

SUPERVISION AND REGULATION

The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in the Company’s 2019 Form 10-K and the supplemental disclosure related thereto contained under the same caption in the Company’s first quarter Form 10-Q filed on May 8, 2020.

The CARES Act

On March 27, 2020, the CARES Act was passed by Congress and signed into law by the President. The CARES Act provided approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of U.S. financial institutions like the Company and the Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve, and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including new bills comparable in scope to the CARES Act, prior to the end of 2020.

Set forth below is a brief overview of select provisions of the CARES Act and other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and its subsidiaries, including the Bank. The following description is qualified in its entirety by reference to the full text of the CARES Act and the statutes, regulations, and policies described herein. Future legislation and/or amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to the Company and its subsidiaries could have a material effect on the Company. Such legislation and related regulations and supervisory guidance will be implemented over time and will remain subject to review by Congress and the implementing regulations issued by federal regulatory authorities. The Company continues to assess the impact of the CARES Act, the potential impact of new COVID-19 legislation, and other statutes, regulations, and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. A principal provision of the CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations, and self-employed persons during COVID-19. On June 5, 2020, the President signed the Paycheck Protection Program Flexibility Act (“PPPFA”) into law, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, the President signed additional legislation authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. It is anticipated that additional revisions to the SBA’s interim final rules on forgiveness and loan review procedures will be forthcoming to address these and related changes. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so.

Federal Reserve Programs and Other Recent Initiatives

Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the MSLP to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through three facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, and the Main Street Expanded Loan Facility. The Federal Reserve is currently working to refine the MSLP’s operational infrastructure and facilities and is expected to release further rules and operational guidance. The Bank has not registered as a lender under the MSLP, but continues to monitor developments related thereto.

Supervisory Developments. On June 25, 2020, the Federal Reserve announced that it would take several actions to ensure large banks, such as the Bank, remain resilient despite the ongoing economic impact of COVID-19. Specifically, in the third quarter, the Federal Reserve will require large banks to preserve capital by suspending share repurchases, capping dividend payments, and allowing dividends according to a formula based on recent income. The Company and the Bank continue to monitor these developments.

Modification of the Volcker Rule. Also on June 25, 2020, the Federal Reserve – along with the Commodity Futures Trading Commission, FDIC, the Office of the Comptroller of the Currency, and the SEC – issued a final rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring hedge funds or private equity funds (“covered funds”). The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining ownership interests in, sponsoring or having certain relationships with a hedge fund or private equity fund. The final rule modifies three areas of the Volcker Rule by: (1) streamlining the covered funds portion of the rule; (2) addressing the extraterritorial treatment of certain foreign funds; and (3) permitting banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. The new rule becomes effective October 1, 2020. The Company and the Bank are currently reviewing this new rule to determine what effect (if any) it will have, but do not anticipate any material impact at this time.

NON-GAAP FINANCIAL MEASURES

In reporting the results of the three and six months ended June 30, 2020 and 2019, the Company has provided supplemental performance measures on a tax-equivalent, tangible, operating, adjusted and/or pre-tax pre-provision basis. These non-GAAP financial measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company uses the non-GAAP measures discussed herein in its analysis of the Company’s performance.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest Income (FTE)
Interest and dividend income (GAAP)	$162,867	$181,125	$334,193	$346,777
FTE adjustment	2,805	2,920	5,562	5,668
Interest and dividend income FTE (non-GAAP)	$165,672	$184,045	$339,755	$352,445
Average earning assets	$17,106,132	$15,002,726	$16,334,901	$14,450,057
Yield on interest-earning assets (GAAP)	3.83%	4.84%	4.11%	4.84%
Yield on interest-earning assets (FTE) (non-GAAP)	3.90%	4.92%	4.18%	4.92%
Net Interest Income (FTE)
Net Interest Income (GAAP)	$137,305	$138,594	$272,313	$266,141
FTE adjustment	2,805	2,920	5,562	5,668
Net Interest Income FTE (non-GAAP)	140,110	141,514	277,875	271,809
Noninterest income (GAAP)	35,932	30,578	64,838	55,515
Total Revenue (FTE) (non-GAAP)	$176,042	$172,902	$342,713	$327,324
Average earning assets	$17,106,132	$15,002,726	$16,334,901	$14,450,057
Net interest margin (GAAP)	3.23%	3.71%	3.35%	3.71%
Net interest margin (FTE) (non-GAAP)	3.29%	3.78%	3.42%	3.79%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Tangible Assets
Ending Assets (GAAP)	$19,752,317	$17,159,384	$19,752,317	$17,159,384
Less: Ending goodwill	935,560	930,449	935,560	930,449
Less: Ending amortizable intangibles	65,105	82,976	65,105	82,976
Ending tangible assets (non-GAAP)	$18,751,652	$16,145,959	$18,751,652	$16,145,959
Tangible Common Equity
Ending Equity (GAAP)	$2,618,226	$2,512,295	$2,618,226	$2,512,295
Less: Ending goodwill	935,560	930,449	935,560	930,449
Less: Ending amortizable intangibles	65,105	82,976	65,105	82,976
Less: Perpetual preferred stock	166,364	—	166,364	—
Ending tangible common equity (non-GAAP)	$1,451,197	$1,498,870	$1,451,197	$1,498,870
Average equity (GAAP)	$2,489,969	$2,490,049	$2,487,807	$2,379,834
Less: Average goodwill	935,560	929,455	935,560	894,252
Less: Average amortizable intangibles	67,136	85,566	69,210	80,653
Less: Average perpetual preferred stock	40,325	—	20,162	—
Average tangible common equity (non-GAAP)	$1,446,948	$1,475,028	$1,462,875	$1,404,929
ROE (GAAP)	4.96%	7.86%	3.06%	7.16%
Common equity to assets (GAAP)	12.41%	14.64%	12.41%	14.64%
Tangible common equity to tangible assets (non-GAAP)	7.74%	9.28%	7.74%	9.28%
Book value per share (GAAP)	$31.32	$30.78	$31.32	$30.78
Tangible book value per share (non-GAAP)	$18.54	$18.36	$18.54	$18.36

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Measures
Net income (GAAP)	$30,709	$48,823	$37,798	$84,453
Merger and rebranding-related costs, net of tax	—	8,266	—	23,154
Net operating earnings (non-GAAP)	$30,709	$57,089	$37,798	$107,607
Less: Dividends on preferred stock	—	—	—	—
Net operating earnings available to common shareholders (non-GAAP)	$30,709	$57,089	$37,798	$107,607

Weighted average common shares outstanding, diluted	78,722,690	82,125,194	79,020,036	79,344,573
Earnings per common share, diluted (GAAP)	$0.39	$0.59	$0.48	$1.06
Operating earnings per share, diluted (non-GAAP)	$0.39	$0.70	$0.48	$1.36

Average assets (GAAP)	$19,157,238	$16,997,531	$18,358,579	$16,352,222
ROA (GAAP)	0.64%	1.15%	0.41%	1.04%
Operating ROA (non-GAAP)	0.64%	1.35%	0.41%	1.33%

Average common equity (GAAP)	$2,489,969	$2,490,049	$2,487,807	$2,379,834
ROE (GAAP)	4.96%	7.86%	3.06%	7.16%
Operating ROE (non-GAAP)	4.96%	9.20%	3.06%	9.12%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Noninterest expense (GAAP)	$102,814	$105,608	$198,459	$212,335
Less: Merger-related costs	—	6,371	—	24,493
Less: Rebranding-related costs	—	4,012	—	4,420
Less: Amortization of intangible assets	4,223	4,937	8,624	9,154
Operating noninterest expense (non-GAAP)	$98,591	$90,288	$189,835	$174,268

Net interest income (GAAP)	$137,305	$138,594	$272,313	$266,141
Net interest income (FTE) (non-GAAP)	$140,110	$141,514	$277,875	$271,809
Noninterest income (GAAP)	$35,932	$30,578	$64,838	$55,515

Efficiency ratio (GAAP)	59.35%	62.43%	58.86%	66.01%
Operating efficiency ratio (FTE) (non-GAAP)	56.00%	52.46%	55.39%	53.24%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating ROTCE
Net operating earnings available to common shareholders (non-GAAP)	$30,709	$57,089	$37,798	$107,607
Plus: Amortization of intangibles, tax effected	3,336	3,900	6,813	7,232
Net operating earnings available to common shareholders before amortization of intangibles (non-GAAP)	$34,045	$60,989	$44,611	$114,839

Average tangible common equity (non-GAAP)	$1,446,948	$1,475,028	$1,462,875	$1,404,929
Operating return on average tangible common equity (non-GAAP)	9.46%	16.58%	6.13%	16.48%

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

PPP adjustment impact excludes the SBA guaranteed PPP loans funded during the first half of 2020. The Company believes loans held for investment (net of deferred fees and costs), excluding PPP is useful to investors as it provides more clarity on the Company’s organic growth. The Company also believes that the related non-GAAP financial measures of past due loans still accruing interest as a percentage of total loans held for investment (net of deferred fees and costs), excluding impacts from the PPP, are useful to investors as loans originated under the PPP carry an SBA guarantee. The Company believes that the ALLL as a percentage of loans held for investment (net of deferred fees and costs), excluding impacts from the PPP, is useful to investors because of the size of the Company’s PPP loan originations and the impact of the embedded credit enhancement provided by the SBA guarantee.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Pre-tax pre-provision earnings
Net Income (GAAP)	$30,709	$48,823	$37,798	$84,453
Plus: Provision for credit losses	34,200	5,300	94,396	9,092
Plus: Income tax expenses	5,514	9,356	6,498	15,606
Plus: Merger and rebranding-related costs	—	10,383	—	28,913
Pre-tax pre-provision earnings (non-GAAP)	$70,423	$73,862	$138,692	$138,064

Weighted average common shares outstanding, diluted	78,722,690	82,125,194	79,020,036	79,344,573
Earnings per common share, diluted (GAAP)	$0.39	$0.59	$0.48	$1.06
Pre-tax pre-provision earnings per common share, diluted (non-GAAP)	$0.89	$0.90	$1.76	1.74

Paycheck Protection Program adjustment impact
Loans held for investment (net of deferred fees and costs)(GAAP)	$14,308,646	$12,220,514	$14,308,646	$12,220,514
Less: PPP adjustments	1,598,718	—	1,598,718	—
Loans held for investment (net of deferred fees and costs),net adjustments, excluding PPP (non-GAAP)	$12,709,928	$12,220,514	$12,709,928	$12,220,514

Average loans held for investment (GAAP)	$13,957,711	$12,084,961	$13,275,817	$11,608,821
Less: Average PPP adjustments	1,273,883	—	1,273,883	—
Average loans held for investment, net adjustments, excluding PPP (non-GAAP)	$12,683,828	$12,084,961	$12,001,934	$11,608,821

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of June 30, 2020 and 2019 (dollars in thousands):

	Change In Net Interest Income
	June 30,
	2020		2019
	%	$	%	$
Change in Yield Curve:
+300 basis points	9.03	51,743	9.79	55,444
+200 basis points	6.21	35,547	6.73	38,104
+100 basis points	3.01	17,229	3.45	19,534
Most likely rate scenario	—	—	—	—
-100 basis points	(1.16)	(6,652)	(4.08)	(23,119)
-200 basis points	(1.28)	(7,355)	(7.81)	(44,222)

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

From a net interest income perspective, the Company was less asset sensitive as of June 30, 2020, compared to its position as of June 30, 2019. This shift is in part due to the changing market characteristics of certain loan and deposit products and in part due to various other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended June 30, 2020 and 2019 (dollars in thousands):

	Change In Economic Value of Equity
	June 30,
	2020		2019
	%	$	%	$
Change in Yield Curve:
+300 basis points	1.83	54,590	(5.60)	(177,771)
+200 basis points	2.13	63,473	(3.58)	(113,504)
+100 basis points	1.82	54,301	(1.70)	(53,777)
Most likely rate scenario	—	—	—	—
-100 basis points	(5.34)	(159,239)	(1.51)	(47,943)
-200 basis points	(3.00)	(89,321)	(5.47)	(173,389)

As of June 30, 2020, the Company’s economic value of equity is less sensitive in a rising interest rate environment compared to June 30, 2019 primarily due to the composition of the Consolidated Balance Sheets and due in part to the market characteristics of certain loans and deposits.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

Management has taken measures to maintain the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020. There have been no changes that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

During the quarter ended June 30, 2020, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2019 Annual Report, except as described below.

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

The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. In March 2020, almost all states, including Virginia, where the Company is headquartered, and Maryland and North Carolina, in which the Company has significant operations, issued “stay-at-home orders” and declared states of emergency. Recently, state and local governments have implemented phased regulations and guidelines for reopening communities and economies, often with reduced capacity and social distancing restrictions.

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

While the Company has taken and is continuing to take precautions to protect the safety and well-being of its employees and customers, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can the Company predict the continued level of disruption which will occur to its employee's ability to provide customer support and service. The continued or renewed spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct the Company’s business, the business and operations of its third-party service providers who perform critical services for the business, or the businesses of many of the Company’s customers and borrowers. Despite phased regulations and guidelines for reopening communities and economies, health advisors warn that a “second wave” of the pandemic is possible if reopening is pursued too soon or in the wrong manner. If COVID-19 is not successfully contained, the Company could experience a material adverse effect on its business, financial condition, results of operations, and cash flow.

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

The Company is continuing to monitor the COVID-19 pandemic and related risks, including phased reopenings of the states in which the Company physically operates, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on the Company. However, if the pandemic continues to spread or otherwise result in a continuation or worsening of the current economic and commercial environments, the Company’s business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

The following information describes the Company’s common stock repurchases for the three months ended June 30, 2020:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
April 1 - April 30, 2020	2,912	21.48	0	19,951,000
May 1 - May 31, 2020	817	22.28	0	19,951,000
June 1 - June 30, 2020	4,444	22.14	0	19,951,000
Total	8,173	21.92	0

(1)	For the three months ended June 30, 2020, 8,173 shares were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.
(2)	On March 20, 2020, the Company announced the suspension of its share repurchase program, which had approximately $20 million of shares authorized to be purchased under the program remaining when it was suspended.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

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

3.1.1

Articles of Amendment designating the 6.875% Perpetual Non-Cumulative Preferred Stock, Series A, effective June 9, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 9, 2020).

3.2

Amended and Restated Bylaws of Atlantic Union Bankshares Corporation, effective as of December 5, 2019 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed on February 25, 2020).

4.1

Deposit Agreement, dated June 9, 2020, by and among Atlantic Union Bankshares Corporation, Computershare Inc. and Computershare Trust Company, N.A., and the holders from time to time of Depositary Receipts described therein (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 9, 2020).

4.2	Form of Depositary Receipt representing Depositary Shares (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 9, 2020).

10.1

Underwriting Agreement, dated June 2, 2020, by and among Atlantic Union Bankshares Corporation, Morgan Stanley & Co. LLC, BofA Securities, Inc., Keefe, Bruyette & Woods, Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, UBS Securities LLC and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on June 3, 2020).

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

101.0

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended June 30, 2020 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: August 4, 2020	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: August 4, 2020	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)