Form 10-Q
period 2020-09-30
Atlantic Union Bankshares Corp
filed 2020-11-03
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39325

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of October 28, 2020 was 78,718,695.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

2019 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2019
Access	–	Access National Corporation and its subsidiaries
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALLL	–	Allowance for loan and lease losses, a component of ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASC 326	–	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 820	–	ASC 820, Fair Value Measurements and Disclosures
ASC 842	–	ASU 2016-02, Leases (Topic 842)
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Atlantic Union Bank (formerly, Union Bank & Trust)
BOLI	–	Bank-owned life insurance
bps	–	Basis points
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CCPs	–	Central Counterparty Clearinghouses
CECL	–	Current expected credit losses
CME	–	Chicago Mercantile Exchange
the Company	–	Atlantic Union Bankshares Corporation (formerly, Union Bankshares Corporation) and its subsidiaries
COVID-19	–	Novel strain of coronavirus first identified in December 2019 in Wuhan, China that has spread worldwide
depositary shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock , with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FCMs	–	Futures Commission Merchants
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Act	–	Federal Reserve Act of 1913, as amended
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FOMC	–	Federal Open Markets Committee
FTE	–	Fully taxable equivalent
GAAP or U.S. GAAP	–	Accounting principles generally accepted in the United States
HTM	–	Held to maturity
ICE Data Services	–	Intercontinental Exchange Data Services
LCH	–	London Clearing House
LIBOR	–	London Interbank Offered Rate
March 22 Joint Guidance	–	The five federal bank regulatory agencies and the Conference of State Bank Supervisors guidance issued on March 22, 2020 (subsequently revised on April 7, 2020)
MSLP	–	Main Street Lending Program
MBS	–	Mortgage Backed Securities
MD&A	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOW	–	Negotiable order of withdrawal
NPA	–	Nonperforming assets
NSF	–	Nonsufficient funds
OCI	–	Other comprehensive income
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCD	–	Purchased credit deteriorated
PCI	–	Purchased credit impaired
PD/LGD	–	Probability of default/loss given default
PPPLF	–	Paycheck Protection Program Liquidity Facility
PPP	–	Paycheck Protection Program
Quarterly Report	–	Quarterly Report on Form 10-Q for the quarter ended September 30, 2020
ROA	–	Return on average assets
ROE	–	Return on average common equity
ROTCE	–	Return on average tangible common equity
ROU Asset	–	Right of Use Asset
RUC	–	Reserve for unfunded commitments
RVI	–	Residual value insurance
SBA	–	Small Business Administration
SEC	–	Securities and Exchange Commission
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SSFA	–	Simplified supervisory formula approach
TDR	–	Troubled debt restructuring
Topic 606	–	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
TFSB	–	The Federal Savings Bank
UMG	–	Union Mortgage Group, Inc.
WHO	–	World Health Organization
Xenith	–	Xenith Bankshares, Inc. and its subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$178,563	$163,050
Interest-bearing deposits in other banks	335,111	234,810
Federal funds sold	7,292	38,172
Total cash and cash equivalents	520,966	436,032
Securities available for sale, at fair value	2,443,340	1,945,445
Securities held to maturity, at carrying value	546,661	555,144
Restricted stock, at cost	112,216	130,848
Loans held for sale, at fair value	52,607	55,405
Loans held for investment, net of deferred fees and costs	14,383,215	12,610,936
Less allowance for loan and lease losses	174,122	42,294
Total loans held for investment, net	14,209,093	12,568,642
Premises and equipment, net	156,934	161,073
Goodwill	935,560	935,560
Amortizable intangibles, net	61,068	73,669
Bank owned life insurance	325,538	322,917
Other assets	566,667	378,255
Total assets	$19,930,650	$17,562,990
LIABILITIES
Noninterest-bearing demand deposits	$4,420,665	$2,970,139
Interest-bearing deposits	11,155,433	10,334,842
Total deposits	15,576,098	13,304,981
Securities sold under agreements to repurchase	91,086	66,053
Other short-term borrowings	175,200	370,200
Long-term borrowings	1,048,036	1,077,495
Other liabilities	379,345	231,159
Total liabilities	17,269,765	15,049,888
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	—
Common stock, $1.33 par value	104,141	105,827
Additional paid-in capital	1,914,640	1,790,305
Retained earnings	579,269	581,395
Accumulated other comprehensive income (loss)	62,662	35,575
Total stockholders' equity	2,660,885	2,513,102
Total liabilities and stockholders' equity	$19,930,650	$17,562,990

Common shares outstanding	78,718,850	80,001,185
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	—
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$138,402	$156,651	$432,763	$459,603
Interest on deposits in other banks	137	1,030	1,154	2,047
Interest and dividends on securities:
Taxable	10,275	12,625	33,170	39,059
Nontaxable	8,600	8,039	24,520	24,413
Total interest and dividend income	157,414	178,345	491,607	525,122
Interest expense:
Interest on deposits	15,568	30,849	63,943	84,088
Interest on short-term borrowings	72	2,200	1,598	14,313
Interest on long-term borrowings	4,393	8,695	16,372	23,978
Total interest expense	20,033	41,744	81,913	122,379
Net interest income	137,381	136,601	409,694	402,743
Provision for credit losses	6,558	9,100	100,954	18,192
Net interest income after provision for credit losses	130,823	127,501	308,740	384,551
Noninterest income:
Service charges on deposit accounts	6,041	7,675	18,549	22,331
Other service charges, commissions and fees	1,621	1,513	4,600	4,879
Interchange fees	1,979	2,108	5,300	12,765
Fiduciary and asset management fees	6,045	6,082	17,543	16,834
Mortgage banking income	8,897	3,374	16,744	7,614
Gains on securities transactions	18	7,104	12,293	7,306
Bank owned life insurance income	3,421	2,062	7,498	6,191
Loan-related interest rate swap fees	3,170	5,480	12,602	10,656
Other operating income	3,215	12,708	4,116	15,045
Total noninterest income	34,407	48,106	99,245	103,621
Noninterest expenses:
Salaries and benefits	49,000	49,718	149,013	148,116
Occupancy expenses	7,441	7,493	21,798	22,427
Furniture and equipment expenses	3,895	3,719	11,042	10,656
Printing, postage, and supplies	904	1,268	3,194	3,763
Technology and data processing	6,564	5,787	19,187	17,203
Professional services	2,914	2,681	9,211	8,269
Marketing and advertising expense	2,631	2,600	7,413	7,891
FDIC assessment premiums and other insurance	1,811	381	7,578	5,620
Other taxes	4,124	3,971	12,364	11,779
Loan-related expenses	2,314	2,566	7,512	7,250
OREO and credit-related expenses	413	1,005	1,512	3,162
Amortization of intangible assets	4,053	4,764	12,676	13,919
Training and other personnel costs	746	1,618	3,192	4,240
Merger-related costs	—	2,435	—	26,928
Rebranding expense	—	1,133	—	5,553
Loss on debt extinguishment	—	16,397	10,306	16,397
Other expenses	6,412	4,151	15,683	10,849
Total noninterest expenses	93,222	111,687	291,681	324,022
Income from continuing operations before income taxes	72,008	63,920	116,304	164,150
Income tax expense	11,008	10,724	17,506	26,330
Income from continuing operations	$61,000	$53,196	$98,798	$137,820
Discontinued operations:
Income (loss) from operations of discontinued mortgage segment	$—	$56	$—	$(173)
Income tax expense (benefit)	—	14	—	(45)
Income (loss) on discontinued operations	—	42	—	(128)
Net income	61,000	53,238	98,798	137,692
Dividends on preferred stock	2,691	-	2,691	-
Net income available to common shareholders	$58,309	$53,238	$96,107	$137,692

Basic earnings per common share	$0.74	$0.65	$1.22	$1.72
Diluted earnings per common share	$0.74	$0.65	$1.22	$1.72
Dividends declared per common share	$0.25	$0.25	$0.75	$0.71
Basic weighted average number of common shares outstanding	78,714,353	81,769,193	78,904,792	80,120,725
Diluted weighted average number of common shares outstanding	78,725,346	81,832,868	78,921,108	80,183,113

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$61,000	$53,238	$98,798	$137,692
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	—	6,025	(699)	1,970
Reclassification adjustment for losses included in net income (net of tax, $0 and $42 for the three months and $394 and $120 for the nine months ended September 30, 2020 and 2019, respectively) (1)	—	158	1,481	451
AFS securities:
Unrealized holding gains arising during period (net of tax, $332 and $3,287 for the three months and $9,824 and $14,513 for the nine months ended September 30, 2020 and 2019, respectively)	1,250	12,364	36,956	54,598
Reclassification adjustment for gains included in net income (net of tax, $4 and $1,492 for the three months and $2,582 and $1,534 for the nine months ended September 30, 2020 and 2019, respectively) (2)	(14)	(5,612)	(9,711)	(5,772)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $1 and $1 for the three months and $4 and $4 for the nine months ended September 30, 2020 and 2019, respectively) (3)	(5)	(5)	(15)	(15)
Bank owned life insurance:
Unrealized holding losses arising during the period	—	(647)	(1,289)	(647)
Reclassification adjustment for losses included in net income (4)	127	19	364	57
Other comprehensive income (loss)	1,358	12,302	27,087	50,642
Comprehensive income	$62,358	$65,540	$125,885	$188,334
(1)	The gross amounts reclassified into earnings for the nine months ended September 30, 2020 included a $1.8 million loss related to the termination of a cash flow hedge that is reported in “Other operating income” with the corresponding income tax effect being reflected as a component of income tax expense. The remaining gross amounts are reported in the interest income and interest expense sections of the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(2)	The gross amounts reclassified into earnings are reported as "Gains on securities transactions" on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(3)	The gross amounts reclassified into earnings are reported within interest income on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(4)	Reclassifications in earnings are reported in "Salaries and benefits" expense on the Company’s Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2019	$105,827	$—	$1,790,305	$581,395	$35,575	$2,513,102
Net Income				7,089		7,089
Other comprehensive income (net of taxes of $3,890)					12,754	12,754
Dividends on common stock ($0.25 per share)				(19,825)		(19,825)
Stock purchased under stock repurchase plan (1,493,472 shares)	(1,985)		(47,894)			(49,879)
Issuance of common stock under Equity Compensation Plans (34,714 shares)	46		731			777
Issuance of common stock for services rendered (6,860 shares)	9		195			204
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (142,176 shares)	189		(2,199)			(2,010)
Impact of adoption of ASC 326				(39,053)		(39,053)
Stock-based compensation expense			2,291			2,291
Balance - March 31, 2020	$104,086	$—	$1,743,429	$529,606	$48,329	$2,425,450
Net Income				30,709		30,709
Other comprehensive income (net of taxes of $3,415)					12,975	12,975
Issuance of preferred stock (17,250 shares)		173	166,190			166,363
Dividends on common stock ($0.25 per share)				(19,677)		(19,677)
Issuance of common stock under Equity Compensation Plans (1,632 shares)	2		22			24
Issuance of common stock for services rendered (8,640 shares)	11		189			200
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (19,848)	27		(206)			(179)
Stock-based compensation expense			2,361			2,361
Balance - June 30, 2020	$104,126	$173	$1,911,985	$540,638	$61,304	$2,618,226
Net Income				61,000		61,000
Other comprehensive income (net of taxes of $327)					1,358	1,358
Net proceeds from preferred stock			(7)			(7)
Dividends on common stock ($0.25 per share)				(19,678)		(19,678)
Dividends on preferred stock ($156.60 per share)				(2,691)		(2,691)
Issuance of common stock for services rendered (8,592 shares)	11		189			200
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (3,009 shares)	4		(27)			(23)
Stock-based compensation expense			2,500			2,500
Balance - September 30, 2020	$104,141	$173	$1,914,640	$579,269	$62,662	$2,660,885

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Dollars in thousands)	2020	2019
Operating activities (1):
Net income	$98,798	$137,692
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	11,311	11,138
Writedown of foreclosed properties and former bank premises	4,847	1,162
Amortization, net	20,151	19,033
Amortization (accretion) related to acquisitions, net	(7,736)	(5,200)
Provision for credit losses	100,954	18,192
Gains on securities transactions, net	(12,293)	(7,306)
BOLI income	(7,498)	(6,191)
Decrease (increase) in loans held for sale, net	2,798	(50,981)
Losses (gains) on sales of foreclosed properties and former bank premises, net	37	144
Losses on debt extinguishment	10,306	16,397
Stock-based compensation expenses	7,152	6,363
Issuance of common stock for services	604	698
Net decrease (increase) in other assets	(180,310)	(76,118)
Net increase in other liabilities	128,298	44,312
Net cash provided by (used in) operating activities	177,419	109,335
Investing activities:
Purchases of AFS securities and restricted stock	(940,745)	(312,120)
Purchases of HTM securities	—	(47,217)
Proceeds from sales of AFS securities and restricted stock	232,946	486,925
Proceeds from maturities, calls and paydowns of AFS securities	271,986	176,824
Proceeds from maturities, calls and paydowns of HTM securities	5,996	2,523
Net increase in loans held for investment	(1,761,350)	(371,260)
Net increase in premises and equipment	(18,557)	(11,547)
Cash proceeds from BOLI settlements	439	—
Proceeds from sales of foreclosed properties and former bank premises	2,706	5,329
Cash paid in acquisitions	—	(12)
Cash acquired in acquisitions	—	46,164
Net cash provided by (used in) investing activities	(2,206,579)	(24,391)
Financing activities:
Net increase in noninterest-bearing deposits	1,450,526	376,160
Net increase in interest-bearing deposits	820,701	471,204
Net increase (decrease) in short-term borrowings	(169,967)	(896,622)
Cash paid for contingent consideration	—	(565)
Proceeds from issuance of long-term debt	189,945	550,000
Repayments of long-term debt	(230,306)	(160,614)
Cash dividends paid - common stock	(59,180)	(58,239)
Cash dividends paid - preferred stock	(2,691)	—
Repurchase of common stock	(49,879)	(35,284)
Issuance of common stock	801	1,818
Issuance of preferred stock, net	166,356	—
Vesting of restricted stock, net of shares held for taxes	(2,212)	(2,081)
Net cash provided by (used in) financing activities	2,114,094	245,777
Increase (decrease) in cash and cash equivalents	84,934	330,721
Cash, cash equivalents and restricted cash at beginning of the period	436,032	261,199
Cash, cash equivalents and restricted cash at end of the period	$520,966	$591,920

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Dollars in thousands)

	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$82,409	$118,067
Income taxes	13,649	20,416

Supplemental schedule of noncash investing and financing activities
Transfers from loans (foreclosed properties) to foreclosed properties (loans)	615	1,816
Transfers from bank premises to OREO	7,949	—
Issuance of common stock in exchange for net assets in acquisitions	—	499,974

Transactions related to acquisitions
Assets acquired	—	2,855,993
Liabilities assumed	—	2,558,638

(1) Discontinued operations have an immaterial impact to the Company’s Consolidated Statements of Cash Flows.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. ACCOUNTING POLICIES

The Company

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 135 branches and approximately 155 ATMs located throughout Virginia, and in portions of Maryland and North Carolina. Middleburg Financial is a brand name used by Atlantic Union Bank and certain affiliates when providing trust, wealth management, private banking, and investment advisory products and services. Certain non-bank affiliates of Atlantic Union Bank include: Old Dominion Capital Management, Inc., and its subsidiary, Outfitter Advisors, Ltd., and Dixon, Hubard, Feinour, & Brown, Inc., which provide investment advisory services, Middleburg Investment Services, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

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

The federal banking regulators have confirmed with the FASB that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current (i.e., less than 30 days past due on contractual payments) when the modification program was implemented are not considered TDRs. In addition, Section 4013 of the CARES Act provides banks, savings associations, and credit unions with the ability to make loan modifications related to COVID-19 without categorizing the loan as a TDR or conducting the analysis to make the determination, which is intended to streamline the loan modification process. Any such suspension is effective for the term of the loan modification; however, the suspension is only permitted for loan modifications made during the effective period of Section 4013 and only for those loans that were not more than thirty days past due as of December 31, 2019. The Company has made $1.8 billion of loan modifications pursuant to the March 22 Joint Guidance or Section 4013 of the CARES Act and as of September 30, 2020 approximately $769.6 million remain under their modified terms. The majority of the Company’s modifications as of September 30, 2020 were in the commercial real estate portfolios.

The Bank processed over 11,000 PPP loans, which totaled $1.7 billion with a recorded investment of $1.6 billion as of September 30, 2020, which included unamortized deferred fees of $32.6 million. The loans carry a 1% interest rate.

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

Management’s determination of the adequacy of the ALLL is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The ALLL is estimated by pooling loans by call code and credit risk indicator and applying a loan-level PD/LGD method for all loans with the exception of its auto and third party consumer lending portfolios. For auto and third party consumer portfolios, the Company has elected to pool those loans based on similar risk characteristics to determine the ALLL using vintage and loss rate methods. The Company utilizes a forecast period of two years and then reverts to the mean of historical loss factors on a straight-line basis over the following two-year period. The Company considers economic forecasts and recession probabilities from highly recognized third-parties to inform the model for loss estimation. The Company’s ALLL estimate is particularly impacted by the unemployment rate forecast in its geographic footprint. In the current quarter forecast, the unemployment rate in the Company’s geographic footprint is projected to remain significantly elevated through the forecast period. Management also considers qualitative factors when estimating loan losses to take into account model limitations. For the current quarter, the largest qualitative additions were related to industries that are particularly impacted by the COVID-19 pandemic and uncertainty regarding the extent and duration of the pandemic and the timing and efficacy of any potential future government stimulus. These qualitative factors were partially offset by qualitative reductions meant to account for enhanced unemployment benefits, bank deferrals, the PPP loan program and other factors. The Company’s Allowance Committee approves the key methodologies and assumptions, as well as the final ALLL on a quarterly basis. While management uses available information to estimate expected losses on loans, future changes in the ALLL may be necessary based on changes in portfolio composition, portfolio credit quality, and/or economic conditions.

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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ACL reserve for both loans and HTM securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $55.4 million on loans held for investment and, $5.1 million on HTM securities at September 30, 2020 and is included in “Other Assets” on the Company’s Consolidated Balance Sheets.

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

The Company regularly evaluates all securities whose values have declined below amortized cost to assess whether the decline in fair value is the result of credit impairment. For AFS securities, the Company evaluates the fair value and credit quality of its AFS securities on at least a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security will be evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s AFS portfolio are security type and credit rating, which are influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, structure, credit enhancement and other factors.

There is currently no ACL held against the Company’s AFS securities portfolio at September 30, 2020. See Note 3 “Securities,” for additional information on the Company’s ACL analysis. If unrealized losses are related to credit quality, the Company estimates the credit related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, an ACL shall be recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis. Non-credit related declines in fair value are recognized in other comprehensive income, net of applicable taxes. Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Charge-offs are recorded against the ACL when management believes the AFS security is no longer collectible. Currently, the Company does not have an ACL on its AFS debt securities portfolio. A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent.

The Company evaluates the credit risk of its HTM securities on at least a quarterly basis. Management estimates expected credit losses on held-to-maturity debt securities based on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. Management recorded an immaterial ACL on HTM securities as a result of the adoption of ASC 326, and no additional changes were needed at September 30, 2020.

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

There were no merger-related costs associated with the acquisition of Access during the first nine months of 2020. Merger- related costs associated with the acquisition of Access were $2.0 million and $25.6 million for the three and nine months ended September 30, 2019, respectively. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, and employee severances, which have been expensed as incurred.

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

All securities information presented as of September 30, 2020 is in accordance with ASC 326. All securities information presented prior to March 31, 2020 is in accordance with previous applicable GAAP. See the Company’s prior accounting policies in Note 1 “Summary of Significant Accounting Policies” of the 2019 Form 10-K.

Available for Sale

The Company’s AFS investment portfolio is generally highly-rated or agency backed. All AFS securities were current with no securities past due or on non-accrual as of September 30, 2020.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of September 30, 2020 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2020
U.S. government and agency securities	$13,463	$465	$(50)	$13,878
Obligations of states and political subdivisions	759,936	39,033	(2,113)	796,856
Corporate and other bonds (1)	147,438	2,217	(737)	148,918
Commercial mortgage-backed securities
Agency	340,706	17,945	(116)	358,535
Non-agency	30,359	71	—	30,430
Total commercial mortgage-backed securities	371,065	18,016	(116)	388,965
Residential mortgage-backed securities
Agency	960,141	35,275	(1,410)	994,006
Non-agency	99,252	587	(743)	99,096
Total residential mortgage-backed securities	1,059,393	35,862	(2,153)	1,093,102
Other securities	1,621	—	—	1,621
Total AFS securities	$2,352,916	$95,593	$(5,169)	$2,443,340
(1)	Other bonds include asset-backed securities.

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

(1) Other bonds include asset-backed securities

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2020 and that are not deemed to be other than temporarily impaired as of December 31, 2019. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2020
U.S. government and agency securities	$—	$—	$5,956	$(50)	$5,956	(50)
Obligations of states and political subdivisions	175,282	(2,113)	—	—	175,282	$(2,113)
Corporate and other bonds(1)	38,137	(477)	20,283	(260)	58,420	(737)
Commercial mortgage-backed securities
Agency	33,827	(115)	446	(1)	34,273	(116)
Non-agency	—	—	—	—	—	—
Total commercial mortgage-backed securities	33,827	(115)	446	(1)	34,273	(116)
Residential mortgage-backed securities
Agency	198,687	(1,407)	1,121	(3)	199,808	(1,410)
Non-agency	57,044	(743)	—	—	57,044	(743)
Total residential mortgage-backed securities	255,731	(2,150)	1,121	(3)	256,852	(2,153)
Total AFS securities	$502,977	$(4,855)	$27,806	$(314)	$530,783	$(5,169)

December 31, 2019
U.S. government and agency securities	$7,638	$(38)	$—	$—	$7,638	$(38)
Obligations of states and political subdivisions	4,526	(29)	—	—	4,526	(29)
Corporate and other bonds(1)	17,323	(83)	19,901	(291)	37,224	(374)
Commercial mortgage-backed securities
Agency	43,552	(530)	14,966	(89)	58,518	(619)
Non-agency	11,162	(24)	—	—	11,162	(24)
Total commercial mortgage-backed securities	54,714	(554)	14,966	(89)	69,680	(643)
Residential mortgage-backed securities
Agency	114,147	(500)	40,168	(316)	154,315	(816)
Non-agency	—	—	—	—	—	—
Total residential mortgage-backed securities	114,147	(500)	40,168	(316)	154,315	(816)
Total AFS securities	$198,348	$(1,204)	$75,035	$(696)	$273,383	$(1,900)

(1) Other bonds includes asset-backed securities.

As of September 30, 2020, there were $27.8 million, or 18 issues, of individual AFS securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $314,000. As of December 31, 2019, there were $75.0 million, or 47 issues, of individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $696,000.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at September 30, 2020 and December 31, 2019 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed securities generally received a 20% SSFA rating.

The following table presents the amortized cost and estimated fair value of AFS securities as of September 30, 2020 and December 31, 2019, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	September 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$28,581	$28,834	$35,177	$35,329
Due after one year through five years	140,844	148,114	164,605	166,873
Due after five years through ten years	251,501	258,806	249,713	254,790
Due after ten years	1,931,990	2,007,586	1,443,932	1,488,453
Total AFS securities	$2,352,916	$2,443,340	$1,893,427	$1,945,445

Refer to Note 8 "Commitments and Contingencies" for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of September 30, 2020 and December 31, 2019.

Held to Maturity

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities and the estimated credit loss inherent in the portfolio is currently immaterial. The Company’s HTM securities were all current, with no securities past due or on non-accrual at September 30, 2020.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of September 30, 2020 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
September 30, 2020
U.S. government and agency securities	$2,767	$—	$(14)	$2,753
Obligations of states and political subdivisions	538,352	67,561	—	605,913
Commercial mortgage-backed securities
Agency	5,542	5	(40)	5,507
Non-agency	—	—	—	—
Total commercial mortgage-backed securities	5,542	5	(40)	5,507
Total held-to-maturity securities	$546,661	$67,566	$(54)	$614,173

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

Credit Quality Indicators & Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. The Company’s HTM securities ACL was immaterial at the adoption of ASC 326. The Company re-evaluated the HTM securities ACL and concluded no additional reserve was needed at September 30, 2020. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s only HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of September 30, 2020 by security type and credit rating (dollars in thousands):

	Three Months Ended September 30, 2020
	U.S. Government and Agency	Obligations of states and political	Mortgage-backed	Total HTM
	securities	subdivisions	securities	securities
Credit Rating:
AAA/AA/A	$—	$533,742	$—	$533,742
Not Rated - Agency(1)	2,767	—	5,542	8,309
Not Rated - Non-Agency	—	4,610	—	4,610
Total	$2,767	$538,352	$5,542	$546,661

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies

The following table presents the amortized cost and estimated fair value of HTM securities as of September 30, 2020 and December 31, 2019, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	September 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$1,005	$1,024	$502	$504
Due after one year through five years	9,076	9,436	10,258	10,539
Due after five years through ten years	1,749	1,796	1,768	1,800
Due after ten years	534,831	601,917	542,616	590,660
Total HTM securities	$546,661	$614,173	$555,144	$603,503

Refer to Note 8 "Commitments and Contingencies" for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of September 30, 2020 and December 31, 2019.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At September 30, 2020 and December 31, 2019, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of the Bank’s outstanding capital at both September 30, 2020 and December 31, 2019. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $67.0 million for September 30, 2020 and December 31, 2019 and FHLB stock in the amount of $45.2 million and $63.9 million as of September 30, 2020 and December 31, 2019, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and nine months ended September 30, 2020 and 2019 (dollars in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Realized gains (losses):
Gross realized gains	$18	$12,522
Gross realized losses	—	(229)
Net realized gains	$18	$12,293

Proceeds from sales of securities	$4,675	$232,946

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Realized gains (losses):
Gross realized gains	$7,104	$9,161
Gross realized losses	—	(1,855)
Net realized gains	$7,104	$7,306

Proceeds from sales of securities	$98,975	$486,925

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

On January 1, 2020, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 “Accounting Policies” in this Quarterly Report. All loan information presented as of September 30, 2020 is in accordance with ASC 326. All loan information presented prior to January 1, 2020 is in accordance with previous applicable GAAP. During March 2020, in response to the economic fallout from the COVID-19 pandemic, the CARES Act was passed by Congress and signed into law by the President along with the March 22 Joint Guidance that provided enhanced guidelines and accounting for COVID-19 related modifications. For further discussion on the CARES Act and the March 22 Joint Guidance and related loan impact refer to Note 1 “Accounting Polices” in this Quarterly Report. The information included below reflects the impact of the CARES Act and the March 22 Joint Guidance.

The Company’s loans are stated at their face amount, net of deferred fees and costs, and consist of the following at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Construction and Land Development	$1,207,190	$1,250,924
Commercial Real Estate - Owner Occupied	2,107,333	2,041,243
Commercial Real Estate - Non-Owner Occupied	3,497,929	3,286,098
Multifamily Real Estate	731,582	633,743
Commercial & Industrial(1)	3,536,249	2,114,033
Residential 1-4 Family - Commercial	696,944	724,337
Residential 1-4 Family - Consumer	830,144	890,503
Residential 1-4 Family - Revolving	618,320	659,504
Auto	387,417	350,419
Consumer	276,023	372,853
Other Commercial(1)	494,084	287,279
Total loans held for investment, net of deferred fees and costs	14,383,215	12,610,936
Allowance for loan and lease losses	(174,122)	(42,294)
Total loans held for investment, net	$14,209,093	$12,568,642

(1)Commercial & industrial and other commercial loans include approximately $1.6 billion and $21.3 million, respectively, in new loans from the PPP loan program at September 30, 2020.

The following table shows the aging of the Company’s loan portfolio, by class, at September 30, 2020 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,200,729	$2,625	$223	$93	$3,520	$1,207,190
Commercial Real Estate - Owner Occupied	2,090,106	4,924	1,310	1,726	9,267	2,107,333
Commercial Real Estate - Non-Owner Occupied	3,493,107	1,291	1,371	168	1,992	3,497,929
Multifamily Real Estate	731,190	—	—	359	33	731,582
Commercial & Industrial	3,528,283	4,322	1,448	604	1,592	3,536,249
Residential 1-4 Family - Commercial	683,730	1,236	937	5,298	5,743	696,944
Residential 1-4 Family - Consumer	806,055	2,998	3,976	4,495	12,620	830,144
Residential 1-4 Family - Revolving	608,570	2,669	1,141	2,276	3,664	618,320
Auto	384,619	1,513	453	315	517	387,417
Consumer	273,829	1,020	772	327	75	276,023
Other Commercial	493,044	613	427	—	—	494,084
Total loans held for investment	$14,293,262	$23,211	$12,058	$15,661	$39,023	$14,383,215

These balances reflect the impact of the CARES Act and the March 22 Joint Guidance which provides relief for TDR designations and also provides guidance on past due reporting for modified loans.

The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of January 1, 2020 as well as amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of September 30, 2020 (dollars in thousands):

	Nonaccrual
	January 1, 2020	September 30, 2020	Nonaccrual With No ALLL	90 Days and still Accruing
Construction and Land Development	$4,060	$3,520	$1,985	$93
Commercial Real Estate - Owner Occupied	13,889	9,267	1,994	1,726
Commercial Real Estate - Non-Owner Occupied	1,368	1,992	—	168
Multifamily Real Estate	—	33	—	359
Commercial & Industrial	3,037	1,592	—	604
Residential 1-4 Family - Commercial	6,492	5,743	1,738	5,298
Residential 1-4 Family - Consumer	13,117	12,620	1,069	4,495
Residential 1-4 Family - Revolving	2,490	3,664	60	2,276
Auto	565	517	—	315
Consumer	88	75	—	327
Other Commercial	98	—	—	—
Total loans held for investment	$45,204	$39,023	$6,846	$15,661

There was no interest income recognized on nonaccrual loans during the three or nine months ended September 30, 2020. See Note 1 “Summary of Significant Accounting Policies” in the Company’s 2019 Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Debt Restructurings

The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. As of September 30, 2020, the Company had approximately $769.6 million in loans still under their modified terms. The Company’s modification program primarily included payment deferrals and interest only modifications.

In addition to the above mentioned modifications, as of September 30, 2020, the Company has TDRs totaling $21.6 million with an estimated $2.7 million of allowance for those loans for the current period.

A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for credit losses in accordance with the Company’s ALLL methodology. For the three and nine months ended September 30, 2020, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by class, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of September 30, 2020 (dollars in thousands):

	September 30, 2020
	No. of	Recorded	Outstanding
	Loans	Investment	Commitment
Performing
Construction and Land Development	4	$219	$—
Commercial Real Estate - Owner Occupied	6	2,140	101
Commercial Real Estate - Non-Owner Occupied	1	1,089	—
Commercial & Industrial	5	1,117	—
Residential 1-4 Family - Commercial	3	247	—
Residential 1-4 Family - Consumer	80	9,165	—
Residential 1-4 Family - Revolving	2	55	—
Consumer	5	31	—
Other Commercial	1	452	—
Total performing	107	$14,515	$101
Nonperforming
Commercial Real Estate - Owner Occupied	2	$293	$—
Commercial Real Estate - Non-Owner Occupied	1	137	—
Commercial & Industrial	3	261	—
Residential 1-4 Family - Commercial	4	1,313	—
Residential 1-4 Family - Consumer	23	4,937	—
Residential 1-4 Family - Revolving	3	104	—
Total nonperforming	36	$7,045	$—
Total performing and nonperforming	143	$21,560	$101

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three and nine months ended September 30, 2020, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the three and nine months ended September 30, 2020 (dollars in thousands):

	All Restructurings
	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Commercial Real Estate - Owner Occupied	—	$—	1	$272
Residential 1-4 Family - Commercial	1	652	1	652
Total interest only at market rate of interest	1	$652	2	$924

Term modification, at a market rate
Commercial & Industrial	—	$—	3	$127
Residential 1-4 Family - Commercial	1	299	1	299
Residential 1-4 Family - Consumer	—	—	4	324
Consumer	—	—	1	10
Total loan term extended at a market rate	1	$299	9	$760

Term modification, below market rate
Construction and Land Development	—	$—	1	$34
Commercial & Industrial	1	143	2	358
Residential 1-4 Family - Commercial	1	290	1	290
Residential 1-4 Family - Consumer	4	423	17	2,387
Residential 1-4 Family - Revolving	—	—	1	52
Total loan term extended at a below market rate	6	$856	22	$3,121

Interest rate modification, below market rate
Total interest only at below market rate of interest	—	$—	—	$—

Total	8	$1,807	33	$4,805

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Within each segment, loan classes are further identified based on similar risk characteristics. The Company has identified the following classes within each segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by segment for the three and nine months ended September 30, 2020 (dollars in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$111,954	$58,023	$169,977	$30,941	$11,353	$42,294
Impact of ASC 326 adoption on non-PCD loans	—	—	—	4,432	40,666	45,098
Impact of ASC 326 adoption on PCD loans	—	—	—	1,752	634	2,386
Impact of adopting ASC 326	—	—	—	6,184	41,300	47,484
Loans charged-off	(995)	(1,983)	(2,978)	(5,553)	(9,253)	(14,806)
Recoveries credited to allowance	718	848	1,566	2,580	2,557	5,137
Provision charged to operations	14,978	(9,421)	5,557	92,503	1,510	94,013
Balance at end of period	$126,655	$47,467	$174,122	$126,655	$47,467	$174,122

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

Commercial Loans

The Company uses a risk rating system as the primary credit quality indicator for classes of loans within the Commercial segment. The risk rating system on a scale of 0 through 9 is used to determine risk level as used in the calculation of the allowance for credit loss. The risk levels, as described below, do not necessarily follow the regulatory definitions of risk levels with the same name. A general description of the characteristics of the risk levels follows:

Pass is determined by the following criteria:

●	Risk rated 0 loans have little or no risk and are with General Obligation Municipal Borrowers;
●	Risk rated 1 loans have little or no risk and are generally secured by cash or cash equivalents;
●	Risk rated 2 loans have minimal risk to well qualified borrowers and no significant questions as to safety;
●	Risk rated 3 loans are satisfactory loans with strong borrowers and secondary sources of repayment;
●	Risk rated 4 loans are satisfactory loans with borrowers not as strong as risk rated 3 loans and may exhibit a greater degree of financial risk based on the type of business supporting the loan.

Watch & Special Mention is determined by the following criteria:

●	Risk rated 5 loans are watch loans that warrant more than the normal level of supervision and have the possibility of an event occurring that may weaken the borrower’s ability to repay;
●	Risk rated 6 loans have increasing potential weaknesses beyond those at which the loan originally was granted and if not addressed could lead to inadequately protecting the Company’s credit position.

Substandard is determined by the following criteria:

●	Risk rated 7 loans are substandard loans and are inadequately protected by the current sound worth or paying capacity of the obligor or the collateral pledged; these have well defined weaknesses that jeopardize the liquidation of the debt with the distinct possibility the Company will sustain some loss if the deficiencies are not corrected.

Doubtful is determined by the following criteria:

●	Risk rated 8 loans are doubtful of collection and the possibility of loss is high but pending specific borrower plans for recovery, its classification as a loss is deferred until its more exact status is determined;
●	Risk rated 9 loans are loss loans which are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of September 30, 2020 (dollars in thousands):

	September 30, 2020
	Term Loans Amortized Cost Basis by Origination Year

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Construction and Land Development
Pass	$236,949	$346,840	$304,768	$41,015	$42,268	$63,632	$29,674	$1,065,146
Watch & Special Mention	2,268	67,572	40,714	347	5,863	16,549	1,645	134,958
Substandard	—	—	368	710	2,040	3,968	—	7,086
Total Construction and Land Development	$239,217	$414,412	$345,850	$42,072	$50,171	$84,149	$31,319	$1,207,190

Commercial Real Estate - Owner Occupied
Pass	$226,090	$369,661	$304,296	$243,299	$143,786	$616,113	$23,577	$1,926,822
Watch & Special Mention	2,002	17,684	23,479	17,770	31,406	64,728	2,599	159,668
Substandard	—	118	1,099	1,113	1,039	17,175	299	20,843
Total Commercial Real Estate - Owner Occupied	$228,092	$387,463	$328,874	$262,182	$176,231	$698,016	$26,475	$2,107,333

Commercial Real Estate - Non-Owner Occupied
Pass	$275,008	$439,081	$401,551	$442,151	$356,256	$862,293	$24,467	$2,800,807
Watch & Special Mention	27,599	104,352	97,973	71,618	107,934	259,591	18,318	687,385
Substandard	—	—	6,464	—	25	3,248	—	9,737
Total Commercial Real Estate - Non-Owner Occupied	$302,607	$543,433	$505,988	$513,769	$464,215	$1,125,132	$42,785	$3,497,929

Commercial & Industrial
Pass	$1,979,209	$401,385	$221,417	$79,734	$76,145	$149,692	$524,960	$3,432,542
Watch & Special Mention	5,081	29,405	16,889	4,163	5,170	6,443	28,156	95,307
Substandard	37	928	396	129	623	2,710	3,577	8,400
Total Commercial & Industrial	$1,984,327	$431,718	$238,702	$84,026	$81,938	$158,845	$556,693	$3,536,249

Multifamily Real Estate
Pass	$131,434	$80,234	$69,881	$120,758	$70,127	$239,525	$2,499	$714,458
Watch & Special Mention	2,283	1,018	4,894	2,490	621	5,427	—	16,733
Substandard	—	—	—	—	—	391	—	391
Total Multifamily Real Estate	$133,717	$81,252	$74,775	$123,248	$70,748	$245,343	$2,499	$731,582

Residential 1-4 Family - Commercial
Pass	$78,631	$100,919	$76,284	$87,277	$76,710	$226,118	$1,251	$647,190
Watch & Special Mention	592	4,625	8,739	4,420	4,186	15,798	—	38,360
Substandard	652	810	272	2,060	993	6,119	488	11,394
Total Residential 1-4 Family - Commercial	$79,875	$106,354	$85,295	$93,757	$81,889	$248,035	$1,739	$696,944

Other Commercial
Pass	$221,801	$115,346	$9,972	$39,542	$16,602	$47,858	$31,730	$482,851
Watch & Special Mention	22	—	621	1,312	927	8,351	—	11,233
Total Other Commercial	$221,823	$115,346	$10,593	$40,854	$17,529	$56,209	$31,730	$494,084

Total Commercial
Pass	$3,149,122	$1,853,466	$1,388,169	$1,053,776	$781,894	$2,205,231	$638,158	$11,069,816
Watch & Special Mention(1)	39,847	224,656	193,309	102,120	156,107	376,887	50,718	1,143,644
Substandard	689	1,856	8,599	4,012	4,720	33,611	4,364	57,851
Total Commercial	$3,189,658	$2,079,978	$1,590,077	$1,159,908	$942,721	$2,615,729	$693,240	$12,271,311

(1)Approximately 85.0% was comprised of Watch, which increased from December 31, 2019 due to the continued uncertainty of the COVID-19 pandemic on impacted industries.

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of September 30, 2020 (dollars in thousands):

	September 30, 2020
	Term Loans Amortized Cost Basis by Origination Year

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Residential 1-4 Family - Consumer
Current	$143,716	$83,309	$78,957	$77,910	$111,043	$311,108	$12	$806,055
30-59 Days Past Due	—	156	1,648	43	263	888	—	2,998
60-89 Days Past Due	—	—	708	1,138	67	2,063	—	3,976
90+ Days Past Due	646	1,574	—	313	388	1,574	—	4,495
Nonaccrual	—	—	708	870	774	10,268	—	12,620
Total Residential 1-4 Family - Consumer	$144,362	$85,039	$82,021	$80,274	$112,535	$325,901	$12	$830,144

Residential 1-4 Family - Revolving
Current	$11,456	$4,160	$2,019	$—	$—	$644	$590,291	$608,570
30-59 Days Past Due	—	36	—	—	—	—	2,633	2,669
60-89 Days Past Due	—	—	—	—	—	—	1,141	1,141
90+ Days Past Due	—	—	—	—	—	—	2,276	2,276
Nonaccrual	—	—	—	—	—	314	3,350	3,664
Total Residential 1-4 Family - Revolving	$11,456	$4,196	$2,019	$—	$—	$958	$599,691	$618,320

Consumer
Current	$26,520	$79,119	$79,878	$25,836	$11,163	$18,017	$33,296	$273,829
30-59 Days Past Due	37	261	444	87	24	41	126	1,020
60-89 Days Past Due	38	126	273	20	25	186	104	772
90+ Days Past Due	—	19	253	32	21	—	2	327
Nonaccrual	—	—	—	—	1	74	—	75
Total Consumer	$26,595	$79,525	$80,848	$25,975	$11,234	$18,318	$33,528	$276,023

Auto
Current	$129,176	$126,243	$62,569	$37,390	$20,505	$8,736	$—	$384,619
30-59 Days Past Due	145	490	265	288	195	130	—	1,513
60-89 Days Past Due	39	132	118	116	26	22	—	453
90+ Days Past Due	29	99	62	45	53	27	—	315
Nonaccrual	33	128	61	107	111	77	—	517
Total Auto	$129,422	$127,092	$63,075	$37,946	$20,890	$8,992	$—	$387,417

Total Consumer
Current	$310,868	$292,831	$223,423	$141,136	$142,711	$338,505	$623,599	$2,073,073
30-59 Days Past Due	182	943	2,357	418	482	1,059	2,759	8,200
60-89 Days Past Due	77	258	1,099	1,274	118	2,271	1,245	6,342
90+ Days Past Due	675	1,692	315	390	462	1,601	2,278	7,413
Nonaccrual	33	128	769	977	886	10,733	3,350	16,876
Total Consumer	$311,835	$295,852	$227,963	$144,195	$144,659	$354,169	$633,231	$2,111,904

The Company did not have any material revolving loans convert to term during the three and nine months ended September 30, 2020.

Acquired Loans

The Company has purchased loans that, at the time of acquisition, exhibited more than insignificant credit deterioration since origination. The Company has elected to treat all loans that were previously identified as PCI as PCD. As of September 30, 2020, the amortized cost of the Company’s PCD loans totaled $68.8 million, which had an estimated ALLL of $4.7 million.

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

The following table shows the average recorded investment and interest income recognized for the Company’s loans, excluding PCI loans, by class for the three and nine months ended September 30, 2019 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
		Interest		Interest
	Average	Income	Average	Income
	Investment	Recognized	Investment	Recognized
Construction and Land Development	$13,581	$40	$13,601	$351
Commercial Real Estate - Owner Occupied	13,301	85	13,436	339
Commercial Real Estate - Non-Owner Occupied	2,748	26	3,543	82
Multifamily Real Estate	1,217	15	1,234	46
Commercial & Industrial	3,986	41	4,046	129
Residential 1-4 Family - Commercial	6,334	41	6,521	125
Residential 1-4 Family - Consumer	19,802	75	20,007	264
Residential 1-4 Family - Revolving	2,125	5	2,242	31
Auto	691	—	781	9
Consumer	184	2	192	5
Other Commercial	570	7	579	21
Total impaired loans	$64,539	$337	$66,182	$1,402

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

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructuring or a foreclosure and repossession of the applicable collateral occurs. During the three and nine months ended September 30, 2019 the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

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

Allowance for Loan and Lease Losses

The following table shows the ALLL activity by class for the nine months ended September 30, 2019. The table below includes the provision for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Nine Months Ended September 30, 2019
	Allowance for loan losses
	Balance,	Recoveries	Loans	Provision	Balance,
	beginning of	credited to	charged	charged to	end of
	the year	allowance	off	operations	period
Construction and Land Development	$6,803	$269	$(4,028)	$2,863	$5,907
Commercial Real Estate - Owner Occupied	4,023	118	(483)	361	4,019
Commercial Real Estate - Non-Owner Occupied	8,865	95	(270)	996	9,686
Multifamily Real Estate	649	85	—	46	780
Commercial & Industrial	7,636	936	(2,162)	2,739	9,149
Residential 1-4 Family - Commercial	1,692	244	(397)	50	1,589
Residential 1-4 Family - Consumer	1,492	256	(108)	158	1,798
Residential 1-4 Family - Revolving	1,297	589	(570)	(179)	1,137
Auto	1,443	452	(957)	614	1,552
Consumer and all other(1)	7,145	1,896	(12,215)	11,377	8,203
Total	$41,045	$4,940	$(21,190)	$19,025	$43,820

(1)Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

The following tables show the loan and ALLL balances based on impairment methodology by class as of December 31, 2019 (dollars in thousands):

	December 31, 2019
	Loans individually		Loans collectively		Loans acquired with
	evaluated for		evaluated for		deteriorated credit
	impairment		impairment		quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$6,861	$49	$1,233,119	$5,709	$10,944	$—	$1,250,924	$5,758
Commercial Real Estate - Owner Occupied	11,621	146	2,002,184	3,773	27,438	—	2,041,243	3,919
Commercial Real Estate - Non-Owner Occupied	3,845	2	3,267,688	9,541	14,565	—	3,286,098	9,543
Multifamily Real Estate	—	—	633,649	632	94	—	633,743	632
Commercial & Industrial	6,236	619	2,106,218	7,768	1,579	217	2,114,033	8,604
Residential 1-4 Family - Commercial	5,773	162	706,359	1,203	12,205	—	724,337	1,365
Residential 1-4 Family - Consumer	20,446	1,242	855,344	771	14,713	—	890,503	2,013
Residential 1-4 Family - Revolving	3,048	510	652,329	813	4,127	—	659,504	1,323
Auto	563	221	349,852	1,232	4	—	350,419	1,453
Consumer and all other(1)	730	76	658,390	7,608	1,012	—	660,132	7,684
Total loans held for investment, net	$59,123	$3,027	$12,465,132	$39,050	$86,681	$217	$12,610,936	$42,294

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of September 30, 2019 (dollars in thousands):

For the Nine Months Ended September 30,
2019
Balance at beginning of period	$31,201
Additions	2,432
Accretion	(9,830)
Reclass of nonaccretable difference due to improvement in expected cash flows	1,372
Measurement period adjustment	2,629
Other, net (1)	5,083
Balance at end of period	$32,887
(1)	This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

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

Amortization expense of intangibles for the three and nine months ended September 30, 2020 totaled $4.1 million and $12.7 million, respectively; and for the three and nine months ended September 30, 2019 totaled $4.8 million and $13.9 million, respectively.

As of September 30, 2020, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining three months of 2020	$3,883
2021	13,874
2022	11,490
2023	9,687
2024	7,819
Thereafter	14,315
Total estimated amortization expense	$61,068

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

At lease inception the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In certain cases, the Company obtains lessee-provided residual value guarantees and third-party RVI to reduce its residual asset risk. At September 30, 2020 the carrying value of residual assets covered by residual value guarantees and RVI was $14.2 million.

The net investment in sales-type and direct financing leases consists of the carrying amount of the lease receivables plus unguaranteed residual assets, net of unearned income and any deferred selling profit on direct financing leases. The lease receivables include the lessor’s right to receive lease payments and the guaranteed residual asset value the lessor expects to derive from the underlying assets at the end of the lease term. At September 30, 2020, the total net investment in sales-type and direct financing leases was $146.5 million, comprised of $142.1 million in lease receivables and $4.4 million in unguaranteed residuals. There were no significant changes in the balance of the Company’s unguaranteed residual assets for the period ending September 30, 2020. The Company’s net investment in sales-type and direct financing leases are included in Loans Held for Investment (net of deferred fees and costs) on the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2020, total lease income was $782,000 and $1.1 million, respectively, and is recorded within Interest Income on the Company’s Consolidated Statements of Income. There was no lease income for the three and nine months ended September 30, 2019.

Lessee Arrangements

The Company’s lessee arrangements consist of operating and finance leases; however, the majority of the leases have been classified as non-cancellable operating leases and are primarily for real estate leases with remaining lease terms of up to 25 years. The Company’s real estate lease agreements do not contain residual value guarantees and most agreements do not contain restrictive covenants. The Company does not have any material arrangements where the Company is in a sublease contract.

Lessee arrangements with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets. The ROU Assets and lease liabilities associated with operating and finance leases greater than twelve months are recorded in the Company’s Consolidated Balance Sheets; ROU Assets within Other Assets and lease liabilities within Other Liabilities. ROU Assets represent the Company’s right to use an underlying asset over the course of the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The initial measurement of lease liabilities and ROU Assets are the same for operating and finance leases. Lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments, discounted using the incremental borrowing rate. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU Assets are recognized at commencement date based on the initial measurement of the lease liability, any lease payments made excluding lease incentives, and any initial direct costs incurred. Most of the Company’s operating leases include one or more options to renew. The Company is reasonably certain to exercise those options, they are included in the measurement of the operating ROU Assets and lease liabilities.

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

As of September 30, 2020, the Company had no sales leaseback transactions or leases that have not yet commenced that create significant rights and obligations.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information (dollars in thousands):

	September 30, 2020		December 31, 2019
	Operating	Finance	Operating
Right-of-use-assets	$53,948	$7,654	$54,941
Lease liabilities	64,757	10,590	66,052
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	7.41	8.33	7.36
Weighted-average discount rate (1)	2.26%	1.17%	2.69%
(1)	An incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Nine months ended September 30,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$41	$-
Operating Cash Flows from Operating Leases	10,398	10,327
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7,566	5,979
Finance leases	10,549	-

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net Operating Lease Cost	$2,536	$2,928	$8,383	$8,940
Finance Lease Cost:
Amortization of right-of-use assets	230	-	306	-
Interest on lease liabilities	31	-	41	-
Total Lease Cost	$2,797	$2,928	$8,730	$8,940

The maturities of lessor and lessee arrangements outstanding at September 30, 2020 are presented in the tables below (dollars in thousands):

	September 30, 2020
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining three months of 2020	$7,416	$3,193	$—
2021	28,883	12,500	1,261
2022	29,799	11,289	1,292
2023	28,136	10,324	1,325
2024	26,185	9,007	1,358
2025	17,780	6,712	1,392
Thereafter	13,594	17,701	4,515
Total undiscounted cash flows	151,793	70,726	11,143
Less: Adjustments (1)	9,645	5,969	553
Total (2)	$142,148	$64,757	$10,590
(1)	Lessor – unearned income and unearned guaranteed residual value; Lessee – imputed interest.
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

Total short-term borrowings consist of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Securities sold under agreements to repurchase	$91,086	$66,053
Federal Funds Purchased	25,000	—
FHLB Advances	150,200	370,200
Total short-term borrowings	$266,286	$436,253

Average outstanding balance during the period	$223,068	$673,116
Average interest rate (during the period)	0.96%	2.30%
Average interest rate at end of period	0.25%	1.52%

The Bank maintains federal funds lines with several correspondent banks, the remaining available balance was $942.0 million and $682.0 million at September 30, 2020 and December 31, 2019, respectively. The Company maintains an alternate line of credit at a correspondent bank, which had an available balance of $25.0 million at both September 30, 2020 and December 31, 2019. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with such covenants as of September 30, 2020. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $5.9 billion and $5.2 billion at September 30, 2020 and December 31, 2019, respectively.

Long-term Borrowings

In connection with several previous bank acquisitions, the Company issued and acquired trust preferred capital notes of $58.5 million and $87.0 million, respectively. Most recently, in connection with the acquisition of Access on February 1, 2019, the Company acquired additional trust preferred capital notes totaling $5.0 million. The remaining fair value discount on all acquired trust preferred capital notes was $14.3 million at September 30, 2020.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances which was deferred and to be amortized over the term of the modified advances using the effective rate method. On August 29, 2019, the Company repaid the floating rate FHLB advances. In connection with this repayment, the remaining unamortized prepayment penalty of $7.4 million was immediately recognized as a component of noninterest expense during the third quarter of 2019.

During the second quarter of 2020, in connection with the loans originated as part of the PPP, the Company borrowed under the Federal Reserve’s PPPLF. Under the terms of the PPPLF, the Company can borrow funds which are secured by the Company’s PPP loans, and the interest rate on these borrowings is fixed.

Total long-term borrowings consist of the following as of September 30, 2020 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	2.98%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	1.63%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	2.96%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	3.33%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	3.33%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	2.88%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	1.73%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	1.78%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	3.08%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
FHLB Advances(3)
Convertible Flipper	$50,000	-%	0.85%	8/17/2029
Convertible Flipper	150,000	(0.75)%	-%	5/22/2029
Convertible Flipper	50,000	(0.75)%	-%	5/30/2029
Convertible Flipper	100,000	(0.75)%	-%	6/21/2029
Fixed Rate Convertible	200,000	-%	1.78%	10/26/2028
Fixed Rate Credit	10,000	-%	1.54%	10/2/2020
Total FHLB Advances	$560,000
Subordinated Debt(4)(5)
2025 Subordinated Debt	$8,500	-%	6.75%	6/30/2025
2026 Subordinated Debt(6)	150,000	-%	5.00%	12/15/2026
Total Subordinated Debt	$158,500
PPPLF Advances(7)
PPPLF Advance 4/8/2022	$55,422	-%	0.35%	4/8/2022
PPPLF Advance 4/11/2022	134,523	-%	0.35%	4/11/2022
Total PPPLF Advances	$189,945
Fair Value Premium (Discount)(8)	(15,568)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$1,048,036
(1)	Rate as of September 30, 2020. Calculated using non-rounded numbers.
(2)	The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.
(3)	Convertible Flippers have interest rate floors of 0%.
(4)	The remaining issuance discount as of September 30, 2020 is $1.2 million.
(5)	Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.
(6)	Fixed-to-floating rate notes. On December 15, 2021, the interest rate will change to a floating rate of LIBOR plus 3.175% through its maturity date.
(7)	The Company’s available borrowing capacity under the PPPLF as of September 30, 2020 was $1.4 billion.
(8)	Includes discount on issued subordinated notes.

Total long-term borrowings consist of the following as of December 31, 2019 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	4.66%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	3.31%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	4.64%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	5.01%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	5.01%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	4.56%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	3.41%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	3.46%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	4.76%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
FHLB Advances(3)
Convertible Flipper	$50,000	(0.75)%	1.16%	8/17/2029
Convertible Flipper	200,000	(0.50)%	1.41%	5/15/2024
Convertible Flipper	150,000	(0.75)%	1.16%	5/22/2029
Convertible Flipper	50,000	(0.75)	1.16	5/30/2029
Convertible Flipper	100,000	(0.75)%	1.16%	6/21/2029
Fixed Rate Convertible	200,000	-%	1.78%	10/26/2028
Fixed Rate Hybrid	20,000	-%	1.58%	5/18/2020
Fixed Rate Credit	10,000	-%	1.54%	10/2/2020
Total FHLB Advances	$780,000
Subordinated Debt(4)(5)
2025 Subordinated Debt	$8,500	-%	6.75%	6/30/2025
2026 Subordinated Debt(6)	150,000	-%	5.00%	12/15/2026
Total Subordinated Debt	$158,500
Fair Value Premium (Discount)(7)	(16,164)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$1,077,495
(1)	Rate as of December 31, 2019. Calculated using non-rounded numbers.
(2)	The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.
(3)	Convertible Flippers have interest rate floors of 0%.
(4)	The remaining issuance discount as of December 31, 2019 is $1.4 million.
(5)	Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.
(6)	Fixed-to-floating rate notes. On December 15, 2021, the interest rate will change to a floating rate of LIBOR plus 3.175% through its maturity date.
(7)	Includes discount on issued subordinated notes.

As of September 30, 2020, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred				Fair Value	Total
	Capital	Subordinated	PPPLF	FHLB	Premium	Long-term
	Notes	Debt	Advances	Advances	(Discount) (1)	Borrowings
For the remaining three months of 2020	$—	$—	$—	$10,000	$(238)	$9,762
2021	—	—	—	—	(1,008)	(1,008)
2022	—	—	189,945	—	(1,030)	188,915
2023	—	—	—	—	(1,053)	(1,053)
2024	—	—	—	—	(1,078)	(1,078)
Thereafter	155,159	158,500	—	550,000	(11,161)	852,498
Total long-term borrowings	$155,159	$158,500	$189,945	$560,000	$(15,568)	$1,048,036

(1)	Includes discount on issued subordinated notes.

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

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized on the Company’s Consolidated Balance Sheets. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss and funding information, current and future economic conditions, risk ratings, and past due status among other factors in the consideration of expected credit losses in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve that includes balances relating to mortgage loans previously sold based on historical statistics and loss rates. As of September 30, 2020 and December 31, 2019, the Company’s reserves for off-balance sheet credit risk and indemnification were $14.0 million and $2.6 million, respectively.

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

The following table presents the balances of commitments and contingencies (dollars in thousands):

	September 30, 2020	December 31, 2019
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$4,631,361	$4,691,272
Letters of credit	164,303	209,658
Total commitments with off-balance sheet risk	$4,795,664	$4,900,930
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

As of September 30, 2020, the Company had approximately $296.2 million in deposits in other financial institutions, of which $276.8 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $16.3 million in deposits in other financial institutions that were uninsured at September 30, 2020. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. Refer to Note 9 “Derivatives” for additional information.

As part of the Company’s liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at September 30, 2020 and December 31, 2019 (dollars in thousands):

	Pledged Assets as of September 30, 2020
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$476,167	$432,791	$—	$908,958
Repurchase agreements	—	111,781	—	—	111,781
FHLB advances	—	54,195	—	4,354,063	4,408,258
Derivatives	276,786	939	—	—	277,725
Fed Funds	—	—	—	316,561	316,561
PPP Loans	—	—	—	189,945	189,945
Other purposes	—	124,517	8,862	—	133,379
Total pledged assets	$276,786	$767,599	$441,653	$4,860,569	$6,346,607

(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2019
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$467,266	$292,096	$—	$759,362
Repurchase agreements	—	79,299	7,602	—	86,901
FHLB advances	—	63,812	—	3,846,934	3,910,746
Derivatives	116,839	1,260	—	—	118,099
Fed Funds	—	—	—	292,738	292,738
Other purposes	—	122,358	10,654	—	133,012
Total pledged assets	$116,839	$733,995	$310,352	$4,139,672	$5,300,858

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

The Company did not have any derivatives designated as cash flow hedges outstanding at September 30, 2020.

Fair Value Hedge

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At September 30, 2020 and December 31, 2019, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $75.9 million and $83.1 million, respectively, and the fair value of the swaps associated with the derivative related to hedged items was an unrealized loss of $5.9 million and $2.0 million, respectively.

AFS Securities: The Company has entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate available for sale securities. At September 30, 2020 and December 31, 2019, the aggregate notional amount of the related hedged items of the AFS securities totaled $50 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized loss of $8.0 million and $4.1 million, respectively.

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

The following table summarizes key elements of the Company’s derivative instruments as of September 30, 2020 and December 31, 2019, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	September 30, 2020			December 31, 2019
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$—	$—	$—	$100,000	$—	$1,147
Fair value hedges	125,856	—	13,912	133,078	182	6,256
Derivatives not designated as accounting hedges:
Loan Swaps :
Pay fixed - receive floating interest rate swaps	2,192,085	—	187,299	1,575,149	753	53,592
Pay floating - receive fixed interest rate swaps	2,192,085	187,299	—	1,575,149	53,592	753

(1)	Notional amounts are not recorded on the Company’s Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.
(2)	Balances represent fair value of derivative financial instruments.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$179,908	$7,992	$206,799	$4,072
Loans	75,856	5,830	83,078	1,972

(1)	These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2020 and December 31, 2019, the amortized cost basis of this portfolio was $180 million and $207 million, respectively and the cumulative basis adjustment associated with this hedge was $8.0 million and $4.1 million, respectively. The amount of the designated hedged item was $50 million.
(2)	Carrying value represents amortized cost.

10. STOCKHOLDERS’ EQUITY

Series A Preferred Stock

On June 9, 2020, the Company issued and sold 6,900,000 depositary shares, each representing a 1/400th ownership interest in a share of its 6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share (the “Series A preferred stock”), with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share), including 900,000 depositary shares pursuant to the exercise in full by the underwriters of their option to purchase additional depositary shares. The total net proceeds to the Company were approximately $166.4 million, after deducting the underwriting discount and other offering expenses payable by the Company. The Company intends to use the net proceeds of the offering for general corporate purposes in the ordinary course of its business. General corporate purposes may include repayment of debt, loan funding, acquisitions, additions to working capital, capital expenditures and investments in the Company’s subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - June 30, 2020	$63,886	$65	$—	$(2,647)	$61,304
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	1,250	—	—	—	1,250
Amounts reclassified from AOCI into earnings	(14)	(5)	—	127	108
Net current period other comprehensive income (loss)	1,236	(5)	—	127	1,358
Balance - September 30, 2020	$65,122	$60	$—	$(2,520)	$62,662

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - December 31, 2019	$37,877	$75	$(782)	$(1,595)	$35,575
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	36,956	—	(699)	(1,289)	34,968
Amounts reclassified from AOCI into earnings	(9,711)	(15)	1,481	364	(7,881)
Net current period other comprehensive income (loss)	27,245	(15)	782	(925)	27,087
Balance - September 30, 2020	$65,122	$60	$—	$(2,520)	$62,662

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

Derivative instruments

As discussed in Note 9 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No material differences were identified during the validation as of September 30, 2020 and December 31, 2019. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of September 30, 2020 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third party portfolio accounting service vendor for valuation of its securities portfolio. The vendor’s primary source for security valuation is ICE Data Services, which evaluates securities based on market data. ICE Data Services utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2020 and December 31, 2019.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 (dollars in thousands):

	Fair Value Measurements at September 30, 2020 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$13,878	$—	$13,878
Obligations of states and political subdivisions	—	796,856	—	796,856
Corporate and other bonds(1)	—	148,918	—	148,918
Mortgage-backed securities	—	1,482,067	—	1,482,067
Other securities	—	1,621	—	1,621
Loans held for sale	—	52,607	—	52,607
Derivatives:
Interest rate swap	—	187,299	—	187,299

LIABILITIES
Derivatives:
Interest rate swap	$—	$187,299	$—	$187,299
Fair value hedges	—	13,912	—	13,912
(1)	Other bonds include asset-backed securities.

	Fair Value Measurements at December 31, 2019 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$21,320	$—	$21,320
Obligations of states and political subdivisions	—	447,091	—	447,091
Corporate and other bonds(1)	—	135,959	—	135,959
Mortgage-backed securities	—	1,337,996	—	1,337,996
Other securities	—	3,079	—	3,079
Loans held for sale	—	55,405	—	55,405
Derivatives:
Interest rate swap	—	54,345	—	54,345
Fair value hedges	—	182	—	182

LIABILITIES
Derivatives:
Interest rate swap	$—	$54,345	$—	$54,345
Cash flow hedges	—	1,147	—	1,147
Fair value hedges	—	6,256	—	6,256
(1)	Other bonds include asset-backed securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to foreclosed properties, former bank premises, and collateral-dependent loans that are individually assessed. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The assets for which a nonrecurring fair value measurement was recorded during the period ended September 30, 2020 and December 31, 2019 was $14.0 million and $11.9 million, respectively. The nonrecurring valuation adjustments for these assets did not have a material impact on the Company’s consolidated financial statements.

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

HTM Securities

The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third party portfolio accounting service vendor for valuation of its securities portfolio. The vendor’s primary source for security valuation is ICE Data Services, which evaluates securities based on market data. ICE Data Services utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2020 and December 31, 2019. The Company’s level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2020 and December 31, 2019.

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

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2020 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$520,966	$520,966	$—	$—	$520,966
AFS securities	2,443,340	—	2,443,340	—	2,443,340
HTM securities	546,661	—	600,679	13,494	614,173
Restricted stock	112,216	—	112,216	—	112,216
Loans held for sale	52,607	—	52,607	—	52,607
Net loans	14,209,093	—	—	14,102,010	14,102,010
Derivatives:
Interest rate swap	187,299	—	187,299	—	187,299
Accrued interest receivable	71,475	—	71,475	—	71,475
BOLI	325,538	—	325,538	—	325,538

LIABILITIES
Deposits	$15,576,098	$—	$15,624,786	$—	$15,624,786
Borrowings	1,314,322	—	1,279,838	—	1,279,838
Accrued interest payable	5,126	—	5,126	—	5,126
Derivatives:
Interest rate swap	187,299	—	187,299	—	187,299
Fair value hedges	13,912	—	13,912	—	13,912

	Fair Value Measurements at December 31, 2019 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$436,032	$436,032	$—	$—	$436,032
AFS securities	1,945,445	—	1,945,445	—	1,945,445
HTM securities	555,144	—	585,820	17,683	603,503
Restricted stock	130,848	—	130,848	—	130,848
Loans held for sale	55,405	—	55,405	—	55,405
Net loans	12,568,642	—	—	12,449,505	12,449,505
Derivatives:
Interest rate swap	54,345	—	54,345	—	54,345
Fair value hedges	182	—	182	—	182
Accrued interest receivable	52,721	—	52,721	—	52,721
BOLI	322,917	—	322,917	—	322,917

LIABILITIES
Deposits	$13,304,981	$—	$13,349,943	$—	$13,349,943
Borrowings	1,513,748	—	1,479,606	—	1,479,606
Accrued interest payable	6,108	—	6,108	—	6,108
Derivatives:
Interest rate swap	54,345	—	54,345	—	54,345
Cash flow hedges	1,147	—	1,147	—	1,147
Fair value hedges	6,256	—	6,256	—	6,256

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

Noninterest income disaggregated by major source, for the three and nine months ended September 30, 2020 and 2019, consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$4,231	$6,021	$13,240	$17,847
Maintenance fees & other	1,810	1,654	5,309	4,484
Other service charges, commissions, and fees (1)	1,621	1,513	4,600	4,879
Interchange fees(1)	1,979	2,108	5,300	12,765
Fiduciary and asset management fees (1):
Trust asset management fees	2,729	2,661	8,026	5,977
Registered advisor management fees	2,224	2,219	6,402	7,919
Brokerage management fees	1,092	1,202	3,115	2,938
Mortgage banking income	8,897	3,374	16,744	7,614
Gains on securities transactions	18	7,104	12,293	7,306
Bank owned life insurance income	3,421	2,062	7,498	6,191
Loan-related interest rate swap fees	3,170	5,480	12,602	10,656
Other operating income (2)(3)	3,215	12,708	4,116	15,045
Total noninterest income (4)	$34,407	$48,106	$99,245	$103,621

(1)    Income within scope of Topic 606.

(2)    Includes income within the scope of Topic 606 of $1.2 million and $343,000 for the three months ended September 30, 2020 and 2019, respectively, and $2.4 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively. The remaining balance is outside the scope of Topic 606.

(3) For the three and nine months ended September 30, 2019, the remaining balance outside the scope of Topic 606 includes $9.3 million from life insurance proceeds received during that period related to a Xenith acquired loan that had been charged off prior to the Company’s acquisition of Xenith.

(4)   Noninterest income for the discontinued mortgage segment is reported in Note 14 "Segment Reporting & Discontinued Operations."

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

The following table presents EPS from continuing operations, discontinued operations and total net income available to common shareholders for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income:
Income from continuing operations	$61,000	$53,196	$98,798	$137,820
Income (loss) from discontinued operations	—	42	—	(128)
Net Income	61,000	53,238	98,798	137,692
Preferred Stock Dividends	2,691	—	2,691	—
Net income available to common shareholders	$58,309	$53,238	$96,107	$137,692

Weighted average shares outstanding, basic	78,714	81,769	78,905	80,121
Dilutive effect of stock awards and warrants	11	64	16	63
Weighted average shares outstanding, diluted	78,725	81,833	78,921	80,184

Basic EPS:
EPS from continuing operations	$0.74	$0.65	$1.22	$1.72
EPS from discontinued operations	—	—	—	—
EPS available to common shareholders	$0.74	$0.65	$1.22	$1.72

Diluted EPS:
EPS from continuing operations	$0.74	$0.65	$1.22	$1.72
EPS from discontinued operations	—	—	—	—
EPS available to common shareholders	$0.74	$0.65	$1.22	$1.72

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

As of and for the three and nine months ended September 30, 2020, the assets and liabilities, as well as the operating results, of the discontinued mortgage segment were not considered material. As of December 31, 2019, the Company’s Consolidated Balance Sheets included assets and liabilities from discontinued operations of $668,000 and $640,000, respectively. Management believes there are no material on-going obligations with respect to UMG’s business that have not been recorded in the Company’s consolidated financial statements.

The following table presents summarized operating results of the discontinued mortgage segment for the three and nine months ended September 30, 2019 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Net interest income	$—	$—
Provision for credit losses	—	—
Net interest income after provision for credit losses	—	—
Noninterest income	—	1
Noninterest expenses	(56)	174
Income before income taxes	56	(173)
Income tax expense (benefit)	14	(45)
Net income (loss) on discontinued operations	$42	$(128)

15. SUBSEQUENT EVENTS

On October 29, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share of common stock. The common stock dividend amount is the same as that paid in the prior quarter and the fourth quarter of 2019. The common stock dividend is payable on November 27, 2020 to common shareholders of record as of November 13, 2020.

The Board also declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on December 1, 2020 to preferred shareholders of record as of November 16, 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation (the Company) as of September 30, 2020, the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2020 and 2019, the consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

November 3, 2020

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	changes in interest rates;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth, including as a result of the COVID-19 pandemic;
●	the quality or composition of the loan or investment portfolios and changes therein;
●	demand for loan products and financial services in the Company’s market area;
●	the Company’s ability to manage its growth or implement its growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	the Company’s ability to recruit and retain key employees;
●	the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets;
●	real estate values in the Bank’s lending area;
●	an insufficient ACL;
●	changes in accounting principles relating to the CECL methodology;
●	the Company’s liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;
●	the Company’s ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (such as the COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth;
●	the effect of steps the Company takes in response to the COVID-19 pandemic, the severity and duration of the pandemic, including whether there is a resurgence of COVID-19 infections, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein;
●	performance by the Company’s counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements, including the impact of the CARES Act and other legislative and regulatory reactions to the COVID-19 pandemic;
●	potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic, including, among other things, the CARES Act;
●	legislative or regulatory changes and requirements;
●	the effects of changes in federal, state or local tax laws and regulations;
●	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	changes to applicable accounting principles and guidelines; and
●	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s 2019 Form 10-K and comparable sections of this Quarterly Report and related disclosures in other filings, including the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to in this Quarterly Report. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

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

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT ADOPTED)

In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This guidance was issued to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The amendments are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those years. The Company is still evaluating the impacts from this standard.

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

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 135 branches and approximately 155 ATMs located throughout Virginia, and in portions of Maryland and North Carolina. Middleburg Financial is a brand name used by Atlantic Union Bank and certain affiliates when providing trust, wealth management, private banking, and investment advisory products and services. Certain non-bank affiliates of Atlantic Union Bank include: Old Dominion Capital Management, Inc., and its subsidiary, Outfitter Advisors, Ltd., and Dixon, Hubard, Feinour, & Brown, Inc., which provide investment advisory services; Middleburg Investment Services, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of the Company’s common stock are traded on the Nasdaq Global Select Market under the symbol "AUB". Additional information is available on the Company’s website at https://investors.atlanticunionbank.com. The information contained on the Company’s website is not a part of or incorporated into this Quarterly Report.

RESULTS OF OPERATIONS

Executive Overview

On February 1, 2019, the Company completed the acquisition of Access, a bank holding company based in Reston, Virginia. The Company’s results for the first quarter of 2019 include two months of financial results of Access.

On May 20, 2019, the Company re-branded to Atlantic Union Bankshares Corporation and successfully completed the integration of Access National Bank branches and operations into Atlantic Union Bank. Rebranding-related costs amounted to $1.1 million and $5.6 million during the three and nine months ended September 30, 2019, respectively. There were no rebranding costs during the nine months ended September 30, 2020.

On January 1, 2020, the Company adopted ASC 326, which resulted in an increase of $51.7 million in the ACL on January 1, 2020. The impact of the worsening economic forecast related to COVID-19 subsequent to the adoption of ASC 326 has further increased the ACL by $91.3 million to $186.1 million at September 30, 2020. The ACL included an ALLL of $174.1 million and an RUC of $12.0 million at September 30, 2020.

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

During 2020, the Company undertook several expense reduction actions, including the consolidation of 14 branches, which was completed in September 2020, to reduce expenses in light of the current and expected operating environment. These actions resulted in expenses of $2.6 million, primarily related to real estate related write-downs, during the three months ended September 30, 2020, and expenses of $6.0 million, primarily related to real estate related write-downs and severance, during the nine months ended September 30, 2020.

Third Quarter Net Income and Performance Metrics

●	Net income available to common shareholders was $58.3 million and EPS was $0.74 for the third quarter of 2020 compared to net income of $53.2 million and EPS of $0.65 for the third quarter of 2019.
●	Pre-tax pre-provision operating earnings(1), which exclude provision for credit losses, merger and rebranding-related costs, and income tax expense, were $78.6 million for the third quarter of 2020 compared to $76.6 million for the third quarter of 2019.

Nine Month Net Income and Performance Metrics

●	Net income available to common shareholders was $96.1 million and EPS was $1.22 for the nine months ended September 30, 2020 compared to net income of $137.7 million and EPS of $1.72 for the nine months ended September 30, 2019.
●	Pre-tax pre-provision operating earnings(1) were $217.3 million for the nine months ended September 30, 2020 compared to $214.7 million for the nine months ended September 30, 2019.

Balance Sheet

●	Loans held for investment (net of deferred fees and costs) were $14.4 billion at September 30, 2020, an increase of $1.8 billion, or 18.8% (annualized), from December 31, 2019. Excluding the impact of the PPP(1), loans held for investment grew $171.7 million, or 1.8% (annualized).
●	Total deposits were $15.6 billion at September 30, 2020, an increase of $2.3 billion, or 22.8% (annualized), from December 31, 2019.

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

In December 2019, COVID-19 was reported in Wuhan, China. The WHO declared the COVID-19 outbreak to constitute a Public Health Emergency of International Concern on January 30, 2020. Over the course of the first quarter of 2020, COVID-19 developed into a worldwide outbreak and, on March 11, 2020, the WHO characterized COVID-19 as a pandemic. On March 13, 2020, the President of the United States issued a proclamation declaring a national state of emergency in response to COVID-19. During the final two weeks of March 2020, the governors of multiple U.S. states, including Virginia, where the Company has its principal place of business, issued stay-at-home orders that directed the closing of non-essential businesses and restricted public gatherings. Beginning in the second quarter of 2020, businesses began to re-open in many areas of the United States under government social distancing and other restrictions. However, the COVID-19 pandemic will likely continue to be a significant health concern in the Company’s areas of operation, the United States and across the globe.

The pandemic is having a wide range of economic impacts, involving the possibility of an extended economic recession. The pandemic has severely disrupted supply chains and adversely affected production, demand, sales, and employee productivity across a range of industries. It has dramatically increased unemployment in the Company’s areas of operation and nationally. It is expected that the national economy and economies in the Company’s areas of operations will continue to be affected throughout the remainder of fiscal year 2020, despite the fact that many businesses have opened to one degree or another. In addition, the pandemic may have social and other impacts that are not yet known but may affect the Company’s customers, employees, and vendors. These events have adversely affected the Company’s operations during the first nine months of 2020 and are expected to impact its business, financial condition, and results of operations throughout the remainder of fiscal year 2020. The duration, nature, and severity of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration, spread, and severity of the outbreak, the pandemic’s impact on its customers, employees, and vendors and the nature and effect of past and future federal and state governmental and private sector responses to the pandemic, all of which are uncertain and cannot be predicted. New information may emerge concerning the severity of the outbreak and the actions taken to contain COVID-19 infections or treat its impact may change or become more restrictive if a resurgence of COVID-19 infections occurs as a result of the loosening of governmental restrictions or otherwise.

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

During 2020, the Bank participated in the SBA PPP under the CARES Act, which was intended to provide economic relief to small businesses that have been adversely impacted by COVID-19. The Bank processed over 11,000 PPP loans, which totaled $1.7 billion with a recorded investment of $1.6 billion as of September 30, 2020, which included unamortized deferred fees of $32.6 million.

Loans under the PPP generally have a two-year term, earn interest at 1.00%, and are forgivable to the extent that the proceeds are used for payroll costs and other qualifying expenses in accordance with the terms of the program. Lenders participating in the program are scheduled to receive loan processing fees from the SBA ranging from 1.00% to 5.00% of the initial principal amount of the loan. Beginning in the third quarter of 2020, the Bank began to work with these borrowers and the SBA to achieve forgiveness and repayment of these loans.

The Bank has also implemented a short-term loan modification program that is intended to provide temporary relief for certain of our borrowers who expected to be or may have already been adversely affected by the outbreak of COVID-19 by providing short-term deferrals of loan payments on amortizing loans. The Bank offered a three- to six-month full payment deferral option or a three- to six-month interest-only payment option. In accordance with the March 22 Guidance and the CARES Act, these short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.

As of September 30, 2020, approximately $769.6 million remained under their modified loan terms. As of October 16, 2020, the loans that remained under their modified terms declined from September 30, 2020 by approximately 32% to approximately $522.6 million, over 90% of which were related to the commercial portfolio. The significant majority of the commercial loans that rolled off of their initial modification did not require a subsequent modification.  Subsequent modification requests have been primarily concentrated in the Company’s hotel portfolio.

Additionally, the Bank has offered a greater than six-month interest-only payment option, although the Bank currently expects minimal use of that option by customers.

The Bank has not registered as a lender under the MSLP but continues to monitor developments related thereto.

Net Interest Income

	For the Three Months Ended
	September 30,
	2020	2019	Change

	(Dollars in thousands)
Average interest-earning assets	$17,748,152	$15,191,792	$2,556,360
Interest and dividend income	$157,414	$178,345	$(20,931)
Interest and dividend income (FTE) (1)	$160,315	$181,149	$(20,834)
Yield on interest-earning assets	3.53%	4.66%	(113)	bps
Yield on interest-earning assets (FTE) (1)	3.59%	4.73%	(114)	bps
Average interest-bearing liabilities	$12,444,083	$11,427,305	$1,016,778
Interest expense	$20,033	$41,744	$(21,711)
Cost of interest-bearing liabilities	0.64%	1.45%	(81)	bps
Cost of funds	0.45%	1.09%	(64)	bps
Net interest income	$137,381	$136,601	$780
Net interest income (FTE) (1)	$140,282	$139,405	$877
Net interest margin	3.08%	3.57%	(49)	bps
Net interest margin (FTE) (1)	3.14%	3.64%	(50)	bps

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the third quarter of 2020, net interest income was $137.4 million, an increase of $780,000 from the third quarter of 2019. For the third quarter of 2020, net interest income (FTE) was $140.3 million, an increase of $877,000 from the third quarter of 2019. The increases in both net interest income and net interest income (FTE) were primarily driven by higher average loan balances partially offset by lower purchased loan discount accretion. Net accretion related to acquisition accounting decreased $1.4 million from the third quarter of 2019 to $3.7 million in the third quarter of 2020. In the third quarter of 2020, net interest margin decreased 49 basis points to 3.08% from 3.57% in the third quarter of 2019, and net interest margin (FTE) decreased 50 basis points compared to the third quarter of 2019. The net decline in net interest margin and net interest margin (FTE) measures were primarily driven by a decrease in the yield on interest-earning assets, partially offset by a decrease in the Bank’s cost of funds. The decline in the Company’s earning asset yields was driven by lower loan accretion income, an increase in the earning asset mix of lower yielding investment securities and the impact of the lower interest rate environment. The cost of funds decline was driven by lower deposit costs and wholesale borrowing costs driven by lower market interest rates and a favorable funding mix.

	For the Nine Months Ended
	September 30,
	2020	2019	Change

	(Dollars in thousands)
Average interest-earning assets	$16,809,423	$14,700,019	$2,109,404
Interest and dividend income	$491,607	$525,122	$(33,515)
Interest and dividend income (FTE) (1)	$500,069	$533,590	$(33,521)
Yield on interest-earning assets	3.91%	4.78%	(87)	bps
Yield on interest-earning assets (FTE) (1)	3.97%	4.85%	(88)	bps
Average interest-bearing liabilities	$12,200,209	$11,161,458	$1,038,751
Interest expense	$81,913	$122,379	$(40,466)
Cost of interest-bearing liabilities	0.90%	1.47%	(57)	bps
Cost of funds	0.65%	1.11%	(46)	bps
Net interest income	$409,694	$402,743	$6,951
Net interest income (FTE) (1)	$418,156	$411,211	$6,945
Net interest margin	3.26%	3.66%	(40)	bps
Net interest margin (FTE) (1)	3.32%	3.74%	(42)	bps

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the first nine months of 2020, net interest income was $409.7 million, an increase of $7.0 million from the same period of 2019. For the first nine months of 2020, net interest income (FTE) was $418.2 million, an increase of $6.9 million from the same period of 2019. The increases in both net interest income and net interest income (FTE) were primarily driven by higher average loan balances and higher purchased loan discount accretion. Net accretion related to acquisition accounting increased $769,000 from the first nine months of 2019 to $19.5 million in the first nine months of 2020. In the first nine months of 2020, net interest margin decreased 40 basis points to 3.26% from 3.66% in the first nine months of 2019, and net interest margin (FTE) decreased 42 basis points compared to the first nine months of 2019. The net decline in net interest margin and net interest margin (FTE) measures were primarily driven by a decrease in the yield on interest-earning assets, partially offset by a decrease in cost of funds. The decline in the Company’s earning asset yields was driven by an increase in the earning asset mix of lower yielding investment securities and the impact of the lower interest rate environment. The cost of funds decline was driven by lower deposit costs and wholesale borrowing costs driven by lower market interest rates and a favorable funding mix.

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

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2020			2019
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,738,033	$10,275	2.35%	$1,670,270	$12,625	3.00%
Tax-exempt	1,153,177	10,886	3.76%	990,000	10,181	4.08%
Total securities	2,891,210	21,161	2.91%	2,660,270	22,806	3.40%
Loans, net (3) (4)	14,358,666	138,635	3.84%	12,240,254	156,471	5.07%
Other earning assets	498,276	519	0.41%	291,268	1,872	2.55%
Total earning assets	17,748,152	$160,315	3.59%	15,191,792	$181,149	4.73%
Allowance for credit losses	(174,171)			(46,229)
Total non-earning assets	2,211,186			2,057,765
Total assets	$19,785,167			$17,203,328
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$7,834,317	$4,684	0.24%	$6,290,112	$16,389	1.03%
Regular savings	845,936	128	0.06%	743,938	266	0.14%
Time deposits (5)	2,579,991	10,756	1.66%	2,769,574	14,194	2.03%
Total interest-bearing deposits	11,260,244	15,568	0.55%	9,803,624	30,849	1.25%
Other borrowings (6)	1,183,839	4,465	1.50%	1,623,681	10,895	2.66%
Total interest-bearing liabilities	12,444,083	$20,033	0.64%	11,427,305	$41,744	1.45%
Noninterest-bearing liabilities:
Demand deposits	4,320,225			3,008,587
Other liabilities	372,082			239,001
Total liabilities	17,136,390			14,674,893
Stockholders' equity	2,648,777			2,528,435
Total liabilities and stockholders' equity	$19,785,167			$17,203,328
Net interest income		$140,282			$139,405
Interest rate spread			2.95%			3.28%
Cost of funds			0.45%			1.09%
Net interest margin			3.14%			3.64%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21% .

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $3.8 million and $5.0 million for the three months ended September 30, 2020 and 2019, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $26,000 and $179,000 for the three months ended September 30, 2020 and 2019, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $167,000 and $97,000 for the three months ended September 30, 2020 and 2019, respectively, in amortization of the fair market value adjustments related to acquisitions.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2020			2019
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,676,528	$33,170	2.64%	$1,680,570	$39,059	3.11%
Tax-exempt	1,044,633	31,038	3.97%	1,000,893	30,916	4.13%
Total securities	2,721,161	64,208	3.15%	2,681,463	69,975	3.49%
Loans, net (3) (4)	13,639,401	433,286	4.24%	11,821,612	459,905	5.20%
Other earning assets	448,861	2,575	0.77%	196,944	3,710	2.52%
Total earning assets	16,809,423	$500,069	3.97%	14,700,019	$533,590	4.85%
Allowance for loan losses	(138,524)			(43,480)
Total non-earning assets	2,166,681			1,982,502
Total assets	$18,837,580			$16,639,041
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$7,415,491	$26,508	0.48%	$6,102,783	$46,895	1.03%
Regular savings	792,994	409	0.07%	751,341	1,083	0.19%
Time deposits (5)	2,667,267	37,026	1.85%	2,554,058	36,110	1.89%
Total interest-bearing deposits	10,875,752	63,943	0.79%	9,408,182	84,088	1.19%
Other borrowings (6)	1,324,457	17,970	1.81%	1,753,276	38,291	2.92%
Total interest-bearing liabilities	12,200,209	$81,913	0.90%	11,161,458	$122,379	1.47%
Noninterest-bearing liabilities:
Demand deposits	3,756,957			2,842,017
Other liabilities	338,558			205,654
Total liabilities	16,295,724			14,209,129
Stockholders' equity	2,541,856			2,429,912
Total liabilities and stockholders' equity	$18,837,580			$16,639,041
Net interest income		$418,156			$411,211
Interest rate spread			3.07%			3.38%
Cost of funds			0.65%			1.11%
Net interest margin			3.32%			3.74%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $19.8 million and $18.2 million for the nine months ended September 30, 2020 and 2019, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $110,000 and $684,000 the nine months ended September 30, 2020 and 2019, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $445,000 and $237,000 for the nine months ended September 30, 2020 and 2019, respectively, in amortization of the fair market value adjustments related to acquisitions.

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

	Three Months Ended			Nine Months Ended
	September 30, 2020 vs. September 30, 2019			September 30, 2020 vs. September 30, 2019
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$494	$(2,844)	$(2,350)	$(94)	$(5,795)	$(5,889)
Tax-exempt	1,587	(882)	705	1,324	(1,202)	122
Total securities	2,081	(3,726)	(1,645)	1,230	(6,997)	(5,767)
Loans, net (1)	24,335	(42,171)	(17,836)	64,803	(91,422)	(26,619)
Other earning assets	819	(2,172)	(1,353)	2,608	(3,743)	(1,135)
Total earning assets	$27,235	$(48,069)	$(20,834)	$68,641	$(102,162)	$(33,521)
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$3,274	$(14,979)	$(11,705)	$8,540	$(28,927)	$(20,387)
Regular savings	32	(170)	(138)	56	(730)	(674)
Time Deposits (2)	(923)	(2,515)	(3,438)	1,580	(664)	916
Total interest-bearing deposits	2,383	(17,664)	(15,281)	10,176	(30,321)	(20,145)
Other borrowings (3)	(2,457)	(3,973)	(6,430)	(7,973)	(12,348)	(20,321)
Total interest-bearing liabilities	(74)	(21,637)	(21,711)	2,203	(42,669)	(40,466)
Change in net interest income	$27,309	$(26,432)	$877	$66,438	$(59,493)	$6,945

(1) The rate-related change in interest income on loans includes the impact of lower accretion of the acquisition-related fair market value adjustments of $1.2 million for the three month change, and higher accretion of $1.6 million for the nine month change, respectively.

(2) The rate-related change in interest expense on deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $153,000 and $574,000 for the three-and-nine-month change, respectively.

(3) The rate-related change in interest expense on other borrowings includes the impact of higher amortization of the acquisition-related fair market value adjustments of $70,000 and $208,000 for the three-and-nine-month change, respectively.

The Company’s net interest margin (FTE) includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for the first three quarters of 2019, and the first three quarters of 2020 are reflected in the following table (dollars in thousands):

		Deposit	Borrowings
	Loan	Accretion	Accretion
	Accretion	(Amortization)	(Amortization)	Total
For the quarter ended March 31, 2019	$5,557	$292	$(70)	$5,779
For the quarter ended June 30, 2019	7,659	213	(70)	7,802
For the quarter ended September 30, 2019	5,018	179	(97)	5,100
For the quarter ended March 31, 2020	9,528	50	(138)	9,440
For the quarter ended June 30, 2020	6,443	34	(140)	6,337
For the quarter ended September 30, 2020	3,814	26	(167)	3,673

Noninterest Income

	For the Three Months Ended
	September 30,		Change
	2020	2019(1)	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$6,041	$7,675	$(1,634)	(21.3)%
Other service charges, commissions, and fees	1,621	1,513	108	7.1%
Interchange fees	1,979	2,108	(129)	(6.1)%
Fiduciary and asset management fees	6,045	6,082	(37)	(0.6)%
Mortgage banking income	8,897	3,374	5,523	163.7%
Gains on securities transactions	18	7,104	(7,086)	(99.7)%
Bank owned life insurance income	3,421	2,062	1,359	65.9%
Loan-related interest rate swap fees	3,170	5,480	(2,310)	(42.2)%
Other operating income	3,215	12,708	(9,493)	(74.7)%
Total noninterest income	$34,407	$48,106	$(13,699)	(28.5)%

(1) Amounts exclude discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Quarterly Report for further discussion regarding discontinued operations.

Noninterest income decreased $13.7 million, or 28.5%, to $34.4 million for the quarter ended September 30, 2020 compared to $48.1 million for the quarter ended September 30, 2019. The decrease in the third quarter of 2020 was primarily driven by approximately $9.3 million in life insurance proceeds received during the third quarter of 2019 related to a Xenith-acquired loan that had been charged off prior to the Company’s acquisition of Xenith. In addition, there was a decline of $7.1 million in gains on securities transactions, a decline of $2.3 million in loan-related interest rate swap income due to lower transaction volumes, and a decline in service charges on deposit accounts of $1.6 million primarily due to lower NSF and overdraft fees. Partially offsetting these decreases was an increase in mortgage banking income of $5.5 million primarily due to increased mortgage loan origination volumes due to the current low interest rate environment, and an increase in bank owned life insurance income of $1.4 million primarily related to death benefit proceeds received during the third quarter of 2020.

	For the Nine Months Ended
	September 30,		Change
	2020	2019(1)	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$18,549	$22,331	$(3,782)	(16.9)%
Other service charges, commissions, and fees	4,600	4,879	(279)	(5.7)%
Interchange fees	5,300	12,765	(7,465)	(58.5)%
Fiduciary and asset management fees	17,543	16,834	709	4.2%
Mortgage banking income	16,744	7,614	9,130	119.9%
Gains on securities transactions	12,293	7,306	4,987	68.3%
Bank owned life insurance income	7,498	6,191	1,307	21.1%
Loan-related interest rate swap fees	12,602	10,656	1,946	18.3%
Other operating income	4,116	15,045	(10,929)	(72.6)%
Total noninterest income	$99,245	$103,621	$(4,376)	(4.2)%

(1) Amounts exclude discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Quarterly Report for further discussion regarding discontinued operations.

Noninterest income decreased $4.4 million, or 4.2%, to $99.2 million for the nine months ended September 30, 2020 compared to $103.6 million for the nine months ended September 30, 2019. The decrease was primarily driven by approximately $9.3 million in life insurance proceeds received during the third quarter of 2019 related to a Xenith-acquired loan that had been charged off prior to the Company’s acquisition of Xenith. In addition, there was a decline in service charges on deposit accounts of $3.8 million primarily due to lower NSF and overdraft fees, and a decline of $7.5 million in interchange fees primarily due to reduced debit card interchange transaction fees as a result of the Durbin Amendment which was effective for the Company on July 1, 2019. Partially offsetting these decreases was a $5.0 million increase in gains on securities transactions, an increase of $1.9 million in loan related interest rate swap income, and an increase in bank owned life insurance income of $1.3 million primarily related to death benefit proceeds received during the third quarter of 2020. In addition, mortgage banking income increased $9.1 million primarily due to increased mortgage loan origination volumes due to the current low interest rate environment.

Noninterest Expense

	For the Three Months Ended
	September 30,		Change
	2020	2019(1)	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$49,000	$49,718	$(718)	(1.4)%
Occupancy expenses	7,441	7,493	(52)	(0.7)%
Furniture and equipment expenses	3,895	3,719	176	4.7%
Printing, postage, and supplies	904	1,268	(364)	(28.7)%
Technology and data processing	6,564	5,787	777	13.4%
Professional services	2,914	2,681	233	8.7%
Marketing and advertising expense	2,631	2,600	31	1.2%
FDIC assessment premiums and other insurance	1,811	381	1,430	375.3%
Other taxes	4,124	3,971	153	3.9%
Loan-related expenses	2,314	2,566	(252)	(9.8)%
OREO and credit-related expenses	413	1,005	(592)	(58.9)%
Amortization of intangible assets	4,053	4,764	(711)	(14.9)%
Training and other personnel costs	746	1,618	(872)	(53.9)%
Merger-related costs	—	2,435	(2,435)	(100.0)%
Rebranding expense	—	1,133	(1,133)	(100.0)%
Loss on debt extinguishment	—	16,397	(16,397)	(100.0)%
Other expenses	6,412	4,151	2,261	54.5%
Total noninterest expense	$93,222	$111,687	$(18,465)	(16.5)%

(1) Amounts exclude discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Quarterly Report for further discussion regarding discontinued operations.

Noninterest expense decreased $18.5 million, or 16.5%, to $93.2 million for the quarter ended September 30, 2020 compared to $111.7 million for the quarter ended September 30, 2019. Excluding merger-related costs, amortization of intangible assets, and rebranding-related costs, operating noninterest expense(2) for the quarter ended September 30, 2020 decreased $14.2 million, or 13.7%, compared to the third quarter of 2019. The decrease in the third quarter of 2020 was primarily driven by the recognition of an approximately $16.4 million loss on debt extinguishment resulting from the repayment of approximately $140.0 million in FHLB advances and the termination of the related cash flow hedges in the third quarter of 2019. This decrease was partially offset by an increase in FDIC assessment premiums of $1.4 million. Noninterest expense also included approximately $2.6 million in costs related to the Company’s expense reduction plans, including the closure of 14 branches in September 2020, approximately $639,000 in costs related to the Company’s response to COVID-19, and marketing expenses related to donations made by the Company to support organizations that fight the injustices of inequality and contribute to change in our communities.

(2) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

	For the Nine Months Ended
	September 30,		Change
	2020	2019(1)	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$149,013	$148,116	$897	0.6%
Occupancy expenses	21,798	22,427	(629)	(2.8)%
Furniture and equipment expenses	11,042	10,656	386	3.6%
Printing, postage, and supplies	3,194	3,763	(569)	(15.1)%
Technology and data processing	19,187	17,203	1,984	11.5%
Professional services	9,211	8,269	942	11.4%
Marketing and advertising expense	7,413	7,891	(478)	(6.1)%
FDIC assessment premiums and other insurance	7,578	5,620	1,958	34.8%
Other taxes	12,364	11,779	585	5.0%
Loan-related expenses	7,512	7,250	262	3.6%
OREO and credit-related expenses	1,512	3,162	(1,650)	(52.2)%
Amortization of intangible assets	12,676	13,919	(1,243)	(8.9)%
Training and other personnel costs	3,192	4,240	(1,048)	(24.7)%
Merger-related costs	—	26,928	(26,928)	(100.0)%
Rebranding expense	—	5,553	(5,553)	(100.0)%
Loss on debt extinguishment	10,306	16,397	(6,091)	(37.1)%
Other expenses	15,683	10,849	4,834	44.6%
Total noninterest expense	$291,681	$324,022	$(32,341)	(10.0)%

(1) Amounts exclude discontinued operations. Refer to Note 14 "Segment Reporting & Discontinued Operations" in Item 1 "Financial Statements", of this Quarterly Report for further discussion regarding discontinued operations.

Noninterest expense decreased $32.3 million, or 10.0%, to $291.7 million for the nine months ended September 30, 2020 compared to $324.0 million for the nine months ended September 30, 2019. Excluding merger-related costs, amortization of intangible assets, and rebranding-related costs, operating noninterest expense(2) for the nine months ended September 30, 2020 increased $1.4 million, or 0.5%, compared to the same period in 2019. The increase was primarily driven by $6.0 million in costs related to the Company’s expense reduction plans, including the closure of 14 branches in September 2020, and approximately $1.6 million in costs related to the Company’s response to COVID-19 incurred during the nine months ended September 30, 2020. In addition, both technology and data processing costs and FDIC assessment premiums increased by $2.0 million. Noninterest expense also included the recognition of an approximately $10.3 million loss on debt extinguishment during the nine months ended September 30, 2020, resulting from the prepayment of approximately $200.0 million in long-term FHLB advances.The increases were partially offset by a decline in OREO and credit-related expenses of approximately $1.7 million due to lower OREO valuation adjustments, and a decline in training and personnel costs of $1.0 million.

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

The effective tax rate for the three months ended September 30, 2020 and 2019 was 15.3% and 16.8%, respectively. The effective tax rate for the nine months ended September 30, 2020 and 2019 was 15.1% and 16.0%, respectively. The decrease in the effective tax rates is primarily due to the proportion of tax-exempt income to pre-tax income.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

Assets

At September 30, 2020, total assets were $19.9 billion, an increase of $2.4 billion, or approximately 18.0% (annualized), from $17.5 billion at December 31, 2019. The increase in assets was primarily a result of both organic and PPP loan growth.

Loans held for investment (net of deferred fees and costs) were $14.4 billion at September 30, 2020, an increase of $1.8 billion, or 18.8% (annualized), from December 31, 2019.  Excluding the effects of the PPP, loans held for investment (net of deferred fees and costs) increased $171.7 million, or 1.8% (annualized) during this period. Quarterly average loans increased $2.1 billion, or 17.3%, for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019. Excluding the effects of the PPP, quarterly average loans increased $480.2 million, or 3.9% from the prior year. Refer to "Loan Portfolio" within Item 2 and Note 4 "Loans and Allowance for Loan and Lease Losses" in Part I of Item I for additional information on the Company’s loan activity. Refer to "Non-GAAP Financial Measures" within Item 2 for additional information on PPP adjusted impacts, including a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP.

Liabilities and Stockholders’ Equity

At September 30, 2020, total liabilities were $17.3 billion, an increase of $2.2 billion from $15.1 billion at December 31, 2019.

Total deposits were $15.6 billion at September 30, 2020, an increase of $2.3 billion, or approximately 22.8% (annualized), from December 31, 2019. Quarterly average deposits increased $2.8 billion, or 21.6%, for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 primarily due to the impact of PPP loan related deposits and government stimulus. Refer to “Deposits” within this Item 2 for further discussion on this topic.

At September 30, 2020, stockholders’ equity was $2.7 billion, an increase of $147.8 million from December 31, 2019. The increase in stockholders’ equity is primarily related to the issuance and sale of Series A preferred stock that took place on June 9, 2020. Refer to “Capital Resources” within this Item 2 and Note 10 "Stockholders’ Equity" in Part I of Item I for additional information on the Company’s capital ratios.

The Company declared and paid a cash dividend of $0.25 per share during both the third quarter of 2020 and the third quarter of 2019.  Dividends for the nine months ended September 30, 2020 were $0.75, an increase of $0.04 per share, or 5.6% compared to the nine months ended September 30, 2019. During the third quarter of 2020, the Board also declared and paid a quarterly dividend on the outstanding shares of Series A Preferred Stock of $156.60 per share (equivalent to $0.39 per outstanding depositary share).

Securities

At September 30, 2020, the Company had total investments in the amount of $3.1 billion, or 15.6% of total assets, as compared to $2.6 billion, or 15.0% of total assets, at December 31, 2019. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are agency-backed securities, which have a government guarantee. The investment portfolio has a high percentage of municipal securities; therefore, the Company earns a higher taxable equivalent yield on its portfolio as compared to many of its peers. For information regarding the hedge transaction related to available for sale securities, see Note 9 "Derivatives" in Part I of Item I of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the dates indicated (dollars in thousands):

	September 30,	December 31,
	2020	2019
Available for Sale:
U.S. government and agency securities	$13,878	$21,320
Obligations of states and political subdivisions	796,856	447,091
Corporate and other bonds	148,918	135,959
Mortgage-backed securities
Commercial	388,965	425,047
Residential	1,093,102	912,949
Total mortgage-back securities	1,482,067	1,337,996
Other securities	1,621	3,079
Total AFS securities, at fair value	2,443,340	1,945,445
Held to Maturity:
U.S. government and agency securities	2,767	2,813
Obligations of states and political subdivisions, at carrying value	538,352	545,148
Mortgage-backed securities
Commercial	5,542	7,183
Residential	—	—
Total mortgage-back securities	5,542	7,183
Total held to maturity securities	546,661	555,144
Restricted Stock:
Federal Reserve Bank stock	67,032	66,964
FHLB stock	45,184	63,884
Total restricted stock, at cost	112,216	130,848
Total investments	$3,102,217	$2,631,437

The following table summarizes the contractual maturity of AFS securities at fair value and their weighted average yields as of September 30, 2020 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Amortized cost	$—	$—	$13,463	$—	$13,463
Fair value	—	—	13,878	—	13,878
Weighted average yield (1)	—%	—%	2.29%	—%	2.29%

Obligations of states and political subdivisions:
Amortized cost	$2,484	$9,030	$47,380	$701,042	$759,936
Fair value	2,505	9,401	49,785	735,165	796,856
Weighted average yield (1)	5.27%	4.02%	2.66%	3.00%	2.99%

Corporate bonds and other securities:
Amortized cost	$1,621	$5,208	$103,292	$38,938	$149,059
Fair value	1,621	5,155	105,178	38,585	150,539
Weighted average yield (1)	1.48%	2.28%	4.50%	1.80%	3.68%

Mortgage backed securities:
Commercial
Amortized cost	$24,445	$113,359	$26,713	$206,548	$371,065
Fair value	24,676	120,246	27,757	216,286	388,965
Weighted average yield (1)	2.66%	2.68%	2.72%	2.86%	2.78%
Residential
Amortized cost	$31	$13,247	$60,653	$985,462	$1,059,393
Fair value	32	13,312	62,208	1,017,550	1,093,102
Weighted average yield (1)	2.90%	2.74%	2.54%	2.21%	2.23%
Total mortgage-backed securities
Amortized cost	$24,476	$126,606	$87,366	$1,192,010	$1,430,458
Fair value	24,708	133,558	89,965	1,233,836	1,482,067
Weighted average yield (1)	2.66%	2.69%	2.60%	2.32%	2.38%

Total AFS securities:
Amortized cost	$28,581	$140,844	$251,501	$1,931,990	$2,352,916
Fair value	28,834	148,114	258,806	2,007,586	2,443,340
Weighted average yield (1)	2.82%	2.76%	3.37%	2.55%	2.66%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of HTM securities at carrying value and their weighted average yields as of September 30, 2020 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Carrying value	$—	$1,580	$1,187	$—	$2,767
Fair value	—	1,571	1,182	—	2,753
Weighted average yield (1)	—%	4.60%	4.17%	—%	4.41%

Obligations of states and political subdivisions:
Carrying value	$1,005	$7,496	$562	$529,289	$538,352
Fair value	1,024	7,865	614	596,410	605,913
Weighted average yield (1)	3.35%	2.49%	3.16%	4.10%	4.07%

Mortgage backed securities:
Commercial
Amortized cost	$—	$—	$—	$5,542	$5,542
Fair value	—	—	—	5,507	5,507
Weighted average yield (1)	—%	—%	—%	4.98%	4.98%
Residential
Amortized cost	$—	$—	$—	$—	$—
Fair value	—	—	—	—	—
Weighted average yield (1)	—%	—%	—%	—%	—%
Total mortgage-backed securities
Amortized cost	$—	$—	$—	$5,542	$5,542
Fair value	—	—	—	5,507	5,507
Weighted average yield (1)	—%	—%	—%	4.98%	4.98%

Total HTM securities:
Carrying value	$1,005	$9,076	$1,749	$534,831	$546,661
Fair value	1,024	9,436	1,796	601,917	614,173
Weighted average yield (1)	3.35%	2.86%	3.84%	4.11%	4.09%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of September 30, 2020, the Company maintained a diversified municipal bond portfolio with approximately 74% of its holdings in general obligation issues and the majority of the remainder backed by revenue bonds. Issuances within the states of Texas and Virginia represented 25% and 22% of the municipal portfolio, respectively; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As a result of adverse market conditions including the impacts of COVID-19, the Company has continued to see elevated customer deposit balances. These increased balances are due primarily to the combination of government stimulus programs, and customer expense and savings habits in response to the pandemic. As a result of the increases in customer deposits, the Company has reduced its wholesale borrowings during 2020.  The Company considers a portion of the increases in customer deposits to be temporary which it expects will result in outflows in subsequent quarters

During the second quarter of 2020, in connection with the loans originated as part of the PPP, the Company borrowed under the Federal Reserve’s PPPLF.  Under the terms of the PPPLF, the Company can borrow funds which are secured by the Company’s PPP loans. As of September 30, 2020 the Company’s outstanding advances under the PPPLF, were $189.9 million. The interest rate on the advances is fixed at a rate of 0.35% through the advance maturities in April 2022.  The Company’s available borrowing capacity under the PPPLF as of September 30, 2020 was $1.4 billion.

During the second quarter of 2020, in response to the rate environment, the Company prepaid approximately $200.0 million in long-term FHLB advances, which resulted in a prepayment penalty of approximately $10.3 million, and sold several securities, which resulted in a gain of approximately $10.3 million.

As of September 30, 2020, liquid assets totaled $6.2 billion, or 31.3%, of total assets, and liquid earning assets totaled $6.1 billion, or 34.0% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of September 30, 2020, approximately $5.2 billion, or 36.4% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $441.7 million, or 14.2% of total securities, are scheduled to mature within one year.

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

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $14.4 billion at September 30, 2020, $12.6 billion at December 31, 2019, and $12.3 billion at September 30, 2019. Commercial & industrial loans and commercial real estate loans represented the Company’s largest categories at September 30, 2020. Commercial and industrial loans included approximately $1.6 billion in loans from the PPP loan program. When adjusting for the impact of PPP loans, commercial real estate – non-owner occupied loans remained the largest category.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
Construction and Land Development	$1,207,190	8.4%	$1,247,939	8.7%	$1,318,252	10.3%	$1,250,924	9.9%	$1,201,149	9.8%
Commercial Real Estate - Owner Occupied	2,107,333	14.7%	2,067,087	14.4%	2,051,904	16.1%	2,041,243	16.2%	1,979,052	16.1%
Commercial Real Estate - Non-Owner Occupied	3,497,929	24.3%	3,455,125	24.1%	3,328,012	26.1%	3,286,098	26.1%	3,198,580	26.0%
Multifamily Real Estate	731,582	5.1%	717,719	5.0%	679,390	5.3%	633,743	5.0%	659,946	5.4%
Commercial & Industrial	3,536,249	24.6%	3,555,971	24.9%	2,177,932	17.1%	2,114,033	16.8%	2,058,133	16.7%
Residential 1-4 Family - Commercial	696,944	4.8%	715,384	5.0%	721,800	5.7%	724,337	5.7%	721,185	5.9%
Residential 1-4 Family - Consumer	830,144	5.8%	841,051	5.9%	854,550	6.7%	890,503	7.1%	913,245	7.4%
Residential 1-4 Family - Revolving	618,320	4.3%	627,765	4.4%	652,135	5.1%	659,504	5.2%	660,963	5.4%
Auto	387,417	2.7%	380,053	2.7%	358,039	2.8%	350,419	2.8%	328,456	2.7%
Consumer	276,023	1.9%	311,362	2.2%	352,572	2.8%	372,853	3.0%	386,848	3.1%
Other Commercial	494,084	3.4%	389,190	2.7%	274,255	2.0%	287,279	2.2%	199,440	1.5%
Total loans held for investment	$14,383,215	100.0%	$14,308,646	100.0%	$12,768,841	100.0%	$12,610,936	100.0%	$12,306,997	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of September 30, 2020 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total	Less than 1			More than 5			More than 5
	Maturities	year	Total	1-5 years	years	Total	1-5 years	years
Construction and Land Development	$1,207,190	$536,238	$417,054	$288,204	$128,850	$253,898	$163,324	$90,574
Commercial Real Estate - Owner Occupied	2,107,333	172,574	620,319	120,517	499,802	1,314,440	633,692	680,748
Commercial Real Estate - Non-Owner Occupied	3,497,929	414,575	1,590,183	603,718	986,465	1,493,171	1,095,756	397,415
Multifamily Real Estate	731,582	74,989	397,660	78,449	319,211	258,933	196,620	62,313
Commercial & Industrial	3,536,249	431,867	857,897	679,191	178,706	2,246,485	1,959,064	287,421
Residential 1-4 Family - Commercial	696,944	108,451	150,064	21,226	128,838	438,429	354,419	84,010
Residential 1-4 Family - Consumer	830,144	5,213	326,391	2,357	324,034	498,540	15,809	482,731
Residential 1-4 Family - Revolving	618,320	52,370	551,420	61,693	489,727	14,530	1,190	13,340
Auto	387,417	2,707	—	—	—	384,710	162,898	221,812
Consumer	276,023	23,932	19,369	16,243	3,126	232,722	107,253	125,469
Other Commercial	494,084	41,676	82,574	7,611	74,963	369,834	209,030	160,804
Total loans held for investment	$14,383,215	$1,864,592	$5,012,931	$1,879,209	$3,133,722	$7,505,692	$4,899,055	$2,606,637

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at September 30, 2020, the largest components of the Company’s loan portfolio consisted of commercial real estate, commercial & industrial, and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

The majority of the Company’s loan portfolio is comprised of segments not disrupted by the COVID-19 pandemic. Of those segments disrupted by COVID-19, the hospitality segment makes up the largest portion of the Company’s portfolio (less than 5% of total loans), followed by health care, retail trade, senior living, and restaurants. The Company has no significant exposure to the energy, cruise, or passenger aviation sectors.

Asset Quality

Overview

At September 30, 2020, the Company experienced increases in NPAs compared to December 31, 2019, primarily due to the inclusion of assets not previously reported as nonperforming that are now considered such under the CECL methodology. Total past due loan levels as a percentage of total loans held for investment at September 30, 2020 were down from total past due loan levels at December 31, 2019.

Net charge-offs decreased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Total net charge-offs as a percentage of total average loans on an annualized basis also decreased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The allowance for credit losses increased from December 31, 2019, as a result of the adoption of ASC 326 as well as a worsening economic forecast due to the impact of COVID-19, which also led to an increase in the provision for credit losses.

As discussed under “Recent Developments” within this Item 2, the pandemic is having a wide range of economic impacts, including impacts in the Company’s area of operations and on the Company’s clients and borrowers. While the Company has not yet experienced deterioration in asset quality as compared to pre-pandemic performance, the Company does expect that at some point asset quality will be adversely affected to some degree due to pandemic-related bankruptcies, business closures, unemployment, and other effects. At this time, it is impossible for the Company to estimate either the timing or the magnitude of any such adverse changes in asset quality.

Troubled Debt Restructurings

The total recorded investment in TDRs as of September 30, 2020 was $21.6 million, an increase of $2.1 million, or 10.6%, from $19.5 million at December 31, 2019 and an increase of $2.8 million, or 15.1%, from $18.7 million at September 30, 2019. Of the $21.6 million of TDRs at September 30, 2020, $14.5 million, or 67.3%, were considered performing while the remaining $7.1 million were considered nonperforming.

Loan Modifications for Borrowers Affected by COVID-19

On March 22, 2020, the five federal bank regulatory agencies and the Conference of State Bank Supervisors issued joint guidance (subsequently revised on April 7, 2020) with respect to loan modifications for borrowers affected by COVID-19 (the “March 22 Joint Guidance”). The March 22 Joint Guidance encourages banks, savings associations, and credit unions to make loan modifications for borrowers affected by COVID-19 and, importantly, assures those financial institutions that they will not (i) receive supervisory criticism for such prudent loan modifications and (ii) be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The federal banking regulators have confirmed with the FASB that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current (i.e., less than 30 days past due on contractual payments) when the modification program was implemented are not considered TDRs.

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

The Company has made certain loan modifications pursuant to the March 22 Joint Guidance or Section 4013 of the CARES Act and as of September 30, 2020 approximately $769.6 million remain under their modified terms. The majority of the Company’s modifications as of September 30, 2020 were in the commercial real estate portfolios.

The Company’s modification program included payment deferrals and interest only modifications. A majority of the modifications were three-month deferrals.

Nonperforming Assets

At September 30, 2020, NPAs totaled $43.2 million, an increase of $10.2 million from December 31, 2019. NPAs as a percentage of total outstanding loans at September 30, 2020 were 0.30%, an increase of 4 basis points from 0.26% at December 31, 2019. Excluding the impact of the PPP loans(2), NPAs as a percentage of total outstanding loans were 0.34%, an increase of 8 basis points from December 31, 2019. The Company’s adoption of ASC 326 resulted in a change in the accounting and reporting related to PCI loans which are now defined as PCD and evaluated at the loan level instead of being evaluated in pools under PCI accounting. All prior period nonaccrual and past due loan metrics discussed herein have not been restated for CECL accounting and exclude PCI-related loan balances.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2020	2020	2020	2019	2019
Nonaccrual loans(1)	$39,023	$39,624	$44,022	$28,232	$30,032
Foreclosed properties	4,159	4,397	4,444	4,708	6,385
Total NPAs	43,182	44,021	48,466	32,940	36,417
Loans past due 90 days and accruing interest(1)	15,661	19,255	12,876	13,396	12,036
Total NPAs and loans past due 90 days and accruing interest	$58,843	$63,276	$61,342	$46,336	$48,453

Performing TDRs	$14,515	$15,303	$14,865	$15,686	$15,156

Balances
Allowance for loan and lease losses	$174,122	$169,977	$141,043	$42,294	$43,820
Average loans, net of deferred fees and costs	14,358,666	13,957,711	12,593,923	12,327,692	12,240,254
Loans, net of deferred fees and costs	14,383,215	14,308,646	12,768,841	12,610,936	12,306,997

Ratios
NPAs to total loans	0.30%	0.31%	0.38%	0.26%	0.30%
NPAs to total adjusted loans(2)	0.34%	0.35%	0.38%	0.26%	0.30%
NPAs & loans 90 days past due to total loans	0.41%	0.44%	0.48%	0.37%	0.39%
NPAs to total loans & foreclosed property	0.30%	0.31%	0.38%	0.26%	0.30%
NPAs & loans 90 days past due to total loans & foreclosed property	0.41%	0.44%	0.48%	0.37%	0.39%
ALL to nonaccrual loans	446.20%	428.97%	320.39%	149.81%	145.91%
ALL to nonaccrual loans & loans 90 days past due	318.41%	288.69%	247.89%	101.60%	104.16%
(1)	Amounts are not directly comparable due to the Company’s adoption of ASC 326 on January 1, 2020. Prior to January 1, 2020, nonaccrual and past due loan information excluded PCI-related loan balances. These balances also reflect the impact of Section 4013 of the CARES Act and the March 22 Guidance.
(2)	Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

The following table shows the activity in nonaccrual loans for the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2020	2020	2020	2019	2019
Beginning Balance	$39,624	$44,022	$28,232	$30,032	$27,462
Impact of ASC 326 adoption	—	—	14,381	—	—
Additions	2,790	3,206	6,059	5,631	8,327
Net customer payments	(2,803)	(6,524)	(3,451)	(5,741)	(3,612)
Charge-offs	(588)	(1,088)	(1,199)	(1,690)	(884)
Loans returning to accruing status	—	8	—	—	(1,103)
Transfers to foreclosed property	—	—	—	—	(158)
Ending Balance	$39,023	$39,624	$44,022	$28,232	$30,032

The following table presents the composition of nonaccrual loans at the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2020	2020	2020	2019	2019
Construction and Land Development	$3,520	$3,977	$3,234	$3,703	$7,785
Commercial Real Estate - Owner Occupied	9,267	8,924	11,250	6,003	5,684
Commercial Real Estate - Non-owner Occupied	1,992	1,877	1,642	381	381
Multifamily Real Estate	33	33	53	—	—
Commercial & Industrial	1,592	2,708	3,431	1,735	1,585
Residential 1-4 Family - Commercial	5,743	5,784	7,040	4,301	3,879
Residential 1-4 Family - Consumer	12,620	12,029	13,088	9,292	8,292
Residential 1-4 Family - Revolving	3,664	3,626	3,547	2,080	1,641
Auto	517	584	550	563	604
Consumer	75	81	91	77	84
Other Commercial	—	1	96	97	97
Total	$39,023	$39,624	$44,022	$28,232	$30,032

NPAs at September 30, 2020 also included $4.2 million in foreclosed property, a decrease of $549,000, or 11.7%, from December 31, 2019. The following table shows the activity in foreclosed property for the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2020	2020	2020	2019	2019
Beginning Balance	$4,397	$4,444	$4,708	$6,385	$6,506
Additions of foreclosed property	—	—	615	62	645
Valuation adjustments	—	—	(44)	(375)	(62)
Proceeds from sales	(254)	(55)	(854)	(1,442)	(737)
Gains (losses) from sales	16	8	19	78	33
Ending Balance	$4,159	$4,397	$4,444	$4,708	$6,385

The following table presents the composition of the foreclosed property portfolio at the quarter ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2020	2020	2020	2019	2019
Land	$1,238	$1,245	$1,251	$1,615	$1,842
Land Development	1,965	1,965	1,965	1,978	2,788
Residential Real Estate	793	793	834	721	1,214
Commercial Real Estate	163	394	394	394	541
Total	$4,159	$4,397	$4,444	$4,708	$6,385

Past Due Loans

At September 30, 2020, total accruing past due loans were $50.9 million, or 0.35% of total loans held for investment, compared to $76.6 million, or 0.61% of total loans held for investment, at December 31, 2019 and $55.1 million, or 0.45% of total loans held for investment, at September 30, 2019. Excluding the impact of the PPP loans(1), past due loans still accruing interest were 0.40% of total loans held for investment at September 30, 2020. Of the total past due loans still accruing interest at September 30, 2020, $15.6 million, or 0.11% of total loans held for investment, were past due 90 days or more, compared to $13.4 million, or 0.11% of total loans held for investment, at December 31, 2019 and $12.0 million, or 0.10% of total loans held for investment, at September 30, 2019.

Net Charge-offs

For the quarter ended September 30, 2020, net charge-offs were $1.4 million, or 0.04% of total average loans on an annualized basis, compared to $7.7 million, or 0.25%, for the same quarter last year. Excluding the impact of the PPP loans(1), net charge-offs were 0.04% of total average loans on an annualized basis. For the nine months ended September 30, 2020, net charge-offs were $9.7 million, or 0.09% of total average loans on annualized basis, compared to $16.2 million, or 0.18%, for the same period in 2019. Excluding the impact of the PPP loans(1), net charge-offs were 0.11% of total average loans on an annualized basis. The majority of net charge-offs in 2020 were related to the third-party consumer loan portfolio.

Provision for Credit Losses

The provision for credit losses for the quarter ended September 30, 2020 was $6.6 million, a decline of $2.5 million compared with the same quarter last year. The provision for credit losses for the third quarter of 2020 included $5.6 million in provision for loan losses and $1.0 million in provision for unfunded commitments. The provision for credit losses for the nine months ended September 30, 2020 was $100.9 million compared to $18.2 million for the nine months ended September 30, 2019. The provision for credit losses for the nine months ended September 30, 2020 included $94.0 million in provision for loan losses and $6.9 million in provision for unfunded commitments. The increase in the provision for credit losses for the nine months ended September 30, 2020 compared to the same period in 2019 was due to the impact of the worsening economic forecast due to the impact of COVID-19 under CECL accounting for credit losses.

Allowance for Credit Losses

At September 30, 2020, the ACL was $186.1 million and included an ALLL of $174.1 million and an RUC of $12.0 million. The ACL increased $142.9 million from December 31, 2019, primarily due to the adoption of CECL (the “CECL Day 1 impact”) as well as the impact of the worsening economic forecast related to COVID-19 subsequent to the adoption of CECL (the “CECL Day 2 impact”).

The ALLL increased $131.8 million from December 31, 2019, due to the CECL Day 1 impact of $47.5 million and the CECL Day 2 impact of $84.3 million. The ALLL as a percentage of the total loan portfolio was 1.21% at September 30, 2020 and 0.34% at December 31, 2019. When excluding PPP loans(1), which are 100% guaranteed by the SBA, the ALLL as a percentage of adjusted loans increased 102 bps to 1.36% from December 31, 2019. The ratio of the ALLL to nonaccrual loans was 446.20% at September 30, 2020 and 149.81% at December 31, 2019.

The ACL as a percentage of the total loan portfolio was 1.29% at September 30, 2020 and 0.34% at December 31, 2019. The ACL as a percentage of adjusted loans(1) increased 112 bps to 1.46% from December 31, 2019.

The RUC increased $11.1 million from December 31, 2019, due to the CECL Day 1 impact of $4.2 million and the CECL Day 2 impact of $6.9 million.

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

The following table summarizes activity in the ALLL during the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2020	2020	2020	2019	2019
Balance, beginning of period	$169,977	$141,043	$42,294	$43,820	$42,463
Day 1 impact from adoption of CECL	—	—	47,484	—	—
Loans charged-off:
Commercial	995	1,590	2,968	2,092	4,184
Consumer	1,983	3,087	4,183	4,826	5,133
Total loans charged-off	2,978	4,677	7,151	6,918	9,317
Recoveries:
Commercial	718	708	1,154	1,096	611
Consumer	848	703	1,006	1,196	963
Total recoveries	1,566	1,411	2,160	2,292	1,574
Net charge-offs	1,412	3,266	4,991	4,626	7,743
Provision for loan losses	5,557	32,200	56,256	3,100	9,100
Balance, end of period	$174,122	$169,977	$141,043	$42,294	$43,820

Total ACL	$186,122	$180,977	$150,043	$43,194	$44,920

ACL to loans	1.29%	1.26%	1.18%	0.34%	0.36%
ACL to adjusted loans(1)	1.46%	1.42%	1.18%	0.34%	0.36%
ALLL to loans	1.21%	1.19%	1.10%	0.34%	0.36%
ALLL to adjusted loans(1)	1.36%	1.34%	1.10%	0.34%	0.36%
Net charge-offs to average loans	0.04%	0.09%	0.16%	0.15%	0.25%
Net charge-offs to adjusted average loans(1)	0.04%	0.10%	0.16%	0.15%	0.25%
Provision for loan losses to average loans	0.15%	0.93%	1.80%	0.10%	0.29%
Provision for loan losses to adjusted average loans(1)	0.17%	1.02%	1.80%	0.10%	0.29%

The following table shows both an allocation of the ALLL among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans held for investment as of the quarters ended (dollars in thousands):

	September 30,		June 30,		March 31,		December 31,		September 30,
	2020		2020		2020		2019		2019
	$	% (2)	$	% (2)	$	% (2)	$	% (2)	$	% (2)
Commercial	$126,655	85.3%	$111,954	84.8%	$77,843	82.6%	$30,941	81.9%	$31,936	81.4%
Consumer	47,467	14.7%	58,023	15.2%	63,200	17.4%	11,353	18.1%	11,884	18.6%
Total	$174,122	100.0%	$169,977	100.0%	$141,043	100.0%	$42,294	100.0%	$43,820	100.0%
(1)	Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.
(2)	Represents the loan balance divided by total loans held for investment.

Deposits

As of September 30, 2020, total deposits were $15.6 billion, an increase of $2.3 billion, or 22.8% annualized, from December 31, 2019. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $2.6 billion accounted for 23.0% of total interest-bearing deposits at September 30, 2020.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	September 30, 2020		December 31, 2019
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Non-interest bearing	$4,420,665	28.4%	$2,970,139	22.3%
NOW accounts	3,460,480	22.2%	2,905,714	21.8%
Money market accounts	4,269,696	27.4%	3,951,856	29.7%
Savings accounts	861,685	5.5%	727,847	5.5%
Time deposits of $100,000 and over(1)	1,474,171	9.5%	1,618,637	12.2%
Other time deposits	1,089,401	7.0%	1,130,788	8.5%
Total Deposits	$15,576,098	100.0%	$13,304,981	100.0%
(1)	Includes time deposits of $250,000 and over of $633.3 million and $684.8 million as of September 30, 2020 and December 31, 2019, respectively.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of September 30, 2020 and December 31, 2019, there were $86.4 million and $190.7 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets.

Maturities of time deposits of $100,000 or more as of September 30, 2020 were as follows (dollars in thousands):

Amount
Within 3 Months	$273,681
3 - 6 Months	230,818
6 - 12 Months	530,793
Over 12 Months	438,879
Total	$1,474,171

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

On October 29, 2020 the Company announced that its Board of Directors declared a quarterly dividend of $0.25 per share of common stock. The common stock dividend is payable on November 27, 2020 to common shareholders on record as of November 13, 2020. The Board also declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on December 1, 2020 to preferred shareholders of record as of November 16, 2020.

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

On March 27, 2020, the banking agencies issued an interim final rule that allows the Company to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.  The Company is allowed to include the impact of the CECL transition, which is defined as the CECL Day 1 impact to capital plus 25% of the Company’s provision for credit losses during 2020, in regulatory capital through 2021.  Beginning in 2022, the transition amount will begin to impact regulatory capital by phasing it in over a three-year period ending in 2024.

The table summarizes the Company’s capital and related ratios for the periods presented (3) (dollars in thousands):

	September 30,	December 31,	September 30,
	2020	2019	2019
Common equity Tier 1 capital	$ 1,470,639	$ 1,437,908	$ 1,441,259
Tier 1 capital	1,636,995	1,437,908	1,441,259
Tier 2 capital	401,456	335,927	337,436
Total risk-based capital	2,038,451	1,773,835	1,778,695
Risk-weighted assets	14,644,960	14,042,949	13,751,401
Capital ratios:
Common equity Tier 1 capital ratio	10.04%	10.24%	10.48%
Tier 1 capital ratio	11.18%	10.24%	10.48%
Total capital ratio	13.92%	12.63%	12.93%
Leverage ratio (Tier 1 capital to average assets)	8.82%	8.79%	8.94%
Capital conservation buffer ratio (1)	5.18%	4.24%	4.48%
Common equity to total assets	12.52%	14.31%	14.48%
Tangible common equity to tangible assets (2)	7.91%	9.08%	9.23%
(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.
(2)	Refer to “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with GAAP.
(3)	All ratios and amounts at September 30, 2020 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed.

SUPERVISION AND REGULATION

The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in the Company’s 2019 Form 10-K and the supplemental disclosure related thereto contained under the same caption in the Company’s first quarter Form 10-Q filed on May 8, 2020 and the Company’s second quarter Form 10-Q filed on August 4, 2020.

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

Paycheck Protection Program. A principal provision of the CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations, and self-employed persons during COVID-19. On June 5, 2020, the President signed the Paycheck Protection Program Flexibility Act into law, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, the President signed additional legislation authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. It is anticipated that additional revisions to the SBA’s interim final rules on forgiveness and loan review procedures will be forthcoming to address these and related changes. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company is applying this guidance to qualifying loan modifications.

Regulatory Capital Rule for Revised Transition of the Current Expected Credit Losses Methodology.  The federal banking agencies have issued a final rule that allows institutions that adopt the current expected credit losses or "CECL" accounting standard in 2020 to mitigate the estimated effects of the CECL methodology on regulatory capital for two years.  The CECL final rule is substantially similar to the interim final rule issued in March 2020 in connection with other CARES Act related regulatory relief.  The final rule gives eligible institutions the option to mitigate the estimated capital effects of  the CECL methodology for two years, followed by a three-year transition period. Taken together, these measures offer a transition period of up to five years. In a change from the interim rule, the final rule expands the pool of eligible institutions to include any institution adopting the CECL methodology in 2020. The Company elected the relief provided under the final rule.

Federal Reserve Programs and Other Recent Initiatives

Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the MSLP to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through five facilities: the Main Street New Loan Facility (“MSNLF”), the Main Street Priority Loan Facility (“MSPLF”), the Main Street Expanded Loan Facility (“MSELF”), the Nonprofit Organization New Loan Facility (“NONLF”), and the Nonprofit Organization Expanded Loan Facility (“NOELF”). The Federal Reserve Bank of Boston maintains the necessary legal forms and agreements for eligible borrowers and eligible lenders to participate in the MSNLF, MSELF, MSPLF, NONLF, and NOELF, and is working to refine the MSLP’s operational infrastructure and facilities. The Bank has not registered as a lender under the MSLP, but continues to monitor developments related thereto.

Supervisory Developments.

On June 23, 2020, the federal banking agencies released guidance to promote consistency in the supervision and examination of financial institutions affected by the COVID-19 pandemic. The federal banking agencies – including the Federal Reserve – will continue to assess institutions in accordance with existing policies and procedures. However, in conducting their supervisory assessment, federal bank examiners will consider whether institution management has managed risk appropriately, including taking appropriate actions in response to stress caused by COVID-19-related impacts. The interagency guidance instructs examiners to consider the unique, evolving, and potential long-term nature of the issues confronting institutions and to exercise appropriate flexibility in their supervisory response

In addition, on June 25, 2020, the Federal Reserve announced that it would take several actions to ensure large banks,  remain resilient despite the ongoing economic impact of COVID-19. Specifically, in the third quarter, the Federal Reserve required large banks to preserve capital by suspending share repurchases, capping dividend payments, and allowing dividends according to a formula based on recent income. On October 6, 2020 the Federal Reserve extended these measures through the end of 2020. The Company and the Bank continue to monitor the Federal Reserve’s evolving supervisory and regulatory responses to the COVID-19 pandemic.

Modification of the Volcker Rule. Also on June 25, 2020, the Federal Reserve – along with the Commodity Futures Trading Commission, FDIC, the Office of the Comptroller of the Currency, and the SEC – issued a final rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring hedge funds or private equity funds (“covered funds”). The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining ownership interests in, sponsoring or having certain relationships with a hedge fund or private equity fund. The final rule modifies three areas of the Volcker Rule by: (1) streamlining the covered funds portion of the rule; (2) addressing the extraterritorial treatment of certain foreign funds; and (3) permitting banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. The new rule became effective October 1, 2020 but did not have a material impact on the Company or the Bank.

NON-GAAP FINANCIAL MEASURES

In reporting the results of the three and nine months ended September 30, 2020 and 2019, the Company has provided supplemental performance measures on a tax-equivalent, tangible, operating, adjusted and/or pre-tax pre-provision basis. These non-GAAP financial measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company uses the non-GAAP measures discussed herein in its analysis of the Company’s performance.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest Income (FTE)
Interest and dividend income (GAAP)	$157,414	$178,345	$491,607	$525,122
FTE adjustment	2,901	2,804	8,462	8,468
Interest and dividend income FTE (non-GAAP)	$160,315	$181,149	$500,069	$533,590
Average earning assets	$17,748,152	$15,191,792	$16,809,423	$14,700,019
Yield on interest-earning assets (GAAP)	3.53%	4.66%	3.91%	4.78%
Yield on interest-earning assets (FTE) (non-GAAP)	3.59%	4.73%	3.97%	4.85%
Net Interest Income (FTE)
Net Interest Income (GAAP)	$137,381	$136,601	$409,694	$402,743
FTE adjustment	2,901	2,804	8,462	8,468
Net Interest Income FTE (non-GAAP)	140,282	139,405	418,156	411,211
Noninterest income (GAAP)	34,407	48,106	99,245	103,621
Total Revenue (FTE) (non-GAAP)	$174,689	$187,511	$517,401	$514,832
Average earning assets	$17,748,152	$15,191,792	$16,809,423	$14,700,019
Net interest margin (GAAP)	3.08%	3.57%	3.26%	3.66%
Net interest margin (FTE) (non-GAAP)	3.14%	3.64%	3.32%	3.74%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Tangible Assets
Ending Assets (GAAP)	$19,930,650	$17,441,035	$19,930,650	$17,441,035
Less: Ending goodwill	935,560	929,815	935,560	929,815
Less: Ending amortizable intangibles	61,068	78,241	61,068	78,241
Ending tangible assets (non-GAAP)	$18,934,022	$16,432,979	$18,934,022	$16,432,979
Tangible Common Equity
Ending Equity (GAAP)	$2,660,885	$2,525,031	$2,660,885	$2,525,031
Less: Ending goodwill	935,560	929,815	935,560	929,815
Less: Ending amortizable intangibles	61,068	78,241	61,068	78,241
Less: Perpetual preferred stock	166,357	—	166,357	—
Ending tangible common equity (non-GAAP)	$1,497,900	$1,516,975	$1,497,900	$1,516,975
Average equity (GAAP)	$2,648,777	$2,528,435	$2,541,856	$2,429,912
Less: Average goodwill	935,560	930,525	935,560	906,476
Less: Average amortizable intangibles	63,016	80,510	67,130	80,605
Less: Average perpetual preferred stock	166,353	—	69,248	—
Average tangible common equity (non-GAAP)	$1,483,848	$1,517,400	$1,469,918	$1,442,831
ROE (GAAP)	9.16%	8.35%	5.19%	7.58%
Common equity to assets (GAAP)	12.52%	14.48%	12.52%	14.48%
Tangible common equity to tangible assets (non-GAAP)	7.91%	9.23%	7.91%	9.23%
Book value per share (GAAP)	$31.86	$31.29	$31.86	$31.29
Tangible book value per share (non-GAAP)	$19.13	$18.80	$19.13	$18.80

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Measures
Net income (GAAP)	$61,000	$53,238	$98,798	$137,692
Merger and rebranding-related costs, net of tax	—	2,819	—	25,973
Net operating earnings (non-GAAP)	$61,000	$56,057	$98,798	$163,665
Less: Dividends on preferred stock	2,691	—	2,691	—
Net operating earnings available to common shareholders (non-GAAP)	$58,309	$56,057	$96,107	$163,665

Weighted average common shares outstanding, diluted	78,725,346	81,832,868	78,921,108	80,183,113
Earnings per common share, diluted (GAAP)	$0.74	$0.65	$1.22	$1.72
Operating earnings per share, diluted (non-GAAP)	$0.74	$0.69	$1.22	$2.04

Average assets (GAAP)	$19,785,167	$17,203,328	$18,837,580	$16,639,041
ROA (GAAP)	1.23%	1.23%	0.70%	1.11%
Operating ROA (non-GAAP)	1.23%	1.29%	0.70%	1.32%

Average common equity (GAAP)	$2,648,777	$2,528,435	$2,541,856	$2,429,912
ROE (GAAP)	9.16%	8.35%	5.19%	7.58%
Operating ROE (non-GAAP)	9.16%	8.80%	5.19%	9.01%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Noninterest expense (GAAP)	$93,222	$111,687	$291,681	$324,022
Less: Merger-related costs	—	2,435	—	26,928
Less: Rebranding-related costs	—	1,133	—	5,553
Less: Amortization of intangible assets	4,053	4,764	12,676	13,919
Operating noninterest expense (non-GAAP)	$89,169	$103,355	$279,005	$277,622

Net interest income (GAAP)	$137,381	$136,601	$409,694	$402,743
Net interest income (FTE) (non-GAAP)	$140,282	$139,405	$418,156	$411,211
Noninterest income (GAAP)	$34,407	$48,106	$99,245	$103,621

Efficiency ratio (GAAP)	54.27%	60.47%	57.31%	63.99%
Operating efficiency ratio (FTE) (non-GAAP)	51.04%	55.12%	53.92%	53.92%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating ROTCE
Net operating earnings available to common shareholders (non-GAAP)	$58,309	$56,057	$96,107	$163,665
Plus: Amortization of intangibles, tax effected	3,202	3,764	10,014	10,996
Net operating earnings available to common shareholders before amortization of intangibles (non-GAAP)	$61,511	$59,821	$106,121	$174,661

Average tangible common equity (non-GAAP)	$1,483,848	$1,517,400	$1,469,918	$1,442,831
Operating return on average tangible common equity (non-GAAP)	16.49%	15.64%	9.64%	16.18%

Pre-tax pre-provision operating earnings exclude the provision for credit losses, which can fluctuate significantly from period-to-period under the recently adopted CECL methodology, merger and rebranding-related costs unrelated to the Company’s normal operations, and income tax expense. The Company believes this measure is useful to investors as it excludes certain costs resulting from acquisition activity as well as the potentially volatile provision measure, allowing for greater comparability with others in the industry and allowing investors to more clearly see the combined economic results of the organization’s operations.

PPP adjustment impact excludes the SBA guaranteed PPP loans funded during the first nine months of 2020. The Company believes loans held for investment (net of deferred fees and costs), excluding PPP is useful to investors as it provides more clarity on the Company’s organic growth. The Company also believes that the related non-GAAP financial measures of past due loans still accruing interest as a percentage of total loans held for investment (net of deferred fees and costs), and net charge-offs as a percentage of average loans held for investment (net of deferred fees and costs), in each case excluding impacts from the PPP, are useful to investors as loans originated under the PPP carry an SBA guarantee. The Company believes that the ALLL as a percentage of loans held for investment (net of deferred fees and costs), excluding impacts from the PPP, is useful to investors because of the size of the Company’s PPP loan originations and the impact of the embedded credit enhancement provided by the SBA guarantee.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Pre-tax pre-provision operating earnings
Net Income (GAAP)	$61,000	$53,238	$98,798	$137,692
Plus: Provision for credit losses	6,558	9,100	100,954	18,192
Plus: Income tax expenses	11,008	10,724	17,506	26,330
Plus: Merger and rebranding-related costs	—	3,568	—	32,481
Pre-tax pre-provision operating earnings (non-GAAP)	$78,566	$76,630	$217,258	$214,695

	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2020	2020	2020	2019	2019	2020	2019
PPP adjustment impact
Loans held for investment (net of deferred fees and costs)(GAAP)	$14,383,215	$14,308,646	$12,768,841	$12,610,936	$12,306,997	$14,383,215	$12,306,997
Less: PPP adjustments	1,600,577	1,598,718	—	—	—	1,600,577	—
Loans held for investment (net of deferred fees and costs),net adjustments, excluding PPP (non-GAAP)	$12,782,638	$12,709,928	$12,768,841	$12,610,936	$12,306,997	$12,782,638	$12,306,997

Average loans held for investment (GAAP)	$14,358,666	$13,957,711	$12,593,923	$12,327,692	$12,240,254	$13,639,401	$11,821,612
Less: Average PPP adjustments	1,638,204	1,273,883	—	—	—	1,457,091	—
Average loans held for investment, net adjustments, excluding PPP (non-GAAP)	$12,720,462	$12,683,828	$12,593,923	$12,327,692	$12,240,254	$12,182,310	$11,821,612

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of September 30, 2020 and 2019 (dollars in thousands):

	Change In Net Interest Income
	September 30,
	2020		2019
	%	$	%	$
Change in Yield Curve:
+300 basis points	11.39	61,649	13.16	73,140
+200 basis points	8.26	44,678	8.71	48,405
+100 basis points	4.37	23,637	4.48	24,893
Most likely rate scenario	—	—	—	—
-100 basis points	(0.97)	(5,244)	(5.39)	(29,980)
-200 basis points	(1.19)	(6,454)	(8.71)	(48,423)

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

From a net interest income perspective, the Company was less asset sensitive as of September 30, 2020, compared to its position as of September 30, 2019. This shift is in part due to the changing market characteristics of certain loan and deposit products and in part due to various other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended September 30, 2020 and 2019 (dollars in thousands):

	Change In Economic Value of Equity
	September 30,
	2020		2019
	%	$	%	$
Change in Yield Curve:
+300 basis points	(1.30)	(38,815)	(4.13)	(132,210)
+200 basis points	0.49	14,551	(2.44)	(78,042)
+100 basis points	1.39	41,643	(0.97)	(31,031)
Most likely rate scenario	—	—	—	—
-100 basis points	(5.24)	(156,742)	(3.43)	(109,752)
-200 basis points	(1.96)	(58,650)	(9.63)	(307,914)

As of September 30, 2020, the Company’s economic value of equity is less sensitive in a rising interest rate environment compared to September 30, 2019 primarily due to the composition of the Consolidated Balance Sheets and due in part to the market characteristics of certain loans and deposits.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

Management has taken measures to maintain the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020. There have been no changes that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

During the quarter ended September 30, 2020, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2019 Annual Report and Part II, Item 1A. “Risk Factors” in the Company’s second quarter Form 10-Q filed on August 4, 2020.

An investment in the Company’s securities involves risks. In addition to the other information set forth in this Quarterly Report, including the information addressed under “Forward-Looking Statements,” investors in the Company’s securities should carefully consider the factors discussed below, as well as the factors discussed in the Company’s 2019 Annual Report and second quarter Form 10-Q filed on August 4, 2020. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline.

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

The following information describes the Company’s common stock repurchases for the three months ended September 30, 2020:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
July 1 - July 31, 2020	294	22.02	-	19,951,000
August 1 - August 31, 2020	450	25.04	-	19,951,000
September 1 - September 30, 2020	281	22.03	-	19,951,000
Total	1,025	23.35	-

(1)	For the three months ended September 30, 2020, 1,025 shares were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.
(2)	On March 20, 2020, the Company announced the suspension of its share repurchase program, which had approximately $20 million of shares authorized to be purchased under the program remaining when it was suspended.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report and this list includes the Exhibit Index:

Exhibit No.	Description

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

101.0

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended September 30, 2020 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: November 3, 2020	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: November 3, 2020	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)