Form 10-K
period 2020-12-31
Atlantic Union Bankshares Corp
filed 2021-02-26
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $1,789,465,089 based on the closing share price on that date of $23.16 per share.

The number of shares of common stock outstanding as of February 17, 2021 was 78,798,747.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-K

i

Glossary of Acronyms and Defined Terms

Access	–	Access National Corporation and its subsidiaries
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALLL	–	Allowance for loan and lease losses, a component of ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASC 326	–	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 350	–	ASC 350, Goodwill and Other Intangible Assets
ASC 718	–	ASC 718, Compensation – Stock Compensation
ASC 805	–	ASC 805, Business Combinations
ASC 820	–	ASC 820, Fair Value Measurements and Disclosures
ASC 842	–	ASU 2016-02, Leases (Topic 842)
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Atlantic Union Bank (formerly, Union Bank & Trust)
BHCA	–	Bank Holding Company Act of 1956
BOLI	–	Bank-owned life insurance
bps	–	Basis points
CAA	–	Consolidated Appropriations Act, 2021
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CCPs	–	Central Counterparty Clearinghouses
CAMELS	–	International rating system bank supervisory authorities use to rate financial institutions
CDARS	–	Certificates of Deposit Account Registry Service
CECL	–	Current expected credit losses
CME	–	Chicago Mercantile Exchange
CFPB	–	Consumer Financial Protection Bureau
CLP	–	Commercial Loan Policy
Code	–	Internal Revenue Code of 1986, as amended
the Company	–	Atlantic Union Bankshares Corporation (formerly, Union Bankshares Corporation) and its subsidiaries
COVID-19	–	COVID-19 global pandemic
CRA	–	Community Reinvestment Act of 1977
DHFB	–	Dixon, Hubard, Feinour & Brown, Inc.
DIF	–	Deposit Insurance Fund
depositary shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EGRRCPA	–	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	–	Earnings per common share
ESOP	–	Employee Stock Ownership Plan
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FCMs	–	Futures Commission Merchants
FDIA	–	Federal Deposit Insurance Act
FDIC	–	Federal Deposit Insurance Corporation
FDICIA	–	Federal Deposit Insurance Corporation Improvement Act
FHLMC	–	Federal Home Loan Mortgage Corporation
FNMA	–	Federal National Mortgage Association
FRB or Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Act	–	Federal Reserve Act of 1913, as amended
Federal Reserve Bank	–	Federal Reserve Bank of Richmond

FHLB	–	Federal Home Loan Bank of Atlanta
FICO	–	Financing Corporation
FinCEN	–	Financial Crimes Enforcement Network
FIRREA	–	Financial Institutions Reform, Recovery, and Enforcement Act
Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2020
FTE	–	Fully taxable equivalent
GAAP or U.S. GAAP	–	Accounting principles generally accepted in the United States
GNMA	–	Government National Mortgage Association
HTM	–	Held to maturity
IDC	–	Interactive Data Corporation
LCH	–	London Clearing House
LIBOR	–	London Interbank Offered Rate
March 22 Joint	–	The five federal bank regulatory agencies and the Conference of State Bank Supervisors
Guidance		guidance issued on March 22, 2020 (subsequently revised on April 7, 2020)
MSLP	–	Main Street Lending Program
MBS	–	Mortgage-Backed Securities
NASDAQ	–	National Association of Securities Dealers Automated Quotations exchange
NOW	–	Negotiable order of withdrawal
NOL	–	Net operating losses
NPA	–	Nonperforming assets
NSF	–	Nonsufficient funds
OAL	–	Outfitter Advisors, Ltd.
OCI	–	Other comprehensive income
ODCM	–	Old Dominion Capital Management, Inc.
OFAC	–	Office of Foreign Assets Control
OREO	–	Other real estate owned which includes foreclosed properties and former bank premises
OTTI	–	Other than temporary impairment
PCA	–	Prompt Corrective Action
PCI	–	Purchased credit impaired
PCD	–	Purchased credit deteriorated
PD/LGD	–	Probability of default/loss given default
PPPLF	–	Paycheck Protection Program Liquidity Facility
PPP	–	Paycheck Protection Program
PSU	–	Performance stock unit
REVG	–	Real Estate Valuation Group
ROA	–	Return on average assets
ROE	–	Return on average common equity
ROTCE	–	Return on average tangible common equity
ROU Asset	–	Right of Use Asset
RSA	–	Restricted stock award
RSU	–	Restricted stock unit
RVI	–	Residual value insurance
SAB	–	Staff Accounting Bulletin
SBA	–	Small Business Administration
SCC	–	Virginia State Corporation Commission
SEC	–	U.S. Securities and Exchange Commission
Securities Act	–	Securities Act of 1933, as amended
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
Shore Premier	–	Shore Premier Finance, a division of the Bank
Shore Premier sale	–	The sale of substantially all of the assets and certain specific liabilities of Shore Premier
SSFA	–	Simplified supervisory formula approach
Tax Act	–	Tax Cuts and Jobs Act of 2017
TDR	–	Troubled debt restructuring
TFSB	–	The Federal Savings Bank
Topic 606	–	ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”
Topic 848	–	ASU No. 2020-01, “Reference rate Reform (Topic 848)”

UIG	–	Union Insurance Group, LLC
UISI	–	Union Investment Services, Inc.
UMG	–	Union Mortgage Group, Inc.
VFG	–	Virginia Financial Group, Inc.
Xenith	–	Xenith Bankshares, Inc. and its subsidiaries

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks and uncertainties, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

●	changes in interest rates,
●	general economic and financial market conditions in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels, and slowdowns in economic growth, including as a result of the COVID-19 pandemic,
●	the quality or composition of the loan or investment portfolios and changes therein,
●	demand for loan products and financial services in the Company’s market area,
●	the Company’s ability to manage its growth or implement its growth strategy,
●	the effectiveness of expense reduction plans,
●	the introduction of new lines of business or new products and services,
●	the Company’s ability to recruit and retain key employees,
●	the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets,
●	real estate values in the Bank’s lending area,
●	an insufficient ACL,
●	changes in accounting principles relating to the CECL methodology,
●	the Company’s liquidity and capital positions,
●	concentrations of loans secured by real estate, particularly commercial real estate,
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk,
●	the Company’s ability to compete in the market for financial services and increased competition from fintech companies,
●	technological risks and developments, and cyber-threats, attacks or events,
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (such as the COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth,
●	the effect of steps the Company takes in response to the COVID-19 pandemic, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the speed and efficacy of vaccine and treatment developments, the impact of loosening or tightening of government restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein,
●	the discontinuation of LIBOR and its impact on the financial markets, and the Company’s ability to manage operational, legal and compliance risks related to the discontinuation of LIBOR and implementation of one or more alternate reference rates,
●	performance by the Company’s counterparties or vendors,

v

●	deposit flows,
●	the availability of financing and the terms thereof,
●	the level of prepayments on loans and mortgage-backed securities,
●	legislative or regulatory changes and requirements, including the impact of the CARES Act, as amended by the CAA, and other legislative and regulatory reactions to the COVID-19 pandemic,
●	potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic, including, among other things, under the CARES Act, as amended by the CAA,
●	the effects of changes in federal, state or local tax laws and regulations,
●	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Federal Reserve,
●	changes to applicable accounting principles and guidelines, and
●	other factors, many of which are beyond the control of the Company.

More information on risk factors that could affect the Company’s forward-looking statements is included under the section entitled “Risk Factors” set forth herein. All risk factors and uncertainties described herein should be considered in evaluating forward-looking statements, all forward-looking statements made in this Form 10-K are expressly qualified by the cautionary statements contained in this Form 10-K, and undue reliance should not be placed on such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Forward-looking statements speak only as of the date they are made. The Company does not intend or assume any obligation to update, revise or clarify any forward-looking statements that may be made from time to time by or on behalf of the Company, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. - BUSINESS.

GENERAL

The Company is a financial holding company and a bank holding company organized under Virginia law and registered under the BHCA. The Company, headquartered in Richmond, Virginia is committed to the delivery of financial services through its subsidiary Atlantic Union Bank and non-bank financial services affiliates. As of February 16, 2021, the Company’s bank subsidiary and certain non-bank financial services affiliates were:

Bank Subsidiary
Atlantic Union Bank	Richmond, Virginia

Non-Bank Financial Services Affiliates
Atlantic Union Equipment Finance, Inc.	Atlanta, Georgia
Dixon, Hubard, Feinour & Brown, Inc.	Roanoke, Virginia
Middleburg Investment Services, LLC	Reston, Virginia
Old Dominion Capital Management, Inc.	Charlottesville, Virginia
Outfitter Advisors, Ltd.	McLean, Virginia
Union Insurance Group, LLC	Richmond, Virginia

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

Product Offerings and Market Distribution

The Company is a financial holding company and bank holding company organized under the laws of the Commonwealth of Virginia and headquartered in Richmond, Virginia. The Company provides a full range of financial services through its bank subsidiary, Atlantic Union Bank (formerly, Union Bank & Trust), throughout Virginia and in portions of Maryland and North Carolina. The Bank is a commercial bank chartered under the laws of the Commonwealth of Virginia that provides banking, trust, and wealth management services. As of February 16, 2021, the Bank had 129 branches and approximately 150 ATMs located throughout Virginia, and portions of Maryland and North Carolina. Middleburg Financial is a brand name used by Atlantic Union Bank and certain affiliates when providing trust, wealth management, private banking, and investment advisory products and services. Certain non-bank affiliates of the Company include: Old Dominion Capital Management, Inc., and its subsidiary Outfitter Advisors, Ltd., Dixon, Hubard, Feinour & Brown, Inc., which provide investment advisory services; and Middleburg Investment Services LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

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

UIG, an insurance agency, is owned by the Bank. This agency operates in an agreement with Bankers Insurance, LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. UIG generates revenue through sales of various insurance products through Bankers Insurance LLC, including long-term care insurance and business owner policies. UIG also maintains ownership interests in two title agencies owned by community banks across Virginia and generates revenues through sales of title policies in connection with the Bank’s lending activities.

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

On May 31, 2016, the Bank acquired ODCM, which currently operates as a stand-alone direct subsidiary of the Bank from its offices in Charlottesville and Alexandria, Virginia. On July 1, 2018, ODCM completed its acquisition of OAL, a McLean, Virginia based investment advisory firm. Together, ODCM and OAL have an aggregate of approximately $876.1 million in assets under management at December 31, 2020.

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

On April 1, 2018, the Bank completed its acquisition of DHFB, a Roanoke, Virginia based investment advisory firm with approximately $627.3 million in assets under management at December 31, 2020.

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

HUMAN CAPITAL RESOURCES

The Company continuously works towards balancing its commitments to its key stakeholders: its teammates, customers, shareholders, regulators and communities. In order to accomplish this, it is crucial that the Company attract and retain talent who desire to enrich the lives of the people and communities the Company serves. To facilitate talent attraction and retention, the Company strives to make itself an inclusive, safe and healthy workplace, providing opportunities for its teammates to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs.

Employee Profile

As of December 31, 2020, the Company had 1,879 full-time equivalent employees (which the Company refers to as “teammates”), including executive officers, loan and other banking officers, branch personnel, and operations and other support personnel. None of the Company’s teammates are represented by a union or covered under a collective bargaining agreement.

As of December 31, 2020, the Company’s workforce was comprised of approximately 65% women and 20% self-identified minorities. As of December 31, 2020, the Company’s average tenure was 7.6 years.

Compensation and Benefits

The Company’s compensation programs are designed to attract, retain and motivate high performing talent and provide market aligned pay programs in support of the Company’s business strategies and are tied to both individual and Company’s performance. All compensation policies and procedures are designed to ensure proper governance and acceptable levels of risk. Individual teammate total pay is influenced by the nature and scope of the job, what other employers pay for comparable jobs, experience and individual performance. Minimum wage levels are established for all jobs through a formal salary structure that establishes a defined salary range for each position. In addition to base wages, annual merit-based salary increases are provided to eligible teammates. Further, approximately 65% of the Company’s teammates are provided with an incentive opportunity under a formal incentive plan with measurable goals and metrics. All incentive programs have both upside and downside potential and are linked to both individual and Company’s performance. The Company’s benefits program includes a Company-maintained ESOP, healthcare and insurance benefits, paid time off, all-inclusive parental leave, a 401(k) Company match, flexible work arrangements, Employee Assistance Programs and tuition expense reimbursements.

Talent Development and Training

The Company uses the term “teammates” to describe its employees because the Company views itself as one team. The Company believes its human capital is its most important asset and is committed to investing in the growth and development of its teammates. The Company’s performance development program is vital to delivering business results and helps gain greater alignment between strategic goals, business goals and individual goals. The program is based around a culture of coaching and development by means of continuous conversations to ensure alignment on goals, business objectives, personal development, and career aspirations. The program is structured to operate on an annual basis starting with goal setting and development planning and ending with an annual review. Teammates are encouraged to take ownership of their development and seek guidance from their managers on goals and development areas.

The Company also provides training opportunities to foster growth and development, enhance teammate skillsets, and prepare teammates to be successful in their roles. For example, the Company offers specific, targeted training to all new hires. In addition to professional development, role based, and regulatory, the Company also offers the following training resources: leadership, diversity, equity, and inclusion, policies/procedures, information security, anti-bribery, ethics, product training, anti-money-laundering, technical/systems, and compensation/benefits.

All teammates have access to training opportunities through an e-learning management system. The majority of the Company’s training material is regulation based and is managed through a regulatory and compliance program. In addition to job specific training, all teammates are required to complete mandatory annual compliance courses in response to regulatory requirements and changes. In 2020, teammates completed:

•27,443 hours of required training; and

•15,600 hours of all other training.

Diversity, Equity and Inclusion

The Company is committed to fostering, cultivating and preserving a culture of a diversity, equity and inclusion. The Company believes that the collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that its teammates invest in their work represents a significant part of not only the Company’s culture, but its reputation and achievement as well. The Company strives to foster a culture and workplace that, among other things, is inclusive and welcoming and that promotes diversity of thoughts, ideas, perspective and values. From the Company’s community involvement and charitable giving to its teammate hiring and retention strategies and daily interactions, diversity, equity and inclusion is integral to how the Company approaches its business.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name (Age)	Title and Principal Occupation During at Least the Past Five Years

John C. Asbury (55)

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

Robert M. Gorman (62)

Executive Vice President and Chief Financial Officer of the Company since joining the Company in July 2012; Senior Vice President and Director of Corporate Support Services in 2011, and Senior Vice President and Strategic Financial Officer of SunTrust Banks, Inc., from 2002 to 2011; serves as a member of the Board of Directors of certain of the Company’s affiliates.

Maria P. Tedesco (60)

Executive Vice President of the Company and President of the Bank since September 2018; Chief Operating Officer for Retail at BMO Harris Bank based in Chicago from 2016 to 2017; Senior Executive Vice President and Managing Director of the Retail Bank at Santander Bank, N.A. from 2014 to 2015; various positions with Citizens Financial Group, Inc. from 1994 to 2014.

David G. Bilko (62)

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

M. Dean Brown (56)

Executive Vice President and Enterprise Operations & Chief Information Officer since joining the Company in February 2015; Chief Information and Back Office Operations Officer of Intersections Inc. from 2012 to 2014; Chief Information Officer of Advance America from 2009 to 2012; Senior Vice President and General Manager of Revolution Money from 2007 to 2008; Executive Vice President, Chief Information Officer and Chief Operating Officer from 2006 to 2007, and Executive Vice President and Chief Information Officer from 2005 to 2007, of Upromise LLC.

Loreen A. Lagatta (52)

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

Shawn E. O’Brien (49)

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

David V. Ring (57)

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

COMPETITION

The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions, other independent community banks, as well as consumer finance companies, mortgage companies, loan production offices, mutual funds, life insurance companies and fintech companies. Competition for deposits and loans is affected by various factors including, without limitation, interest rates offered, the number and location of branches and types of products offered, digital capabilities, and the reputation of the institution. Credit unions increasingly have been allowed to expand their membership definitions, and because they enjoy a favorable tax status, they have been able to offer more attractive loan and deposit pricing. The Company’s non-bank affiliates also operate in highly competitive environments. The Company believes its community focused banking framework and philosophy provide a competitive advantage, particularly with regard to larger national and regional institutions, allowing the Company to compete effectively. The Company has a strong market share within the markets it serves. The Company’s deposit market share in Virginia was 7.5% of total bank deposits as of June 30, 2020, making it the largest regional bank headquartered in Virginia at that time.

ECONOMY

The economies in the Company’s market areas are widely diverse and include local and federal government, military, agriculture, and manufacturing. Based on Virginia Employment Commission data, the state’s seasonally-adjusted unemployment rate is 4.9% as of December 31, 2020, compared to 2.6% at year-end 2019 and continues to be below the national rate of 6.7% at year-end 2020.

The COVID-19 pandemic has had, and is continuing to have, a wide range of economic impacts in the United States and around the world, with the possibility of an extended economic recession. The pandemic has severely disrupted supply chains and adversely affected production, demand, and sales across a range of industries, including in the Company’s market areas.

The Company’s management continues to consider the COVID-19 pandemic and future economic events and their impact on the Company’s performance while focusing attention on managing nonperforming assets, controlling costs, and working with borrowers to mitigate and protect against risk of loss.

SUPERVISION AND REGULATION

The Company and the Bank are extensively regulated under both federal and state laws. The following description briefly addresses certain historic and current provisions of federal and state laws and certain regulations, proposed regulations, and the potential impacts on the Company and the Bank. To the extent statutory or regulatory provisions or proposals are described in this Form 10-K, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

The Company is subject to additional regulations, increased supervision and increased costs because the Company’s assets exceed $10 billion. The Company has invested meaningful financial, human capital and other resources in regulatory compliance processes.

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

On May 14, 2018, the President of the United States signed into law the EGRRCPA which, among other things, amended certain provisions of the Dodd-Frank Act as well as statutes administered by the Federal Reserve and the FDIC. Certain provisions of the Dodd-Frank Act and changes thereto resulting from the enactment of EGRRCPA that may affect the Company and the Bank are discussed below in more detail.

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

The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Company were 11.39%, 10.26%, and 14.00%, respectively, as of December 31, 2020, thus exceeding the minimum requirements for "well capitalized" status. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Bank were 12.42%, 12.42%, and 13.09%, respectively, as of December 31, 2020, also exceeding the minimum requirements for "well capitalized" status.

Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines require a minimum Tier 1 leverage ratio of 3.0% for advanced approach banking organizations; all other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4.0%. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for PCA, its Tier 1 leverage ratio must be at least 5.0%. Banking organizations that have experienced internal growth or made acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2020, the Tier 1 leverage ratios of the Company and the Bank were 8.95% and 9.75%, respectively, well above the minimum requirements.

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

The Federal Reserve’s regulatory capital rules also provide that in some circumstances trust preferred securities may not be considered Tier 1 capital of a bank holding company with total consolidated assets of greater than $15 billion, and instead will qualify as Tier 2 capital. The Company has $155.2 million of trust preferred securities outstanding and approximately $19.6 billion in assets as of December 31, 2020.

On August 26, 2020, the federal bank regulatory agencies adopted a final rule that allows the Company to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. This final rule is substantially similar to the interim final rule issued in March 2020 by the federal bank regulatory agencies. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “Capital Resources” of this Form 10-K for information regarding the impact of this final rule on the Company’s regulatory capital.

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

As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment structure, set a target “designated reserve ratio” of 2 percent for the DIF, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2020, total base assessment rates for institutions that have been insured for at least five years with assets of $10 billion range from 1.5 to 40 bps. In addition, institutions with assets over $10 billion are subject to a surcharge equal to 4.5 bps of assets that exceed $10 billion, which is required to be applied until the reserve ratio reaches 1.35 percent. The reserve ratio has exceeded the required minimum level of 1.35 percent since the fourth quarter of 2018; therefore, the Bank has not been required to pay a surcharge as a result. In June 2020, the FDIC adopted a final rule that generally removes the effect of PPP lending when calculating a bank’s deposit insurance assessment by providing an offset to the bank’s total assessment amount for the increase in the assessment base attributable to the bank’s participation in the PPP. This final rule began applying to FDIC deposit insurance assessments during the second quarter of 2020.

For the years ended December 31, 2020, 2019 and 2018, the Company paid $8.4 million, $5.4 million and $5.0 million, respectively, in deposit insurance assessments.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2020.

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

FHLB. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional Federal Home Loan Banks that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each Federal Home Loan Bank serves as a reserve, or central bank, for the members within its assigned region, and makes loans to its members in accordance with policies and procedures established by the Board of

Directors of the applicable Federal Home Loan Bank. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2020, the Bank owned $27.8 million of FHLB stock.

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

Required Disclosure of Customer Information. The Company and the Bank are also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act added additional regulations to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, imposes standards for verifying customer identification at account opening, and requires financial institutions to establish anti-money laundering programs. Regulations adopted under the Bank Secrecy Act impose on financial institutions customer due diligence requirements, and the federal banking regulators expect that customer due diligence programs will be integrated within a financial institution’s broader Bank Secrecy Act and anti-money laundering compliance program. The OFAC, which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account, or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, and report it to OFAC.

In December 2020, the U.S. Congress enacted the National Defense Authorization Act (the “NDAA”) for fiscal year 2021. Among its many provisions, the NDAA includes the Anti-Money Laundering Act of 2020 (the “AMLA”) and the related Corporate Transparency Act of 2019 (the “CTA”). The CTA is a significant update to federal Bank Secrecy Act/Anti-money Laundering (“BSA/AML”) regulations. The CTA aims to eliminate the use of shell companies that facilitate the laundering of criminal proceeds and, for that purpose, directs FINCEN to establish and maintain a national registry of beneficial ownership information for corporate entities. Specifically, corporations and limited liability companies (subject to certain exceptions) must disclose to FinCEN their beneficial owners – defined as an individual who, directly or indirectly, exercises substantial control over the entity or owns or controls not less than 25 percent of the ownership interests of the entity. Beneficial ownership must be disclosed at the time of company formation and upon a change in ownership. The national registry will be confidential; the CTA contains criminal penalties for non-compliance as well as for unauthorized disclosure of reported information.

The CTA’s disclosure requirements are similar to the current FinCEN-promulgated Customer Due Diligence (“CDD”) Rule and related regulations applicable to the entity customers of banks. At this time, the Bank cannot predict how implementation of the new CTA requirements will affect the provisions of the CDD Rule or the Bank’s compliance with the CDD Rule and related BSA/AML regulations. No guidance or proposals with respect to either the CTA or revised CDD Rule requirements have yet been proposed by FinCEN or the other federal banking regulators. FinCEN is expected to initiate new CTA-related rulemakings and propose revisions to its CDD rules in the near-term. The Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

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

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties or enforcement actions. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

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

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of EGRRCPA, the FDIC undertook a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” On December 15, 2020, the FDIC issued final rules that amend the FDIC’s methodology for calculating interest rate caps, provide a new process for banks that seek FDIC approval to offer a competitive rate on deposits when the prevailing rate in the bank’s local market exceeds the national rate cap, and provides specific exemptions and streamlined application and notice procedures for certain deposit-placement arrangements that are not subject to brokered deposit restrictions. These final rules are effective on April 1, 2021.

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

Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. As of January 1, 2020, the Company and the Bank each have total consolidated assets of more than $10 billion.

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

In addition to amendments and changes to the Dodd-Frank Act set forth in the interagency statement regarding the impact of EGRRCPA released by the federal banking agencies on July 6, 2018, EGRRCPA includes certain other banking-related, consumer protection, and securities laws-related provisions. Many of EGRRCPA’s changes must be implemented through rules adopted by federal agencies, and certain changes remain subject to their substantial regulatory discretion. As a result, the full impact of EGRRCPA will remain unclear for some time. The Company and the Bank expect to continue to evaluate the potential impact of EGRRCPA as it is further implemented by the regulators.

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

ITEM 1A. - RISK FACTORS

An investment in the Company’s securities involves risks and uncertainties. In addition to the other information set forth in this Form 10-K, including the information addressed under “Forward-Looking Statements,” investors in the Company’s securities should carefully consider the factors discussed below. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this Form 10-K, in which case the trading price of the Company’s securities could decline. The Risk Factor Summary that follows should be read in conjunction with the detailed description of risk factors below.

Risk Factor Summary

These risks and uncertainties include:

Risks Related to the COVID-19 Pandemic

●	The COVID-19 pandemic and resulting adverse economic conditions have already adversely impacted the Company’s business and results, and could adversely impact its business, financial condition, and results of operations.

Risks Related to the Company’s Lending Activities

●	The Company’s ACL may prove to be insufficient to absorb credit losses in its loan portfolio.
●	The Bank’s concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets.
●	The Bank has significant credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.
●	The Bank’s loan portfolio contains construction and development loans, and a decline in real estate values or economic conditions could adversely affect the value of the collateral securing the loans and have an adverse effect on the Bank’s financial condition.
●	The Bank’s commercial and industrial loans have contributed significantly to the Bank’s loan growth. A weakening of economic conditions could adversely affect the collectability of the loans and underlying collateral.
●	Loans that the Bank has made through federal programs are dependent on the federal government’s continuation and support of these programs and on the Bank’s compliance with program requirements.
●	The Bank relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if the Bank is forced to foreclose upon such loans.
●	The Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.
●	The Company’s focus on lending to small to mid-sized community-based businesses may increase its credit risk.
●	Nonperforming assets take significant time to resolve and may adversely affect the Company’s results of operations and financial condition.
●	The Company’s mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact the Company’s profits.

Risks Related to Market Interest Rates

●	Changes in interest rates could adversely affect the Company’s income and cash flows.
●	The phasing out and ultimate replacement of LIBOR with an alternative reference rate and changes in the manner of calculating other reference rates may adversely impact the value of loans and other financial instruments the Company holds that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact the Company’s financial condition and results of operations.

Risks Related to the Company’s Business, Industry and Markets

●	The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.
●	Adverse changes in economic conditions in Virginia, Maryland, or North Carolina or adverse conditions in an industry on which a local market in which the Company does business relies could negatively impact the Company’s business in a material way.
●	Changes in U.S. trade policies and other factors beyond the Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact the Company’s business, financial condition and results of operations.
●	The Company faces substantial competition that could adversely affect the Company’s growth and/or operating results.
●	The Company’s consumers may increasingly decide not to use the Bank to complete their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.

Risks Related to the Company’s Operations

●	The Company’s operations may be adversely affected by cyber security risks and cyber-attacks.
●	The inability of the Company to successfully manage its growth or to implement its growth strategy may adversely affect the Company’s results of operations and financial conditions.
●	Difficulties in combining the operations of acquired entities with the Company’s own operations may prevent the Company from achieving the expected benefits from acquisitions.
●	The carrying value of goodwill and other intangible assets may be adversely affected.
●	The Company’s risk-management framework may not be effective in mitigating risk and loss.
●	The Company’s exposure to operational, technological, and organizational risk may adversely affect the Company.
●	The Company continually encounters technological change which could affect its ability to remain competitive.
●	The operational functions of business counterparties over which the Company may have limited or no control may experience disruptions that could adversely impact the Company.
●	The Company and the Bank rely on other companies to provide key components of their business infrastructure.
●	The Company depends on the accuracy and completeness of information about clients and counterparties, and its financial condition could be adversely affected if it relies on misleading information.
●	The Company’s dependency on its management team and the unexpected loss of any of those personnel could adversely affect operations.
●	The Company may not be able to generate sufficient taxable income to fully realize its deferred tax assets.
●	Sales of the Company’s common stock in connection with merger or acquisition activity, or other capital transactions may result in an ownership change of control, thus limiting the Company’s ability to realize its deferred tax assets.

Risks Related to the Company’s Regulatory Environment

●	The Company is subject to additional regulation, increased supervision and increased costs compared to some financial institutions because the Company’s assets exceed $10 billion.
●	Current and proposed regulation addressing consumer privacy and data use and security could increase the Company’s costs and impact its reputation.
●	The Company is subject to more stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act, which could adversely affect its return on equity and otherwise affect its business.
●	The Bank is subject to the CFPB’s broad regulatory authority and new regulations, or new approaches to regulation or enforcement by the CFPB could adversely impact the Company.
●	Failure to comply with the USA Patriot Act, OFAC, the Bank Secrecy Act and related FinCEN guidelines and related regulations could have a material impact on the Company.

Risks Related to the Company’s Securities

●	The Company relies on dividends from its subsidiaries for substantially all of its revenue.
●	An active trading market in the Company’s common stock may not be sustained.
●	Future issuances of the Company’s common stock or preferred stock could adversely affect the market price of the common stock and preferred stock and could be dilutive.
●	Common stock and preferred stock are equity and are subordinate to the Company’s existing and future indebtedness and effectively subordinated to all the indebtedness and other non- equity claims against the Bank and the Company’s other subsidiaries.
●	The Company’s common stock is subordinate to the Company’s existing and future preferred stock.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and resulting adverse economic conditions have already adversely impacted the Company’s business and results, and could have a more material adverse impact on its business, financial condition, and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. In March 2020, almost all states, including Virginia, where the Company is headquartered, and Maryland and North Carolina, in which the Company has significant operations, issued “stay-at-home orders” and declared states of emergency. Many state and local governments began implementing phased regulations and guidelines for reopening communities and economies, often with reduced capacity and social distancing restrictions. However, recently, many state and local governments have implemented additional restrictions in light of the significant COVID-19 resurgence.

Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to the Company’s business and could cause material disruptions to its business and operations in the future. Impacts to the business have included increases in costs and reductions in operating effectiveness due to additional health and safety precautions implemented at the Company’s branches and offices and the transition of a portion of its workforce to home locations, decreases in customer traffic in its branches, and increases in requests for and the making of loan modifications. The Company anticipates that additional future impacts to its business will include increases in the Company’s customers’ inability to make scheduled loan payments and increases in requests for forbearance. Further, loan payment deferment programs implemented by the Company or under government stimulus programs, like the PPP, may mask credit deterioration in its loan portfolio by making less applicable standard measures of identifying developing financial weakness in a client or portfolio, such as past due monitoring and non-accrual assessments. To the extent that commercial and social restrictions remain in place or increase, the Company’s expenses, delinquencies, charge-offs, foreclosures, and credit losses may materially increase, and the Company could experience reductions in fee income. In addition, any declines in credit quality could significantly affect the adequacy of the Company’s ACL, which would lead to increases in the provision for credit losses and related declines in its net income.

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

While the Company has taken and is continuing to take precautions to protect the safety and well-being of its employees and customers, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can the Company predict the continued level of disruption that will occur to its employee's ability to provide customer support and service. The continued, renewed, or increased spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct the Company’s business, the business and operations of its third-party service providers who perform critical services for the business, or the businesses of many of the Company’s customers and borrowers. If COVID-19 is not successfully contained, the Company could experience a material adverse effect on its business, financial condition, results of operations, and cash flow.

Among the factors outside the Company’s control that are likely to affect the impact the COVID-19 pandemic will ultimately have on its business are, without limitation:

●	the pandemic’s duration, nature, and severity;
●	the uncertainty regarding new variants of COVID-19 that have emerged;
●	the speed and efficacy of vaccine and treatment developments;
●	the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, the residential housing market, consumer spending and real estate and investment securities market values;
●	political, legal, and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as temporary or required suspensions of collections, foreclosures, and related obligations;
●	the timing, magnitude, and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits, and commercial activity;
●	effects on the Company’s liquidity position due to changes in customers’ deposit and loan activity in response to the pandemic and its economic effects;
●	the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;

●	the long-term effect of the economic downturn on the Company’s intangible assets such as its deferred tax asset and goodwill;
●	potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;
●	the ability of the Company’s employees to work effectively during the course of the pandemic;
●	the ability of the Company’s third-party vendors to maintain a high-quality and effective level of service;
●	the possibility of increased fraud, cybercrime, and similar incidents, due to vulnerabilities posed by the significant increase in Company employees and customers handling their banking interactions remotely from home, the quick roll-out of various government-sponsored lending programs, like the PPP, or otherwise;
●	required changes to the Company’s internal controls over financial reporting to reflect a rapidly changing work environment;
●	potential longer-term shifts toward mobile banking, telecommuting, and telecommerce;
●	short- and long-term health impacts;
●	unforeseen effects of the pandemic; and
●	geographic variation in the severity and duration of the COVID-19 pandemic, including in states in which the Company operates physically such as Virginia, Maryland, and North Carolina.

The ongoing COVID-19 pandemic has contributed to severe volatility in the financial markets. Depending on the extent and duration of the COVID-19 pandemic and perceptions regarding national and global recovery from the pandemic, the price of the Company’s common stock may continue to experience volatility and potential declines.

The Company is continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on the Company. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, the Company’s business, financial condition, results of operations, and cash flows could be materially adversely affected.

Risks Related to the Company’s Lending Activities

The Company’s ACL may prove to be insufficient to absorb credit losses in its loan portfolio.

Like all financial institutions, the Company maintains an ACL to provide for loans that its borrowers may not repay in their entirety. The Company believes that it maintains an ACL at a level adequate to absorb expected losses in the loan portfolio as of the corresponding balance sheet date and in compliance with applicable accounting and regulatory guidance. The ACL, however, may not be sufficient to cover expected loan losses and future provisions for loan losses could materially and adversely affect the Company’s operating results. Accounting related to the ACL requires significant estimates that are subject to uncertainty and changes relating to new information and changing circumstances. The significant uncertainties surrounding the ability of the Company’s borrowers to execute their business models successfully through changing economic environments, competitive challenges, and other factors complicate the Company’s estimates of the risk of loss and amount of loss on any loan. Due to the degree of uncertainty and susceptibility of these factors to change, the actual losses may vary from current estimates. The Company expects possible fluctuations in the loan loss provisions due to changes in economic conditions.

The Company’s banking regulators, as an integral part of their examination process, periodically review the ACL and may require the Company to increase its ACL by recognizing additional provisions for loan losses charged to expense, or to decrease the ACL by recognizing loan charge-offs, net of recoveries. Any such required additional provisions for loan losses or charge-offs could have a material adverse effect on the Company’s financial condition and results of operations.

Additionally, the measure of the Company’s ACL is dependent on the interpretation of accounting standards. On January 1, 2020, the Company adopted ASC 326, which replaces the incurred loss credit impairment methodology with the CECL methodology. The CECL methodology reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Accordingly, the implementation of the CECL model changed the Company’s current method of providing ACL and resulted in material changes in the Company’s accounting for credit losses on financial instruments. The CECL model may create more volatility in the Company’s level of ACL, which if the Company is required to materially increase its level of ACL for any reason, such increase could adversely affect its business, financial condition, and results of operations. Refer to Note 1 “Summary of

Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for information regarding the Company’s accounting policy and summary of adoption implications of ASC 326.

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

The Bank’s commercial and industrial loans have contributed significantly to the Bank’s loan growth. A weakening of economic conditions could adversely affect the collectability of the loans and underlying collateral.

Commercial and industrial loans are generally made to support the Bank’s borrowers’ need for short-term or seasonal cash flow and equipment/vehicle purchases. These loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. The assets securing these loans may depreciate over time or can be difficult to appraise and liquidate, and may fluctuate in value based on the success of the business. This type of collateral may not yield substantial recovery in the event a default occurs and the Bank needs to liquidate the business.

Loans that the Bank has made through federal programs are dependent on the federal government’s continuation and support of these programs and on the Bank’s compliance with program requirements.

The Bank participates in various U.S. government agency loan guarantee programs, including programs operated by the SBA. If the Bank fails to follow any applicable regulations, guidelines or policies associated with a particular guarantee program, any loans the Bank originates as part of that program may lose the associated guarantee, exposing the Bank to credit risk it would not otherwise be exposed to or have underwritten, or result in the Bank’s inability to continue originating loans under such programs, either of which could have a material adverse effect on the Company’s business, financial condition or results of operations.

Federal and state governments have enacted laws and implemented programs intending to stimulate the economy in light of the business and market disruptions related to COVID-19, including the PPP. The Bank participated as a lender in both rounds of the PPP, providing $1.7 billion in loans to over 11,000 customers. The PPP loans are fully guaranteed as to payment of principal and interest by the SBA and the Bank believes that the majority of these loans will be forgiven. However, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if the Bank has already been paid under the guaranty, seek recovery from the Bank of any loss related to the deficiency. Several large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Bank may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans and the Bank’s PPP processes. If any such litigation is filed against the Bank and is not resolved in a manner favorable to the Bank, it may result in significant financial liability or adversely affect the Bank’s reputation. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on the Company’s business, financial condition and results of operations.

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

Nonperforming assets take significant time to resolve and may adversely affect the Company’s results of operations and financial condition.

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

Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain cases, where the Company has originated loans and sold them to investors, the Company may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on, or related to, their loan application, if appraisals for such properties have not been acceptable or if the loan was not underwritten in accordance with the loan program specified by the loan investor. In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates. If such reserves were insufficient to cover claims from investors, such repurchases or settlements would adversely affect the Company’s results of operations.

Risks Related to Market Interest Rates

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

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Intercontinental Exchange, Inc., the company that administers LIBOR, has stated that it intends to cease the publication of one week and two month LIBOR rates immediately after the LIBOR publication on December 31, 2021, and the remaining LIBOR rates immediately following the LIBOR publication on June 30, 2023, and will consult on such intentions. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company, and liquidity in the interbank markets on which those LIBOR estimates are based has been declining. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference rates include a proposal by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York for the market to transition from LIBOR to the Secured Overnight Financing Rate, or SOFR. Whether or not the SOFR attains market acceptance as a LIBOR replacement remains in question and the future of LIBOR at this time is uncertain. The Company has a significant amount of loans and other financial obligations or extensions of credit that may be adversely affected by the discontinuation of LIBOR and uncertainty regarding its replacement. In addition, uncertainty regarding the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for securities on which the interest or dividend is determined by reference to LIBOR, including the Company’s outstanding fixed-to-floating rate subordinated notes and trust preferred securities. The discontinuation of LIBOR could also result in operational, legal and compliance risks, and if the Company is unable to adequately manage such risks, they could have a material adverse impact on the Company’s reputation and on its business, financial condition, results of operations or future prospects.

Risks Related to the Company’s Business, Industry and Markets

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

Adverse changes in economic conditions in Virginia, Maryland, or North Carolina or adverse conditions in an industry on which a local market in which the Company does business relies could negatively impact the Company’s business in a material way.

The Company provides full-service banking and other financial services throughout Virginia and in portions of Maryland and North Carolina. The Company’s loan and deposit activities are directly affected by, and the Company’s financial success depends on, economic conditions within the local markets in which the Company does business, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market relies could adversely affect such factors as unemployment rates, business formations and expansions, housing demand, apartment vacancy rates and real estate values in the local market. This could result in, among other things, a decline in loan demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral and a decline in the net worth and liquidity of borrowers and guarantors. Any of these factors could negatively impact the Company’s business in a material way.

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

Technology and other changes are allowing parties to complete financial transactions through alternative methods that have historically involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The Company faces increasing competition from fintech companies, as trends toward digital financial transactions have accelerated during the COVID-19 pandemic. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Related to the Company’s Operations

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

The Company may not be able to successfully implement its growth strategy if it is unable to identify and compete for attractive markets, locations, or opportunities to expand in the future. In addition, the ability to manage growth successfully depends on whether the Company can maintain adequate capital levels, maintain cost controls, effectively manage asset quality, effectively manage increasing regulatory compliance requirements, and successfully integrate any businesses acquired into the organization.

As consolidation within the financial services industry continues, the competition for suitable strategic acquisition candidates may increase. The Company will compete with other financial services companies for acquisition and expansion opportunities, and many of those competitors will have greater financial resources than the Company does and may be able to pay more for an acquisition than the Company is able or willing to pay. The Company cannot assure that it will have opportunities to acquire other financial institutions, or that the Company will be able to negotiate, finance, and complete any opportunities available to it.

If the Company is unable to effectively implement its strategies for organic growth and strategic acquisitions (if any), the business, results of operations, and financial condition may be materially adversely affected.

Difficulties in combining the operations of acquired entities with the Company’s own operations may prevent the Company from achieving the expected benefits from acquisitions.

The Company may not be able to fully achieve the strategic objectives and operating efficiencies expected in an acquisition. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which the Company and its potential acquisition targets operate are highly competitive. The Company may lose its customers and/or key personnel, or those of acquired entities, as a result of an acquisition. The Company may also not be able to control the incremental increase in noninterest expense arising from an acquisition in a manner that improves its overall operating efficiencies. These factors could contribute to the Company not achieving the expected benefits from its acquisitions within desired time frames, if at all. Future business acquisitions (if any) could be material to the Company and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions also could require the Company to use substantial cash, other liquid assets, or to incur debt; the Company could therefore become more susceptible to economic downturns and competitive pressures. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of the Company’s tangible book value and net income per share of common stock may occur in connection with any future acquisitions.

The carrying value of goodwill and other intangible assets may be adversely affected.

When the Company completes an acquisition, goodwill and other intangible assets are often recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment, and the Company performs such impairment analysis at least annually. A significant adverse change in expected future cash flows or sustained adverse change in the Company’s common stock could require the asset to become impaired. If impaired, the Company would incur a charge to earnings that would have a significant impact on the results of operations. The Company’s carrying value of goodwill and net amortizable intangibles were approximately $935.6 million and $57.2 million, respectively, at December 31, 2020.

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

Third parties provide key components of the Company’s (and the Bank’s) business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any problem caused by these third parties, such as poor performance of services, failure to provide services, disruptions in communication services provided by a vendor, and failure to handle current or higher volumes could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third-party vendor could also negatively impact the Company’s operations if those difficulties affect the vendor’s ability to serve the Company. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

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

Risks Related to the Company’s Regulatory Environment

The Company is subject to additional regulation, increased supervision and increased costs compared to some financial institutions because the Company’s assets exceed $10 billion.

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act impose additional regulatory requirements on institutions with $10 billion or more in assets. As of December 31, 2020, the Company had $19.6 billion in total assets. As a result, the Company is subject to additional regulatory requirements, increased supervision and increased costs compared to financial institutions with assets of less than $10 billion, including the following: (i) supervision, examination and enforcement by the Consumer Financial Protection Bureau with respect to consumer financial protection laws; (ii) enhanced supervision as a larger financial institution; (iii) a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates; and (iv)  under the Durbin Amendment to the Dodd-Frank Act, is subject to a cap on the interchange fees that may be charged in certain electronic debit and prepaid card transactions.

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

The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. In addition, regulators may require the Company to maintain higher levels of regulatory capital based on the Company’s condition, risk profile, or growth plans or conditions in the banking industry or economy. The capital adequacy standards applicable to the Company and the Bank impose stricter capital requirements and leverage limits than the requirements to which the Company and the Bank were subject in the past.

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

The Bank is subject to the CFPB’s broad regulatory and enforcement authority and new regulations, or new approaches to regulation or enforcement by the CFPB could adversely impact the Company.

The CFPB has examination and enforcement authority over the Bank and has broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial protection laws. Among other things, the CFPB is authorized to issue rules identifying and prohibiting acts or practices that are unfair, deceptive or abusing in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has broad discretion to interpret the term “abusive” to cover a wide range of acts or practices. New regulations, or new approaches to regulation or enforcement by the CFPB could adversely impact the Bank’s deposit, consumer lending, mortgage lending, loan collection or overdraft coverage programs and, as a result, could have a material adverse effect on the Company’s business, financial condition or results of operations.

Failure to comply with the USA Patriot Act, OFAC, the Bank Secrecy Act and related FinCEN guidelines and related regulations could have a material impact on the Company.

Bank regulatory agencies routinely examine financial institutions for compliance with the USA Patriot Act, OFAC, the Bank Secrecy Act and related FinCEN guidelines and related regulations. Failure to maintain and implement adequate programs as required by these obligations to combat terrorist financing, elder abuse, human trafficking, anti-money laundering and other suspicious activity and to fully comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the Company. Such a failure could cause a bank regulatory agency not to approve a merger or acquisition transaction or to prohibit such a transaction even if formal approval is not required. In addition, such a failure could result in a regulatory authority imposing a formal enforcement action or civil money penalty for regulatory violations.

Risks Related to the Company’s Securities

The Company relies on dividends from its subsidiaries for substantially all of its revenue.

The Company is a financial holding company and a bank holding company that conducts substantially all of its operations through the Bank and other subsidiaries. As a result, the Company relies on dividends from its subsidiaries, particularly the Bank, for substantially all of its revenues. There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations, or pay a cash dividend to the holders of its common stock or the holders of its depositary shares, which represent fractional interests in the Company’s Series A preferred stock, and the Company’s business, financial condition, and results of operations may be materially adversely affected. Further, although the Company has historically paid a cash dividend to the holders of its common stock, holders of the common stock are not entitled to receive dividends, and regulatory or economic factors may cause the Company’s Board of Directors to consider, among other things, the reduction of dividends paid on the Company’s common stock or the Company’s depositary shares even if the Bank continues to pay dividends to the Company.

An active trading market in the Company’s common stock may not be sustained.

The trading volume in the Company’s common stock on the NASDAQ Global Select Market may fluctuate. It is possible that an active and liquid trading market for the Company’s common stock will not be sustained, which would make it difficult for you to sell your shares of common stock at an attractive price (or at all). Additionally, shareholders may not be able to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

Future issuances of the Company’s common stock or preferred stock could adversely affect the market price of the common stock and preferred stock and could be dilutive.

The Company is not restricted from issuing additional shares of common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock or preferred stock. Issuances of a substantial number of shares of common stock or preferred stock, or the issuance of depositary shares representing a significant liquidation amount of preferred stock, or the expectation that such issuances might occur, including in connection with acquisitions by the Company, could materially adversely affect the market price of the shares of common stock, preferred stock or depositary shares and could be dilutive to shareholders. Because the Company’s decision to issue equity securities in the future will depend on market conditions and other factors, it cannot predict or estimate the amount, timing, or nature of possible future equity issuances. Accordingly, the Company’s shareholders bear the risk that future equity issuances will reduce market prices and dilute their stock holdings in the Company.

Common stock and preferred stock are equity and are subordinate to the Company’s existing and future indebtedness and effectively subordinated to all the indebtedness and other non- equity claims against the Bank and the Company’s other subsidiaries.

Shares of the Company’s common stock and preferred stock are equity interests and do not constitute indebtedness. As such, shares of the common stock and depositary shares, which represent fractional interests in the Company’s Series A preferred stock, will rank junior to all of the Company’s indebtedness and to other non-equity claims against the Company and its assets available to satisfy claims against it, including in the event of the Company’s liquidation. Additionally, holders of the Company’s common stock are subject to prior dividend and liquidation rights of holders of the Company’s depositary shares and other outstanding preferred stock, if any. The Company is permitted to incur additional debt. Upon liquidation, lenders and holders of the Company’s debt securities would receive distributions of the Company’s available assets prior to holders of the Company’s common stock, depositary shares and other outstanding preferred stock, if any. Furthermore, the Company’s right to participate in a distribution of assets upon any of its subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors, including holders of any preferred stock of that subsidiary.

The Company’s common stock is subordinate to the Company’s existing and future preferred stock.

The Company has outstanding Series A preferred stock that is senior to the Company’s common stock and could adversely affect the ability of the Company to declare or pay dividends or distributions on common stock. Under the terms of the Series A preferred stock, the Company is prohibited from paying dividends on its common stock unless all full dividends for the latest dividend period on all outstanding shares of Series A preferred stock have been declared and paid in full or declared and a sum sufficient for the payment of those dividends has been set aside. Furthermore, if the Company experiences a material deterioration in its financial condition, liquidity, capital, results of operations or risk profile, the Company’s regulators may not permit it to make future payments on its Series A preferred stock, thereby preventing the payment of dividends on the Company’s common stock.

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

General Risk Factors

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

ITEM 2. - PROPERTIES.

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The Company leases its corporate headquarters, which is located in an office building at 1051 East Cary Street, Suite 1200, Richmond, Virginia. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. At December 31, 2020, the Bank operated 134 branches throughout Virginia and in portions of Maryland and North Carolina. The Company owns its operations center, which is located in Ruther Glen, Virginia. See the Note 1 “Summary of Significant Accounting Policies”, Note 5 “Premises and Equipment” and Note 7 “Leases” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases.

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

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2020, with (1) the Total Return Index for the NASDAQ Composite, and (2) the Total Return Index for SNL U.S. Bank NASDAQ. This comparison assumes $100 was invested on December 31, 2015 in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company previously also used the Total Return Index for NASDAQ Bank Stock, which is no longer available from the Company’s service provider. Instead, the Company is using the SNL U.S. Bank NASDAQ index as a replacement, which includes many of the same companies that are in the NASDAQ Bank Stock index and are also a part of the Company’s peer group.

Total Return Performance
Index Value
300
250
200
150
100
50
Atlantic Union Bankshares Corporation
NASDAQ Composite Index
SNL U.S. Bank NASDAQ Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ended
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Atlantic Union Bankshares Corporation	$100.00	$145.99	$151.35	$120.88	$165.16	$150.46
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
SNL U.S. Bank NASDAQ	100.00	138.65	145.97	123.04	154.47	132.56

Source: S&P Global Market Intelligence (2020)

Information on Common Stock, Market Prices and Dividends

The Company’s common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “AUB.” There were 78,729,212 shares of the Company’s common stock outstanding at the close of business on December 31, 2020. The shares were held by 6,597 shareholders of record. The closing price of the Company’s common stock on December 31, 2020 was $32.94 per share compared to $37.55 on December 31, 2019.

Regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2020 are set forth in Note 21 “Parent Company Financial Information,” contained in the “Notes to the Consolidated Financial Statements” in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I, Item 1 “Business” of this Form 10-K under the headings “Supervision and Regulation – The Company - Limits on Dividends and Other Payments.”

It is anticipated that dividends will continue to be paid on a quarterly basis. In making its decision on the payment of dividends on the Company’s common stock, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

Stock Repurchase Program

On July 8, 2019, the Company’s Board of Directors authorized a share repurchase program to purchase up to $150 million worth of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The repurchase program was authorized through June 30, 2021, but on March 20, 2020 the Company announced the suspension of the program.

The following information provides details of the Company’s common stock repurchases for the three months ended December 31, 2020:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
October 1 - October 31, 2020	1,272	25.12	-	19,951,000
November 1 - November 30, 2020	331	25.29	-	19,951,000
December 1 - December 31, 2020	266	31.04	-	19,951,000
Total	1,869	25.99	-

(1)	For the three months ended December 31, 2020, 1,869 shares were withheld upon the vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.
(2)	On March 20, 2020, the Company announced the suspension of its share repurchase program, which had approximately $20 million of shares authorized to be purchased under the program remaining when it was suspended.

ITEM 6. - SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the Company over each of the past five years ended December 31, (dollars in thousands, except per share amounts):

	2020	2019	2018	2017	2016
Results of Operations
Interest and dividend income	$653,454	$699,332	$528,788	$329,044	$293,736
Interest expense	98,156	161,460	102,097	50,037	29,770
Net interest income	555,298	537,872	426,691	279,007	263,966
Provision for credit losses	87,141	21,092	13,736	10,802	8,883
Net interest income after provision for credit losses	468,157	516,780	412,955	268,205	255,083
Noninterest income	131,486	132,815	104,241	62,429	59,849
Noninterest expenses	413,349	418,340	337,767	225,668	213,090
Income before income taxes	186,294	231,255	179,429	104,966	101,842
Income tax expense	28,066	37,557	30,016	32,790	25,944
Income from continuing operations	158,228	193,698	149,413	72,176	75,898
Discontinued operations, net of tax	—	(170)	(3,165)	747	1,578
Net income	158,228	193,528	146,248	72,923	77,476
Dividends on preferred stock	5,658	—	—	—	—
Net income available to common shareholders(1)	$152,570	$193,528	$146,248	$72,923	$77,476
Financial Condition
Assets	$19,628,449	$17,562,990	$13,765,599	$9,315,179	$8,426,793
Securities available for sale, at fair value	2,540,419	1,945,445	1,774,821	974,222	946,764
Securities held to maturity, at carrying value	544,851	555,144	492,272	199,639	201,526
Loans held for investment, net of deferred fees and costs	14,021,314	12,610,936	9,716,207	7,141,552	6,307,060
Allowance for loan and lease losses	160,540	42,294	41,045	38,208	37,192
Goodwill and intangible assets, net	992,745	1,009,229	775,853	313,331	318,793
Tangible assets, net (2)	18,635,704	16,553,761	12,989,746	9,001,848	8,108,000
Deposits	15,722,765	13,304,981	9,970,960	6,991,718	6,379,489
Total borrowings	840,717	1,513,748	1,756,278	1,219,414	990,089
Total liabilities	16,919,958	15,049,888	11,841,018	8,268,850	7,425,761
Total stockholders' equity	2,708,490	2,513,102	1,924,581	1,046,329	1,001,032
Tangible common equity (2)	1,549,388	1,503,873	1,148,728	732,998	682,239
Ratios
Net interest margin (1)	3.26%	3.61%	3.67%	3.48%	3.64%
Net interest margin (FTE) (2)	3.32%	3.69%	3.74%	3.63%	3.80%
Return on average assets (1)	0.83%	1.15%	1.11%	0.83%	0.96%
Return on average equity (1)	6.14%	7.89%	7.85%	7.07%	7.79%
Efficiency ratio (1)	60.19%	62.37%	63.62%	66.09%	65.81%
CET1 capital (to risk weighted assets)	10.26%	10.24%	9.93%	9.04%	9.72%
Tier 1 capital (to risk weighted assets)	11.39%	10.24%	11.09%	10.14%	10.97%
Total capital (to risk weighted assets)	14.00%	12.63%	12.88%	12.43%	13.56%
Leverage Ratio	8.95%	8.79%	9.71%	9.42%	9.87%
Common equity to total assets	12.95%	14.31%	13.98%	11.23%	11.88%
Tangible common equity / tangible assets (2)	8.31%	9.08%	8.84%	8.14%	8.41%
Asset Quality
Allowance for loan and lease losses	$160,540	$42,294	$41,045	$38,208	$37,192
Reserve for unfunded commitment	$10,000	$900	$900	$400	$725
Allowance for credit losses	$170,540	$43,194	$41,945	$38,608	$37,917
Nonaccrual loans	$42,448	$28,232	$26,953	$21,743	$9,973
Foreclosed property	$2,773	$4,708	$6,722	$5,253	$7,430
ALLL/total outstanding loans	1.14%	0.34%	0.42%	0.54%	0.59%
ALLL/total adjusted loans(2)	1.25%	0.34%	0.42%	0.54%	0.59%
ACL/total outstanding loans	1.22%	0.34%	0.43%	0.54%	0.60%
ACL/total adjusted loans(2)	1.33%	0.34%	0.43%	0.54%	0.60%
Nonaccrual loans/total loans	0.30%	0.22%	0.28%	0.30%	0.16%
ALLL/nonaccrual loans	378.20%	149.81%	152.28%	175.73%	372.93%
NPAs/total outstanding loans	0.32%	0.26%	0.35%	0.38%	0.28%
NPAs/total adjusted loans(2)	0.35%	0.26%	0.35%	0.38%	0.28%
Net charge-offs/total average loans	0.08%	0.17%	0.12%	0.15%	0.09%
Net charge-offs/total adjusted average loans(2)	0.09%	0.17%	0.12%	0.15%	0.09%
Provision /total average loans	0.60%	0.19%	0.15%	0.17%	0.15%
Provision /total adjusted average loans(2)	0.65%	0.19%	0.15%	0.17%	0.15%
Per Share Data
Earnings per common share, basic	$1.93	$2.41	$2.22	$1.67	$1.77
Earnings per common share, diluted (1)	1.93	2.41	2.22	1.67	1.77
Cash dividends paid per common share	1.00	0.96	0.88	0.81	0.77
Market value per share	32.94	37.55	28.23	36.17	35.74
Book value per common share	32.46	31.58	29.34	24.10	23.15
Tangible book value per common share (2)	19.78	18.90	17.51	16.88	15.78
Dividend payout ratio	51.81%	39.83%	39.64%	48.50%	43.50%
Weighted average common shares outstanding, basic	78,858,726	80,200,950	65,859,166	43,698,897	43,784,193
Weighted average common shares outstanding, diluted	78,875,668	80,263,557	65,908,573	43,779,744	43,890,271
Preferred shares outstanding	17,250	—	—	—	—
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
(2)	These are non-GAAP measures; refer to Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K.

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

The critical accounting and reporting policies include the Company’s accounting for the allowance for loan and lease losses, acquired loans, business combinations and divestitures, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions, and judgments. The below accounting policies related to the ALLL were updated following the Company’s adoption of ASC 326 on January 1, 2020.

Allowance for Loan and Lease Losses - The provision for loan losses is an amount sufficient to bring the ALLL to an estimated balance that management considers adequate to absorb expected losses in the portfolio. The ALLL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ALLL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged off amounts are recorded as increases to the ALLL; however, expected recoveries do not exceed the aggregate of amounts previously charged-off.

Management’s determination of the adequacy of the ALLL is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The ALLL is estimated using a loan-level PD/LGD method for all loans with the exception of its auto and third party consumer lending portfolios. For auto and third party consumer lending portfolios, the Company has elected to pool those loans based on similar risk characteristics to determine the ALLL using vintage and loss rate methods.

While management uses available information to estimate expected losses on loans, future changes in the ALLL may be necessary based on changes in portfolio composition, portfolio credit quality, and/or economic conditions.

Determining the Contractual Term

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extensions or renewal options are included in the original or modified contract at the reporting date and are not unconditionally legally cancelable by the Company.

The Company’s ALLL measures the expected lifetime loss using pooled assumptions and loan-level details for financial assets that share common risk characteristics and evaluates an individual reserve in instances where the financial assets do not share the same risk characteristics.

Collectively Assessed Reserve Consideration

Loans that share common risk characteristics are considered collectively assessed. Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics.

Quantitative loss estimation models have been developed based largely on internal historical data at the loan and portfolio levels from 2005 through the current period and the economic conditions during the same time period. Expected losses for the Company’s collectively assessed loan segments are estimated using a number of quantitative methods including PD/LGD, Vintage, and Loss Rate.

As part of its qualitative framework, the Company evaluates its current underwriting standards, geographic footprint, national and international current and forecasted economic conditions, expected government stimulus, and other factors to estimate the impact that changes in these factors may have on expected loan losses.

The Company’s ALLL for the current period is based on a two-year reasonable and supportable forecast period with a straight-line reversion over the next two years to long-term average loss factors.

Individually Assessed Reserve Consideration

Loans that do not share risk characteristics are evaluated on an individual basis. The individual reserve component relates to loans that have shown substantial credit deterioration as measured by risk rating and/or delinquency status. In addition, the Company has elected the practical expedient that would include loans for individual assessment consideration if the repayment of the loan is expected substantially through the operation or sale of collateral because the borrower is experiencing financial difficulty. Where the source of repayment is the sale of collateral, the ALLL is based on the fair value of the underlying collateral, less selling costs, compared to the amortized cost basis of the loan. If the ALLL is based on the operation of the collateral, the reserve is calculated based on the fair value of the collateral calculated as the present value of expected cash flows from the operation of the collateral, compared to the amortized cost basis. If the Company determines that the value of a collateral dependent loan is less than the recorded investment in the loan, the Company charges off the deficiency if it is determined that such amount is deemed uncollectible. Typically, a loss is confirmed when the Company is moving toward foreclosure or final disposition.

The Company obtains appraisals from a pre-approved list of independent, third party appraisers located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained by the Company’s REVG to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal REVG, which reports to the Enterprise Risk Management group, performs either a technical or administrative review of all appraisals obtained in accordance with the Company’s Appraisal Policy. The Appraisal Policy mirrors the Federal regulations governing appraisals, specifically the Interagency Appraisal and Evaluation Guidelines and FIRREA. A technical review will ensure the overall quality of the appraisal, while an administrative review ensures that all of the required components of an appraisal are present. Independent appraisals or valuations are obtained on all individually assessed loans, as well as updated every twelve months for all individually assessed loans. Adjustments to real estate appraised values are only permitted to be made by the REVG. The individually assessed analysis is reviewed and approved by senior Credit Administration officers and the Special Assets Loan Committee. External valuation sources are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. The ALLL on loans individually assessed is updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews include annual commercial loan reviews performed by the Company’s commercial bankers in accordance with CLP, relationship reviews that accompany annual loan renewals, and independent reviews by its Loan Review Group. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator. Consumer loans are not risk rated unless past due status, bankruptcy, or other event results in the assignment of a Substandard or worse risk rating in accordance with the consumer loan policy.

Governance

The Company’s Allowance Committee, which reports to the Audit Committee and contains representatives from both the Company’s finance and risk teams, is responsible for approving the Company’s estimate of expected credit losses and resulting ALLL. The Allowance Committee considers the quantitative model results and qualitative factors when approving the final ALLL. The Company’s ALLL model is subject to the Company’s models risk management program which is overseen by the Model Risk Management Committee, which reports to the Company’s Board Risk Committee.

Acquired Loans –The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Acquired loans are recorded at their fair value at acquisition date without carryover of the acquiree’s previously established ALLL, as credit discounts are included in the determination of fair value. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans are also classified as either PCD or acquired performing. The acquired loans are subject to the Company’s ALLL Policy upon acquisition.

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

PCD loans reflect loans that have experienced more-than-insignificant credit deterioration since origination, as it is probable at acquisition that the Company will not be able to collect all contractually required payments. These PCD loans are accounted for under ASC 326. The PCD loans are segregated into pools based on loan type and credit risk. Loan type is determined based on collateral type, purpose, and lien position. Credit risk characteristics include risk rating groups, nonaccrual status, and past due status. For valuation purposes, these pools are further disaggregated by maturity, pricing characteristics, and re-payment structure.

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

Business Combinations and Divestitures - Business combinations are accounted for under ASC 805, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company utilizes third party valuations, appraisals, and internal valuations based on discounted cash flow analysis or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquiree and the closing date and apply applicable recognition principles and conditions. If they are necessary to implement its plan to exit an activity of an acquiree, costs that the Company expects, but is not obligated, to incur in the future are not liabilities at the acquisition date, nor are costs to terminate the employment or relocate an acquiree’s employees. The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable GAAP.

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

Goodwill and Intangible Assets - The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.

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

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT ADOPTED)

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance was issued to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect a material financial statement impact from the adoption of this standard.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform associated with the LIBOR transition. LIBOR and other interbank offered rates are widely used benchmark or reference rates that have been used in the valuation of loans, derivatives, and other financial contracts. Global capital markets are going to be required to move away from LIBOR and other interbank offered rates and toward rates that are more observable or transaction based and less susceptible to manipulation. Topic 848 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company is planning to adopt Topic 848; however, does not expect these amendments to have a material impact on the financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This guidance was issued to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The amendments are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those years. The Company evaluated the impacts from this standard and does not expect a material financial statement impact.

RESULTS OF OPERATIONS

Executive Overview

On February 1, 2019, the Company completed the acquisition of Access, a bank holding company based in Reston, Virginia. The Company’s results for the first quarter of 2019 include two months of financial results of Access.

On May 20, 2019, the Company re-branded to Atlantic Union Bankshares Corporation and successfully completed the integration of Access National Bank branches and operations into Atlantic Union Bank. Rebranding-related costs amounted to $6.5 million for the year ended December 31, 2019. There were no rebranding costs for the year ended December 31, 2020.

On January 1, 2020, the Company adopted ASC 326, which resulted in an increase of $51.7 million in the ACL on January 1, 2020. The impact of the overall worsening economic forecast related to COVID-19 throughout 2020 and subsequent to the adoption of ASC 326 has led to a further net increase to the ACL. At December 31, 2020 the ACL was $170.5 million, which included an ALLL of $160.5 million and an RUC of $10.0 million.

On June 9, 2020, the Company announced the closing of an offering of 6,900,000 depositary shares, each representing a 1/400th ownership interest in a share of its Series A preferred stock with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share), including 900,000 depositary shares pursuant to the exercise in full by the underwriters of their option to purchase additional depositary shares. The total net proceeds to the Company were approximately $166.4 million, after deducting the underwriting discount and other offering expenses payable by the Company. The Company is using the net proceeds of the offering for general corporate purposes in the ordinary course of its business, such as the repayment of debt, loan funding, acquisitions, additions to working capital, capital expenditures and investments in the Company’s subsidiaries.

During 2020, the Company launched several initiatives to reduce expenses in light of the current and expected operating environment, including the consolidation of certain branch locations. The Company completed the consolidation of 15 branches in 2020, and five branches were consolidated in February 2021. These actions resulted in expenses of approximately $6.8 million for the year ended December 31, 2020, primarily related to lease termination costs, severance costs and real estate write-downs.

Net Income & Performance Metrics

●	Net income available to common shareholders was $152.6 million and EPS was $1.93 for the year ended December 31, 2020, compared to net income of $193.5 million and EPS of $2.41 for the year ended December 31, 2019.
●	Pre-tax pre-provision operating earnings(1) totaled $294.0 million for the year ended December 31, 2020, compared to pre-tax pre-provision operating earnings(1) of $295.2 million for the year ended December 31, 2019.

Balance Sheet

●	Loans held for investment (net of deferred fees and costs) were $14.0 billion at December 31, 2020, an increase of $1.4 billion from December 31, 2019. Excluding the effects of the PPP(1), loans held for investment (net of deferred fees and costs) at December 31, 2020 increased $230.9 million from the prior year. This increase was primarily a result of organic loan growth.
●	Total deposits at December 31, 2020 were $15.7 billion, an increase of $2.4 billion from December 31, 2019. The increase was primarily due to the impact of PPP loan related deposits and government stimulus.
(1)	For a reconciliation of these non-GAAP measures, including the non-GAAP operating measures that exclude merger-related costs and nonrecurring tax expenses unrelated to the Company’s normal operations, refer to section "Non-GAAP Measures" included within this Item 7.

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

On March 13, 2020, the President of the United States issued a proclamation declaring a national state of emergency in response to COVID-19. During the final two weeks of March 2020, the governors of multiple U.S. states, including Virginia, where the Company has its principal place of business, issued stay-at-home orders that directed the closing of non-essential businesses and restricted public gatherings. Beginning in the second quarter of 2020, businesses began to re-open in many areas of the United States under government social distancing and other restrictions. However, recently many states, including Virginia, have issued additional restrictions due to a resurgence of COVID-19 cases and the threat of new COVID-19 variants. The COVID-19 pandemic will likely continue to be a significant health concern in the Company’s areas of operation, the United States and across the globe.

The pandemic is having a wide range of economic impacts, involving the possibility of an extended economic recession. The pandemic has severely disrupted supply chains and adversely affected production, demand, sales, and employee productivity across a range of industries. It has dramatically increased unemployment in the Company’s areas of operation and nationally. The national economy and economies in the Company’s areas of operations continued to be affected through fiscal year 2020, despite the fact that many businesses have re-opened to one degree or another. In addition, the pandemic may have social and other impacts that are not yet known but may affect the Company’s customers, employees, and vendors. These events have adversely affected the Company’s business, financial condition, and results of operations during the fiscal year 2020. The duration, nature, and severity of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration, spread, and severity of the outbreak, the efficacy of vaccine and treatment developments, the uncertainty regarding new variants of COVID-19 that have emerged, the pandemic’s impact on its customers, employees, and vendors and the nature and effect of past and future federal and state governmental and private sector responses to the pandemic, all of which are uncertain and cannot be predicted. New information may emerge concerning the severity of the outbreak and the recent actions taken to contain COVID-19 infections.

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

During 2020 and into 2021, the Company has taken and is continuing to take precautions to protect the safety and well-being of the Bank’s employees and customers during the COVID-19 pandemic. The Bank closed corporate offices and encouraged employees to work from home where possible.  Branches remained and continue to remain open for lobby or drive-thru service where possible to serve customer needs; however, the Bank has and will likely continue to intermittently close bank branches in response to potential COVID-19 exposures or confirmed COVID-19 infection in accordance with applicable health and safety guidance and legal requirements, and to help reduce transmission of COVID-19.  The Bank has implemented additional safety policies and procedures and follows guidance issued by the Centers for Disease Control and Prevention, state health authorities, and state and local executive orders where our branches and corporate offices are located.  The Bank remains very focused on the safety and well-being of its employees and customers during the COVID-19 pandemic, and is committed to safely and responsibly operating its branch network and maintaining appropriate staffing in each branch.

The Bank has been participating in the SBA PPP under the CARES Act, which was intended to provide economic relief to small businesses that have been adversely impacted by COVID-19. The Bank secured funding through the SBA PPP for more than 11,000 loans, totaling approximately $1.7 billion. As of December 31, 2020, the recorded investment of these loans was approximately $1.2 billion and unamortized deferred fees were $17.6 million.

Loans under the PPP generally have a two-year term, earn interest at 1.00%, and are forgivable to the extent that the proceeds are used for payroll costs and other qualifying expenses in accordance with the terms of the program. Lenders participating in the program are scheduled to receive loan processing fees from the SBA ranging from 1.00% to 5.00% of the initial principal amount of the loan. Beginning in the third quarter of 2020, the Bank began working with these borrowers and the SBA to achieve forgiveness and repayment of these loans. In addition to an insignificant amount of PPP loan pay offs, the Company processed the first forgiven loan during the fourth quarter of 2020 and subsequently processed approximately $429.3 million of loan forgiveness on approximately 3,100 PPP loans during the fourth quarter of 2020. Certain provisions of the CARES Act, including additional PPP funding, were extended as a result of the CAA, which was signed into law on December 27, 2020. The Company began accepting applications on January 19, 2021 for additional PPP loans pursuant to the CAA.

The Bank has also implemented a short-term loan modification program that is intended to provide temporary relief for certain of our borrowers who expected to be or may have already been adversely affected by the outbreak of COVID-19 by providing short-term deferrals of loan payments on amortizing loans. The Bank initially offered a three-to six-month full payment deferral option or a three- to six-month interest-only payment option. In certain industries more heavily impacted by the COVID-19 pandemic, the Bank has extended the aforementioned deferral options an additional three to six-months. Section 4013 of the CARES Act, as amended by the CAA, provides banks, savings associations, and credit unions with the ability to make loan modifications related to COVID-19 without categorizing the loans as a TDR. The Company’s short-term loan modifications have declined throughout the year from approximately $1.6 billion at June 30, 2020 to approximately $769.6 million at September 30, 2020 to approximately $146.1 million at December 31, 2020. The majority of the remaining modifications at December 31, 2020 are in the commercial real estate portfolio. Most loans that were modified under the Company’s short-term loan modification program and whose deferral agreements have expired remain current with only $7.6 million of former COVID-19 loan modifications at December 31, 2020 being more than 30 days past due.

The Bank did not register as a lender under the MSLP. All MSLP facilities expired on January 8, 2021.

Net Income

2020 compared to 2019

Net income available to common shareholders for the year ended December 31, 2020 decreased $41.0 million or 21.2% to $152.6 million for the year ended December 31, 2020 and represented earnings per share of $1.93, compared to $193.5 million and $2.41 for the year ended December 31, 2019. The decrease was primarily due to the economic disruption caused by the COVID-19 pandemic. Adjusted operating earnings available to common shareholders (non-GAAP) totaled $168.8 million for the year ended December 31, 2020, compared to $227.8 million for the year ended December 31, 2019, and diluted operating earnings per common share (non-GAAP) were $2.14 for the year ended December 31, 2020, compared to $2.84 for the year ended December 31, 2019. For reconciliation of the non-GAAP measures, refer to section “Non-GAAP Measures” included within this Item 7. The reduction in net income for the year ended December 31, 2020 included an increase to the provision for credit losses of $66.0 million from $21.1 million for the year ended December 31, 2019 to $87.1 million for the year ended December 31, 2020, primarily due to increases to the Company’s ACL estimates driven by the impact of the overall worsening economic forecast related to COVID-19 and its related forecast implications required as a result of the Company’s 2020 adoption of CECL. In addition, the Company incurred FHLB prepayment penalties of $31.1 million, expenses of approximately $6.8 million related to branch consolidation costs and other expense reduction actions, and approximately $2.1 million in costs related to the Company’s response to COVID-19 during the year ended December 31, 2020.

Net interest income for the year ended December 31, 2020 totaled $555.3 million, which was an increase of $17.4 million from the year ended December 31, 2019, primarily the result of higher average loan balances, an increase in loan accretion recognized on PPP loans, and cost of funds declines, partially offset by a decline in overall loan and investment yields, and lower purchased loan discount accretion.

Noninterest income decreased $1.3 million from $132.8 million for the year ended December 31, 2019 to $131.5 million for the year ended December 31, 2020 due to a decline in service charges on deposit accounts, which were partially offset by an increases in mortgage banking income and loan related interest rate swap income, as well as benefit proceeds on bank owned life insurance.

Noninterest expense decreased $5.0 million or 1.2% from $418.3 million for the year ended December 31, 2019 to $413.3 million for the year ended December 31, 2020. The decrease was primarily driven by the lack of rebranding and merger-related costs for the year ended December 31, 2020, partially offset by increases in debt extinguishment costs, as well as increases in salaries and benefit costs.

2019 compared to 2018

Net income for the year ended December 31, 2019 increased $47.3 million or 32.3% from $146.2 million to $193.5 million and represented earnings per share of $2.41, compared to $2.22 for the year ended December 31, 2018. The increase was primarily due to the acquisition of Access. Adjusted operating earnings (non-GAAP) totaled $227.8 million and adjusted operating earnings per common share (non-GAAP) were $2.84 for the year ended December 31, 2019. Included in net income for the year ended December 31, 2019 was a net loss from discontinued operations of $170,000 and approximately $1.0 million in after-tax expenses related to branch closure costs, compared to a net loss from discontinued operations of $3.2 million for the year ended December 31, 2018. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

Net interest income for the year ended December 31, 2019 increased $111.2 million from 2018, primarily due to higher average loan balances and the acquisition of Access. The provision for credit losses increased $7.4 million from $13.7 million in 2018 to $21.1 million for the year ended December 31, 2019 primarily due to loan growth.

Noninterest income increased $28.6 million from $104.2 million in 2018 to $132.8 million for the year ended December 31, 2019, driven primarily by the acquisition of Access, a recovery of a Xenith-acquired loan charged off prior to being acquired, and proceeds from the sale of investment securities, which were partially offset by the net gain on Shore Premier sale recognized in the year ended December 31, 2018.

Noninterest expense increased $80.6 million or 23.9% from $337.8 million in 2018 to $418.3 million for the year ended December 31, 2019. Excluding merger-related and rebranding costs, amortization of intangible assets, and losses on balance sheet repositioning, adjusted operating noninterest expense (non-GAAP) increased $63.9 million or 22.4% from $285.2 million in 2018 to $349.1 million for the year ended December 31, 2019. This increase was primarily driven by the acquisition of Access.

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

The 2019 and 2018 information presented excludes discontinued operations. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

	For the Year Ended
	December 31,
	2020	2019	Change

	(Dollars in thousands)
Average interest-earning assets	$17,058,795	$14,881,142	$2,177,653
Interest and dividend income	$653,454	$699,332	$(45,878)
Interest and dividend income (FTE) (1)	$665,001	$710,453	$(45,452)
Yield on interest-earning assets	3.83%	4.70%	(87)	bps
Yield on interest-earning assets (FTE) (1)	3.90%	4.77%	(87)	bps
Average interest-bearing liabilities	$12,243,845	$11,280,822	$963,023
Interest expense	$98,156	$161,460	$(63,304)
Cost of interest-bearing liabilities	0.80%	1.43%	(63)	bps
Cost of funds	0.58%	1.08%	(50)	bps
Net interest income	$555,298	$537,872	$17,426
Net interest income (FTE) (1)	$566,845	$548,993	$17,852
Net interest margin	3.26%	3.61%	(35)	bps
Net interest margin (FTE) (1)	3.32%	3.69%	(37)	bps
(1)	Refer to the "Non-GAAP Measures" section within this Item 7 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

In the first quarter of 2020, the FRB reduced the upper bound target on the federal funds rate from 1.75% to 0.25%. As a result of the decrease in market rates, loans indexed to short-term market rates, primarily 1-month LIBOR, repriced lower leading to an overall decline in earning assets yield and compression of the Company’s net interest margin. The Company reduced the rates it pays on all customer deposits and has repriced most of its wholesale borrowings as a result of the lower interest rate environment.

For the year ended December 31, 2020, net interest income was $555.3 million, an increase of $17.4 million from the year ended December 31, 2019. For the year ended December 31, 2020, net interest income (FTE) (non-GAAP) was $566.8 million, an increase of $17.9 million from the prior year. The increases in both net interest income and net interest income (FTE) were primarily the result of a decline in cost of funds and loan accretion recognized on PPP loans, partially offset by a decline in overall loan and investment yields. For the year ended December 31, 2020, PPP loan accretion totaled $32.5 million. Net accretion related to acquisition accounting decreased $1.5 million from $25.3 million for the year ended December 31, 2019 to $23.8 million for the year ended December 31, 2020. For the year ended December 31, 2020, net interest margin decreased 35 bps and net interest margin (FTE) (non-GAAP) decreased 37 bps, compared to the year ended December 31, 2019. The net decline in net interest margin and net interest margin (FTE) measures were primarily driven by a decrease in the yield on interest-earning assets, partially offset by a decrease in cost of funds and an increase in loan accretion on PPP loans. The decline in the Company’s earning asset yields was primarily driven by declines in loan and investment securities yields, as a result of the decrease in market interest rates. The cost of funds decline was driven by lower deposit costs and wholesale borrowing costs driven by lower market interest rates and a favorable funding mix. For reconciliation of the non-GAAP measures, refer to section “Non-GAAP Measures” included within this Item 7.

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

For the year ended December 31, 2019, net interest income was $537.9 million, an increase of $111.2 million from the year ended December 31, 2018. For the year ended December 31, 2019, net interest income (FTE) was $549.0 million, an increase of $114.1 million from the prior year. The increase in both net interest income and net interest income (FTE) were primarily the result of a $3.3 billion increase in average interest-earning assets and a $2.2 billion increase in average interest-bearing liabilities from the impact of the Access acquisition during the first quarter of 2019. Net accretion related to acquisition accounting increased $6.1 million from $19.2 million in 2018 to $25.3 million in 2019. For the year ended December 31, 2019, net interest margin decreased 6 bps and net interest margin (FTE) decreased 5 bps compared to the year ended December 31, 2018. The net decline in net interest margin and net interest margin (FTE) measures were primarily driven by an increase in the cost of funds, partially offset by a smaller increase in interest-earning asset yields. The increase in cost of funds was primarily attributable to the increase in short-term market interest rates and the composition of interest-bearing liabilities. The increase in interest-earning asset yields was primarily due to the increase in short-term market interest rates.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the years indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Year Ended December 31,
	2020			2019			2018
		Interest			Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$1,719,795	$43,585	2.53%	$1,676,918	$51,437	3.07%	$1,229,038	$36,851	3.00%
Tax-exempt	1,106,709	42,694	3.86%	986,266	40,574	4.11%	647,980	25,262	3.90%
Total securities	2,826,504	86,279	3.05%	2,663,184	92,011	3.45%	1,877,018	62,113	3.31%
Loans, net (3) (4)	13,777,467	575,575	4.18%	11,949,171	612,250	5.12%	9,584,785	471,768	4.92%
Other earning assets	454,824	3,147	0.69%	268,787	6,192	2.30%	159,090	3,100	1.95%
Total earning assets	17,058,795	$665,001	3.90%	14,881,142	$710,453	4.77%	11,620,893	$536,981	4.62%
Allowance for loan losses	(147,633)			(43,797)			(41,218)
Total non-earning assets	2,172,691			2,002,965			1,601,934
Total assets	$19,083,853			$16,840,310			$13,181,609
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$7,569,749	$29,675	0.39%	$6,249,053	$62,937	1.01%	$4,898,764	$32,222	0.66%
Regular savings	815,191	497	0.06%	747,356	1,273	0.17%	640,337	847	0.13%
Time deposits (5)	2,643,229	45,771	1.73%	2,627,987	50,762	1.93%	2,078,073	26,267	1.26%
Total interest-bearing deposits	11,028,169	75,943	0.69%	9,624,396	114,972	1.19%	7,617,174	59,336	0.78%
Other borrowings (6)	1,215,676	22,213	1.83%	1,656,426	46,488	2.81%	1,489,542	42,761	2.87%
Total interest-bearing liabilities	12,243,845	$98,156	0.80%	11,280,822	$161,460	1.43%	9,106,716	$102,097	1.12%
Noninterest-bearing liabilities:
Demand deposits	3,922,126			2,891,156			2,100,489
Other liabilities	341,510			216,897			111,189
Total liabilities	16,507,481			14,388,875			11,318,394
Stockholders' equity	2,576,372			2,451,435			1,863,215
Total liabilities and stockholders' equity	$19,083,853			$16,840,310			$13,181,609
Net interest income		$566,845			$548,993			$434,884
Interest rate spread			3.10%			3.34%			3.50%
Cost of funds			0.58%			1.08%			0.88%
Net interest margin			3.32%			3.69%			3.74%
(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.
(2)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $24.3 million, $24.8 million, and $17.1 million for the years ended December 31, 2020, 2019, and 2018, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5)	Interest expense on time deposits includes $132,000, $833,000, and $2.6 million for the years ended December 31, 2020, 2019, and 2018, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6)	Interest expense on borrowings includes $633,000, $360,000, and $506,000 for the years ended December 31, 2020, 2019, and 2018 in amortization of the fair market value adjustments related to acquisitions.

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

	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$1,286	$(9,138)	$(7,852)	$13,720	$866	$14,586
Tax-exempt	4,751	(2,631)	2,120	13,846	1,466	15,312
Total securities	6,037	(11,769)	(5,732)	27,566	2,332	29,898
Loans, net (1)	85,839	(122,514)	(36,675)	120,467	20,015	140,482
Other earning assets	2,795	(5,840)	(3,045)	2,446	646	3,092
Total earning assets	$94,671	$(140,123)	$(45,452)	$150,479	$22,993	$173,472
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Transaction and money market accounts	$11,213	$(44,475)	$(33,262)	$10,493	$20,222	$30,715
Regular savings	106	(882)	(776)	157	269	426
Time deposits (2)	293	(5,284)	(4,991)	8,176	16,319	24,495
Total interest-bearing deposits	11,612	(50,641)	(39,029)	18,826	36,810	55,636
Other borrowings (3)	(10,501)	(13,774)	(24,275)	4,701	(974)	3,727
Total interest-bearing liabilities	1,111	(64,415)	(63,304)	23,527	35,836	59,363
Change in net interest income	$93,560	$(75,708)	$17,852	$126,952	$(12,843)	$114,109
(1)	The rate-related change in interest income on loans includes the impact of lower accretion of the acquisition-related fair market value adjustments of $520,000 for the 2020 vs. 2019 change and higher accretion of $7.7 million for the 2019 vs. 2018 change.
(2)	The rate-related change in interest expense on deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $701,000 and $1.7 million for the 2020 vs. 2019 and 2019 vs 2018 change, respectively.
(3)	The rate-related change in interest expense on other borrowings includes the impact of higher amortization of the acquisition-related fair market value adjustments of $273,000 for the 2020 vs. 2019 change and lower amortization of $146,000 for the 2019 vs. 2018 change.

The Company’s net interest margin (FTE) includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for 2018, 2019, and 2020 are reflected in the following table (dollars in thousands):

	Loans	Deposit	Borrowings
	Accretion	Accretion	Accretion	Total
For the year ended December 31, 2018	$17,145	2,553	(506)	19,192
For the year ended December 31, 2019	24,846	833	(360)	25,319
For the year ended December 31, 2020	24,326	132	(633)	23,825

Noninterest Income

The 2019 information in the following table excludes discontinued operations. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

	For the Year Ended
	December 31,		Change
	2020	2019	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$25,251	$30,202	$(4,951)	(16.4)%
Other service charges, commissions and fees	6,292	6,423	(131)	(2.0)%
Interchange fees	7,184	14,619	(7,435)	(50.9)%
Fiduciary and asset management fees	23,650	23,365	285	1.2%
Mortgage banking income	25,857	10,303	15,554	151.0%
Gains on securities transactions	12,294	7,675	4,619	60.2%
Bank owned life insurance income	9,554	8,311	1,243	15.0%
Loan-related interest rate swap fees	15,306	14,126	1,180	8.4%
Other operating income	6,098	17,791	(11,693)	(65.7)%
Total noninterest income	$131,486	$132,815	$(1,329)	(1.0)%

For the year ended December 31, 2020, noninterest income decreased $1.3 million or 1.0% to $131.5 million from $132.8 million for the year ended December 31, 2019. Excluding gains on sales of securities and gains related to balance sheet repositioning, adjusted operating noninterest income (1) for the year ended December 31, 2020 decreased $4.2 million or 3.3%, compared to the year ended December 31, 2019, primarily driven by approximately $9.3 million in life insurance proceeds received during the third quarter of 2019 related to a Xenith-acquired loan that had been charged off prior to the Company’s acquisition of Xenith. In addition, there was a decline in service charges on deposit accounts of $5.0 million primarily due to lower NSF and overdraft fees, and a decline of $7.4 million in interchange fees primarily due to reduced debit card interchange transaction fees as a result of the Durbin Amendment which was effective for the Company on July 1, 2019. Partially offsetting these decreases was an increase of $1.2 million in loan related interest rate swap income and an increase in bank owned life insurance income of $1.2 million primarily related to death benefit proceeds received during the third quarter of 2020. In addition, mortgage banking income increased $15.6 million primarily due to increased mortgage loan origination volumes resulting from the current low interest rate environment.

(1) Refer to the “Non-GAAP Measures” section within this Item 7 for more information about this non-GAAP measure, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

The 2019 and 2018 information in the following table excludes discontinued operations. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

	For the Year Ended
	December 31,		Change
	2019	2018	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$30,202	$25,439	$4,763	18.7%
Other service charges, commissions and fees	6,423	5,603	820	14.6%
Interchange fees	14,619	18,803	(4,184)	(22.3)%
Fiduciary and asset management fees	23,365	16,150	7,215	44.7%
Mortgage banking income	10,303	—	10,303	NM
Gains on securities transactions	7,675	383	7,292	NM
Bank owned life insurance income	8,311	7,198	1,113	15.5%
Loan-related interest rate swap fees	14,126	3,554	10,572	297.5%
Gain on Shore Premier sale	—	19,966	(19,966)	(100.0)%
Other operating income	17,791	7,145	10,646	149.0%
Total noninterest income	$132,815	$104,241	$28,574	27.4%

NM - Not meaningful

For the year ended December 31, 2019, noninterest income increased $28.6 million or 27.4% to $132.8 million from $104.2 million for the year ended December 31, 2018. Excluding gains on sales of securities, adjusted operating noninterest income (1) for the year ended December 31, 2019 increased $21.3 million or 20.5%, compared to the year ended December 31, 2018, primarily driven by approximately $9.3 million in life insurance proceeds received during the third quarter of 2019 related to a Xenith-acquired loan that had been charged off prior to the Company’s acquisition of Xenith, and an increase in loan related interest rate swap income of $10.6 million. Fiduciary and asset management fees increased $7.2 million and mortgage banking income increased $10.3 million, primarily related to the acquisition of Access. Partially offsetting these increases, in 2018 the Company recognized a net gain of $20.0 million related to the sale of Shore Premier, as well as had higher net interchange income of $4.2 million partially due to the fact that in 2019 the Company’s debit card interchange transaction fees were reduced as a result of the Durbin Amendment, which was effective for the Company on July 1, 2019.

(1) Refer to the “Non-GAAP Measures” section within this Item 7 for more information about this non-GAAP measure, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

Noninterest Expense

The 2019 information in the following table excludes discontinued operations. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

	For the Year Ended
	December 31,		Change
	2020	2019	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$206,662	$195,349	$11,313	5.8%
Occupancy expenses	28,841	29,793	(952)	(3.2)%
Furniture and equipment expenses	14,923	14,216	707	5.0%
Technology and data processing	25,929	23,686	2,243	9.5%
Professional services	13,007	11,905	1,102	9.3%
Marketing and advertising expense	9,886	11,566	(1,680)	(14.5)%
FDIC assessment premiums and other insurance	9,971	6,874	3,097	45.1%
Other taxes	16,483	15,749	734	4.7%
Loan-related expenses	9,515	10,043	(528)	(5.3)%
OREO and credit-related expenses	2,023	4,708	(2,685)	(57.0)%
Amortization of intangible assets	16,574	18,521	(1,947)	(10.5)%
Merger-related costs	—	27,824	(27,824)	(100.0)%
Rebranding expense	—	6,455	(6,455)	(100.0)%
Loss on debt extinguishment	31,116	16,397	14,719	89.8%
Other expenses	28,419	25,254	3,165	12.5%
Total noninterest expense	$413,349	$418,340	$(4,991)	(1.2)%

For the year ended December 31, 2020, noninterest expense decreased $5.0 million or 1.2% to $413.3 million from $418.3 million for the year ended December 31, 2019. Excluding merger-related costs, amortization of intangible assets, rebranding-related costs, and losses related to balance sheet repositioning, adjusted operating noninterest expense (1) for the year ended December 31, 2020 increased $16.5 million or 4.7%, compared to the year ended December 31, 2019, primarily driven by an increase of $11.3 million in salaries and benefits driven by the full year impact of the Access acquisition, annual merit adjustments, and increased costs of benefits. In addition, there was an increase in FDIC assessment premiums of $3.1 million, primarily due to $3.8 million in FDIC small bank assessment expense credits received during 2019. Noninterest expense also included approximately $6.8 million in costs related to the Company’s long-term expense reduction plans, including the closure of 15 branches in 2020 and five branches in February 2021, and approximately $2.1 million in costs related to the Company’s response to COVID-19 incurred during the year ended December 31, 2020. The increases were partially offset by a decline in OREO and credit-related expenses of approximately $2.7 million due to lower OREO valuation adjustments and a decline in marketing and advertising expense of $1.7 million.

(1) Refer to the “Non-GAAP Measures” section within this Item 7 for more information about this non-GAAP measure, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

The 2019 and 2018 information in the following table excludes discontinued operations. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

	For the Year Ended
	December 31,		Change
	2019	2018	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$195,349	$159,378	$35,971	22.6%
Occupancy expenses	29,793	25,368	4,425	17.4%
Furniture and equipment expenses	14,216	11,991	2,225	18.6%
Technology and data processing	23,686	18,397	5,289	28.7%
Professional services	11,905	10,283	1,622	15.8%
Marketing and advertising expense	11,566	10,043	1,523	15.2%
FDIC assessment premiums and other insurance	6,874	6,644	230	3.5%
Other taxes	15,749	11,542	4,207	36.4%
Loan-related expenses	10,043	7,206	2,837	39.4%
OREO and credit-related expenses	4,708	4,131	577	14.0%
Amortization of intangible assets	18,521	12,839	5,682	44.3%
Merger-related costs	27,824	39,728	(11,904)	(30.0)%
Rebranding expense	6,455	—	6,455	NM
Loss on debt extinguishment	16,397	—	16,397	NM
Other expenses	25,254	20,217	5,037	24.9%
Total noninterest expense	$418,340	$337,767	$80,573	23.9%

NM - Not meaningful

For the year ended December 31, 2019, noninterest expense increased $80.6 million or 23.9% to $418.3 million from $337.8 million for the year ended December 31, 2018. Excluding merger-related and rebranding costs, amortization of intangible assets, and losses related to balance sheet repositioning, adjusted operating noninterest expense (1) for the year ended December 31, 2019 increased $63.9 million, or 22.4% compared to the year ended December 31, 2018, primarily driven by the acquisition of Access.

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

The effective tax rate for the years ended December 31, 2020, 2019, and 2018 was 15.1%, 16.2% and 16.7%, respectively.

BALANCE SHEET

Assets

At December 31, 2020, total assets were $19.6 billion, an increase of $2.0 billion from $17.6 billion at December 31, 2019. The increase in assets was primarily a result of both organic and PPP loan growth.

Loans held for investment, net of deferred fees and costs, were $14.0 billion at December 31, 2020, an increase of $1.4 billion or 11.2% from December 31, 2019. Excluding the effects of the PPP (1), loans held for investment (net of deferred fees and costs) at December 31, 2020 increased $230.9 million or 1.8% from December 31, 2019. Average loan balances increased $1.8 billion in 2020 or 15.3%, from December 31, 2019. Excluding the effects of the PPP (1), average loan balances increased $736.4 million or 6.2% from December 31, 2019. The increases from prior year was primarily due to organic and PPP loan growth. For additional information on the Company’s loan activity, please refer to section “Loan Portfolio” included within this Item 7 and Note 4 “Loans and Allowance for Loan and Lease Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Liabilities and Stockholders’ Equity

At December 31, 2020, total liabilities were $16.9 billion, an increase of $1.9 billion from $15.0 billion at December 31, 2019.

Total deposits at December 31, 2020 were $15.7 billion, an increase of $2.4 billion or 18.2% when compared to $13.3 billion at December 31, 2019. Average deposits increased $2.4 billion or 19.5% from the year ended December 31, 2019. The increase from prior year was primarily due to the impact of PPP loan related deposits and government stimulus in response to COVID-19. For additional information on this topic, see section “Deposits” included within this Item 7.

Total borrowings at December 31, 2020 were $840.7 million, a decrease of $673.0 million or 44.5% when compared to $1.5 billion at December 31, 2019. The decrease was primarily driven by the repayment of FHLB advances and redemption of subordinated debt. For additional information on the Company’s borrowing activity, please refer to Note 9 “Borrowings” in the “Notes to Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

At December 31, 2020, stockholders’ equity was $2.7 billion, an increase of $195.4 million from December 31, 2019. The increase in stockholders’ equity was primarily related to the issuance and sale of Series A preferred stock that took place on June 9, 2020 and earnings retained by the Company during 2020. The Company’s capital ratios continue to exceed the minimum capital requirements and is considered “well-capitalized” for regulatory purposes. The following table summarizes the Company’s regulatory capital ratios for the periods ended December 31, (dollars in thousands):

	2020	2019
Common equity Tier 1 capital ratio	10.26%	10.24%
Tier 1 capital ratio	11.39%	10.24%
Total capital ratio	14.00%	12.63%
Leverage ratio (Tier 1 capital to average assets)	8.95%	8.79%
Common equity to total assets	12.95%	14.31%
Tangible common equity to tangible assets (1)	8.31%	9.08%
(1)	Refer to "Non-GAAP Measures" included within this Item 7.

On June 9, 2020, the Company issued and sold 6,900,000 depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, par value $10.00 per share of Series A preferred stock with a liquidation preference of $10,000 per share of Series A preferred stock. The net proceeds received from the issuance of the Series A preferred stock was approximately $166.4 million after deducting the underwriting discount and other offering expenses payable by the Company. The Series A preferred stock is included in Tier 1 capital.

During 2020, the Company declared and paid cash dividends of $1.00 per common share, an increase of $0.04 per share or 4.2% over cash dividends paid in 2019. During 2020, the Company also declared and paid dividends on the outstanding shares of Series A preferred stock of $328.48 per share (equivalent to $0.82 per outstanding depositary share).

On July 10, 2019, the Company announced that its Board of Directors has authorized a share repurchase program to purchase up to $150 million of the Company’s common stock through June 30, 2021 in open market transactions or privately negotiated transactions. On March 20, 2020, the Company suspended its share repurchase program, which had $20 million remaining in the authorization when it was suspended. The Company repurchased an aggregate of approximately 3.7 million shares at an average price of $35.48 per share under the authorization prior to the suspension.

Securities

At December 31, 2020, the Company had total investments in the amount of $3.2 billion or 16.2% of total assets, as compared to $2.6 billion or 15.0% of total assets at December 31, 2019. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are agency-backed securities, which have a government guarantee. The investment portfolio has a high percentage of municipal securities; therefore, the Company earns a higher taxable equivalent yield on its portfolio as compared to many of its peers. For information regarding the hedge transaction related to AFS securities, see Note 11 "Derivatives" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the dates indicated (dollars in thousands):

	December 31,	December 31,
	2020	2019
Available for Sale:
U.S. government and agency securities	$13,394	$21,320
Obligations of states and political subdivisions	837,326	447,091
Corporate and other bonds	151,078	135,959
Mortgage-backed securities
Commercial	388,684	425,047
Residential	1,148,312	912,949
Total mortgage-back securities	1,536,996	1,337,996
Other securities	1,625	3,079
Total AFS securities, at fair value	2,540,419	1,945,445
Held to Maturity:
U.S. government and agency securities	2,751	2,813
Obligations of states and political subdivisions	536,767	545,148
Mortgage-backed securities
Commercial	5,333	7,183
Residential	—	—
Total mortgage-back securities	5,333	7,183
Total held to maturity securities, at carrying value	544,851	555,144
Restricted Stock:
Federal Reserve Bank stock	67,032	66,964
FHLB stock	27,750	63,884
Total restricted stock, at cost	94,782	130,848
Total investments	$3,180,052	$2,631,437

The following table summarizes the contractual maturity of AFS securities at fair value and their weighted average yields as of December 31, 2020 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Amortized cost	$—	$—	$13,009	$—	$13,009
Fair value	—	—	13,394	—	13,394
Weighted average yield (1)	—%	—%	2.31%	—%	2.31%

Obligations of states and political subdivisions:
Amortized cost	$1,384	$11,496	$42,959	$730,627	$786,466
Fair value	1,394	11,989	45,551	778,392	837,326
Weighted average yield (1)	5.57%	3.67%	2.49%	2.96%	2.95%

Corporate bonds and other securities:
Amortized cost	$1,625	$10,075	$102,122	$36,550	$150,372
Fair value	1,625	10,511	103,977	36,590	152,703
Weighted average yield (1)	1.70%	3.61%	4.41%	2.43%	3.85%

Mortgage backed securities:
Commercial
Amortized cost	$16,851	$127,063	$17,721	$210,624	$372,259
Fair value	16,963	133,699	18,697	219,325	388,684
Weighted average yield (1)	2.45%	2.87%	2.63%	2.70%	2.74%
Residential
Amortized cost	$15	$12,814	$59,210	$1,045,102	$1,117,141
Fair value	15	12,904	61,172	1,074,221	1,148,312
Weighted average yield (1)	3.75%	2.70%	2.52%	2.02%	2.06%
Total mortgage-backed securities
Amortized cost	$16,866	$139,877	$76,931	$1,255,726	$1,489,400
Fair value	16,978	146,603	79,869	1,293,546	1,536,996
Weighted average yield (1)	2.45%	2.85%	2.55%	2.14%	2.23%

Total AFS securities:
Amortized cost	$19,875	$161,448	$235,021	$2,022,903	$2,439,247
Fair value	19,997	169,103	242,791	2,108,528	2,540,419
Weighted average yield (1)	2.61%	2.96%	3.33%	2.44%	2.56%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of HTM securities at carrying value and their weighted average yields as of December 31, 2020 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Carrying value	$—	$1,566	$1,185	$—	$2,751
Fair value	—	1,554	1,179	—	2,733
Weighted average yield (1)	—%	4.53%	4.10%	—%	4.35%

Obligations of states and political subdivisions:
Carrying value	$1,443	$7,011	$559	$527,754	$536,767
Fair value	1,460	7,339	626	602,320	611,745
Weighted average yield (1)	3.16%	2.47%	3.16%	4.10%	4.07%

Mortgage backed securities:
Commercial
Amortized cost	$—	$—	$—	$5,333	$5,333
Fair value	—	—	—	5,287	5,287
Weighted average yield (1)	—%	—%	—%	4.91%	4.91%
Residential
Amortized cost	$—	$—	$—	$—	$—
Fair value	—	—	—	—	—
Weighted average yield (1)	—%	—%	—%	—%	—%
Total mortgage-backed securities
Amortized cost	$—	$—	$—	$5,333	$5,333
Fair value	—	—	—	5,287	5,287
Weighted average yield (1)	—%	—%	—%	4.91%	4.91%

Total HTM securities:
Carrying value	$1,443	$8,577	$1,744	$533,087	$544,851
Fair value	1,460	8,893	1,805	607,607	619,765
Weighted average yield (1)	3.16%	2.85%	3.80%	4.10%	4.08%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of December 31, 2020, the Company maintained a diversified municipal bond portfolio with approximately 63% of its holdings in general obligation issues and the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 21%; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $14.0 billion and $12.6 billion at December 31, 2020 and December 31, 2019, respectively. Commercial & industrial loans and commercial real estate-non-owner occupied loans represented the Company’s largest categories at December 31, 2020. Commercial & industrial loans included approximately $1.2 billion in loans from the PPP loan program.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of December 31, (dollars in thousands):

	2020		2019		2018		2017		2016
Commercial loans:
Construction and Land Development	$925,798	6.6%	$1,250,924	9.9%	$1,194,821	12.3%	$948,791	13.3%	$751,131	11.9%
Commercial Real Estate - Owner Occupied	2,128,909	15.2%	2,041,243	16.2%	1,337,345	13.8%	943,933	13.2%	857,805	13.6%
Commercial Real Estate - Non-Owner Occupied	3,657,562	26.1%	3,286,098	26.1%	2,467,410	25.4%	1,713,659	24.0%	1,564,295	24.8%
Multifamily Real Estate	814,745	5.8%	633,743	5.0%	548,231	5.6%	357,079	5.0%	334,276	5.3%
Commercial & Industrial	3,263,460	23.3%	2,114,033	16.8%	1,317,135	13.6%	612,023	8.6%	551,526	8.7%
Residential 1-4 Family - Commercial	671,949	4.8%	724,337	5.7%	640,419	6.6%	551,647	7.7%	494,182	7.8%
Other Commercial	489,975	3.5%	287,279	2.2%	241,917	2.5%	239,320	3.3%	150,976	2.4%
Total Commercial Loans	$11,952,398	85.3%	$10,337,657	81.9%	$7,747,278	79.8%	$5,366,452	75.1%	$4,704,191	74.5%
Consumer loans:
Residential 1-4 Family - Consumer	$822,866	5.8%	890,503	7.1%	673,909	6.9%	546,438	7.7%	535,365	8.5%
Residential 1-4 Family - Revolving	596,996	4.2%	659,504	5.2%	613,383	6.3%	537,521	7.5%	526,884	8.4%
Auto	401,324	2.9%	350,419	2.8%	301,943	3.1%	282,474	4.0%	262,071	4.2%
Consumer	247,730	1.8%	372,853	3.0%	379,694	3.9%	408,667	5.7%	278,549	4.4%
Total Consumer Loans	$2,068,916	14.7%	$2,273,279	18.1%	$1,968,929	20.2%	$1,775,100	24.9%	$1,602,869	25.5%
Total loans held for investment	$14,021,314	100.0%	$12,610,936	100.0%	$9,716,207	100.0%	$7,141,552	100.0%	$6,307,060	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of December 31, 2020 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total	Less than 1			More than 5			More than 5
	Maturities	year	Total	1-5 years	years	Total	1-5 years	years
Construction and Land Development	$925,798	$405,409	$354,296	$282,622	$71,674	$166,093	$106,953	$59,140
Commercial Real Estate - Owner Occupied	2,128,909	183,327	648,011	118,554	529,457	1,297,571	586,804	710,767
Commercial Real Estate - Non-Owner Occupied	3,657,562	455,374	1,697,064	627,347	1,069,717	1,505,124	1,097,162	407,962
Multifamily Real Estate	814,745	126,814	457,255	118,798	338,457	230,676	161,273	69,403
Commercial & Industrial	3,263,460	418,240	980,678	780,239	200,439	1,864,542	1,555,428	309,114
Residential 1-4 Family - Commercial	671,949	102,223	142,854	22,032	120,822	426,872	333,021	93,851
Residential 1-4 Family - Consumer	822,866	2,687	302,114	2,433	299,681	518,065	16,154	501,911
Residential 1-4 Family - Revolving	596,996	44,461	537,083	56,334	480,749	15,452	1,234	14,218
Auto	401,324	2,976	—	—	—	398,348	167,452	230,896
Consumer	247,730	25,002	21,519	18,282	3,237	201,209	86,844	114,365
Other Commercial	489,975	50,484	83,022	8,429	74,593	356,469	194,855	161,614
Total loans held for investment	$14,021,314	$1,816,997	$5,223,896	$2,035,070	$3,188,826	$6,980,421	$4,307,180	$2,673,241

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. For its core loan portfolios, the Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at December 31, 2020, the largest components of the Company’s loan portfolio consisted of commercial real estate, commercial & industrial, and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

The majority of the Company’s loan portfolio is comprised of portfolios not disrupted by the COVID-19 pandemic. Of those portfolios disrupted by COVID-19, the hospitality portfolio makes up the largest portion of the Company’s portfolio (less than 6% of total loans), followed by health care, retail trade, senior living, and restaurants. The Company has no significant exposure to the energy, cruise, or passenger aviation sectors.

Asset Quality

Overview

At December 31, 2020, the Company experienced increases of NPAs compared to December 31, 2019, primarily due to the Company’s adoption of ASC 326, which resulted in a change in the accounting and reporting related to PCI loans which are now defined as PCD and evaluated at the loan level instead of being evaluated in pools under PCI accounting. Past due loan levels as a percentage of total loans held for investment at December 31, 2020 were lower than past due loan levels at December 31, 2019.

Net charge-offs decreased for the year ended December 31, 2020, compared to the year ended December 31, 2019. Total net charge-offs as a percentage of total average loans also decreased for the year ended December 31, 2020, compared to the year ended December 31, 2019. For the year ended December 31, 2020, the allowance for credit losses and the provision for loan losses increased from the year ended December 31, 2019 as a result of the adoption of ASC 326 as well as a worsening economic forecast due to the impact of COVID-19.

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

As discussed within the “Recent Developments” section within this Item 7, the COVID-19 pandemic is having a wide range of economic impacts, including impacts in the Company’s area of operations and on the Company’s clients and borrowers. While the Company has not yet experienced deterioration in asset quality as compared to pre-pandemic performance, the Company does expect that at some point asset quality will be adversely affected to some degree due to pandemic-related bankruptcies, business closures, unemployment, and other effects. At this time, it is impossible for the Company to estimate either the timing or the magnitude of any such adverse changes in asset quality.

Loan Modifications for Borrowers Affected by COVID-19

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

In addition, Section 4013 of the CARES Act, as amended by the CAA, provides banks, savings associations, and credit unions with the ability to make loan modifications related to COVID-19 without categorizing the loan as a TDR or conducting the analysis to make the determination, which is intended to streamline the loan modification process. Any such suspension is effective for the term of the loan modification; however, the suspension is only permitted for loan modifications made during the effective period of Section 4013 and only for those loans that were not more than thirty days past due as of December 31, 2019. The relief afforded by Section 4013 of the CARES Act, as amended by the CAA, is available to loans modified between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency and January 1, 2022.

The Company has made certain loan modifications pursuant to the March 22 Joint Guidance and Section 4013 of the CARES Act (as amended by the CAA) and as of December 31, 2020 approximately $146.1 million, or approximately 1% of total loans, remain under their modified terms. The majority of the Company’s modifications as of December 31, 2020 were in the commercial real estate portfolios.

Nonperforming Assets

At December 31, 2020, NPAs totaled $45.2 million, an increase of $12.3 million or 37.3% from December 31, 2019. NPAs as a percentage of total outstanding loans at December 31, 2020 were 0.32%, an increase of 6 basis points from 0.26% at December 31, 2019. Excluding the impact of the PPP loans (1), NPAs as a percentage of total outstanding loans were 0.35%, an increase of 9 basis points from 0.26% at December 31, 2019. The Company’s adoption of ASC 326 resulted in a change in the accounting and reporting related to PCI loans which are now defined as PCD and evaluated at the loan level instead of being evaluated in pools under PCI accounting. All prior period nonaccrual and past due loan metrics discussed herein have not been restated for CECL accounting and exclude PCI-related loan balances.

(1)	Refer to the “Non-GAAP Financial Measures” section within this Item 7 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

The following table shows a summary of asset quality balances and related ratios as of and for the years ended December 31, (dollars in thousands):

	2020	2019	2018	2017	2016
Nonaccrual loans(1)	$42,448	$28,232	$26,953	$21,743	$9,973
Foreclosed properties	2,773	4,708	6,722	5,253	7,430
Total NPAs	45,221	32,940	33,675	26,996	17,403
Loans past due 90 days and accruing interest(1)	13,634	13,396	8,856	3,532	3,005
Total NPAs and loans past due 90 days and accruing interest	$58,855	$46,336	$42,531	$30,528	$20,408
Performing TDRs	$13,961	$15,686	$19,201	$14,553	$13,967

Balances
Allowance for loan and lease losses	$160,540	$42,294	$41,045	$38,208	$37,192
Average loans, net of deferred fees and costs	13,777,467	11,949,171	9,584,785	6,701,101	5,956,125
Loans, net of deferred fees and costs	14,021,314	12,610,936	9,716,207	7,141,552	6,307,060

Ratios
Nonaccrual loans to total loans	0.30%	0.22%	0.28%	0.30%	0.16%
NPAs to total loans	0.32%	0.26%	0.35%	0.38%	0.28%
NPAs to total adjusted loans(2)	0.35%	0.26%	0.35%	0.38%	0.28%
NPAs & loans 90 days past due to total loans	0.42%	0.37%	0.44%	0.43%	0.32%
NPAs to total loans & foreclosed property	0.32%	0.26%	0.35%	0.38%	0.28%
NPAs & loans 90 days past due to total loans & foreclosed property	0.42%	0.37%	0.44%	0.43%	0.32%
ALLL to nonaccrual loans	378.20%	149.81%	152.28%	175.73%	372.93%
ALLL to nonaccrual loans & loans 90 days past due	286.26%	101.60%	114.62%	151.17%	286.58%
(1)	Amounts are not directly comparable due to the Company’s adoption of ASC 326 on January 1, 2020. Prior to January 1, 2020, nonaccrual and past due loan information excluded PCI-related loan balances. These balances also reflect the impact of Section 4013 of the CARES Act and the March 22 Guidance.
(2)	Refer to the “Non-GAAP Financial Measures” section within this Item 7 for more information about this non-GAAP financial measure, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

Nonperforming assets at December 31, 2020 included $42.4 million in nonaccrual loans, a net increase of $14.2 million or 50.4% from December 31, 2019. The following table shows the activity in nonaccrual loans for the years ended December 31, (dollars in thousands):

	2020	2019	2018	2017	2016
Beginning Balance	$28,232	$26,953	$21,743	$9,973	$11,936
Net customer payments	(17,418)	(14,775)	(9,642)	(7,976)	(7,159)
Additions	20,266	23,576	21,441	27,985	13,171
Impact of ASC 326 adoption	14,381	—	—	—	—
Charge-offs	(3,021)	(4,792)	(4,148)	(6,782)	(4,418)
Loans returning to accruing status	8	(2,055)	(2,021)	(609)	(2,390)
Transfers to foreclosed property	—	(675)	(420)	(848)	(1,167)
Ending Balance	$42,448	$28,232	$26,953	$21,743	$9,973

The majority of the nonaccrual additions related to residential 1-4 family – commercial loans, residential 1-4 family – revolving loans, and commercial and industrial loans.

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the ALL expressed as a percentage of nonaccrual loans, at the years ended December 31, (dollars in thousands):

	2020	2019	2018	2017	2016
Construction and Land Development	$3,072	$3,703	$8,018	$5,610	$2,037
Commercial Real Estate - Owner Occupied	7,128	6,003	3,636	2,708	794
Commercial Real Estate - Non-owner Occupied	2,317	381	1,789	2,992	—
Multifamily Real Estate	33	—	—	—	—
Commercial & Industrial	2,107	1,735	1,524	316	124
Residential 1-4 Family - Commercial	9,993	4,301	2,481	1,085	1,071
Residential 1-4 Family - Consumer	12,600	9,292	7,276	6,269	4,208
Residential 1-4 Family - Revolving	4,629	2,080	1,518	2,075	1,279
Auto	500	563	576	413	169
Consumer	69	77	135	275	291
Other Commercial	—	97	—	—	—
Total	$42,448	$28,232	$26,953	$21,743	$9,973
Coverage Ratio	378.20%	149.81%	152.28%	175.73%	372.93%

Nonperforming assets at December 31, 2020 also included $2.8 million in foreclosed property, a decrease of $1.9 million or 41.1% from the prior year. The following table shows the activity in foreclosed property for the years ended December 31, (dollars in thousands):

	2020	2019	2018	2017	2016
Beginning Balance	$4,708	$6,722	$5,253	$7,430	$11,994
Additions of foreclosed property	615	1,878	924	1,078	2,062
Acquisitions of foreclosed property(1)	—	—	4,042	—	—
Valuation Adjustments	(79)	(921)	(1,324)	(1,552)	(1,017)
Proceeds from sales	(2,520)	(2,988)	(2,439)	(1,676)	(5,707)
Gains (losses) from sales	49	17	266	(27)	98
Ending Balance	$2,773	$4,708	$6,722	$5,253	$7,430
(1)	Includes subsequent measurement period adjustments.

During 2020, the majority of sales of foreclosed property were primarily related to residential real estate and land.

The following table presents the composition of the foreclosed property portfolio at the years ended December 31, (dollars in thousands):

	2020	2019	2018	2017	2016
Land	$1,227	$1,615	$2,306	$2,755	$3,328
Land Development	1,323	1,978	2,809	1,045	2,379
Residential Real Estate	60	721	1,204	1,314	1,549
Commercial Real Estate	163	394	403	139	174
Total	$2,773	$4,708	$6,722	$5,253	$7,430

Past Due Loans

At December 31, 2020 past due loans still accruing interest totaled $49.8 million or 0.36% of total loans held for investment, compared to $76.6 million or 0.61% of total loans held for investment at December 31, 2019. Excluding the impact of the PPP loans (1), past due loans still accruing interest were 0.39% of total adjusted loans held for investment at December 31, 2020. Of the total past due loans still accruing interest $13.6 million or 0.10% of total loans held for investment were loans past due 90 days or more at December 31, 2020, compared to $13.4 million or 0.11% of total loans held for investment at December 31, 2019.

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

The total recorded investment in TDRs at December 31, 2020 was $20.6 million, an increase of $1.1 million or 5.6% from $19.5 million at December 31, 2019. Of the $20.6 million of TDRs at December 31, 2020, $14.0 million or 68.0% were considered performing while the remaining $6.6 million were considered nonperforming. Of the $19.5 million of TDRs at December 31, 2019, $15.7 million or 80.5% were considered performing while the remaining $3.8 million were considered nonperforming. Loans are removed from TDR status in accordance with the established policy described in Note 1 “Summary of Significant Accounting Policies” in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

For loan modifications made under the March 22 Joint Guidance and CARES Act, as amended by the CAA, refer to Note 1 “Summary of Significant Accounting Polices” in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. this report.

Net Charge-offs

For the year ended December 31, 2020, net charge-offs of loans were $11.4 million or 0.08% of total average loans, compared to $20.9 million or 0.17% for the year ended December 31, 2019. Excluding the impact of the PPP loans (1), net charge-offs were 0.09% of total average loans compared to 0.17% for the year ended December 31, 2019. The majority of net charge-offs in 2020 were related to the third-party consumer loan portfolio.

Provision for Credit Losses

The provision for credit losses for the year ended December 31, 2020 totaled $87.1 million, an increase of $66.0 million or 313.2% from the prior year. The provision for credit losses for the year ended December 31, 2020 included $82.2 million in provision for loan losses and $4.9 million in provision for unfunded commitments. The increase in the provision for credit losses in the current year compared to the prior year was primarily due to the impact of the worsening economic forecast due to the impact of COVID-19 under CECL accounting for credit losses.

Allowance for Credit Losses

At December 31, 2020, the ACL was $170.5 million and included an ALLL of $160.5 million and an RUC of $10.0 million. The ACL increased $127.3 million from December 31, 2019 due to the adoption of CECL (the “CECL Day 1 impact”) as well as the impact of the worsening economic forecast related to COVID-19 subsequent to the adoption of CECL (the “CECL Day 2 impact”).

At December 31, 2020, the ALLL increased $118.2 million from December 31, 2019, due to the CECL Day 1 impact of $47.5 million and the CECL Day 2 impact of $70.7 million. The ALLL as a percentage of the total loan portfolio was 1.14% at December 31, 2020 and 0.34% at December 31, 2019. When excluding PPP loans (2), which are 100% guaranteed by the SBA, the ALLL as a percentage of adjusted loans increased 91 bps from December 31, 2019 to 1.25% at December 31, 2020. The ratio of the ALLL to nonaccrual loans was 378.20% at December 31, 2020, compared to 149.81% at December 31, 2019.

(1)	Refer to the “Non-GAAP Financial Measures” section within this Item 7 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

The ACL as a percentage of the total loan portfolio was 1.22% at December 31, 2020, compared to 0.34% at December 31, 2019. The ACL as a percentage of adjusted loans (2) increased 99 bps from December 31, 2019 to 1.33% at December 31, 2020.

The RUC increased $9.1 million from December 31, 2019, due to the CECL Day 1 impact of $4.2 million and the CECL Day 2 impact of $4.9 million.

The following table summarizes activity in the ALLL during the years ended December 31, (dollars in thousands):

	2020	2019	2018	2017	2016
ALLL Balance, beginning of year	$42,294	$41,045	$38,208	$37,192	$34,047
Day 1 impact from adoption of CECL	47,484	—	—	—	—
Loans charged-off:
Commercial	6,671	9,632	3,817	6,156	4,404
Consumer	11,522	18,476	12,413	7,154	4,151
Total loans charged-off	18,193	28,108	16,230	13,310	8,555
Recoveries:
Commercial	3,517	2,850	2,178	1,191	1,538
Consumer	3,238	4,382	2,990	2,064	1,487
Total recoveries	6,755	7,232	5,168	3,255	3,025
Net charge-offs	11,438	20,876	11,062	10,055	5,530
Provision for loan losses - continuing operations	82,200	22,125	14,084	11,117	8,458
Provision for loan losses - discontinued operations	—	—	(185)	(46)	217
ALLL Balance, end of year	$160,540	$42,294	$41,045	$38,208	$37,192

Total RUC	$10,000	$900	$900	$400	$725
Total ACL	$170,540	$43,194	$41,945	$38,608	$37,917

ALLL to loans	1.14%	0.34%	0.42%	0.54%	0.59%
ALLL to adjusted loans(2)	1.25%	0.34%	0.42%	0.54%	0.59%
ACL to loans	1.22%	0.34%	0.43%	0.54%	0.60%
ACL to adjusted loans(2)	1.33%	0.34%	0.43%	0.54%	0.60%
Net charge-offs to average loans	0.08%	0.17%	0.12%	0.15%	0.09%
Net charge-offs to adjusted loans(2)	0.09%	0.17%	0.12%	0.15%	0.09%
Provision for loan losses to average loans	0.60%	0.19%	0.15%	0.17%	0.15%
Provision for loan losses to adjusted average loans(2)	0.65%	0.19%	0.15%	0.17%	0.15%

The following table shows the ALLL by loan segment and the percentage of the loan portfolio that the related ALL covers as of December 31, (dollars in thousands):

	2020		2019		2018		2017		2016
	$	% (1)	$	%(1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$117,403	85.3%	$30,941	81.9%	$30,566	79.8%	$31,199	75.1%	$30,616	74.5%
Consumer	43,137	14.7%	11,353	18.1%	10,479	20.2%	7,009	24.9%	6,576	25.5%
Total	$160,540	100.0%	$42,294	100.0%	$41,045	100.0%	$38,208	100.0%	$37,192	100.0%
(1)	The percent represents the loan balance divided by total loans.
(2)	Refer to the “Non-GAAP Financial Measures” section within this Item 7 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

Deposits

As of December 31, 2020, total deposits were $15.7 billion, an increase of $2.4 billion, or 18.2%, compared to December 31, 2019. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $2.6 billion accounted for 22.7% of total interest-bearing deposits at December 31, 2020, compared to $2.7 billion and 26.6% at December 31, 2019.

The following table presents the deposit balances by major category as of December 31 (dollars in thousands):

	2020		2019
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Non-interest bearing	$4,368,703	27.8%	$2,970,139	22.3%
NOW accounts	3,621,181	23.0%	2,905,714	21.8%
Money market accounts	4,248,335	27.0%	3,951,856	29.7%
Savings accounts	904,095	5.8%	727,847	5.5%
Time deposits of $100,000 and over (1)	1,532,082	9.7%	1,618,637	12.2%
Other time deposits	1,048,369	6.7%	1,130,788	8.5%
Total Deposits	$15,722,765	100.0%	$13,304,981	100.0%
(1)	Includes time deposits of $250,000 and over of $654,224 and $684,797 as of December 31, 2020 and 2019, respectively.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of December 31, 2020 and December 31, 2019, there were $145.9 million and $190.7 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets.

Maturities of time deposits of $100,000 or more as of December 31, 2020 were as follows (dollars in thousands):

Amount
Within 3 Months	$297,206
3 - 6 Months	343,913
6 - 12 Months	468,961
Over 12 Months	422,002
Total	$1,532,082

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

On June 9, 2020, the Company announced the closing of an offering of 6,900,000 depositary shares, each representing a 1/400th ownership interest in a share of its Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share), including 900,000 depositary shares pursuant to the exercise in full by the underwriters of their option to purchase additional depositary shares. The total net proceeds to the Company were approximately $166.4 million, after deducting the underwriting discount and other offering expenses payable by the Company. The Company is using the net proceeds of the offering for general corporate purposes in the ordinary course of its business, such as the repayment of debt, loan funding, acquisitions, additions to working capital, capital expenditures and investments in the Company’s subsidiaries.

On January 28, 2021 the Company announced that its Board of Directors declared a quarterly dividend of $0.25 per share of common stock. The common stock dividend is payable on February 26, 2021 to common shareholders on record as of February 12, 2021. The Board also declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on March 1, 2021 to preferred shareholders of record as of February 12, 2021.

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

On July 10, 2019, the Company announced that its Board of Directors has authorized a share repurchase program to purchase up to $150.0 million of the Company’s common stock through June 30, 2021 in open market transactions or privately negotiated transactions. On March 20, 2020, the Company suspended its share repurchase program, which had approximately $20.0 million remaining in authorization at the time of suspension and as of December 31, 2020. The Company repurchased an aggregate of approximately 3.7 million shares, at an average price of $35.48 per share, under the authorization prior to suspension.

On March 27, 2020, the banking agencies issued an interim final rule that allows the Company to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.  The Company is allowed to include the impact of the CECL transition, which is defined as the CECL Day 1 impact to capital plus 25% of the Company’s provision for credit losses during 2020, in regulatory capital through 2021. The Company elected to phase in the regulatory capital impact as permitted under the aforementioned interim final rule. Beginning in 2022, the transition amount will begin to impact regulatory capital by phasing it in over a three-year period ending in 2024.

The table summarizes the Company’s regulatory capital and related ratios for the periods ended December 31, (dollars in thousands):

	2020	2019	2018
Common equity Tier 1 capital	$1,512,507	$1,437,908	$1,106,871
Tier 1 capital	1,678,863	1,437,908	1,236,709
Tier 2 capital	384,494	335,927	199,002
Total risk-based capital	2,063,356	1,773,835	1,435,711
Risk-weighted assets	14,739,253	14,042,949	11,146,898

Capital ratios:
Common equity Tier 1 capital ratio	10.26%	10.24%	9.93%
Tier 1 capital ratio	11.39%	10.24%	11.09%
Total capital ratio	14.00%	12.63%	12.88%
Leverage ratio (Tier 1 capital to average assets)	8.95%	8.79%	9.71%
Capital conservation buffer ratio (1)	5.39%	4.24%	4.88%
Common equity to total assets	12.95%	14.31%	13.98%
Tangible common equity to tangible assets (2)	8.31%	9.08%	8.84%
(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.
(2)	Refer to "Non-GAAP Measures" within this Item 7.

In connection with the acquisition of Xenith on January 1, 2018, the Company acquired $8.5 million of fixed interest rate subordinated notes with a maturity date of June 30, 2025, and the Company subsequently redeemed those subordinated notes effective as of November 30, 2020. At December 31, 2020, the aggregate carrying value of the subordinated notes was $148.8 million. The subordinated notes are classified as Tier 2 capital for the Company.

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

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, (dollars in thousands):

	2020	2019
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$4,722,412	$4,691,272
Letters of credit	161,827	209,658
Total commitments with off-balance sheet risk	$4,884,239	$4,900,930
(1) Includes unfunded overdraft protection.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2020 (dollars in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$350,000	$—	$—	$—	$350,000
Trust preferred capital notes (1)	155,159	—	—	—	155,159
Leases	76,464	13,173	23,284	18,296	21,711
Other short-term borrowings	250,000	250,000	—	—	—
Repurchase agreements	100,888	100,888	—	—	—
Total contractual obligations	$932,511	$364,061	$23,284	$18,296	$526,870

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances at the period ended December 31, 2020 and 2019 (dollars in thousands):

	Change In Net Interest Income
	December 31,
	2020		2019
	%	$	%	$
Change in Yield Curve:
+300 basis points	16.20	86,946	12.71	69,963
+200 basis points	11.15	59,868	8.77	48,259
+100 basis points	5.63	30,226	4.60	25,336
Most likely rate scenario	—	—	—	—
-100 basis points	(2.66)	(14,273)	(4.69)	(25,787)
-200 basis points	(3.04)	(16,300)	(7.94)	(43,690)

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

From a net interest income perspective, the Company was more asset sensitive as of December 31, 2020 compared to its position as of December 31, 2019. This shift is in part due to the changing market characteristics of certain loan and deposit products and in part due to various other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2020 and 2019 (dollars in thousands):

	Change In Economic Value of Equity
	December 31,
	2020		2019
	%	$	%	$
Change in Yield Curve:
+300 basis points	2.78	87,594	(2.98)	(97,203)
+200 basis points	2.97	93,468	(1.82)	(59,418)
+100 basis points	2.57	80,958	(0.73)	(23,783)
Most likely rate scenario	—	—	—	—
-100 basis points	(4.67)	(147,035)	(2.52)	(82,207)
-200 basis points	(2.30)	(72,356)	(8.07)	(263,032)

As of December 31, 2020, the Company’s economic value of equity is generally more asset sensitive in a rising interest rate environment compared to its position as of December 31, 2019 primarily due to the composition of the Consolidated Balance Sheets and due in part to the market characteristics of certain deposits.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, loans held for sale, and securities and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, the Federal Reserve Discount Window, the PPPLF, the purchase of brokered certificates of deposit, corporate line of credit with a large correspondent bank, and debt and capital issuance. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

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

As a result of adverse market conditions including the impacts of COVID-19, the Company has continued to see elevated customer deposit balances. These increased balances are due primarily to the combination of government stimulus programs, and customer expense and savings habits in response to the pandemic. As a result of the increases in customer deposits, the Company has reduced its wholesale borrowings during 2020.  The Company considers a portion of the increases in customer deposits to be temporary, which it expects will result in outflows in subsequent quarters.

Under the terms of the PPPLF, the Company can borrow funds which are secured by the Company’s PPP loans. During 2020, the Company’s borrowings pursuant to the PPPLF fluctuated; however, at its peak, the Company borrowed $200.5 million. As of December 31, 2020, the Company had no outstanding advances under the PPPLF. The Company’s available borrowing capacity under the PPPLF as of December 31, 2020 was $1.2 billion.

In response to the current rate environment, the Company prepaid $550.0 million of long-term FHLB advances throughout 2020, which resulted in prepayment penalties of $31.2 million. Additionally, the Company sold several securities, which resulted in a gain of approximately $10.3 million during the second quarter of 2020, and redeemed $8.5 million in subordinated debt during the fourth quarter of 2020. Also in response to the current rate environment, in February 2021 the Company prepaid a $200.0 million long-term FHLB advance, which resulted in a prepayment penalty of $14.7 million.

As of December 31, 2020, liquid assets totaled $6.5 billion or 32.9% of total assets, and liquid earning assets totaled $6.3 billion or 35.7% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of December 31, 2020, approximately $5.4 billion or 38.6% of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $447.7 million or 14.1% of total securities are scheduled to mature within one year.

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

NON-GAAP MEASURES

In this Form 10-K, the Company has provided supplemental performance measures on a tax-equivalent, tangible, operating, adjusted or pre-tax pre-provision basis. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company uses the non-GAAP measures discussed herein in its analysis of the Company’s performance.

Net interest income (FTE), total revenue (FTE) and total adjusted revenue (FTE), which are used in computing net interest margin (FTE) and adjusted operating efficiency ratio (FTE), respectively, provide valuable additional insight into the net interest margin and the efficiency ratio by adjusting for differences in the tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing the yield on earning assets. Interest expense and the related cost of interest-bearing liabilities and cost of funds ratios are not affected by the FTE components.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	2020	2019	2018	2017	2016
Interest Income (FTE)
Interest and Dividend Income (GAAP)	$653,454	$699,332	$528,788	$329,044	$293,736
FTE adjustment	11,547	11,121	8,195	11,767	11,428
Interest and Dividend Income FTE (non-GAAP)	$665,001	$710,453	$536,983	$340,811	$305,164
Average earning assets	$17,058,795	$14,881,142	$11,620,893	$8,016,311	$7,249,090
Yield on interest-earning assets (GAAP)	3.83%	4.70%	4.55%	4.10%	4.05%
Yield on interest-earning assets (FTE) (non-GAAP)	3.90%	4.77%	4.62%	4.25%	4.21%
Net Interest Income (FTE)
Net Interest Income (GAAP)	$555,298	$537,872	$426,691	$279,007	$263,966
FTE adjustment	11,547	11,121	8,195	11,767	11,428
Net Interest Income FTE (non-GAAP)	$566,845	$548,993	$434,886	$290,774	$275,394
Noninterest income (GAAP)	131,486	132,815	104,241	62,429	59,849
Total revenue (FTE) (non-GAAP)	$698,331	$681,808	$539,127	$353,203	$335,243
Average earning assets	$17,058,795	$14,881,142	$11,620,893	$8,016,311	$7,249,090
Net interest margin (GAAP)	3.26%	3.61%	3.67%	3.48%	3.64%
Net interest margin (FTE) (non-GAAP)	3.32%	3.69%	3.74%	3.63%	3.80%

The Company believes tangible common equity is an important indication of its ability to grow organically and through business combinations as well as its ability to pay dividends and to engage in various capital management strategies. Tangible common equity is used in the calculation of certain profitability, capital, and per share ratios. The Company believes tangible common equity and related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses. The Company believes that ROTCE is a meaningful supplement to GAAP financial measures and is useful to investors because it measures the performance of a business consistently across time without regard to whether components of the business were acquired or developed internally.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	2020	2019	2018	2017	2016
Tangible Assets
Ending Assets (GAAP)	$19,628,449	$17,562,990	$13,765,599	$9,315,179	$8,426,793
Less: Ending goodwill	935,560	935,560	727,168	298,528	298,191
Less: Ending amortizable intangibles	57,185	73,669	48,685	14,803	20,602
Ending tangible assets (non-GAAP)	$18,635,704	$16,553,761	$12,989,746	$9,001,848	$8,108,000
Tangible Common Equity
Ending Equity (GAAP)	$2,708,490	$2,513,102	$1,924,581	$1,046,329	$1,001,032
Less: Ending goodwill	935,560	935,560	727,168	298,528	298,191
Less: Ending amortizable intangibles	57,185	73,669	48,685	14,803	20,602
Less: Perpetual preferred stock	166,357	—	—	—	—
Ending tangible common equity (non-GAAP)	$1,549,388	$1,503,873	$1,148,728	$732,998	$682,239
Average equity (GAAP)	$2,576,372	$2,451,435	$1,863,216	$1,030,847	$994,785
Less: Average goodwill	935,560	912,521	725,597	298,240	296,087
Less: Average amortizable intangibles	65,094	79,405	51,347	17,482	22,044
Less: Average perpetual preferred stock	93,658	—	—	—	—
Average tangible common equity (non-GAAP)	$1,482,060	$1,459,509	$1,086,272	$715,125	$676,654
ROTCE
Net income available to common shareholders (GAAP)	$152,570	$193,528	$146,248	$72,923	$77,476
Plus: Amortization of intangibles, tax effected	13,093	14,632	10,143	3,957	4,687
Net income available to common shareholders before amortization of intangibles (non-GAAP)	$165,663	$208,160	$156,391	$76,880	$82,163
Return on average tangible common equity (ROTCE)	11.18%	14.26%	14.40%	10.75%	12.14%
ROE (GAAP)	6.14%	7.89%	7.85%	7.07%	7.79%
Common equity to assets (GAAP)	12.95%	14.31%	13.98%	11.23%	11.88%
Tangible common equity to tangible assets (non-GAAP)	8.31%	9.08%	8.84%	8.14%	8.41%
Book value per common share (GAAP)	$32.46	$31.58	$29.34	$24.10	$23.15
Tangible book value per common share (non-GAAP)	$19.78	$18.90	$17.51	$16.88	$15.78

Adjusted operating measures exclude merger-related costs, rebranding-related costs and nonrecurring tax expenses, which are tax expenses that are unrelated to the Company’s normal operations. In addition, adjusted operating measures now exclude the gains or losses related to balance sheet repositioning (principally composed of gains and losses on debt extinguishment) and gains or losses on sale of securities. The Company believes these measures are useful to investors as they exclude certain costs resulting from acquisition activity as well as the impact of the Tax Act and allow investors to more clearly see the combined economic results of the organization's operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	2020	2019	2018	2017	2016
Operating Earnings & EPS
Net Income (GAAP)	$158,228	$193,528	$146,248	$72,923	$77,476
Plus: Merger and rebranding-related costs, net of tax	—	27,395	32,065	4,405	—
Plus: Net loss related to balance sheet repositioning, net of tax	25,979	12,953	—	—	—
Less: Gain on sale of securities, net of tax	9,712	6,063	303	520	133
Plus: Nonrecurring tax expenses	—	—	—	6,250	—
Adjusted operating earnings (non-GAAP)	$174,495	$227,813	$178,010	$83,058	$77,343
Less: Dividends on preferred stock	5,658	—	—	—	—
Adjusted operating earnings available to common shareholders (non-GAAP)	$168,837	$227,813	$178,010	$83,058	$77,343

Weighted average common shares outstanding, diluted	78,875,668	80,263,557	65,908,573	43,779,744	43,890,271
Earnings per common share, diluted (GAAP)	$1.93	$2.41	$2.22	$1.67	$1.77
Adjusted operating earnings per common share, diluted (non-GAAP)	$2.14	$2.84	$2.70	$1.90	$1.76

Average assets (GAAP)	$19,083,853	$16,840,310	$13,181,609	$8,820,142	$8,046,305
ROA (GAAP)	0.83%	1.15%	1.11%	0.83%	0.96%
Adjusted operating ROA (non-GAAP)	0.91%	1.35%	1.35%	0.94%	0.96%

Average common equity (GAAP)	$2,576,372	$2,451,435	$1,863,216	$1,030,847	$994,785
ROE (GAAP)	6.14%	7.89%	7.85%	7.07%	7.79%
Adjusted operating ROE (non-GAAP)	6.77%	9.29%	9.55%	8.06%	7.78%

The adjusted operating efficiency ratio (FTE) excludes the amortization of intangible assets, merger and rebranding-related costs and gains or losses related to balance sheet repositioning (principally composed of gains and losses on debt extinguishment). This measure is similar to the measure utilized by the Company when analyzing corporate performance and is also similar to the measure utilized for incentive compensation. The Company believes this adjusted measure provides investors with important information about the combined economic results of the organization’s operations. In prior periods, the Company has not excluded the gains or losses related to balance sheet repositioning from noninterest expense when calculating the operating efficiency ratio (FTE). The Company has adjusted its presentation for all periods in this release to exclude the gains or losses related to balance sheet repositioning from noninterest expense.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	2020	2019	2018	2017	2016
Adjusted Operating Noninterest Expense & Efficiency Ratio
Noninterest expense (GAAP)	$413,349	$418,340	$337,767	$225,668	$213,090
Less: Merger-related costs	—	27,824	39,728	5,393	—
Less: Rebranding costs	—	6,455	—	—	—
Less: Amortization of intangible assets	16,574	18,521	12,839	6,088	7,210
Less: Losses related to balance sheet repositioning	31,116	16,397	—	—	—
Adjusted operating noninterest expense (non-GAAP)	$365,659	$349,143	$285,200	$214,187	$205,880
Noninterest income (GAAP)	$131,486	$132,815	$104,241	$62,429	$59,849
Less: Gains related to balance sheet repositioning	(1,769)	—	—	—	—
Less: Gains on sale of securities	12,294	7,675	383	800	205
Adjusted operating noninterest income (non-GAAP)	$120,961	$125,140	$103,858	$61,629	$59,644
Net interest income (FTE) (non-GAAP)	$566,845	$548,993	$434,886	$290,774	$275,394
Adjusted operating noninterest income (non-GAAP)	120,961	125,140	103,858	61,629	59,644
Total adjusted revenue (FTE)(non-GAAP)	$687,806	$674,133	$538,744	$352,403	$335,038
Efficiency Ratio (GAAP)	60.19%	62.37%	63.62%	66.09%	65.81%
Adjusted operating efficiency ratio (FTE) (non-GAAP)	53.16%	51.79%	52.94%	60.78%	61.45%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	2020	2019	2018	2017	2016
Operating ROTCE
Adjusted operating earnings available to common shareholders (non-GAAP)	$168,837	$227,813	$178,010	$83,058	$77,343
Plus: Amortization of intangibles, tax effected	13,093	14,632	10,143	3,957	4,687
Adjusted operating earnings available to common shareholders before amortization of intangibles (non-GAAP)	$181,930	$242,445	$188,153	$87,015	$82,030
Average tangible common equity (non-GAAP)	$1,482,060	$1,459,509	$1,086,272	$715,125	$676,654
Adjusted operating ROTCE (non-GAAP)	12.28%	16.61%	17.32%	12.17%	12.12%

Pre-tax pre-provision adjusted operating earnings exclude the provision for credit losses, which can fluctuate significantly from period-to-period under the recently adopted CECL methodology, merger and rebranding-related costs, income tax expense, gains or losses related to balance sheet repositioning (principally composed of gains and losses on debt extinguishment), and gains or losses on sale of securities. The Company believes this adjusted measure provides investors with important information about the combined economic results of the organization’s operations.

PPP adjustment impact excludes the SBA guaranteed PPP loans funded during 2020. The Company believes loans held for investment (net of deferred fees and costs), excluding PPP is useful to investors as it provides more clarity on the Company’s organic growth. The Company also believes that the related non-GAAP financial measures of past due loans still accruing interest as a percentage of total loans held for investment (net of deferred fees and costs), provision for credit losses as a percentage of average loans held for investment, and net charge-offs as a percentage of average loans held for investment (net of deferred fees and costs), in each case excluding impacts from the PPP, are useful to investors as loans originated under the PPP carry an SBA guarantee. The Company believes that the ALLL and the ACL, each as a percentage of loans held for investment (net of deferred fees and costs), and each excluding impacts from the PPP, are useful to investors because of the size of the Company’s PPP loan originations and the impact of the embedded credit enhancement provided by the SBA guarantee.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	2020	2019	2018	2017	2016
Pre-tax pre-provision adjusted operating earnings
Net Income (GAAP)	$158,228	$193,528	$146,248	$72,923	$77,476
Plus: Provision for credit losses	87,141	21,092	13,736	10,802	8,883
Plus: Income tax expenses	28,066	37,497	28,901	33,387	26,779
Plus: Merger and rebranding-related costs	—	34,279	39,728	5,393	—
Plus: Net loss related to balance sheet repositioning	32,885	16,397	—	—	—
Less: Gain on sale of securities	12,294	7,675	383	800	205
Pre-tax pre-provision adjusted operating earnings (non-GAAP)	$294,026	$295,118	$228,230	$121,705	$112,933
Less: Dividends on preferred stock	5,658	—	—	—	—
Pre-tax pre-provision operating earnings available to common shareholders (non-GAAP)	$288,368	$295,118	$228,230	$121,705	$112,933
Weighted average common shares outstanding, diluted	78,875,668	80,263,557	65,908,573	43,779,744	43,890,271
Pre-tax pre-provision operating earnings per share available to common shareholders, diluted	$3.66	$3.68	$3.46	$2.78	$2.57
Paycheck Protection Program adjustment impact
Loans held for investment (net of deferred fees and costs)(GAAP)	$14,021,314	$12,610,936	$9,716,207	$7,141,552	$6,307,060
Less: PPP adjustments	1,179,522	—	—	—	—
Loans held for investment (net of deferred fees and costs),net adjustments, excluding PPP (non-GAAP)	$12,841,792	$12,610,936	$9,716,207	$7,141,552	$6,307,060

Average loans held for investment (GAAP)	$13,777,467	$11,949,171	$9,584,785	$6,701,101	$5,956,125
Less: Average PPP adjustments	1,091,921	—	—	—	—
Average loans held for investment, net adjustments, excluding PPP (non-GAAP)	$12,685,546	$11,949,171	$9,584,785	$6,701,101	$5,956,125
Asset Quality
Provision for loan losses	$82,200	$22,125	$14,084	$11,117	$8,458
Net charge-offs	$11,438	$20,876	$11,062	$10,055	$5,530
Allowance for loan and lease losses	$160,540	$42,294	$41,045	$38,208	$37,192
Allowance for credit losses	$170,540	$43,194	$41,945	$38,608	$37,917
Total NPAs	$45,221	$32,940	$33,675	$26,996	$17,403
Past due loans still accruing interest	$13,634	$13,396	$8,856	$3,532	$3,005

ALLL/total outstanding loans	1.14%	0.34%	0.42%	0.54%	0.59%
ALLL/total adjusted loans	1.25%	0.34%	0.42%	0.54%	0.59%
ACL/total outstanding loans	1.22%	0.34%	0.43%	0.54%	0.60%
ACL/total adjusted loans	1.33%	0.34%	0.43%	0.54%	0.60%
NPAs/total outstanding loans	0.32%	0.26%	0.35%	0.38%	0.28%
NPAs/total adjusted loans	0.35%	0.26%	0.35%	0.38%	0.28%
Past due loans still accruing interest/total outstanding loans	0.36%	0.61%	0.64%	0.39%	0.44%
Past due loans still accruing interest/total adjusted loans	0.39%	0.61%	0.64%	0.39%	0.44%
Net charge-offs/total average loans	0.08%	0.17%	0.12%	0.15%	0.09%
Net charge-offs/total adjusted average loans	0.09%	0.17%	0.12%	0.15%	0.09%
Provision for loan losses/total average loans	0.60%	0.19%	0.15%	0.17%	0.15%
Provision for loan losses/total adjusted average loans	0.65%	0.19%	0.15%	0.17%	0.15%

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

The following table presents the Company’s quarterly performance for the years ended December 31, 2020 and 2019 (dollars in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
For the Year 2020
Interest and dividend income	$171,325	$162,867	$157,414	$161,847
Interest expense	36,317	25,562	20,033	16,243
Net interest income	135,008	137,305	137,381	145,604
Provision for credit losses	60,196	34,200	6,558	(13,813)
Net interest income after provision for credit losses	74,812	103,105	130,823	159,417
Noninterest income(1)	28,907	35,932	34,407	32,241
Noninterest expenses	95,645	102,814	93,222	121,668
Income before income taxes	8,074	36,223	72,008	69,990
Income tax expense	985	5,514	11,008	10,560
Income from continuing operations	$7,089	$30,709	$61,000	$59,430
Discontinued operations, net of tax	—	—	—	—
Net income	7,089	30,709	61,000	59,430
Dividends on preferred stock	—	—	2,691	2,967
Net income available to shareholders	$7,089	$30,709	$58,309	$56,463
Earnings per share, basic	$0.09	$0.39	$0.74	$0.72
Earnings per share, diluted	$0.09	$0.39	$0.74	$0.72
Basic weighted average number of common shares outstanding	79,290,352	78,711,765	78,714,353	78,721,530
Diluted weighted average number of common shares outstanding	79,317,382	78,722,690	78,725,346	78,740,351
For the Year 2019
Interest and dividend income	$165,652	$181,125	$178,345	$174,211
Interest expense	38,105	42,531	41,744	39,081
Net interest income	127,547	138,594	136,601	135,130
Provision for credit losses	3,792	5,300	9,100	2,900
Net interest income after provision for credit losses	123,755	133,294	127,501	132,230
Noninterest income(2)	24,938	30,578	48,106	29,193
Noninterest expenses	106,728	105,608	111,687	94,318
Income before income taxes	41,965	58,264	63,920	67,105
Income tax expense	6,249	9,356	10,724	11,227
Income from continuing operations	$35,716	$48,908	$53,196	55,878
Discontinued operations, net of tax	$(85)	(85)	42	(42)
Net income	35,631	48,823	53,238	55,836
Dividends on preferred stock	—	—	—	—
Net income available to shareholders	$35,631	$48,823	$53,238	$55,836
Earnings per share, basic	$0.47	$0.59	$0.65	$0.69
Earnings per share, diluted	$0.47	$0.59	$0.65	$0.69
Basic weighted average number of common shares outstanding	76,472,189	82,062,585	81,769,193	80,439,007
Diluted weighted average number of common shares outstanding	76,533,066	82,125,194	81,832,868	80,502,269
(1)	Second quarter 2020 includes $10.3 million in gains on securities transactions. All other quarterly results for 2020 include an immaterial amount of gains on securities transactions.
(2)	Third quarter 2019 includes $7.1 million in gains on securities transactions. All other quarterly results for 2019 include an immaterial amount of gains on securities transactions.

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

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic Union Bankshares Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020. As explained below, auditing the Company’s allowance for loan and lease losses, including adoption of the change in method of accounting for credit losses, was a critical audit matter.

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

Allowance for Loan and Lease Losses

Description of the Matter

As discussed above and in Note 1 and Note 4 to the consolidated financial statements, the Company changed its method of accounting for credit losses on January 1, 2020 when the Company adopted the Financial Accounting Standards Board Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which resulted in an increase to the allowance for loan and lease losses (ALLL or allowance) of $47.5 million. At December 31, 2020, the Company’s ALLL was $160.5 million. As more fully described in Note 1 and Note 4 of the consolidated financial statements, the Company’s ALLL represents management’s current estimate of expected credit losses over the life of the held for investment (HFI) loan portfolio. The ALLL is estimated by applying statistical loss forecasting models to loan balances pooled by call code and credit risk indicator, with the exception of certain consumer pools that use vintage and loss rate methods. The models use economic forecast assumptions to estimate credit losses over a two year forecast period before reverting to mean historical loss rates on a straight-line basis over the following two year period. The Company considers qualitative factors to adjust model output when estimating the ALLL to account for model limitations, including uncertainty regarding the extent and duration of current economic conditions and its impact on future credit losses.

Auditing the ALLL was especially challenging and highly judgmental due to qualitative factors management leverages when setting the ALLL to adjust estimated credit losses for economic forecasts and model limitations.

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the ALLL process that included, among others, controls over the accuracy of data and key model inputs such as loan risk ratings, the development, operation, and monitoring of the models, and management review controls over the use of qualitative factors.

How We Addressed the Matter in Our Audit

We involved EY specialists in testing management’s statistical models, including evaluating model design and methodology, model performance, and testing key model assumptions and the economic forecast used by the ALLL models. We also used EY specialists to assist us in testing key model inputs, including the accuracy of risk ratings and underlying collateral valuations. To test the qualitative component of the allowance, we performed audit procedures that included, among others, assessing the appropriateness of the methodology and the consistency of its application, comparing certain economic data points used to support the qualitative factors to third party data, and re-computing components of the qualitative estimation that were quantitatively derived. We inspected management’s documentation supporting the use of qualitative factors, tested the completeness of the data supporting the measurement of those factors, and compared changes in those factors to prior periods. We also compared the collective ALLL estimate, inclusive of the qualitative component, to prior periods and industry peers through use of allowance coverage ratios and charge-off experience for potential contrary evidence.

Goodwill Impairment Analysis

Description of the Matter

At December 31, 2020, the Company’s goodwill was $935.6 million recorded across one reporting unit. As discussed in Note 1 and Note 6 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level by comparing the fair value of the reporting unit to its carrying value. In performing the test, management used both market and income valuation approaches. The income approach includes a discounted cash flow analysis to estimate the fair value of the reporting unit. Management engages a third-party valuation specialist to assist with its impairment analysis. The Company performed its annual impairment testing in the second quarter of 2020 and determined there was no impairment to its goodwill.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the Company’s financial forecast, the discount rate and terminal value, which are affected by expectations about future market or economic conditions, including uncertainty resulting from the COVID-19 pandemic.

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s goodwill impairment analysis process, including controls over management’s review of the significant assumptions described above.

How We Addressed the Matter in Our Audit

To test the appropriateness of management’s assessment process, with the support of EY valuation specialists, we performed audit procedures that included, among others, assessing the goodwill impairment methodology and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. With the support of our specialists, we compared the significant assumptions used by management to current industry and economic trends. We assessed the reasonableness of management’s estimates, including current market participant information such as interest rate forecasts. We compared prior year forecasts to current year actual performance. We also tested management’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company and then assessed the resulting premium using information from recent industry transactions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Richmond, Virginia

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Opinion on Internal Control over Financial Reporting

We have audited Atlantic Union Bankshares Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atlantic Union Bankshares Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

February 26, 2021

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(Dollars in thousands, except share data)

	2020	2019
ASSETS
Cash and cash equivalents:
Cash and due from banks	$172,307	$163,050
Interest-bearing deposits in other banks	318,974	234,810
Federal funds sold	2,013	38,172
Total cash and cash equivalents	493,294	436,032
Securities available for sale, at fair value	2,540,419	1,945,445
Securities held to maturity, at carrying value	544,851	555,144
Restricted stock, at cost	94,782	130,848
Loans held for sale, at fair value	96,742	55,405
Loans held for investment, net of deferred fees and costs	14,021,314	12,610,936
Less allowance for loan and lease losses	160,540	42,294
Total loans held for investment, net	13,860,774	12,568,642
Premises and equipment, net	163,829	161,073
Goodwill	935,560	935,560
Amortizable intangibles, net	57,185	73,669
Bank owned life insurance	326,892	322,917
Other assets	514,121	378,255
Total assets	$19,628,449	$17,562,990
LIABILITIES
Noninterest-bearing demand deposits	$4,368,703	$2,970,139
Interest-bearing deposits	11,354,062	10,334,842
Total deposits	15,722,765	13,304,981
Securities sold under agreements to repurchase	100,888	66,053
Other short-term borrowings	250,000	370,200
Long-term borrowings	489,829	1,077,495
Other liabilities	356,477	231,159
Total liabilities	16,919,959	15,049,888
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	—
Common stock, $1.33 par value	104,169	105,827
Additional paid-in capital	1,917,081	1,790,305
Retained earnings	616,052	581,395
Accumulated other comprehensive income (loss)	71,015	35,575
Total stockholders' equity	2,708,490	2,513,102
Total liabilities and stockholders' equity	$19,628,449	$17,562,990

Common shares outstanding	78,729,212	80,001,185
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	—
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(Dollars in thousands, except per share amounts)

	2020	2019	2018

Interest and dividend income:
Interest and fees on loans	$574,871	$612,115	$469,856
Interest on deposits in other banks	1,270	3,733	2,125
Interest and dividends on securities:
Taxable	43,585	51,437	36,851
Nontaxable	33,728	32,047	19,956
Total interest and dividend income	653,454	699,332	528,788

Interest expense:
Interest on deposits	75,943	114,972	59,336
Interest on short-term borrowings	1,691	15,479	18,458
Interest on long-term borrowings	20,522	31,009	24,303
Total interest expense	98,156	161,460	102,097

Net interest income	555,298	537,872	426,691
Provision for credit losses	87,141	21,092	13,736
Net interest income after provision for credit losses	468,157	516,780	412,955

Noninterest income:
Service charges on deposit accounts	25,251	30,202	25,439
Other service charges, commissions and fees	6,292	6,423	5,603
Interchange fees	7,184	14,619	18,803
Fiduciary and asset management fees	23,650	23,365	16,150
Mortgage banking income	25,857	10,303	—
Gains (losses) on securities transactions	12,294	7,675	383
Bank owned life insurance income	9,554	8,311	7,198
Loan-related interest rate swap fees	15,306	14,126	3,554
Gain on Shore Premier sale	—	—	19,966
Other operating income	6,098	17,791	7,145
Total noninterest income	131,486	132,815	104,241
Noninterest expenses:
Salaries and benefits	206,662	195,349	159,378
Occupancy expenses	28,841	29,793	25,368
Furniture and equipment expenses	14,923	14,216	11,991
Technology and data processing	25,929	23,686	18,397
Professional services	13,007	11,905	10,283
Marketing and advertising expense	9,886	11,566	10,043
FDIC assessment premiums and other insurance	9,971	6,874	6,644
Other taxes	16,483	15,749	11,542
Loan-related expenses	9,515	10,043	7,206
OREO and credit-related expenses	2,023	4,708	4,131
Amortization of intangible assets	16,574	18,521	12,839
Merger-related costs	—	27,824	39,728
Rebranding expense	—	6,455	—
Loss on debt extinguishment	31,116	16,397	—
Other expenses	28,419	25,254	20,217
Total noninterest expenses	413,349	418,340	337,767
Income from continuing operations before income taxes	186,294	231,255	179,429
Income tax expense	28,066	37,557	30,016
Income from continuing operations	$158,228	$193,698	$149,413
Discontinued operations:
Loss from operations of discontinued mortgage segment	$—	$(230)	$(4,280)
Income tax benefit	—	(60)	(1,115)
Loss on discontinued operations	—	(170)	(3,165)
Net income	158,228	193,528	146,248
Dividends on preferred stock	5,658	—	—
Net income available to common shareholders	$152,570	$193,528	$146,248

Basic earnings per common share	$1.93	$2.41	$2.22
Diluted earnings per common share	$1.93	$2.41	$2.22
Dividends declared per common share	$1.00	$0.96	$0.88
Basic weighted average number of common shares outstanding	78,858,726	80,200,950	65,859,165
Diluted weighted average number of common shares outstanding	78,875,668	80,263,557	65,908,573

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(Dollars in thousands)

	2020	2019	2018
Net income	$158,228	$193,528	$146,248
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(699)	(5,103)	1,087
Reclassification adjustment for losses included in net income (net of tax, $394, $2,051, and $259 for the years ended December 31, 2020, 2019, 2018 respectively) (1)	1,481	7,714	975
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $12,227, $13,262, and $2,847 for the years ended December 31, 2020, 2019, 2018 respectively)	45,996	49,890	(10,711)
Reclassification adjustment for gains included in net income (net of tax, $2,582, $1,611, and $95 for the years ended December 31, 2020, 2019, 2018 respectively) (2)	(9,712)	(6,064)	(362)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $5, $5, and $109 for the years ended December 31, 2020, 2019, 2018 respectively) (3)	(20)	(20)	(408)
Bank owned life insurance:
Unrealized holding losses arising during period	(2,098)	(646)	—
Reclassification adjustment for losses included in net income (4)	492	77	76
Other comprehensive income (loss)	35,440	45,848	(9,343)
Comprehensive income	$193,668	$239,376	$136,905

(1)	The gross amounts reclassified into earnings for the year ended December 31, 2020 included a $1.8 million loss related to the termination of a cash flow hedge that is reported in “Other operating income” with the corresponding income tax effect being reflected as a component of income tax expense. The remaining gross amounts are reported in the interest income and interest expense sections of the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(2)	The gross amounts reclassified into earnings are reported as "Gains on securities transactions" on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(3)	The gross amounts reclassified into earnings are reported within interest income on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(4)	Reclassifications in earnings are reported in "Salaries and benefits" expense on the Company’s Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(Dollars in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2017	$57,744	$—	$610,001	$379,468	$(884)	$1,046,329
Net income - 2018				146,248		146,248
Other comprehensive income (net of taxes of $2,792)					(9,343)	(9,343)
Issuance of common stock in regard to acquisitions (21,922,077 shares)(1)	29,156		765,653			794,809
Dividends on common stock ($0.88 per share)				(58,001)		(58,001)
Issuance of common stock under Equity Compensation Plans (121,438 shares)	162		2,185			2,347
Issuance of common stock for services rendered (23,581 shares)	31		883			914
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (118,058 shares)	157		(3,065)			(2,908)
Cancellation of Warrants			(1,530)			(1,530)
Impact of adoption of new guidance				(370)	(46)	(416)
Stock-based compensation expense			6,132			6,132
Balance - December 31, 2018	87,250	—	1,380,259	467,345	(10,273)	1,924,581
Net income - 2019				193,528		193,528
Other comprehensive income (net of taxes of $13,697)					45,848	45,848
Issuance of common stock in regard to acquisitions (15,842,026 shares)	21,070		478,904			499,974
Dividends on common stock ($0.96 per share)				(78,345)		(78,345)
Stock purchased under stock repurchase plan (2,171,944 shares)	(2,889)		(77,391)			(80,280)
Issuance of common stock under Equity Compensation Plans (78,098 shares)	104		1,884			1,988
Issuance of common stock for services rendered (25,744 shares)	34		876			910
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (193,884 shares)	258		(2,559)			(2,301)
Impact of adoption of new guidance				(1,133)		(1,133)
Stock-based compensation expense			8,332			8,332
Balance - December 31, 2019	105,827	—	1,790,305	581,395	35,575	2,513,102
Net income - 2020				158,228		158,228
Other comprehensive income (net of taxes of $10,034)					35,440	35,440
Issuance of preferred stock (17,250 shares)		173	166,183			166,356
Dividends on common stock ($1.00 per share)				(78,860)		(78,860)
Dividends on preferred stock ($328.48 per share)				(5,658)		(5,658)
Stock purchased under stock repurchase plan (1,493,472 shares)	(1,985)		(47,894)			(49,879)
Issuance of common stock under Equity Compensation Plans (46,010 shares)	61		952			1,013
Issuance of common stock for services rendered (30,780 shares)	40		764			804
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (169,587 shares)	226		(2,487)			(2,261)
Impact of adoption of ASC 326				(39,053)		(39,053)
Stock-based compensation expense			9,258			9,258
Balance - December 31, 2020	$104,169	$173	$1,917,081	$616,052	$71,015	$2,708,490
(1)	Includes conversion of Xenith warrants to the Company’s warrants.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	2020	2019	2018
Operating activities (1) (3):
Net income	$158,228	$193,528	$146,248
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	15,218	15,032	13,725
Writedown of foreclosed properties and former bank premises	5,526	1,906	1,324
Amortization, net	27,888	24,944	12,603
Accretion related to acquisitions, net	(8,397)	(7,899)	(6,711)
Provision for credit losses	87,141	21,092	13,551
Gains on securities transactions, net	(12,294)	(7,675)	(383)
BOLI income	(9,554)	(8,311)	(7,198)
Deferred tax expense	2,690	15,057	17,821
Originations and purchases of loans held for sale	(764,809)	(345,116)	—
Proceeds from sales of loans held for sale	723,351	312,543	—
Losses (gains) on sales of foreclosed properties and former bank premises, net	29	102	(220)
Losses on debt extinguishment	31,116	16,397	—
Gain on sale of Shore Premier loans	—	—	(19,966)
Goodwill impairment losses	—	—	864
Stock-based compensation expenses	9,258	8,332	6,132
Issuance of common stock for services	804	910	914
Decrease (increase) in loans held for sale from discontinued operations, net	—	—	40,662
Net increase in other assets	(138,189)	(57,859)	(26,606)
Net increase in other liabilities	103,916	11,816	24,005
Net cash provided by operating activities	231,922	194,799	216,765
Investing activities:
Purchases of AFS securities, restricted stock, and other investments	(1,165,302)	(444,398)	(1,047,611)
Purchases of HTM securities	—	(47,217)	(485,629)
Proceeds from sales of AFS securities and restricted stock	257,945	514,070	515,764
Proceeds from maturities, calls and paydowns of AFS securities	395,993	247,770	173,597
Proceeds from maturities, calls and paydowns of HTM securities	6,963	3,142	—
Proceeds from sale of marketable equity securities	—	—	28,913
Proceeds from sale of loans held for investment	—	—	581,324
Net increase in loans held for investment	(1,393,424)	(741,146)	(704,582)
Net increase in premises and equipment	(29,573)	(15,892)	1,698
Proceeds from BOLI settlements	5,029	—	—
Proceeds from sales of foreclosed properties and former bank premises	4,063	12,118	6,295
Cash paid in acquisitions	—	(12)	(14,304)
Cash acquired in acquisitions	—	46,164	174,496
Net cash used in investing activities	(1,918,306)	(425,401)	(770,039)
Financing activities:
Net increase in noninterest-bearing deposits	1,398,564	191,125	81,028
Net increase in interest-bearing deposits	1,019,352	916,656	351,084
Net increase (decrease) in short-term borrowings	(85,365)	(872,229)	58,645
Cash paid for contingent consideration	—	(565)	(565)
Proceeds from issuance of long-term debt	—	550,000	225,000
Repayments of long-term debt	(619,616)	(220,614)	(40,000)
Cash dividends paid - common stock	(78,860)	(78,345)	(58,001)
Cash dividends paid - preferred stock	(5,658)	—	—
Cancellation of warrants	—	—	(1,530)
Repurchase of common stock	(49,879)	(80,280)	—
Issuance of common stock	1,013	1,988	2,347
Issuance of preferred stock, net	166,356	—	—
Vesting of restricted stock, net of shares held for taxes	(2,261)	(2,301)	(2,908)
Net cash provided by financing activities	1,743,646	405,435	615,100
Increase in cash and cash equivalents	57,262	174,833	61,826
Cash, cash equivalents and restricted cash at beginning of the period	436,032	261,199	199,373
Cash, cash equivalents and restricted cash at end of the period	$493,294	$436,032	$261,199

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(Dollars in thousands)

	2020	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$101,045	$159,934	$99,227
Income taxes	26,103	25,058	10,830

Supplemental schedule of noncash investing and financing activities
Transfers from loans to foreclosed properties	615	1,878	493
Transfers from bank premises to OREO	7,949	—	—
Transfers to LHFI from LHFS	(1,050)	—	—
Stock received as consideration for sale of loans held for investment	—	—	28,913
Securities transferred from HTM to AFS	—	—	187,425
Issuance of common stock in exchange for net assets in acquisition	—	499,974	794,809

Transactions related to acquisitions
Assets acquired	—	2,849,673	3,253,328
Liabilities assumed (2)	—	2,558,063	2,873,718

See accompanying notes to consolidated financial statements.

(1)	Discontinued operations have an immaterial impact to the Company’s Consolidated Statements of Cash Flows. The change in goodwill impairment losses included in the Operating Activities section above are attributable to discontinued operations.

(2)	2018 includes contingent consideration related to DHFB and OAL acquisitions.
(3)	Loans held for sale activity is included in the Operating Activities section above. Due to the increased mortgage related activity during 2020 and 2019, the loans held for sale activity is segregated between originations and purchases of loans held for sale and proceeds from sales of loans held for sale. 2018 loans held for sale activity is included in the change in loans held for sale and is attributable to discontinued operations which has an immaterial impact on the Company’s Consolidated Statements of Cash Flows.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company - Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank had 134 branches and approximately 155 ATMs located throughout Virginia, and in portions of Maryland and North Carolina as of December 31, 2020. Middleburg Financial is a brand name used by Atlantic Union Bank and certain affiliates when providing trust, wealth management, private banking, and investment advisory products and services. Certain non-bank affiliates of Atlantic Union Bank include: Old Dominion Capital Management, Inc., and its subsidiary, Outfitter Advisors, Ltd., and Dixon, Hubard, Feinour & Brown, Inc., which provide investment advisory services; Middleburg Investment Services, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Effective May 17, 2019, Union Bankshares Corporation changed its name to Atlantic Union Bankshares Corporation and Union Bank & Trust changed its name to Atlantic Union Bank.

Impact of COVID-19 - On March 13, 2020, the United States President declared a national emergency in the face of a growing public health and economic crisis due to the COVID-19 global pandemic. Within a few days of the declaration of a national emergency, governors of states comprising the Company’s geographic footprint issued states of emergency in response to the novel COVID-19. As a result of this pandemic, actions were taken around the world to help mitigate the spread of COVID 19, which have impacted the economies and financial markets of many countries, including the geographical area in which the Company operates. On March 27, 2020, the CARES Act was signed into law. The CARES Act is designated to provide financial relief to the American people and American businesses in response to the economic fallout from COVID-19. On March 22, 2020, the five federal bank regulatory agencies and the Conference of State Bank Supervisors issued joint guidance (subsequently revised on April 7, 2020) with respect to loan modifications for borrowers affected by COVID-19. The CARES Act, as well as the March 22 Joint Guidance, provide enhanced guidelines and accounting for COVID-19 related modifications.

The federal banking regulators have confirmed with FASB that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current (i.e., less than 30 days past due on contractual payments) prior to any loan modification are not considered TDRs.

In addition, Section 4013 of the CARES Act, as amended by the CAA, provides banks, savings associations, and credit unions with the ability to make loan modifications related to COVID-19 without categorizing the loan as a TDR or conducting the analysis to make the determination, which is intended to streamline the loan modification process. Any such suspension is effective for the term of the loan modification; however, the suspension is only permitted for loan modifications made during the effective period of Section 4013 and only for those loans that were not more than thirty days past due as of December 31, 2019. The relief afforded by Section 4013 of the CARES Act, as amended by the CAA, is available to loans modified between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency and January 1, 2022.

During 2020, the Company participated in the SBA PPP under the CARES Act, which was intended to provide economic relief to small businesses that have been adversely impacted by the COVID-19 global pandemic. The Company processed over 11,000 PPP loans pursuant to the CARES Act, which totaled $1.7 billion with a recorded investment of $1.2 billion and unamortized deferred fees of $17.6 million as of December 31, 2020. The loans carry a 1% interest rate. In addition to an insignificant amount of PPP loan pay offs, the Company began processing PPP loans for forgiveness during the fourth quarter of 2020. In the aggregate, the Company processed forgiveness for approximately 3,100 PPP loans for an aggregate forgiven principal amount of approximately $429.3 million

Certain provisions of the CARES Act, including additional PPP funding, were extended as a result of the CAA, which was signed into law on December 27, 2020. The Company began accepting applications on January 19, 2021 for additional PPP loans pursuant to the CAA.

Principles of Consolidation - The accounting policies and practices of Atlantic Union Bankshares Corporation and subsidiaries conform to GAAP and follow general practices within the banking industry. The consolidated financial statements include the accounts of the Company, which is a financial holding company and a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Atlantic Union Bank, which owns Union Insurance Group, LLC, Old Dominion Capital Management, Inc., Dixon, Hubard, Feinour & Brown, Inc., and Atlantic Union Equipment Finance, Inc. Atlantic Union Bank and subsidiary trusts were formed for the purpose of issuing redeemable trust preferred capital notes in connection with two of the Company’s acquisitions prior to 2006. The Company’s subsidiary trusts were formed for the purpose of issuing redeemable trust preferred capital notes, including in connection with prior acquisitions by the Company. ASC 860, Transfers and Servicing, precludes the Company from consolidating the Company’s subsidiary trusts (the Trusts). The subordinated debts payable to the Trusts are reported as liabilities of the Company. All significant inter-company balances and transactions have been eliminated.

Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALLL, the valuation of goodwill and intangible assets, foreclosed property and former bank premises, deferred tax assets and liabilities, the ACL assessment for HTM and AFS securities, and the fair value of financial instruments.

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

Business Combinations and Divestitures - Business combinations are accounted for under ASC 805 using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company utilizes third party valuations, appraisals, and internal valuations based on discounted cash flow analysis or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquiree and the closing date and apply applicable recognition principles and conditions. If they are necessary to implement its plan to exit an activity of an acquiree, costs that the Company expects, but is not obligated, to incur in the future are not liabilities at the acquisition date, nor are costs to terminate the employment or relocate an acquiree’s employees. The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable GAAP.

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

Restricted cash is disclosed in Note 10 “Commitments and Contingencies” and is comprised of cash maintained at various correspondent banks as collateral for the Company’s derivative portfolio and is included in interest-bearing deposits in other banks on the Company’s Consolidated Balance Sheets. In addition, the Company is required to maintain reserve balances with the FRB based on the type and amount of deposits; however, on March 15, 2020 the FRB announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020 due to economic conditions, which eliminated the reserve requirement for all depository institutions.

Investment Securities - Investment securities held by the Company are classified as either AFS or HTM at the time of purchase and reassessed periodically, based on management’s intent. Additionally, the Company also holds equity securities and restricted stock with the FRB and FHLB, which are not subject to the investment security classifications.

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

Restricted Stock, at cost - due to restrictions placed upon the Company’s common stock investments in the FRB and FHLB, these securities have been classified as restricted equity securities and carried at cost. The FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the member’s total assets at December 31, 2020 and 2019. The FRB requires the Company to maintain stock with a par value equal to 6% of its outstanding capital.

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

There is currently no ACL held against the Company’s AFS securities portfolio at December 31, 2020. See Note 3 “Securities,” for additional information on the Company’s ACL analysis. If unrealized losses are related to credit quality, the Company estimates the credit related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, an ACL shall be recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis. Non-credit related declines in fair value are recognized in other comprehensive income, net of applicable taxes. Changes in the ACL are recorded as a provision for or reversal of credit loss expense. Charge-offs are recorded against the ACL when management believes the AFS security is no longer collectible. A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent.

The Company evaluates the credit risk of its HTM securities on at least a quarterly basis. Management estimates expected credit losses on held-to-maturity debt securities based on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. Management recorded an immaterial ACL on HTM securities as a result of the adoption of ASC 326, and no additional changes were needed at year ended December 31, 2020.

Loans Held for Sale - Loans held for sale consist of residential real estate loans originated for sale in the secondary market. Credit risk associated with such loans is mitigated by entering into sales commitments with third party investors to purchase the loans when they are originated. This practice has the effect of minimizing the amount of such loans that are unsold and the interest rate risk at any point in time. The Company does not service these loans after they are sold. The Company records loans held for sale via the fair value option. For further information regarding the fair value method and assumptions, refer to Note 14 “Fair Value Measurements.” The change in fair value of loans held for sale is recorded as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for any charge-offs, the ALLL, and any deferred fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Below is a summary of the current loan portfolios:

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

Multifamily Real Estate - loans made to real estate investors to support permanent financing for multifamily residential income producing properties that rely on the successful operation of the property for repayment. This management mainly involves property maintenance, re-leasing upon tenant turnover and collection of rents due from tenants. This type of lending carries a lower level of risk, as compared to other commercial lending. In addition, underwriting requirements for multifamily properties are stricter than for other non-owner-occupied property types. The Company manages this risk by avoiding concentrations with any particular customer and, if necessary in any particular submarket.

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

Residential 1-4 Family - Consumer - loans generally made to consumer residential borrowers. The Residential 1-4 Family - Consumer loan portfolio carries risks associated with the creditworthiness of the borrower and changes in loan- to-value ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, experienced underwriting, requiring standards for appraisers, and not making subprime loans.

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

Consumer - included in this category are loans purchased through various third-party lending programs. These portfolios include consumer loans and carry risks associated with the borrower, changes in the economic environment, and the vendors themselves. The Company manages these risks through policies that require minimum credit scores and other underwriting requirements, robust analysis of actual performance versus expected performance, as well as ensuring compliance with the Company’s vendor management program.

Other Commercial - portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment. The Company manages these risks through policies and procedures such as experienced underwriting, maximum debt to income ratios, and minimum borrower credit scores. Loans that support small business lines of credit and agricultural lending are included in this category; however, neither are a material source of business for the Company.

Nonaccruals, Past Dues, and Charge-offs

The policy for placing commercial loans on nonaccrual status is generally when the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged-off when management judges the loan to be uncollectible but generally no later than 120 days past due for non-real estate secured loans and 180 days for real estate secured loans. Non-real estate secured consumer loans are generally not placed on nonaccrual status prior to charge off. Commercial loans are typically written down to net realizable value when it is determined that the Company will be unable to collect the principal amount in full and the amount is a confirmed loss. Loans in all classes of portfolios are considered past due or delinquent when a contractual payment has not been satisfied. Loans are placed on nonaccrual status or charged off at an earlier date if collection of principal and interest is considered doubtful and in accordance with regulatory requirements. In response to the COVID-19 pandemic, the Company offered short-term loan modifications to assist borrowers. The Company enhanced the monitoring over loans that received modifications, specifically full principal and interest payment deferrals, and considered nonaccrual treatment at which time the Company no longer expected to collect all principal and interest over the life of the loan. The process for charge-offs is discussed in detail within the “Allowance for Loan and Lease Losses” section of this Note 1.

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

Allowance for Loan and Lease Losses - The provision for loan losses is an amount sufficient to bring the ALLL to an estimated balance that management considers adequate to absorb expected losses in the portfolio. The ALLL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ALLL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged off amounts are recorded as increases to the ALLL; however, expected recoveries do not exceed the aggregate of amounts previously charged-off.

Management’s determination of the adequacy of the ALLL is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The ALLL is estimated using a loan-level PD/LGD method for all loans with the exception of its auto and third party consumer lending portfolios. For auto and third party consumer lending portfolios, the Company has elected to pool those loans based on similar risk characteristics to determine the ALLL using vintage and loss rate methods.

While management uses available information to estimate expected losses on loans, future changes in the ALLL may be necessary based on changes in portfolio composition, portfolio credit quality, and/or economic conditions.

Determining the Contractual Term

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extensions or renewal options are included in the original or modified contract at the reporting date and are not unconditionally legally cancelable by the Company.

The Company’s ALLL measures the expected lifetime loss using pooled assumptions and loan-level details for financial assets that share common risk characteristics and evaluates an individual reserve in instances where the financial assets do not share the same risk characteristics.

Collectively Assessed Reserve Consideration

Loans that share common risk characteristics are considered collectively assessed. Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics.

Quantitative loss estimation models have been developed based largely on internal historical data at the loan and portfolio levels from 2005 through the current period and the economic conditions during the same time period. Expected losses for the Company’s collectively assessed loan segments are estimated using a number of quantitative methods including PD/LGD, Vintage, and Loss Rate.

As part of its qualitative framework, the Company evaluates its current underwriting standards, geographic footprint, national and international current and forecasted economic conditions, expected government stimulus, and other factors to estimate the impact that changes in these factors may have on expected loan losses.

The Company’s ALLL for the current period is based on a two-year reasonable and supportable forecast period with a straight-line reversion over the next two years to long-term average loss factors.

Individually Assessed Reserve Consideration

Loans that do not share risk characteristics are evaluated on an individual basis. The individual reserve component relates to loans that have shown substantial credit deterioration as measured by risk rating and/or delinquency status. In addition, the Company has elected the practical expedient that would include loans for individual assessment consideration if the repayment of the loan is expected substantially through the operation or sale of collateral because the borrower is experiencing financial difficulty. Where the source of repayment is the sale of collateral, the ALLL is based on the fair value of the underlying collateral, less selling costs, compared to the amortized cost basis of the loan. If the ALLL is based on the operation of the collateral, the reserve is calculated based on the fair value of the collateral calculated as the present value of expected cash flows from the operation of the collateral, compared to the amortized cost basis. If the Company determines that the value of a collateral dependent loan is less than the recorded investment in the loan, the Company charges off the deficiency if it is determined that such amount is deemed uncollectible. Typically, a loss is confirmed when the Company is moving toward foreclosure or final disposition.

The Company obtains appraisals from a pre-approved list of independent, third party appraisers located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained by the Company’s REVG to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal REVG, which reports to the Enterprise Risk Management group, performs either a technical or administrative review of all appraisals obtained in accordance with the Company’s Appraisal Policy. The Appraisal Policy mirrors the Federal regulations governing appraisals, specifically the Interagency Appraisal and Evaluation Guidelines and FIRREA. A technical review will ensure the overall quality of the appraisal, while an administrative review ensures that all of the required components of an appraisal are present. Independent appraisals or valuations are obtained on all individually assessed loans, as well as updated every twelve months for all individually assessed loans. Adjustments to real estate appraised values are only permitted to be made by the REVG. The individually assessed analysis is reviewed and approved by senior Credit Administration officers and the Special Assets Loan Committee. External valuation sources are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. The ALLL on loans individually assessed is updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews include annual commercial loan reviews performed by the Company’s commercial bankers in accordance with CLP, relationship reviews that accompany annual loan renewals, and independent reviews by its Loan Review Group. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator. Consumer loans are not risk rated unless past due status, bankruptcy, or other event results in the assignment of a Substandard or worse risk rating in accordance with the consumer loan policy.

Governance

The Company’s Allowance Committee, which reports to the Audit Committee and contains representatives from both the Company’s finance and risk teams, is responsible for approving the Company’s estimate of expected credit losses and resulting ALLL. The Allowance Committee considers the quantitative model results and qualitative factors when approving the final ALLL. The Company’s ALLL model is subject to the Company’s models risk management program which is overseen by the Model Risk Management Committee which reports to the Company’s Board Risk Committee.

Acquired Loans – The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Acquired loans are recorded at their fair value at acquisition date without carryover of the acquiree’s previously established ALLL, as credit discounts are included in the determination of fair value. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans are also classified as either or PCD or acquired performing. The acquired loans are subject to the Company’s ALLL Policy upon acquisition.

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

PCD loans reflect loans that have experienced more-than-insignificant credit deterioration since origination, as it is probable at acquisition that the Company will not be able to collect all contractually required payments. These PCD loans are accounted for under ASC 326. The PCD loans are segregated into pools based on loan type and credit risk. Loan type is determined based on collateral type, purpose, and lien position. Credit risk characteristics include risk rating groups, nonaccrual status, and past due status. For valuation purposes, these pools are further disaggregated by maturity, pricing characteristics, and re-payment structure.

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

Troubled Debt Restructurings - In situations where for economic or legal reasons related to a borrower’s financial condition, the Company grants a concession in the loan structure to the borrower that it would not otherwise consider, the related loan is classified as a TDR. With the exception of loans with interest rate concessions, the ALLL on a TDR is measured using the same method as all other loans held for investment. For loans with interest rate concessions, the Company uses a discounted cash flow approach using the original interest rate. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms as early as possible. These modified terms may include extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and avoid foreclosure or repossession of the collateral, such as rate reductions, and principal or interest forgiveness. Restructured loans with no rate concession may subsequently be eligible to be removed from reportable TDR status in periods subsequent to the restructuring depending on the performance of the loan.

The Company reviews previously restructured loans quarterly in order to determine whether any have performed, subsequent to the restructure, at a level that would allow for them to be removed from reportable TDR status. The Company generally would consider a change in this classification if the borrower is no longer experiencing financial difficulty, the loan is current or less than 30 days past due at the time the status change is being considered, and the loan has performed under the restructured terms for a consecutive twelve-month period. A loan may also be considered for removal from TDR status as a result of a subsequent restructure under certain restrictive circumstances. The removal of TDR designations must be approved by the Company's Special Asset Loan Committee.

Loan modifications made under the March 22 Joint Guidance and CARES Act, as amended by the CAA, were suspended from TDR evaluation.

Reserve for Unfunded Commitments - The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The RUC is adjusted as a provision for credit loss expense and is measured using the same measurement objectives as the ALLL. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded and is included in “Other Liabilities” on the Company’s Consolidated Balance Sheets.

Accrued Interest Receivable - The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ALLL, as well as the ACL reserve for securities. Accrued interest receivable totaled $56.7 million on loans held for investment, $6.8 million on HTM securities, and $11.9 million on AFS securities at December 31, 2020 and is included in “Other Assets” on the Company’s Consolidated Balance Sheets. The Company’s policy is to write off accrued interest receivable through reversal of interest income when it becomes probable the Company will not be able to collect the accrued interest. For the year ended December 31, 2020, accrued interest receivable write offs were not material to the Company’s consolidated financial statements.

Premises and Equipment - Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the type of asset involved. The Company’s policy is to capitalize additions and improvements and to depreciate the cost thereof over their estimated useful lives ranging from 3 years to 50 years. Leasehold improvements are amortized over the shorter of the life of the related lease or the estimated life of the related asset. Maintenance and repairs are expensed as they are incurred.

Goodwill and Intangible Assets - The Company has an aggregate goodwill balance of $935.6 million associated with previous merger transactions, which is primarily associated with commercial banking. The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Goodwill is the only intangible asset with an indefinite life included on the Company’s Consolidated Balance Sheets.

Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 4 to 10 years, to their estimated residual values.

Long-lived assets, including purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the Company’s Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less costs to sell, would no longer depreciated. Management concluded that no circumstances indicating an impairment of these assets existed as of the balance sheet date.

The Company performs the analysis annually on April 30 of each year at the reporting unit level whereby the Company compares the estimated fair value of the reporting unit to its carrying value.

If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. The Company engaged a third-party valuation specialist to assist management in performing its annual goodwill impairment analysis. The last goodwill impairment analysis was conducted on April 30, 2020.

To determine the fair value of a reporting unit, the Company utilizes a combination of two separate quantitative methods, the market value approach, which considers comparable publicly-traded companies, and the income approach which estimates future cash flows. Critical assumptions that are used as part of these calculations include: the selection of comparable publicly-traded companies and selection of market comparable acquisition transactions. In addition, other key assumptions include the discount rate, the forecast of future earnings and cash flows of the reporting unit, economic conditions, which impact the assumptions related to interest and growth rates, and loss rates, the cost savings expected to be realized by a market participant, the control premium associated with the reporting unit and a relative weight given to the valuations derived by the two valuation methods.

At April 30, 2020, the Company determined that there was no impairment to its goodwill. The Company performed a sensitivity analysis on key assumptions and noted the 2020 forecast was significantly impacted by the uncertain factors associated with COVID-19, as well as macro-economic factors such as the interest rate forecasts and unemployment factors. Management also performed an additional qualitative review through December 31, 2020, and concluded that no impairment existed as of the balance sheet date.

Foreclosed Properties - Assets acquired through or in lieu of loan foreclosures are held for sale and are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. When the carrying amount exceeds the acquisition date fair value less selling costs, the excess is charged off against the ALLL. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell, any valuation adjustments occurring from post-acquisition reviews are charged to expense as incurred. Revenue and expenses from operations and changes in the valuation allowance are included in OREO and credit-related expenses, disclosed in a separate line item on the Company’s Consolidated Statements of Income.

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

Bank Owned Life Insurance - The Company has purchased life insurance on certain key employees and directors. These policies are recorded at their cash surrender value and are included in a separate line item on the Company’s Consolidated Balance Sheets. Income generated from policies is recorded as noninterest income. At December 31, 2020 and 2019, the Company also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $13.8 million and $12.1 million, respectively. The Company is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

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

During the normal course of business, the Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). For commitments issued in connection with potential loans intended for sale, the Bank enters into positions of forward month mortgage-backed securities to be announced (“TBA”) contracts on a mandatory basis or on a one-to-one forward sales contract on a best efforts basis. The Company enters into TBA contracts in order to control interest rate risk during the period between the rate lock commitment and mandatory sale of the mortgage loan. Both the rate lock commitment and the forward TBA contract is considered a derivative. A mortgage loan sold on a best efforts basis is locked into a forward sales contract with a counterparty on the same day as the rate lock commitment to control interest rate risk during the period between the commitment and the sale of the mortgage loan. Both the rate lock commitment and the forward sales contract are considered a derivative. As of December 31, 2018, there were no mortgage banking derivatives due to the wind down of UMG. Mortgage banking derivatives as of December 31, 2020 and 2019 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Affordable Housing Entities - The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing and historic tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. The Company accounts for its affordable housing entities using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For the years ended December 31, 2020 and 2019, the Company recognized amortization of $3.0 million and $1.9 million, respectively, and tax credits and tax savings of $3.6 million and $2.9 million, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these qualified affordable housing projects were $38.5 million and $29.6 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company’s recorded liability totaled $19.1 million and $12.0 million, respectively, for the related unfunded commitments, which are expected to be paid throughout the years 2021 - 2033.

Stock Compensation Plan - The Company issues equity awards to employees and directors through either stock awards, RSAs, or PSUs. The Company complies with ASC 718, which requires the costs resulting from all stock-based payments to employees be recognized in the financial statements.

The Company did not issue stock options in 2020, 2019 or 2018; however, the Company assumed additional stock options with the acquisition of Access. For the options assumed, the fair value of the stock options is estimated based on the date of acquisition, using the Black-Scholes option valuation. The converted option price of the Company’s common stock at acquisition was used for determining the associated compensation expense for nonvested stock awards. The valuation was used in 2020, 2019, and 2018 to determine the valuation of the stock options. The valuation employs the following assumptions:

•Dividend yield - calculated as the ratio of forecasted dividend yield per share of common stock;
•Expected life (term of the option) - based on the contractual life and vesting schedule for the respective option;

•Expected volatility - based on the monthly historical volatility of the Company’s stock price over the expected life of the options; and
•Risk-free interest rate - based upon the Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The fair value of PSUs granted in the years ended December 31, 2020, 2019, 2018 are determined and fixed on the grant date based on the Company’s stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation was used to determine the grant date fair value of PSUs granted for the years ended December 31, 2020, 2019 and 2018.

The fair value of RSAs and stock awards are based on the trading price of the Company’s stock on the date of the grant.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes on the Company’s Consolidated Statements of Income. The Company did not record any material interest or penalties for the periods ending December 31, 2020, 2019, or 2018 related to tax positions taken. As of December 31, 2020 and 2019, there were no accruals for uncertain tax positions. The Company and its wholly-owned subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

Advertising Costs - The Company expenses advertising costs as incurred.

Earnings Per Common Share – Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method.

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

Off Balance Sheet Credit Related Financial Instruments - In the ordinary course of business, the Company has entered into commitments to extend credit and letters of credit. Such financial instruments are recorded when they are funded. For more information and tables refer Note 10 “Commitments and Contingencies.”

Fair Value - The Company follows ASC 820 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. This codification clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

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

Concentrations of Credit Risk - Most of the Company’s activities are with customers located in the Commonwealth of Virginia. Securities AFS, loans, and financial instruments with off balance sheet risk also represent concentrations of credit risk and are discussed in Note 3 “Securities,” Note 4 “Loans and Allowance for Loan and Lease Losses,” and Note 12 “Stockholders’ Equity,” respectively.

Reclassifications – The accompanying consolidated financial statements and notes reflect certain reclassifications in prior periods to conform to the current presentation. Specifically, the Company reclassified Printing, Postage and Supplies and Training and Other Personnel costs from being separately presented to being contained within Other Expenses on the Consolidated Statements of Income. The Company updated the AFS and HTM investment category disclosures to align with Regulatory Reporting requirements. In addition, the Company reclassified the Loans Held for Sale activity previously presented as net on the Consolidated Statements of Cash Flow to origination and Purchases, Proceeds from Sales, Other Assets, and Oother Liabilities.

Adoption of New Accounting Standards - On January 1, 2019, the Company adopted ASC 842. The adoption of this standard required lessees to recognize right of use assets and lease liabilities on the Consolidated Balance Sheets and disclose key information about leasing arrangements. The Company adopted this ASU on January 1, 2019 under the modified retrospective approach. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to not reassess the lease classification of existing leases, as well as not reassess whether any expired or existing contracts are or contain a lease; and maintain consistent treatment of initial direct costs on existing leases. In addition, the Company elected the short-term lease exemption practical expedient in which leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets. The Company also elected the practical expedient related to accounting for lease and non-lease components as a single lease component. Adoption of this standard resulted in the Company recording a lease liability of $53.2 million and right of use assets of $48.9 million as of January 1, 2019. Operating leases have been included within other assets and other liabilities on the Company’s Consolidated Balance Sheets. The implementation of this standard resulted in a $1.1 million decrease to retained earnings. There was no impact on the Company’s Consolidated Statements of Cash Flows. Refer to Note 7 "Leases" for further discussion regarding the adoption.

On January 1, 2020, the Company adopted ASC 326. This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to- maturity debt securities. It also applies to unfunded credit exposures not accounted for as insurance (loan commitments, letters of credit, financial guarantees, and other similar instruments). The Company established a cross-functional governance structure to oversee the Company’s implementation of the CECL methodology, which included evaluating key assumptions used and assessing the internal controls over financial reporting related to the adoption of ASC 326. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and unfunded credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. As a result of adopting ASC 326, the Company recorded a net decrease to retained earnings of $39.1 million.

ASC 326 also replaced the Company’s current accounting for PCI loans. With the adoption of ASC 326, previously classified PCI loans are now classified as PCD loans. In accordance with ASC 326, the Company did not re-assess whether individual modifications were needed to individual acquired financial assets accounted for in the pools with troubled debt restructurings as of the date of adoption. The Company adopted ASC 326 using the prospective transition approach for financial assets with PCD that were previously identified as PCI and accounted for under ASC 310-30. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $2.4 million to the ALLL. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2020.

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

Detailed below are the Company’s accounting policies specific to Loans and the Allowance for Loan and Lease Losses and Investment Securities that were in effect prior to the adoption of ASC 326 on January 1, 2020.

Allowance for loan and lease losses – prior to the adoption of ASC 326 - The provision for loan losses charged to operations was an amount sufficient to bring the ALL to an estimated balance that management considered adequate to absorb probable losses inherent in the portfolio. Loans were charged against the allowance when management believed the collectability of the principal was unlikely, while recoveries of amounts previously charged-off were credited to the ALL. Management’s determination of the adequacy of the ALL was based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors.

A loan was considered impaired when, based on current information and events, it was probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment was measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral. The impairment loan policy was the same for all segments within the commercial loan segment.

For the consumer loan segment, large groups of smaller balance homogeneous loans were collectively evaluated for impairment. This evaluation subjected each of the Company’s homogenous pools to a historical loss factor derived from net charge-offs experienced over the preceding 24 quarters. The Company applied payments received on impaired loans to principal and interest based on the contractual terms until they were placed on nonaccrual status. All payments received were then applied to reduce the principal balance and recognition of interest income is terminated as previously discussed.

The Company’s ALL consisted of specific, general, and qualitative components.

The specific reserve component related to impaired loans. Upon being identified as impaired, for loans not considered to be collateral-dependent, an ALL was established when the discounted cash flows of the impaired loan was lower than the carrying value of that loan. The impairment of significant collateral-dependent loans was measured based on the fair value of the underlying collateral, less selling costs, compared to the carrying value of the loan. If the Company determined that the value of an impaired collateral dependent loan was less than the recorded investment in the loan, the Company charged off the deficiency if it was determined that such amount represented a confirmed loss. Typically, a loss was confirmed when the Company was moving towards foreclosure or final disposition.

The general reserve component covered non-impaired loans and was quantitatively derived from an estimate of credit losses adjusted for various qualitative factors applicable to both commercial and consumer loan segments. The estimate of credit losses was a function of the net charge-off historical loss experience to the average loan balance of the portfolio averaged during a period that management had determined to adequately reflect the losses inherent in the loan portfolio. The Company had implemented a rolling 24-quarter look back period, which was re-evaluated on a periodic basis to ensure the reasonableness of the period being used. The qualitative component included adjustments for current portfolio specific credit risks and local and national economic trends.

Acquired loans were recorded at their fair value at acquisition date without carryover of the acquiree’s previously established ALL, as credit discounts were included in the determination of fair value. The fair value of the loans were determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans were also classified as either acquired impaired (or PCI) or acquired performing.

Acquired performing loans were accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. The difference between the fair value and unpaid principal balance of the loan at acquisition date (premium or discount) was amortized or accreted into interest income over the life of the loans. If the acquired performing loan has revolving privileges, it was accounted for using the straight-line method; otherwise, the effective interest method is used.

Acquired impaired loans reflected credit quality deterioration since origination, as it was probable at acquisition that the Company would not be able to collect all contractually required payments. These PCI loans were accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. The PCI loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, purpose, and lien position. Credit risk characteristics included risk rating groups, nonaccrual status, and past due status. For valuation purposes, these pools were further disaggregated by maturity, pricing characteristics, and re-payment structure. PCI loans were written down at acquisition to fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans were no longer classified as nonaccrual even though they may be contractually past due because the Company expected to fully collect the new carrying values of such loans, which is the new cost basis arising from purchase accounting.

Quarterly, management performed a recast of PCI loans based on updated future expected cash flows, which was updated through reassessment of default rates, loss severity, and prepayment speed assumptions. The excess of the cash flows expected to be collected over a pool’s carrying value was considered to be the accretable yield and was recognized as interest income over the estimated life of the loan or pool using the effective yield method.

The excess of the undiscounted contractual balances due over the cash flows expected to be collected was considered to be the nonaccretable difference, which represented the estimate of credit losses expected to occur and was considered in determining the fair value of loan at the acquisition date. Any subsequent increases in expected cash flows over those expected at the acquisition date in excess of fair value were adjusted through an increase in the accretable yield on a prospective basis; any decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.

The PCI loans were subject to the Company’s internal and external credit review and monitoring. If further credit deterioration was experienced, such deterioration was measured and the provision for loan losses was increased. A loan was removed from the pool (at its carrying value) if the loan was sold, foreclosed, or assets were received in full satisfaction of the loan.

Investment securities – prior to the adoption of ASC 326 - The Company regularly evaluated all securities whose values had declined below amortized cost to assess whether the decline in fair value represented OTTI. Declines in the fair value of held to maturity and AFS securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating OTTI losses, an impairment was considered other-than-temporary if any of the following conditions existed: the entity intended to sell the security; it was more likely than not that the entity would be required to sell the security before recovery of its amortized cost basis, or; the entity did not expect to recover the security’s entire amortized cost basis (even if the entity did not intend to sell). If a credit loss existed, but an entity did not intend to sell the impaired debt security and it was not more likely than not to be required to sell before recovery, the impairment was other-than-temporary and was separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors was recognized as other comprehensive loss. Gains and losses on the sale of securities were recorded on the trade date and were determined using the specific identification method. Purchased premiums and discounts were recognized in interest income using the interest method over the terms of the securities.

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

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350. The measurement period was formally closed as of February 1, 2020, and the Company did not make any measurement period adjustments in 2020.

There were no merger-related costs associated with the acquisition of Access for the year ended December 31, 2020. Merger-related costs associated with the acquisition of Access were $26.2 million for the year ended December 31, 2019. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, and employee severances, which have been expensed as incurred.

3. SECURITIES

On January 1, 2020, the Company adopted ASC 326, which made changes to the accounting for AFS debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires financial assets measured at amortized cost, including held-to-maturity debt securities, to measure an expected credit loss under the CECL methodology that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 “Summary of Significant Accounting Policies”.

All securities information presented as of December 31, 2020 is in accordance with ASC 326. All securities information presented prior to January 1, 2020 is in accordance with previous applicable GAAP. See the Company’s prior accounting policies in Note 1 “Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Available for Sale

The Company’s AFS investment portfolio is generally highly-rated or agency backed. All AFS securities were current with no securities past due or on non-accrual as of December 31, 2020.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of December 31, 2020 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2020
U.S. government and agency securities	$13,009	$437	$(52)	$13,394
Obligations of states and political subdivisions	786,466	50,878	(18)	837,326
Corporate and other bonds (1)	148,747	2,430	(99)	151,078
Commercial mortgage-backed securities
Agency	321,015	16,277	(2)	337,290
Non-agency	51,244	167	(17)	51,394
Total commercial mortgage-backed securities	372,259	16,444	(19)	388,684
Residential mortgage-backed securities
Agency	1,012,237	31,816	(1,946)	1,042,107
Non-agency	104,904	1,507	(206)	106,205
Total residential mortgage-backed securities	1,117,141	33,323	(2,152)	1,148,312
Other securities	1,625	—	—	1,625
Total AFS securities	$2,439,247	$103,512	$(2,340)	$2,540,419
(1)	Other bonds includes asset-backed securities.

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

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses for which an ACL has not been recorded at December 31, 2020 and that are not deemed to be OTTI as of December 31, 2019. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
U.S. government and agency securities	$—	$—	$5,456	$(52)	$5,456	(52)
Obligations of states and political subdivisions	5,091	(18)	—	—	5,091	$(18)
Corporate and other bonds(1)	17,946	(52)	10,698	(47)	28,644	(99)
Commercial mortgage-backed securities
Agency	5,893	(2)	376	—	6,269	(2)
Non-agency	17,654	(17)	—	—	17,654	(17)
Total commercial mortgage-backed securities	23,547	(19)	376	—	23,923	(19)
Residential mortgage-backed securities
Agency	219,388	(1,944)	1,055	(2)	220,443	(1,946)
Non-agency	36,942	(206)	—	—	36,942	(206)
Total residential mortgage-backed securities	256,330	(2,150)	1,055	(2)	257,385	(2,152)
Total AFS securities	$302,914	$(2,239)	$17,585	$(101)	$320,499	$(2,340)

December 31, 2019
U.S. government and agency securities	$7,638	$(38)	$—	$—	$7,638	$(38)
Obligations of states and political subdivisions	4,526	(29)	—	—	4,526	(29)
Corporate and other bonds(1)	17,323	(83)	19,901	(291)	37,224	(374)
Commercial mortgage-backed securities
Agency	43,552	(530)	14,966	(89)	58,518	(619)
Non-agency	11,162	(24)	—	—	11,162	(24)
Total commercial mortgage-backed securities	54,714	(554)	14,966	(89)	69,680	(643)
Residential mortgage-backed securities
Agency	114,147	(500)	40,168	(316)	154,315	(816)
Non-agency	—	—	—	—	—	—
Total residential mortgage-backed securities	114,147	(500)	40,168	(316)	154,315	(816)
Total AFS securities	$198,348	$(1,204)	$75,035	$(696)	$273,383	$(1,900)

(1) Other bonds includes asset-backed securities

As of December 31, 2020, there were $17.6 million or 15 instances of individual AFS securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $101,000. As of December 31, 2019, there were $75.0 million or 47 instances of individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $696,000.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at December 31, 2020 and 2019 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% SSFA rating.

The following table presents the amortized cost and estimated fair value of AFS securities as of December 31, 2020 and 2019, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$19,875	$19,997	$35,177	$35,329
Due after one year through five years	161,448	169,103	164,605	166,873
Due after five years through ten years	235,021	242,791	249,713	254,790
Due after ten years	2,022,903	2,108,528	1,443,932	1,488,453
Total AFS securities	$2,439,247	$2,540,419	$1,893,427	$1,945,445

Refer to Note 10 "Commitments and Contingencies" for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of December 31, 2020 and 2019.

Held to Maturity

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. The Company’s HTM securities were all current, with no securities past due or on non-accrual at December 31, 2020.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2020 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
December 31, 2020
U.S. government and agency securities	$2,751	$—	$(18)	$2,733
Obligations of states and political subdivisions	536,767	74,978	—	611,745
Commercial mortgage-backed securities
Agency	5,333	4	(50)	5,287
Non-agency	—	—	—	—
Total commercial mortgage-backed securities	5,333	4	(50)	5,287
Total held-to-maturity securities	$544,851	$74,982	$(68)	$619,765

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

Credit Quality Indicators & Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. The Company’s HTM securities ACL was immaterial at the adoption of ASC 326. The Company re-evaluated the HTM securities ACL and concluded no additional reserve was needed at December 31, 2020. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s only HTM securities with credit risk are obligations of states and political subdivisions

The following table presents the amortized cost of HTM securities as of December 31, 2020 by security type and credit rating (dollars in thousands):

	U.S. Government and Agency	Obligations of states and political	Mortgage-backed	Total HTM
	securities	subdivisions	securities	securities
Credit Rating:
AAA/AA/A	$—	$532,157	$—	$532,157
Not Rated - Agency(1)	2,751	—	5,333	8,084
Not Rated - Non-Agency	—	4,610	—	4,610
Total	$2,751	$536,767	$5,333	$544,851

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies

The following table presents the amortized cost and estimated fair value of HTM securities as of December 31, 2020 and 2019, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$1,443	$1,460	$502	$504
Due after one year through five years	8,577	8,893	10,258	10,539
Due after five years through ten years	1,744	1,805	1,768	1,800
Due after ten years	533,087	607,607	542,616	590,660
Total HTM securities	$544,851	$619,765	$555,144	$603,503

Refer to Note 10 "Commitments and Contingencies" for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of December 31, 2020 and December 31, 2019.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the FRB and the FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. Restricted equity securities consist of FRB stock in the amount of $67.0 million for December 31, 2020 and 2019, and FHLB stock in the amount of $27.8 million and $63.9 million as of December 31, 2020 and 2019, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

	2020	2019	2018
Realized gains (losses):
Gross realized gains	$12,522	$9,530	$4,221
Gross realized losses	(228)	(1,855)	(3,838)
Net realized gains	$12,294	$7,675	$383
Proceeds from sales of securities	$257,945	$514,070	$515,764

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

On January 1, 2020, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 “Summary of Significant Accounting Policies” in this Form 10-K. All loan information presented as of December 31, 2020 is in accordance with ASC 326. All loan information presented prior to January 1, 2020 is in accordance with previous applicable GAAP.

During March 2020, the United States President declared a national emergency in response to COVID-19. The CARES Act was passed by the U.S. Congress and the March 22 Joint Guidance was issued, both in March of 2020, and both provided enhanced guidelines and accounting for COVID-19 related modifications, as well as provided relief for TDR designations and also provided guidance on past due reporting for modified loans. On December 27, 2020, certain provisions of the CARES Act were extended as a result of the CAA. For further discussion on the CARES Act, as amended by the CAA, and the March 22 Joint Guidance and related loan impact refer to Note 1 “Summary of Significant Accounting Polices” in this Form 10-K. The information included below reflects the impact of the CARES Act, as amended by the CAA, and the March 22 Joint Guidance.

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at December 31, 2020 and 2019 (dollars in thousands):

	2020	2019
Construction and Land Development	$925,798	$1,250,924
Commercial Real Estate - Owner Occupied	2,128,909	2,041,243
Commercial Real Estate - Non-Owner Occupied	3,657,562	3,286,098
Multifamily Real Estate	814,745	633,743
Commercial & Industrial(1)	3,263,460	2,114,033
Residential 1-4 Family - Commercial	671,949	724,337
Residential 1-4 Family - Consumer	822,866	890,503
Residential 1-4 Family - Revolving	596,996	659,504
Auto	401,324	350,419
Consumer	247,730	372,853
Other Commercial(1)	489,975	287,279
Total loans held for investment, net of deferred fees and costs(2)	14,021,314	12,610,936
Allowance for loan and lease losses	(160,540)	(42,294)
Total loans held for investment, net	$13,860,774	$12,568,642

(1)Commercial & industrial and other commercial loans include approximately $1.2 billion and $11.3 million, respectively, in loans from the PPP loan program at December 31, 2020.

(2)Total loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $69.7 million and $69.8 million as of December 31, 2020 and December 31, 2019, respectively.

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2020 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$920,276	$1,903	$547	$—	$3,072	$925,798
Commercial Real Estate - Owner Occupied	2,114,804	1,870	1,380	3,727	7,128	2,128,909
Commercial Real Estate - Non-Owner Occupied	3,651,232	2,144	1,721	148	2,317	3,657,562
Multifamily Real Estate	814,095	617	—	—	33	814,745
Commercial & Industrial	3,257,201	1,848	1,190	1,114	2,107	3,263,460
Residential 1-4 Family - Commercial	657,351	2,227	818	1,560	9,993	671,949
Residential 1-4 Family - Consumer	792,852	10,182	1,533	5,699	12,600	822,866
Residential 1-4 Family - Revolving	587,522	2,975	1,044	826	4,629	596,996
Auto	398,206	2,076	376	166	500	401,324
Consumer	245,551	1,166	550	394	69	247,730
Other Commercial	489,959	16	—	—	—	489,975
Total loans held for investment	$13,929,049	$27,024	$9,159	$13,634	$42,448	$14,021,314

The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of January 1, 2020 as well as amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of December 31, 2020 (dollars in thousands):

	Nonaccrual
	January 1, 2020	December 31, 2020	Nonaccrual With No ALLL	90 Days and still Accruing
Construction and Land Development	$4,060	$3,072	$1,985	$—
Commercial Real Estate - Owner Occupied	13,889	7,128	1,994	3,727
Commercial Real Estate - Non-Owner Occupied	1,368	2,317	—	148
Multifamily Real Estate	—	33	—	—
Commercial & Industrial	3,037	2,107	1	1,114
Residential 1-4 Family - Commercial	6,492	9,993	6,388	1,560
Residential 1-4 Family - Consumer	13,117	12,600	1,069	5,699
Residential 1-4 Family - Revolving	2,490	4,629	60	826
Auto	565	500	—	166
Consumer	88	69	—	394
Other Commercial	98	—	—	—
Total loans held for investment	$45,204	$42,448	$11,497	$13,634

There was no interest income recognized on nonaccrual loans during the year ended December 31, 2020. See Note 1 “Summary of Significant Accounting Policies” for additional information on the Company’s policies for nonaccrual loans.

Troubled Debt Restructurings

The CARES Act, as amended by the CAA, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. As of December 31, 2020, the Company had approximately $146.1 million in loans still under their modified terms. The Company’s modification program primarily included payment deferrals and interest only modifications.

In addition to the above mentioned modifications, as of December 31, 2020, the Company has TDRs totaling $20.6 million with an estimated $1.6 million of allowance for those loans for the current period.

A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for credit losses in accordance with the Company’s ALLL methodology. For the year ended December 31, 2020, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by class, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of December 31, 2020 (dollars in thousands):

	December 31, 2020
	No. of	Recorded	Outstanding
	Loans	Investment	Commitment
Performing
Construction and Land Development	4	$215	$—
Commercial Real Estate - Owner Occupied	6	2,033	176
Commercial Real Estate - Non-Owner Occupied	1	1,089	—
Commercial & Industrial	4	727	—
Residential 1-4 Family - Commercial	3	245	—
Residential 1-4 Family - Consumer	77	8,943	—
Residential 1-4 Family - Revolving	3	277	—
Consumer	3	22	—
Other Commercial	1	410	—
Total performing	102	$13,961	$176
Nonperforming
Commercial Real Estate - Owner Occupied	1	$20	$—
Commercial Real Estate - Non-Owner Occupied	1	134	—
Commercial & Industrial	3	237	—
Residential 1-4 Family - Commercial	4	1,296	—
Residential 1-4 Family - Consumer	23	4,865	—
Residential 1-4 Family - Revolving	3	103	—
Total nonperforming	35	$6,655	$—
Total performing and nonperforming	137	$20,616	$176

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the year ended December 31, 2020, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the year ended December 31, 2020 (dollars in thousands):

	All Restructurings
	2020
		Recorded
	No. of	Investment at
	Loans	Period End
Modified to interest only, at a market rate
Residential 1-4 Family - Commercial	1	$644
Total interest only at market rate of interest	1	$644

Term modification, at a market rate
Commercial & Industrial	3	$103
Residential 1-4 Family - Commercial	1	294
Residential 1-4 Family - Consumer	4	320
Consumer	1	9
Total loan term extended at a market rate	9	$726

Term modification, below market rate
Construction and Land Development	1	$34
Commercial & Industrial	2	355
Residential 1-4 Family - Commercial	1	287
Residential 1-4 Family - Consumer	18	2,519
Residential 1-4 Family - Revolving	2	275
Total loan term extended at a below market rate	24	$3,470

Interest rate modification, below market rate
Total interest only at below market rate of interest	—	$—

Total	34	$4,840

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Within each segment, loan classes are further identified based on similar risk characteristics. The Company has identified the following classes within each segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by segment for the year ended December 31, 2020 (dollars in thousands):

	Year Ended December 31, 2020
	Commercial	Consumer	Total
Balance at beginning of period	$30,941	$11,353	$42,294
Impact of ASC 326 adoption on non-PCD loans	4,432	40,666	45,098
Impact of ASC 326 adoption on PCD loans	1,752	634	2,386
Impact of adopting ASC 326	6,184	41,300	47,484
Loans charged-off	(6,671)	(11,522)	(18,193)
Recoveries credited to allowance	3,517	3,238	6,755
Provision charged to operations	83,432	(1,232)	82,200
Balance at end of period	$117,403	$43,137	$160,540

Credit Quality Indicators

Credit quality indicators are utilized to help estimate the collectability of each loan class within the Commercial and Consumer segments. For classes of loans within the Commercial segment, the primary credit quality indicator used for evaluating credit quality and estimating the ALLL is risk rating categories of Pass, Watch, Special Mention, Substandard, and Doubtful.  For classes of loans within the Consumer segment, the primary credit quality indicator used for evaluating credit quality and estimating the ALLL is delinquency bands of Current, 30-59, 60-89, 90+, and Nonaccrual.  While other credit quality indicators are evaluated and analyzed as part of the Company’s credit risk management activities, these indicators are primarily used in estimating the ALLL. The Company evaluates the credit risk of its loan portfolio on at least a quarterly basis.

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

Watch is determined by the following criteria:

●	Risk rated 5 loans are watch loans that warrant more than the normal level of supervision and have the possibility of an event occurring that may weaken the borrower’s ability to repay;

Special Mention

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

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of December 31, 2020 (dollars in thousands):

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Construction and Land Development
Pass	$316,585	$277,142	$116,800	$24,770	$42,970	$54,023	$23,324	$855,614
Watch	1,873	18,181	8,434	344	2,355	6,372	412	37,971
Special Mention	—	5,532	135	—	—	2,655	—	8,322
Substandard	—	—	17,780	64	2,037	4,010	—	23,891
Total Construction and Land Development	$318,458	$300,855	$143,149	$25,178	$47,362	$67,060	$23,736	$925,798

Commercial Real Estate - Owner Occupied
Pass	$286,522	$375,541	$300,583	$233,359	$128,261	$570,361	$18,838	$1,913,465
Watch	1,942	14,611	22,224	15,623	24,979	41,361	1,648	122,388
Special Mention	988	6,052	5,749	4,198	9,907	30,455	1,121	58,470
Substandard	—	4,858	5,159	914	1,555	21,101	999	34,586
Total Commercial Real Estate - Owner Occupied	$289,452	$401,062	$333,715	$254,094	$164,702	$663,278	$22,606	$2,128,909

Commercial Real Estate - Non-Owner Occupied
Pass	$381,849	$455,427	$433,183	$403,677	$336,630	$850,035	$30,421	$2,891,222
Watch	28,354	142,279	76,838	59,451	79,533	224,944	16,870	628,269
Special Mention	702	11,072	34,905	18,073	40,771	11,211	723	117,457
Substandard	246	—	13,357	—	25	6,986	—	20,614
Total Commercial Real Estate - Non-Owner Occupied	$411,151	$608,778	$558,283	$481,201	$456,959	$1,093,176	$48,014	$3,657,562

Commercial & Industrial
Pass	$1,730,876	$350,618	$199,489	$67,035	$71,799	$140,461	$590,701	$3,150,979
Watch	4,872	32,028	13,073	6,500	3,182	4,906	19,972	84,533
Special Mention	1,009	2,178	3,890	1,150	724	1,234	4,755	14,940
Substandard	534	4,269	1,274	309	560	2,676	3,386	13,008
Total Commercial & Industrial	$1,737,291	$389,093	$217,726	$74,994	$76,265	$149,277	$618,814	$3,263,460

Multifamily Real Estate
Pass	$144,805	$85,740	$150,724	$117,881	$67,984	$231,113	$2,311	$800,558
Watch	—	5,074	475	—	617	560	—	6,726
Special Mention	2,280	—	4,388	—	—	760	—	7,428
Substandard	—	—	—	—	—	33	—	33
Total Multifamily Real Estate	$147,085	$90,814	$155,587	$117,881	$68,601	$232,466	$2,311	$814,745

Residential 1-4 Family - Commercial
Pass	$104,630	$89,332	$70,310	$79,156	$68,915	$201,492	$2,236	$616,071
Watch	666	6,665	8,252	4,141	4,067	9,307	195	33,293
Special Mention	—	—	601	663	468	5,923	—	7,655
Substandard	644	793	4,913	1,995	986	5,111	488	14,930
Total Residential 1-4 Family - Commercial	$105,940	$96,790	$84,076	$85,955	$74,436	$221,833	$2,919	$671,949

Other Commercial
Pass	$223,490	$112,045	$9,549	$30,314	$16,494	$42,158	$44,180	$478,230
Watch	—	—	613	1,299	1,189	3,934	—	7,035
Special Mention	10	—	—	7	—	4,591	102	4,710
Total Other Commercial	$223,500	$112,045	$10,162	$31,620	$17,683	$50,683	$44,282	$489,975

Total Commercial
Pass	$3,188,757	$1,745,845	$1,280,638	$956,192	$733,053	$2,089,643	$712,011	$10,706,139
Watch	37,707	218,838	129,909	87,358	115,922	291,384	39,097	920,215
Special Mention	4,989	24,834	49,668	24,091	51,870	56,829	6,701	218,982
Substandard	1,424	9,920	42,483	3,282	5,163	39,917	4,873	107,062
Total Commercial	$3,232,877	$1,999,437	$1,502,698	$1,070,923	$906,008	$2,477,773	$762,682	$11,952,398

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of December 31, 2020 (dollars in thousands):

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Residential 1-4 Family - Consumer
Current	$213,763	$75,133	$64,299	$68,320	$102,123	$269,203	$11	$792,852
30-59 Days Past Due	678	181	2,243	516	457	6,107	—	10,182
60-89 Days Past Due	156	—	57	679	—	641	—	1,533
90+ Days Past Due	608	1,696	23	—	1,246	2,126	—	5,699
Nonaccrual	—	—	696	851	887	10,166	—	12,600
Total Residential 1-4 Family - Consumer	$215,205	$77,010	$67,318	$70,366	$104,713	$288,243	$11	$822,866

Residential 1-4 Family - Revolving
Current	$13,217	$3,916	$1,593	$300	$—	$636	$567,860	$587,522
30-59 Days Past Due	70	—	—	—	—	—	2,905	2,975
60-89 Days Past Due	53	—	—	—	—	—	991	1,044
90+ Days Past Due	—	—	—	—	—	—	826	826
Nonaccrual	—	—	21	—	—	227	4,381	4,629
Total Residential 1-4 Family - Revolving	$13,340	$3,916	$1,614	$300	$—	$863	$576,963	$596,996

Consumer
Current	$26,498	$68,208	$67,041	$22,464	$9,997	$15,893	$35,450	$245,551
30-59 Days Past Due	35	252	504	98	15	143	119	1,166
60-89 Days Past Due	28	176	317	23	—	3	3	550
90+ Days Past Due	5	84	242	4	—	56	3	394
Nonaccrual	—	—	—	—	—	69	—	69
Total Consumer	$26,566	$68,720	$68,104	$22,589	$10,012	$16,164	$35,575	$247,730

Auto
Current	$171,051	$115,319	$55,886	$32,555	$17,081	$6,314	$—	$398,206
30-59 Days Past Due	239	467	543	478	197	152	—	2,076
60-89 Days Past Due	124	150	—	59	26	17	—	376
90+ Days Past Due	6	23	53	58	15	11	—	166
Nonaccrual	30	93	126	101	88	62	—	500
Total Auto	$171,450	$116,052	$56,608	$33,251	$17,407	$6,556	$—	$401,324

Total Consumer
Current	$424,529	$262,576	$188,819	$123,639	$129,201	$292,046	$603,321	$2,024,131
30-59 Days Past Due	1,022	900	3,290	1,092	669	6,402	3,024	16,399
60-89 Days Past Due	361	326	374	761	26	661	994	3,503
90+ Days Past Due	619	1,803	318	62	1,261	2,193	829	7,085
Nonaccrual	30	93	843	952	975	10,524	4,381	17,798
Total Consumer	$426,561	$265,698	$193,644	$126,506	$132,132	$311,826	$612,549	$2,068,916

The Company did not have any material revolving loans convert to term during the year ended December 31, 2020.

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

Nonaccrual loans totaled $28.2 million and $27.0 million at December 31, 2019 and 2018, respectively. Had these loans performed in accordance with their original terms, interest income of approximately $1.8 million and $2.3 million would have been recorded in 2019 and 2018, respectively. All nonaccrual loans were included in the impaired loan disclosure in 2019 and 2018.

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

As of December 31, 2019, the Company measured the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans, by class at December 31, 2019 (dollars in thousands):

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

The following table shows the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans, by class for the years ended December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019		December 31, 2018
		Interest		Interest
	Average	Income	Average	Income
	Investment	Recognized	Investment	Recognized
Construction and Land Development	$6,764	$110	$11,648	$234
Commercial Real Estate - Owner Occupied	12,258	323	13,383	499
Commercial Real Estate - Non-Owner Occupied	4,775	147	7,157	246
Commercial & Industrial	6,438	293	4,672	232
Residential 1-4 Family - Commercial	6,145	120	5,667	180
Residential 1-4 Family - Consumer	20,963	308	16,977	236
Residential 1-4 Family - Revolving	3,256	82	2,000	23
Auto	788	15	824	20
Consumer	187	5	263	5
Other Commercial	584	22	486	27
Total impaired loans	$62,158	$1,425	$63,077	$1,702

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

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructuring or a foreclosure and repossession of the applicable collateral occurs. During the year ended December 31, 2019, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the year ended December 31, 2019 (dollars in thousands):

	All Restructurings
	2019
		Recorded
	No. of	Investment at
	Loans	Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—

Term modification, at a market rate
Commercial & Industrial	1	$376
Residential 1-4 Family - Commercial	1	72
Residential 1-4 Family - Consumer	7	1,688
Consumer	3	24
Total loan term extended at a market rate	12	$2,160

Term modification, below market rate
Construction and Land Development	3	$193
Residential 1-4 Family - Consumer	22	2,658
Consumer	1	5
Total loan term extended at a below market rate	26	$2,856

Total	38	$5,016

Allowance for Loan and Lease Losses

The following tables show the ALLL activity by class for the year ended December 31, 2019, and 2018. The tables below include the provision for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

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

The following table shows the loan and ALLL balances based on impairment methodology by segment as of December 31, 2019 (dollars in thousands):

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

The following table shows the recorded investment in all loans, excluding PCI loans, by class with their related risk level as of December 31, 2019 (dollars in thousands):

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

The following table shows the recorded investment in only PCI loans by class with their related risk level as of December 31, 2019 (dollars in thousands):

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

Acquired Loans

Loans acquired were originally recorded at fair value, with certain loans being identified as impaired at the date of purchase. The fair values were determined based on the credit quality of the portfolio, expected future cash flows, and timing of those expected future cash flows.

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the year ended December 31, 2019 (dollars in thousands):

2019
Balance at beginning of period	$31,201
Additions	5,060
Accretion	(13,432)
Reclass of nonaccretable difference due to improvement in expected cash flows	4,485
Measurement period adjustment	631
Other, net (1)	3,329
Balance at end of period	$31,274

(1)This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the year.

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

5. PREMISES AND EQUIPMENT

Amounts presented as of and for the years ended December 31, 2019 and 2018 exclude discontinued operations. Refer to Note 19 "Segment Reporting & Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding discontinued operations.

The Company’s premises and equipment as of December 31, 2020 and 2019 are as follows (dollars in thousands):

	2020	2019
Land	$39,845	$44,578
Land improvements and buildings	129,497	123,189
Leasehold improvements	24,037	20,597
Furniture and equipment	80,191	71,469
Construction in progress	2,497	3,549
Total	276,067	263,382
Accumulated depreciation and amortization	(112,238)	(102,309)
Bank premises and equipment, net	$163,829	$161,073

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $15.2 million, $15.0 million, and $13.6 million, respectively. Refer to Note 7 “Leases” in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the Company’s leasing arrangements.

6. GOODWILL AND INTANGIBLE ASSETS

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

The COVID-19 pandemic has disrupted and adversely impacted the economy and created significant volatility in the financial markets. The volatility in the financial markets adversely affected the Company’s expected future cash flows, due to the lower interest rate environment and other factors, and resulted in a decline in the market price of the Company’s common stock, along with others in the financial services industry. The forecasted impact from COVID-19 was included in the Company’s annual goodwill impairment test in the second quarter of 2020, and while the fair value of the reporting unit declined from the prior test, the Company determined that there was no impairment to its goodwill or intangible assets. In the normal course of business, the Company routinely monitors the impact of the changes in the financial markets and includes these assessments in the Company’s goodwill impairment process.

Due to the uncertainties driven by COVID-19, the Company analyzed its intangible assets on a quarterly basis throughout 2020, and concluded no impairment existed as of the balance sheet date. Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
December 31, 2020
Core deposit intangibles	$135,300	$88,109	$47,191
Other amortizable intangibles	15,240	5,246	9,994
December 31, 2019
Core deposit intangibles	$135,300	$73,336	$61,964
Other amortizable intangibles	15,349	3,644	11,705

Amortization expense of intangibles for the years ended December 31, 2020, 2019, and 2018 totaled $16.6 million, $18.5 million, and $12.8 million, respectively. As of December 31, 2020, the estimated remaining amortization expense of intangibles for the years ended is as follows (dollars in thousands):

2021	$13,874
2022	11,490
2023	9,688
2024	7,818
2025	6,221
Thereafter	8,094
Total estimated amortization expense	$57,185

7. LEASES

On January 1, 2019, the Company adopted ASC 842. The Company enters into both lessor and lessee arrangements and determines if an arrangement is a lease at inception. As both a lessee and lessor, the Company elected the practical expedient permitted under the transition guidance within the standard to account for lease and non-lease components as a single lease component for all asset classes.

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment. Lease payment terms are fixed and are typically payable in monthly installments with terms ranging from 31 months to 125 months. The lease arrangements may contain renewal options and purchase options that allow the lessee to purchase the leased equipment at the end of the lease term. The leases generally do not contain non-lease components. The Company has no lease transactions with related parties.

At lease inception the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In certain cases, the Company obtains lessee-provided residual value guarantees and third-party RVI to reduce its residual asset risk. At December 31, 2020 the carrying value of residual assets covered by residual value guarantees and RVI was $14.7 million.

The net investment in sales-type and direct financing leases consists of the carrying amount of the lease receivables plus unguaranteed residual assets, net of unearned income and any deferred selling profit on direct financing leases. The lease receivables include the lessor’s right to receive lease payments and the guaranteed residual asset value the lessor expects to derive from the underlying assets at the end of the lease term. At December 31, 2020, the total net investment in sales-type and direct financing leases was $146.0 million, comprised of $141.2 million in lease receivables and $4.8 million in unguaranteed residuals. There were no significant changes in the balance of the Company’s unguaranteed residual assets for the period ending December 31, 2020. The Company’s net investment in sales-type and direct financing leases are included in Loans Held for Investment (net of deferred fees and costs) on the Company’s Consolidated Balance Sheets. For the year ended December 31, 2020, total lease income was $2.0 million, and is recorded within Interest Income on the Company’s Consolidated Statements of Income. There was no lease income for the year ended December 31, 2019.

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

As of December 31, 2020, the Company had no sales leaseback transactions or leases that have not yet commenced that create significant rights and obligations.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information (dollars in thousands):

	December 31, 2020		December 31, 2019
	Operating	Finance	Operating (2)
Right-of-use-assets	$48,051	$7,425	$54,941
Lease liabilities	58,901	10,621	66,052
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	7.27	8.08	7.36
Weighted-average discount rate (1)	2.66%	1.17%	2.69%
(1)	An incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.
(2)	At December 31, 2019, all leases were classified as operating leases.

	Year ended December 31,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$72	$—
Operating Cash Flows from Operating Leases	13,491	13,697
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,577	8,065
Finance leases	10,549	—

	Year ended December 31,
	2020	2019
Net Operating Lease Cost	$11,006	$11,526
Finance Lease Cost:
Amortization of right-of-use assets	536	—
Interest on lease liabilities	72	—
Total Lease Cost	$11,614	$11,526

The maturities of lessor and lessee arrangements outstanding are presented in the table below (dollars in thousands):

	December 31, 2020
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
2021	$30,206	$11,912	$1,261
2022	30,969	10,764	1,292
2023	29,306	9,903	1,325
2024	27,355	8,903	1,358
2025	18,540	6,643	1,392
Thereafter	14,329	17,196	4,515
Total undiscounted cash flows	150,705	65,321	11,143
Less: Adjustments (1)	9,525	6,420	522
Total (2)	$141,180	$58,901	$10,621
(1)	Lessor – unearned income and unearned guaranteed residual value; Lessee – imputed interest.
(2)	Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements

8. DEPOSITS

The major types of interest-bearing deposits are as follows for the years ended December 31, (dollars in thousands):

	2020	2019
Interest-bearing deposits:
NOW accounts	$3,621,181	$2,905,714
Money market accounts	4,248,335	3,951,856
Savings accounts	904,095	727,847
Time deposits of $250,000 and over	654,224	684,797
Other time deposits	1,926,227	2,064,628
Total interest-bearing deposits	$11,354,062	$10,334,842

As of December 31, 2020, the scheduled maturities of time deposits are as follows for the years ended December 31, (dollars in thousands):

2021	$1,846,844
2022	369,810
2023	160,021
2024	171,968
2025	31,250
Thereafter	558
Total scheduled maturities of time deposits	$2,580,451

The amount of time deposits held in CDARS accounts was $64.2 million and $73.9 million as of December 31, 2020 and 2019, respectively.

The Company classifies deposit overdrafts as loans held for investment within the "Other Commercial" category. As of December 31, 2020 and 2019, these deposits totaled $2.6 million.

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

Total short-term borrowings consist of the following as of December 31, 2020 and 2019 (dollars in thousands):

	2020	2019
Securities sold under agreements to repurchase	$100,888	$66,053
Federal Funds Purchased	150,000	—
FHLB Advances	100,000	370,200
Total short-term borrowings	$350,888	$436,253

Average outstanding balance during the period	$213,932	$673,116
Average interest rate (during the period)	0.79%	2.30%
Average interest rate at end of period	0.13%	1.52%

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $847.0 million and $682.0 million at December 31, 2020 and 2019 respectively. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both December 31, 2020 and 2019. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants as of December 31, 2020 and 2019. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $6.0 billion and $5.2 billion at December 31, 2020 and 2019, respectively.

Long-term Borrowings

In connection with several previous bank acquisitions, the Company issued $58.5 million and acquired $87.0 million of trust preferred capital notes. Most recently, in connection with the acquisition of Access on February 1, 2019, the Company acquired additional trust preferred capital notes totaling $5.0 million. The remaining fair value discount on all acquired trust preferred capital notes was $14.1 million and $14.9 million at December 31, 2020 and 2019, respectively.

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

In response to the current rate environment, the Company prepaid $550.0 million of long-term FHLB advances throughout 2020, which resulted in prepayment penalties of $31.2 million. In addition, on November 30, 2020, the Company redeemed $8.5 million in subordinated debt that was originally acquired as part of the Xenith acquisition.

Total long-term borrowings consist of the following as of December 31, 2020 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	2.99%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	1.64%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	2.97%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	3.34%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	3.34%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	2.89%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	1.74%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	1.79%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	3.09%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
FHLB Advances
Fixed Rate Convertible	200,000	-%	1.78% %	10/26/2028
Total FHLB Advances	$200,000
Subordinated Debt(3)(4)
2026 Subordinated Debt(5)	150,000	-%	5.00%	12/15/2026
Total Subordinated Debt	$150,000
Fair Value Premium (Discount)(6)	(15,330)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$489,829
(1)	Rate as of December 31, 2020. Calculated using non-rounded numbers.
(2)	The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.
(3)	The remaining issuance discount as of December 31, 2020 is $1.2 million.
(4)	Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.
(5)	Fixed-to-floating rate notes. On December 15, 2021, the interest rate will change to a floating rate of LIBOR plus 3.175% through its maturity date.
(6)	Includes discount on issued subordinated notes.

Total long-term borrowings consist of the following as of December 31, 2019 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	4.66%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	3.31%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	4.64%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	5.01%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	5.01%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	4.56%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	3.41%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	3.46%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	4.76%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
FHLB Advances(3)
Convertible Flipper	$50,000	(0.75)%	1.16%	8/17/2029
Convertible Flipper	200,000	(0.50)%	1.41%	5/15/2024
Convertible Flipper	150,000	(0.75)%	1.16%	5/22/2029
Convertible Flipper	50,000	(0.75)%	1.16%	5/30/2029
Convertible Flipper	100,000	(0.75)%	1.16%	6/21/2029
Fixed Rate Convertible	200,000	-%	1.78%	10/26/2028
Fixed Rate Hybrid	20,000	-%	1.58%	5/18/2020
Fixed Rate Credit	10,000	-%	1.54%	10/2/2020
Total FHLB Advances	$780,000
Subordinated Debt(4)(5)
2025 Subordinated Debt	$8,500	-%	6.75%	6/30/2025
2026 Subordinated Debt(6)	150,000	-%	5.00%	12/15/2026
Total Subordinated Debt	$158,500
Fair Value Premium (Discount)(7)	(16,164)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$1,077,495
(1)	Rate as of December 31, 2019. Calculated using non-rounded numbers.
(2)	The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.
(3)	Convertible Flippers have interest rate floors of 0%.
(4)	The remaining issuance discount as of December 31, 2019 is $1.4 million.
(5)	Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.
(6)	Fixed-to-floating rate notes. On December 15, 2021, the interest rate will change to a floating rate of LIBOR plus 3.175% through its maturity date.
(7)	Includes discount on issued subordinated notes.

As of December 31, 2020, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Fair Value	Total
	Capital	Subordinated	FHLB	Premium	Long-term
	Notes	Debt	Advances	(Discount) (1)	Borrowings
2021	$—	$—	$—	$(1,008)	$(1,008)
2022	—	—	—	(1,030)	(1,030)
2023	—	—	—	(1,053)	(1,053)
2024	—	—	—	(1,078)	(1,078)
2025	—	—	—	(1,102)	(1,102)
Thereafter	155,159	150,000	200,000	(10,059)	495,100
Total long-term borrowings	$155,159	$150,000	$200,000	$(15,330)	$489,829

(1)	Includes discount on issued subordinated notes.

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

As of December 31, 2020 and 2019, the Company’s reserves for unfunded commitment and indemnification were $10.8 million and $2.6 million, respectively.

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

The following table presents the balances of commitments and contingencies as of December 31, (dollars in thousands):

	2020	2019
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$4,722,412	$4,691,272
Letters of credit	161,827	209,658
Total commitments with off-balance sheet risk	$4,884,239	$4,900,930
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

As of December 31, 2020, the Company had approximately $290.5 million in deposits in other financial institutions, of which $251.0 million served as collateral for cash flow and loan swap derivatives. As of December 31, 2019, the Company had approximately $131.4 million in deposits in other financial institutions, of which $116.8 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $36.4 million and $11.6 million in deposits in other financial institutions that were uninsured at December 31, 2020 and 2019, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 11 “Derivatives” for additional information.

As part of the Company’s liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at December 31, 2020 and 2019 (dollars in thousands):

	Pledged Assets as of December 31, 2020
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$469,864	$436,449	$—	$906,313
Repurchase agreements	—	116,876	—	—	116,876
FHLB advances	—	52,323	—	4,374,383	4,426,706
Derivatives	251,047	785	—	—	251,832
Fed Funds	—	—	—	340,847	340,847
Other purposes	—	123,388	8,634	—	132,022
Total pledged assets	$251,047	$763,236	$445,083	$4,715,230	$6,174,596

(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2019
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$467,266	$292,096	$—	$759,362
Repurchase agreements	—	79,299	7,602	—	86,901
FHLB advances	—	63,812	—	3,846,934	3,910,746
Derivatives	116,839	1,260	—	—	118,099
Fed Funds	—	—	—	292,738	292,738
Other purposes	—	122,358	10,654	—	133,012
Total pledged assets	$116,839	$733,995	$310,352	$4,139,672	$5,300,858

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

The Company assesses the effectiveness of each hedging relationship on a periodic basis using statistical regression analysis. The Company also measures the ineffectiveness of each hedging relationship using the change in variable cash flows method which compares the cumulative changes in cash flows of the hedging instrument relative to cumulative changes in the hedged item’s cash flows. In accordance with ASC 815, Derivatives and Hedging, the effective portions of the derivatives’ unrealized gains or losses are recorded as a component of other comprehensive income. For the periods ended December 31, 2020 and 2019, the Company’s cash flow hedges were highly effective.

During the periods ended December 31, 2020 and 2019, the Company terminated interest rate swaps designated as cash flow hedges prior to their respective maturity dates resulting in net losses of approximately $1.8 million and $9.0 million, respectively, which resulted in the losses being recognized immediately in earnings as the forecasted transactions will not occur. The Company did not have any derivatives designated as cash flow hedges outstanding at December 31, 2020.

Fair Value Hedge

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. For the years ended December 31, 2020 and 2019, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $74.7 million and $83.1 million, respectively, and the fair value of the swaps associated with the derivate related to hedged items was an unrealized loss of $5.1 million and $2.0 million, respectively.

AFS Securities: During 2018, the Company entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate AFS securities. For the years ended December 31, 2020 and 2019, the aggregate notional amount of the related hedged items of the AFS securities totaled $50.0 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized loss of $7.3 million and $4.1 million, respectively.

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

Loan Swaps

During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to help meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with a third party in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values as reported in “Other Assets” and “Other Liabilities” on the Company’s Consolidated Balance Sheets.

The following table summarizes key elements of the Company’s derivative instruments as of December 31, 2020 and 2019, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	December 31, 2020			December 31, 2019
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$—	$—	$—	$100,000	$—	$1,147
Fair value hedges	124,726	—	12,483	133,078	182	6,256
Derivatives not designated as accounting hedges:
Loan Swaps :
Pay fixed - receive floating interest rate swaps	2,356,453	212	163,148	1,575,149	753	53,592
Pay floating - receive fixed interest rate swaps	2,356,453	163,148	212	1,575,149	53,592	753
(1)	Notional amounts are not recorded on the Company’s Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.
(2)	Balances represent fair value of derivative financial instruments.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020		December 31, 2019
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$166,413	$7,297	$206,799	$4,072
Loans	74,726	5,088	83,078	1,972
(1)	These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. For the periods ended December 31, 2020 and 2019, the amortized cost basis of this portfolio was $166 million and $207 million, respectively, and the cumulative basis adjustment associated with this hedge was $7.3 million and $4.1 million, respectively. The amount of the designated hedged item at December 31, 2020 and 2019 totaled $50 million.
(2)	Carrying value represents amortized cost.
(3)
(4)

12. STOCKHOLDERS’ EQUITY

Series A Preferred Stock

On June 9, 2020, the Company issued and sold 6,900,000 depositary shares, each representing a 1/400th ownership interest in a share of its Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share), including 900,000 depositary shares pursuant to the exercise in full by the underwriters of their option to purchase additional depositary shares. The total net proceeds to the Company were approximately $166.4 million, after deducting the underwriting discount and other offering expenses payable by the Company. The Company is using the net proceeds of the offering for general corporate purposes in the ordinary course of its business, such as the repayment of debt, loan funding, acquisitions, additions to working capital, capital expenditures and investments in the Company’s subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2020 is summarized as follows, net of tax (dollars in thousands):

		Unrealized
		Gains
		(Losses) for
	Unrealized	AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred	Value of Cash	(Losses)
	Securities	to HTM	Flow Hedges	on BOLI	Total
Balance - December 31, 2019	$37,877	$75	$(782)	$(1,595)	$35,575
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	45,996	—	(699)	(2,098)	43,199
Amounts reclassified from AOCI into earnings	(9,712)	(20)	1,481	492	(7,759)
Net current period other comprehensive income (loss)	36,284	(20)	782	(1,606)	35,440
Balance - December 31, 2020	$74,161	$55	$—	$(3,201)	$71,015

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

As of December 31, 2020 and 2019, the most recent notification from the FRB categorized the Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

On March 27, 2020, the banking agencies issued an interim final rule that allows the Company to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.  The Company is allowed to include the impact of the CECL transition, which is defined as the CECL Day 1 impact to capital plus 25% of the Company’s provision for credit losses during 2020, in regulatory capital through 2021. The Company elected to phase in the regulatory capital impact as permitted under the aforementioned interim final rule. Beginning in 2022, the transition amount will begin to impact regulatory capital by phasing it in over a three-year period ending in 2024.

The Company and the Bank’s capital amounts and ratios are also presented in the following table at December 31, 2020 and 2019 (dollars in thousands):

					Required in Order to Be
			Required for Capital		Well Capitalized Under
	Actual		Adequacy Purposes		PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$1,512,507	10.26%	$663,380	4.50%	NA	NA
Atlantic Union Bank	1,824,693	12.42%	661,121	4.50%	954,952	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	1,678,863	11.39%	884,388	6.00%	NA	NA
Atlantic Union Bank	1,824,693	12.42%	881,494	6.00%	1,175,326	8.00%
Total capital to risk weighted assets:
Consolidated	2,063,356	14.00%	1,179,061	8.00%	NA	NA
Atlantic Union Bank	1,924,016	13.09%	1,175,869	8.00%	1,469,837	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	1,678,863	8.95%	750,330	4.00%	NA	NA
Atlantic Union Bank	1,824,693	9.75%	748,592	4.00%	935,740	5.00%
As of December 31, 2019
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$1,437,908	10.24%	$631,893	4.50%	NA	NA
Atlantic Union Bank	1,704,426	12.18%	629,714	4.50%	909,587	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	1,437,908	10.24%	842,524	6.00%	NA	NA
Atlantic Union Bank	1,704,426	12.18%	839,619	6.00%	1,119,492	8.00%
Total capital to risk weighted assets:
Consolidated	1,773,835	12.63%	1,123,569	8.00%	NA	NA
Atlantic Union Bank	1,747,620	12.48%	1,120,269	8.00%	1,400,337	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	1,437,908	8.79%	654,338	4.00%	NA	NA
Atlantic Union Bank	1,704,426	10.45%	652,412	4.00%	815,515	5.00%

In July 2013, the FRB issued a final rule that makes technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The phase-in period for the final rules began on January 1, 2015. Full compliance with the final rules was phased in on January 1, 2019.

14. FAIR VALUE MEASUREMENTS

The Company follows ASC 820 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

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

Derivative instruments

As discussed in Note 11 “Derivatives,” the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No material differences were identified during the validation as of December 31, 2020 and 2019. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of December 31, 2020 and 2019 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2020 and 2019.

The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the table below.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 (dollars in thousands):

	Fair Value Measurements at December 31, 2020 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$13,394	$—	$13,394
Obligations of states and political subdivisions	—	837,326	—	837,326
Corporate and other bonds(1)	—	151,078	—	151,078
Mortgage-backed securities	—	1,536,996	—	1,536,996
Other securities	—	1,625	—	1,625
Loans held for sale	—	96,742	—	96,742
Derivatives:
Interest rate swap	—	163,360	—	163,360

LIABILITIES
Derivatives:
Interest rate swap	$—	$163,360	$—	$163,360
Fair value hedges	—	12,483	—	12,483

	Fair Value Measurements at December 31, 2019 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$21,320	$—	$21,320
Obligations of states and political subdivisions	—	447,091	—	447,091
Corporate and other bonds(1)	—	135,959	—	135,959
Mortgage-backed securities	—	1,337,996	—	1,337,996
Other securities	—	3,079	—	3,079
Loans held for sale	—	55,405	—	55,405
Derivatives:
Interest rate swap	—	54,345	—	54,345
Fair value hedges	—	182	—	182

LIABILITIES
Derivatives:
Interest rate swap	$—	$54,345	$—	$54,345
Cash flow hedges	—	1,147	—	1,147
Fair value hedges	—	6,256	—	6,256
(1)	Other bonds include asset-backed securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to foreclosed properties, former bank premises, and collateral-dependent loans that are individually assessed. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The assets for which a nonrecurring fair value measurement was recorded during the period ended December 31, 2020 and 2019 was $12.7 million and $11.9 million, respectively. The nonrecurring valuation adjustments for these assets did not have a material impact on the Company’s consolidated financial statements.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2020 and 2019. The Company’s level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2020 and 2019.

Loans and Leases

The fair value of loans and leases were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans and leases. The fair value of performing loans and leases were estimated through use of discounted cash flows.  Credit loss assumptions were based on market PD/LGD for loan and lease cohorts.  The discount rate was based primarily on recent market origination rates. Fair value of loans and leases individually assessed and their respective levels within the fair value hierarchy are described in the previous section related to fair value measurements of assets that are measured on a nonrecurring basis.

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

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2020 and 2019 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2020 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$493,294	$493,294	$—	$—	$493,294
AFS securities	2,540,419	—	2,540,419	—	2,540,419
HTM securities	544,851	—	606,496	13,269	619,765
Restricted stock	94,782	—	94,782	—	94,782
Loans held for sale	96,742	—	96,742	—	96,742
Net loans	13,860,774	—	—	13,710,640	13,710,640
Derivatives:
Interest rate swap	163,360	—	163,360	—	163,360
Accrued interest receivable	75,757	—	75,757	—	75,757
BOLI	326,892	—	326,892	—	326,892

LIABILITIES
Deposits	$15,722,765	$—	$15,763,991	$—	$15,763,991
Borrowings	840,717	—	821,516	—	821,516
Accrued interest payable	2,516	—	2,516	—	2,516
Derivatives:
Interest rate swap	163,360	—	163,360	—	163,360
Fair value hedges	12,483	—	12,483	—	12,483

	Fair Value Measurements at December 31, 2019 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$436,032	$436,032	$—	$—	$436,032
AFS securities	1,945,445	—	1,945,445	—	1,945,445
HTM securities	555,144	—	585,820	17,683	603,503
Restricted stock	130,848	—	130,848	—	130,848
Loans held for sale	55,405	—	55,405	—	55,405
Net loans	12,568,642	—	—	12,449,505	12,449,505
Derivatives:
Interest rate swap	54,345	—	54,345	—	54,345
Fair value hedges	182	—	182	—	182
Accrued interest receivable	52,721	—	52,721	—	52,721
BOLI	322,917	—	322,917	—	322,917

LIABILITIES
Deposits	$13,304,981	$—	$13,349,943	$—	$13,349,943
Borrowings	1,513,748	—	1,479,606	—	1,479,606
Accrued interest payable	6,108	—	6,108	—	6,108
Derivatives:
Interest rate swap	54,345	—	54,345	—	54,345
Cash flow hedges	1,147	—	1,147	—	1,147
Fair value hedges	6,256	—	6,256	—	6,256

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

15. REVENUE

The majority of the Company’s noninterest income comes from short term contracts associated with fees for services provided on deposit accounts, credit cards, and wealth management accounts, and mortgage banking and is being accounted for in accordance with Topic 606. Typically, the duration of a contract does not extend beyond the services performed; therefore, the Company concluded that discussion regarding contract balances is immaterial.

The Company’s performance obligations on revenue from interchange fees and deposit accounts are generally satisfied immediately, when the transaction occurs, or by month-end. Performance obligations on revenue from fiduciary and asset management fees are generally satisfied monthly or quarterly. For a majority of fee income on deposit accounts the Company is a principal, controlling the promised good or service before transferring it to the customer. For the majority of income related to wealth management income, the Company is an agent, responsible for arranging for the provision of goods and services by another party. Mortgage banking income is earned when the originated loans are sold to an investor on the secondary market. The loans are classified as loans held for sale prior to being sold. Additionally, the changes in fair value of the loans held for sale, loan commitments, and related derivatives are included in mortgage banking income.

Noninterest income disaggregated by major source for the years ended December 31, 2020, 2019, and 2018 consisted of the following (dollars in thousands):

	2020	2019	2018
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$17,792	$24,092	$21,052
Maintenance fees & other	7,459	6,110	4,387
Other service charges, commissions, and fees (1)	6,292	6,423	5,603
Interchange fees (1)	7,184	14,619	18,803
Fiduciary and asset management fees (1):
Trust asset management fees	10,804	9,141	5,536
Registered advisor management fees	8,657	10,107	6,589
Brokerage management fees	4,189	4,117	4,025
Mortgage banking income	25,857	10,303	—
Gains on securities transactions	12,294	7,675	383
Bank owned life insurance income	9,554	8,311	7,198
Loan-related interest rate swap fees	15,306	14,126	3,554
Gain on Shore Premier sale	—	—	19,966
Other operating income (2)(3)	6,098	17,791	7,145
Total noninterest income (4)	$131,486	$132,815	$104,241
(1)	Income within scope of Topic 606.
(2)	Includes income within the scope of Topic 606 of $3.5 million, $4.0 million and $4.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. The remaining balance is outside the scope of Topic 606.
(3)	For the year ended December 31, 2019, the remaining balance outside the scope of Topic 606 includes $9.8 million in life insurance proceeds related to a Xenith-acquired loan that had been charged off prior to the Company’s acquisition of Xenith.
(4)	Noninterest income for the discontinued mortgage segment is reported in Note 19 “Segment Reporting & Discontinued Operations.”

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

The following 401(k) Plan match and other discretionary contributions were made to the Company’s employees, in accordance with the plans described above, in 2020, 2019, and 2018 (dollars in thousands):

	2020	2019	2018
401(k) Plan	$6,265	$5,550	$4,592
ESOP	1,000	1,163	1,005
Cash	697	780	1,509
Total	$7,962	$7,493	$7,106

The Company maintains certain deferred compensation arrangements with employees and certain current and former members of the Bank’s Boards of Directors. Under these deferred compensation plans, the Company had an obligation of $15.8 million at December 31, 2020 and $15.7 million at December 31, 2019. The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations.

On May 2, 2019, the Company’s Board of Directors authorized the name change of the Company’s equity compensation plan to the Atlantic Union Bankshares Corporation Stock and Incentive Plan (the “Plan”), which became effective on May 20, 2019. The Company may grant awards under the Plan until April 20, 2025. The Plan was previously called the Union Bankshares Corporation Stock and Incentive Plan (the “Amended and Restated SIP”), which amended and restated the former equity compensation plan (the “2011 Plan”). The Amended and Restated SIP became effective on April 21, 2015 upon shareholder approval. The Amended and Restated SIP amended the 2011 Plan to, among other things, increase the maximum number of shares of the Company’s common stock issuable under the plan from 1,000,000 to 2,500,000 and add non-employee directors of the Company and certain subsidiaries, as well as regional advisory boards, as potential participants in the plan. As of December 31, 2020, there were 666,858 shares available for future issuance in the Plan.

The Plan provides for the granting of stock-based awards to key employees and non-employee directors of the Company and its subsidiaries in the form of: (i) stock options; (ii) RSAs, (iii) RSUs, (iv) stock awards; (v) PSUs; and performance cash awards. The Company issues new shares to satisfy stock-based awards. For option awards, the option price cannot be less than the fair market value of the stock on the grant date. Stock option awards have a maximum term of ten years from the date of grant, and generally become exercisable over a 5 year period beginning on the first anniversary of the date of grant. No stock options have been granted since February 2012. In 2019 the Company assumed additional stock options with the acquisition of Access. The stock option awards have a maximum term of five years from the date of grant, and generally become exercisable over a 4 year period beginning on the first anniversary of the date of grant. RSAs and PSUs typically have vesting schedules over three year to four year periods and the expense is recognized over the vesting period.

For the years ended December 31, 2020, 2019, and 2018, the Company recognized stock-based compensation expense, which is included in salaries and benefits expense on the Company’s Consolidated Statements of Income (dollars in thousands, except per share data) as follows:

	Year Ended December 31,
	2020	2019	2018
Stock-based compensation expense	$9,258	$8,332	$6,132
Reduction of income tax expense	1,944	1,750	1,287
Per share compensation cost	$0.09	$0.08	$0.07

Stock Options

The following table summarizes the stock option activity during the year ended December 31, 2020:

			Weighted
		Weighted	Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(shares)	Price	Life	Value
Outstanding as of December 31, 2019	422,138	$32.48
Granted	—	—
Exercised	(46,278)	22.04
Forfeited	(4,582)	31.83
Expired	(22,618)	33.40
Outstanding as of December 31, 2020	348,660	33.81	1.76	$798,340
Exercisable as of December 31, 2020	317,237	34.00	1.63	764,501

During the year ended December 31, 2020, there were 46,278 stock options exercised with a total intrinsic value (the amount by which the stock price exceeded the exercise price) and fair value of approximately $555,000 and $1.6 million, respectively. Cash received from the exercise of stock options for the year ended December 31, 2020 was approximately $1.0 million, and the tax benefit realized from tax deductions associated with options exercised during the year was approximately $112,000. The total intrinsic value of all stock options outstanding was $798,000 as of December 31, 2020.

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

The following table summarizes the restricted stock activity for the year ended December 31, 2020:

		Weighted
	Number of	Average
	Shares of	Grant-Date Fair
	RSAs	Value
Unvested as of December 31, 2019	431,642	$34.90
Granted	208,514	33.63
Net settle for taxes	(55,336)	36.40
Vested	(161,445)	32.09
Forfeited	(16,868)	34.19
Unvested as of December 31, 2020	406,507	35.61

Performance Stock

The Plan permits the granting of PSUs. PSUs are granted to certain employees at no cost to the recipient and are subject to vesting based on achieving certain performance metrics; the grant of PSUs is subject to approval by the Company’s Compensation Committee at its sole discretion. PSUs may be paid in cash or shares of common stock or a combination thereof. Holders of PSUs have no right to vote the shares represented by the units. In 2020, the PSUs awarded were market based awards with the number of PSUs ultimately earned based on the Company’s total shareholder return as measured over the performance period.

	Number of	Weighted Average
	Shares of	Grant-
	PSUs	Date Fair Value
Unvested as of December 31, 2019	144,709	$37.24
Granted	108,302	33.99
Net settle for taxes	(14,186)	44.72
Vested	(38,922)	39.80
Forfeited	(2,093)	32.50
Unvested as of December 31, 2020	197,810	34.84

During years ended December 31, 2020, 2019 and 2018 PSUs were awarded with a market based component based on total shareholder return. The fair value of each PSU granted is estimated on the date of grant using the Monte Carlo simulation lattice model that uses the assumptions noted in the following table:

	2020(5)	2019(5)	2018(5)
Dividend yield(1)	2.83%	2.57%	2.25%
Expected life in years(2)	2.86	2.86	2.86
Expected volatility(3)	24.33%	24.04%	23.47%
Risk-free interest rate(4)	1.35%	2.48%	2.38%
(1)	Calculated as the ratio of the current dividend paid per the stock price on the date of grant.
(2)	Represents the remaining performance period as of the grant date.
(3)	Based on the historical volatility for the period commensurate with the expected life of the PSUs.
(4)	Based upon the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the grant date.
(5)	Assumptions disclosed represent those used in the primary annual issuance.

The estimated unamortized compensation expense, net of estimated forfeitures, related to, restricted stock, performance stock and stock options issued and outstanding as of December 31, 2020 that will be recognized in future periods is as follows (dollars in thousands):

	Restricted	Performance	Stock
	Stock	Stock	Options	Total
2021	$4,997	$1,844	$67	$6,908
2022	2,579	957	66	3,602
2023	434	—	4	438
2024	42	—	—	42
Total	$8,052	$2,801	$137	$10,990

17. INCOME TAXES

The Company files income tax returns in the U.S., the Commonwealth of Virginia, and other states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2017.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2020 and 2019 (dollars in thousands):

	2020	2019
Deferred tax assets:
Credit losses	$48,505	$18,938
Benefit plans	3,332	3,507
Acquisition accounting	10,038	16,021
Lease right-of-use asset	14,893	13,507
Stock grants	2,305	2,032
OREO	2,971	3,295
Securities available for sale	1,017	1,169
Net operating losses	47,463	55,023
Nonaccrual loans	2,011	3,243
Other	7,287	4,227
Total deferred tax assets	$139,822	$120,962
Deferred tax liabilities:
Acquisition accounting	$16,271	$19,815
Lease right-of-use liability	12,012	11,191
Premises and equipment	19,066	6,696
Securities available for sale	19,714	10,069
Other	674	511
Total deferred tax liabilities	67,737	48,282
Net deferred tax asset	$72,085	$72,680

At December 31, 2020, the Company had federal net operating loss carryforwards of approximately $165.2 million, of which approximately $144.4 million under pre-2018 law can be carried forward 20 years, and $20.8 million that can be carried forward indefinitely. The Company also had state net operating loss carryforwards of approximately $334.1 million, of which approximately $226.1 million will begin to expire after 2026, and $108 million that can be carried forward indefinitely. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies in accordance with ASC 740-10-30. Based on its latest analysis, at December 31, 2020, management concluded that it is more likely than not that the Company would be able to fully realize its deferred tax asset related to net operating losses generated at the federal and state level. A significant portion of the net operating losses were obtained in the acquisition of Xenith at the beginning of 2018.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable ASC 740, Accounting for Uncertainty in Income Taxes, regulations.

The provision for income taxes charged to continuing operations for the years ended December 31, 2020, 2019, and 2018 consists of the following (dollars in thousands):

	2020	2019	2018
Current tax expense	$25,376	$22,500	$12,114
Deferred tax expense	2,690	15,057	17,902
Income tax expense	$28,066	$37,557	$30,016

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income for the years ended December 31, 2020, 2019, and 2018, due to the following (dollars in thousands):

	2020	2019	2018
Computed "expected" tax expense	$39,122	$48,564	$37,680
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(8,844)	(8,259)	(5,188)
State income tax benefit	(310)	(1,078)	(1,133)
Other tax exempt income, net	(1,902)	(1,670)	(1,343)
Income tax expense	$28,066	$37,557	$30,016

The effective tax rates were 15.1%, 16.2% and 16.7% for years ended December 31, 2020, 2019, and 2018, respectively. Tax credits totaled approximately $3.0 million, $2.9 million and $1.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The following table presents EPS from continuing operations, discontinued operations and total net income available to common shareholders for the years ended December 31, (in thousands except per share data):

	2020	2019	2018
Net Income:
Income from continuing operations	$158,228	$193,698	$149,413
Income (loss) from discontinued operations	—	(170)	(3,165)
Net income	158,228	193,528	146,248
Preferred Stock Dividends	5,658	—	—
Net income available to common shareholders	$152,570	$193,528	$146,248

Weighted average shares outstanding, basic	78,859	80,201	65,859
Dilutive effect of stock awards and warrants	17	63	50
Weighted average shares outstanding, diluted	78,876	80,264	65,909

Basic EPS:
EPS from continuing operations	$1.93	$2.41	$2.27
EPS from discontinued operations	—	—	(0.05)
EPS available to common shareholders	$1.93	$2.41	$2.22

Diluted EPS:
EPS from continuing operations	$1.93	$2.41	$2.27
EPS from discontinued operations	—	—	(0.05)
EPS available to common shareholders	$1.93	$2.41	$2.22

19. SEGMENT REPORTING & DISCONTINUED OPERATIONS

Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assessing performance.  The Bank is the Company’s only reportable operating segment upon which management makes decisions regarding how to allocate resources and assess performance.  While the Company’s chief operating decision makers do have some limited financial information about its various financial products and services, that information is not complete since it does not include a full allocation of revenue, costs, and capital from key corporate functions; therefore, the Company evaluates financial performance on the Company-wide basis.  Management continues to evaluate these business units for separate reporting as facts and circumstances change.

Prior to the second quarter of 2018, the Company had two reportable operating segments; community banking and mortgage. On May 23, 2018, the Bank announced that it had entered into an agreement with a third-party mortgage company TFSB to allow TFSB to offer residential mortgages from certain Bank locations on the terms and conditions set forth in the agreement. Concurrently with that arrangement, the Bank began the process of winding down the operations of UMG, the Company’s reportable mortgage segment. Effective at the close of business June 1, 2018, UMG was no longer originating mortgages in its name. The decision to wind down the operations of UMG was based on a number of strategic priorities and other factors, including the additional investment in the business required to achieve the necessary scale to be competitive. As a result of this decision, the community bank segment is the only remaining reportable segment and does not require separate reporting disclosures.

On May 30, 2019, the Bank notified TFSB that the Bank was terminating its primary agreement with TFSB and will no longer allow TFSB to offer residential mortgages from Bank locations. UMG operations remain discontinued, although the Company continues to offer residential mortgages through a division of the Bank.

As of December 31, 2020, the assets and liabilities, as well as the operating results, of the discontinued mortgage segment were not considered material. As of December 31, 2019, the Company’s Consolidated Balance Sheets included assets and liabilities from discontinued operations of $668,000 and $640,000, respectively. Management believes there are no material on-going obligations with respect to UMG’s business that have not been recorded in the Company’s consolidated financial statements.

The following table presents summarized operating results of the discontinued mortgage segment at December 31, 2019 and 2018 respectively (dollars in thousands):

	2019	2018
Net interest income	$—	$850
Provision for credit losses	—	(185)
Net interest income after provision for credit losses	—	1,035
Noninterest income	1	3,882
Noninterest expenses	231	9,197
Income before income taxes	(230)	(4,280)
Income tax expense (benefit)	(60)	(1,115)
Net income (loss) on discontinued operations	$(170)	$(3,165)

20. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may have loans issued to its executive officers, directors, and principal shareholders. Pursuant to its policy, such loans are made in the ordinary course of business and do not involve more than the normal risk of collectability.

21. PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by Atlantic Union Bankshares Corporation (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2020, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Parent Company without prior regulatory approval totaled approximately $370.8 million, or 13.69%, of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
ASSETS
Cash	$116,748	$5,283
Premises and equipment, net	10,435	10,568
Other assets	30,429	27,438
Investment in subsidiaries	2,858,608	2,786,842
Total assets	$3,016,220	$2,830,131
LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term borrowings	$148,806	$157,155
Trust preferred capital notes	141,023	140,237
Other liabilities	17,901	19,637
Total liabilities	307,730	317,029
Total stockholders' equity	2,708,490	2,513,102
Total liabilities and stockholders' equity	$3,016,220	$2,830,131

PARENT COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2020, 2019, and 2018

(Dollars in thousands)

	2020	2019	2018
Income:
Interest and dividend income	$—	$3	$—
Dividends received from subsidiaries	97,880	160,033	50,750
Other operating income	1,338	1,484	2,719
Total income	99,218	161,520	53,469
Expenses:
Interest expense	13,506	15,935	15,253
Other operating expenses	8,249	11,434	13,782
Total expenses	21,755	27,369	29,035
Income before income taxes and equity in undistributed net income from subsidiaries	77,463	134,151	24,434
Income tax benefit	(5,439)	(6,499)	(6,176)
Equity in undistributed net income from subsidiaries	75,326	52,878	115,638
Net income	$158,228	$193,528	$146,248
Comprehensive income	$193,668	$239,376	$136,905

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020, 2019, and 2018

(Dollars in thousands)

	2020	2019	2018
Operating activities:
Net income	$158,228	$193,528	$146,248
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(75,326)	(52,878)	(115,638)
Depreciation of premises and equipment	439	424	424
Acquisition accounting amortization, net	735	662	636
Gain on sale of investment	—	—	(1,416)
Issuance of common stock for services	804	910	914
Net increase in other assets	(3,005)	(3,256)	(584)
Net increase (decrease) in other liabilities	10,038	4,964	(4,159)
Net cash provided by (used in) operating activities	91,913	144,354	26,425
Investing activities:
Net increase in premises and equipment	(306)	(355)	—
Proceeds from sale of investment	—	—	3,761
Increase in equity method investments	(2,353)	—	—
Cash paid in acquisitions	—	(12)	—
Cash received in acquisitions	—	21,553	25,976
Net cash provided by (used in) investing activities	(2,659)	21,186	29,737
Financing activities:
Net increase (decrease) in short-term borrowings	—	(5,000)	5,000
Repayments of long-term borrowings	(8,500)	—	—
Cash dividends paid - common stock	(78,860)	(78,345)	(58,001)
Cash dividends paid - preferred stock	(5,658)	—	—
Cancellation of warrants	—	—	(1,530)
Issuance (repurchase) of common stock	(48,866)	(78,292)	2,347
Issuance of preferred stock, net	166,356	—	—
Vesting of restricted stock, net of shares held for taxes	(2,261)	(2,301)	(2,908)
Net cash provided by (used in) financing activities	22,211	(163,938)	(55,092)
Increase (decrease) in cash and cash equivalents	111,465	1,602	1,070
Cash, cash equivalents and restricted cash at beginning of the period	5,283	3,681	2,611
Cash, cash equivalents and restricted cash at end of the period	$116,748	$5,283	$3,681
Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for net assets in acquisition	$—	$499,974	$794,809

Transactions related to bank acquisition
Assets acquired	—	509,075	859,176
Liabilities assumed	—	9,089	64,367

22. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through February 26, 2021, the date the financial statements were issued.

On January 28, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share of common stock. The common stock dividend is payable on February 26, 2021 to common shareholders of record as of February 12, 2021.

The Company’s Board of Directors also declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on March 1, 2021 to preferred shareholders of record as of February 12, 2021.

The Company consolidated five branch locations in February 2021.

In response to the current rate environment, the Company prepaid a $200.0 million long-term FHLB advance in February 2021, which resulted in a prepayment penalty of $14.7 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective on December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Form 10-K. Ernst & Young’s report on the Company’s internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors and the Company’s audit committee and the audit committee financial experts is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2021 Annual Meeting of Shareholders to be held May 4, 2021 (the “Proxy Statement”), under the captions “Proposal 1 - Election of Five Directors,” “Information About Directors Whose Terms Do Not Expire This Year” and “Corporate Governance, Board Leadership, and Board Diversity.” Information about the Company’s executives required by this item is included in Part I, Item I of this Form 10-K under the caption “Information about our Executive Officers”.

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

ITEM 11. - EXECUTIVE COMPENSATION.

This information is incorporated by reference from the Proxy Statement under the captions “Corporate Governance, Board Leadership, and Board Diversity,” “Named Executive Officers,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Ownership of Company Stock,” “Executive Compensation,” and “Director Compensation.”

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, this information is incorporated by reference from the Proxy Statement under the caption “Ownership of Company Stock” and from Note 16 “Employee Benefits and Stock Based Compensation” contained in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

The following table summarizes information relating to the Company’s equity compensation plans, pursuant to which securities are authorized for issuance, as of December 31, 2020:

	Number of		Number of securities
	securities to be	Weighted-average	remaining
	issued upon	exercise price of	available for future
	exercise of	outstanding	issuance
	outstanding options,	options,	under equity compensation
	warrants and	warrants and	plans (excluding securities
	rights	rights	reflected in column (A))
	(A)(1)	(B)	(C)
Equity compensation plans approved by security holders	26,742	$14.19	666,858
Total	26,742	$14.19	666,858

(1)	The number in column (A) does not include (i) a total of 321,918 shares of common stock that are issuable upon the exercise of stock options assumed in the merger with Access with a weighted average exercise price of $35.44 per share.

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

The following documents are filed as part of this Form 10-K:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8 of this Form 10-K:

◾	Reports of Independent Registered Public Accounting Firm;
◾	Consolidated Balance Sheets - December 31, 2020 and 2019;
◾	Consolidated Statements of Income - Years ended December 31, 2020, 2019, and 2018;
◾	Consolidated Statements of Comprehensive Income-Years ended December 31, 2020, 2019, and 2018;
◾	Consolidated Statements of Changes in Stockholder’s Equity - Years ended December 31, 2020, 2019, and 2018;
◾	Consolidated Statements of Cash Flows - Years ended December 31, 2020, 2019, and 2018; and
◾	Notes to Consolidated Financial Statements for the Years ended December 31, 2020, 2019, and 2018.

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
2.1

Agreement and Plan of Reorganization, dated as of May 19, 2017, by and between Union Bankshares Corporation and Xenith Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 23, 2017)

2.2

Agreement and Plan of Reorganization, dated as of October 4, 2018, as amended on December 7, 2018, by and between Union Bankshares Corporation and Access National Corporation (incorporated by reference to Annex A to Form S-4/A Registration Statement filed on December 10, 2018; SEC file no. 333-228455)

3.1

Amended and Restated Articles of Incorporation of Atlantic Union Bankshares Corporation, effective May 7, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 7, 2020)

3.1.1

Articles of Amendment designating the 6.875% Perpetual Non-Cumulative Preferred Stock, Series A, effective June 9, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 9, 2020).

3.2

Amended and Restated Bylaws of Atlantic Union Bankshares Corporation, effective as of December 5, 2019 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed on February 25, 2020)

4.1

Subordinated Indenture, dated as of December 5, 2016, between Union Bankshares Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 5, 2016)

4.2

First Supplemental Indenture, dated as of December 5, 2016, between Union Bankshares Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on December 5, 2016)

4.3	Form of 5.00% Fixed-to-Floating Rate Subordinated Note due 2026 (incorporated by reference to Exhibit A in Exhibit 4.2 to Current Report on Form 8-K filed on December 5, 2016)

4.4

Deposit Agreement, dated June 9, 2020, by and among Atlantic Union Bankshares Corporation, Computershare Inc. and Computershare Trust Company, N.A., and the holders from time to time of Depositary Receipts described therein (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 9, 2020)

4.5

Form of Depositary Receipt representing Depositary Shares (incorporated by reference to Exhibit A to Exhibit 4.1 to Current Report on Form 8-K filed on June 9, 2020)

Certain instruments relating to long-term debt not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

4.6	Description of the Company’s Capital Stock

10.1*

Amended and Restated Management Continuity Agreement between Union First Market Bankshares Corporation and Robert M. Gorman, dated July 17, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 11, 2012)

10.2*

Employment Agreement by and between Union First Market Bankshares and Robert M. Gorman, dated July 17, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2012)

10.3*

Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015) (incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement filed on April 23, 2015; SEC file no. 333-203580)

10.3.1*

First Amendment, effective May 20, 2019, to the Atlantic Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015) (incorporated by reference to Exhibit 10.01 to Quarterly Report on Form 10-Q filed on August 6, 2019)

10.4*

1995 Supplemental Compensation Agreement between Union Bank and Trust Company and Daniel I. Hansen, as amended, dated July 18, 1995 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on February 27, 2015)

10.5*

Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K filed on February 25, 2020)

10.5.1*

Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, effective September 1, 2019 (incorporated by reference to Exhibit 10.6.1 to Annual Report on Form 10-K filed on February 25, 2020)

10.5.2*

Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.6.2 to Annual Report on Form 10-K filed on February 25, 2020)

10.6*

Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed on February 25, 2020)

10.6.1*

Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, effective September 1, 2019 (incorporated by reference to Exhibit 10.7.1 to Annual Report on Form 10-K filed on February 25, 2020)

10.6.2*

Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.7.2 to Annual Report on Form 10-K filed on February 25, 2020)

10.7*

Form of Time-Based Restricted Stock Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed on April 27, 2015)

10.8*

Atlantic Union Bankshares Corporation Executive Severance Plan (as amended and restated effective May 20, 2019) (incorporated by reference to Exhibit 10.03 to Quarterly Report on Form 10-Q filed on August 6, 2019)

10.9*

Employment Agreement by and between Union Bankshares Corporation and John C. Asbury, dated August 23, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 24, 2016)

10.10*

Management Continuity Agreement by and between Union Bankshares Corporation and John C. Asbury, dated August 23, 2016 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 24, 2016)

10.11*	Schedule of Atlantic Union Bankshares Corporation Non-Employee Directors' Annual Compensation

10.12*	Management Incentive Plan

10.13*	Atlantic Union Bankshares Corporation Executive Stock Ownership Policy, adopted December 10, 2020

10.14*

Form of Performance Share Unit Agreement under Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 15, 2018) (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K filed on February 27, 2018)

10.15*

Form of Time-Based Restricted Stock Agreement under Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 15, 2018) (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed on February 27, 2018)

10.16*

Access National Corporation 2017 Equity Compensation Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed on February 1, 2019; SEC file no. 333-228455)

10.17*

Access National Corporation 2009 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed on February 1, 2019; SEC file no. 333-228455)

10.18*

Form of Time-Based Restricted Stock Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 14, 2020) (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on February 25, 2020)

10.19*

Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 14, 2020) (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on February 25, 2020)

10.20*

Underwriting Agreement, dated June 2, 2020, by and among Atlantic Union Bankshares Corporation, Morgan Stanley & Co. LLC, BofA Securities, Inc., Keefe, Bruyette & Woods, Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, UBS

Securities LLC and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on June 3, 2020)

10.21*	Atlantic Union Bankshares Corporation Non-Employee Director Stock Ownership Policy, adopted October 29, 2020
10.22*	Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 12, 2021)
21.1	Subsidiaries of Atlantic Union Bankshares Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

Interactive data files formatted in Inline eXtensible Business Reporting Language - pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) the Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019, and 2018, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018 and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2020, 2019, and 2018.

104.0	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).
*	Indicates management contract.

ITEM 16. - FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Union Bankshares Corporation

By:	/s/ John C. Asbury	Date: February 26, 2021
John C. Asbury
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2021.

Signature	Title

/s/ John C. Asbury	Director, President, and Chief Executive Officer (principal executive
John C. Asbury	officer)

/s/ Patrick E. Corbin	Director
Patrick E. Corbin

/s/ Beverley E. Dalton	Director
Beverley E. Dalton

/s/ Frank Russell Ellett	Director
Frank Russell Ellett

/s/ Gregory L. Fisher	Director
Gregory L. Fisher

/s/ Robert M. Gorman	Executive Vice President and Chief Financial Officer (principal financial
Robert M. Gorman	and accounting officer)

/s/ Daniel I. Hansen	Director
Daniel I. Hansen

/s/ Jan S. Hoover	Director
Jan S. Hoover

/s/ Patrick J. McCann	Vice Chairman of the Board of Directors
Patrick J. McCann

/s/ W. Tayloe Murphy, Jr.	Director
W. Tayloe Murphy, Jr.

/s/ Alan W. Myers	Director
Alan W. Myers

/s/ Thomas P. Rohman	Director
Thomas P. Rohman

/s/ Linda V. Schreiner	Director
Linda V. Schreiner

/s/ Thomas G. Snead, Jr.	Director
Thomas G. Snead, Jr.

/s/ Ronald L. Tillett	Chairman of the Board of Directors
Ronald L. Tillett

/s/ Keith L. Wampler	Director
Keith L. Wampler

/s/ F. Blair Wimbush	Director
F. Blair Wimbush