Form 10-Q
period 2021-03-31
Atlantic Union Bankshares Corp
filed 2021-05-06
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of April 29, 2021 was 79,010,443.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

2020 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2020
Access	–	Access National Corporation and its subsidiaries
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALLL	–	Allowance for loan and lease losses, a component of ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASC 326	–	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 820	–	ASC 820, Fair Value Measurements and Disclosures
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Atlantic Union Bank (formerly, Union Bank & Trust)
BOLI	–	Bank-owned life insurance
bps	–	Basis points
CAA	–	Consolidated Appropriations Act, 2021
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
the Company	–	Atlantic Union Bankshares Corporation (formerly, Union Bankshares Corporation) and its subsidiaries
COVID-19	–	COVID-19 global pandemic
depositary shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock , with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per common share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FCMs	–	Futures Commission Merchants
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Act	–	Federal Reserve Act of 1913, as amended
Federal Reserve Bank or FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FOMC	–	Federal Open Markets Committee
FTE	–	Fully taxable equivalent
GAAP or U.S. GAAP	–	Accounting principles generally accepted in the United States
HTM	–	Held to maturity
ICE Data Services	–	Intercontinental Exchange Data Services
the Joint Guidance	–	The five federal bank regulatory agencies and the Conference of State Bank Supervisors guidance issued on March 22, 2020 (subsequently revised on April 7, 2020)
LIBOR	–	London Interbank Offered Rate
MBS	–	Mortgage Backed Securities
MD&A	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NOW	–	Negotiable order of withdrawal
NPA	–	Nonperforming assets
NSF	–	Nonsufficient funds
OCI	–	Other comprehensive income

OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCD	–	Purchased credit deteriorated
PCI	–	Purchased credit impaired
PD/LGD	–	Probability of default/loss given default
PPPLF	–	Paycheck Protection Program Liquidity Facility
PPP	–	Paycheck Protection Program
PPP Round One	–	Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act
PPP Round Two	–	Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, as amended by the Consolidated Appropriations Act, 2021
Quarterly Report	–	Quarterly Report on Form 10-Q for the quarter ended March 31, 2021
ROA	–	Return on average assets
ROE	–	Return on average common equity
ROTCE	–	Return on average tangible common equity
ROU Asset	–	Right of Use Asset
RUC	–	Reserve for unfunded commitments
RVI	–	Residual value insurance
SBA	–	Small Business Administration
SEC	–	Securities and Exchange Commission
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SSFA	–	Simplified supervisory formula approach
TDR	–	Troubled debt restructuring
Topic 606	–	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
Topic 740	–	ASU 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”
Topic 848	–	ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
TFSB	–	The Federal Savings Bank
Xenith	–	Xenith Bankshares, Inc. and its subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$155,972	$172,307
Interest-bearing deposits in other banks	244,593	318,974
Federal funds sold	315	2,013
Total cash and cash equivalents	400,880	493,294
Securities available for sale, at fair value	2,697,043	2,540,419
Securities held to maturity, at carrying value	543,575	544,851
Restricted stock, at cost	76,824	94,782
Loans held for sale, at fair value	49,082	96,742
Loans held for investment, net of deferred fees and costs	14,272,280	14,021,314
Less allowance for loan and lease losses	142,911	160,540
Total loans held for investment, net	14,129,369	13,860,774
Premises and equipment, net	161,478	163,829
Goodwill	935,560	935,560
Amortizable intangibles, net	53,471	57,185
Bank owned life insurance	328,627	326,892
Other assets	478,703	514,121
Total assets	$19,854,612	$19,628,449
LIABILITIES
Noninterest-bearing demand deposits	$5,066,399	$4,368,703
Interest-bearing deposits	11,231,618	11,354,062
Total deposits	16,298,017	15,722,765
Securities sold under agreements to repurchase	105,522	100,888
Other short-term borrowings	168,000	250,000
Long-term borrowings	290,078	489,829
Other liabilities	283,263	356,477
Total liabilities	17,144,880	16,919,959
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	104,493	104,169
Additional paid-in capital	1,918,991	1,917,081
Retained earnings	649,574	616,052
Accumulated other comprehensive income (loss)	36,501	71,015
Total stockholders' equity	2,709,732	2,708,490
Total liabilities and stockholders' equity	$19,854,612	$19,628,449

Common shares outstanding	79,006,331	78,729,212
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Interest and dividend income:
Interest and fees on loans	$128,006	$151,127
Interest on deposits in other banks	77	862
Interest and dividends on securities:
Taxable	10,353	11,627
Nontaxable	9,237	7,709
Total interest and dividend income	147,673	171,325
Interest expense:
Interest on deposits	9,128	28,513
Interest on short-term borrowings	48	1,340
Interest on long-term borrowings	3,599	6,464
Total interest expense	12,775	36,317
Net interest income	134,898	135,008
Provision for credit losses	(13,624)	60,196
Net interest income after provision for credit losses	148,522	74,812
Noninterest income:
Service charges on deposit accounts	5,509	7,578
Other service charges, commissions and fees	1,701	1,624
Interchange fees	1,847	1,625
Fiduciary and asset management fees	6,475	5,984
Mortgage banking income	8,255	2,022
Gains on securities transactions	78	1,936
Bank owned life insurance income	2,265	2,049
Loan-related interest rate swap fees	1,754	3,948
Other operating income	3,101	2,141
Total noninterest income	30,985	28,907
Noninterest expenses:
Salaries and benefits	52,660	50,117
Occupancy expenses	7,315	7,133
Furniture and equipment expenses	3,968	3,741
Technology and data processing	6,904	6,169
Professional services	4,960	3,307
Marketing and advertising expense	2,044	2,739
FDIC assessment premiums and other insurance	2,307	2,861
Other taxes	4,436	4,120
Loan-related expenses	1,877	2,697
OREO and credit-related expenses	(114)	688
Amortization of intangible assets	3,730	4,401
Loss on debt extinguishment	14,695	—
Other expenses	7,155	7,672
Total noninterest expenses	111,937	95,645
Income from continuing operations before income taxes	67,570	8,074
Income tax expense	11,381	985
Net income	56,189	7,089
Dividends on preferred stock	2,967	—
Net income available to common shareholders	$53,222	$7,089

Basic earnings per common share	$0.67	$0.09
Diluted earnings per common share	$0.67	$0.09
Dividends declared per common share	$0.25	$0.25
Basic weighted average number of common shares outstanding	78,863,468	79,290,352
Diluted weighted average number of common shares outstanding	78,884,235	79,317,382

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$56,189	$7,089
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(1,428)	(699)
Reclassification adjustment for losses (gains) included in net income (net of tax, $12 and $394 for the three months ended March 31, 2021 and 2020, respectively) (1)	(47)	1,481
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $8,806 and $3,904 for the three months ended March 31, 2021 and 2020, respectively)	(33,125)	14,687
Reclassification adjustment for gains included in net income (net of tax, $16 and $407 for the three months ended March 31, 2021 and 2020, respectively) (2)	(62)	(1,529)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $1 and $1 for the three months ended March 31, 2021 and 2020, respectively) (3)	(5)	(5)
Bank owned life insurance:
Unrealized holding losses arising during the period	—	(1,289)
Reclassification adjustment for losses included in net income (4)	153	108
Other comprehensive income (loss)	(34,514)	12,754
Comprehensive income	$21,675	$19,843
(1)	The gross amounts reclassified into earnings for the three months ended March 31, 2020 included a $1.8 million loss related to the termination of a cash flow hedge that is reported in “Other operating income” with the corresponding income tax effect being reflected as a component of income tax expense. The remaining gross amounts are reported in the interest income and interest expense sections of the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(2)	The gross amounts reclassified into earnings are reported as "Gains on securities transactions" on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(3)	The gross amounts reclassified into earnings are reported within interest income on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(4)	Reclassifications in earnings are reported in "Salaries and benefits" expense on the Company’s Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 and 2020

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2019	$105,827	$—	$1,790,305	$581,395	$35,575	$2,513,102
Net Income				7,089		7,089
Other comprehensive income (net of taxes of $3,890)					12,754	12,754
Dividends on common stock ($0.25 per share)				(19,825)		(19,825)
Stock purchased under stock repurchase plan (1,493,472 shares)	(1,985)		(47,894)			(49,879)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (183,750 shares)	244		(1,273)			(1,029)
Impact of adoption of ASC 326				(39,053)		(39,053)
Stock-based compensation expense			2,291			2,291
Balance- March 31, 2020	$104,086	$—	$1,743,429	$529,606	$48,329	$2,425,450

Balance - December 31, 2020	$104,169	$173	$1,917,081	$616,052	$71,015	$2,708,490
Net Income				56,189		56,189
Other comprehensive loss (net of taxes of $8,835)					(34,514)	(34,514)
Dividends on common stock ($0.25 per share)				(19,700)		(19,700)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (243,884 shares)	324		(289)			35
Stock-based compensation expense			2,199			2,199
Balance - March 31, 2021	$104,493	$173	$1,918,991	$649,574	$36,501	$2,709,732

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Dollars in thousands)	2021	2020
Operating activities:
Net income	$56,189	$7,089
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	3,969	3,831
Writedown of foreclosed properties and former bank premises	1,065	95
Amortization, net	7,904	6,164
Accretion related to acquisitions, net	(532)	(5,262)
Provision for credit losses	(13,624)	60,196
Gains on securities transactions, net	(78)	(1,936)
BOLI income	(2,265)	(2,049)
Originations and purchases of loans held for sale	(185,885)	(111,008)
Proceeds from sales of loans held for sale	231,250	92,298
Losses (gains) on sales of foreclosed properties and former bank premises, net	(706)	141
Losses on debt extinguishment	14,695	—
Stock-based compensation expenses	2,199	2,291
Issuance of common stock for services	—	204
Net decrease (increase) in other assets	42,567	(112,493)
Net increase (decrease) in other liabilities	(72,375)	110,796
Net cash provided by operating activities	84,373	50,357
Investing activities:
Purchases of AFS securities and restricted stock	(355,992)	(208,318)
Proceeds from sales of AFS securities and restricted stock	45,436	120,701
Proceeds from maturities, calls and paydowns of AFS securities	124,053	81,240
Proceeds from maturities, calls and paydowns of HTM securities	432	2,042
Net increase in loans held for investment	(250,762)	(152,891)
Net increase in premises and equipment	(3,520)	(3,994)
Proceeds from BOLI settlements	556	—
Proceeds from sales of foreclosed properties and former bank premises	2,431	2,095
Net cash used in investing activities	(437,366)	(159,125)
Financing activities:
Net increase in noninterest-bearing deposits	697,696	97,434
Net increase (decrease) in interest-bearing deposits	(122,424)	150,670
Net increase (decrease) in short-term borrowings	(77,366)	528
Repayments of long-term debt	(214,695)	—
Cash dividends paid - common stock	(19,700)	(19,825)
Cash dividends paid - preferred stock	(2,967)	—
Repurchase of common stock	—	(49,879)
Issuance of common stock	2,183	777
Vesting of restricted stock, net of shares held for taxes	(2,148)	(2,010)
Net cash provided by financing activities	260,579	177,695
Increase (decrease) in cash and cash equivalents	(92,414)	68,927
Cash, cash equivalents, and restricted cash at beginning of the period	493,294	436,032
Cash, cash equivalents, and restricted cash at end of the period	$400,880	$504,959

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Dollars in thousands)

	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$11,502	$34,755

Supplemental schedule of noncash investing and financing activities
Transfers from loans to foreclosed properties	—	615
Transfers from bank premises to OREO	1,425	—
Transfers from LHFI to LHFS	—	2,001

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 129 branches and approximately 150 ATMs located throughout Virginia, and in portions of Maryland and North Carolina. Atlantic Union Bank Wealth Management is a brand name used by Atlantic Union Bank and certain affiliates when providing trust, wealth management, private banking, and investment advisory products and services. Certain non-bank affiliates of Atlantic Union Bank include: Old Dominion Capital Management, Inc., and its subsidiary, Outfitter Advisors, Ltd., and Dixon, Hubard, Feinour, & Brown, Inc., which provide investment advisory services, Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Effective March 1, 2021, Middleburg Financial, the Bank’s wealth management division was rebranded to Atlantic Union Bank Wealth Management, and Middleburg Investment Services, LLC changed its name to Atlantic Union Financial Consultants, LLC.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements; however, in the opinion of management all adjustments necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other period.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2020 Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

Adoption of New Accounting Standards

In March 2020, the FASB issued Topic 848. This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform associated with the LIBOR transition. LIBOR and other interbank offered rates are widely used benchmark or reference rates that have been used in the valuation of loans, derivatives, and other financial contracts. Global capital markets are going to be required to move away from LIBOR and other interbank offered rates and toward rates that are more observable or transaction based and less susceptible to manipulation. Topic 848 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. Topic 848 is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective as of March 12, 2020 through December 31, 2022 and can be adopted at an instrument level. As of March 31, 2021, the Company utilized the expedient to assert probability of the hedged interest, regardless of any expected modification in terms related to reference rate reform for the newly executed cash flow hedges. The Company expects to incorporate other components of Topic 848 at a later date. This amendment does not have a material impact on the consolidated financial statements.

On January 1, 2021, the Company adopted Topic 740. This guidance was issued to simplify accounting for income taxes by removing specific technical exceptions that often produce information difficult for users of financial statements to understand. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company’s adoption of Topic 740 did not have a material impact on the consolidated financial statements.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash, cash due from banks, interest-bearing deposits in other banks, money market investments, other interest-bearing deposits, and federal funds sold.

Restricted cash is disclosed in Note 7 “Commitments and Contingencies” and is comprised of cash maintained at various correspondent banks as collateral for the Company’s derivative portfolio and is included in interest-bearing deposits in other banks in the Company’s Consolidated Balance Sheets. In addition, the Company is required to maintain reserve balances with the Federal Reserve Bank based on the type and amount of deposits; however, on March 15, 2020 the Federal Reserve Board announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020 due to economic conditions, which eliminated the reserve requirement for all depository institutions.

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ALLL, as well as the ACL reserve for securities. Accrued interest receivable totaled $57.4 million and $56.7 million on loans held for investment, $5.1 million and $6.8 million on HTM securities, and $11.7 million and $11.9 million on AFS securities at March 31, 2021 and December 31, 2020, respectfully, and is included in “Other Assets” on the Company’s Consolidated Balance Sheets. The Company’s policy is to write off accrued interest receivable through reversal of interest income when it becomes probable the Company will not be able to collect the accrued interest. For the quarters ended March 31, 2021 and March 31, 2020, accrued interest receivable write offs were not material to the Company’s consolidated financial statements.

2. SECURITIES

Available for Sale

The Company’s AFS investment portfolio is generally highly-rated or agency backed. All AFS securities were current with no securities past due or on non-accrual as of March 31, 2021 and December 31, 2020.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of March 31, 2021 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2021
U.S. government and agency securities	$11,470	$254	$(47)	$11,677
Obligations of states and political subdivisions	868,297	35,757	(4,956)	899,098
Corporate and other bonds (1)	145,403	2,448	(243)	147,608
Commercial mortgage-backed securities
Agency	316,527	11,260	(1,615)	326,172
Non-agency	58,691	79	(110)	58,660
Total commercial mortgage-backed securities	375,218	11,339	(1,725)	384,832
Residential mortgage-backed securities
Agency	1,138,014	26,812	(13,668)	1,151,158
Non-agency	100,036	1,521	(512)	101,045
Total residential mortgage-backed securities	1,238,050	28,333	(14,180)	1,252,203
Other securities	1,625	—	—	1,625
Total AFS securities	$2,640,063	$78,131	$(21,151)	$2,697,043
(1)	Other bonds include asset-backed securities.

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

(1) Other bonds include asset-backed securities

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses for which an ACL has not been recorded at March 31, 2021 and December 31, 2020 and that are not deemed to be impaired as of those dates. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2021
U.S. government and agency securities	$—	$—	$4,899	$(47)	$4,899	$(47)
Obligations of states and political subdivisions	271,172	(4,956)	—	—	271,172	(4,956)
Corporate and other bonds(1)	42,612	(237)	4,785	(6)	47,397	(243)
Commercial mortgage-backed securities
Agency	65,708	(1,614)	359	(1)	66,067	(1,615)
Non-agency	26,736	(110)	—	—	26,736	(110)
Total commercial mortgage-backed securities	92,444	(1,724)	359	(1)	92,803	(1,725)
Residential mortgage-backed securities
Agency	558,523	(13,650)	1,175	(18)	559,698	(13,668)
Non-agency	36,031	(491)	10,070	(21)	46,101	(512)
Total residential mortgage-backed securities	594,554	(14,141)	11,245	(39)	605,799	(14,180)
Total AFS securities	$1,000,782	$(21,058)	$21,288	$(93)	$1,022,070	$(21,151)

December 31, 2020
U.S. government and agency securities	$—	$—	$5,456	$(52)	$5,456	$(52)
Obligations of states and political subdivisions	5,091	(18)	—	—	5,091	(18)
Corporate and other bonds(1)	17,946	(52)	10,698	(47)	28,644	(99)
Commercial mortgage-backed securities
Agency	5,893	(2)	376	—	6,269	(2)
Non-agency	17,654	(17)	—	—	17,654	(17)
Total commercial mortgage-backed securities	23,547	(19)	376	—	23,923	(19)
Residential mortgage-backed securities
Agency	219,388	(1,944)	1,055	(2)	220,443	(1,946)
Non-agency	36,942	(206)	—	—	36,942	(206)
Total residential mortgage-backed securities	256,330	(2,150)	1,055	(2)	257,385	(2,152)
Total AFS securities	$302,914	$(2,239)	$17,585	$(101)	$320,499	$(2,340)

(1) Other bonds includes asset-backed securities.

As of March 31, 2021, there were $21.3 million, or 12 instances, of individual AFS securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $93,000. As of December 31, 2020, there were $17.6 million, or 15 instances, of individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $101,000.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at March 31, 2021 and December 31, 2020 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% SSFA rating.

The following table presents the amortized cost and estimated fair value of AFS securities as of March 31, 2021 and December 31, 2020, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	March 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$18,007	$18,168	$19,875	$19,997
Due after one year through five years	166,575	172,723	161,448	169,103
Due after five years through ten years	233,566	239,838	235,021	242,791
Due after ten years	2,221,915	2,266,314	2,022,903	2,108,528
Total AFS securities	$2,640,063	$2,697,043	$2,439,247	$2,540,419

Refer to Note 7 "Commitments and Contingencies" for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of March 31, 2021 and December 31, 2020.

Held to Maturity

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities and the estimated credit loss inherent in the portfolio is currently immaterial. The Company’s HTM securities were all current, with no securities past due or on non-accrual at March 31, 2021 and December 31, 2020.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of March 31, 2021 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
March 31, 2021
U.S. government and agency securities	$2,676	$—	$(31)	$2,645
Obligations of states and political subdivisions	535,634	62,880	—	598,514
Commercial mortgage-backed securities
Agency	5,265	1	(66)	5,200
Non-agency	—	—	—	—
Total commercial mortgage-backed securities	5,265	1	(66)	5,200
Total held-to-maturity securities	$543,575	$62,881	$(97)	$606,359

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

Credit Quality Indicators & Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. The Company’s HTM securities ACL was immaterial at March 31, 2021 and December 31, 2020. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s only HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of March 31, 2021 and December 31, 2020 by security type and credit rating (dollars in thousands):

	U.S. Government and Agency	Obligations of states and political	Mortgage-backed	Total HTM
	securities	subdivisions	securities	securities
March 31, 2021
Credit Rating:
AAA/AA/A	$—	$531,203	$—	$531,203
Not Rated - Agency(1)	2,676	—	5,265	7,941
Not Rated - Non-Agency	—	4,431	—	4,431
Total	$2,676	$535,634	$5,265	$543,575
December 31, 2020
Credit Rating:
AAA/AA/A	$—	$532,157	$—	$532,157
Not Rated - Agency(1)	2,751	—	5,333	8,084
Not Rated - Non-Agency	—	4,610	—	4,610
Total	$2,751	$536,767	$5,333	$544,851

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies

The following table presents the amortized cost and estimated fair value of HTM securities as of March 31, 2021 and December 31, 2020, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	March 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$1,441	$1,449	$1,443	$1,460
Due after one year through five years	8,518	8,786	8,577	8,893
Due after five years through ten years	1,680	1,719	1,744	1,805
Due after ten years	531,936	594,405	533,087	607,607
Total HTM securities	$543,575	$606,359	$544,851	$619,765

Refer to Note 7 "Commitments and Contingencies" for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of March 31, 2021 and December 31, 2020.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. The FHLB required the Bank to maintain stock in an amount equal to 3.75% and 4.25% of outstanding borrowings at March 31, 2021 and December 31, 2020, respectively, as well as a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of the Bank’s outstanding capital at both March 31, 2021 and December 31, 2020. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $67.0 million for March 31, 2021 and December 31, 2020 and FHLB stock in the amount of $9.8 million and $27.8 million as of March 31, 2021 and December 31, 2020, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three months ended March 31, 2021 and 2020 (dollars in thousands).

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Realized gains (losses):
Gross realized gains	$138	$2,164
Gross realized losses	(60)	(228)
Net realized gains	$78	$1,936

Proceeds from sales of securities	$45,436	$120,701

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

See Note 1 “Summary of Significant Accounting Policies” in this Quarterly Report for a summary of the Company’s impact of COVID-19. The information included below reflects the impact of the CARES Act, as amended by the CAA, and the Joint Guidance.

The Company’s loans are stated at their face amount, net of deferred fees and costs, and consist of the following at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Construction and Land Development	$884,303	$925,798
Commercial Real Estate - Owner Occupied	2,083,155	2,128,909
Commercial Real Estate - Non-Owner Occupied	3,671,471	3,657,562
Multifamily Real Estate	842,906	814,745
Commercial & Industrial(1)	3,599,884	3,263,460
Residential 1-4 Family - Commercial	658,051	671,949
Residential 1-4 Family - Consumer	816,916	822,866
Residential 1-4 Family - Revolving	563,786	596,996
Auto	406,349	401,324
Consumer	215,711	247,730
Other Commercial(2)	529,748	489,975
Total loans held for investment, net of deferred fees and costs(3)	14,272,280	14,021,314
Allowance for loan and lease losses	(142,911)	(160,540)
Total loans held for investment, net	$14,129,369	$13,860,774

(1) Commercial & industrial loans include approximately $1.5 billion and $1.2 billion in loans from the PPP at March 31, 2021 and December 31, 2020, respectively.

.

(2) Other commercial loans include approximately $20.2 million and $11.3 million in loans from the PPP at March 31, 2021 and December 31, 2020, respectively.

(3) Total loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $83.8 million and $69.7 million as of March 31, 2021 and December 31, 2020, respectively.

The following table shows the aging of the Company’s loan portfolio, by class, at March 31, 2021 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$880,139	$865	$473	$189	$2,637	$884,303
Commercial Real Estate - Owner Occupied	2,069,019	3,426	514	3,180	7,016	2,083,155
Commercial Real Estate - Non-Owner Occupied	3,666,228	1,055	1,413	817	1,958	3,671,471
Multifamily Real Estate	842,638	187	81	—	—	842,906
Commercial & Industrial	3,593,508	3,086	613	654	2,023	3,599,884
Residential 1-4 Family - Commercial	645,684	1,803	798	576	9,190	658,051
Residential 1-4 Family - Consumer	791,466	6,831	808	3,041	14,770	816,916
Residential 1-4 Family - Revolving	557,335	1,397	284	917	3,853	563,786
Auto	404,692	1,035	165	154	303	406,349
Consumer	214,438	595	314	248	116	215,711
Other Commercial	529,253	407	88	—	—	529,748
Total loans held for investment	$14,194,400	$20,687	$5,551	$9,776	$41,866	$14,272,280
% of total loans	99.45%	0.15%	0.04%	0.07%	0.29%	100.00%

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2020 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$920,276	$1,903	$547	$—	$3,072	$925,798
Commercial Real Estate - Owner Occupied	2,114,804	1,870	1,380	3,727	7,128	2,128,909
Commercial Real Estate - Non-Owner Occupied	3,651,232	2,144	1,721	148	2,317	3,657,562
Multifamily Real Estate	814,095	617	—	—	33	814,745
Commercial & Industrial	3,257,201	1,848	1,190	1,114	2,107	3,263,460
Residential 1-4 Family - Commercial	657,351	2,227	818	1,560	9,993	671,949
Residential 1-4 Family - Consumer	792,852	10,182	1,533	5,699	12,600	822,866
Residential 1-4 Family - Revolving	587,522	2,975	1,044	826	4,629	596,996
Auto	398,206	2,076	376	166	500	401,324
Consumer	245,551	1,166	550	394	69	247,730
Other Commercial	489,959	16	—	—	—	489,975
Total loans held for investment	$13,929,049	$27,024	$9,159	$13,634	$42,448	$14,021,314
% of total loans	99.34%	0.19%	0.07%	0.10%	0.30%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of January 1, 2021, as well as amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of March 31, 2021 (dollars in thousands):

	Nonaccrual
	January 1, 2021	March 31, 2021	Nonaccrual With No ALLL	90 Days and still Accruing
Construction and Land Development	$3,072	$2,637	$1,985	$189
Commercial Real Estate - Owner Occupied	7,128	7,016	1,994	3,180
Commercial Real Estate - Non-Owner Occupied	2,317	1,958	—	817
Multifamily Real Estate	33	—	—	—
Commercial & Industrial	2,107	2,023	1	654
Residential 1-4 Family - Commercial	9,993	9,190	6,388	576
Residential 1-4 Family - Consumer	12,600	14,770	2,364	3,041
Residential 1-4 Family - Revolving	4,629	3,853	60	917
Auto	500	303	—	154
Consumer	69	116	—	248
Total loans held for investment	$42,448	$41,866	$12,792	$9,776

The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of January 1, 2020, as well as amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of December 31, 2020 (dollars in thousands):

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

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2021 and 2020. See Note 1 “Summary of Significant Accounting Policies” in the Company’s 2020 Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Debt Restructurings

The CARES Act, as amended by the CAA, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. As of March 31, 2021 and December 31, 2020, the Company had approximately $68.1 million and $146.1 million, respectively, in loans still under their modified terms. The Company’s modification program primarily included payment deferrals and interest only modifications.

In addition to the above mentioned modifications, as of March 31, 2021, the Company has TDRs totaling $19.7 million with an estimated $1.2 million of allowance for those loans for the current period. As of December 31, 2020, the Company had TDRs totaling $20.6 million with an estimated $1.6 million of allowance for those loans.

A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for credit losses in accordance with the Company’s ALLL methodology. For the three months ended March 31, 2021 and March 31, 2020, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by class, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021			December 31, 2020
	No. of	Recorded	Outstanding	No. of	Recorded	Outstanding
	Loans	Investment	Commitment	Loans	Investment	Commitment
Performing
Construction and Land Development	4	$212	$—	4	$215	$—
Commercial Real Estate - Owner Occupied	5	1,827	—	6	2,033	176
Commercial Real Estate - Non-Owner Occupied	1	1,089	—	1	1,089	—
Commercial & Industrial	2	446	—	4	727	—
Residential 1-4 Family - Commercial	2	109	—	3	245	—
Residential 1-4 Family - Consumer	84	9,271	—	77	8,943	—
Residential 1-4 Family - Revolving	3	274	3	3	277	—
Consumer	4	35	—	3	22	—
Other Commercial	1	407	—	1	410	—
Total performing	106	$13,670	$3	102	$13,961	$176
Nonperforming
Commercial Real Estate - Owner Occupied	1	$19	$—	1	$20	$—
Commercial Real Estate - Non-Owner Occupied	1	128	—	1	134	—
Commercial & Industrial	4	427	—	3	237	—
Residential 1-4 Family - Commercial	3	404	—	4	1,296	—
Residential 1-4 Family - Consumer	26	4,977	—	23	4,865	—
Residential 1-4 Family - Revolving	3	103	—	3	103	—
Total nonperforming	38	$6,058	$—	35	$6,655	$—
Total performing and nonperforming	144	$19,728	$3	137	$20,616	$176

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three months ended March 31, 2021, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—	—	$—

Term modification, at a market rate
Commercial & Industrial	—	$—	1	$517
Residential 1-4 Family - Consumer	2	105	—	—
Total loan term extended at a market rate	2	$105	1	$517

Term modification, below market rate
Construction and Land Development	—	$—	1	$35
Residential 1-4 Family - Consumer	9	472	10	1,763
Consumer	1	16	—	—
Total loan term extended at a below market rate	10	$488	11	$1,798

Interest rate modification, below market rate
Residential 1-4 Family - Commercial	1	$45	—	$—
Total interest only at below market rate of interest	1	$45	—	$—

Total	13	$638	12	$2,315

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Within each segment, loan classes are further identified based on similar risk characteristics. The Company has identified the following classes within each segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residentil 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by segment for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31, 2021
	Commercial	Consumer	Total
Balance at beginning of period	$117,403	$43,137	$160,540
Loans charged-off	(1,974)	(1,667)	(3,641)
Recoveries credited to allowance	1,606	863	2,469
Provision charged to operations	(10,603)	(5,854)	(16,457)
Balance at end of period	$106,432	$36,479	$142,911

	Three Months Ended March 31, 2020
	Commercial	Consumer	Total
Balance at beginning of period	$30,941	$11,353	$42,294
Impact of ASC 326 adoption on non-PCD loans	4,432	40,666	45,098
Impact of ASC 326 adoption on PCD loans	1,752	634	2,386
Impact of adopting ASC 326	6,184	41,300	47,484
Loans charged-off	(2,968)	(4,183)	(7,151)
Recoveries credited to allowance	1,154	1,006	2,160
Provision charged to operations	42,532	13,724	56,256
Balance at end of period	$77,843	$63,200	$141,043

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

Special Mention is determined by the following criteria:

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

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of March 31, 2021 (dollars in thousands):

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Construction and Land Development
Pass	$61,584	$340,066	$215,340	$77,960	$22,165	$65,264	$26,117	$808,496
Watch	13	2,486	23,950	1,834	571	5,521	412	34,787
Special Mention	—	—	5,635	135	—	1,062	—	6,832
Substandard	—	—	—	28,395	8	5,785	—	34,188
Total Construction and Land Development	$61,597	$342,552	$244,925	$108,324	$22,744	$77,632	$26,529	$884,303

Commercial Real Estate - Owner Occupied
Pass	$34,001	$273,173	$346,684	$285,739	$216,109	$664,203	$17,023	$1,836,932
Watch	—	15,073	16,771	23,606	15,970	66,770	932	139,122
Special Mention	—	974	27,269	5,393	4,909	36,050	1,841	76,436
Substandard	—	—	4,950	5,060	158	20,497	—	30,665
Total Commercial Real Estate - Owner Occupied	$34,001	$289,220	$395,674	$319,798	$237,146	$787,520	$19,796	$2,083,155

Commercial Real Estate - Non-Owner Occupied
Pass	$113,841	$381,511	$429,913	$401,006	$395,726	$1,183,233	$35,333	$2,940,563
Watch	—	17,458	160,682	81,003	40,014	231,751	15,291	546,199
Special Mention	—	698	23,529	30,489	31,998	65,303	723	152,740
Substandard	—	10,991	—	13,263	—	7,715	—	31,969
Total Commercial Real Estate - Non-Owner Occupied	$113,841	$410,658	$614,124	$525,761	$467,738	$1,488,002	$51,347	$3,671,471

Commercial & Industrial
Pass	$587,238	$1,519,813	$334,830	$199,114	$59,668	$196,093	$564,292	$3,461,048
Watch	23	13,018	25,346	14,560	2,559	6,048	17,433	78,987
Special Mention	15,235	1,260	6,396	3,669	4,630	1,731	11,265	44,186
Substandard	—	527	4,942	1,278	303	2,865	5,748	15,663
Total Commercial & Industrial	$602,496	$1,534,618	$371,514	$218,621	$67,160	$206,737	$598,738	$3,599,884

Multifamily Real Estate
Pass	$8,219	$143,295	$114,224	$166,220	$102,337	$269,062	$2,927	$806,284
Watch	—	—	4,398	471	—	24,243	—	29,112
Special Mention	—	2,280	640	4,383	—	94	—	7,397
Substandard	—	—	—	—	—	113	—	113
Total Multifamily Real Estate	$8,219	$145,575	$119,262	$171,074	$102,337	$293,512	$2,927	$842,906

Residential 1-4 Family - Commercial
Pass	$20,945	$106,176	$82,343	$62,283	$74,998	$254,905	$2,294	$603,944
Watch	—	659	3,898	8,013	3,916	13,632	193	30,311
Special Mention	165	—	2,744	456	444	6,007	—	9,816
Substandard	—	—	773	5,433	1,444	5,842	488	13,980
Total Residential 1-4 Family - Commercial	$21,110	$106,835	$89,758	$76,185	$80,802	$280,386	$2,975	$658,051

Other Commercial
Pass	$50,013	$216,949	$111,954	$8,870	$30,297	$57,341	$21,903	$497,327
Watch	—	—	—	605	1,286	3,835	—	5,726
Special Mention	—	—	—	—	5	612	26,078	26,695
Total Other Commercial	$50,013	$216,949	$111,954	$9,475	$31,588	$61,788	$47,981	$529,748

Total Commercial
Pass	$875,841	$2,980,983	$1,635,288	$1,201,192	$901,300	$2,690,101	$669,889	$10,954,594
Watch	36	48,694	235,045	130,092	64,316	351,800	34,261	864,244
Special Mention	15,400	5,212	66,213	44,525	41,986	110,859	39,907	324,102
Substandard	—	11,518	10,665	53,429	1,913	42,817	6,236	126,578
Total Commercial	$891,277	$3,046,407	$1,947,211	$1,429,238	$1,009,515	$3,195,577	$750,293	$12,269,518

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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of March 31, 2021 (dollars in thousands):

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Residential 1-4 Family - Consumer
Current	$59,779	$203,048	$73,588	$56,557	$58,921	$339,562	$11	$791,466
30-59 Days Past Due	—	—	1,007	499	1,474	3,851	—	6,831
60-89 Days Past Due	—	—	—	—	108	700	—	808
90+ Days Past Due	—	607	831	—	27	1,576	—	3,041
Nonaccrual	—	—	109	2,210	903	11,548	—	14,770
Total Residential 1-4 Family - Consumer	$59,779	$203,655	$75,535	$59,266	$61,433	$357,237	$11	$816,916

Residential 1-4 Family - Revolving
Current	$1,705	$11,472	$3,548	$1,443	$—	$488	$538,679	$557,335
30-59 Days Past Due	—	43	—	—	—	—	1,354	1,397
60-89 Days Past Due	—	41	—	—	—	—	243	284
90+ Days Past Due	—	—	—	—	—	—	917	917
Nonaccrual	—	76	—	20	—	226	3,531	3,853
Total Residential 1-4 Family - Revolving	$1,705	$11,632	$3,548	$1,463	$—	$714	$544,724	$563,786

Consumer
Current	$3,126	$22,775	$58,410	$55,650	$19,059	$23,877	$31,541	$214,438
30-59 Days Past Due	—	47	167	238	70	40	33	595
60-89 Days Past Due	—	2	152	122	24	6	8	314
90+ Days Past Due	—	8	6	217	10	5	2	248
Nonaccrual	—	—	—	—	—	116	—	116
Total Consumer	$3,126	$22,832	$58,735	$56,227	$19,163	$24,044	$31,584	$215,711

Auto
Current	$37,040	$166,686	$104,887	$49,676	$28,220	$18,183	$—	$404,692
30-59 Days Past Due	55	89	244	193	278	176	—	1,035
60-89 Days Past Due	—	42	82	16	—	25	—	165
90+ Days Past Due	—	55	24	4	58	13	—	154
Nonaccrual	—	48	28	59	59	109	—	303
Total Auto	$37,095	$166,920	$105,265	$49,948	$28,615	$18,506	$—	$406,349

Total Consumer
Current	$101,650	$403,981	$240,433	$163,326	$106,200	$382,110	$570,231	$1,967,931
30-59 Days Past Due	55	179	1,418	930	1,822	4,067	1,387	9,858
60-89 Days Past Due	—	85	234	138	132	731	251	1,571
90+ Days Past Due	—	670	861	221	95	1,594	919	4,360
Nonaccrual	—	124	137	2,289	962	11,999	3,531	19,042
Total Consumer	$101,705	$405,039	$243,083	$166,904	$109,211	$400,501	$576,319	$2,002,762

The Company did not have any material revolving loans convert to term during the three months ended March 31, 2021.

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

4. GOODWILL AND INTANGIBLE ASSETS

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

The COVID-19 pandemic has disrupted and adversely impacted the economy and created significant volatility in the financial markets. The volatility in the financial markets adversely affected the Company’s expected future cash flows, due to the lower interest rate environment and other factors. The forecasted impact from COVID-19 was included in the Company’s annual goodwill impairment test in the second quarter of 2020, and while the fair value of the reporting unit declined from the prior test, the Company determined that there was no impairment to its goodwill or intangible assets. In the normal course of business, the Company routinely monitors the impact of the changes in the financial markets and includes these assessments in the Company’s goodwill impairment process.

The Company analyzed its intangible assets at March 31, 2021 and concluded no impairment existed as of the balance sheet date. Amortization expense of intangibles for the three months ended March 31, 2021 and 2020 totaled $3.7 million and $4.4 million, respectively.

As of March 31, 2021, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining nine months of 2021	$10,159
2022	11,490
2023	9,688
2024	7,818
2025	6,221
Thereafter	8,095
Total estimated amortization expense	$53,471

5. LEASES

The Company enters into both lessor and lessee arrangements and determines if an arrangement is a lease at inception. As both a lessee and lessor, the Company elected the practical expedient permitted under the transition guidance within the standard to account for lease and non-lease components as a single lease component for all asset classes.

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment. Lease payment terms are fixed and are typically payable in monthly installments with terms ranging from 31 months to 125 months. The lease arrangements may contain renewal options and purchase options that allow the lessee to purchase the leased equipment at the end of the lease term. The leases generally do not contain non-lease components. The Company has no material sale leaseback transactions and no lease transactions with related parties.

At lease inception the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In certain cases, the Company obtains lessee-provided residual value guarantees and third-party RVI to reduce its residual asset risk. At March 31, 2021 and December 31, 2020, the carrying value of residual assets covered by residual value guarantees and RVI was $14.1 million and $14.7 million, respectively.

The net investment in sales-type and direct financing leases consists of the carrying amount of the lease receivables plus unguaranteed residual assets, net of unearned income and any deferred selling profit on direct financing leases. The lease receivables include the lessor’s right to receive lease payments and the guaranteed residual asset value the lessor expects to derive from the underlying assets at the end of the lease term. The Company’s net investment in sales-type and direct financing leases are included in Loans Held for Investment (net of deferred fees and costs) on the Company’s Consolidated Balance Sheets. Lease income is recorded within Interest Income on the Company’s Consolidated Statements of Income. There were no significant changes in the balance of the Company’s unguaranteed residual assets for the periods ending March 31, 2021and December 31, 2020.

Total net investment in sales-type and direct financing leases consists of the following (dollars in thousands):

	March 31, 2021	December 31, 2020
Sales-type and direct financing leases:
Lease receivables, net of unearned	$150.0	$141.2
Unguaranteed residual values, net of unearned	5.3	4.8
Total net investment in sales-type and direct financing leases	$155.3	$146.0

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

Lessee arrangements with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The ROU Assets and lease liabilities associated with operating and finance leases greater than 12 months are recorded in the Company’s Consolidated Balance Sheets; ROU Assets within Other Assets and lease liabilities within Other Liabilities. ROU Assets represent the Company’s right to use an underlying asset over the course of the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The initial measurement of lease liabilities and ROU Assets are the same for operating and finance leases. Lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments, discounted using the incremental borrowing rate. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU Assets are recognized at commencement date based on the initial measurement of the lease liability, any lease payments made excluding lease incentives, and any initial direct costs incurred. Most of the Company’s operating leases include one or more options to renew and the Company is reasonably certain to exercise those options. The options to exercise are included in the measurement of the operating ROU Assets and lease liabilities.

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

As of March 31, 2021 and December 31, 2020, the Company had no sales leaseback transactions or leases that have not yet commenced that create significant rights and obligations.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information (dollars in thousands):

	March 31, 2021		December 31, 2020
	Operating	Finance	Operating	Finance
Right-of-use-assets	$47,165	$7,195	$48,051	$7,425
Lease liabilities	58,084	10,339	58,901	10,621
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	7.11	7.83	7.27	8.08
Weighted-average discount rate (1)	2.61%	1.17%	2.66%	1.17%
(1)	An incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Three months ended March 31,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$30	$—
Operating Cash Flows from Operating Leases	3,015	3,517
Financing Cash Flows from Finance Leases	283	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,820	1,216

	Three months ended March 31,
	2021	2020
Net Operating Lease Cost	$2,541	$2,918
Finance Lease Cost:
Amortization of right-of-use assets	230	—
Interest on lease liabilities	30	—
Total Lease Cost	$2,801	$2,918

The maturities of lessor and lessee arrangements outstanding at March 31, 2021 are presented in the tables below (dollars in thousands):

	March 31, 2021
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining nine months of 2021	$24,693	$8,966	$948
2022	34,150	11,322	1,292
2023	32,487	10,172	1,325
2024	30,537	9,178	1,358
2025	22,110	6,864	1,392
2026	6,630	4,318	1,427
Thereafter	11,757	13,369	3,088
Total undiscounted cash flows	162,364	64,189	10,830
Less: Adjustments (1)	12,377	6,105	491
Total (2)	$149,987	$58,084	$10,339
(1)	Lessor – unearned income and unearned guaranteed residual value; Lessee – imputed interest.
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

Total short-term borrowings consist of the following as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,	December 31,
	2021	2020
Securities sold under agreements to repurchase	$105,522	$100,888
Federal Funds Purchased	168,000	150,000
FHLB Advances	—	100,000
Total short-term borrowings	$273,522	$350,888

Average outstanding balance during the period	$149,761	$213,932
Average interest rate (during the period)	0.13%	0.79%
Average interest rate at end of period	0.08%	0.13%

The Bank maintains federal funds lines with several correspondent banks, the remaining available balance was $829.0 million and $847.0 million at March 31, 2021 and December 31, 2020, respectively. The Company maintains an alternate line of credit at a correspondent bank, which had an available balance of $25.0 million at both March 31, 2021 and December 31, 2020. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with such covenants as of March 31, 2021 and December 31, 2020. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $5.9 billion and $6.0 billion at March 31, 2021 and December 31, 2020, respectively.

Long-term Borrowings

In response to the current rate environment, the Company prepaid a $200.0 million long-term FHLB advance on February 26, 2021 and $550.0 million of long-term FHLB advances in 2020, which resulted in prepayment penalties of $14.7 million and $31.2 million, respectively. In addition, on November 30, 2020, the Company redeemed $8.5 million in subordinated debt that was originally acquired as part of the Xenith acquisition.

Total long-term borrowings consist of the following as of March 31, 2021 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	2.94%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	1.59%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	2.92%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	3.29%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	3.29%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	2.84%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	1.69%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	1.74%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	3.04%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt(3)(4)
2026 Subordinated Debt(5)	150,000	-%	5.00%	12/15/2026
Total Subordinated Debt	$150,000
Fair Value Premium (Discount)(6)	(15,081)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$290,078
(1)	Rate as of March 31, 2021. Calculated using non-rounded numbers.
(2)	The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.
(3)	The remaining issuance discount as of March 31, 2021 is $1.1 million.
(4)	Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.
(5)	Fixed-to-floating rate notes. On December 15, 2021, the interest rate will change to a floating rate of LIBOR plus 3.175% through its maturity date.
(6)	Includes discount on issued subordinated notes.

Total long-term borrowings consist of the following as of December 31, 2020 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	2.99%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	1.64%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	2.97%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	3.34%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	3.34%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	2.89%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	1.74%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	1.79%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	3.09%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
FHLB Advances
Fixed Rate Convertible	200,000	-%	1.78%	10/26/2028
Total FHLB Advances	$200,000
Subordinated Debt(3)(4)
2026 Subordinated Debt(5)	150,000	-%	5.00%	12/15/2026
Total Subordinated Debt	$150,000
Fair Value Premium (Discount)(6)	(15,330)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$489,829
(1)	Rate as of December 31, 2020. Calculated using non-rounded numbers.
(2)	The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.
(3)	The remaining issuance discount as of December 31, 2020 is $1.2 million.
(4)	Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.
(5)	Fixed-to-floating rate notes. On December 15, 2021, the interest rate will change to a floating rate of LIBOR plus 3.175% through its maturity date.
(6)	Includes discount on issued subordinated notes.

As of March 31, 2021, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred		Fair Value	Total
	Capital	Subordinated	Premium	Long-term
	Notes	Debt	(Discount) (1)	Borrowings
For the remaining nine months of 2021	$—	$—	$(760)	$(760)
2022	—	—	(1,030)	(1,030)
2023	—	—	(1,053)	(1,053)
2024	—	—	(1,078)	(1,078)
2025	—	—	(1,102)	(1,102)
Thereafter	155,159	150,000	(10,058)	295,101
Total long-term borrowings	$155,159	$150,000	$(15,081)	$290,078

(1)	Includes discount on issued subordinated notes.

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

As of March 31, 2021 and December 31, 2020, the Company’s reserves for unfunded commitment and indemnification were $13.6 million and $10.8 million, respectively.

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

The following table presents the balances of commitments and contingencies as of the following dates (dollars in thousands):

	March 31, 2021	December 31, 2020
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$5,550,942	$4,722,412
Letters of credit	160,644	161,827
Total commitments with off-balance sheet risk	$5,711,586	$4,884,239
(1) Includes unfunded overdraft protection.

As of March 31, 2021, the Company had approximately $176.5 million in deposits in other financial institutions, of which $153.8 million served as collateral for cash flow and loan swap derivatives. As of December 31, 2020, the Company had approximately $290.5 million in deposits in other financial institutions, of which $251.0 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $19.7 million and $36.4 million in deposits in other financial institutions that were uninsured at March 31, 2021 and December 31, 2020, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. Refer to Note 8 “Derivatives” for additional information.

As part of the Company’s liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at March 31, 2021 and December 31, 2020 (dollars in thousands):

	Pledged Assets as of March 31, 2021
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$495,680	$426,897	$—	$922,577
Repurchase agreements	—	107,620	—	—	107,620
FHLB advances	—	50,382	—	4,339,460	4,389,842
Derivatives	153,849	690	—	—	154,539
Fed Funds	—	—	—	367,342	367,342
Other purposes	—	96,728	979	—	97,707
Total pledged assets	$153,849	$751,100	$427,876	$4,706,802	$6,039,627

(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2020
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$469,864	$436,449	$—	$906,313
Repurchase agreements	—	116,876	—	—	116,876
FHLB advances	—	52,323	—	4,374,383	4,426,706
Derivatives	251,047	785	—	—	251,832
Fed Funds	—	—	—	340,847	340,847
Other purposes	—	123,388	8,634	—	132,022
Total pledged assets	$251,047	$763,236	$445,083	$4,715,230	$6,174,596

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

Derivatives Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to derivative counterparty credit risk, at any point in time, is equal to the amount reported as a derivative asset on the Company’s Consolidated Balance Sheets, assuming no recoveries of underlying collateral. The Company clears certain OTC derivatives with central clearinghouses through FCMs due to applicable regulatory requirement, which reduces the Company’s counterparty risk.

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

For derivatives designated and qualifying as cash flow hedges, ineffectiveness is not measured or separately disclosed. Rather, as long as the hedging relationship continues to qualify for hedge accounting, the entire change in the fair value of the hedging instrument is recorded in OCI and recognized in earnings as the hedged transaction affects earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item.

During the quarter ended March 31, 2021, the Company executed two interest rate swaps designated and qualifying as cash flow hedges of the Company’s forecasted variable interest receipts on variable rate loans due to changes in the LIBOR rate with a total notional amount of $200 million.   For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.

During the quarter ended March 31, 2020, the Company terminated interest rate swaps designated as cash flow hedges prior to their respective maturity dates resulting in net losses of approximately $1.8 million, which resulted in the losses being recognized immediately in earnings as the forecasted transactions will not occur. The Company did not have any derivatives designated as cash flow hedges outstanding at December 31, 2020.

Fair Value Hedge

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At March 31, 2021 and December 31, 2020, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $121.3 million and $74.7 million, respectively, and the fair value of the swaps associated with the derivative related to hedged items was an unrealized loss of $672,000 and $5.1 million, respectively.

AFS Securities: The Company has entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate available for sale securities. At March 31, 2021 and December 31, 2020, the aggregate notional amount of the related hedged items of the AFS securities totaled $50 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized loss of $5.1 million and $7.3 million, respectively.

The Company applies hedge accounting in accordance with ASC 815, Derivatives and Hedging, and the fair value hedge and the underlying hedged item, attributable to the risk being hedged, are recorded at fair value with unrealized gains and losses being recorded on the Company’s Consolidated Statements of Income. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows on the derivative hedging instrument with the changes in fair value or cash flows on the designated hedged item or transactions for the risk being hedged. If a hedging relationship ceases to qualify for hedge accounting, the relationship is discontinued and future changes in the fair value of the derivative instrument are recognized in current period earnings. For a discontinued or terminated fair value hedging relationship, all remaining basis adjustments to the carrying amount of the hedged item are amortized to interest income or expense over the remaining life of the hedged item consistent with the amortization of other discounts or premiums. Previous balances deferred in AOCI from discontinued or terminated cash flow hedges are reclassified to interest income or expense as the hedged transactions affect earnings or over the originally specified term of the hedging relationship. The Company’s hedges continue to be highly effective and had no material impact on the Consolidated Statements of Income.

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

The following table summarizes key elements of the Company’s derivative instruments as of March 31, 2021 and December 31, 2020, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	March 31, 2021			December 31, 2020
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$200,000	$—	$1,808	$—	$—	$—
Fair value hedges	171,323	2,139	7,949	124,726	—	12,483
Derivatives not designated as accounting hedges:
Loan Swaps :
Pay fixed - receive floating interest rate swaps	2,393,919	22,420	84,030	2,356,453	212	163,148
Pay floating - receive fixed interest rate swaps	2,393,919	84,030	22,420	2,356,453	163,148	212

(1)	Notional amounts are not recorded on the Company’s Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.
(2)	Balances represent fair value of derivative financial instruments.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$150,545	$5,115	$166,413	$7,297
Loans	121,323	598	74,726	5,088

(1)	These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2021 and December 31, 2020, the amortized cost basis of this portfolio was $151 million and $166 million, respectively, and the cumulative basis adjustment associated with this hedge was $5.1 million and $7.3 million, respectively. The amount of the designated hedged item at March 31, 2021 and December 31, 2020 totaled $50 million.

(2)	Carrying value represents amortized cost.

9. STOCKHOLDERS’ EQUITY

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

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2021 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - December 31, 2020	$74,161	$55	$—	$(3,201)	$71,015
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(33,125)	—	(1,428)	—	(34,553)
Amounts reclassified from AOCI into earnings	(62)	(5)	(47)	153	39
Net current period other comprehensive income (loss)	(33,187)	(5)	(1,475)	153	(34,514)
Balance - March 31, 2021	$40,974	$50	$(1,475)	$(3,048)	$36,501

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

10. FAIR VALUE MEASUREMENTS

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

Derivative instruments

As discussed in Note 8 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No material differences were identified during the validation as of March 31, 2021 and December 31, 2020. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of March 31, 2021 and December 31, 2020 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2021 and December 31, 2020.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 (dollars in thousands):

	Fair Value Measurements at March 31, 2021 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$11,677	$—	$11,677
Obligations of states and political subdivisions	—	899,098	—	899,098
Corporate and other bonds(1)	—	147,608	—	147,608
Mortgage-backed securities	—	1,637,035	—	1,637,035
Other securities	—	1,625	—	1,625
Loans held for sale	—	49,082	—	49,082
Derivatives:
Interest rate swap	—	106,450	—	106,450
Fair value hedges	—	2,139	—	2,139

LIABILITIES
Derivatives:
Interest rate swap	$—	$106,450	$—	$106,450
Cash flow hedges	—	1,808	—	1,808
Fair value hedges	—	7,949	—	7,949
(1)	Other bonds include asset-backed securities.

	Fair Value Measurements at December 31, 2020 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$13,394	$—	$13,394
Obligations of states and political subdivisions	—	837,326	—	837,326
Corporate and other bonds(1)	—	151,078	—	151,078
Mortgage-backed securities	—	1,536,996	—	1,536,996
Other securities	—	1,625	—	1,625
Loans held for sale	—	96,742	—	96,742
Derivatives:
Interest rate swap	—	163,360	—	163,360

LIABILITIES
Derivatives:
Interest rate swap	$—	$163,360	$—	$163,360
Fair value hedges	—	12,483	—	12,483
(1)	Other bonds include asset-backed securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to foreclosed properties, former bank premises, and collateral-dependent loans that are individually assessed. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The assets for which a nonrecurring fair value measurement was recorded during the period ended March 31, 2021 and December 31, 2020 was $12.2 million and $12.7 million, respectively. The nonrecurring valuation adjustments for these assets did not have a material impact on the Company’s consolidated financial statements.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2021 and December 31, 2020. The Company’s level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2021 and December 31, 2020.

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

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2021 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$400,880	$400,880	$—	$—	$400,880
AFS securities	2,697,043	—	2,697,043	—	2,697,043
HTM securities	543,575	—	593,589	12,770	606,359
Restricted stock	76,824	—	76,824	—	76,824
Loans held for sale	49,082	—	49,082	—	49,082
Net loans	14,129,369	—	—	13,950,754	13,950,754
Derivatives:
Interest rate swap	106,450	—	106,450	—	106,450
Fair value hedges	2,139	—	2,139	—	2,139
Accrued interest receivable	74,603	—	74,603	—	74,603
BOLI	328,627	—	328,627	—	328,627

LIABILITIES
Deposits	$16,298,017	$—	$16,328,962	$—	$16,328,962
Borrowings	563,600	—	538,488	—	538,488
Accrued interest payable	3,561	—	3,561	—	3,561
Derivatives:
Interest rate swap	106,450	—	106,450	—	106,450
Cash flow hedges	1,808	—	1,808	—	1,808
Fair value hedges	7,949	—	7,949	—	7,949

	Fair Value Measurements at December 31, 2020 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$493,294	$493,294	$—	$—	$493,294
AFS securities	2,540,419	—	2,540,419	—	2,540,419
HTM securities	544,851	—	606,496	13,269	619,765
Restricted stock	94,782	—	94,782	—	94,782
Loans held for sale	96,742	—	96,742	—	96,742
Net loans	13,860,774	—	—	13,710,640	13,710,640
Derivatives:
Interest rate swap	163,360	—	163,360	—	163,360
Accrued interest receivable	75,757	—	75,757	—	75,757
BOLI	326,892	—	326,892	—	326,892

LIABILITIES
Deposits	$15,722,765	$—	$15,763,991	$—	$15,763,991
Borrowings	840,717	—	821,516	—	821,516
Accrued interest payable	2,516	—	2,516	—	2,516
Derivatives:
Interest rate swap	163,360	—	163,360	—	163,360
Fair value hedges	12,483	—	12,483	—	12,483

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

Noninterest income disaggregated by major source, for the three months ended March 31, 2021 and 2020, consisted of the following (dollars in thousands):

	Three Months Ended
	March 31,	March 31,
	2021	2020
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$3,081	$5,765
Maintenance fees & other	2,428	1,813
Other service charges, commissions, and fees (1)	1,701	1,624
Interchange fees(1)	1,847	1,625
Fiduciary and asset management fees (1):
Trust asset management fees	2,908	2,827
Registered advisor management fees	2,327	2,088
Brokerage management fees	1,240	1,069
Mortgage banking income	8,255	2,022
Gains on securities transactions	78	1,936
Bank owned life insurance income	2,265	2,049
Loan-related interest rate swap fees	1,754	3,948
Other operating income (2)	3,101	2,141
Total noninterest income	$30,985	$28,907

(1)    Income within scope of Topic 606.

(2)    Includes income within the scope of Topic 606 of $1.0 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively. The remaining balance is outside the scope of Topic 606 and includes a $1.8 million loss related to the termination of a cash flow hedge that occurred during the three months ended March 31, 2020.

12. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

The following table presents basic and diluted EPS calculations for the three months ended March 31, 2021 and 2020 (dollars in thousands except per share data):

	Three Months Ended
	March 31,
	2021	2020
Net Income:
Net Income	56,189	7,089
Preferred Stock Dividends	2,967	—
Net income available to common shareholders	$53,222	$7,089

Weighted average shares outstanding, basic	78,863	79,290
Dilutive effect of stock awards	21	27
Weighted average shares outstanding, diluted	78,884	79,317

Earnings per common share, basic	$0.67	$0.09
Earnings per common share, diluted	$0.67	$0.09

13. SEGMENT REPORTING

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

14. SUBSEQUENT EVENTS

On May 4, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock. The common stock dividend amount is an increase of $0.03, or 12.0% from the dividend paid in the prior quarter and the second quarter of 2020. The common stock dividend is payable on June 4, 2021 to common shareholders of record as of May 21, 2021.

The Board also declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is consistent with the prior quarter. The preferred stock dividend is payable on June 1, 2021 to preferred shareholders of record as of May 17, 2021.

On May 4, 2021, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $125 million worth of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. This new share repurchase program expires on June 30, 2022 and replaces the prior repurchase program that was due to expire on June 30, 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation (the Company) as of March 31, 2021, the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2021 and 2020, the consolidated statements of changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 26, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 6, 2021

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. This discussion and analysis should be read with the Company’s consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2020 Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section therein. Highlighted in the discussion are material changes from prior reporting periods and identifiable trends materially affecting the Company. Results of operations for the interim periods are not necessarily indicative of results that may be expected for the full year or for any other period. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, including without limitation, statements regarding the future impacts of debt prepayments, future impacts of PPP fee accretion, future interest rate enviornments, and future impacts of cost reduction initiatives, may include projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, or achievements expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to the effects of or changes in:

●	market interest rates;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth, including as a result of COVID-19;
●	the quality or composition of the loan or investment portfolios and changes therein;
●	demand for loan products and financial services in the Company’s market area;
●	the Company’s ability to manage its growth or implement its growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	the Company’s ability to recruit and retain key employees;
●	the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets;
●	real estate values in the Bank’s lending area;
●	an insufficient ACL;
●	changes in accounting principles;
●	the Company’s liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;
●	the Company’s ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (such as COVID-19), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth;
●	the effect of steps the Company takes in response to COVID-19, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the speed and efficacy of vaccine and treatment developments, the impact of loosening or tightening of government restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein;
●	the discontinuation of LIBOR and its impact on the financial markets, and the Company’s ability to manage operational, legal and compliance risks related to the discontinuation of LIBOR and implementation of one or more alternate reference rates,
●	performance by the Company’s counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements, including the impact of the CARES Act, as amended by the CAA, and other legislative and regulatory reactions to COVID-19;
●	potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to COVID-19, including, among other things, the CARES Act, as amended by the CAA, and other legislative and regulatory reactions to COVID-19;
●	the effects of changes in federal, state or local tax laws and regulations;
●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	changes to applicable accounting principles and guidelines; and
●	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the 2020 Form 10-K and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All of the forward-looking statements made in this press release are expressly qualified by the cautionary statements contained or referred to in this Quarterly Report. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise or clarify these forward-looking statements, whether as a result of new information, future events or otherwise.

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

The critical accounting and reporting policies include the Company’s accounting for the ACL, acquired loans, business combinations and divestitures, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of the Company’s 2020 Form 10-K.

The Company provides additional information on its critical accounting policies and estimates listed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in its 2020 Form 10-K and in Note 1 “Summary of Signficant Accounting Policies” within Part I, Item 1 of this Quarterly Report.

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT ADOPTED)

In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This guidance was issued to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The amendments are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those years. The Company evaluated the impacts from this standard and determined it was not applicable.

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 129 branches and approximately 150 ATMs located throughout Virginia, and in portions of Maryland and North Carolina. Atlantic Union Bank Wealth Management is a brand name used by Atlantic Union Bank and certain affiliates when providing trust, wealth management, private banking, and investment advisory products and services. Certain non-bank affiliates of Atlantic Union Bank include: Old Dominion Capital Management, Inc., and its subsidiary, Outfitter Advisors, Ltd., and Dixon, Hubard, Feinour, & Brown, Inc., which provide investment advisory services; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of the Company’s common stock are traded on the Nasdaq Global Select Market under the symbol "AUB". Additional information is available on the Company’s website at https://investors.atlanticunionbank.com. The information contained on the Company’s website is not a part of or incorporated into this Quarterly Report.

RESULTS OF OPERATIONS

Executive Overview

The Company’s financial condition and results of operations as of and for the quarter ended March 31, 2021 have been meaningfully impacted by COVID-19 and governmental programs and initiatives that have responded to COVID-19, including the PPP.

The Company participated in PPP Round One under the CARES Act, which was intended to provide economic relief to small businesses that have been adversely impacted by COVID-19. The Company processed over 11,000 PPP loans totaling $1.7 billion in 2020 pursuant to the CARES Act. The loans carry a 1% interest rate. As of March 31, 2021, PPP Round One loans have a recorded investment of $1.0 billion and unamortized deferred fees of $10.7 million. In addition to an insignificant amount of PPP loan pay offs, the Company has processed approximately $600 million of loan forgiveness on approximately 5,600 PPP loans, of which approximately 2,500 PPP loans totaling approximately $165 million were processed for forgiveness in the first quarter of 2021.

Certain provisions of the CARES Act, including additional PPP funding, were extended as a result of the CAA, which was signed into law on December 27, 2020 and is currently set to expire on May 31, 2021. The Company has processed approximately 4,800 loans pursuant to PPP Round Two, with a recorded investment of $511.7 million and unamortized deferred fees of $22.4 million as of March 31, 2021. The loans carry a 1% interest rate.

The Company has made certain loan modifications pursuant to joint guidance issued and subsequently updated by the five federal bank regulatory agencies and the Conference of State Bank Supervisors regarding loan modifications for borrowers affected by COVID-19 and Section 4013 of the CARES Act (as amended by the CAA). At March 31, 2021, total loans that remain under their modified terms was approximately $68.1 million or less than 1% of total loans. The majority of the Company’s modifications as of March 31, 2021 were in the residential 1-4 family – commercial, construction and land development, and commercial real estate portfolios, which includes the Company’s hotel portfolio. Most loans that were modified under the Company’s short-term loan modification program and whose deferral agreements have expired remain current with only $7.1 million of former COVID-19 loan modifications at March 31, 2021 being more than 30 days past due.

During 2020, the Company launched several initiatives to reduce expenses in light of the current and expected operating environment, including the consolidation of certain branch locations. The Company completed the consolidation of 15 branches in 2020, and five additional branches were consolidated in February 2021. These actions resulted in branch closure costs of approximately $1.1 million in the first quarter of 2021 primarily related to lease termination costs, severance costs, and real estate write-downs.

On February 25, 2021, the Company prepaid a $200.0 million, 1.78% fixed rate long term FHLB advance with a remaining maturity of approximately 7.5 years, which resulted in a $14.7 million and $11.6 million pre-tax and after tax, respectively, prepayment penalty in the first quarter of 2021.

Net Income and Performance Metrics

●	Net income available to common shareholders was $53.2 million and EPS was $0.67 for the first quarter of 2021, compared to $7.1 million and $0.09 for the first quarter of 2020.
●	Adjusted operating earnings available to common shareholders(1), which exclude gains on sales of securities, and net loss on balance sheet repositioning, were $64.8 million for the first quarter of 2021, compared to $7.0 million for the first quarter of 2020.
●	Pre-tax pre-provision adjusted operating earnings(1), which exclude provision for credit losses, gains on sales of securities, net loss on balance sheet repositioning, and income tax expense, were $68.6 million for the first quarter of 2021, compared to $68.1 million for the first quarter of 2020.

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

Balance Sheet

●	Loans held for investment (net of deferred fees and costs) were $14.3 billion, including $1.5 billion in PPP loans at March 31, 2021, an increase of $251.0 million or 7.3% (annualized) from December 31, 2020. Excluding the impact of the PPP(1), loans held for investment decreased $82.2 million or 2.6% (annualized) from the prior quarter.
●	Total deposits were $16.3 billion at March 31, 2021, an increase of $575.3 million or 14.8% (annualized) from December 31, 2020.

COVID-19

The Company’s financial performance generally, and in particular the ability of its borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent on the business environment in its primary markets where it operates and in the United States as a whole.

COVID-19 is having a wide range of economic impacts, involving the possibility of an extended economic recession. The COVID-19 pandemic has severely disrupted supply chains and adversely affected production, demand, sales, and employee productivity across a range of industries. It has increased unemployment in the Company’s areas of operation and nationally. The national economy and economies in the Company’s areas of operations were impacted during 2020 and continue to be impacted into 2021, despite the fact that many businesses have re-opened to one degree or another. In addition, COVID-19 may have social and other impacts that are not yet known but may affect the Company’s customers, employees, and vendors. These events have adversely affected the Company’s business, financial condition, and results of operations during the fiscal year 2020 and the period ended March 31, 2021. The duration, nature, and severity of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration, spread, and severity of the outbreak, the efficacy of vaccine and treatment developments, the uncertainty regarding new variants of COVID-19 that have emerged, the pandemic’s impact on its customers, employees, and vendors and the nature and effect of past and future federal and state governmental and private sector responses to the pandemic, all of which are uncertain and cannot be predicted.

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

During 2020 and into 2021, the Company has taken and is continuing to take precautions to protect the safety and well-being of the Bank’s employees and customers during COVID-19. The Bank has closed corporate offices and encouraged employees to work from home where possible. Branches remained and continue to remain open for lobby or drive-thru service where possible to serve customer needs; however, the Bank has and will likely continue to intermittently close bank branches in response to potential COVID-19 exposures or confirmed COVID-19 infection in accordance with applicable health and safety guidance and legal requirements, and to help reduce transmission of COVID-19. The Bank has implemented additional safety policies and procedures and follows guidance issued by the Centers for Disease Control and Prevention, state health authorities, and state and local executive orders where our branches and corporate offices are located. The Bank remains very focused on the safety and well-being of its employees and customers during COVID-19 and is committed to safely and responsibly operating its branch network and maintaining appropriate staffing in each branch.

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

Net Interest Income

	For the Three Months Ended
	March 31,
	2021	2020	Change

	(Dollars in thousands)
Average interest-earning assets	$17,692,095	$15,563,670	$2,128,425
Interest and dividend income	$147,673	$171,325	$(23,652)
Interest and dividend income (FTE) (1)	$150,726	$174,083	$(23,357)
Yield on interest-earning assets	3.39%	4.43%	(104)	bps
Yield on interest-earning assets (FTE) (1)	3.46%	4.50%	(104)	bps
Average interest-bearing liabilities	$12,065,807	$11,863,944	$201,863
Interest expense	$12,775	$36,317	$(23,542)
Cost of interest-bearing liabilities	0.43%	1.23%	(80)	bps
Cost of funds	0.30%	0.94%	(64)	bps
Net interest income	$134,898	$135,008	$(110)
Net interest income (FTE) (1)	$137,951	$137,766	$185
Net interest margin	3.09%	3.49%	(40)	bps
Net interest margin (FTE) (1)	3.16%	3.56%	(40)	bps

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the first quarter of 2021, net interest income was $134.9 million, and net interest income (FTE) was $138.0 million, both of which were in line with the first quarter of 2020. In the first quarter of 2021, net interest margin decreased 40 basis points to 3.09% from 3.49% in the first quarter of 2020, and net interest margin (FTE) decreased 40 basis points compared to the first quarter of 2020. The net decline in net interest margin and net interest margin (FTE) measures were primarily driven by a decrease in the yield on interest-earning assets, partially offset by a decrease in the cost of funds. The decline in the Company’s earning asset yields was primarily driven by declines in loan and investment securities yields, as a result of the decrease in market interest rates. The cost of funds decline was driven by lower deposit costs and wholesale borrowing costs driven by lower market interest rates and a favorable funding mix.

In response to the COVID-19 pandemic, the FOMC reduced its Federal Funds target rates to its current range of 0% to 0.25%, compared to an upper bound in the Federal Funds target rate of 1.75% during the first quarter of 2020. As a consequence of reduced short-term rates, the Company has seen compression on its net interest margin as earning asset yields have decreased by more than the decrease in the Company’s cost of funds. The Company expects its net interest margin to be stable as short-term rates are projected to remain low.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2021			2020
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,906,585	$10,353	2.20%	$1,664,449	$11,627	2.81%
Tax-exempt	1,302,792	11,693	3.64%	956,988	9,759	4.10%
Total securities	3,209,377	22,046	2.79%	2,621,437	21,386	3.28%
Loans, net (3) (4)	14,064,123	128,122	3.69%	12,593,923	151,313	4.83%
Other earning assets	418,595	558	0.54%	348,310	1,384	1.60%
Total earning assets	17,692,095	$150,726	3.46%	15,563,670	$174,083	4.50%
Allowance for loan and lease losses	(157,802)			(90,141)
Total non-earning assets	2,152,561			2,086,392
Total assets	$19,686,854			$17,559,921
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,060,328	$2,152	0.11%	$6,933,345	$14,521	0.84%
Regular savings	940,369	59	0.03%	732,574	157	0.09%
Time deposits (5)	2,490,432	6,917	1.13%	2,755,500	13,835	2.02%
Total interest-bearing deposits	11,491,129	9,128	0.32%	10,421,419	28,513	1.10%
Other borrowings (6)	574,678	3,647	2.57%	1,442,525	7,804	2.18%
Total interest-bearing liabilities	12,065,807	$12,775	0.43%	11,863,944	$36,317	1.23%
Noninterest-bearing liabilities:
Demand deposits	4,583,521			2,925,438
Other liabilities	317,585			284,893
Total liabilities	16,966,913			15,074,275
Stockholders' equity	2,719,941			2,485,646
Total liabilities and stockholders' equity	$19,686,854			$17,559,921
Net interest income		$137,951			$137,766
Interest rate spread			3.03%			3.27%
Cost of funds			0.30%			0.94%
Net interest margin			3.16%			3.56%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21% .

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $4.3 million and $9.5 million for the three months ended March 31, 2021 and 2020, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $20,000 and $50,000 for the three months ended March 31, 2021 and 2020, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $198,000 and $138,000 for the three months ended March 31, 2021 and 2020, respectively, in amortization of the fair market value adjustments related to acquisitions.

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

	Three Months Ended
	March 31, 2021 vs. March 31, 2020
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$1,543	$(2,817)	$(1,274)
Tax-exempt	3,209	(1,275)	1,934
Total securities	4,752	(4,092)	660
Loans, net (1)	16,273	(39,464)	(23,191)
Other earning assets	236	(1,062)	(826)
Total earning assets	$21,261	$(44,618)	$(23,357)
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$2,037	$(14,406)	$(12,369)
Regular savings	36	(134)	(98)
Time Deposits (2)	(1,226)	(5,692)	(6,918)
Total interest-bearing deposits	847	(20,232)	(19,385)
Other borrowings (3)	(5,344)	1,187	(4,157)
Total interest-bearing liabilities	(4,497)	(19,045)	(23,542)
Change in net interest income	$25,758	$(25,573)	$185

(1) The rate-related change in interest income on loans includes the impact of lower accretion of the acquisition-related fair market value adjustments of $5.2 million.

(2) The rate-related change in interest expense on deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $30,000.

(3) The rate-related change in interest expense on other borrowings includes the impact of higher amortization of the acquisition-related fair market value adjustments of $60,000.

The Company’s net interest margin (FTE) includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for the first quarter of 2020, and the first quarter of 2021 are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Accretion	Amortization	Total
For the quarter ended March 31, 2020	$9,528	$50	$(138)	$9,440
For the quarter ended March 31, 2021	4,287	20	(198)	4,109

Noninterest Income

	For the Three Months Ended
	March 31,		Change
	2021	2020	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$5,509	$7,578	$(2,069)	(27.3)%
Other service charges, commissions, and fees	1,701	1,624	77	4.7%
Interchange fees	1,847	1,625	222	13.7%
Fiduciary and asset management fees	6,475	5,984	491	8.2%
Mortgage banking income	8,255	2,022	6,233	308.3%
Gains on securities transactions	78	1,936	(1,858)	(96.0)%
Bank owned life insurance income	2,265	2,049	216	10.5%
Loan-related interest rate swap fees	1,754	3,948	(2,194)	(55.6)%
Other operating income	3,101	2,141	960	44.8%
Total noninterest income	$30,985	$28,907	$2,078	7.2%

Noninterest income increased $2.1 million or 7.2% to $31.0 million for the quarter ended March 31, 2021, compared to $28.9 million for the quarter ended March 31, 2020. Excluding gains on securities transactions and losses related to balance sheet repositioning, adjusted operating noninterest income(1) for the quarter ended March 31, 2021 increased $2.2 million or 7.5%, compared to the quarter ended March 31, 2020. This was primarily driven by an increase of $6.2 million in mortgage banking income due to increased mortgage loan origination volumes resulting from the current low interest rate environment. Partially offsetting this increase was a decrease in service charges on deposit accounts of $2.1 million due to a decline in NSF and overdraft fees and a decrease in loan-related interest swap income of $2.2 million due to lower transaction volumes.

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP

Noninterest Expense

	For the Three Months Ended
	March 31,		Change
	2021	2020	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$52,660	$50,117	$2,543	5.1%
Occupancy expenses	7,315	7,133	182	2.6%
Furniture and equipment expenses	3,968	3,741	227	6.1%
Technology and data processing	6,904	6,169	735	11.9%
Professional services	4,960	3,307	1,653	50.0%
Marketing and advertising expense	2,044	2,739	(695)	(25.4)%
FDIC assessment premiums and other insurance	2,307	2,861	(554)	(19.4)%
Other taxes	4,436	4,120	316	7.7%
Loan-related expenses	1,877	2,697	(820)	(30.4)%
OREO and credit-related expenses	(114)	688	(802)	(116.6)%
Amortization of intangible assets	3,730	4,401	(671)	(15.2)%
Loss on debt extinguishment	14,695	—	14,695	NM
Other expenses	7,155	7,672	(517)	(6.7)%
Total noninterest expense	$111,937	$95,645	$16,292	17.0%

NM - Not meaningful

Noninterest expense increased $16.3 million or 17.0% to $111.9 million for the quarter ended March 31, 2021, compared to $95.6 million for the quarter ended March 31, 2020, primarily driven by the loss on debt extinguishment of $14.7 million during the first quarter of 2021. Excluding amortization of intangible assets and losses on debt extinguishment, adjusted operating noninterest expense(1) for the quarter ended March 31, 2021 increased $2.3 million or 2.5% compared to the first quarter of 2020. The increase in the first quarter of 2021 was primarily driven by an increase of $2.5 million in salaries and benefits due to increases in performance based variable incentive compensation and an increase in professional services costs of $1.7 million driven by an increase in legal and audit fees and costs related to strategic projects. This increase was partially offset by a decrease in OREO and credit-related expenses of approximately $802,000, primarily driven by a $575,000 gain on the sale of closed branches, a decrease of approximately $820,000 in loan-related expenses primarily due to decreased third party lending expenses, and a decrease in training and other personnel costs of approximately $831,000. Noninterest expense for the first quarter of 2021 also included approximately $1.1 million in costs related to the Company’s closure of five branches in February 2021, approximately $300,000 in costs related to the Company’s response to the COVID-19 pandemic, and approximately $500,000 in expenses related to PPP loan forgiveness processing and PPP Round Two loan set-up costs incurred during the first quarter of 2021.

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP

Income Taxes

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

The effective tax rate for the three months ended March 31, 2021 and 2020 was 16.8% and 12.2%, respectively. The increase in the effective tax rates is primarily due to the lower proportion of tax-exempt income to pre-tax income in the first quarter of 2021.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

Assets

At March 31, 2021, total assets were $19.9 billion, an increase of $226.2 million or approximately 4.7% (annualized) from $19.6 billion at December 31, 2020. The increase in assets was primarily a result of PPP loan growth, as well as growth in investment securities.

Loans held for investment (net of deferred fees and costs) were $14.3 billion, including $1.5 billion in PPP loans, at March 31, 2021, an increase of $251.0 million or 7.3% (annualized) from December 31, 2020.  Excluding the effects of the PPP, loans held for investment (net of deferred fees and costs) decreased $82.2 million or 2.6% (annualized) during this period. For the quarter ended March 31, 2021, quarterly average loans increased $1.5 billion or 11.7%, compared to the quarter ended March 31, 2020. Excluding the effects of the PPP, quarterly average loans for the quarter ended March 31, 2021 increased $160.9 million or 1.3% from quarter ended March 31, 2020. Refer to "Loan Portfolio" within Item 2 and Note 3 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 for additional information on the Company’s loan activity. Refer to "Non-GAAP Financial Measures" within Item 2 for additional information on PPP adjusted impacts, including a reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.

Liabilities and Stockholders’ Equity

At March 31, 2021, total liabilities were $17.1 billion, an increase of $224.9 million from $16.9 billion at December 31, 2020.

Total deposits were $16.3 billion at March 31, 2021, an increase of $575.3 million or approximately 14.8% (annualized) from December 31, 2020. For the quarter ended March 31, 2021, quarterly average deposits increased $2.7 billion or 20.4% compared to the quarter ended March 31, 2020 primarily due to the impact of PPP loan related deposits and government stimulus. Refer to “Deposits” within this Item 2 for further discussion on this topic.

Total short-term and long-term borrowings decreased from $739.8 million at December 31, 2020 to $458.1 million at March 31, 2021. The Company prepaid a $200.0 million long-term FHLB advance during the quarter and no longer has any short-term advances with the FHLB at March 31, 2021. Refer to Note 6 “Borrowings” in Part I of Item I for further discussion on this topic.

At March 31, 2021, stockholders’ equity was $2.7 billion, an increase of $1.2 million from December 31, 2020. Refer to “Capital Resources” within this Item 2, as well as Note 9 "Stockholders’ Equity" in Part I, Item 1 for additional information on the Company’s capital ratios.

The Company declared and paid a cash dividend of $0.25 per share during both the first quarter of 2021 and the first quarter of 2020. During the first quarter of 2021, the Board also declared and paid a quarterly dividend on the outstanding shares of Series A Preferred Stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share).

Securities

At March 31, 2021, the Company had total investments in the amount of $3.3 billion, or 16.7% of total assets, as compared to $3.2 billion, or 16.2% of total assets, at December 31, 2020. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are agency-backed securities, which have a government guarantee. The investment portfolio has a high percentage of municipal securities; therefore, the Company earns a higher taxable equivalent yield on its portfolio as compared to many of its peers. For information regarding the hedge transaction related to available for sale securities, see Note 8 "Derivatives" in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the dates indicated (dollars in thousands):

	March 31,	December 31,
	2021	2020
Available for Sale:
U.S. government and agency securities	$11,677	$13,394
Obligations of states and political subdivisions	899,098	837,326
Corporate and other bonds	147,608	151,078
Mortgage-backed securities
Commercial	384,832	388,684
Residential	1,252,203	1,148,312
Total mortgage-back securities	1,637,035	1,536,996
Other securities	1,625	1,625
Total AFS securities, at fair value	2,697,043	2,540,419
Held to Maturity:
U.S. government and agency securities	2,676	2,751
Obligations of states and political subdivisions	535,634	536,767
Mortgage-backed securities
Commercial	5,265	5,333
Residential	—	—
Total mortgage-back securities	5,265	5,333
Total held to maturity securities, at carrying value	543,575	544,851
Restricted Stock:
Federal Reserve Bank stock	67,032	67,032
FHLB stock	9,792	27,750
Total restricted stock, at cost	76,824	94,782
Total investments	$3,317,442	$3,180,052

The following table summarizes the contractual maturity of AFS securities at fair value and their weighted average yields as of March 31, 2021 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Amortized cost	$—	$—	$11,470	$—	$11,470
Fair value	—	—	11,677	—	11,677
Weighted average yield (1)	—%	—%	2.26%	—%	2.26%

Obligations of states and political subdivisions:
Amortized cost	$2,094	$12,340	$46,166	$807,697	$868,297
Fair value	2,130	12,897	48,024	836,047	899,098
Weighted average yield (1)	5.28%	3.34%	2.56%	2.86%	2.86%

Corporate bonds and other securities:
Amortized cost	$1,625	$14,970	$97,005	$33,428	$147,028
Fair value	1,625	15,216	98,672	33,720	149,233
Weighted average yield (1)	—%	4.04%	4.34%	1.76%	3.67%

Mortgage backed securities:
Commercial
Amortized cost	$14,202	$126,031	$24,849	$210,136	$375,218
Fair value	14,326	131,264	25,271	213,971	384,832
Weighted average yield (1)	2.40%	3.00%	2.43%	2.48%	2.65%
Residential
Amortized cost	$86	$13,234	$54,076	$1,170,654	$1,238,050
Fair value	87	13,346	56,194	1,182,576	1,252,203
Weighted average yield (1)	2.76%	2.59%	2.77%	2.05%	2.09%
Total mortgage-backed securities
Amortized cost	$14,288	$139,265	$78,925	$1,380,790	$1,613,268
Fair value	14,413	144,610	81,465	1,396,547	1,637,035
Weighted average yield (1)	2.41%	2.96%	2.66%	2.12%	2.22%

Total AFS securities:
Amortized cost	$18,007	$166,575	$233,566	$2,221,915	$2,640,063
Fair value	18,168	172,723	239,838	2,266,314	2,697,043
Weighted average yield (1)	2.52%	3.08%	3.32%	2.38%	2.51%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of HTM securities at carrying value and their weighted average yields as of March 31, 2021 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Carrying value	$—	$1,553	$1,123	$—	$2,676
Fair value	—	1,534	1,111	—	2,645
Weighted average yield (1)	—%	4.42%	4.09%	—%	4.29%

Obligations of states and political subdivisions:
Carrying value	$1,441	$6,965	$557	$526,671	$535,634
Fair value	1,449	7,252	608	589,205	598,514
Weighted average yield (1)	3.16%	2.47%	3.16%	4.10%	4.07%

Mortgage backed securities:
Commercial
Amortized cost	$—	$—	$—	$5,265	$5,265
Fair value	—	—	—	5,200	5,200
Weighted average yield (1)	—%	—%	—%	4.91%	4.91%
Residential
Amortized cost	$—	$—	$—	$—	$—
Fair value	—	—	—	—	—
Weighted average yield (1)	—%	—%	—%	—%	—%
Total mortgage-backed securities
Amortized cost	$—	$—	$—	$5,265	$5,265
Fair value	—	—	—	5,200	5,200
Weighted average yield (1)	—%	—%	—%	4.91%	4.91%

Total HTM securities:
Carrying value	$1,441	$8,518	$1,680	$531,936	$543,575
Fair value	1,449	8,786	1,719	594,405	606,359
Weighted average yield (1)	3.16%	2.83%	3.78%	4.10%	4.08%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of March 31, 2021, the Company maintained a diversified municipal bond portfolio with approximately 63% of its holdings in general obligation issues and the majority of the remainder backed by revenue bonds. Issuances within the state of Texas represented 21% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As a result of adverse market conditions including the impacts of COVID-19, the Company has continued to see elevated customer deposit balances. These increased balances are due primarily to the combination of government stimulus programs, and customer expense and savings habits in response to the pandemic. As a result of the increases in customer deposits, the Company has reduced its wholesale borrowings during 2020 and in the first quarter of 2021.  The Company considers a portion of the increases in customer deposits to be temporary, which it expects will result in outflows in subsequent quarters.

Under the terms of the PPPLF, the Company can borrow funds which are secured by the Company’s PPP loans. During 2020, the Company’s borrowings pursuant to the PPPLF fluctuated; however, at its peak, the Company borrowed $200.5 million. As of March 31, 2021, the Company had no outstanding advances under the PPPLF. The Company’s available borrowing capacity under the PPPLF as of March 31, 2021 was $1.5 billion. During March 2021, the Federal Reserve announced that the expiration of the PPPLF was extended from March 31, 2021 to June 30, 2021.

In response to the current rate environment, in February 2021 the Company prepaid a $200.0 million long-term FHLB advance, which resulted in a pre-tax prepayment penalty of $14.7 million.

As of March 31, 2021, liquid assets totaled $6.6 billion or 33.1% of total assets, and liquid earning assets totaled $6.4 billion or 35.9% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of March 31, 2021, approximately $5.8 billion or 40.5% of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $346.7 million or 10.5% of total securities are scheduled to mature within one year.

For additional information and the available balances on various lines of credit, please refer to Note 6 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Part I of Item 1 of this Quarterly Report. In addition to lines of credit, the Bank may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. For additional information and outstanding balances on purchased certificates of deposits, please refer to “Deposits” within this Item 2.

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $14.3 billion at March 31, 2021, $14.0 billion at December 31, 2020, and $12.8 billion at March 31, 2020. Commercial & industrial loans and commercial real estate-non-owner occupied loans represented the Company’s largest categories at March 31, 2021. Commercial and industrial loans included approximately $1.5 billion in loans from the PPP loan program.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of and for the quarters ended (dollars in thousands):

	March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
Commercial loans:
Construction and Land Development	$884,303	6.2%	$925,798	6.6%	$1,207,190	8.4%	$1,247,939	8.7%	$1,318,252	10.3%
Commercial Real Estate - Owner Occupied	2,083,155	14.6%	2,128,909	15.2%	2,107,333	14.7%	2,067,087	14.4%	2,051,904	16.1%
Commercial Real Estate - Non-Owner Occupied	3,671,471	25.7%	3,657,562	26.1%	3,497,929	24.3%	3,455,125	24.1%	3,328,012	26.1%
Multifamily Real Estate	842,906	5.9%	814,745	5.8%	731,582	5.1%	717,719	5.0%	679,390	5.3%
Commercial & Industrial	3,599,884	25.2%	3,263,460	23.3%	3,536,249	24.6%	3,555,971	24.9%	2,177,932	17.1%
Residential 1-4 Family - Commercial	658,051	4.6%	671,949	4.8%	696,944	4.8%	715,384	5.0%	721,800	5.7%
Other Commercial	529,748	3.7%	489,975	3.5%	494,084	3.4%	389,190	2.7%	274,255	2.0%
Total Commercial Loans	$12,269,518	85.9%	$11,952,398	85.3%	$12,271,311	85.3%	$12,148,415	84.8%	$10,551,545	82.6%
Consumer loans:
Residential 1-4 Family - Consumer	$816,916	5.7%	822,866	5.8%	830,144	5.8%	841,051	5.9%	854,550	6.7%
Residential 1-4 Family - Revolving	563,786	4.0%	596,996	4.2%	618,320	4.3%	627,765	4.4%	652,135	5.1%
Auto	406,349	2.9%	401,324	2.9%	387,417	2.7%	380,053	2.7%	358,039	2.8%
Consumer	215,711	1.5%	247,730	1.8%	276,023	1.9%	311,362	2.2%	352,572	2.8%
Total Consumer Loans	$2,002,762	14.1%	$2,068,916	14.7%	$2,111,904	14.7%	$2,160,231	15.2%	$2,217,296	17.4%
Total loans held for investment	$14,272,280	100.0%	$14,021,314	100.0%	$14,383,215	100.0%	$14,308,646	100.0%	$12,768,841	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of March 31, 2021 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total	Less than 1			More than 5			More than 5
	Maturities	year	Total	1-5 years	years	Total	1-5 years	years
Construction and Land Development	$884,303	$384,640	$337,799	$248,782	$89,017	$161,864	$93,545	$68,319
Commercial Real Estate - Owner Occupied	2,083,155	179,945	647,997	117,545	530,452	1,255,213	562,915	692,298
Commercial Real Estate - Non-Owner Occupied	3,671,471	427,315	1,739,627	686,003	1,053,624	1,504,529	1,082,049	422,480
Multifamily Real Estate	842,906	100,912	532,469	175,646	356,823	209,525	150,788	58,737
Commercial & Industrial	3,599,884	351,334	1,046,124	854,293	191,831	2,202,426	1,870,974	331,452
Residential 1-4 Family - Commercial	658,051	105,098	138,138	25,250	112,888	414,815	312,208	102,607
Residential 1-4 Family - Consumer	816,916	2,885	277,964	2,170	275,794	536,067	15,097	520,970
Residential 1-4 Family - Revolving	563,786	38,102	509,419	50,859	458,560	16,265	1,316	14,949
Auto	406,349	3,026	—	—	—	403,323	170,014	233,309
Consumer	215,711	19,689	22,843	19,547	3,296	173,179	69,483	103,696
Other Commercial	529,748	52,213	82,744	8,319	74,425	394,791	203,395	191,396
Total loans held for investment	$14,272,280	$1,665,159	$5,335,124	$2,188,414	$3,146,710	$7,271,997	$4,531,784	$2,740,213

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. As reflected in the loan table, at March 31, 2021, the largest components of the Company’s loan portfolio consisted of commercial real estate, commercial & industrial, and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

The majority of the Company’s loan portfolio is comprised of segments not disrupted by the COVID-19 pandemic. Of those segments disrupted by COVID-19, the hospitality segment makes up the largest portion of the Company’s portfolio (less than 6% of total loans), followed by health care, retail trade, senior living, and restaurants. The Company has no significant exposure to the energy, cruise, or passenger aviation sectors.

Asset Quality

Overview

At March 31, 2021, the Company experienced slight decreases in NPAs compared to December 31, 2020. Accruing past due loan levels as a percentage of total loans held for investment at March 31, 2021 were down from total past due loan levels at December 31, 2020 and March 31, 2020.

Net charge-offs decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Total net charge-offs as a percentage of total average loans on an annualized basis also decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The allowance for credit losses decreased from December 31, 2020 due primarily to improvements in the macroeconomic outlook.

The Company believes its continued proactive efforts to effectively manage its loan portfolio, combined with the unprecedented government stimulus and programs and regulatory support, have contributed to the sustained historically low levels of NPAs. The Company’s efforts included identifying potential problem credits as well as generating new business relationships. Through early identification and diligent monitoring of specific problem credits where the uncertainty has been realized, or conversely, has been reduced or eliminated, the Company’s management has been able to quantify the credit risk in its loan portfolio, adjust collateral dependent credits to appropriate reserve levels, and further identify those credits that are not recoverable, the volumes of which have been immaterial. The Company continues to refrain from originating or purchasing loans from foreign entities. The Company selectively originates loans to higher risk borrowers. The Company’s loan portfolio generally does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans or mortgage loans with initial teaser rates, which are all considered higher risk instruments.

As discussed under “Executive Overview” within this Item 2, the COVID-19 pandemic is having a wide range of economic impacts, including impacts in the Company’s area of operations and on the Company’s clients and borrowers. The Company has not yet experienced material deterioration in asset quality as compared to asset quality before COVID-19. The Company’s asset quality may in the future be adversely impacted to some degree due to the effects of COVID-19, although at this time it is impossible for the Company to estimate either the timing or the magnitude of any such adverse changes in asset quality. The Company continues to monitor asset quality trends and economic and market conditions for indications that COVID-19 may have more significant impacts on the Company’s asset quality than experienced to date. As of March 31, 2021, the Company’s management believes that the ultimate impact of COVID-19 on the Company’s asset quality will be less severe than initially projected at the start of the pandemic.

Loan Modifications for Borrowers Affected by COVID-19

The Joint Guidance encourages banks, savings associations, and credit unions to make loan modifications for borrowers affected by COVID-19 and, importantly, assures those financial institutions that they will not (i) receive supervisory criticism for such prudent loan modifications and (ii) be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The federal banking regulators have confirmed with the FASB that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current (i.e., less than 30 days past due on contractual payments) when the modification program was implemented are not considered TDRs.

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

The Company has made certain loan modifications pursuant to the Joint Guidance and Section 4013 of the CARES Act (as amended by the CAA). At March 31, 2021 approximately $68.1 million, or less than 1% of total loans remain under their modified terms, compared to $146.1 million at December 31, 2020. The majority of the Company’s modifications as of March 31, 2021 were in the residential 1-4 family – commercial, construction and land development, and commercial real estate portfolios, which includes the Company’s hotel portfolio. The Company’s modification program included payment deferrals and interest only modifications. A majority of the modifications were three month deferrals.

Nonperforming Assets

At March 31, 2021, NPAs totaled $44.2 million, a decrease of $1.0 million from December 31, 2020. NPAs as a percentage of total outstanding loans at March 31, 2021 were 0.31%, a decrease of 1 basis point from 0.32% at December 31, 2020. Excluding the impact of the PPP loans(1), NPAs as a percentage of total adjusted loans held for investment were 0.35% at March 31, 2021, consistent with December 31, 2020.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Nonaccrual loans	$41,866	$42,448	$39,023	$39,624	$44,022
Foreclosed properties	2,344	2,773	4,159	4,397	4,444
Total NPAs	44,210	45,221	43,182	44,021	48,466
Loans past due 90 days and accruing interest	9,776	13,634	15,661	19,255	12,876
Total NPAs and loans past due 90 days and accruing interest	$53,986	$58,855	$58,843	$63,276	$61,342

Performing TDRs	$13,670	$13,961	$14,515	$15,303	$14,865

Balances
Allowance for loan and lease losses	$142,911	$160,540	$174,122	$169,977	$141,043
Average loans, net of deferred fees and costs	14,064,123	13,777,467	14,358,666	13,957,711	12,593,923
Loans, net of deferred fees and costs	14,272,280	14,021,314	14,383,215	14,308,646	12,768,841

Ratios
Nonaccrual loans to total loans	0.29%	0.30%	0.27%	0.28%	0.34%
NPAs to total loans	0.31%	0.32%	0.30%	0.31%	0.38%
NPAs to total adjusted loans(1)	0.35%	0.35%	0.34%	0.35%	0.38%
NPAs & loans 90 days past due to total loans	0.38%	0.42%	0.41%	0.44%	0.48%
NPAs to total loans & foreclosed property	0.31%	0.32%	0.30%	0.31%	0.38%
NPAs & loans 90 days past due to total loans & foreclosed property	0.38%	0.42%	0.41%	0.44%	0.48%
ALLL to nonaccrual loans	341.35%	378.20%	446.20%	428.97%	320.39%
ALLL to nonaccrual loans & loans 90 days past due	276.73%	286.26%	318.41%	288.69%	247.89%
(1)	Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

The following table shows the activity in nonaccrual loans for the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Beginning Balance	$42,448	$39,023	$39,624	$44,022	$28,232
Impact of ASC 326 adoption	—	—	—	—	14,381
Additions	3,821	8,211	2,790	3,206	6,059
Net customer payments	(4,133)	(4,640)	(2,803)	(6,524)	(3,451)
Charge-offs	(270)	(146)	(588)	(1,088)	(1,199)
Loans returning to accruing status	—	—	—	8	—
Ending Balance	$41,866	$42,448	$39,023	$39,624	$44,022

The following table presents the composition of nonaccrual loans at the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Construction and Land Development	$2,637	$3,072	$3,520	$3,977	$3,234
Commercial Real Estate - Owner Occupied	7,016	7,128	9,267	8,924	11,250
Commercial Real Estate - Non-owner Occupied	1,958	2,317	1,992	1,877	1,642
Multifamily Real Estate	—	33	33	33	53
Commercial & Industrial	2,023	2,107	1,592	2,708	3,431
Residential 1-4 Family - Commercial	9,190	9,993	5,743	5,784	7,040
Residential 1-4 Family - Consumer	14,770	12,600	12,620	12,029	13,088
Residential 1-4 Family - Revolving	3,853	4,629	3,664	3,626	3,547
Auto	303	500	517	584	550
Consumer	116	69	75	81	91
Other Commercial	—	—	—	1	96
Total	$41,866	$42,448	$39,023	$39,624	$44,022

NPAs at March 31, 2021 also included $2.3 million in foreclosed property, a decrease of $429,000, or 15.5%, from December 31, 2020. The following table shows the activity in foreclosed property for the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Beginning Balance	$2,773	$4,159	$4,397	$4,444	$4,708
Additions of foreclosed property	—	—	—	—	615
Valuation adjustments	—	(35)	—	—	(44)
Proceeds from sales	(419)	(1,357)	(254)	(55)	(854)
Gains (losses) from sales	(10)	6	16	8	19
Ending Balance	$2,344	$2,773	$4,159	$4,397	$4,444

The following table presents the composition of the foreclosed property portfolio at the quarter ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Land	$1,227	$1,227	$1,238	$1,245	$1,251
Land Development	894	1,323	1,965	1,965	1,965
Residential Real Estate	60	60	793	793	834
Commercial Real Estate	163	163	163	394	394
Total	$2,344	$2,773	$4,159	$4,397	$4,444

Past Due Loans

At March 31, 2021, total accruing past due loans were $36.0 million, or 0.25% of total loans held for investment, compared to $49.8 million, or 0.36% of total loans held for investment, at December 31, 2020 and $75.1 million, or 0.59% of total loans held for investment, at March 31, 2020. Excluding the impact of the PPP loans(1), past due loans still accruing interest were 0.28% of total adjusted loans held for investment at March 31, 2021, compared to 0.39% of total adjusted loans held for investment at December 31, 2020 and 0.59% of total adjusted loans held for investment at March 31, 2020. Of the total past due loans still accruing interest $9.8 million, or 0.07% of total loans held for investment, were past due 90 days or more at March 31, 2021, compared to $13.6 million, or 0.10% of total loans held for investment, at December 31, 2020 and $12.9 million, or 0.10% of total loans held for investment, at March 31, 2020.

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

The total recorded investment in TDRs at March 31, 2021 was $19.7 million, a decrease of $888,000 or 4.3% from $20.6 million at December 31, 2020. Of the $19.7 million of TDRs at March 31, 2021, $13.7 million or 69.3% were considered performing while the remaining $6.0 million were considered nonperforming. Of the $20.6 million of TDRs at December 31, 2020, $14.0 million or 68.0% were considered performing while the remaining $6.6 million were considered nonperforming. Loans are removed from TDR status in accordance with the established policy described in Note 1 “Summary of Significant Accounting Policies” in the Company’s 2020 Form 10-K.

Net Charge-offs

For the quarter ended March 31, 2021, net charge-offs were $1.2 million, or 0.03% of total average loans on an annualized basis, compared to $5.0 million, or 0.16%, for the same quarter last year. Excluding the impact of the PPP loans(1), net charge-offs were 0.04% of total adjusted average loans on an annualized basis at March 31, 2021 compared to 0.16% of total adjusted average loans on an annualized basis at March 31, 2020. The majority of net charge-offs in the first quarter of 2021 were related to the third-party consumer loan portfolio.

Provision for Credit Losses

The Company recoded a negative provision for credit losses of $13.6 million for the first quarter of 2021, which was a decline of $73.8 million compared to the provision for credit losses of $60.2 million recorded during the same quarter of 2020. The provision for credit losses for the first quarter of 2021 reflected a negative provision of $16.4 million in provision for loan losses and $2.8 million in provision for unfunded commitments. The decrease in the provision for credit losses as compared to the same quarter in 2020 was driven by the benign credit impacts since the pandemic began, the significant recovery in the economy since last year as well as the improvement in the economic forecast utilized in estimating the ACL as of March 31, 2021.

Allowance for Credit Losses

At March 31, 2021, the ACL was $155.7 million and included an ALLL of $142.9 million and an RUC of $12.8 million. The ACL decreased $14.8 million from December 31, 2020, primarily due to lower expected losses than previously estimated as a result of benign credit quality metrics to date and an improved economic outlook due to the roll-out of COVID-19 vaccines, as well as additional government stimulus inclusive of more PPP funding.

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

The ALLL decreased $17.6 million from December 31, 2020. The ALLL as a percentage of the total loan portfolio was 1.00% at March 31, 2021 and 1.14% at December 31, 2020. When excluding PPP loans(1), which are 100% guaranteed by the SBA, the ALLL as a percentage of total adjusted loans decreased 13 bps to 1.12% from December 31, 2020. The ratio of the ALLL to nonaccrual loans was 341.4% at March 31, 2021 and 378.2% at December 31, 2020.

The ACL as a percentage of the total loan portfolio was 1.09% at March 31, 2021 and 1.22% at December 31, 2020. The ACL as a percentage of total adjusted loans(1) decreased 11 bps to 1.22% from December 31, 2020.

The RUC increased $2.8 million from December 31, 2020, primarily due to increased funding assumptions on construction projects in the first quarter of 2021, attributable to less uncertainty related to COVID-19.

The following table summarizes activity in the ALLL during the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
ALLL Balance, beginning of period	$160,540	$174,122	$169,977	$141,043	$42,294
Day 1 impact from adoption of CECL	—	—	—	—	47,484
Loans charged-off:
Commercial	1,974	1,118	995	1,590	2,968
Consumer	1,667	2,268	1,983	3,087	4,183
Total loans charged-off	3,641	3,386	2,978	4,677	7,151
Recoveries:
Commercial	1,606	937	718	708	1,154
Consumer	863	680	848	703	1,006
Total recoveries	2,469	1,617	1,566	1,411	2,160
Net charge-offs	1,172	1,769	1,412	3,266	4,991
Provision for loan losses	(16,457)	(11,813)	5,557	32,200	56,256
ALLL Balance, end of period	$142,911	$160,540	$174,122	$169,977	$141,043

Total RUC	$12,833	$10,000	$12,000	$11,000	$9,000
Total ACL	$155,744	$170,540	$186,122	$180,977	$150,043

ALLL to loans	1.00%	1.14%	1.21%	1.19%	1.10%
ALLL to adjusted loans(1)	1.12%	1.25%	1.36%	1.34%	1.10%
ACL to loans	1.09%	1.22%	1.29%	1.26%	1.18%
ACL to adjusted loans(1)	1.22%	1.33%	1.46%	1.42%	1.18%
Net charge-offs to average loans	0.03%	0.05%	0.04%	0.09%	0.16%
Net charge-offs to adjusted average loans(1)	0.04%	0.06%	0.04%	0.10%	0.16%
Provision for loan losses to average loans	(0.47)%	(0.33)%	0.15%	0.93%	1.80%
Provision for loan losses to adjusted average loans(1)	(0.52)%	(0.37)%	0.17%	1.02%	1.80%
(1)	Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

The following table shows the ALLL by loan segment and the percentage of the loan portfolio that the related ALLL covers as of the quarters ended (dollars in thousands):

	March 31,		December 31,		September 30,		June 30,		March 31,
	2021		2020		2020		2020		2020
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$106,432	85.9%	$117,403	85.3%	$126,655	85.3%	$111,954	84.8%	$77,843	82.6%
Consumer	36,479	14.1%	43,137	14.7%	47,467	14.7%	58,023	15.2%	63,200	17.4%
Total	$142,911	100.0%	$160,540	100.0%	$174,122	100.0%	$169,977	100.0%	$141,043	100.0%
(1)	Represents the loan balance divided by total loans held for investment.

Deposits

As of March 31, 2021, total deposits were $16.3 billion, an increase of $575.3 million, or 14.8% annualized, from December 31, 2020. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $2.4 billion accounted for 21.2% of total interest-bearing deposits at March 31, 2021, compared to $2.6 billion and 22.7% at December 31, 2020.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	March 31, 2021		December 31, 2020
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Non-interest bearing	$5,066,399	31.1%	$4,368,703	27.8%
NOW accounts	3,612,135	22.2%	3,621,181	23.0%
Money market accounts	4,244,092	26.0%	4,248,335	27.0%
Savings accounts	991,418	6.1%	904,095	5.8%
Time deposits of $100,000 and over(1)	1,391,517	8.5%	1,532,082	9.7%
Other time deposits	992,456	6.1%	1,048,369	6.7%
Total Deposits	$16,298,017	100.0%	$15,722,765	100.0%
(1)	Includes time deposits of $250,000 and over of $619.0 million and $654.2 million as of March 31, 2021 and December 31, 2020, respectively.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of March 31, 2021 and December 31, 2020, there were $9.9 million and $145.9 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets.

Maturities of time deposits of $100,000 or more as of March 31, 2021 were as follows (dollars in thousands):

Amount
Within 3 Months	$361,731
3 - 6 Months	235,636
6 - 12 Months	416,597
Over 12 Months	377,553
Total	$1,391,517

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

On July 10, 2019, the Company announced that its Board of Directors has authorized a share repurchase program to purchase up to $150.0 million of the Company’s common stock through June 30, 2021 in open market transactions or privately negotiated transactions. On March 20, 2020, the Company suspended its share repurchase program, which had approximately $20 million remaining in authorization at the time. The Company repurchased an aggregate of approximately 3.7 million shares, at an average price of $35.48 per share, under the authorization prior to suspension. On May 4, 2021, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $125 million worth of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. This new share repurchase program expires on June 30, 2022 and replaces the prior repurchase program that was due to expire on June 30, 2021.

On March 27, 2020, the banking agencies issued an interim final rule that allows the Company to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.  The Company is allowed to include the impact of the CECL transition, which is defined as the CECL Day 1 impact to capital plus 25% of the Company’s provision for credit losses during 2020, in regulatory capital through 2021.  The Company elected to phase-in the regulatory capital impact as permitted under the aforementioned interim final rule. Beginning in 2022, the transition amount will begin to impact regulatory capital by phasing it in over a three-year period ending in 2024.

The table summarizes the Company’s capital and related ratios for the periods presented (3) (dollars in thousands):

	March 31,	December 31,	March 31,
	2021	2020	2020
Common equity Tier 1 capital	$ 1,547,675	$ 1,512,507	$ 1,394,240
Tier 1 capital	1,714,031	1,678,863	1,394,240
Tier 2 capital	374,101	384,494	376,315
Total risk-based capital	2,088,132	2,063,356	1,770,555
Risk-weighted assets	14,651,486	14,739,253	14,316,058
Capital ratios:
Common equity Tier 1 capital ratio	10.56%	10.26%	9.74%
Tier 1 capital ratio	11.70%	11.39%	9.74%
Total capital ratio	14.25%	14.00%	12.37%
Leverage ratio (Tier 1 capital to average assets)	9.18%	8.95%	8.44%
Capital conservation buffer ratio (1)	5.70%	5.39%	3.74%
Common equity to total assets	12.81%	12.95%	13.59%
Tangible common equity to tangible assets (2)	8.24%	8.31%	8.43%
(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.
(2)	Refer to “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with GAAP.
(3)	All ratios and amounts at March 31, 2021 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed.

NON-GAAP FINANCIAL MEASURES

In this Form 10-Q, the Company has provided supplemental performance measures on a tax-equivalent, tangible, operating, adjusted and/or pre-tax pre-provision basis. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company uses the non-GAAP measures discussed herein in its analysis of the Company’s performance.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Interest Income (FTE)
Interest and dividend income (GAAP)	$147,673	$171,325
FTE adjustment	3,053	2,758
Interest and dividend income FTE (non-GAAP)	$150,726	$174,083
Average earning assets	$17,692,095	$15,563,670
Yield on interest-earning assets (GAAP)	3.39%	4.43%
Yield on interest-earning assets (FTE) (non-GAAP)	3.46%	4.50%
Net Interest Income (FTE)
Net interest income (GAAP)	$134,898	$135,008
FTE adjustment	3,053	2,758
Net interest income FTE (non-GAAP)	$137,951	$137,766
Noninterest income (GAAP)	30,985	28,907
Total revenue (FTE) (non-GAAP)	$168,936	$166,673
Average earning assets	$17,692,095	$15,563,670
Net interest margin (GAAP)	3.09%	3.49%
Net interest margin (FTE) (non-GAAP)	3.16%	3.56%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Tangible Assets
Ending Assets (GAAP)	$19,854,612	$19,628,449	$17,847,376
Less: Ending goodwill	935,560	935,560	935,560
Less: Ending amortizable intangibles	53,471	57,185	69,298
Ending tangible assets (non-GAAP)	$18,865,581	$18,635,704	$16,842,518
Tangible Common Equity
Ending Equity (GAAP)	$2,709,732	$2,708,490	$2,425,450
Less: Ending goodwill	935,560	935,560	935,560
Less: Ending amortizable intangibles	53,471	57,185	69,298
Less: Perpetual preferred stock	166,357	166,357	—
Ending tangible common equity (non-GAAP)	$1,554,344	$1,549,388	$1,420,592
Average equity (GAAP)	$2,719,941	$2,679,170	$2,485,646
Less: Average goodwill	935,560	935,560	935,560
Less: Average amortizable intangibles	55,450	59,031	71,283
Less: Average perpetual preferred stock	166,356	166,356	—
Average tangible common equity (non-GAAP)	$1,562,575	$1,518,223	$1,478,803
Tangible common equity to tangible assets (non-GAAP)	8.24%	8.31%	8.43%

	Three Months Ended
	March 31,
	2021	2020
ROTCE
Net income available to common shareholders (GAAP)	$53,222	$7,089
Plus: Amortization of intangibles, tax effected	2,947	3,477
Net income available to common shareholders before amortization of intangibles (non-GAAP)	$56,169	$10,566
Return on average tangible common equity (ROTCE)	14.58%	2.87%
ROE (GAAP)	8.38%	1.15%
Common equity to assets (GAAP)	12.81%	13.59%
Book value per share (GAAP)	$32.37	$30.99
Tangible book value per share (non-GAAP)	$19.78	$18.15

Adjusted operating measures exclude the gains or losses related to balance sheet repositioning (principally composed of gains and losses on debt extinguishment) and gains or losses on sale of securities. The Company believes these measures are useful to investors as they exclude certain costs resulting from acquisition activity as well as the impact of the Tax Act and allow investors to more clearly see the combined economic results of the organization's operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Adjusted Operating Earnings & EPS
Net income (GAAP)	$56,189	$7,089
Plus: Net loss related to balance sheet repositioning, net of tax	11,609	1,398
Less: Gain on sale of securities, net of tax	62	1,529
Adjusted operating earnings (non-GAAP)	$67,736	$6,958
Less: Dividends on preferred stock	2,967	—
Adjusted operating earnings available to common shareholders (non-GAAP)	$64,769	$6,958

Weighted average common shares outstanding, diluted	78,884,235	79,317,382
Earnings per common share, diluted (GAAP)	$0.67	$0.09
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.82	$0.09

Average assets (GAAP)	$19,686,854	$17,559,921
ROA (GAAP)	1.16%	0.16%
Adjusted operating ROA (non-GAAP)	1.40%	0.16%

Average common equity (GAAP)	$2,719,941	$2,485,646
ROE (GAAP)	8.38%	1.15%
Adjusted operating ROE (non-GAAP)	10.10%	1.13%

The adjusted operating efficiency ratio (FTE) excludes the amortization of intangible assets and gains or losses related to balance sheet repositioning (principally composed of gains and losses on debt extinguishment). This measure is similar to the measure utilized by the Company when analyzing corporate performance and is also similar to the measure utilized for incentive compensation. The Company believes this adjusted measure provides investors with important information about the combined economic results of the organization’s operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Adjusted Operating Noninterest Expense & Efficiency Ratio
Noninterest expense (GAAP)	$111,937	$95,645
Less: Amortization of intangible assets	3,730	4,401
Less: Losses related to balance sheet repositioning	14,695	—
Adjusted operating noninterest expense (non-GAAP)	$93,512	$91,244
Noninterest income (GAAP)	$30,985	$28,907
Less: Gains (losses) related to balance sheet repositioning	—	(1,769)
Less: Gains on sale of securities	78	1,936
Adjusted operating noninterest income (non-GAAP)	$30,907	$28,740
Net interest income (FTE) (non-GAAP)	$137,951	$137,766
Adjusted operating noninterest income (non-GAAP)	30,907	28,740
Total adjusted revenue (FTE)(non-GAAP)	$168,858	$166,506
Efficiency ratio (GAAP)	67.48%	58.35%
Adjusted operating efficiency ratio (FTE) (non-GAAP)	55.38%	54.80%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Adjusted Operating ROTCE
Adjusted operating earnings available to common shareholders (non-GAAP)	$64,769	$6,958
Plus: Amortization of intangibles, tax effected	2,947	3,477
Adjusted operating earnings available to common shareholders before amortization of intangibles (non-GAAP)	$67,716	$10,435

Average tangible common equity (non-GAAP)	$1,562,575	$1,478,803
Adjusted operating ROTCE (non-GAAP)	17.58%	2.84%

Pre-tax pre-provision adjusted operating earnings exclude the provision for credit losses, which can fluctuate significantly from period-to-period under the recently adopted CECL methodology, income tax expense, gains or losses related to balance sheet repositioning (principally composed of gains and losses on debt extinguishment), and gains or losses on sale of securities. The Company believes this adjusted measure provides investors with important information about the combined economic results of the organization’s operations.

PPP adjustment impact excludes the SBA guaranteed PPP loans funded during the first three months of 2021. The Company believes loans held for investment (net of deferred fees and costs), excluding PPP is useful to investors as it provides more clarity on the Company’s organic growth. The Company also believes that the related non-GAAP financial measures of past due loans still accruing interest as a percentage of total loans held for investment (net of deferred fees and costs), provision for credit losses as a percentage of average loans held for investment, and net charge-offs as a percentage of average loans held for investment (net of deferred fees and costs), in each case excluding impacts from the PPP, are useful to investors as loans originated under the PPP carry an SBA guarantee. The Company believes that the ALLL and the ACL, each as a percentage of loans held for investment (net of deferred fees and costs), and each excluding impacts from the PPP, are useful to investors because of the size of the Company’s PPP loan originations and the impact of the embedded credit enhancement provided by the SBA guarantee.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Pre-tax pre-provision adjusted operating earnings
Net Income (GAAP)	$56,189	$7,089
Plus: Provision for credit losses	(13,624)	60,196
Plus: Income tax expenses	11,381	985
Plus: Net loss related to balance sheet repositioning	14,695	1,769
Less: Gain on sale of securities	78	1,936
Pre-tax pre-provision adjusted operating earnings (non-GAAP)	$68,563	$68,103
Less: Dividends on preferred stock	2,967	—
Pre-tax pre-provision operating earnings available to common shareholders (non-GAAP)	$65,596	$68,103
Weighted average common shares outstanding, diluted	78,884,235	79,317,382
Pre-tax pre-provision operating earnings per share available to common shareholders, diluted (non-GAAP)	$0.87	$0.86

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
PPP adjustment impact
Loans held for investment (net of deferred fees and costs)(GAAP)	$14,272,280	$14,021,314	$14,383,215	$14,308,646	$12,768,841
Less: PPP adjustments	1,512,714	1,179,522	1,600,577	1,598,718	—
Loans held for investment (net of deferred fees and costs),net adjustments, excluding PPP (non-GAAP)	$12,759,566	$12,841,792	$12,782,638	$12,709,928	$12,768,841

Average loans held for investment (GAAP)	$14,064,123	$14,188,661	$14,358,666	$13,957,711	$12,593,923
Less: Average PPP adjustments	1,309,326	1,445,602	1,638,204	1,273,883	—
Average loans held for investment, net adjustments, excluding PPP (non-GAAP)	$12,754,797	$12,743,059	$12,720,462	$12,683,828	$12,593,923
Asset Quality
Provision for loan losses	$(16,457)	$(11,813)	$5,557	$32,200	$56,256
Net charge-offs	$1,172	$1,769	$1,412	$3,266	$4,991
Allowance for loan and lease losses	$142,911	$160,540	$174,122	$169,977	$141,043
Allowance for credit losses	$155,744	$170,540	$186,122	$180,977	$150,043
Total NPAs	$44,210	$45,221	$43,182	$44,021	$48,466
Past due loans still accruing interest	$9,776	$13,634	$15,661	$19,255	$12,876

ALLL/total outstanding loans	1.00%	1.14%	1.21%	1.19%	1.10%
ALLL/total adjusted loans	1.12%	1.25%	1.36%	1.34%	1.10%
ACL/total outstanding loans	1.09%	1.22%	1.29%	1.26%	1.18%
ACL/total adjusted loans	1.22%	1.33%	1.46%	1.42%	1.18%
NPAs/total outstanding loans	0.31%	0.32%	0.30%	0.31%	0.38%
NPAs/total adjusted loans	0.35%	0.35%	0.34%	0.35%	0.38%
Past due loans still accruing interest/total outstanding loans	0.25%	0.36%	0.35%	0.28%	0.59%
Past due loans still accruing interest/total adjusted loans	0.28%	0.39%	0.40%	0.32%	0.59%
Net charge-offs/total average loans	0.03%	0.05%	0.04%	0.09%	0.16%
Net charge-offs/total adjusted average loans	0.04%	0.06%	0.04%	0.10%	0.16%
Provision for loan losses/total average loans	(0.47)%	(0.33)%	0.15%	0.93%	1.80%
Provision for loan losses/total adjusted average loans	(0.52)%	(0.37)%	0.17%	1.02%	1.80%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of March 31, 2021 and 2020:

	Change In Net Interest Income
	March 31,
	2021	2020
	%	%
Change in Yield Curve:
+300 basis points	14.71	11.05
+200 basis points	9.80	7.85
+100 basis points	4.76	4.19
Most likely rate scenario	—	—
-100 basis points	(3.92)	(2.54)
-200 basis points	(5.02)	(2.68)

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

From a net interest income perspective, the Company was more asset sensitive as of March 31, 2021, compared to its position as of March 31, 2020. This shift is in part due to the changing market characteristics of certain loan and deposit products and in part due to various other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended March 31, 2021 and 2020:

	Change In Economic Value of Equity
	March 31,
	2021	2020
	%	%
Change in Yield Curve:
+300 basis points	5.79	(2.88)
+200 basis points	4.58	(0.86)
+100 basis points	2.86	0.75
Most likely rate scenario	—	—
-100 basis points	(5.62)	(7.76)
-200 basis points	(7.29)	(8.42)

As of March 31, 2021, the Company’s economic value of equity is generally more asset sensitive in a rising interest rate environment compared to March 31, 2020 primarily due to the composition of the Consolidated Balance Sheets and due in part to the market characteristics of certain loans and deposits.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

Management has taken measures to maintain the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021. There have been no changes that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

During the quarter ended March 31, 2021, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2020 Annual Report.

An investment in the Company’s securities involves risks. In addition to the other information set forth in this Quarterly Report, including the information addressed under “Forward-Looking Statements,” investors in the Company’s securities should carefully consider the factors discussed below, as well as the factors discussed in the Company’s 2020 Annual Report. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline.

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

On May 4, 2021, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $125 million worth of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. This new share repurchase program expires on June 30, 2022 and replaces the prior repurchase program that was due to expire on June 30, 2021.

The following information describes the Company’s common stock repurchases for the three months ended March 31, 2021:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
January 1 - January 31, 2021	18,466	35.25	-	19,951,000
February 1 - February 28, 2021	38,905	36.29	-	19,951,000
March 1 - March 31, 2021	2,103	40.08	-	19,951,000
Total	59,474	36.10	-

(1)	For the three months ended March 31, 2021, 59,474 shares were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report and this list includes the Exhibit Index:

Exhibit No.	Description

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

10.11	Schedule of Atlantic Union Bankshares Corporation Non-Employee Directors' Annual Compensation (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on February 26, 2021).

10.12	Management Incentive Plan (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on February 26, 2021).

10.22

Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 12, 2021) (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on February 26, 2021).

10.23	Atlantic Union Bankshares Corporation Stock and Incentive Plan, as amended and restated May 4, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 6, 2021)

15.1	Letter regarding unaudited interim financial information.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended March 31, 2021 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: May 6, 2021	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: May 6, 2021	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)