Form 10-Q
period 2021-06-30
Atlantic Union Bankshares Corp
filed 2021-08-05
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of July 29, 2021 was 76,904,963.

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

EPS	–	Earnings per common share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FCMs	–	Futures Commission Merchants
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Act	–	Federal Reserve Act of 1913, as amended
Federal Reserve Bank or FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FHLMC	–	Federal Home Loan Mortgage Corporation
FNMA	–	Federal National Mortgage Association
FOMC	–	Federal Open Markets Committee
FTE	–	Fully taxable equivalent
GAAP or U.S. GAAP	–	Accounting principles generally accepted in the United States
GNMA	–	Government National Mortgage Association
HTM	–	Held to maturity
ICE Data Services	–	Intercontinental Exchange Data Services
the Joint Guidance	–	The five federal bank regulatory agencies and the Conference of State Bank Supervisors guidance issued on March 22, 2020 (subsequently revised on April 7, 2020)
LIBOR	–	London Interbank Offered Rate
MD&A	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NOW	–	Negotiable order of withdrawal
NPA	–	Nonperforming assets
NSF	–	Nonsufficient funds

OCI	–	Other comprehensive income
OREO	–	Other real estate owned
OTC	–	Over-the-counter
PCD	–	Purchased credit deteriorated
PD/LGD	–	Probability of default/loss given default
PPPLF	–	Paycheck Protection Program Liquidity Facility
PPP	–	Paycheck Protection Program
PPP Round One	–	Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act
PPP Round Two	–	Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, as amended by the Consolidated Appropriations Act, 2021
Quarterly Report	–	Quarterly Report on Form 10-Q for the quarter ended June 30, 2021
Repurchase Program	–	The share repurchase program, approved on May 4, 2021 by the Company’s Board of Directors, which authorizes the Company to purchase up to $125 million worth of the Company’s common stock
ROA	–	Return on average assets
ROE	–	Return on average common equity
ROU Asset	–	Right of Use Asset
RUC	–	Reserve for unfunded commitments
RVI	–	Residual value insurance
SBA	–	Small Business Administration
SEC	–	Securities and Exchange Commission
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SSFA	–	Simplified supervisory formula approach
TDR	–	Troubled debt restructuring
Topic 606	–	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
Topic 740	–	ASU 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”
Topic 848	–	ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
Xenith	–	Xenith Bankshares, Inc. and its subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$268,682	$172,307
Interest-bearing deposits in other banks	593,271	318,974
Federal funds sold	3,217	2,013
Total cash and cash equivalents	865,170	493,294
Securities available for sale, at fair value	2,873,405	2,540,419
Securities held to maturity, at carrying value	541,439	544,851
Restricted stock, at cost	76,825	94,782
Loans held for sale, at fair value	32,726	96,742
Loans held for investment, net of deferred fees and costs	13,697,929	14,021,314
Less allowance for loan and lease losses	118,261	160,540
Total loans held for investment, net	13,579,668	13,860,774
Premises and equipment, net	161,114	163,829
Goodwill	935,560	935,560
Amortizable intangibles, net	49,917	57,185
Bank owned life insurance	427,727	326,892
Other assets	445,805	514,121
Total assets	$19,989,356	$19,628,449
LIABILITIES
Noninterest-bearing demand deposits	$5,222,572	$4,368,703
Interest-bearing deposits	11,436,647	11,354,062
Total deposits	16,659,219	15,722,765
Securities sold under agreements to repurchase	89,749	100,888
Other short-term borrowings	—	250,000
Long-term borrowings	290,330	489,829
Other liabilities	202,461	356,477
Total liabilities	17,241,759	16,919,959
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	103,091	104,169
Additional paid-in capital	1,881,395	1,917,081
Retained earnings	709,866	616,052
Accumulated other comprehensive income (loss)	53,072	71,015
Total stockholders' equity	2,747,597	2,708,490
Total liabilities and stockholders' equity	$19,989,356	$19,628,449

Common shares outstanding	77,928,948	78,729,212
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Interest and dividend income:
Interest and fees on loans	$130,570	$143,234	$258,576	$294,361
Interest on deposits in other banks	86	155	163	1,017
Interest and dividends on securities:
Taxable	10,519	11,267	20,872	22,895
Nontaxable	9,677	8,211	18,914	15,920
Total interest and dividend income	150,852	162,867	298,525	334,193
Interest expense:
Interest on deposits	7,238	19,861	16,366	48,375
Interest on short-term borrowings	21	186	69	1,526
Interest on long-term borrowings	3,045	5,515	6,644	11,979
Total interest expense	10,304	25,562	23,079	61,880
Net interest income	140,548	137,305	275,446	272,313
Provision for credit losses	(27,414)	34,200	(41,037)	94,396
Net interest income after provision for credit losses	167,962	103,105	316,483	177,917
Noninterest income:
Service charges on deposit accounts	6,607	4,930	12,116	12,508
Other service charges, commissions and fees	1,735	1,354	3,436	2,978
Interchange fees	2,203	1,697	4,050	3,321
Fiduciary and asset management fees	6,819	5,515	13,294	11,499
Mortgage banking income	4,619	5,826	12,874	7,847
Gains on securities transactions	—	10,339	78	12,275
Bank owned life insurance income	3,209	2,027	5,475	4,076
Loan-related interest rate swap fees	1,321	5,484	3,075	9,432
Other operating income	1,953	(1,240)	5,053	902
Total noninterest income	28,466	35,932	59,451	64,838
Noninterest expenses:
Salaries and benefits	50,766	49,896	103,426	100,013
Occupancy expenses	7,140	7,224	14,454	14,357
Furniture and equipment expenses	3,911	3,406	7,880	7,147
Technology and data processing	7,219	6,454	14,123	12,623
Professional services	4,408	2,989	9,369	6,297
Marketing and advertising expense	2,738	2,043	4,782	4,782
FDIC assessment premiums and other insurance	2,319	2,907	4,626	5,768
Other taxes	4,435	4,120	8,871	8,240
Loan-related expenses	1,909	2,501	3,786	5,198
Amortization of intangible assets	3,568	4,223	7,298	8,624
Loss on debt extinguishment	—	10,306	14,695	10,306
Other expenses	3,558	6,745	10,598	15,104
Total noninterest expenses	91,971	102,814	203,908	198,459
Income from continuing operations before income taxes	104,457	36,223	172,026	44,296
Income tax expense	19,073	5,514	30,453	6,498
Net income	85,384	30,709	141,573	37,798
Dividends on preferred stock	2,967	—	5,934	—
Net income available to common shareholders	$82,417	$30,709	$135,639	$37,798

Basic earnings per common share	$1.05	$0.39	$1.72	$0.48
Diluted earnings per common share	$1.05	$0.39	$1.72	$0.48
Dividends declared per common share	$0.28	$0.25	$0.53	$0.50
Basic weighted average number of common shares outstanding	78,819,697	78,711,765	78,841,462	79,001,058
Diluted weighted average number of common shares outstanding	78,843,724	78,722,690	78,863,859	79,020,036

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$85,384	$30,709	$141,573	$37,798
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	2,607	—	1,179	(699)
Reclassification adjustment for losses (gains) included in net income (net of tax, $0 and $0 for the three months and $12 and $394 for the six months ended June 30, 2021 and 2020, respectively) (1)	—	—	(47)	1,481
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $3,673 and $5,587 for the three months and $5,132 and $9,492 for the six months ended June 30, 2021 and 2020, respectively)	13,818	21,019	(19,307)	35,706
Reclassification adjustment for gains included in net income (net of tax, $0 and $2,171 for the three months and $16 and $2,578 for the six months ended June 30, 2021 and 2020, respectively) (2)	—	(8,168)	(62)	(9,697)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $1 and $1 for the three months and $3 and $3 for the six months ended June 30, 2021 and 2020, respectively) (3)	(5)	(5)	(10)	(10)
Bank owned life insurance:
Unrealized holding losses arising during the period	—	—	—	(1,289)
Reclassification adjustment for losses included in net income (4)	151	129	304	237
Other comprehensive income (loss)	16,571	12,975	(17,943)	25,729
Comprehensive income	$101,955	$43,684	$123,630	$63,527

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2021 and 2020

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance - December 31, 2020	$104,169	$173	$1,917,081	$616,052	$71,015	$2,708,490
Net Income				56,189		56,189
Other comprehensive loss (net of taxes of $8,835)					(34,514)	(34,514)
Dividends on common stock ($0.25 per share)				(19,700)		(19,700)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (243,884 shares)	324		(289)			35
Stock-based compensation expense			2,199			2,199
Balance - March 31, 2021	$104,493	$173	$1,918,991	$649,574	$36,501	$2,709,732
Net Income				85,384		85,384
Other comprehensive gain (net of taxes of $3,672)					16,571	16,571
Dividends on common stock ($0.28 per share)				(22,125)		(22,125)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Stock purchased under stock repurchase plan (1,090,169 shares)	(1,450)		(40,913)			(42,363)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (35,693 shares)	48		663			711
Stock-based compensation expense			2,654			2,654
Balance- June 30, 2021	$103,091	$173	$1,881,395	$709,866	$53,072	$2,747,597

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance - December 31, 2019	$105,827	$—	$1,790,305	$581,395	$35,575	$2,513,102
Net Income				7,089		7,089
Other comprehensive income (net of taxes of $3,890)					12,754	12,754
Dividends on common stock ($0.25 per share)				(19,825)		(19,825)
Stock purchased under stock repurchase plan (1,493,472 shares)	(1,985)		(47,894)			(49,879)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (183,750 shares)	244		(1,273)			(1,029)
Impact of adoption of ASC 326				(39,053)		(39,053)
Stock-based compensation expense			2,291			2,291
Balance- March 31, 2020	$104,086	$—	$1,743,429	$529,606	$48,329	$2,425,450
Net Income				30,709		30,709
Other comprehensive income (net of taxes of $3,415)					12,975	12,975
Issuance of preferred stock (17,250 shares)		173	166,190			166,363
Dividends on common stock ($0.25 per share)				(19,677)		(19,677)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (30,120 shares)	40		5			45
Stock-based compensation expense			2,361			2,361
Balance - June 30, 2020	$104,126	$173	$1,911,985	$540,638	$61,304	$2,618,226

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Dollars in thousands)	2021	2020
Operating activities:
Net income	$141,573	$37,798
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	7,966	7,517
Writedown of foreclosed properties and former bank premises	1,065	95
Amortization, net	15,928	12,749
Accretion related to acquisitions, net	(1,056)	(7,591)
Provision for credit losses	(41,037)	94,396
Gains on securities transactions, net	(78)	(12,275)
BOLI income	(5,475)	(4,076)
Originations and purchases of loans held for sale	(348,138)	(293,629)
Proceeds from sales of loans held for sale	409,809	292,883
Losses (gains) on sales of foreclosed properties and former bank premises, net	(1,810)	10
Losses on debt extinguishment	14,695	10,306
Stock-based compensation expenses	4,853	4,652
Issuance of common stock for services	188	404
Net (increase) decrease in other assets	64,826	(173,045)
Net increase (decrease) in other liabilities	(125,899)	151,970
Net cash provided by operating activities	137,410	122,164
Investing activities:
Purchases of AFS securities and restricted stock	(651,254)	(403,272)
Proceeds from sales of AFS securities and restricted stock	45,436	228,271
Proceeds from maturities, calls and paydowns of AFS securities	256,903	171,345
Proceeds from maturities, calls and paydowns of HTM securities	1,730	5,927
Net decrease (increase) in loans held for investment	305,615	(1,686,449)
Net increase in premises and equipment	(6,836)	(10,884)
Proceeds from BOLI settlements	3,152	—
Purchases of BOLI policies	(100,000)	—
Proceeds from sales of foreclosed properties and former bank premises	8,632	2,452
Net cash used in investing activities	(136,622)	(1,692,610)
Financing activities:
Net increase in noninterest-bearing deposits	853,869	1,375,821
Net increase in interest-bearing deposits	82,617	924,421
Net decrease in short-term borrowings	(261,139)	(359,037)
Proceeds from issuance of long-term debt	—	189,941
Repayments of long-term debt	(214,695)	(230,306)
Cash dividends paid - common stock	(41,825)	(39,502)
Cash dividends paid - preferred stock	(5,934)	—
Repurchase of common stock	(42,363)	(49,879)
Issuance of common stock	2,876	801
Issuance of preferred stock, net	—	166,363
Vesting of restricted stock, net of shares held for taxes	(2,318)	(2,189)
Net cash provided by financing activities	371,088	1,976,434
Increase in cash and cash equivalents	371,876	405,988
Cash, cash equivalents, and restricted cash at beginning of the period	493,294	436,032
Cash, cash equivalents, and restricted cash at end of the period	$865,170	$842,020

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Dollars in thousands)

	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$23,859	$63,198
Income taxes	1,221	106

Supplemental schedule of noncash investing and financing activities
Transfers from loans to foreclosed properties	14	615
Transfers from bank premises to OREO	1,109	—
Transfers from LHFS to LHFI	—	1,050

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 130 branches and approximately 150 ATMs located throughout Virginia, and in portions of Maryland and North Carolina. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Old Dominion Capital Management, Inc., and its subsidiary, Outfitter Advisors, Ltd., and Dixon, Hubard, Feinour, & Brown, Inc., which provide investment advisory services; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ALLL, as well as the ACL reserve for securities. Accrued interest receivable totaled $51.1 million and $56.7 million on loans held for investment, $6.7 million and $6.8 million on HTM securities, and $12.9 million and $11.9 million on AFS securities at June 30, 2021 and December 31, 2020, respectfully, and is included in “Other Assets” on the Company’s Consolidated Balance Sheets. The Company’s policy is to write off accrued interest receivable through reversal of interest income when it becomes probable the Company will not be able to collect the accrued interest. For the quarters ended June 30, 2021 and June 30, 2020, accrued interest receivable write offs were not material to the Company’s consolidated financial statements.

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

2. SECURITIES

Available for Sale

The Company’s AFS investment portfolio is generally highly-rated or agency backed. All AFS securities were current with no securities past due or on non-accrual as of June 30, 2021 and December 31, 2020.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of June 30, 2021 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2021
U.S. government and agency securities	$75,554	$1,099	$(44)	$76,609
Obligations of states and political subdivisions	899,117	44,105	(751)	942,471
Corporate and other bonds (1)	148,774	4,156	(45)	152,885
Commercial mortgage-backed securities
Agency	315,274	11,443	(1,119)	325,598
Non-agency	95,254	276	(281)	95,249
Total commercial mortgage-backed securities	410,528	11,719	(1,400)	420,847
Residential mortgage-backed securities
Agency	1,190,087	24,025	(9,035)	1,205,077
Non-agency	73,010	1,137	(263)	73,884
Total residential mortgage-backed securities	1,263,097	25,162	(9,298)	1,278,961
Other securities	1,632	—	—	1,632
Total AFS securities	$2,798,702	$86,241	$(11,538)	$2,873,405

(1) Other bonds include asset-backed securities

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

(1) Other bonds include asset-backed securities

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses for which an ACL has not been recorded at June 30, 2021 and December 31, 2020 and that are not deemed to be impaired as of those dates. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2021
U.S. government and agency securities	$—	$—	$4,607	$(44)	$4,607	$(44)
Obligations of states and political subdivisions	92,775	(751)	—	—	92,775	(751)
Corporate and other bonds(1)	5,660	(40)	3,344	(5)	9,004	(45)
Commercial mortgage-backed securities
Agency	89,240	(1,118)	348	(1)	89,588	(1,119)
Non-agency	31,437	(281)	—	—	31,437	(281)
Total commercial mortgage-backed securities	120,677	(1,399)	348	(1)	121,025	(1,400)
Residential mortgage-backed securities
Agency	591,860	(8,805)	11,485	(230)	603,345	(9,035)
Non-agency	22,869	(262)	177	(1)	23,046	(263)
Total residential mortgage-backed securities	614,729	(9,067)	11,662	(231)	626,391	(9,298)
Total AFS securities	$833,841	$(11,257)	$19,961	$(281)	$853,802	$(11,538)

December 31, 2020
U.S. government and agency securities	$—	$—	$5,456	$(52)	$5,456	$(52)
Obligations of states and political subdivisions	5,091	(18)	—	—	5,091	(18)
Corporate and other bonds(1)	17,946	(52)	10,698	(47)	28,644	(99)
Commercial mortgage-backed securities
Agency	5,893	(2)	376	—	6,269	(2)
Non-agency	17,654	(17)	—	—	17,654	(17)
Total commercial mortgage-backed securities	23,547	(19)	376	—	23,923	(19)
Residential mortgage-backed securities
Agency	219,388	(1,944)	1,055	(2)	220,443	(1,946)
Non-agency	36,942	(206)	—	—	36,942	(206)
Total residential mortgage-backed securities	256,330	(2,150)	1,055	(2)	257,385	(2,152)
Total AFS securities	$302,914	$(2,239)	$17,585	$(101)	$320,499	$(2,340)

(1) Other bonds includes asset-backed securities

As of June 30, 2021, there were $20.0 million, or 13 instances, of individual AFS securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of approximately $281,000. As of December 31, 2020, there were $17.6 million, or 15 instances, of individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $101,000.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at June 30, 2021 and December 31, 2020 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% SSFA rating.

The following table presents the amortized cost and estimated fair value of AFS securities as of June 30, 2021 and December 31, 2020, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	June 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$16,586	$16,738	$19,875	$19,997
Due after one year through five years	180,322	186,429	161,448	169,103
Due after five years through ten years	306,429	316,325	235,021	242,791
Due after ten years	2,295,365	2,353,913	2,022,903	2,108,528
Total AFS securities	$2,798,702	$2,873,405	$2,439,247	$2,540,419

Refer to Note 7 "Commitments and Contingencies" for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of June 30, 2021 and December 31, 2020.

Held to Maturity

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities and the estimated credit loss inherent in the portfolio is currently immaterial. The Company’s HTM securities were all current, with no securities past due or on non-accrual at June 30, 2021 and December 31, 2020.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of June 30, 2021 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
June 30, 2021
U.S. government and agency securities	$2,657	$—	$(10)	$2,647
Obligations of states and political subdivisions	533,733	70,091	—	603,824
Commercial mortgage-backed securities
Agency	5,049	3	(47)	5,005
Non-agency	—	—	—	—
Total commercial mortgage-backed securities	5,049	3	(47)	5,005
Total held-to-maturity securities	$541,439	$70,094	$(57)	$611,476

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

Credit Quality Indicators & Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. The Company’s HTM securities ACL was immaterial at June 30, 2021 and December 31, 2020. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s only HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of June 30, 2021 and December 31, 2020 by security type and credit rating (dollars in thousands):

	U.S. Government and Agency	Obligations of states and political	Mortgage-backed	Total HTM
	securities	subdivisions	securities	securities
June 30, 2021
Credit Rating:
AAA/AA/A	$—	$529,301	$—	$529,301
Not Rated - Agency(1)	2,657	—	5,049	7,706
Not Rated - Non-Agency	—	4,432	—	4,432
Total	$2,657	$533,733	$5,049	$541,439
December 31, 2020
Credit Rating:
AAA/AA/A	$—	$532,157	$—	$532,157
Not Rated - Agency(1)	2,751	—	5,333	8,084
Not Rated - Non-Agency	—	4,610	—	4,610
Total	$2,751	$536,767	$5,333	$544,851

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies

The following table presents the amortized cost and estimated fair value of HTM securities as of June 30, 2021 and December 31, 2020, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	June 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$440	$443	$1,443	$1,460
Due after one year through five years	8,459	8,711	8,577	8,893
Due after five years through ten years	1,672	1,722	1,744	1,805
Due after ten years	530,868	600,600	533,087	607,607
Total HTM securities	$541,439	$611,476	$544,851	$619,765

Refer to Note 7 "Commitments and Contingencies" for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of June 30, 2021 and December 31, 2020.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. The FHLB required the Bank to maintain stock in an amount equal to 3.75% and 4.25% of outstanding borrowings at June 30, 2021 and December 31, 2020, respectively, as well as a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of the Bank’s outstanding capital at both June 30, 2021 and December 31, 2020. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $67.0 million for June 30, 2021 and December 31, 2020 and FHLB stock in the amount of $9.8 million and $27.8 million as of June 30, 2021 and December 31, 2020, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Realized gains (losses):
Gross realized gains	$—	$138
Gross realized losses	—	(60)
Net realized gains	$—	$78

Proceeds from sales of securities	$—	$45,436

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Realized gains (losses):
Gross realized gains	$10,339	$12,503
Gross realized losses	—	(228)
Net realized gains	$10,339	$12,275

Proceeds from sales of securities	$107,570	$228,271

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The information included below reflects the impact of the CARES Act, as amended by the CAA, and the Joint Guidance. See Note 1 “Summary of Significant Accounting Policies” in the Company’s 2020 Form 10-K for information about COVID-19 and related legislative and regulatory developments.

The Company’s loans are stated at their face amount, net of deferred fees and costs, and consist of the following at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Construction and Land Development	$838,722	$925,798
Commercial Real Estate - Owner Occupied	2,069,658	2,128,909
Commercial Real Estate - Non-Owner Occupied	3,712,607	3,657,562
Multifamily Real Estate	860,081	814,745
Commercial & Industrial(1)	2,990,622	3,263,460
Residential 1-4 Family - Commercial	637,485	671,949
Residential 1-4 Family - Consumer	823,355	822,866
Residential 1-4 Family - Revolving	559,014	596,996
Auto	411,073	401,324
Consumer	195,036	247,730
Other Commercial(2)	600,276	489,975
Total loans held for investment, net of deferred fees and costs(3)	13,697,929	14,021,314
Allowance for loan and lease losses	(118,261)	(160,540)
Total loans held for investment, net	$13,579,668	$13,860,774

(1) Commercial & industrial loans include approximately $842.0 million and $1.2 billion in loans from the PPP at June 30, 2021 and December 31, 2020, respectively.

(2) Other commercial loans include approximately $17.4 million and $11.3 million in loans from the PPP at June 30, 2021 and December 31, 2020, respectively.

(3) Total loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $73.7 million and $69.7 million as of June 30, 2021 and December 31, 2020, respectively.

The following table shows the aging of the Company’s loan portfolio, by class, at June 30, 2021 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$834,743	$798	$310	$186	$2,685	$838,722
Commercial Real Estate - Owner Occupied	2,056,955	1,450	2,008	2,276	6,969	2,069,658
Commercial Real Estate - Non-Owner Occupied	3,707,175	1,501	78	827	3,026	3,712,607
Multifamily Real Estate	859,812	156	—	—	113	860,081
Commercial & Industrial	2,984,945	948	1,733	1,088	1,908	2,990,622
Residential 1-4 Family - Commercial	631,251	710	565	759	4,200	637,485
Residential 1-4 Family - Consumer	805,385	764	992	2,725	13,489	823,355
Residential 1-4 Family - Revolving	553,130	919	678	561	3,726	559,014
Auto	409,228	1,333	165	168	179	411,073
Consumer	193,934	545	297	156	104	195,036
Other Commercial	599,901	375	—	—	—	600,276
Total loans held for investment	$13,636,459	$9,499	$6,826	$8,746	$36,399	$13,697,929
% of total loans	99.55%	0.07%	0.05%	0.06%	0.27%	100.00%

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2020 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$920,276	$1,903	$547	$—	$3,072	$925,798
Commercial Real Estate - Owner Occupied	2,114,804	1,870	1,380	3,727	7,128	2,128,909
Commercial Real Estate - Non-Owner Occupied	3,651,232	2,144	1,721	148	2,317	3,657,562
Multifamily Real Estate	814,095	617	—	—	33	814,745
Commercial & Industrial	3,257,201	1,848	1,190	1,114	2,107	3,263,460
Residential 1-4 Family - Commercial	657,351	2,227	818	1,560	9,993	671,949
Residential 1-4 Family - Consumer	792,852	10,182	1,533	5,699	12,600	822,866
Residential 1-4 Family - Revolving	587,522	2,975	1,044	826	4,629	596,996
Auto	398,206	2,076	376	166	500	401,324
Consumer	245,551	1,166	550	394	69	247,730
Other Commercial	489,959	16	—	—	—	489,975
Total loans held for investment	$13,929,049	$27,024	$9,159	$13,634	$42,448	$14,021,314
% of total loans	99.34%	0.19%	0.07%	0.10%	0.30%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of January 1, 2021, as well as amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of June 30, 2021 (dollars in thousands):

	Nonaccrual
	January 1, 2021	June 30, 2021	Nonaccrual With No ALLL	90 Days and still Accruing
Construction and Land Development	$3,072	$2,685	$1,985	$186
Commercial Real Estate - Owner Occupied	7,128	6,969	1,994	2,276
Commercial Real Estate - Non-Owner Occupied	2,317	3,026	—	827
Multifamily Real Estate	33	113	—	—
Commercial & Industrial	2,107	1,908	1	1,088
Residential 1-4 Family - Commercial	9,993	4,200	1,736	759
Residential 1-4 Family - Consumer	12,600	13,489	1,069	2,725
Residential 1-4 Family - Revolving	4,629	3,726	60	561
Auto	500	179	—	168
Consumer	69	104	—	156
Total loans held for investment	$42,448	$36,399	$6,845	$8,746

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

There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2021 and 2020. See Note 1 “Summary of Significant Accounting Policies” in the Company’s 2020 Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Debt Restructurings

As of June 30, 2021, the Company has TDRs totaling $19.3 million with an estimated $800,000 of allowance for those loans for the current period. As of December 31, 2020, the Company had TDRs totaling $20.6 million with an estimated $1.6 million of allowance for those loans.

A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for credit losses in accordance with the Company’s ALLL methodology. For the three and six months ended June 30, 2021 and June 30, 2020, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by class, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021			December 31, 2020
	No. of	Recorded	Outstanding	No. of	Recorded	Outstanding
	Loans	Investment	Commitment	Loans	Investment	Commitment
Performing
Construction and Land Development	4	$208	$—	4	$215	$—
Commercial Real Estate - Owner Occupied	4	1,009	—	6	2,033	176
Commercial Real Estate - Non-Owner Occupied	1	1,089	—	1	1,089	—
Commercial & Industrial	2	434	—	4	727	—
Residential 1-4 Family - Commercial	—	—	—	3	245	—
Residential 1-4 Family - Consumer	80	9,641	—	77	8,943	—
Residential 1-4 Family - Revolving	3	271	3	3	277	—
Consumer	3	26	—	3	22	—
Other Commercial	1	375	—	1	410	—
Total performing	98	$13,053	$3	102	$13,961	$176
Nonperforming
Commercial Real Estate - Owner Occupied	2	$832	$—	1	$20	$—
Commercial Real Estate - Non-Owner Occupied	1	123	—	1	134	—
Commercial & Industrial	4	402	—	3	237	—
Residential 1-4 Family - Commercial	3	399	—	4	1,296	—
Residential 1-4 Family - Consumer	24	4,373	—	23	4,865	—
Residential 1-4 Family - Revolving	3	102	—	3	103	—
Total nonperforming	37	$6,231	$—	35	$6,655	$—
Total performing and nonperforming	135	$19,284	$3	137	$20,616	$176

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three and six months ended June 30, 2021 and 2020, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the three and six months ended June 30, 2021 (dollars in thousands):

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—	—	$—

Term modification, at a market rate
Residential 1-4 Family - Consumer	—	$—	2	$104
Total loan term extended at a market rate	—	$—	2	$104

Term modification, below market rate
Residential 1-4 Family - Consumer	3	$1,382	11	$1,824
Consumer	—	—	1	15
Total loan term extended at a below market rate	3	$1,382	12	$1,839

Interest rate modification, below market rate
Residential 1-4 Family - Commercial	—	$—	1	$45
Total interest only at below market rate of interest	—	$—	1	$45

Total	3	$1,382	15	$1,988

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

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by loan segment for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$106,432	$36,479	$142,911	$117,403	$43,137	$160,540
Loans charged-off	(891)	(1,054)	(1,945)	(2,865)	(2,721)	(5,586)
Recoveries credited to allowance	1,042	834	1,876	2,648	1,697	4,345
Provision charged to operations	(16,746)	(7,835)	(24,581)	(27,349)	(13,689)	(41,038)
Balance at end of period	$89,837	$28,424	$118,261	$89,837	$28,424	$118,261

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$77,843	$63,200	$141,043	$30,941	$11,353	$42,294
Impact of ASC 326 adoption on non-PCD loans	—	—	—	4,432	40,666	45,098
Impact of ASC 326 adoption on PCD loans	—	—	—	1,752	634	2,386
Impact of adopting ASC 326	—	—	—	6,184	41,300	47,484
Loans charged-off	(1,590)	(3,087)	(4,677)	(4,558)	(7,270)	(11,828)
Recoveries credited to allowance	708	703	1,411	1,862	1,709	3,571
Provision charged to operations	34,993	(2,793)	32,200	77,525	10,931	88,456
Balance at end of period	$111,954	$58,023	$169,977	$111,954	$58,023	$169,977

Credit Quality Indicators

Credit quality indicators are utilized to help estimate the collectability of each loan class within the Commercial and Consumer loan segments. For classes of loans within the Commercial segment, the primary credit quality indicator used for evaluating credit quality and estimating the ALLL is risk rating categories of Pass, Watch, Special Mention, Substandard, and Doubtful.  For classes of loans within the Consumer segment, the primary credit quality indicator used for evaluating credit quality and estimating the ALLL is delinquency bands of Current, 30-59, 60-89, 90+, and Nonaccrual.  While other credit quality indicators are evaluated and analyzed as part of the Company’s credit risk management activities, these indicators are primarily used in estimating the ALLL. The Company evaluates the credit risk of its loan portfolio on at least a quarterly basis.

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

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of June 30, 2021 (dollars in thousands):

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Construction and Land Development
Pass	$169,737	$284,804	$136,881	$79,204	$19,754	$54,558	$14,405	$759,343
Watch	2,991	3,168	27,862	1,201	339	6,870	—	42,431
Special Mention	—	—	629	132	—	1,102	—	1,863
Substandard	—	—	524	29,101	7	5,453	—	35,085
Total Construction and Land Development	$172,728	$287,972	$165,896	$109,638	$20,100	$67,983	$14,405	$838,722

Commercial Real Estate - Owner Occupied
Pass	$107,413	$282,904	$318,170	$275,683	$214,996	$634,229	$24,428	$1,857,823
Watch	113	13,848	16,318	16,499	14,099	47,956	675	109,508
Special Mention	—	960	29,741	1,493	1,121	38,305	2,157	73,777
Substandard	—	—	4,906	1,711	1,974	19,159	800	28,550
Total Commercial Real Estate - Owner Occupied	$107,526	$297,712	$369,135	$295,386	$232,190	$739,649	$28,060	$2,069,658

Commercial Real Estate - Non-Owner Occupied
Pass	$225,833	$436,594	$457,142	$373,263	$390,212	$1,096,953	$53,293	$3,033,290
Watch	12,557	8,991	104,690	65,828	39,917	205,843	384	438,210
Special Mention	—	693	70,587	42,248	18,436	42,236	218	174,418
Substandard	—	11,245	—	13,170	9,318	32,956	—	66,689
Total Commercial Real Estate - Non-Owner Occupied	$238,390	$457,523	$632,419	$494,509	$457,883	$1,377,988	$53,895	$3,712,607

Commercial & Industrial
Pass	$735,552	$814,028	$302,050	$161,183	$49,690	$187,496	$610,304	$2,860,303
Watch	193	12,537	24,828	19,606	5,032	5,377	24,102	91,675
Special Mention	637	1,205	5,865	3,388	975	1,573	11,454	25,097
Substandard	—	56	4,602	1,216	274	2,223	5,176	13,547
Total Commercial & Industrial	$736,382	$827,826	$337,345	$185,393	$55,971	$196,669	$651,036	$2,990,622

Multifamily Real Estate
Pass	$36,278	$142,330	$131,106	$145,985	$101,098	$259,262	$7,236	$823,295
Watch	—	—	4,367	465	—	24,438	42	29,312
Special Mention	—	2,273	634	4,361	—	93	—	7,361
Substandard	—	—	—	—	—	113	—	113
Total Multifamily Real Estate	$36,278	$144,603	$136,107	$150,811	$101,098	$283,906	$7,278	$860,081

Residential 1-4 Family - Commercial
Pass	$56,120	$100,940	$75,069	$54,133	$66,745	$236,341	$1,233	$590,581
Watch	—	2,153	3,813	8,760	3,667	9,597	195	28,185
Special Mention	163	—	—	450	426	6,124	—	7,163
Substandard	—	—	3,484	773	1,390	5,421	488	11,556
Total Residential 1-4 Family - Commercial	$56,283	$103,093	$82,366	$64,116	$72,228	$257,483	$1,916	$637,485

Other Commercial
Pass	$147,863	$206,752	$108,972	$6,247	$26,650	$53,072	$16,252	$565,808
Watch	—	—	—	597	1,273	5,071	800	7,741
Special Mention	—	—	—	—	4	204	26,144	26,352
Substandard	—	—	—	—	—	375	—	375
Total Other Commercial	$147,863	$206,752	$108,972	$6,844	$27,927	$58,722	$43,196	$600,276

Total Commercial
Pass	$1,478,796	$2,268,352	$1,529,390	$1,095,698	$869,145	$2,521,911	$727,151	$10,490,443
Watch	15,854	40,697	181,878	112,956	64,327	305,152	26,198	747,062
Special Mention	800	5,131	107,456	52,072	20,962	89,637	39,973	316,031
Substandard	—	11,301	13,516	45,971	12,963	65,700	6,464	155,915
Total Commercial	$1,495,450	$2,325,481	$1,832,240	$1,306,697	$967,397	$2,982,400	$799,786	$11,709,451

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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of June 30, 2021 (dollars in thousands):

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Residential 1-4 Family - Consumer
Current	$129,493	$198,964	$68,060	$45,005	$55,929	$307,923	$11	$805,385
30-59 Days Past Due	—	—	89	—	44	631	—	764
60-89 Days Past Due	—	—	117	—	307	568	—	992
90+ Days Past Due	—	161	194	20	—	2,350	—	2,725
Nonaccrual	—	—	85	908	887	11,609	—	13,489
Total Residential 1-4 Family - Consumer	$129,493	$199,125	$68,545	$45,933	$57,167	$323,081	$11	$823,355

Residential 1-4 Family - Revolving
Current	$2,639	$10,741	$2,660	$1,256	$—	$486	$535,348	$553,130
30-59 Days Past Due	—	—	—	—	—	—	919	919
60-89 Days Past Due	—	—	—	—	—	—	678	678
90+ Days Past Due	—	—	—	—	—	—	561	561
Nonaccrual	—	73	—	20	—	227	3,406	3,726
Total Residential 1-4 Family - Revolving	$2,639	$10,814	$2,660	$1,276	$—	$713	$540,912	$559,014

Consumer
Current	$6,922	$20,354	$50,736	$46,063	$16,716	$19,881	$33,262	$193,934
30-59 Days Past Due	—	21	104	154	51	201	14	545
60-89 Days Past Due	—	9	148	65	28	31	16	297
90+ Days Past Due	—	—	21	126	7	1	1	156
Nonaccrual	—	—	—	—	—	104	—	104
Total Consumer	$6,922	$20,384	$51,009	$46,408	$16,802	$20,218	$33,293	$195,036

Auto
Current	$85,151	$151,237	$92,687	$42,811	$23,624	$13,718	$—	$409,228
30-59 Days Past Due	30	419	387	184	166	147	—	1,333
60-89 Days Past Due	50	19	26	52	10	8	—	165
90+ Days Past Due	—	3	132	—	18	15	—	168
Nonaccrual	—	28	27	30	32	62	—	179
Total Auto	$85,231	$151,706	$93,259	$43,077	$23,850	$13,950	$—	$411,073

Total Consumer
Current	$224,205	$381,296	$214,143	$135,135	$96,269	$342,008	$568,621	$1,961,677
30-59 Days Past Due	30	440	580	338	261	979	933	3,561
60-89 Days Past Due	50	28	291	117	345	607	694	2,132
90+ Days Past Due	—	164	347	146	25	2,366	562	3,610
Nonaccrual	—	101	112	958	919	12,002	3,406	17,498
Total Consumer	$224,285	$382,029	$215,473	$136,694	$97,819	$357,962	$574,216	$1,988,478

The Company did not have any material revolving loans convert to term during the six months ended June 30, 2021.

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

COVID-19 has disrupted and adversely impacted the economy and created significant volatility in the financial markets. The volatility in the financial markets adversely affected the Company’s expected future cash flows, due to the lower interest rate environment and other factors. The forecasted impact from COVID-19 was included in the Company’s annual goodwill impairment test in the second quarter of 2021 and the Company determined that there was no impairment to its goodwill or intangible assets. In the normal course of business, the Company routinely monitors the impact of the changes in the financial markets and includes these assessments in the Company’s goodwill impairment process.

The Company analyzed its intangible assets at June 30, 2021 and concluded no impairment existed as of the balance sheet date. Amortization expense of intangibles for the three and six months ended June 30, 2021 and 2020 totaled $3.6 million and $7.3 million, and $4.2 million and $8.6 million, respectively.

As of June 30, 2021, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining six months of 2021	$6,605
2022	11,490
2023	9,688
2024	7,818
2025	6,221
Thereafter	8,095
Total estimated amortization expense	$49,917

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

At lease inception the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In certain cases, the Company obtains lessee-provided residual value guarantees and third-party RVI to reduce its residual asset risk. At June 30, 2021 and December 31, 2020, the carrying value of residual assets covered by residual value guarantees and RVI was $18.9 million and $14.7 million, respectively.

The net investment in sales-type and direct financing leases consists of the carrying amount of the lease receivables plus unguaranteed residual assets, net of unearned income and any deferred selling profit on direct financing leases. The lease receivables include the lessor’s right to receive lease payments and the guaranteed residual asset value the lessor expects to derive from the underlying assets at the end of the lease term. The Company’s net investment in sales-type and direct financing leases are included in Loans Held for Investment (net of deferred fees and costs) on the Company’s Consolidated Balance Sheets. Lease income is recorded within Interest Income on the Company’s Consolidated Statements of Income. There were no significant changes in the balance of the Company’s unguaranteed residual assets for the periods ending June 30, 2021 and December 31, 2020.

Total net investment in sales-type and direct financing leases consists of the following (dollars in thousands):

	June 30, 2021	December 31, 2020
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$166.8	$141.2
Unguaranteed residual values, net of unearned income and deferred selling profit	6.3	4.8
Total net investment in sales-type and direct financing leases	$173.1	$146.0

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

Lessee arrangements with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The ROU Assets and lease liabilities associated with operating and finance leases greater than 12 months are recorded in the Company’s Consolidated Balance Sheets; ROU Assets within Other Assets and lease liabilities within Other Liabilities. ROU Assets represent the Company’s right to use an underlying asset over the course of the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The initial measurement of lease liabilities and ROU Assets are the same for operating and finance leases. Lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments, discounted using the incremental borrowing rate. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU Assets are recognized at commencement date based on the initial measurement of the lease liability, any lease payments made excluding lease incentives, and any initial direct costs incurred. Most of the Company’s operating leases include one or more options to renew and if the Company is reasonably certain to exercise those options it would be included in the measurement of the operating ROU Assets and lease liabilities.

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

As of June 30, 2021, the Company had no sales leaseback transactions or leases that have not yet commenced that create significant rights and obligations.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information (dollars in thousands):

	June 30, 2021		December 31, 2020
	Operating	Finance	Operating	Finance
Right-of-use-assets	$45,277	$6,965	$48,051	$7,425
Lease liabilities	55,151	10,055	58,901	10,621
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	6.98	7.58	7.27	8.08
Weighted-average discount rate (1)	2.60%	1.17%	2.66%	1.17%

(1)An incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Six months ended June 30,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$60	$10
Operating Cash Flows from Operating Leases	5,988	6,893
Financing Cash Flows from Finance Leases	566	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,164	3,183
Finance leases	—	10,549

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net Operating Lease Cost	$2,532	$2,928	$5,081	$5,847
Finance Lease Cost:
Amortization of right-of-use assets	230	77	459	77
Interest on lease liabilities	30	10	60	10
Total Lease Cost	$2,792	$3,015	$5,600	$5,934

The maturities of lessor and lessee arrangements outstanding at June 30, 2021 are presented in the tables below (dollars in thousands):

	June 30, 2021
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining six months of 2021	$18,792	$5,928	$634
2022	38,888	11,293	1,292
2023	36,922	10,154	1,325
2024	36,611	9,135	1,358
2025	24,815	6,810	1,392
Thereafter	25,420	17,503	4,516
Total undiscounted cash flows	181,448	60,823	10,517
Less: Adjustments (1)	14,695	5,672	462
Total (2)	$166,753	$55,151	$10,055

(1) Lessor – unearned income and unearned guaranteed residual value; Lessee – imputed interest.

(2) Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements.

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

Total short-term borrowings consist of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30,	December 31,
	2021	2020
Securities sold under agreements to repurchase	$89,749	$100,888
Federal Funds Purchased	—	150,000
FHLB Advances	—	100,000
Total short-term borrowings	$89,749	$350,888

Average outstanding balance during the period	$124,437	$213,932
Average interest rate during the period	0.11%	0.79%
Average interest rate at end of period	0.08%	0.13%

The Bank maintains federal funds lines with several correspondent banks, the remaining available balance was $997.0 million and $847.0 million at June 30, 2021 and December 31, 2020, respectively. The Company maintains an alternate line of credit at a correspondent bank, which had an available balance of $25.0 million at both June 30, 2021 and December 31, 2020. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is in compliance with such covenants as of June 30, 2021 and December 31, 2020. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $5.9 billion and $6.0 billion at June 30, 2021 and December 31, 2020, respectively.

Long-term Borrowings

In response to the current interest rate environment, the Company prepaid a $200.0 million long-term FHLB advance on February 26, 2021 and $550.0 million of long-term FHLB advances in 2020, which resulted in prepayment penalties of $14.7 million and $31.2 million, respectively. In addition, on November 30, 2020, the Company redeemed $8.5 million in subordinated debt originally acquired as part of the Xenith acquisition.

Total long-term borrowings consist of the following as of June 30, 2021 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	2.90%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	1.55%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	2.88%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	3.25%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	3.25%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	2.80%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	1.65%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	1.70%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	3.00%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt(3)(4)
2026 Subordinated Debt(5)	150,000	-%	5.00%	12/15/2026
Total Subordinated Debt	$150,000
Fair Value Premium (Discount)(6)	(14,829)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$290,330

(1) Rate as of June 30, 2021.

(2) The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.

(3) The remaining issuance discount as of June 30, 2021 is $1.1 million.

(4) Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.

(5) Fixed-to-floating rate notes are redeemable, at the Company’s option, on or after December 15, 2021, at which time the interest rate will change to a floating rate of LIBOR plus 3.175% through its maturity date.

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

(5) Fixed-to-floating rate notes are redeemable, at the Company’s option, on or after December 15, 2021, at which time the interest rate will change to a floating rate of LIBOR plus 3.175% through its maturity date.

(6) Includes discount on issued subordinated notes.

As of June 30, 2021, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred		Fair Value	Total
	Capital	Subordinated	Premium	Long-term
	Notes	Debt	(Discount) (1)	Borrowings
For the remaining six months of 2021	$—	$—	$(507)	$(507)
2022	—	—	(1,030)	(1,030)
2023	—	—	(1,053)	(1,053)
2024	—	—	(1,078)	(1,078)
2025	—	—	(1,102)	(1,102)
Thereafter	155,159	150,000	(10,059)	295,100
Total long-term borrowings	$155,159	$150,000	$(14,829)	$290,330

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

As of June 30, 2021 and December 31, 2020, the Company’s reserves for unfunded commitments and indemnification were $10.7 million and $10.8 million, respectively.

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

The following table presents the balances of commitments and contingencies as of the following dates (dollars in thousands):

	June 30, 2021	December 31, 2020
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$5,939,757	$4,722,412
Letters of credit	159,029	161,827
Total commitments with off-balance sheet risk	$6,098,786	$4,884,239
(1) Includes unfunded overdraft protection.

As of June 30, 2021, the Company had approximately $205.5 million in deposits in other financial institutions, of which $73.3 million served as collateral for cash flow and loan swap derivatives. As of December 31, 2020, the Company had approximately $290.5 million in deposits in other financial institutions, of which $251.0 million served as collateral for cash flow and loan swap derivatives. For the OTC derivatives cleared with the central clearinghouses, the variation margin is treated as a settlement of the related derivatives fair values. The Company had approximately $129.1 million and $36.4 million in deposits in other financial institutions that were uninsured at June 30, 2021 and December 31, 2020, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. Refer to Note 8 “Derivatives” for additional information.

As part of the Company’s liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at June 30, 2021 and December 31, 2020 (dollars in thousands):

	Pledged Assets as of June 30, 2021
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$506,490	$430,264	$—	$936,754
Repurchase agreements	—	146,847	—	—	146,847
FHLB advances	—	48,520	—	4,389,787	4,438,307
Derivatives	73,274	65,978	—	—	139,252
Fed Funds	—	—	—	352,188	352,188
Other purposes	—	23,022	990	—	24,012
Total pledged assets	$73,274	$790,857	$431,254	$4,741,975	$6,037,360

(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2020
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$469,864	$436,449	$—	$906,313
Repurchase agreements	—	116,876	—	—	116,876
FHLB advances	—	52,323	—	4,374,383	4,426,706
Derivatives	251,047	785	—	—	251,832
Fed Funds	—	—	—	340,847	340,847
Other purposes	—	123,388	8,634	—	132,022
Total pledged assets	$251,047	$763,236	$445,083	$4,715,230	$6,174,596

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

The Company also enters into legally enforceable master netting agreements and collateral agreements, where possible, with certain derivative counterparties to mitigate the risk of default on a bilateral basis. These bilateral agreements typically provide the right to offset exposures and require one counterparty to post collateral on derivative instruments in a net liability position to the other counterparty. For the OTC derivatives cleared with central clearinghouses, the variation margin is treated as settlement of the related derivatives fair values.

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

During the six months ended June 30, 2021, the Company entered into two interest rate swaps with notional amounts totaling $200 million designated and qualifying as cash flow hedges of the Company’s forecasted variable interest receipts on variable rate loans. The Company did not have any derivatives designated as cash flow hedges at December 31, 2020. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.

Fair Value Hedge

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At June 30, 2021 and December 31, 2020, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $91.2 million and $74.7 million, respectively, and the fair value of the swaps associated with the derivative related to hedged items was an unrealized loss of $1.6 million and $5.1 million, respectively.

AFS Securities: The Company has entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate available for sale securities. At June 30, 2021 and December 31, 2020, the aggregate notional amount of the related hedged items of the AFS securities totaled $50 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized loss of $5.4 million and $7.3 million, respectively.

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

The following table summarizes key elements of the Company’s derivative instruments as of June 30, 2021 and December 31, 2020, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	June 30, 2021			December 31, 2020
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$200,000	$—	$—	$—	$—	$—
Fair value hedges	141,178	—	7,292	124,726	—	12,483
Derivatives not designated as accounting hedges:
Loan Swaps: (3)
Pay fixed - receive floating interest rate swaps	2,400,239	824	45,273	2,356,453	212	163,148
Pay floating - receive fixed interest rate swaps	2,400,239	102,317	9,180	2,356,453	163,148	212

(1) Notional amounts are not recorded on the Company’s Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.

(2) Balances represent fair value of derivative financial instruments.

(3) The Company’s cleared derivatives are classified as a single-unit of accounting, resulting in the fair value of the designated swap being reduced by the variation margin, which is treated as settlement of the related derivatives fair value for accounting purposes and is reported on a net basis at June 30, 2021. The previous periods presented do not include the offsetting impact of variation margin.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$134,943	$5,345	$166,413	$7,297
Loans	91,178	1,532	74,726	5,088

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2021 and December 31, 2020, the amortized cost basis of this portfolio was $135 million and $166 million, respectively, and the cumulative basis adjustment associated with this hedge was $5.3 million and $7.3 million, respectively. The amount of the designated hedged item at June 30, 2021 and December 31, 2020 totaled $50 million.

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

Repurchase Program

On July 10, 2019, the Company announced that its Board of Directors has authorized a share repurchase program to purchase up to $150.0 million of the Company’s common stock through June 30, 2021 in open market transactions or privately negotiated transactions. On March 20, 2020, the Company suspended its share repurchase program, which had approximately $20 million remaining in authorization at the time. The Company repurchased an aggregate of approximately 3.7 million shares, at an average price of $35.48 per share, under the authorization prior to suspension. On May 4, 2021, the Company’s Board of Directors authorized a new share repurchase program (the “Repurchase Program”) to purchase up to $125 million worth of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The Repurchase Program expires on June 30, 2022 and replaced the prior repurchase program that was due to expire on June 30, 2021. As part of the Repurchase Program, 1.1 million shares (or $42.3 million) were repurchased during the quarter ended June 30, 2021. As of June 30, 2021, the Company is authorized under the Repurchase Program to repurchase approximately $82.7 million of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - March 31, 2021	$40,974	$50	$(1,475)	$(3,048)	$36,501
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	13,818	—	2,607	—	16,425
Amounts reclassified from AOCI into earnings	—	(5)	—	151	146
Net current period other comprehensive income (loss)	13,818	(5)	2,607	151	16,571
Balance - June 30, 2021	$54,792	$45	$1,132	$(2,897)	$53,072

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - December 31, 2020	$74,161	$55	$—	$(3,201)	$71,015
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(19,307)	—	1,179	—	(18,128)
Amounts reclassified from AOCI into earnings	(62)	(10)	(47)	304	185
Net current period other comprehensive income (loss)	(19,369)	(10)	1,132	304	(17,943)
Balance - June 30, 2021	$54,792	$45	$1,132	$(2,897)	$53,072

The change in accumulated other comprehensive income (loss) for the three months and six months ended June 30, 2020 is summarized as follows, net of tax (dollars in thousands):

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

Derivative Instruments

As discussed in Note 8 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No material differences were identified during the validation as of June 30, 2021 and December 31, 2020. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of June 30, 2021 and December 31, 2020 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2021 and December 31, 2020.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 (dollars in thousands):

	Fair Value Measurements at June 30, 2021 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$76,609	$—	$76,609
Obligations of states and political subdivisions	—	942,471	—	942,471
Corporate and other bonds(1)	—	152,885	—	152,885
Mortgage-backed securities	—	1,699,808	—	1,699,808
Other securities	—	1,632	—	1,632
Loans held for sale	—	32,726	—	32,726
Derivatives:
Interest rate swap	—	103,141	—	103,141

LIABILITIES
Derivatives:
Interest rate swap	$—	$54,453	$—	$54,453
Fair value hedges	—	7,292	—	7,292

(1) Other bonds include asset-backed securities.

	Fair Value Measurements at December 31, 2020 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$13,394	$—	$13,394
Obligations of states and political subdivisions	—	837,326	—	837,326
Corporate and other bonds(1)	—	151,078	—	151,078
Mortgage-backed securities	—	1,536,996	—	1,536,996
Other securities	—	1,625	—	1,625
Loans held for sale	—	96,742	—	96,742
Derivatives:
Interest rate swap	—	163,360	—	163,360

LIABILITIES
Derivatives:
Interest rate swap	$—	$163,360	$—	$163,360
Fair value hedges	—	12,483	—	12,483

(1) Other bonds include asset-backed securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to foreclosed properties, former bank premises, and collateral-dependent loans that are individually assessed. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The assets for which a nonrecurring fair value measurement was recorded during the period ended June 30, 2021 and December 31, 2020 was $6.8 million and $12.7 million, respectively. The nonrecurring valuation adjustments for these assets did not have a material impact on the Company’s consolidated financial statements.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2021 and December 31, 2020. The Company’s level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2021 and December 31, 2020.

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

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2021 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$865,170	$865,170	$—	$—	$865,170
AFS securities	2,873,405	—	2,873,405	—	2,873,405
HTM securities	541,439	—	598,824	12,652	611,476
Restricted stock	76,825	—	76,825	—	76,825
Loans held for sale	32,726	—	32,726	—	32,726
Net loans	13,579,668	—	—	13,379,723	13,379,723
Derivatives:
Interest rate swap	103,141	—	103,141	—	103,141
Accrued interest receivable	70,818	—	70,818	—	70,818
BOLI	427,727	—	427,727	—	427,727

LIABILITIES
Deposits	$16,659,219	$—	$16,684,998	$—	$16,684,998
Borrowings	380,079	—	361,145	—	361,145
Accrued interest payable	1,267	—	1,267	—	1,267
Derivatives:
Interest rate swap	54,453	—	54,453	—	54,453
Fair value hedges	7,292	—	7,292	—	7,292

	Fair Value Measurements at December 31, 2020 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$493,294	$493,294	$—	$—	$493,294
AFS securities	2,540,419	—	2,540,419	—	2,540,419
HTM securities	544,851	—	606,496	13,269	619,765
Restricted stock	94,782	—	94,782	—	94,782
Loans held for sale	96,742	—	96,742	—	96,742
Net loans	13,860,774	—	—	13,710,640	13,710,640
Derivatives:
Interest rate swap	163,360	—	163,360	—	163,360
Accrued interest receivable	75,757	—	75,757	—	75,757
BOLI	326,892	—	326,892	—	326,892

LIABILITIES
Deposits	$15,722,765	$—	$15,763,991	$—	$15,763,991
Borrowings	840,717	—	821,516	—	821,516
Accrued interest payable	2,516	—	2,516	—	2,516
Derivatives:
Interest rate swap	163,360	—	163,360	—	163,360
Fair value hedges	12,483	—	12,483	—	12,483

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

The Company’s performance obligations on revenue from interchange fees and deposit accounts are generally satisfied immediately, when the transaction occurs, or by month-end. Performance obligations on revenue from fiduciary and asset management fees are generally satisfied monthly or quarterly. For a majority of fee income on deposit accounts, the Company is a principal, controlling the promised good or service before transferring it to the customer. For the majority of income related to wealth management income, the Company is an agent, responsible for arranging for the provision of goods and services by another party. Mortgage banking income is earned when the originated loans are sold to an investor on the secondary market. The loans are classified as loans held for sale prior to being sold. Additionally, the changes in fair value of the loans held for sale, loan commitments, and related derivatives are included in mortgage banking income.

Noninterest income disaggregated by major source for the three and six months ended June 30, 2021 and 2020, consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$4,136	$3,245	$7,217	$9,010
Maintenance fees & other	2,471	1,685	4,899	3,498
Other service charges, commissions, and fees (1)	1,735	1,354	3,436	2,978
Interchange fees(1)	2,203	1,697	4,050	3,321
Fiduciary and asset management fees (1):
Trust asset management fees	2,985	2,470	5,893	5,298
Registered advisor management fees	2,463	2,091	4,790	4,178
Brokerage management fees	1,371	954	2,611	2,023
Mortgage banking income	4,619	5,826	12,874	7,847
Gains on securities transactions	—	10,339	78	12,275
Bank owned life insurance income	3,209	2,027	5,475	4,076
Loan-related interest rate swap fees	1,321	5,484	3,075	9,432
Other operating income (2)	1,953	(1,240)	5,053	902
Total noninterest income	$28,466	$35,932	$59,451	$64,838

(1) Income within scope of Topic 606.

(2) For the six months ended June 30, 2020, the remaining balance outside the scope of Topic 606 includes a $1.8 million loss related to the termination of a cash flow hedge.

12. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

The following table presents basic and diluted EPS calculations for the three and six months ended June 30, 2021 and 2020 (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income:
Net Income	$85,384	$30,709	$141,573	$37,798
Less: Preferred Stock Dividends	2,967	—	5,934	—
Net income available to common shareholders	$82,417	$30,709	$135,639	$37,798

Weighted average shares outstanding, basic	78,820	78,712	78,842	79,001
Dilutive effect of stock awards	24	11	22	19
Weighted average shares outstanding, diluted	78,844	78,723	78,864	79,020

Earnings per common share, basic	$1.05	$0.39	$1.72	$0.48
Earnings per common share, diluted	$1.05	$0.39	$1.72	$0.48

13. SUBSEQUENT EVENTS

On July 29, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock. The common stock dividend amount is the same as the prior quarter and an increase of $0.03, or 12.0%, from the dividend paid in the third quarter of 2020. The common stock dividend is payable on August 27, 2021 to common shareholders of record as of August 13, 2021.

The Board also declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is consistent with the prior quarter. The preferred stock dividend is payable on September 1, 2021 to preferred shareholders of record as of August 17, 2021.

As discussed in Note 9 “Stockholders’ Equity”, the Company repurchased certain shares of common stock of the Company under the Repurchase Program. Additionally, subsequent to the quarter ended June 30, 2021, as part of the Repurchase Program, 1.5 million shares (or $54.0 million) were repurchased between July 1, 2021 and August 3, 2021. As of August 3, 2021, the Company is authorized under the Repurchase Program to repurchase approximately $28.7 million of the Company’s common stock.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation (the Company) as of June 30, 2021, the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2021 and 2020, the consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 5, 2021

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

In management’s discussion and analysis, the Company provides certain financial information determined by methods other than in accordance with US GAAP. The Company believes the presentation of non-GAAP financial measures provides a meaningful basis for period-to-period and company-to-company comparisons. Non-GAAP financial measures may be identified with the symbol (+) and may be labeled as adjusted.  Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, including without limitation, statements regarding the future impacts of debt prepayments, future impacts of PPP fee accretion, future interest rate environments, and future impacts of cost reduction initiatives, may include projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, or achievements expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to the effects of or changes in:

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

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the 2020 Form 10-K and related disclosures in other filings, including the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All of the forward-looking statements made in this report are expressly qualified by the cautionary statements contained or referred to in this Quarterly Report. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise or clarify these forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company provides additional information on its critical accounting policies and estimates listed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in its 2020 Form 10-K and in Note 1 “Summary of Significant Accounting Policies” within Part I, Item 1 of this Quarterly Report.

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT FULLY ADOPTED)

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform associated with the LIBOR transition. LIBOR and other interbank offered rates are widely used benchmark or reference rates that have been used in the valuation of loans, derivatives, and other financial contracts. Global capital markets are going to be required to move away from LIBOR and other interbank offered rates and toward rates that are more observable or transaction based and less susceptible to manipulation. Topic 848 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. Topic 848 is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective as of March 12, 2020 through December 31, 2022 and can be adopted at an instrument level. As of March 31, 2021, the Company utilized the expedient to assert probability of hedged interested as detailed in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of the Company’s 2020 Form 10-K. The Company may incorporate other components of Topic 848 at a later date and is continuing to evaluate the remaining components of Topic 848 and its impact to the Company.

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 130 branches and approximately 150 ATMs located throughout Virginia, and in portions of Maryland and North Carolina. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Old Dominion Capital Management, Inc., and its subsidiary, Outfitter Advisors, Ltd., and Dixon, Hubard, Feinour, & Brown, Inc., which provide investment advisory services; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of the Company’s common stock are traded on the Nasdaq Global Select Market under the symbol "AUB". Additional information is available on the Company’s website at https://investors.atlanticunionbank.com. The information contained on the Company’s website is not a part of or incorporated into this Quarterly Report.

RESULTS OF OPERATIONS

Executive Overview

The Company’s financial condition and results of operations as of and for the three and six-months ended June 30, 2021 have been impacted by COVID-19 and governmental programs and initiatives that have responded to COVID-19, including the PPP.

The Company participated in PPP Round One under the CARES Act, which was intended to provide economic relief to small businesses that have been adversely impacted by COVID-19. The Company processed over 11,000 PPP loans totaling $1.7 billion in 2020 pursuant to the CARES Act. The loans carry a 1% interest rate. As of June 30, 2021, PPP Round One loans have a recorded investment of $337.7 million and unamortized deferred fees of $2.0 million.

Certain provisions of the CARES Act, including additional PPP funding, were extended during December 2020 and expired on May 31, 2021. The Company processed over 5,000 loans pursuant to PPP Round Two, with a recorded investment of $546.1 million and unamortized deferred fees of $22.4 million as of June 30, 2021. The loans carry a 1% interest rate.

In addition to an insignificant amount of PPP loan pay offs, the Company has processed $1.3 billion(*) of loan forgiveness on 9,800 PPP loans(*) through June 30, 2021 with $165.0 million(*) on 2,500 loans(*) occurring in the first quarter of 2021 and $705.0 million(*) on 5,000 loans(*) occurring in the second quarter of 2021.

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

On May 4, 2021, the Company’s Board of Directors authorized the Repurchase Program to purchase up to $125 million worth of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The Repurchase Program expires on June 30, 2022 and replaced the prior repurchase program that was due to expire on June 30, 2021. Under the Repurchase Program, 1.1 million shares were repurchased for $42.3 million in the aggregate during the quarter ended June 30, 2021. As of June 30, 2021, the Company has remaining repurchase authorization of $82.7 million available under the Repurchase Program.

Second Quarter Net Income and Performance Metrics

●	Net income available to common shareholders was $82.4 million and basic and diluted EPS was $1.05 for the second quarter of 2021, compared to $30.7 million and $0.39 for the second quarter of 2020, respectively.
●	Pre-tax pre-provision adjusted operating earnings(+), which exclude provision for credit losses, gains on sales of securities, net loss on balance sheet repositioning, and income tax expense totaled $77.0 million for the second quarter of 2021, compared to $70.4 million for the second quarter of 2020.

Six Month Net Income and Performance Metrics

●	Net income available to common shareholders was $135.6 million and basic and diluted EPS was $1.72 for the six months ended June 30, 2021, compared to $37.8 million and $0.48 for the six months ended June 30, 2020, respectively.
●	Adjusted operating earnings available to common shareholders(+), which exclude gains on sales of securities and net loss on balance sheet repositioning, totaled $147.2 million for the six months ended June 30, 2021, compared to $37.6 million for the six months ended June 30, 2020.
●	Pre-tax pre-provision adjusted operating earnings(+), which exclude provision for credit losses, gains on sales of securities, net loss on balance sheet repositioning, and income tax expense, totaled $145.6 million for the six months ended June 30, 2021, compared to $138.5 million for the six months ended June 30, 2020.

Balance Sheet

●	Cash and cash equivalents were $865.2 million at June 30, 2021, an increase of $371.9 million or 152.0% (annualized) from December 31, 2020.
●	AFS securities were $2.9 billion at June 30, 2021, an increase of $333.0 million or 26.4% (annualized) from December 31, 2020.
●	Loans held for investment (net of deferred fees and costs) were $13.7 billion, including $859.4 million in PPP loans at June 30, 2021, a decrease of $323.4 million or 4.7% (annualized) from December 31, 2020. Excluding the impact of the PPP(+), loans held for investment decreased $3.2 million or 0.1% (annualized) during this period.
●	Total deposits were $16.7 billion at June 30, 2021, an increase of $936.5 million or 12.0% (annualized) from December 31, 2020.

(*) PPP forgiveness values are rounded and approximate values

COVID-19

The Company’s financial performance generally, and in particular the ability of its borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent on the business environment in its primary markets where it operates and in the United States as a whole.

COVID-19 had a wide range of economic impacts and, in the event of a resurgence that leads to significant restrictions on economic activity, may still present the possibility of an extended economic recession. Since the first quarter of 2020, COVID-19 has severely disrupted supply chains and adversely affected production, demand, sales, and employee productivity across a range of industries, and has increased unemployment in the Company’s areas of operation and nationally. The national economy and economies in the Company’s areas of operations continue to be impacted into 2021, despite the fact that many businesses have re-opened at full capacity. In addition, COVID-19 may have social and other impacts that are not yet known but may affect the Company’s customers, employees, and vendors.

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

COVID-19 has adversely affected the Company’s business, financial condition, and results of operations since the first quarter of 2020. The duration, nature and severity of future impacts of COVID-19 on the Company’s operational and financial performance will depend on future developments with respect to COVID-19, all of which remain highly uncertain and cannot be predicted, and new information may emerge concerning the nature and severity of the outbreak, the emergence of COVID-19 variants, short- and long-term health impacts, the actions to contain the outbreak or treat its impact (including the efficacy of vaccine and treatment developments and the success of vaccination programs), and unforeseen effects of the pandemic, among others. Other national health concerns, including the outbreak of other contagious diseases or pandemics, may adversely affect the Company in the future.

Net Interest Income

	For the Three Months Ended
	June 30,
	2021	2020	Change

	(Dollars in thousands)
Average interest-earning assets	$17,868,938	$17,106,132	$762,806
Interest and dividend income	$150,852	$162,867	$(12,015)
Interest and dividend income (FTE) (1)	$153,996	$165,672	$(11,676)
Yield on interest-earning assets	3.39%	3.83%	(44)	bps
Yield on interest-earning assets (FTE) (1)	3.46%	3.90%	(44)	bps
Average interest-bearing liabilities	$11,846,623	$12,286,362	$(439,739)
Interest expense	$10,304	$25,562	$(15,258)
Cost of interest-bearing liabilities	0.35%	0.84%	(49)	bps
Cost of funds	0.23%	0.61%	(38)	bps
Net interest income	$140,548	$137,305	$3,243
Net interest income (FTE) (1)	$143,692	$140,110	$3,582
Net interest margin	3.15%	3.23%	(8)	bps
Net interest margin (FTE) (1)	3.23%	3.29%	(6)	bps

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the second quarter of 2021, net interest income was $140.5 million, an increase of $3.2 million from the second quarter of 2020. For the second quarter of 2021, net interest income (FTE) was $143.7 million, an increase of $3.6 million from the second quarter of 2020. The increases in both net interest income and net interest income (FTE) were primarily driven by loan accretion recognized on PPP loans and a decline in interest expense due to a favorable funding mix. In the second quarter of 2021, net interest margin decreased 8 basis points to 3.15% from 3.23% in the second quarter of 2020, and net interest margin (FTE) decreased 6 basis points compared to the second quarter of 2020. The net decline in net interest margin and net interest margin (FTE) measures were primarily driven by a decrease in the yield on interest-earning assets, partially offset by a decrease in the cost of funds. The decline in the Company’s earning asset yields was primarily driven by declines in loan and investment securities yields, as a result of the decrease in market interest rates. The cost of funds decline was driven by lower deposit costs and wholesale borrowing costs driven by lower market interest rates and a favorable funding mix.

	For the Six Months Ended
	June 30,
	2021	2020	Change

	(Dollars in thousands)
Average interest-earning assets	$17,781,005	$16,334,901	$1,446,104
Interest and dividend income	$298,525	$334,193	$(35,668)
Interest and dividend income (FTE) (1)	$304,722	$339,755	$(35,033)
Yield on interest-earning assets	3.39%	4.11%	(72)	bps
Yield on interest-earning assets (FTE) (1)	3.46%	4.18%	(72)	bps
Average interest-bearing liabilities	$11,955,610	$12,076,932	$(121,322)
Interest expense	$23,079	$61,880	$(38,801)
Cost of interest-bearing liabilities	0.39%	1.03%	(64)	bps
Cost of funds	0.27%	0.76%	(49)	bps
Net interest income	$275,446	$272,313	$3,133
Net interest income (FTE) (1)	$281,643	$277,875	$3,768
Net interest margin	3.12%	3.35%	(23)	bps
Net interest margin (FTE) (1)	3.19%	3.42%	(23)	bps

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the first six months of 2021, net interest income was $275.4 million, an increase of $3.1 million from the same period of 2020. For the first six months of 2021, net interest income (FTE) was $281.6 million, an increase of $3.8 million from the same period of 2020. The increases in both net interest income and net interest income (FTE) were primarily driven by loan accretion recognized on PPP loans and a decline in interest expense due to a favorable funding mix. In the first six months of 2021, net interest margin decreased 23 basis points to 3.12% from 3.35% in the first six months of 2020, and net interest margin (FTE) decreased 23 basis points compared to the first six months of 2020. The net decline in net interest margin and net interest margin (FTE) measures were primarily driven by a decrease in the yield on interest-earning assets, partially offset by a decrease in the cost of funds. The decline in the Company’s earning asset yields was primarily driven by declines in loan and investment securities yields, as a result of the decrease in market interest rates. The cost of funds decline was driven by lower deposit costs and wholesale borrowing costs driven by lower market interest rates and a favorable funding mix.

In response to the COVID-19, the FOMC reduced its Federal Funds target rates to its current range of 0% to 0.25%, compared to an upper bound in the Federal Funds target rate of 1.75% during the first quarter of 2020. As a consequence of reduced short-term rates, the Company has seen compression on its net interest margin as earning asset yields have decreased by more than the decrease in the Company’s cost of funds. The Company expects its net interest margin to be stable throughout 2021, as short-term rates are projected to remain low.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2021			2020
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$2,028,637	$10,519	2.08%	$1,626,426	$11,267	2.79%
Tax-exempt	1,391,692	12,249	3.53%	1,022,541	10,394	4.09%
Total securities	3,420,329	22,768	2.67%	2,648,967	21,661	3.29%
Loans, net (3) (4)	13,971,939	130,840	3.76%	13,957,711	143,339	4.13%
Other earning assets	476,670	388	0.33%	499,454	672	0.54%
Total earning assets	17,868,938	$153,996	3.46%	17,106,132	$165,672	3.90%
Allowance for credit losses	(137,997)			(150,868)
Total non-earning assets	2,192,037			2,201,974
Total assets	$19,922,978			$19,157,238
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,159,890	$1,809	0.09%	$7,474,210	$7,303	0.39%
Regular savings	1,016,661	55	0.02%	799,890	123	0.06%
Time deposits (5)	2,270,217	5,374	0.95%	2,667,268	12,435	1.88%
Total interest-bearing deposits	11,446,768	7,238	0.25%	10,941,368	19,861	0.73%
Other borrowings (6)	399,855	3,066	3.08%	1,344,994	5,701	1.70%
Total interest-bearing liabilities	11,846,623	$10,304	0.35%	12,286,362	$25,562	0.84%
Noninterest-bearing liabilities:
Demand deposits	5,053,773			4,019,018
Other liabilities	274,718			361,889
Total liabilities	17,175,114			16,667,269
Stockholders' equity	2,747,864			2,489,969
Total liabilities and stockholders' equity	$19,922,978			$19,157,238
Net interest income		$143,692			$140,110
Interest rate spread			3.11%			3.06%
Cost of funds			0.23%			0.61%
Net interest margin			3.23%			3.29%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $4.1 million and $6.4 million for the three months ended June 30, 2021 and 2020, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $12,000 and $34,000 for the three months ended June 30, 2021 and 2020, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $202,000 and $140,000 for the three months ended June 30, 2021 and 2020, respectively, in amortization of the fair market value adjustments related to acquisitions.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2021			2020
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,967,948	$20,872	2.14%	$1,645,438	$22,895	2.80%
Tax-exempt	1,347,487	23,941	3.58%	989,764	20,152	4.09%
Total securities	3,315,435	44,813	2.73%	2,635,202	43,047	3.29%
Loans, net (3) (4)	14,017,777	258,962	3.73%	13,275,817	294,652	4.46%
Other earning assets	447,793	947	0.43%	423,882	2,056	0.98%
Total earning assets	17,781,005	$304,722	3.46%	16,334,901	$339,755	4.18%
Allowance for credit losses	(147,844)			(120,505)
Total non-earning assets	2,172,408			2,144,183
Total assets	$19,805,569			$18,358,579
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,110,384	$3,961	0.10%	$7,203,777	$21,824	0.61%
Regular savings	978,726	114	0.02%	766,232	281	0.07%
Time deposits (5)	2,379,716	12,291	1.04%	2,711,384	26,270	1.95%
Total interest-bearing deposits	11,468,826	16,366	0.29%	10,681,393	48,375	0.91%
Other borrowings (6)	486,784	6,713	2.78%	1,395,539	13,505	1.95%
Total interest-bearing liabilities	11,955,610	$23,079	0.39%	12,076,932	$61,880	1.03%
Noninterest-bearing liabilities:
Demand deposits	4,819,946			3,472,228
Other liabilities	296,033			321,612
Total liabilities	17,071,589			15,870,772
Stockholders' equity	2,733,980			2,487,807
Total liabilities and stockholders' equity	$19,805,569			$18,358,579
Net interest income		$281,643			$277,875
Interest rate spread			3.07%			3.15%
Cost of funds			0.27%			0.76%
Net interest margin			3.19%			3.42%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $8.4 million and $16.0 million for the six months ended June 30, 2021 and 2020, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $32,000 and $84,000 for the six months ended June 30, 2021 and 2020, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $400,000 and $278,000 for the six months ended June 30, 2021 and 2020, respectively, in amortization of the fair market value adjustments related to acquisitions.

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

	Three Months Ended			Six Months Ended
	June 30, 2021 vs. June 30, 2020			June 30, 2021 vs. June 30, 2020
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$2,439	$(3,187)	$(748)	$4,005	$(6,028)	$(2,023)
Tax-exempt	3,385	(1,530)	1,855	6,598	(2,809)	3,789
Total securities	5,824	(4,717)	1,107	10,603	(8,837)	1,766
Loans, net (1)	146	(12,645)	(12,499)	15,777	(51,467)	(35,690)
Other earning assets	(30)	(254)	(284)	110	(1,219)	(1,109)
Total earning assets	$5,940	$(17,616)	$(11,676)	$26,490	$(61,523)	$(35,033)
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$615	$(6,109)	$(5,494)	$2,446	$(20,309)	$(17,863)
Regular savings	27	(95)	(68)	63	(230)	(167)
Time Deposits (2)	(1,640)	(5,421)	(7,061)	(2,902)	(11,077)	(13,979)
Total interest-bearing deposits	(998)	(11,625)	(12,623)	(393)	(31,616)	(32,009)
Other borrowings (3)	(5,512)	2,877	(2,635)	(11,056)	4,264	(6,792)
Total interest-bearing liabilities	(6,510)	(8,748)	(15,258)	(11,449)	(27,352)	(38,801)
Change in net interest income	$12,450	$(8,868)	$3,582	$37,939	$(34,171)	$3,768

(1) The rate-related change in interest income on loans includes the impact of lower accretion of the acquisition-related fair market value adjustments of $2.3 million and $7.6 million for the three-and-six-month change, respectively.

(2) The rate-related change in interest expense on deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $22,000 and $52,000 for the three-and-six-month change, respectively.

(3) The rate-related change in interest expense on other borrowings includes the impact of higher amortization of the acquisition-related fair market value adjustments of $62,000 and $122,000 for the three-and-six-month change, respectively.

The Company’s net interest margin (FTE) includes the impact of acquisition accounting fair value adjustments. The impact of net accretion related to acquisition accounting fair value adjustments for the first and second quarters of 2020, and the first and second quarters of 2021 are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Accretion	Amortization	Total
For the quarter ended March 31, 2020	$9,528	$50	$(138)	$9,440
For the quarter ended June 30, 2020	6,443	34	(140)	6,337
For the quarter ended March 31, 2021	4,287	20	(198)	4,109
For the quarter ended June 30, 2021	4,132	12	(202)	3,942

Noninterest Income

	For the Three Months Ended
	June 30,		Change
	2021	2020	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$6,607	$4,930	$1,677	34.0%
Other service charges, commissions, and fees	1,735	1,354	381	28.1%
Interchange fees	2,203	1,697	506	29.8%
Fiduciary and asset management fees	6,819	5,515	1,304	23.6%
Mortgage banking income	4,619	5,826	(1,207)	(20.7)%
Gains on securities transactions	—	10,339	(10,339)	(100.0)%
Bank owned life insurance income	3,209	2,027	1,182	58.3%
Loan-related interest rate swap fees	1,321	5,484	(4,163)	(75.9)%
Other operating income	1,953	(1,240)	3,193	(257.5)%
Total noninterest income	$28,466	$35,932	$(7,466)	(20.8)%

Noninterest income decreased $7.5 million or 20.8% to $28.5 million for the quarter ended June 30, 2021, compared to $35.9 million for the quarter ended June 30, 2020. Excluding gains on securities transactions, adjusted operating noninterest income(+) for the quarter ended June 30, 2021 increased $2.9 million or 11.2% compared to the quarter ended June 30, 2020. This was primarily driven by an increase of $1.7 million in service charges on deposit accounts, an increase in bank owned life insurance income of $1.2 million primarily due to life insurance proceeds received during the quarter, an increase of $1.3 million in fiduciary and asset management fees due to growth in assets under management, and an increase in other operating income primarily driven by unrealized gains on equity method investments of approximately $3.1 million. Partially offsetting these increases was a decrease in mortgage banking income of $1.2 million due to lower mortgage origination volumes and a decrease in loan-related interest swap income of $4.2 million due to lower transaction volumes.

	For the Six Months Ended
	June 30,		Change
	2021	2020	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$12,116	$12,508	$(392)	(3.1)%
Other service charges, commissions, and fees	3,436	2,978	458	15.4%
Interchange fees	4,050	3,321	729	22.0%
Fiduciary and asset management fees	13,294	11,499	1,795	15.6%
Mortgage banking income	12,874	7,847	5,027	64.1%
Gains on securities transactions	78	12,275	(12,197)	(99.4)%
Bank owned life insurance income	5,475	4,076	1,399	34.3%
Loan-related interest rate swap fees	3,075	9,432	(6,357)	(67.4)%
Other operating income	5,053	902	4,151	460.2%
Total noninterest income	$59,451	$64,838	$(5,387)	(8.3)%

Noninterest income decreased $5.4 million or 8.3% to $59.5 million for the six months ended June 30, 2021, compared to $64.8 million for the six months ended June 30, 2020. Excluding gains on securities transactions and losses related to balance sheet repositioning, adjusted operating noninterest income(+) for the six months ended June 30, 2021 increased $5.0 million or 9.3% compared to the six months ended June 30, 2020. This was primarily driven by an increase of $5.0 million in mortgage banking income driven by higher mortgage loan origination volumes resulting from the lower interest rate environment, an increase of $1.8 million in fiduciary and asset management fees due to growth in assets under management, an increase in bank owned life insurance income of $1.4 million primarily due to life insurance proceeds received in 2021, and an increase in other operating income primarily driven by unrealized gains on equity method investments of approximately $4.2 million. Partially offsetting these increases was a decrease in loan-related interest swap income of $6.4 million due to lower transaction volumes.

Noninterest Expense

	For the Three Months Ended
	June 30,		Change
	2021	2020	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$50,766	$49,896	$870	1.7%
Occupancy expenses	7,140	7,224	(84)	(1.2)%
Furniture and equipment expenses	3,911	3,406	505	14.8%
Technology and data processing	7,219	6,454	765	11.9%
Professional services	4,408	2,989	1,419	47.5%
Marketing and advertising expense	2,738	2,043	695	34.0%
FDIC assessment premiums and other insurance	2,319	2,907	(588)	(20.2)%
Other taxes	4,435	4,120	315	7.6%
Loan-related expenses	1,909	2,501	(592)	(23.7)%
Amortization of intangible assets	3,568	4,223	(655)	(15.5)%
Loss on debt extinguishment	—	10,306	(10,306)	(100.0)%
Other expenses	3,558	6,745	(3,187)	(47.2)%
Total noninterest expense	$91,971	$102,814	$(10,843)	(10.5)%

Noninterest expense decreased $10.8 million or 10.5% to $92.0 million for the quarter ended June 30, 2021 compared to $102.8 million for the quarter ended June 30, 2020. Excluding amortization of intangible assets and losses on debt extinguishment, adjusted operating noninterest expense(+) for the quarter ended June 30, 2021 did not significantly change from the second quarter of 2020. Other expenses decreased $3.2 million, primarily due to a decrease in OREO and credit-related expenses of $1.3 million, primarily driven by a $930,000 gain on the sale of closed branches. This decrease was partially offset by an increase of $1.4 million in professional services costs due to an increase in legal fees and costs related to strategic projects. Noninterest expense for the second quarter of 2021 also included approximately $200,000 in costs related to the Company’s response to COVID-19, compared to approximately $620,000 for the quarter ended June 30, 2020, and approximately $250,000 in expenses related to PPP loan forgiveness processing incurred during the second quarter of 2021. Noninterest expense for the second quarter of 2020 included approximately $1.6 million in real estate and branch closure costs and approximately $1.8 million in severance expenses related to the Company’s expense reduction plans, neither of which were incurred during the second quarter of 2021.

	For the Six Months Ended
	June 30,		Change
	2021	2020	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$103,426	$100,013	$3,413	3.4%
Occupancy expenses	14,454	14,357	97	0.7%
Furniture and equipment expenses	7,880	7,147	733	10.3%
Technology and data processing	14,123	12,623	1,500	11.9%
Professional services	9,369	6,297	3,072	48.8%
Marketing and advertising expense	4,782	4,782	—	—%
FDIC assessment premiums and other insurance	4,626	5,768	(1,142)	(19.8)%
Other taxes	8,871	8,240	631	7.7%
Loan-related expenses	3,786	5,198	(1,412)	(27.2)%
Amortization of intangible assets	7,298	8,624	(1,326)	(15.4)%
Loss on debt extinguishment	14,695	10,306	4,389	42.6%
Other expenses	10,598	15,104	(4,506)	(29.8)%
Total noninterest expense	$203,908	$198,459	$5,449	2.7%

Noninterest expense increased $5.4 million or 2.7% to $203.9 million for the six months ended June 30, 2021, compared to $198.5 million for the six months ended June 30, 2020. Excluding amortization of intangible assets and losses on debt extinguishment, adjusted operating noninterest expense(+) for the six months ended June 30, 2021 increased $2.4 million or 1.3% compared to the six months ended June 30, 2020. This increase was primarily driven by an increase of $3.4 million in salaries and benefits, primarily due to increases in performance based variable incentive compensation and increased contract labor costs, an increase of $1.5 million in technology and data processing expenses, and an increase of $3.1 million in professional services costs due to an increase in legal and audit fees and costs related to strategic projects. These increases were partially offset by a decrease in other operating expenses primarily driven by a decrease in FDIC assessment premiums of $1.1 million, a decrease in loan-related expenses of $1.4 million, primarily driven by lower third-party lending costs, and a decrease of $2.1 million in OREO and credit-related expenses, primarily driven by a $1.5 million gain on the sale of closed branches.

Noninterest expense for the six months ended June 30, 2021 included $1.1 million in real-estate related branch closure costs, compared to $1.7 million during the first half of 2020. Noninterest expense for the six months ended June 30, 2020 also included approximately $1.8 million in severance expenses related to the Company’s expense reduction plans.

Noninterest expense for the six months ended June 30, 2021 included approximately $500,000 in costs related to the Company’s response to the COVID-19 pandemic, compared to $996,000 during the first half of 2020, and approximately $750,000 in expenses associated with PPP loan forgiveness processing and PPP Round Two loan set-up costs.

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

The effective tax rate for the three months ended June 30, 2021 and 2020 was 18.3% and 15.2%, respectively. The effective tax rate for the six months ended June 30, 2021 and 2020 was 17.7% and 14.7%, respectively. The increase in the effective tax rates is primarily due to the lower proportion of tax-exempt income to pre-tax income in the 2021 periods.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

Assets

At June 30, 2021, total assets were $20.0 billion, an increase of $360.9 million or approximately 3.7% (annualized) from $19.6 billion at December 31, 2020. The increase in assets was primarily driven by an increase in cash and cash equivalents, as well as net growth in investment securities portfolio, partially offset by a decrease in loans due to PPP loan forgiveness.

Loans held for investment (net of deferred fees and costs) were $13.7 billion, including $859.4 million in PPP loans, at June 30, 2021, a decrease of $323.4 million or 4.7% (annualized) from December 31, 2020.  Excluding the effects of the PPP, loans held for investment (net of deferred fees and costs) decreased $3.2 million or 0.1% (annualized) during this period. For the quarter ended June 30, 2021, quarterly average loans increased $14.2 million or 0.1%, compared to the quarter ended June 30, 2020. Excluding the effects of the PPP, quarterly average loans for the quarter ended June 30, 2021 increased $100.5 million or 0.8% from the quarter ended June 30, 2020. Refer to "Loan Portfolio" within Item 2 and Note 3 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 for additional information on the Company’s loan activity. Refer to "Non-GAAP Financial Measures" within Item 2 for additional information on PPP adjusted impacts, including a reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.

Liabilities and Stockholders’ Equity

At June 30, 2021, total liabilities were $17.2 billion, an increase of $321.8 million from $16.9 billion at December 31, 2020.

Total deposits were $16.7 billion at June 30, 2021, an increase of $936.5 million or approximately 12.0% (annualized) from December 31, 2020. For the quarter ended June 30, 2021, quarterly average deposits increased $1.5 billion or 10.3% compared to the quarter ended June 30, 2020 primarily due to the impacts of government stimulus and further impacts customer spending behavior. Refer to “Deposits” within this Item 2 for further discussion on this topic.

Total short-term and long-term borrowings decreased from $840.7 million at December 31, 2020 to $380.1 million at June 30, 2021. The Company prepaid a $200.0 million long-term FHLB advance during the first quarter of 2021. At June 30, 2021, the Company no longer has any federal funds purchased or short-term advances with the FHLB as compared to $150.0 million and $100.0 million at December 31, 2020, respectively. Refer to Note 6 “Borrowings” in Part I of Item I for further discussion on this topic.

At June 30, 2021, stockholders’ equity was $2.7 billion, an increase of $39.1 million from December 31, 2020. Refer to “Capital Resources” within this Item 2, as well as Note 9 "Stockholders’ Equity" in Part I, Item 1 for additional information on the Company’s capital ratios.

For information related to the Company’s stock repurchase activity and the Repurchase Program, please refer to Note 9 “Stockholders’ Equity” in Part I, Item 1 and Part II, Item 2 of this Quarterly Report.

The Company declared and paid a cash dividend of $0.28 per common share during the second quarter of 2021, an increase of $0.03 per share, or approximately 12.0%, compared to the second quarter of 2020. Dividends for the six months ended June 30, 2021 were $0.53, an increase of $0.03 per common share, or 6.0% compared to the six months ended June 30, 2020. During the second quarter of 2021, the Board also declared and paid a quarterly dividend on the outstanding shares of Series A Preferred Stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share). Dividends paid on the outstanding shares of Series A Preferred Stock for the six months ended June 30, 2021 were $343.76 per share (equivalent to $0.86 per outstanding depositary share).

Securities

At June 30, 2021, the Company had total investments in the amount of $3.5 billion, or 17.5% of total assets, as compared to $3.2 billion, or 16.2% of total assets, at December 31, 2020. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are agency-backed securities, which have a government guarantee. The investment portfolio has a high percentage of municipal securities; therefore, the Company earns a higher taxable equivalent yield on its portfolio as compared to many of its peers. For information regarding the hedge transaction related to available for sale securities, see Note 8 "Derivatives" in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the dates indicated (dollars in thousands):

	June 30,	December 31,
	2021	2020
Available for Sale:
U.S. government and agency securities	$76,609	$13,394
Obligations of states and political subdivisions	942,471	837,326
Corporate and other bonds	152,885	151,078
Mortgage-backed securities
Commercial	420,847	388,684
Residential	1,278,961	1,148,312
Total mortgage-back securities	1,699,808	1,536,996
Other securities	1,632	1,625
Total AFS securities, at fair value	2,873,405	2,540,419
Held to Maturity:
U.S. government and agency securities	2,657	2,751
Obligations of states and political subdivisions	533,733	536,767
Mortgage-backed securities
Commercial	5,049	5,333
Residential	—	—
Total mortgage-back securities	5,049	5,333
Total held to maturity securities, at carrying value	541,439	544,851
Restricted Stock:
Federal Reserve Bank stock	67,032	67,032
FHLB stock	9,793	27,750
Total restricted stock, at cost	76,825	94,782
Total investments	$3,491,669	$3,180,052

The following table summarizes the contractual maturity of AFS securities at fair value and their weighted average yields as of June 30, 2021 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Amortized cost	$—	$—	$75,554	$—	$75,554
Fair value	—	—	76,609	—	76,609
Weighted average yield (1)	—%	—%	1.50%	—%	1.50%

Obligations of states and political subdivisions:
Amortized cost	$1,207	$17,385	$43,348	$837,177	$899,117
Fair value	1,229	18,140	45,623	877,479	942,471
Weighted average yield (1)	4.85%	2.93%	2.66%	2.84%	2.83%

Corporate bonds and other securities:
Amortized cost	$1,632	$17,381	$105,074	$26,319	$150,406
Fair value	1,632	17,765	108,587	26,533	154,517
Weighted average yield (1)	0.47%	4.31%	4.18%	1.81%	3.74%

Mortgage backed securities:
Commercial
Amortized cost	$13,695	$133,126	$24,118	$239,589	$410,528
Fair value	13,825	137,968	24,805	244,249	420,847
Weighted average yield (1)	2.25%	3.18%	2.44%	2.42%	2.66%
Residential
Amortized cost	$52	$12,430	$58,335	$1,192,280	$1,263,097
Fair value	52	12,556	60,701	1,205,652	1,278,961
Weighted average yield (1)	2.67%	2.52%	2.92%	1.86%	1.91%
Total mortgage-backed securities
Amortized cost	$13,747	$145,556	$82,453	$1,431,869	$1,673,625
Fair value	13,877	150,524	85,506	1,449,901	1,699,808
Weighted average yield (1)	2.25%	3.12%	2.78%	1.95%	2.10%

Total AFS securities:
Amortized cost	$16,586	$180,322	$306,429	$2,295,365	$2,798,702
Fair value	16,738	186,429	316,325	2,353,913	2,873,405
Weighted average yield (1)	2.26%	3.22%	2.93%	2.27%	2.40%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of HTM securities at carrying value and their weighted average yields as of June 30, 2021 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Carrying value	$—	$1,540	$1,117	$—	$2,657
Fair value	—	1,531	1,116	—	2,647
Weighted average yield (1)	—%	4.37%	4.05%	—%	4.24%

Obligations of states and political subdivisions:
Carrying value	$440	$6,919	$555	$525,819	$533,733
Fair value	443	7,180	606	595,595	603,824
Weighted average yield (1)	2.74%	2.47%	3.16%	4.10%	4.07%

Mortgage backed securities:
Commercial
Amortized cost	$—	$—	$—	$5,049	$5,049
Fair value	—	—	—	5,005	5,005
Weighted average yield (1)	—%	—%	—%	4.95%	4.95%
Residential
Amortized cost	$—	$—	$—	$—	$—
Fair value	—	—	—	—	—
Weighted average yield (1)	—%	—%	—%	—%	—%
Total mortgage-backed securities
Amortized cost	$—	$—	$—	$5,049	$5,049
Fair value	—	—	—	5,005	5,005
Weighted average yield (1)	—%	—%	—%	4.95%	4.95%

Total HTM securities:
Carrying value	$440	$8,459	$1,672	$530,868	$541,439
Fair value	443	8,711	1,722	600,600	611,476
Weighted average yield (1)	2.74%	2.82%	3.75%	4.10%	4.08%
(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of June 30, 2021, the Company maintained a diversified municipal bond portfolio with approximately 63% of its holdings in general obligation issues and the majority of the remainder backed by revenue bonds. Issuances within the state of Texas represented 20% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As a result of adverse market conditions including the impacts of COVID-19, the Company has continued to see elevated customer deposit balances. These increased balances are due primarily to the combination of government stimulus programs, and customer expense and savings habits in response to the pandemic. As a result of the increases in customer deposits, the Company has reduced its wholesale borrowings during 2020 and in the first half of 2021.  The Company considers a portion of the increases in customer deposits to be temporary, which it expects will result in outflows in subsequent quarters.

Under the terms of the PPPLF, prior to that program’s expiration, the Company could borrow funds which are secured by the Company’s PPP loans. During 2020, the Company’s borrowings pursuant to the PPPLF fluctuated; however, at its peak, the Company borrowed $200.5 million. As of June 30, 2021, the Company had no outstanding advances under the PPPLF. The Company’s available borrowing capacity under the PPPLF as of June 30, 2021 was $883.8 million. The PPPLF expired on July 30, 2021, following an extension by the Federal Reserve from the previously scheduled expiration date of June 30, 2021.

In response to the low market interest rate environment, in February 2021 the Company prepaid a $200.0 million long-term FHLB advance, which resulted in a pre-tax prepayment penalty of $14.7 million.

As of June 30, 2021, liquid assets totaled $6.6 billion or 33.2% of total assets, and liquid earning assets totaled $6.4 billion or 35.8% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of June 30, 2021, approximately $5.4 billion or 39.1% of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $384.1 million or 11.0% of total securities are scheduled to mature within one year.

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

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $13.7 billion at June 30, 2021, $14.0 billion at December 31, 2020, and $14.3 billion at June 30, 2020. Commercial & industrial loans and commercial real estate-non-owner occupied loans represented the Company’s largest categories at June 30, 2021. Commercial and industrial loans included approximately $842.0 million in loans from the PPP loan program as of June 30, 2021.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of and for the quarters ended (dollars in thousands):

	June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020
Commercial loans:
Construction and Land Development	$838,722	6.1%	$884,303	6.2%	$925,798	6.6%	$1,207,190	8.4%	$1,247,939	8.7%
Commercial Real Estate - Owner Occupied	2,069,658	15.1%	2,083,155	14.6%	2,128,909	15.2%	2,107,333	14.7%	2,067,087	14.4%
Commercial Real Estate - Non-Owner Occupied	3,712,607	27.1%	3,671,471	25.7%	3,657,562	26.1%	3,497,929	24.3%	3,455,125	24.1%
Multifamily Real Estate	860,081	6.3%	842,906	5.9%	814,745	5.8%	731,582	5.1%	717,719	5.0%
Commercial & Industrial	2,990,622	21.8%	3,599,884	25.2%	3,263,460	23.3%	3,536,249	24.6%	3,555,971	24.9%
Residential 1-4 Family - Commercial	637,485	4.7%	658,051	4.6%	671,949	4.8%	696,944	4.8%	715,384	5.0%
Other Commercial	600,276	4.4%	529,748	3.7%	489,975	3.5%	494,084	3.4%	389,190	2.7%
Total Commercial Loans	$11,709,451	85.5%	$12,269,518	85.9%	$11,952,398	85.3%	$12,271,311	85.3%	$12,148,415	84.8%
Consumer loans:
Residential 1-4 Family - Consumer	$823,355	6.0%	$816,916	5.7%	$822,866	5.8%	$830,144	5.8%	$841,051	5.9%
Residential 1-4 Family - Revolving	559,014	4.1%	563,786	4.0%	596,996	4.2%	618,320	4.3%	627,765	4.4%
Auto	411,073	3.0%	406,349	2.9%	401,324	2.9%	387,417	2.7%	380,053	2.7%
Consumer	195,036	1.4%	215,711	1.5%	247,730	1.8%	276,023	1.9%	311,362	2.2%
Total Consumer Loans	$1,988,478	14.5%	$2,002,762	14.1%	$2,068,916	14.7%	$2,111,904	14.7%	$2,160,231	15.2%
Total loans held for investment	$13,697,929	100.0%	$14,272,280	100.0%	$14,021,314	100.0%	$14,383,215	100.0%	$14,308,646	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of June 30, 2021 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total	Less than 1			More than 5			More than 5
	Maturities	year	Total	1-5 years	years	Total	1-5 years	years
Construction and Land Development	$838,722	$357,132	$321,456	$258,760	$62,696	$160,134	$97,123	$63,011
Commercial Real Estate - Owner Occupied	2,069,658	180,568	656,442	121,468	534,974	1,232,648	548,815	683,833
Commercial Real Estate - Non-Owner Occupied	3,712,607	426,384	1,829,681	717,507	1,112,174	1,456,542	1,091,121	365,421
Multifamily Real Estate	860,081	151,567	492,726	141,474	351,252	215,788	151,187	64,601
Commercial & Industrial	2,990,622	701,955	1,093,747	917,927	175,820	1,194,920	886,249	308,671
Residential 1-4 Family - Commercial	637,485	94,053	138,874	28,504	110,370	404,558	309,393	95,165
Residential 1-4 Family - Consumer	823,355	2,255	255,289	2,088	253,201	565,811	11,876	553,935
Residential 1-4 Family - Revolving	559,014	38,116	505,213	44,658	460,555	15,685	1,207	14,478
Auto	411,073	3,102	—	—	—	407,971	175,155	232,816
Consumer	195,036	13,664	26,634	23,397	3,237	154,738	59,958	94,780
Other Commercial	600,276	55,949	84,415	9,695	74,720	459,912	198,881	261,031
Total loans held for investment	$13,697,929	$2,024,745	$5,404,477	$2,265,478	$3,138,999	$6,268,707	$3,530,965	$2,737,742

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. As reflected in the loan table, at June 30, 2021, the largest components of the Company’s loan portfolio consisted of commercial real estate, commercial & industrial, and multifamily real estate loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Total modifications related to the COVID-19 pandemic are immaterial to the Company as a whole at June 30, 2021.

Asset Quality

Overview

At June 30, 2021, the Company experienced decreases in NPAs compared to December 31, 2020. Accruing past due loan levels as a percentage of total loans held for investment at June 30, 2021 were down from total past due loan levels at December 31, 2020 and June 30, 2020.

Net charge-offs decreased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Total net charge-offs as a percentage of total average loans on an annualized basis also decreased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The allowance for credit losses decreased from December 31, 2020 due to lower expected losses than previously estimated as a result of benign credit quality metrics to date and an improved economic outlook due to the roll-out of COVID-19 vaccines and the impact of government stimulus inclusive of PPP loan funding.

The Company believes its continued proactive efforts to effectively manage its loan portfolio, combined with the unprecedented government stimulus and programs and regulatory support, have contributed to the sustained historically low levels of NPAs. The Company’s efforts included identifying potential problem credits through early identification and diligent monitoring of specific problem credits where the uncertainty has been realized, or conversely, has been reduced or eliminated. The Company continues to refrain from originating or purchasing loans from foreign entities. The Company selectively originates loans to higher risk borrowers. The Company’s loan portfolio generally does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans or mortgage loans with initial teaser rates, which are all considered higher risk instruments.

As discussed under “Executive Overview” within this Item 2, COVID-19 has had a wide range of economic impacts, including impacts in the Company’s area of operations and on the Company’s clients and borrowers. The Company has not yet experienced material deterioration in asset quality as compared to asset quality before COVID-19. The Company’s asset quality may in the future be adversely impacted to some degree due to the effects of COVID-19 (including the emergence of new COVID-19 variants), although at this time it is impossible for the Company to estimate either the timing or the magnitude of any such adverse changes in asset quality. The Company continues to monitor asset quality trends and economic and market conditions for indications that COVID-19 may have more significant impacts on the Company’s asset quality than experienced to date. As of June 30, 2021, the Company’s management believes that the ultimate impact of COVID-19 on the Company’s asset quality will be less severe than initially projected at the start of the pandemic.

Nonperforming Assets

At June 30, 2021, NPAs totaled $38.1 million, a decrease of $7.1 million from December 31, 2020. NPAs as a percentage of total outstanding loans at June 30, 2021 were 0.28%, a decrease of 4 basis points from 0.32% at December 31, 2020.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
Nonaccrual loans	$36,399	$41,866	$42,448	$39,023	$39,624
Foreclosed properties	1,696	2,344	2,773	4,159	4,397
Total NPAs	38,095	44,210	45,221	43,182	44,021
Loans past due 90 days and accruing interest	8,746	9,776	13,634	15,661	19,255
Total NPAs and loans past due 90 days and accruing interest	$46,841	$53,986	$58,855	$58,843	$63,276

Performing TDRs	$13,053	$13,670	$13,961	$14,515	$15,303

Balances
Allowance for loan and lease losses	$118,261	$142,911	$160,540	$174,122	$169,977
Average loans, net of deferred fees and costs	13,971,939	14,064,123	13,777,467	14,358,666	13,957,711
Loans, net of deferred fees and costs	13,697,929	14,272,280	14,021,314	14,383,215	14,308,646

Ratios
Nonaccrual loans to total loans	0.27%	0.29%	0.30%	0.27%	0.28%
NPAs to total loans	0.28%	0.31%	0.32%	0.30%	0.31%
NPAs to total adjusted loans(1)	0.30%	0.35%	0.35%	0.34%	0.35%
NPAs & loans 90 days past due to total loans	0.34%	0.38%	0.42%	0.41%	0.44%
NPAs to total loans & foreclosed property	0.28%	0.31%	0.32%	0.30%	0.31%
NPAs & loans 90 days past due to total loans & foreclosed property	0.34%	0.38%	0.42%	0.41%	0.44%
ALLL to nonaccrual loans	324.90%	341.35%	378.20%	446.20%	428.97%
ALLL to nonaccrual loans & loans 90 days past due	261.96%	276.73%	286.26%	318.41%	288.69%

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

The following table shows the activity in nonaccrual loans for the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
Beginning Balance	$41,866	$42,448	$39,023	$39,624	$44,022
Additions	4,162	3,821	8,211	2,790	3,206
Net customer payments	(9,307)	(4,133)	(4,640)	(2,803)	(6,524)
Charge-offs	(183)	(270)	(146)	(588)	(1,088)
Loans returning to accruing status	(153)	—	—	—	8
Transfers to foreclosed property	14	—	—	—	—
Ending Balance	$36,399	$41,866	$42,448	$39,023	$39,624

The following table presents the composition of nonaccrual loans at the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
Construction and Land Development	$2,685	$2,637	$3,072	$3,520	$3,977
Commercial Real Estate - Owner Occupied	6,969	7,016	7,128	9,267	8,924
Commercial Real Estate - Non-owner Occupied	3,026	1,958	2,317	1,992	1,877
Multifamily Real Estate	113	—	33	33	33
Commercial & Industrial	1,908	2,023	2,107	1,592	2,708
Residential 1-4 Family - Commercial	4,200	9,190	9,993	5,743	5,784
Residential 1-4 Family - Consumer	13,489	14,770	12,600	12,620	12,029
Residential 1-4 Family - Revolving	3,726	3,853	4,629	3,664	3,626
Auto	179	303	500	517	584
Consumer	104	116	69	75	81
Other Commercial	—	—	—	—	1
Total	$36,399	$41,866	$42,448	$39,023	$39,624

NPAs at June 30, 2021 also includes $1.7 million in foreclosed property, a decrease of $1.1 million or 38.8% from December 31, 2020. The following table shows the activity in foreclosed property for the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
Beginning Balance	$2,344	$2,773	$4,159	$4,397	$4,444
Additions of foreclosed property	14	—	—	—	—
Valuation adjustments	—	—	(35)	—	—
Proceeds from sales	(572)	(419)	(1,357)	(254)	(55)
Gains (losses) from sales	(90)	(10)	6	16	8
Ending Balance	$1,696	$2,344	$2,773	$4,159	$4,397

The following table presents the composition of the foreclosed property portfolio at the quarter ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
Land	$728	$1,227	$1,227	$1,238	$1,245
Land Development	894	894	1,323	1,965	1,965
Residential Real Estate	74	60	60	793	793
Commercial Real Estate	—	163	163	163	394
Total	$1,696	$2,344	$2,773	$4,159	$4,397

Past Due Loans

At June 30, 2021, total accruing past due loans were $25.1 million or 0.18% of total loans held for investment, compared to $49.8 million or 0.36% of total loans held for investment at December 31, 2020, and $40.5 million or 0.28% of total loans held for investment at June 30, 2020. Excluding the impact of the PPP loans(+), past due loans still accruing interest were 0.20% of total adjusted loans held for investment at June 30, 2021, compared to 0.39% of total adjusted loans held for investment at December 31, 2020, and 0.32% of total adjusted loans held for investment at June 30, 2020. Of the total past due loans still accruing interest $8.7 million or 0.06% of total loans held for investment were past due 90 days or more at June 30, 2021, compared to $13.6 million or 0.10% of total loans held for investment at December 31, 2020 and $19.3 million or 0.13% of total loans held for investment at June 30, 2020.

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

The total recorded investment in TDRs at June 30, 2021 was $19.3 million, a decrease of $1.3 million or 6.5% from $20.6 million at December 31, 2020. Of the $19.3 million of TDRs at June 30, 2021, $13.1 million or 67.7% were considered performing, while the remaining $6.2 million were considered nonperforming. Of the $20.6 million of TDRs at December 31, 2020, $14.0 million or 68.0% were considered performing while the remaining $6.6 million were considered nonperforming. Loans are removed from TDR status in accordance with the established policy described in Note 1 “Summary of Significant Accounting Policies” in the Company’s 2020 Form 10-K.

Net Charge-offs

For the quarter ended June 30, 2021, net charge-offs were $69,000 or less than 0.01% of total average loans on an annualized basis, compared to $3.3 million or 0.09% for the same quarter last year. Excluding the impact of the PPP loans(+), net charge-offs were less than 0.01% of total adjusted average loans on an annualized basis at June 30, 2021, compared to 0.10% of total adjusted average loans on an annualized basis at June 30, 2020. For the six months ended June 30, 2021, net charge-offs were $1.2 million or 0.02% of total average loans on an annualized basis, compared to $8.3 million or 0.13% for the same period last year. Excluding the impact of the PPP loans(+), net charge-offs were 0.02% of total adjusted average loans on an annualized basis for the six months ended June 30, 2021, compared to 0.14% of total adjusted average loans on an annualized basis for the six months ended June 30, 2020.

Provision for Credit Losses

The Company recorded a negative provision for credit losses of $27.4 million for the quarter ended June 30, 2021, a decrease of $61.6 million compared to the provision for credit losses of $34.2 million recorded during the same quarter of 2020. For the six months ended June 30, 2021, the Company recorded a negative $41.0 million provision for credit losses, a decrease of $135.4 million compared to the provision for credit losses of $94.4 million recorded during the same period last year. The provision for credit losses for the second quarter of 2021 reflected a negative provision of $24.6 million in provision for loan losses and negative $2.8 million in provision for unfunded commitments. The decrease in the provision for credit losses as compared to the same quarter in 2020 was driven by the benign credit impacts since the pandemic began, the significant recovery in the economy since last year, as well as the improvement in the economic forecast utilized in estimating the ACL as of June 30, 2021.

Allowance for Credit Losses

At June 30, 2021, the ACL was $128.3 million and included an ALLL of $118.3 million and an RUC of $10.0 million. The ACL decreased $42.3 million from December 31, 2020, primarily due to lower expected losses than previously estimated as a result of benign credit quality metrics to date and an improved economic outlook due to the roll-out of COVID-19 vaccines, as well as additional government stimulus inclusive of more PPP funding.

The ACL as a percentage of the total loan portfolio was 0.94% at June 30, 2021 and 1.22% at December 31, 2020. The ACL as a percentage of total adjusted loans(+) decreased 33 bps from December 31, 2020 to 1.00% at June 30, 2021.

The ALLL decreased $42.3 million from December 31, 2020. The ALLL as a percentage of the total loan portfolio was 0.86% at June 30, 2021 and 1.14% at December 31, 2020. When excluding PPP loans(+), which are 100% guaranteed by the SBA, the ALLL as a percentage of total adjusted loans decreased 33 bps to 0.92% from December 31, 2020. The ratio of the ALLL to nonaccrual loans was 324.9% at June 30, 2021 and 378.2% at December 31, 2020.

The RUC at June 30, 2021 remained consistent with December 31, 2020 at $10.0 million, primarily due to the improved economic outlook and less uncertainty related to COVID-19.

The following table summarizes activity in the ALLL during the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
ALLL Balance, beginning of period	$142,911	$160,540	$174,122	$169,977	$141,043
Less: Loans charged-off:
Commercial	891	1,974	1,118	995	1,590
Consumer	1,054	1,667	2,268	1,983	3,087
Total loans charged-off	1,945	3,641	3,386	2,978	4,677
Add: Recoveries:
Commercial	1,042	1,606	937	718	708
Consumer	834	863	680	848	703
Total recoveries	1,876	2,469	1,617	1,566	1,411
Net charge-offs	69	1,172	1,769	1,412	3,266
Add: Provision for loan losses	(24,581)	(16,457)	(11,813)	5,557	32,200
ALLL Balance, end of period	$118,261	$142,911	$160,540	$174,122	$169,977

Total RUC	$10,000	$12,833	$10,000	$12,000	$11,000
Total ACL	$128,261	$155,744	$170,540	$186,122	$180,977

ALLL to loans	0.86%	1.00%	1.14%	1.21%	1.19%
ALLL to adjusted loans(1)	0.92%	1.12%	1.25%	1.36%	1.34%
ACL to loans	0.94%	1.09%	1.22%	1.29%	1.26%
ACL to adjusted loans(1)	1.00%	1.22%	1.33%	1.46%	1.42%
Net charge-offs to average loans	0.00%	0.03%	0.05%	0.04%	0.09%
Net charge-offs to adjusted average loans(1)	0.00%	0.04%	0.06%	0.04%	0.10%
Provision for loan losses to average loans	(0.71)%	(0.47)%	(0.33)%	0.15%	0.93%
Provision for loan losses to adjusted average loans(1)	(0.77)%	(0.52)%	(0.37)%	0.17%	1.02%

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

The following table shows the ALLL by loan segment and the percentage of the loan portfolio that the related ALLL covers as of the quarters ended (dollars in thousands):

	June 30,		March 31,		December 31,		September 30,		June 30,
	2021		2021		2020		2020		2020
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$89,837	85.5%	$106,432	85.9%	$117,403	85.3%	$126,655	85.3%	$111,954	84.8%
Consumer	28,424	14.5%	36,479	14.1%	43,137	14.7%	47,467	14.7%	58,023	15.2%
Total	$118,261	100.0%	$142,911	100.0%	$160,540	100.0%	$174,122	100.0%	$169,977	100.0%
(1)	Represents the loan balance divided by total loans held for investment.

Deposits

As of June 30, 2021, total deposits were $16.7 billion, an increase of $936.5 million, or 12.0% annualized, from December 31, 2020. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $2.2 billion accounted for 19.0% of total interest-bearing deposits at June 30, 2021.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	June 30, 2021		December 31, 2020
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Non-interest bearing	$5,222,572	31.3%	$4,368,703	27.8%
NOW accounts	3,777,540	22.7%	3,621,181	23.0%
Money market accounts	4,450,724	26.7%	4,248,335	27.0%
Savings accounts	1,032,171	6.2%	904,095	5.8%
Time deposits of $100,000 and over(1)	1,256,177	7.6%	1,532,082	9.7%
Other time deposits	920,035	5.5%	1,048,369	6.7%
Total Deposits	$16,659,219	100.0%	$15,722,765	100.0%

(1) Includes time deposits of $250,000 and over of $566.2 million and $654.2 million as of June 30, 2021 and December 31, 2020, respectively.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of June 30, 2021 and December 31, 2020, there were $0 and $145.9 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets. The reduced usage of purchased certificates of deposit in 2021 is due to the increase in customer deposits.

Maturities of time deposits of $100,000 or more as of June 30, 2021 were as follows (dollars in thousands):

Amount
Within 3 Months	$258,731
3 - 6 Months	275,398
6 - 12 Months	351,809
Over 12 Months	370,239
Total	$1,256,177

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

For information about the Company’s stock repurchase activity and the Repurchase Program, please refer to Note 9 “Stockholders’ Equity” in Part I, Item 1 and Part II, Item 2 of this Quarterly Report. The actual means and timing of any shares of the Company’s common stock purchased under the Repurchase Program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, the Company’s working capital and investment requirements, and applicable legal and regulatory requirements. The Repurchase Program does not obligate the Company to purchase any particular number of shares and may be modified, discontinued, or suspended at any time without prior notice. The Company anticipates funding for the Repurchase Program to come from available sources of liquidity, including cash on hand and future cash flows.

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

The table summarizes the Company’s capital and related ratios for the periods presented (3) (dollars in thousands):

	June 30,	December 31,	June 30,
	2021	2020	2020
Common equity Tier 1 capital	$ 1,574,570	$ 1,512,507	$ 1,422,004
Tier 1 capital	1,740,926	1,678,863	1,588,367
Tier 2 capital	354,132	384,494	399,260
Total risk-based capital	2,095,059	2,063,356	1,987,627
Risk-weighted assets	14,913,244	14,739,253	14,397,049
Capital ratios:
Common equity Tier 1 capital ratio	10.56%	10.26%	9.88%
Tier 1 capital ratio	11.67%	11.39%	11.03%
Total capital ratio	14.05%	14.00%	13.81%
Leverage ratio (Tier 1 capital to average assets)	9.20%	8.95%	8.82%
Capital conservation buffer ratio (1)	5.67%	5.39%	5.03%
Common equity to total assets	12.91%	12.95%	12.41%
Tangible common equity to tangible assets (2)	8.40%	8.31%	7.74%

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

(3) All ratios and amounts at June 30, 2021 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed

NON-GAAP FINANCIAL MEASURES

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest Income (FTE)
Interest and dividend income (GAAP)	$150,852	$162,867	$298,525	$334,193
FTE adjustment	3,144	2,805	6,197	5,562
Interest and dividend income FTE (non-GAAP)	$153,996	$165,672	$304,722	$339,755
Average earning assets	$17,868,938	$17,106,132	$17,781,005	$16,334,901
Yield on interest-earning assets (GAAP)	3.39%	3.83%	3.39%	4.11%
Yield on interest-earning assets (FTE) (non-GAAP)	3.46%	3.90%	3.46%	4.18%
Net Interest Income (FTE)
Net interest income (GAAP)	$140,548	$137,305	$275,446	$272,313
FTE adjustment	3,144	2,805	6,197	5,562
Net interest income FTE (non-GAAP)	$143,692	$140,110	$281,643	$277,875
Noninterest income (GAAP)	28,466	35,932	59,451	64,838
Total revenue (FTE) (non-GAAP)	$172,158	$176,042	$341,094	$342,713
Average earning assets	$17,868,938	$17,106,132	$17,781,005	$16,334,901
Net interest margin (GAAP)	3.15%	3.23%	3.12%	3.35%
Net interest margin (FTE) (non-GAAP)	3.23%	3.29%	3.19%	3.42%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	June 30,	December 31,	June 30,
	2021	2020	2020
Tangible Assets
Ending Assets (GAAP)	$19,989,356	$19,628,449	$19,752,317
Less: Ending goodwill	935,560	935,560	935,560
Less: Ending amortizable intangibles	49,917	57,185	65,105
Ending tangible assets (non-GAAP)	$19,003,879	$18,635,704	$18,751,652
Tangible Common Equity
Ending Equity (GAAP)	$2,747,597	$2,708,490	$2,618,226
Less: Ending goodwill	935,560	935,560	935,560
Less: Ending amortizable intangibles	49,917	57,185	65,105
Less: Perpetual preferred stock	166,357	166,357	166,364
Ending tangible common equity (non-GAAP)	$1,595,763	$1,549,388	$1,451,197
Average equity (GAAP)	$2,747,864	$2,679,170	$2,489,969
Less: Average goodwill	935,560	935,560	935,560
Less: Average amortizable intangibles	51,637	59,031	67,136
Less: Average perpetual preferred stock	166,356	166,356	40,325
Average tangible common equity (non-GAAP)	$1,594,311	$1,518,223	$1,446,948
Tangible common equity to tangible assets (non-GAAP)	8.40%	8.31%	7.74%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Adjusted Operating Earnings & EPS
Net income (GAAP)	$85,384	$30,709	$141,573	$37,798
Plus: Net loss related to balance sheet repositioning, net of tax	—	8,141	11,609	9,539
Less: Gain on sale of securities, net of tax	—	8,168	62	9,697
Adjusted operating earnings (non-GAAP)	$85,384	$30,682	$153,120	$37,640
Less: Dividends on preferred stock	2,967	—	5,934	—
Adjusted operating earnings available to common shareholders (non-GAAP)	$82,417	$30,682	$147,186	$37,640

Weighted average common shares outstanding, diluted	78,843,724	78,722,690	78,863,859	79,020,036
Earnings per common share, diluted (GAAP)	$1.05	$0.39	$1.72	$0.48
Adjusted operating earnings per common share, diluted (non-GAAP)	$1.05	$0.39	$1.87	$0.48

Average assets (GAAP)	$19,922,978	$19,157,238	$19,805,569	$18,358,579
ROA (GAAP)	1.72%	0.64%	1.44%	0.41%
Adjusted operating ROA (non-GAAP)	1.72%	0.64%	1.56%	0.41%

Average common equity (GAAP)	$2,747,864	$2,489,969	$2,733,980	$2,487,807
ROE (GAAP)	12.46%	4.96%	10.44%	3.06%
Adjusted operating ROE (non-GAAP)	12.46%	4.96%	11.29%	3.04%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Adjusted Operating Noninterest Expense, Noninterest Income & Efficiency Ratio
Noninterest expense (GAAP)	$91,971	$102,814	$203,908	$198,459
Less: Amortization of intangible assets	3,568	4,223	7,298	8,624
Less: Losses related to balance sheet repositioning	—	10,306	14,695	10,306
Adjusted operating noninterest expense (non-GAAP)	$88,403	$88,285	$181,915	$179,529
Noninterest income (GAAP)	$28,466	$35,932	$59,451	$64,838
Less: Losses related to balance sheet repositioning	—	—	—	(1,769)
Less: Gains on sale of securities	—	10,339	78	12,275
Adjusted operating noninterest income (non-GAAP)	$28,466	$25,593	$59,373	$54,332
Net interest income (FTE) (non-GAAP)	$143,692	$140,110	$281,643	$277,875
Adjusted operating noninterest income (non-GAAP)	28,466	25,593	59,373	54,332
Total adjusted revenue (FTE)(non-GAAP)	$172,158	$165,703	$341,016	$332,207
Efficiency ratio (GAAP)	54.42%	59.35%	60.89%	58.86%
Adjusted operating efficiency ratio (FTE) (non-GAAP)	51.35%	53.28%	53.34%	54.04%

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

PPP adjustment impact excludes the SBA guaranteed PPP loans funded during the first six months of 2021. The Company believes loans held for investment (net of deferred fees and costs), excluding PPP is useful to investors as it provides more clarity on the Company’s organic growth. The Company also believes that the related non-GAAP financial measures of past due loans still accruing interest as a percentage of total loans held for investment (net of deferred fees and costs), provision for credit losses as a percentage of average loans held for investment, and net charge-offs as a percentage of average loans held for investment (net of deferred fees and costs), in each case excluding impacts from the PPP, are useful to investors as loans originated under the PPP carry an SBA guarantee. The Company believes that the ALLL and the ACL, each as a percentage of loans held for investment (net of deferred fees and costs), and each excluding impacts from the PPP, are useful to investors because of the size of the Company’s PPP loan originations and the impact of the embedded credit enhancement provided by the SBA guarantee.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Pre-tax pre-provision adjusted operating earnings
Net Income (GAAP)	$85,384	$30,709	$141,573	$37,798
Plus: Provision for credit losses	(27,414)	34,200	(41,037)	94,396
Plus: Income tax expenses	19,073	5,514	30,453	6,498
Plus: Net loss related to balance sheet repositioning	—	10,306	14,695	12,075
Less: Gain on sale of securities	—	10,339	78	12,275
Pre-tax pre-provision adjusted operating earnings (non-GAAP)	$77,043	$70,390	$145,606	$138,492
Less: Dividends on preferred stock	2,967	—	5,934	—
Pre-tax pre-provision operating earnings available to common shareholders (non-GAAP)	$74,076	$70,390	$139,672	$138,492
Weighted average common shares outstanding, diluted	78,843,724	78,722,690	78,863,859	79,020,036
Pre-tax pre-provision operating earnings per share available to common shareholders, diluted (non-GAAP)	$0.94	$0.89	$1.77	$1.75

	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2020	2020	2020	2020	2021	2020
Adjusted Loans
Loans held for investment (net of deferred fees and costs)(GAAP)	$13,697,929	$14,272,280	$14,021,314	$14,383,215	$14,308,646	$13,697,929	$14,308,646
Less: PPP adjustments (net of deferred fees and costs)	859,386	1,512,714	1,179,522	1,600,577	1,598,718	859,386	1,598,718
Total adjusted loans (non-GAAP)	$12,838,543	$12,759,566	$12,841,792	$12,782,638	$12,709,928	$12,838,543	$12,709,928

Average loans held for investment (net of deferred fees and costs) (GAAP)	$13,971,939	$14,064,123	$14,188,661	$14,358,666	$13,957,711	$14,017,777	$13,275,817
Less: Average PPP adjustments (net of deferred fees and costs)	1,187,641	1,309,326	1,445,602	1,638,204	1,273,883	1,248,147	1,273,883
Total adjusted average loans (non-GAAP)	$12,784,298	$12,754,797	$12,743,059	$12,720,462	$12,683,828	$12,769,630	$12,001,934
Asset Quality
Provision for loan losses	$(24,581)	$(16,457)	$(11,813)	$5,557	$32,200	$(41,038)	$88,456
Net charge-offs	$69	$1,172	$1,769	$1,412	$3,266	$1,241	$8,257
Allowance for loan and lease losses	$118,261	$142,911	$160,540	$174,122	$169,977	$118,261	$169,977
Allowance for credit losses	$128,261	$155,744	$170,540	$186,122	$180,977	$128,261	$180,977
Total NPAs	$38,095	$44,210	$45,221	$43,182	$44,021	$38,095	$44,021
Loans past due ≥ 90 days and still accruing	$8,746	$9,776	$13,634	$15,661	$19,255	$8,746	$19,255

ALLL/total outstanding loans	0.86%	1.00%	1.14%	1.21%	1.19%	0.86%	1.19%
ALLL/total adjusted loans	0.92%	1.12%	1.25%	1.36%	1.34%	0.92%	1.34%
ACL/total outstanding loans	0.94%	1.09%	1.22%	1.29%	1.26%	0.94%	1.26%
ACL/total adjusted loans	1.00%	1.22%	1.33%	1.46%	1.42%	1.00%	1.42%
NPAs/total outstanding loans	0.28%	0.31%	0.32%	0.30%	0.31%	0.28%	0.31%
NPAs/total adjusted loans	0.30%	0.35%	0.35%	0.34%	0.35%	0.30%	0.35%
Past due loans still accruing interest/total outstanding loans	0.18%	0.25%	0.36%	0.35%	0.28%	0.18%	0.28%
Past due loans still accruing interest/total adjusted loans	0.20%	0.28%	0.39%	0.40%	0.32%	0.20%	0.32%
Net charge-offs/total average loans	—%	0.03%	0.05%	0.04%	0.09%	0.02%	0.13%
Net charge-offs/total adjusted average loans	—%	0.04%	0.06%	0.04%	0.10%	0.02%	0.14%
Provision for loan losses/total average loans	(0.71)%	(0.47)%	(0.33)%	0.15%	0.93%	(0.59)%	1.34%
Provision for loan losses/total adjusted average loans	(0.77)%	(0.52)%	(0.37)%	0.17%	1.02%	(0.65)%	1.48%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of June 30, 2021 and 2020:

	Change In Net Interest Income
	June 30,
	2021	2020
	%	%
Change in Yield Curve:
+300 basis points	20.74	9.03
+200 basis points	13.82	6.21
+100 basis points	6.81	3.01
Most likely rate scenario	—	—
-100 basis points	(4.58)	(1.16)
-200 basis points	(5.48)	(1.28)

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

From a net interest income perspective, the Company was more asset sensitive as of June 30, 2021, compared to its position as of June 30, 2020. This shift is due to the increase in customer deposits, the changing characteristics of certain loan and deposit products, and other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended June 30, 2021 and 2020:

	Change In Economic Value of Equity
	June 30,
	2021	2020
	%	%
Change in Yield Curve:
+300 basis points	3.06	1.83
+200 basis points	2.77	2.13
+100 basis points	2.03	1.82
Most likely rate scenario	—	—
-100 basis points	(3.84)	(5.34)
-200 basis points	(4.12)	(3.00)

As of June 30, 2021, the Company’s economic value of equity is generally more asset sensitive in a rising interest rate environment compared to June 30, 2020 primarily due to the composition of the Consolidated Balance Sheets that has been impacted by the increase in customer deposits, the changing characteristics of certain loan and deposit products, and other balance sheet strategies.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

Management has taken measures to maintain the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021. There have been no changes that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

During the quarter ended June 30, 2021, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2020 Annual Report.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable.

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other

On July 8, 2019, the Company’s Board of Directors authorized a share repurchase program to purchase up to $150 million worth of the Company’s common stock through June 30, 2021, and subsequently suspended the program on March 20, 2020.

On May 4, 2021, the Company’s Board of Directors authorized a new share repurchase program (or the “Repurchase Program”) to purchase up to $125 million worth of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The Repurchase Program expires on June 30, 2022 and replaced the prior repurchase program that was due to expire on June 30, 2021.

The following information describes the Company’s common stock repurchases for the three months ended June 30, 2021:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
April 1 - April 30, 2021	1,288	38.59	-	19,951,000
May 1 - May 31, 2021	157,366	40.93	156,273	118,601,837
June 1 - June 30, 2021	935,970	38.47	933,896	82,669,293
Total	1,094,624	38.83	1,090,169

(1) For the three months ended June 30, 2021, 4,455 shares were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

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

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended June 30, 2021 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: August 5, 2021	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: August 5, 2021	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)