Form 10-Q
period 2021-09-30
Atlantic Union Bankshares Corp
filed 2021-11-04
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of October 28, 2021 was 75,653,113.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

2020 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2020
Access	–	Access National Corporation and its subsidiaries
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALLL	–	Allowance for loan and lease losses, a component of ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASC 326	–	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 820	–	ASC 820, Fair Value Measurements and Disclosures
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
AUB	–	Atlantic Union Bankshares Corporation
AUBAP	–	Atlantic Union Bankshares Corporation trading symbol
the Bank	–	Atlantic Union Bank (formerly, Union Bank & Trust)
BOLI	–	Bank-owned life insurance
bps	–	Basis points
CAA	–	Consolidated Appropriations Act, 2021
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
the Company	–	Atlantic Union Bankshares Corporation (formerly, Union Bankshares Corporation) and its subsidiaries
COVID-19	–	COVID-19 global pandemic
depositary shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

DHFB	–	Dixon, Hubard, Feinour & Brown, Inc.
EPS	–	Earnings per common share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FCMs	–	Futures Commission Merchants
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Bank or FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FHLMC	–	Federal Home Loan Mortgage Corporation
FNMA	–	Federal National Mortgage Association
FOMC	–	Federal Open Markets Committee
FTE	–	Fully taxable equivalent
GAAP or U.S. GAAP	–	Accounting principles generally accepted in the United States
GNMA	–	Government National Mortgage Association
HTM	–	Held to maturity
ICE Data Services	–	Intercontinental Exchange Data Services
the Joint Guidance	–	The five federal bank regulatory agencies and the Conference of State Bank Supervisors guidance issued on March 22, 2020 (subsequently revised on April 7, 2020)
LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
LIBOR	–	London Interbank Offered Rate

NOW	–	Negotiable order of withdrawal
NPA	–	Nonperforming assets
OCI	–	Other comprehensive income
OREO	–	Other real estate owned
OTC	–	Over-the-counter
PCD	–	Purchased credit deteriorated
PD/LGD	–	Probability of default/loss given default
PPPLF	–	Paycheck Protection Program Liquidity Facility
PPP	–	Paycheck Protection Program
Quarterly Report	–	Quarterly Report on Form 10-Q for the quarter ended September 30, 2021
Repurchase Program	–	The share repurchase program, approved on May 4, 2021 by the Company’s Board of Directors, which authorizes the Company to purchase up to $125 million worth of the Company’s common stock
ROU Asset	–	Right of Use Asset
RUC	–	Reserve for unfunded commitments
RVI	–	Residual value insurance
SBA	–	Small Business Administration
SEC	–	Securities and Exchange Commission
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SSFA	–	Simplified supervisory formula approach
TDR	–	Troubled debt restructuring
Topic 606	–	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
Topic 740	–	ASU 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”
Topic 848	–	ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting”

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$255,648	$172,307
Interest-bearing deposits in other banks	807,225	318,974
Federal funds sold	377	2,013
Total cash and cash equivalents	1,063,250	493,294
Securities available for sale, at fair value	3,195,176	2,540,419
Securities held to maturity, at carrying value	535,722	544,851
Restricted stock, at cost	76,825	94,782
Loans held for sale, at fair value	35,417	96,742
Loans held for investment, net of deferred fees and costs	13,139,586	14,021,314
Less allowance for loan and lease losses	101,798	160,540
Total loans held for investment, net	13,037,788	13,860,774
Premises and equipment, net	159,588	163,829
Goodwill	935,560	935,560
Amortizable intangibles, net	46,537	57,185
Bank owned life insurance	430,341	326,892
Other assets	419,453	514,121
Total assets	$19,935,657	$19,628,449
LIABILITIES
Noninterest-bearing demand deposits	$5,328,838	$4,368,703
Interest-bearing deposits	11,293,322	11,354,062
Total deposits	16,622,160	15,722,765
Securities sold under agreements to repurchase	95,181	100,888
Other short-term borrowings	—	250,000
Long-term borrowings	290,584	489,829
Other liabilities	233,293	356,477
Total liabilities	17,241,218	16,919,959
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	100,062	104,169
Additional paid-in capital	1,804,617	1,917,081
Retained earnings	760,164	616,052
Accumulated other comprehensive income (loss)	29,423	71,015
Total stockholders' equity	2,694,439	2,708,490
Total liabilities and stockholders' equity	$19,935,657	$19,628,449

Common shares outstanding	75,645,031	78,729,212
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Interest and dividend income:
Interest and fees on loans	$124,999	$138,402	$383,575	$432,763
Interest on deposits in other banks	291	137	454	1,154
Interest and dividends on securities:
Taxable	11,230	10,275	32,102	33,170
Nontaxable	9,859	8,600	28,773	24,520
Total interest and dividend income	146,379	157,414	444,904	491,607
Interest expense:
Interest on deposits	5,837	15,568	22,203	63,943
Interest on short-term borrowings	22	72	91	1,598
Interest on long-term borrowings	3,032	4,393	9,676	16,372
Total interest expense	8,891	20,033	31,970	81,913
Net interest income	137,488	137,381	412,934	409,694
Provision for credit losses	(18,850)	6,558	(59,888)	100,954
Net interest income after provision for credit losses	156,338	130,823	472,822	308,740
Noninterest income:
Service charges on deposit accounts	7,198	6,041	19,314	18,549
Other service charges, commissions and fees	1,534	1,621	4,970	4,600
Interchange fees	2,203	1,979	6,252	5,300
Fiduciary and asset management fees	7,029	6,045	20,323	17,543
Mortgage banking income	4,818	8,897	17,692	16,744
Gains on securities transactions	9	18	87	12,293
Bank owned life insurance income	2,727	3,421	8,202	7,498
Loan-related interest rate swap fees	1,102	3,170	4,176	12,602
Other operating income	3,318	3,215	8,372	4,116
Total noninterest income	29,938	34,407	89,388	99,245
Noninterest expenses:
Salaries and benefits	53,534	49,000	156,959	149,013
Occupancy expenses	7,251	7,441	21,705	21,798
Furniture and equipment expenses	4,040	3,895	11,919	11,042
Technology and data processing	7,534	6,564	21,657	19,187
Professional services	3,792	2,914	13,161	9,211
Marketing and advertising expense	2,548	2,631	7,330	7,413
FDIC assessment premiums and other insurance	2,172	1,811	6,798	7,578
Other taxes	4,432	4,124	13,303	12,364
Loan-related expenses	1,503	2,314	5,289	7,512
Amortization of intangible assets	3,381	4,053	10,679	12,676
Loss on debt extinguishment	—	—	14,695	10,306
Other expenses	5,156	8,475	15,756	23,581
Total noninterest expenses	95,343	93,222	299,251	291,681
Income from continuing operations before income taxes	90,933	72,008	262,959	116,304
Income tax expense	16,368	11,008	46,821	17,506
Net income	74,565	61,000	216,138	98,798
Dividends on preferred stock	2,967	2,691	8,901	2,691
Net income available to common shareholders	$71,598	$58,309	$207,237	$96,107

Basic earnings per common share	$0.94	$0.74	$2.66	$1.22
Diluted earnings per common share	$0.94	$0.74	$2.66	$1.22
Dividends declared per common share	$0.28	$0.25	$0.81	$0.75
Basic weighted average number of common shares outstanding	76,309,355	78,714,353	77,988,151	78,904,792
Diluted weighted average number of common shares outstanding	76,322,736	78,725,346	78,007,543	78,921,108

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$74,565	$61,000	$216,138	$98,798
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(545)	—	634	(699)
Reclassification adjustment for losses (gains) included in net income (net of tax, $0 and $0 for the three months and $12 and $394 for the nine months ended September 30, 2021 and 2020, respectively) (1)	—	—	(47)	1,481
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $6,178 and $332 for the three months and $11,311 and $9,824 for the nine months ended September 30, 2021 and 2020, respectively)	(23,242)	1,250	(42,549)	36,956
Reclassification adjustment for gains included in net income (net of tax, $2 and $4 for the three months and $18 and $2,582 for the nine months ended September 30, 2021 and 2020, respectively) (2)	(7)	(14)	(69)	(9,711)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $1 and $1 for the three months and $4 and $4 for the nine months ended September 30, 2021 and 2020, respectively) (3)	(5)	(5)	(15)	(15)
Bank owned life insurance:
Unrealized holding losses arising during the period	—	—	—	(1,289)
Reclassification adjustment for losses included in net income (4)	150	127	454	364
Other comprehensive income (loss)	(23,649)	1,358	(41,592)	27,087
Comprehensive income	$50,916	$62,358	$174,546	$125,885

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance - December 31, 2020	$104,169	$173	$1,917,081	$616,052	$71,015	$2,708,490
Net Income				56,189		56,189
Other comprehensive loss (net of taxes of $8,835)					(34,514)	(34,514)
Dividends on common stock ($0.25 per share)				(19,700)		(19,700)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (243,884 shares)	324		(289)			35
Stock-based compensation expense			2,199			2,199
Balance - March 31, 2021	$104,493	$173	$1,918,991	$649,574	$36,501	$2,709,732
Net Income				85,384		85,384
Other comprehensive gain (net of taxes of $3,672)					16,571	16,571
Dividends on common stock ($0.28 per share)				(22,125)		(22,125)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Stock purchased under stock repurchase plan (1,090,169 shares)	(1,450)		(40,913)			(42,363)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (35,693 shares)	48		663			711
Stock-based compensation expense			2,654			2,654
Balance- June 30, 2021	$103,091	$173	$1,881,395	$709,866	$53,072	$2,747,597
Net Income				74,565		74,565
Other comprehensive loss (net of taxes of $6,181)					(23,649)	(23,649)
Dividends on common stock ($0.28 per share)				(21,300)		(21,300)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Stock purchased under stock repurchase plan (2,288,961 shares)	(3,045)		(79,592)			(82,637)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (11,953 shares)	16		175			191
Stock-based compensation expense			2,639			2,639
Balance- September 30, 2021	$100,062	$173	$1,804,617	$760,164	$29,423	$2,694,439

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance - December 31, 2019	$105,827	$—	$1,790,305	$581,395	$35,575	$2,513,102
Net Income				7,089		7,089
Other comprehensive income (net of taxes of $3,890)					12,754	12,754
Dividends on common stock ($0.25 per share)				(19,825)		(19,825)
Stock purchased under stock repurchase plan (1,493,472 shares)	(1,985)		(47,894)			(49,879)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (183,750 shares)	244		(1,273)			(1,029)
Impact of adoption of ASC 326				(39,053)		(39,053)
Stock-based compensation expense			2,291			2,291
Balance- March 31, 2020	$104,086	$—	$1,743,429	$529,606	$48,329	$2,425,450
Net Income				30,709		30,709
Other comprehensive income (net of taxes of $3,415)					12,975	12,975
Issuance of preferred stock (17,250 shares)		173	166,190			166,363
Dividends on common stock ($0.25 per share)				(19,677)		(19,677)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (30,120 shares)	40		5			45
Stock-based compensation expense			2,361			2,361
Balance - June 30, 2020	$104,126	$173	$1,911,985	$540,638	$61,304	$2,618,226
Net Income				61,000		61,000
Other comprehensive income (net of taxes of $327)					1,358	1,358
Net proceeds from preferred stock			(7)			(7)
Dividends on common stock ($0.25 per share)				(19,678)		(19,678)
Dividends on preferred stock ($156.60 per share)				(2,691)		(2,691)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (11,601 shares)	15		162			177
Stock-based compensation expense			2,500			2,500
Balance - September 30, 2020	$104,141	$173	$1,914,640	$579,269	$62,662	$2,660,885

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Dollars in thousands)	2021	2020
Operating activities:
Net income	$216,138	$98,798
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	11,992	11,311
Writedown of foreclosed properties and former bank premises	1,119	4,847
Amortization, net	24,397	20,151
Accretion related to acquisitions, net	(1,792)	(7,736)
Provision for credit losses	(59,888)	100,954
Gains on securities transactions, net	(87)	(12,293)
BOLI income	(8,202)	(7,498)
Originations and purchases of loans held for sale	(491,895)	(514,760)
Proceeds from sales of loans held for sale	550,683	516,516
Losses on sales of foreclosed properties and former bank premises, net	638	37
Losses on debt extinguishment	14,695	10,306
Stock-based compensation expenses	7,492	7,152
Issuance of common stock for services	372	604
Net (increase) decrease in other assets	108,677	(180,343)
Net increase (decrease) in other liabilities	(134,336)	128,323
Net cash provided by operating activities	240,003	176,369
Investing activities:
Purchases of AFS securities and restricted stock	(1,142,304)	(940,745)
Proceeds from sales of AFS securities and restricted stock	45,436	232,946
Proceeds from maturities, calls and paydowns of AFS securities	392,129	271,986
Proceeds from maturities, calls and paydowns of HTM securities	6,642	5,996
Net decrease (increase) in loans held for investment	891,240	(1,760,300)
Net increase in premises and equipment	(9,221)	(18,557)
Proceeds from BOLI settlements	4,843	439
Purchases of BOLI policies	(100,000)	—
Proceeds from sales of foreclosed properties and former bank premises	8,632	2,706
Net cash provided by (used in) investing activities	97,397	(2,205,529)
Financing activities:
Net increase in noninterest-bearing deposits	960,135	1,450,526
Net increase in interest-bearing deposits	(60,716)	820,701
Net decrease in short-term borrowings	(255,707)	(169,967)
Proceeds from issuance of long-term debt	—	189,945
Repayments of long-term debt	(214,695)	(230,306)
Cash dividends paid - common stock	(63,125)	(59,180)
Cash dividends paid - preferred stock	(8,901)	(2,691)
Repurchase of common stock	(125,000)	(49,879)
Issuance of common stock	2,955	801
Issuance of preferred stock, net	—	166,356
Vesting of restricted stock, net of shares held for taxes	(2,390)	(2,212)
Net cash provided by financing activities	232,556	2,114,094
Increase in cash and cash equivalents	569,956	84,934
Cash, cash equivalents, and restricted cash at beginning of the period	493,294	436,032
Cash, cash equivalents, and restricted cash at end of the period	$1,063,250	$520,966

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Dollars in thousands)

	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$30,749	$82,409
Income taxes	1,260	13,649

Supplemental schedule of noncash investing and financing activities
Transfers from loans to foreclosed properties	14	615
Transfers from bank premises to OREO	1,109	7,949
Transfers from LHFS to LHFI	—	1,050

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 130 branches and approximately 150 ATMs located throughout Virginia, and in portions of Maryland and North Carolina. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Dixon, Hubard, Feinour & Brown, Inc., which provides investment advisory services; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Effective March 1, 2021, Middleburg Financial, the Bank’s wealth management division was rebranded to Atlantic Union Bank Wealth Management, and Middleburg Investment Services, LLC changed its name to Atlantic Union Financial Consultants, LLC.

Effective October 1, 2021, Old Dominion Capital Management, Inc., and its subsidiary, Outfitter Advisors, Ltd., merged with and into DHFB, as part of an internal reorganization to streamline operations. Old Dominion Capital Management operates as a division of DHFB.

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

Restricted cash is disclosed in Note 7 “Commitments and Contingencies” and is comprised of cash maintained at various correspondent banks as collateral for the Company’s derivative portfolio and is included in interest-bearing deposits in other banks in the Company’s Consolidated Balance Sheets. In addition, the Company is required to maintain reserve balances with the Federal Reserve Bank based on the type and amount of deposits; however, on March 15, 2020 the Federal Reserve announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020 due to economic conditions, which eliminated the reserve requirement for all depository institutions.

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ALLL, as well as the ACL reserve for securities. Accrued interest receivable totaled $46.2 million and $56.7 million on loans held for investment, $5.1 million and $6.8 million on HTM securities, and $13.0 million and $11.9 million on AFS securities at September 30, 2021 and December 31, 2020, respectively, and is included in “Other Assets” on the Company’s Consolidated Balance Sheets. The Company’s policy is to write off accrued interest receivable through reversal of interest income when it becomes probable the Company will not be able to collect the accrued interest. For the quarters ended September 30, 2021 and September 30, 2020, accrued interest receivable write offs were not material to the Company’s consolidated financial statements.

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

2. SECURITIES

Available for Sale

The Company’s AFS investment portfolio is generally highly-rated or agency backed. All AFS securities were current with no securities past due or on non-accrual as of September 30, 2021 and December 31, 2020.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of September 30, 2021 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2021
U.S. government and agency securities	$74,214	$645	$(41)	$74,818
Obligations of states and political subdivisions	971,987	34,885	(7,991)	998,881
Corporate and other bonds (1)	145,151	3,931	(54)	149,028
Commercial mortgage-backed securities
Agency	338,327	9,213	(2,557)	344,983
Non-agency	95,405	250	(296)	95,359
Total commercial mortgage-backed securities	433,732	9,463	(2,853)	440,342
Residential mortgage-backed securities
Agency	1,449,753	20,630	(14,030)	1,456,353
Non-agency	73,783	530	(195)	74,118
Total residential mortgage-backed securities	1,523,536	21,160	(14,225)	1,530,471
Other securities	1,636	—	—	1,636
Total AFS securities	$3,150,256	$70,084	$(25,164)	$3,195,176

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

(1) Other bonds include asset-backed securities

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses for which an ACL has not been recorded at September 30, 2021 and December 31, 2020 and that are not deemed to be impaired as of those dates. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2021
U.S. government and agency securities	$—	$—	$4,255	$(41)	$4,255	$(41)
Obligations of states and political subdivisions	394,065	(7,885)	2,072	(106)	396,137	(7,991)
Corporate and other bonds(1)	11,594	(51)	1,903	(3)	13,497	(54)
Commercial mortgage-backed securities
Agency	136,397	(2,556)	344	(1)	136,741	(2,557)
Non-agency	21,407	(103)	11,789	(193)	33,196	(296)
Total commercial mortgage-backed securities	157,804	(2,659)	12,133	(194)	169,937	(2,853)
Residential mortgage-backed securities
Agency	857,253	(12,584)	76,393	(1,446)	933,646	(14,030)
Non-agency	13,182	(195)	—	—	13,182	(195)
Total residential mortgage-backed securities	870,435	(12,779)	76,393	(1,446)	946,828	(14,225)
Total AFS securities	$1,433,898	$(23,374)	$96,756	$(1,790)	$1,530,654	$(25,164)

December 31, 2020
U.S. government and agency securities	$—	$—	$5,456	$(52)	$5,456	$(52)
Obligations of states and political subdivisions	5,091	(18)	—	—	5,091	(18)
Corporate and other bonds(1)	17,946	(52)	10,698	(47)	28,644	(99)
Commercial mortgage-backed securities
Agency	5,893	(2)	376	—	6,269	(2)
Non-agency	17,654	(17)	—	—	17,654	(17)
Total commercial mortgage-backed securities	23,547	(19)	376	—	23,923	(19)
Residential mortgage-backed securities
Agency	219,388	(1,944)	1,055	(2)	220,443	(1,946)
Non-agency	36,942	(206)	—	—	36,942	(206)
Total residential mortgage-backed securities	256,330	(2,150)	1,055	(2)	257,385	(2,152)
Total AFS securities	$302,914	$(2,239)	$17,585	$(101)	$320,499	$(2,340)

(1) Other bonds includes asset-backed securities

As of September 30, 2021, there were $96.8 million, comprised of 26 individual AFS securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of approximately $1.8 million. As of December 31, 2020, there were $17.6 million, comprised of 15 individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $101,000.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at September 30, 2021 and December 31, 2020 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% SSFA rating.

The following table presents the amortized cost and estimated fair value of AFS securities as of September 30, 2021 and December 31, 2020, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	September 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$11,823	$11,927	$19,875	$19,997
Due after one year through five years	175,393	180,836	161,448	169,103
Due after five years through ten years	316,877	325,440	235,021	242,791
Due after ten years	2,646,163	2,676,973	2,022,903	2,108,528
Total AFS securities	$3,150,256	$3,195,176	$2,439,247	$2,540,419

Refer to Note 7 "Commitments and Contingencies" for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of September 30, 2021 and December 31, 2020.

Held to Maturity

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities and the estimated credit loss inherent in the portfolio is currently immaterial. The Company’s HTM securities were all current, with no securities past due or on non-accrual at September 30, 2021 and December 31, 2020.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of September 30, 2021 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
September 30, 2021
U.S. government and agency securities	$2,637	$2	$(8)	$2,631
Obligations of states and political subdivisions	528,157	62,763	—	590,920
Commercial mortgage-backed securities
Agency	4,928	3	(30)	4,901
Non-agency	—	—	—	—
Total commercial mortgage-backed securities	4,928	3	(30)	4,901
Total held-to-maturity securities	$535,722	$62,768	$(38)	$598,452

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

Credit Quality Indicators & Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. The Company’s HTM securities ACL was immaterial at September 30, 2021 and December 31, 2020. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s only HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of September 30, 2021 and December 31, 2020 by security type and credit rating (dollars in thousands):

	U.S. Government and Agency	Obligations of states and political	Mortgage-backed	Total HTM
	securities	subdivisions	securities	securities
September 30, 2021
Credit Rating:
AAA/AA/A	$—	$528,157	$—	$528,157
Not Rated - Agency(1)	2,637	—	4,928	7,565
Not Rated - Non-Agency	—	—	—	—
Total	$2,637	$528,157	$4,928	$535,722
December 31, 2020
Credit Rating:
AAA/AA/A	$—	$532,157	$—	$532,157
Not Rated - Agency(1)	2,751	—	5,333	8,084
Not Rated - Non-Agency	—	4,610	—	4,610
Total	$2,751	$536,767	$5,333	$544,851

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies

The following table presents the amortized cost and estimated fair value of HTM securities as of September 30, 2021 and December 31, 2020, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	September 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$3,501	$3,512	$1,443	$1,460
Due after one year through five years	5,890	6,142	8,577	8,893
Due after five years through ten years	14,061	16,091	1,744	1,805
Due after ten years	512,270	572,707	533,087	607,607
Total HTM securities	$535,722	$598,452	$544,851	$619,765

Refer to Note 7 "Commitments and Contingencies" for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of September 30, 2021 and December 31, 2020.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. The FHLB required the Bank to maintain stock in an amount equal to 3.75% and 4.25% of outstanding borrowings at September 30, 2021 and December 31, 2020, respectively, as well as a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of the Bank’s outstanding capital at both September 30, 2021 and December 31, 2020. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $67.0 million for September 30, 2021 and December 31, 2020 and FHLB stock in the amount of $9.8 million and $27.8 million as of September 30, 2021 and December 31, 2020, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Realized gains (losses)(1):
Gross realized gains	$9	$147
Gross realized losses	—	(60)
Net realized gains	$9	$87

Proceeds from sales of securities	$—	$45,436

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Realized gains (losses)(1):
Gross realized gains	$18	$12,522
Gross realized losses	—	(229)
Net realized gains	$18	$12,293

Proceeds from sales of securities	$4,675	$232,946

(1) Includes gains (losses) on sales and calls of securities

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The information included below reflects the impact of the CARES Act, as amended by the CAA, and the Joint Guidance. See Note 1 “Summary of Significant Accounting Policies” in the Company’s 2020 Form 10-K for information about COVID-19 and related legislative and regulatory developments.

The Company’s loans are stated at their face amount, net of deferred fees and costs, and consist of the following at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Construction and Land Development	$877,351	$925,798
Commercial Real Estate - Owner Occupied	2,027,299	2,128,909
Commercial Real Estate - Non-Owner Occupied	3,730,720	3,657,562
Multifamily Real Estate	776,287	814,745
Commercial & Industrial(1)	2,580,190	3,263,460
Residential 1-4 Family - Commercial	624,347	671,949
Residential 1-4 Family - Consumer	822,971	822,866
Residential 1-4 Family - Revolving	557,803	596,996
Auto	425,436	401,324
Consumer	182,039	247,730
Other Commercial(2)	535,143	489,975
Total loans held for investment, net of deferred fees and costs(3)	13,139,586	14,021,314
Allowance for loan and lease losses	(101,798)	(160,540)
Total loans held for investment, net	$13,037,788	$13,860,774

(1) Commercial & industrial loans include approximately $455.8 million and $1.2 billion in loans from the PPP at September 30, 2021 and December 31, 2020, respectively.

(2) Other commercial loans include approximately $10.8 million and $11.3 million in loans from the PPP at September 30, 2021 and December 31, 2020, respectively.

(3) Total loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $60.0 million and $69.7 million as of September 30, 2021 and December 31, 2020, respectively.

The following table shows the aging of the Company’s loan portfolio, by class, at September 30, 2021 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$873,535	$744	$58	$304	$2,710	$877,351
Commercial Real Estate - Owner Occupied	2,016,831	735	61	1,886	7,786	2,027,299
Commercial Real Estate - Non-Owner Occupied	3,723,499	1,302	570	1,175	4,174	3,730,720
Multifamily Real Estate	776,174	—	—	—	113	776,287
Commercial & Industrial	2,562,455	11,089	3,328	1,256	2,062	2,580,190
Residential 1-4 Family - Commercial	619,306	807	698	1,091	2,445	624,347
Residential 1-4 Family - Consumer	805,765	406	2,188	2,462	12,150	822,971
Residential 1-4 Family - Revolving	549,927	1,092	587	2,474	3,723	557,803
Auto	423,222	1,548	202	209	255	425,436
Consumer	180,705	790	317	173	54	182,039
Other Commercial	533,912	631	600	—	—	535,143
Total loans held for investment	$13,065,331	$19,144	$8,609	$11,030	$35,472	$13,139,586
% of total loans	99.43%	0.15%	0.07%	0.08%	0.27%	100.00%

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2020 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$920,276	$1,903	$547	$—	$3,072	$925,798
Commercial Real Estate - Owner Occupied	2,114,804	1,870	1,380	3,727	7,128	2,128,909
Commercial Real Estate - Non-Owner Occupied	3,651,232	2,144	1,721	148	2,317	3,657,562
Multifamily Real Estate	814,095	617	—	—	33	814,745
Commercial & Industrial	3,257,201	1,848	1,190	1,114	2,107	3,263,460
Residential 1-4 Family - Commercial	657,351	2,227	818	1,560	9,993	671,949
Residential 1-4 Family - Consumer	792,852	10,182	1,533	5,699	12,600	822,866
Residential 1-4 Family - Revolving	587,522	2,975	1,044	826	4,629	596,996
Auto	398,206	2,076	376	166	500	401,324
Consumer	245,551	1,166	550	394	69	247,730
Other Commercial	489,959	16	—	—	—	489,975
Total loans held for investment	$13,929,049	$27,024	$9,159	$13,634	$42,448	$14,021,314
% of total loans	99.34%	0.19%	0.07%	0.10%	0.30%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of January 1, 2021, as well as amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of September 30, 2021 (dollars in thousands):

	Nonaccrual
	January 1, 2021	September 30, 2021	Nonaccrual With No ALLL	90 Days and still Accruing
Construction and Land Development	$3,072	$2,710	$1,985	$304
Commercial Real Estate - Owner Occupied	7,128	7,786	1,996	1,886
Commercial Real Estate - Non-Owner Occupied	2,317	4,174	1,089	1,175
Multifamily Real Estate	33	113	—	—
Commercial & Industrial	2,107	2,062	1	1,256
Residential 1-4 Family - Commercial	9,993	2,445	-	1,091
Residential 1-4 Family - Consumer	12,600	12,150	1,047	2,462
Residential 1-4 Family - Revolving	4,629	3,723	60	2,474
Auto	500	255	—	209
Consumer	69	54	—	173
Total loans held for investment	$42,448	$35,472	$6,178	$11,030

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

There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2021 and 2020. See Note 1 “Summary of Significant Accounting Policies” in the Company’s 2020 Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Debt Restructurings

The CARES Act, as amended by the CAA, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities also issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19. As of September 30, 2021, there were immaterial loans still under their modified terms. As of December 31, 2020, the Company had approximately $146.1 million in loans still under their modified terms.

As of September 30, 2021, the Company has TDRs totaling $18.7 million with an estimated $854,000 of allowance for those loans for the current period. As of December 31, 2020, the Company had TDRs totaling $20.6 million with an estimated $1.6 million of allowance for those loans.

A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for credit losses in accordance with the Company’s ALLL methodology. For the three and nine months ended September 30, 2021 and September 30, 2020, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by class, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021			December 31, 2020
	No. of	Recorded	Outstanding	No. of	Recorded	Outstanding
	Loans	Investment	Commitment	Loans	Investment	Commitment
Performing
Construction and Land Development	4	$205	$—	4	$215	$—
Commercial Real Estate - Owner Occupied	4	1,003	—	6	2,033	176
Commercial Real Estate - Non-Owner Occupied	—	—	—	1	1,089	—
Commercial & Industrial	2	413	—	4	727	—
Residential 1-4 Family - Commercial	—	—	—	3	245	—
Residential 1-4 Family - Consumer	75	9,182	—	77	8,943	—
Residential 1-4 Family - Revolving	3	268	4	3	277	—
Consumer	2	16	—	3	22	—
Other Commercial	1	248	—	1	410	—
Total performing	91	$11,335	$4	102	$13,961	$176
Nonperforming
Commercial Real Estate - Owner Occupied	2	$831	$—	1	$20	$—
Commercial Real Estate - Non-Owner Occupied	3	1,366	—	1	134	—
Commercial & Industrial	4	362	—	3	237	—
Residential 1-4 Family - Commercial	3	393	—	4	1,296	—
Residential 1-4 Family - Consumer	24	4,312	—	23	4,865	—
Residential 1-4 Family - Revolving	3	101	—	3	103	—
Total nonperforming	39	$7,365	$—	35	$6,655	$—
Total performing and nonperforming	130	$18,700	$4	137	$20,616	$176

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three and nine months ended September 30, 2021 and 2020, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the three and nine months ended September 30, 2021 (dollars in thousands):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—	—	$—

Term modification, at a market rate
Commercial Real Estate - Non-Owner Occupied	1	157	1	157
Residential 1-4 Family - Consumer	—	$—	2	$102
Total loan term extended at a market rate	1	$157	3	$259

Term modification, below market rate
Residential 1-4 Family - Consumer	—	$—	11	$1,813
Consumer	—	—	1	15
Total loan term extended at a below market rate	—	$—	12	$1,828

Interest rate modification, below market rate
Residential 1-4 Family - Commercial	—	$—	1	$45
Total interest only at below market rate of interest	—	$—	1	$45

Total	1	$157	16	$2,132

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

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by loan segment for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$89,837	$28,424	$118,261	$117,403	$43,137	$160,540
Loans charged-off	(967)	(1,299)	(2,266)	(3,832)	(4,020)	(7,852)
Recoveries credited to allowance	1,281	872	2,153	3,929	2,569	6,498
Provision charged to operations	(15,173)	(1,177)	(16,350)	(42,522)	(14,866)	(57,388)
Balance at end of period	$74,978	$26,820	$101,798	$74,978	$26,820	$101,798

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$111,954	$58,023	$169,977	$30,941	$11,353	$42,294
Impact of ASC 326 adoption on non-PCD loans	—	—	—	4,432	40,666	45,098
Impact of ASC 326 adoption on PCD loans	—	—	—	1,752	634	2,386
Impact of adopting ASC 326	—	—	—	6,184	41,300	47,484
Loans charged-off	(995)	(1,983)	(2,978)	(5,553)	(9,253)	(14,806)
Recoveries credited to allowance	718	848	1,566	2,580	2,557	5,137
Provision charged to operations	14,978	(9,421)	5,557	92,503	1,510	94,013
Balance at end of period	$126,655	$47,467	$174,122	$126,655	$47,467	$174,122

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

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of September 30, 2021 (dollars in thousands):

	September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Construction and Land Development
Pass	$305,044	$265,805	$107,223	$46,770	$17,980	$50,365	$23,429	$816,616
Watch	545	657	24,401	538	335	6,255	—	32,731
Special Mention	2,742	1	181	—	—	303	—	3,227
Substandard	—	—	263	18,901	199	5,414	—	24,777
Total Construction and Land Development	$308,331	$266,463	$132,068	$66,209	$18,514	$62,337	$23,429	$877,351

Commercial Real Estate - Owner Occupied
Pass	$161,174	$286,458	$310,041	$266,173	$202,234	$588,315	$19,484	$1,833,879
Watch	187	25	11,745	16,141	17,279	48,534	903	94,814
Special Mention	201	945	24,706	1,486	1,112	30,264	1,001	59,715
Substandard	—	—	12,155	1,696	1,953	22,378	709	38,891
Total Commercial Real Estate - Owner Occupied	$161,562	$287,428	$358,647	$285,496	$222,578	$689,491	$22,097	$2,027,299

Commercial Real Estate - Non-Owner Occupied
Pass	$360,208	$439,673	$531,065	$370,114	$391,043	$1,161,218	$56,566	$3,309,887
Watch	14,549	8,528	29,797	53,599	11,463	76,680	16	194,632
Special Mention	—	10,649	29,923	31,347	14,062	30,133	—	116,114
Substandard	—	—	41,595	21,279	12,557	34,354	302	110,087
Total Commercial Real Estate - Non-Owner Occupied	$374,757	$458,850	$632,380	$476,339	$429,125	$1,302,385	$56,884	$3,730,720

Commercial & Industrial
Pass	$725,216	$534,948	$302,159	$147,127	$42,624	$168,224	$577,089	$2,497,387
Watch	173	3,808	2,526	21,778	4,571	4,855	14,322	52,033
Special Mention	221	1,343	8,417	1,924	906	659	2,135	15,605
Substandard	397	580	4,375	1,381	247	2,515	5,670	15,165
Total Commercial & Industrial	$726,007	$540,679	$317,477	$172,210	$48,348	$176,253	$599,216	$2,580,190

Multifamily Real Estate
Pass	$41,843	$163,955	$89,602	$136,569	$79,594	$250,115	$1,597	$763,275
Watch	—	—	4,336	463	—	532	—	5,331
Special Mention	—	2,261	629	4,544	—	92	42	7,568
Substandard	—	—	—	—	—	113	—	113
Total Multifamily Real Estate	$41,843	$166,216	$94,567	$141,576	$79,594	$250,852	$1,639	$776,287

Residential 1-4 Family - Commercial
Pass	$85,081	$96,580	$68,972	$50,528	$61,335	$215,176	$917	$578,589
Watch	—	2,047	6,727	7,494	3,708	8,772	314	29,062
Special Mention	160	97	—	455	409	4,957	—	6,078
Substandard	95	—	3,467	896	1,341	4,520	299	10,618
Total Residential 1-4 Family - Commercial	$85,336	$98,724	$79,166	$59,373	$66,793	$233,425	$1,530	$624,347

Other Commercial
Pass	$145,656	$173,414	$105,143	$5,995	$26,284	$50,631	$13,425	$520,548
Watch	—	—	—	589	1,259	4,563	—	6,411
Special Mention	—	—	—	—	3	203	7,730	7,936
Substandard	—	—	—	—	—	248	—	248
Total Other Commercial	$145,656	$173,414	$105,143	$6,584	$27,546	$55,645	$21,155	$535,143

Total Commercial
Pass	$1,824,222	$1,960,833	$1,514,205	$1,023,276	$821,094	$2,484,044	$692,507	$10,320,181
Watch	15,454	15,065	79,532	100,602	38,615	150,191	15,555	415,014
Special Mention	3,324	15,296	63,856	39,756	16,492	66,611	10,908	216,243
Substandard	492	580	61,855	44,153	16,297	69,542	6,980	199,899
Total Commercial	$1,843,492	$1,991,774	$1,719,448	$1,207,787	$892,498	$2,770,388	$725,950	$11,151,337

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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of September 30, 2021 (dollars in thousands):

	September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Residential 1-4 Family - Consumer
Current	$194,184	$190,849	$57,249	$37,678	$49,080	$276,715	$10	$805,765
30-59 Days Past Due	—	—	117	159	47	83	—	406
60-89 Days Past Due	—	—	—	—	305	1,883	—	2,188
90+ Days Past Due	451	—	46	20	—	1,945	—	2,462
Nonaccrual	—	—	—	899	1,361	9,890	—	12,150
Total Residential 1-4 Family - Consumer	$194,635	$190,849	$57,412	$38,756	$50,793	$290,516	$10	$822,971

Residential 1-4 Family - Revolving
Current	$6,418	$10,327	$2,343	$1,176	$—	$487	$529,176	$549,927
30-59 Days Past Due	—	—	—	—	—	—	1,092	1,092
60-89 Days Past Due	—	—	—	—	—	—	587	587
90+ Days Past Due	—	—	—	—	—	—	2,474	2,474
Nonaccrual	—	64	—	19	—	227	3,413	3,723
Total Residential 1-4 Family - Revolving	$6,418	$10,391	$2,343	$1,195	$—	$714	$536,742	$557,803

Consumer
Current	$14,576	$17,830	$44,158	$37,069	$14,446	$17,697	$34,929	$180,705
30-59 Days Past Due	9	28	287	180	49	224	13	790
60-89 Days Past Due	1	35	53	166	7	4	51	317
90+ Days Past Due	—	3	31	88	10	24	17	173
Nonaccrual	—	—	—	—	—	54	—	54
Total Consumer	$14,586	$17,896	$44,529	$37,503	$14,512	$18,003	$35,010	$182,039

Auto
Current	$138,193	$136,530	$81,956	$36,844	$19,660	$10,039	$—	$423,222
30-59 Days Past Due	79	477	423	227	190	152	—	1,548
60-89 Days Past Due	—	81	58	45	14	4	—	202
90+ Days Past Due	101	15	75	6	—	12	—	209
Nonaccrual	—	98	75	11	29	42	—	255
Total Auto	$138,373	$137,201	$82,587	$37,133	$19,893	$10,249	$—	$425,436

Total Consumer
Current	$353,371	$355,536	$185,706	$112,767	$83,186	$304,938	$564,115	$1,959,619
30-59 Days Past Due	88	505	827	566	286	459	1,105	3,836
60-89 Days Past Due	1	116	111	211	326	1,891	638	3,294
90+ Days Past Due	552	18	152	114	10	1,981	2,491	5,318
Nonaccrual	—	162	75	929	1,390	10,213	3,413	16,182
Total Consumer	$354,012	$356,337	$186,871	$114,587	$85,198	$319,482	$571,762	$1,988,249

The Company did not have any material revolving loans convert to term during the nine months ended September 30, 2021.

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

The Company analyzed its intangible assets at September 30, 2021 and concluded no impairment existed as of the balance sheet date. Amortization expense of intangibles for the three and nine months ended September 30, 2021 and 2020 totaled $3.4 million and $10.7 million, and $4.1 million and $12.7 million, respectively.

As of September 30, 2021, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining three months of 2021	$3,226
2022	11,490
2023	9,687
2024	7,818
2025	6,219
Thereafter	8,097
Total estimated amortization expense	$46,537

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

At lease inception the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In certain cases, the Company obtains lessee-provided residual value guarantees and third-party RVI to reduce its residual asset risk. At September 30, 2021 and December 31, 2020, the carrying value of residual assets covered by residual value guarantees and RVI was $20.5 million and $14.7 million, respectively.

The net investment in sales-type and direct financing leases consists of the carrying amount of the lease receivables plus unguaranteed residual assets, net of unearned income and any deferred selling profit on direct financing leases. The lease receivables include the lessor’s right to receive lease payments and the guaranteed residual asset value the lessor expects to derive from the underlying assets at the end of the lease term. The Company’s net investment in sales-type and direct financing leases are included in Loans Held for Investment (net of deferred fees and costs) on the Company’s Consolidated Balance Sheets. Lease income is recorded within Interest Income on the Company’s Consolidated Statements of Income. There were no significant changes in the balance of the Company’s unguaranteed residual assets for the periods ending September 30, 2021 and December 31, 2020.

Total net investment in sales-type and direct financing leases consists of the following (dollars in thousands):

	September 30, 2021	December 31, 2020
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$161,703	$141,180
Unguaranteed residual values, net of unearned income and deferred selling profit	6,805	4,796
Total net investment in sales-type and direct financing leases	$168,508	$145,976

Lessee Arrangements

The Company’s lessee arrangements consist of operating and finance leases; however, the majority of the leases have been classified as non-cancellable operating leases and are primarily for real estate leases with remaining lease terms of up to 24 years. The Company’s real estate lease agreements do not contain residual value guarantees and most agreements do not contain restrictive covenants. The Company does not have any material arrangements where the Company is in a sublease contract.

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

Lease expense for operating lease payments is recognized on a straight-line basis over the lease term and recorded in Occupancy Expenses within noninterest expense on the Company’s Consolidated Statements of Income. Finance lease expenses consist of straight-line amortization expense of the ROU Assets recognized over the lease term and interest expense on the lease liability. Total finance lease expenses for the amortization of the ROU Assets are recorded in Occupancy Expenses within noninterest expense on the Company’s Consolidated Statements of Income and interest expense on the finance lease liability is recorded in Interest on Long-Term Borrowings within total interest expense on the Company’s Consolidated Statements of Income.

As of September 30, 2021, the Company had no sales leaseback transactions or leases that have not yet commenced that create significant rights and obligations.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information (dollars in thousands):

	September 30, 2021		December 31, 2020
	Operating	Finance	Operating	Finance
Right-of-use-assets	$43,299	$6,736	$48,051	$7,425
Lease liabilities	52,766	9,770	58,901	10,621
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	6.85	7.33	7.27	8.08
Weighted-average discount rate (1)	2.60%	1.17%	2.66%	1.17%

(1)An incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Nine months ended September 30,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$89	$41
Operating Cash Flows from Operating Leases	8,961	10,398
Financing Cash Flows from Finance Leases	851	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,412	7,566
Finance leases	—	10,549

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net Operating Lease Cost	$2,535	$2,536	$7,615	$8,383
Finance Lease Cost:
Amortization of right-of-use assets	230	230	689	306
Interest on lease liabilities	29	31	89	41
Total Lease Cost	$2,794	$2,797	$8,393	$8,730

The maturities of lessor and lessee arrangements outstanding at September 30, 2021 are presented in the tables below (dollars in thousands):

	September 30, 2021
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining three months of 2021	$9,333	$2,976	$321
2022	39,099	11,348	1,292
2023	37,133	10,204	1,325
2024	36,889	9,183	1,358
2025	24,928	6,857	1,392
Thereafter	28,242	17,534	4,515
Total undiscounted cash flows	175,624	58,102	10,203
Less: Adjustments (1)	13,921	5,336	433
Total (2)	$161,703	$52,766	$9,770

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

Total short-term borrowings consist of the following as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30,	December 31,
	2021	2020
Securities sold under agreements to repurchase	$95,181	$100,888
Federal Funds Purchased	—	150,000
FHLB Advances	—	100,000
Total short-term borrowings	$95,181	$350,888

Average outstanding balance during the period	$114,710	$213,932
Average interest rate during the period	0.11%	0.79%
Average interest rate at end of period	0.06%	0.13%

The Bank maintains federal funds lines with several correspondent banks, the remaining available balance was $997.0 million and $847.0 million at September 30, 2021 and December 31, 2020, respectively. The Company maintains an alternate line of credit at a correspondent bank, which had an available balance of $25.0 million at both September 30, 2021 and December 31, 2020. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is in compliance with such covenants as of September 30, 2021 and December 31, 2020. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $6.0 billion at both September 30, 2021 and December 31, 2020.

Long-term Borrowings

In response to the current interest rate environment, the Company prepaid a $200.0 million long-term FHLB advance on February 26, 2021 and $550.0 million of long-term FHLB advances in 2020, which resulted in prepayment penalties of $14.7 million and $31.2 million, respectively.

Total long-term borrowings consist of the following as of September 30, 2021 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	2.88%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	1.53%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	2.86%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	3.23%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	3.23%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	2.78%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	1.63%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	1.68%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	2.98%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt(3)(4)
2026 Subordinated Debt(5)	150,000	-%	5.00%	12/15/2026
Total Subordinated Debt	$150,000
Fair Value Premium (Discount)(6)	(14,575)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$290,584

(1) Rate as of September 30, 2021.

(2) The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.

(3) The remaining issuance discount as of September 30, 2021 is $1.0 million.

(4) Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.

(5) Fixed-to-floating rate notes are redeemable, at the Company’s option, on any interest payment date occurring on or after December 15, 2021, at which time the interest rate will change to a floating rate of LIBOR plus 3.175% through its maturity date or earlier redemption.

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

(5) Fixed-to-floating rate notes are redeemable, at the Company’s option, on any interest payment date occurring on or after December 15, 2021, at which time the interest rate will change to a floating rate of LIBOR plus 3.175% through its maturity date or earlier redemption.

(6) Includes discount on issued subordinated notes.

As of September 30, 2021, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred		Fair Value	Total
	Capital	Subordinated	Premium	Long-term
	Notes	Debt	(Discount) (1)	Borrowings
For the remaining three months of 2021	$—	$—	$(254)	$(254)
2022	—	—	(1,030)	(1,030)
2023	—	—	(1,053)	(1,053)
2024	—	—	(1,078)	(1,078)
2025	—	—	(1,102)	(1,102)
Thereafter	155,159	150,000	(10,058)	295,101
Total long-term borrowings	$155,159	$150,000	$(14,575)	$290,584

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

As of September 30, 2021 and December 31, 2020, the Company’s reserves for unfunded commitments and indemnification were $8.0 million and $10.8 million, respectively.

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

The following table presents the balances of commitments and contingencies as of the following dates (dollars in thousands):

	September 30, 2021	December 31, 2020
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$5,793,342	$4,722,412
Letters of credit	153,350	161,827
Total commitments with off-balance sheet risk	$5,946,692	$4,884,239
(1) Includes unfunded overdraft protection.

As of September 30, 2021, the Company had approximately $212.8 million in deposits in other financial institutions, of which $88.4 million served as collateral for cash flow and loan swap derivatives. As of December 31, 2020, the Company had approximately $290.5 million in deposits in other financial institutions, of which $251.0 million served as collateral for cash flow and loan swap derivatives. For the OTC derivatives cleared with the central clearinghouses, the variation margin is treated as a settlement of the related derivatives fair values. The Company had approximately $121.5 million and $36.4 million in deposits in other financial institutions that were uninsured at September 30, 2021 and December 31, 2020, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. Refer to Note 8 “Derivatives” for additional information.

As part of the Company’s liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged at September 30, 2021 and December 31, 2020 (dollars in thousands):

	Pledged Assets as of September 30, 2021
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$662,373	$424,355	$—	$1,086,728
Repurchase agreements	—	131,669	—	—	131,669
FHLB advances	—	45,976	—	4,282,408	4,328,384
Derivatives	88,446	65,615	—	—	154,061
Fed Funds	—	—	—	361,987	361,987
Other purposes	—	21,424	976	—	22,400
Total pledged assets	$88,446	$927,057	$425,331	$4,644,395	$6,085,229

(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2020
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$469,864	$436,449	$—	$906,313
Repurchase agreements	—	116,876	—	—	116,876
FHLB advances	—	52,323	—	4,374,383	4,426,706
Derivatives	251,047	785	—	—	251,832
Fed Funds	—	—	—	340,847	340,847
Other purposes	—	123,388	8,634	—	132,022
Total pledged assets	$251,047	$763,236	$445,083	$4,715,230	$6,174,596

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

During the nine months ended September 30, 2021, the Company entered into two interest rate swaps with notional amounts totaling $200 million designated and qualifying as cash flow hedges of the Company’s forecasted variable interest receipts on variable rate loans. The Company did not have any derivatives designated as cash flow hedges at December 31, 2020. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.

Fair Value Hedge

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At September 30, 2021 and December 31, 2020, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $89.8 million and $74.7 million, respectively, and the fair value of the swaps associated with the derivative related to hedged items was an unrealized loss of $1.2 million and $5.1 million, respectively.

AFS Securities: The Company has entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate available for sale securities. At September 30, 2021 and December 31, 2020, the aggregate notional amount of the related hedged items of the AFS securities totaled $50 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized loss of $5.0 million and $7.3 million, respectively.

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

The following table summarizes key elements of the Company’s derivative instruments as of September 30, 2021 and December 31, 2020, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	September 30, 2021			December 31, 2020
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$200,000	$—	$—	$—	$—	$—
Fair value hedges	139,792	—	6,769	124,726	—	12,483
Derivatives not designated as accounting hedges:
Loan Swaps: (3)
Pay fixed - receive floating interest rate swaps	2,440,163	953	39,664	2,356,453	212	163,148
Pay floating - receive fixed interest rate swaps	2,440,163	89,293	12,431	2,356,453	163,148	212

(1) Notional amounts are not recorded on the Company’s Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.

(2) Balances represent fair value of derivative financial instruments.

(3) The Company’s cleared derivatives are classified as a single-unit of accounting, resulting in the fair value of the designated swap being reduced by the variation margin, which is treated as settlement of the related derivatives fair value for accounting purposes and is reported on a net basis at September 30, 2021. The previous periods presented do not include the offsetting impact of variation margin.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021		December 31, 2020
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$122,522	$4,993	$166,413	$7,297
Loans	89,792	1,170	74,726	5,088

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2021 and December 31, 2020, the amortized cost basis of this portfolio was $123 million and $166 million, respectively, and the cumulative basis adjustment associated with this hedge was $5.0 million and $7.3 million, respectively. The amount of the designated hedged item at September 30, 2021 and December 31, 2020 totaled $50 million.

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

Repurchase Program

In 2019, the Company’s Board of Directors has authorized a share repurchase program to purchase up to $150.0 million of the Company’s common stock through June 30, 2021 in open market transactions or privately negotiated transactions. On March 20, 2020, the Company suspended its share repurchase program, which had approximately $20 million remaining in authorization at the time. The Company repurchased an aggregate of approximately 3.7 million shares, at an average price of $35.48 per share, under the authorization prior to suspension. On May 4, 2021, the Company’s Board of Directors authorized a new share repurchase program (the “Repurchase Program”) to purchase up to $125 million worth of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act, that was due to expire on June 30, 2022. As part of the Repurchase Program, 1.1 million shares (or $42.3 million) were repurchased during the quarter ended June 30, 2021, and 2.3 million shares (or $82.7 million) were repurchased during the quarter ended September 30, 2021, fully utilizing the $125 million repurchase authorization under the Repurchase Program.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - June 30, 2021	$54,792	$45	$1,132	$(2,897)	$53,072
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(23,242)	—	(545)	—	(23,787)
Amounts reclassified from AOCI into earnings	(7)	(5)	—	150	138
Net current period other comprehensive income (loss)	(23,249)	(5)	(545)	150	(23,649)
Balance - September 30, 2021	$31,543	$40	$587	$(2,747)	$29,423

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - December 31, 2020	$74,161	$55	$—	$(3,201)	$71,015
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(42,549)	—	634	—	(41,915)
Amounts reclassified from AOCI into earnings	(69)	(15)	(47)	454	323
Net current period other comprehensive income (loss)	(42,618)	(15)	587	454	(41,592)
Balance - September 30, 2021	$31,543	$40	$587	$(2,747)	$29,423

The change in accumulated other comprehensive income (loss) for the three months and nine months ended September 30, 2020 is summarized as follows, net of tax (dollars in thousands):

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

Derivative Instruments

As discussed in Note 8 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No material differences were identified during the validation as of September 30, 2021 and December 31, 2020. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of September 30, 2021 and December 31, 2020 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2021 and December 31, 2020.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 (dollars in thousands):

	Fair Value Measurements at September 30, 2021 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$64,955	$9,863	$—	$74,818
Obligations of states and political subdivisions	—	998,881	—	998,881
Corporate and other bonds(1)	—	149,028	—	149,028
Mortgage-backed securities	—	1,970,813	—	1,970,813
Other securities	—	1,636	—	1,636
Loans held for sale	—	35,417	—	35,417
Derivatives:
Interest rate swap	—	90,246	—	90,246

LIABILITIES
Derivatives:
Interest rate swap	$—	$52,096	$—	$52,096
Fair value hedges	—	6,769	—	6,769

(1) Other bonds include asset-backed securities.

	Fair Value Measurements at December 31, 2020 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$13,394	$—	$13,394
Obligations of states and political subdivisions	—	837,326	—	837,326
Corporate and other bonds(1)	—	151,078	—	151,078
Mortgage-backed securities	—	1,536,996	—	1,536,996
Other securities	—	1,625	—	1,625
Loans held for sale	—	96,742	—	96,742
Derivatives:
Interest rate swap	—	163,360	—	163,360

LIABILITIES
Derivatives:
Interest rate swap	$—	$163,360	$—	$163,360
Fair value hedges	—	12,483	—	12,483

(1) Other bonds include asset-backed securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to foreclosed properties, former bank premises, and collateral-dependent loans that are individually assessed. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The assets for which a nonrecurring fair value measurement was recorded during the period ended September 30, 2021 and December 31, 2020 was $4.2 million and $12.7 million, respectively. The nonrecurring valuation adjustments for these assets did not have a material impact on the Company’s consolidated financial statements.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2021 and December 31, 2020. The Company’s Level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2021 and December 31, 2020.

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

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2021 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$1,063,250	$1,063,250	$—	$—	$1,063,250
AFS securities	3,195,176	64,955	3,130,221	—	3,195,176
HTM securities	535,722	—	590,920	7,532	598,452
Restricted stock	76,825	—	76,825	—	76,825
Loans held for sale	35,417	—	35,417	—	35,417
Net loans	13,037,788	—	—	12,791,350	12,791,350
Derivatives:
Interest rate swap	90,246	—	90,246	—	90,246
Accrued interest receivable	64,610	—	64,610	—	64,610
BOLI	430,341	—	430,341	—	430,341

LIABILITIES
Deposits	$16,622,160	$—	$16,643,354	$—	$16,643,354
Borrowings	385,765	—	375,577	—	375,577
Accrued interest payable	3,008	—	3,008	—	3,008
Derivatives:
Interest rate swap	52,096	—	52,096	—	52,096
Fair value hedges	6,769	—	6,769	—	6,769

	Fair Value Measurements at December 31, 2020 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$493,294	$493,294	$—	$—	$493,294
AFS securities	2,540,419	—	2,540,419	—	2,540,419
HTM securities	544,851	—	606,496	13,269	619,765
Restricted stock	94,782	—	94,782	—	94,782
Loans held for sale	96,742	—	96,742	—	96,742
Net loans	13,860,774	—	—	13,710,640	13,710,640
Derivatives:
Interest rate swap	163,360	—	163,360	—	163,360
Accrued interest receivable	75,757	—	75,757	—	75,757
BOLI	326,892	—	326,892	—	326,892

LIABILITIES
Deposits	$15,722,765	$—	$15,763,991	$—	$15,763,991
Borrowings	840,717	—	821,516	—	821,516
Accrued interest payable	2,516	—	2,516	—	2,516
Derivatives:
Interest rate swap	163,360	—	163,360	—	163,360
Fair value hedges	12,483	—	12,483	—	12,483

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

Noninterest income disaggregated by major source for the three and nine months ended September 30, 2021 and 2020, consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$4,648	$4,231	$11,864	$13,240
Maintenance fees & other	2,550	1,810	7,450	5,309
Other service charges, commissions, and fees (1)	1,534	1,621	4,970	4,600
Interchange fees(1)	2,203	1,979	6,252	5,300
Fiduciary and asset management fees (1):
Trust asset management fees	3,233	2,729	9,127	8,026
Registered advisor management fees	2,510	2,224	7,299	6,402
Brokerage management fees	1,286	1,092	3,897	3,115
Mortgage banking income	4,818	8,897	17,692	16,744
Gains on securities transactions	9	18	87	12,293
Bank owned life insurance income	2,727	3,421	8,202	7,498
Loan-related interest rate swap fees	1,102	3,170	4,176	12,602
Other operating income (2)	3,318	3,215	8,372	4,116
Total noninterest income	$29,938	$34,407	$89,388	$99,245

(1) Income within scope of Topic 606.

(2) Includes a $1.8 million loss related to the termination of a cash flow hedge for the nine months ended September 30, 2020.

12. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

The following table presents basic and diluted EPS calculations for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income:
Net Income	$74,565	$61,000	$216,138	$98,798
Less: Preferred Stock Dividends	2,967	2,691	8,901	2,691
Net income available to common shareholders	$71,598	$58,309	$207,237	$96,107

Weighted average shares outstanding, basic	76,309	78,714	77,989	78,905
Dilutive effect of stock awards	14	11	19	16
Weighted average shares outstanding, diluted	76,323	78,725	78,008	78,921

Earnings per common share, basic	$0.94	$0.74	$2.66	$1.22
Earnings per common share, diluted	$0.94	$0.74	$2.66	$1.22

13. SUBSEQUENT EVENTS

On October 28, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock. The common stock dividend amount is the same as the prior quarter and an increase of $0.03, or 12.0%, from the dividend paid in the fourth quarter of 2020. The common stock dividend is payable on November 26, 2021 to common shareholders of record as of November 12, 2021.

The Board also declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is consistent with the prior quarter. The preferred stock dividend is payable on December 1, 2021 to preferred shareholders of record as of November 16, 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation (the Company) as of September 30, 2021, the related consolidated statements of income, comprehensive income, and stockholders’ equity for the three and nine-month periods ended September 30, 2021 and 2020, the consolidated statements of changes in cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

November 4, 2021

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, including without limitation, statements regarding future interest rate environments and potential impacts on the Company’s net interest margin, future economic conditions, and developments related to the COVID-19 pandemic, and may include other projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, or achievements expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to the effects of or changes in:

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

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the 2020 Form 10-K and related disclosures in other filings, including the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All of the forward-looking statements made in this report are expressly qualified by the cautionary statements contained or referred to in this Quarterly Report. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise or clarify these forward-looking statements, whether as a result of new information, future events or otherwise.

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

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 130 branches and approximately 150 ATMs located throughout Virginia, and in portions of Maryland and North Carolina. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Dixon, Hubard, Feinour & Brown, Inc., which provides investment advisory services; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of the Company’s common stock are traded on the Nasdaq Global Select Market under the symbol "AUB". Additional information is available on the Company’s website at https://investors.atlanticunionbank.com. The information contained on the Company’s website is not a part of or incorporated into this Quarterly Report.

RESULTS OF OPERATIONS

Executive Overview

The Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2021 have been impacted by COVID-19 and governmental programs and initiatives that have responded to COVID-19, including the PPP.

The Company participated in SBA PPP under the CARES Act, which was intended to provide economic relief to small businesses that had been adversely impacted by COVID-19. The PPP loan funding program expired on May 31, 2021. The Company had PPP loans with a recorded investment of $481.7 million and unamortized deferred fees of $15.1 million as of September 30, 2021. The PPP loans carry a 1% interest rate.

In addition to an insignificant amount of PPP loan pay offs, the Company has processed $1.7 billion(*) of loan forgiveness on 13,000 PPP loans(*) since the inception of the program through September 30, 2021 with $165.0 million(*) on 2,500 loans(*) occurring in the first quarter of 2021, $705.0 million(*) on 5,000 loans(*) occurring in the second quarter of 2021, and $392.0 million(*) on 3,000 loans(*) occurring in the third quarter of 2021.

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

On May 4, 2021, the Company’s Board of Directors authorized the Repurchase Program to purchase up to $125 million worth of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act, that was due to expire on June 30, 2022. Under the Repurchase Program, 1.1 million shares were repurchased for $42.3 million during the quarter ended June 30, 2021 and 2.3 million shares were repurchased for $82.7 million during the quarter ended September 30, 2021, fully utilizing the $125 million repurchase authorization under the Repurchase Program.

Third Quarter Net Income and Performance Metrics

●	Net income available to common shareholders was $71.6 million and basic and diluted EPS was $0.94 for the third quarter of 2021, compared to $58.3 million and $0.74 for the third quarter of 2020.
●	Pre-tax pre-provision adjusted operating earnings(+), which exclude provision for credit losses, gains on sales of securities, and income tax expense totaled $72.1 million for the third quarter of 2021, compared to $78.5 million for the third quarter of 2020.

Nine Month Net Income and Performance Metrics

●	Net income available to common shareholders was $207.2 million and basic and diluted EPS was $2.66 for the nine months ended September 30, 2021, compared to $96.1 million and $1.22 for the nine months ended September 30, 2020.
●	Adjusted operating earnings available to common shareholders(+), which exclude gains on sales of securities and net loss on balance sheet repositioning, totaled $218.8 million for the nine months ended September 30, 2021, compared to $95.9 million for the nine months ended September 30, 2020.
●	Pre-tax pre-provision adjusted operating earnings(+), which exclude provision for credit losses, gains on sales of securities, net loss on balance sheet repositioning, and income tax expense, totaled $217.7 million for the nine months ended September 30, 2021, compared to $217.0 million for the nine months ended September 30, 2020.

Balance Sheet

●	Cash and cash equivalents were $1.1 billion at September 30, 2021, an increase of $570.0 million or 154.5% (annualized) from December 31, 2020.
●	AFS securities were $3.2 billion at September 30, 2021, an increase of $654.8 million or 34.5% (annualized) from December 31, 2020.
●	Loans held for investment (net of deferred fees and costs) were $13.1 billion, including $466.6 million in PPP loans at September 30, 2021, a decrease of $881.7 million or 8.4% (annualized) from December 31, 2020. Excluding the impact of the PPP(+), loans held for investment decreased $168.8 million or 1.8% (annualized) during this period.

●	Total deposits were $16.6 billion at September 30, 2021, an increase of $889.4 million or 7.6% (annualized) from December 31, 2020.

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

COVID-19 has had and may continue to have a wide range of economic impacts. Since the first quarter of 2020, COVID-19 has severely disrupted supply chains and adversely affected production, demand, sales, and employee productivity across a range of industries, and has increased unemployment in the Company’s areas of operation and nationally. During 2021, the economy has, with certain setbacks, started to reopen, as there was wider vaccine distribution, resulting in the easing of restrictions related to COVID-19, which appear to be leading to greater economic activity. However, the national economy and economies in the Company’s areas of operations continue to be impacted during 2021 and are likely to be impacted into 2022, despite the fact that many businesses have re-opened at full capacity. In addition, COVID-19 may have social and other impacts that are not yet known but may affect the Company’s customers, employees, and vendors. If a resurgence in the COVID-19 pandemic leads to signficant restrictions on economic activity or significant impacts on public health, COVID-19 may still present the possibility of an extended economic recession.

During 2020 and the first nine months of 2021, the Company has taken and is continuing to take precautions to protect the safety and well-being of the Bank’s employees and customers during COVID-19. The Bank has implemented additional safety policies and procedures and follows guidance issued by the Centers for Disease Control and Prevention, state health authorities, and state and local executive orders where our branches and corporate offices are located. The Bank remains very focused on the safety and well-being of its employees and customers during COVID-19 and is committed to safely and responsibly operating its branch network and maintaining appropriate staffing in each branch.

COVID-19 has adversely affected the Company’s business, financial condition, and results of operations since the first quarter of 2020. The duration, nature and severity of future impacts of COVID-19 on the Company’s operational and financial performance will depend on future developments with respect to COVID-19, all of which remain highly uncertain and cannot be predicted, and new information may emerge concerning the nature and severity of the COVID-19 pandemic, the emergence of new COVID-19 variants, short- and long-term health impacts, the actions to contain the pandemic or address its impacts (including the efficacy of vaccine and treatment developments and the success of vaccination programs), the pace and durability of any economic recovery, and unforeseen effects of the pandemic, among others. Other national health concerns, including the outbreak of other contagious diseases or pandemics, may adversely affect the Company in the future.

Net Interest Income

	For the Three Months Ended
	September 30,
	2021	2020	Change

	(Dollars in thousands)
Average interest-earning assets	$17,910,389	$17,748,152	$162,237
Interest and dividend income	$146,379	$157,414	$(11,035)
Interest and dividend income (FTE) (1)	$149,543	$160,315	$(10,772)
Yield on interest-earning assets	3.24%	3.53%	(29)	bps
Yield on interest-earning assets (FTE) (1)	3.31%	3.59%	(28)	bps
Average interest-bearing liabilities	$11,908,809	$12,444,083	$(535,274)
Interest expense	$8,891	$20,033	$(11,142)
Cost of interest-bearing liabilities	0.30%	0.64%	(34)	bps
Cost of funds	0.19%	0.45%	(26)	bps
Net interest income	$137,488	$137,381	$107
Net interest income (FTE) (1)	$140,652	$140,282	$370
Net interest margin	3.05%	3.08%	(3)	bps
Net interest margin (FTE) (1)	3.12%	3.14%	(2)	bps

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the third quarter of 2021, net interest income was $137.5 million, and net interest income (FTE)(+) was $140.7 million, both of which were in line with the third quarter of 2020. In the third quarter of 2021, net interest margin decreased 3 basis points to 3.05% from 3.08% in the third quarter of 2020, and net interest margin (FTE)(+) decreased 2 basis points compared to the third quarter of 2020. The decline in net interest margin and net interest margin (FTE)(+) measures were primarily driven by a decrease in the yield on interest-earning assets, partially offset by a decrease in the cost of funds. The decline in the Company’s earning asset yields was primarily driven by the impact of excess liquidity, and declines in loan and investment securities yields, as a result of the decrease in market interest rates. The cost of funds decline was driven by lower deposit costs and wholesale borrowing costs driven by lower market interest rates and a favorable funding mix.

	For the Nine Months Ended
	September 30,
	2021	2020	Change

	(Dollars in thousands)
Average interest-earning assets	$17,824,607	$16,809,423	$1,015,184
Interest and dividend income	$444,904	$491,607	$(46,703)
Interest and dividend income (FTE) (1)	$454,265	$500,069	$(45,804)
Yield on interest-earning assets	3.34%	3.91%	(57)	bps
Yield on interest-earning assets (FTE) (1)	3.41%	3.97%	(56)	bps
Average interest-bearing liabilities	$11,939,838	$12,200,209	$(260,371)
Interest expense	$31,970	$81,913	$(49,943)
Cost of interest-bearing liabilities	0.36%	0.90%	(54)	bps
Cost of funds	0.24%	0.65%	(41)	bps
Net interest income	$412,934	$409,694	$3,240
Net interest income (FTE) (1)	$422,295	$418,156	$4,139
Net interest margin	3.10%	3.26%	(16)	bps
Net interest margin (FTE) (1)	3.17%	3.32%	(15)	bps

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these measures, including a reconciliation of these measures to the most directly comparable financial measures calculated in accordance with GAAP.

For the first nine months of 2021, net interest income was $412.9 million, an increase of $3.2 million from the same period of 2020. For the first nine months of 2021, net interest income (FTE)(+) was $422.3 million, an increase of $4.1 million from the same period of 2020. The increases in both net interest income and net interest income (FTE)(+) were primarily driven by a decline in interest expense due to decreased deposit costs and a favorable funding mix partially offset by lower interest income due to lower earning asset yields and an unfavorable earning asset mix. In the first nine months of 2021, net interest margin decreased 16 basis points to 3.10% from 3.26% in the first nine months of 2020, and net interest margin (FTE)(+) decreased 15 basis points compared to the first nine months of 2020. The net decline in net interest margin and net interest margin (FTE)(+) measures were primarily driven by a decrease in the yield on interest-earning assets, partially offset by a decrease in the cost of funds. The decline in the Company’s earning asset yields was primarily driven by the impact of excess liquidity and declines in loan and investment securities yields, as a result of the decrease in market interest rates. The cost of funds decline was driven by lower deposit costs and wholesale borrowing costs driven by lower market interest rates and a favorable funding mix.

In response to COVID-19, the FOMC reduced its Federal Funds target rates to its current range of 0% to 0.25%, compared to an upper bound in the Federal Funds target rate of 1.75% during the first quarter of 2020. As a consequence of reduced short-term rates, the Company has seen compression on its net interest margin as earning asset yields have decreased by more than the decrease in the Company’s cost of funds due primarily to the impact of excess liquidity.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2021			2020
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$2,248,478	$11,230	1.98%	$1,738,033	$10,275	2.35%
Tax-exempt	1,431,499	12,480	3.46%	1,153,177	10,886	3.76%
Total securities	3,679,977	23,710	2.56%	2,891,210	21,161	2.91%
Loans, net (3) (4)	13,451,674	125,290	3.70%	14,358,666	138,635	3.84%
Other earning assets	778,738	543	0.28%	498,276	519	0.41%
Total earning assets	17,910,389	$149,543	3.31%	17,748,152	$160,315	3.59%
Allowance for credit losses	(117,414)			(174,171)
Total non-earning assets	2,263,595			2,211,186
Total assets	$20,056,570			$19,785,167
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,345,410	$1,501	0.07%	$7,834,317	$4,684	0.24%
Regular savings	1,058,284	55	0.02%	845,936	128	0.06%
Time deposits (5)	2,109,131	4,281	0.81%	2,579,991	10,756	1.66%
Total interest-bearing deposits	11,512,825	5,837	0.20%	11,260,244	15,568	0.55%
Other borrowings (6)	395,984	3,054	3.06%	1,183,839	4,465	1.50%
Total interest-bearing liabilities	11,908,809	$8,891	0.30%	12,444,083	$20,033	0.64%
Noninterest-bearing liabilities:
Demand deposits	5,205,319			4,320,225
Other liabilities	224,410			372,082
Total liabilities	17,338,538			17,136,390
Stockholders' equity	2,718,032			2,648,777
Total liabilities and stockholders' equity	$20,056,570			$19,785,167
Net interest income		$140,652			$140,282
Interest rate spread			3.01%			2.95%
Cost of funds			0.19%			0.45%
Net interest margin			3.12%			3.14%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $4.2 million and $3.8 million for the three months ended September 30, 2021 and 2020, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes amortization of $8,000 for the three months ended September 30, 2021 and accretion of $26,000 for the three months ended September 30, 2020, for the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $203,000 and $167,000 for the three months ended September 30, 2021 and 2020, respectively, in amortization of the fair market value adjustments related to acquisitions.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2021			2020
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$2,062,486	$32,102	2.08%	$1,676,528	$33,170	2.64%
Tax-exempt	1,375,799	36,421	3.54%	1,044,633	31,038	3.97%
Total securities	3,438,285	68,523	2.66%	2,721,161	64,208	3.15%
Loans, net (3) (4)	13,827,002	384,252	3.72%	13,639,401	433,286	4.24%
Other earning assets	559,320	1,490	0.36%	448,861	2,575	0.77%
Total earning assets	17,824,607	$454,265	3.41%	16,809,423	$500,069	3.97%
Allowance for credit losses	(137,589)			(138,524)
Total non-earning assets	2,203,137			2,166,681
Total assets	$19,890,155			$18,837,580
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,189,587	$5,462	0.09%	$7,415,491	$26,508	0.48%
Regular savings	1,005,537	169	0.02%	792,994	409	0.07%
Time deposits (5)	2,288,530	16,572	0.97%	2,667,267	37,026	1.85%
Total interest-bearing deposits	11,483,654	22,203	0.26%	10,875,752	63,943	0.79%
Other borrowings (6)	456,184	9,767	2.86%	1,324,457	17,970	1.81%
Total interest-bearing liabilities	11,939,838	$31,970	0.36%	12,200,209	$81,913	0.90%
Noninterest-bearing liabilities:
Demand deposits	4,949,816			3,756,957
Other liabilities	271,896			338,558
Total liabilities	17,161,550			16,295,724
Stockholders' equity	2,728,605			2,541,856
Total liabilities and stockholders' equity	$19,890,155			$18,837,580
Net interest income		$422,295			$418,156
Interest rate spread			3.05%			3.07%
Cost of funds			0.24%			0.65%
Net interest margin			3.17%			3.32%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $12.6 million and $19.8 million for the nine months ended September 30, 2021 and 2020, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $24,000 and $110,000 for the nine months ended September 30, 2021 and 2020, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $603,000 and $445,000 for the nine months ended September 30, 2021 and 2020, respectively, in amortization of the fair market value adjustments related to acquisitions.

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

	Three Months Ended			Nine Months Ended
	September 30, 2021 vs. September 30, 2020			September 30, 2021 vs. September 30, 2020
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$2,711	$(1,756)	$955	$6,791	$(7,859)	$(1,068)
Tax-exempt	2,475	(881)	1,594	9,041	(3,658)	5,383
Total securities	5,186	(2,637)	2,549	15,832	(11,517)	4,315
Loans, net (1)	(8,559)	(4,786)	(13,345)	5,886	(54,920)	(49,034)
Other earning assets	231	(207)	24	527	(1,612)	(1,085)
Total earning assets	$(3,142)	$(7,630)	$(10,772)	$22,245	$(68,049)	$(45,804)
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$287	$(3,470)	$(3,183)	$2,511	$(23,557)	$(21,046)
Regular savings	27	(100)	(73)	89	(329)	(240)
Time Deposits (2)	(1,699)	(4,776)	(6,475)	(4,682)	(15,772)	(20,454)
Total interest-bearing deposits	(1,385)	(8,346)	(9,731)	(2,082)	(39,658)	(41,740)
Other borrowings (3)	(4,180)	2,769	(1,411)	(15,400)	7,197	(8,203)
Total interest-bearing liabilities	(5,565)	(5,577)	(11,142)	(17,482)	(32,461)	(49,943)
Change in net interest income	$2,423	$(2,053)	$370	$39,727	$(35,588)	$4,139

(1) The rate-related change in interest income on loans includes the impact of higher accretion of $362,000 for the three month change and lower accretion of $7.2 million for the nine month change of the acquisition-related fair market value adjustments.

(2) The rate-related change in interest expense on deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $34,000 and $86,000 for the three-and-nine-month change, respectively.

(3) The rate-related change in interest expense on other borrowings includes the impact of higher amortization of the acquisition-related fair market value adjustments of $36,000 and $158,000 for the three-and-nine-month change, respectively.

The Company’s net interest margin (FTE) includes the impact of acquisition accounting fair value adjustments. The impact of net accretion related to acquisition accounting fair value adjustments for the first, second and third quarters of 2020, and the first, second and third quarters of 2021 are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Accretion (Amortization)	Amortization	Total
For the quarter ended March 31, 2020	$9,528	$50	$(138)	$9,440
For the quarter ended June 30, 2020	6,443	34	(140)	6,337
For the quarter ended September 30, 2020	3,814	26	(167)	3,673
For the quarter ended March 31, 2021	4,287	20	(198)	4,109
For the quarter ended June 30, 2021	4,132	12	(202)	3,942
For the quarter ended September 30, 2021	4,176	(8)	(203)	3,965

Noninterest Income

	For the Three Months Ended
	September 30,		Change
	2021	2020	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$7,198	$6,041	$1,157	19.2%
Other service charges, commissions, and fees	1,534	1,621	(87)	(5.4)%
Interchange fees	2,203	1,979	224	11.3%
Fiduciary and asset management fees	7,029	6,045	984	16.3%
Mortgage banking income	4,818	8,897	(4,079)	(45.8)%
Gains on securities transactions	9	18	(9)	(50.0)%
Bank owned life insurance income	2,727	3,421	(694)	(20.3)%
Loan-related interest rate swap fees	1,102	3,170	(2,068)	(65.2)%
Other operating income	3,318	3,215	103	3.2%
Total noninterest income	$29,938	$34,407	$(4,469)	(13.0)%

Noninterest income decreased $4.5 million or 13.0% to $29.9 million for the quarter ended September 30, 2021, compared to $34.4 million for the quarter ended September 30, 2020. The decrease was primarily driven by a decrease in mortgage banking income of $4.1 million due to lower mortgage origination volumes and a decrease in loan-related interest swap income of $2.1 million due to lower transaction volumes. Partially offsetting these decreases was an increase of $1.2 million in service charges on deposit accounts and an increase of $1.0 million in fiduciary and asset management fees due to growth in assets under management.

	For the Nine Months Ended
	September 30,		Change
	2021	2020	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$19,314	$18,549	$765	4.1%
Other service charges, commissions, and fees	4,970	4,600	370	8.0%
Interchange fees	6,252	5,300	952	18.0%
Fiduciary and asset management fees	20,323	17,543	2,780	15.8%
Mortgage banking income	17,692	16,744	948	5.7%
Gains on securities transactions	87	12,293	(12,206)	(99.3)%
Bank owned life insurance income	8,202	7,498	704	9.4%
Loan-related interest rate swap fees	4,176	12,602	(8,426)	(66.9)%
Other operating income	8,372	4,116	4,256	103.4%
Total noninterest income	$89,388	$99,245	$(9,857)	(9.9)%

Noninterest income decreased $9.9 million or 9.9% to $89.4 million for the nine months ended September 30, 2021, compared to $99.2 million for the nine months ended September 30, 2020. Excluding gains on securities transactions and losses related to balance sheet repositioning, adjusted operating noninterest income(+) for the nine months ended September 30, 2021 remained comparable with a slight decrease of $580,000 or 0.7% compared to the nine months ended September 30, 2020. Key changes from the first nine months of 2020 to the same period during 2021 related to fiduciary and asset management fees increasing $2.8 million due to growth in assets under management and other operating income increasing primarily due to the change in unrealized gains on equity method investments of approximately $4.3 million. Partially offsetting these increases was a decrease in loan-related interest swap income of $8.4 million due to lower transaction volumes.

Noninterest Expense

	For the Three Months Ended
	September 30,		Change
	2021	2020	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$53,534	$49,000	$4,534	9.3%
Occupancy expenses	7,251	7,441	(190)	(2.6)%
Furniture and equipment expenses	4,040	3,895	145	3.7%
Technology and data processing	7,534	6,564	970	14.8%
Professional services	3,792	2,914	878	30.1%
Marketing and advertising expense	2,548	2,631	(83)	(3.2)%
FDIC assessment premiums and other insurance	2,172	1,811	361	19.9%
Other taxes	4,432	4,124	308	7.5%
Loan-related expenses	1,503	2,314	(811)	(35.0)%
Amortization of intangible assets	3,381	4,053	(672)	(16.6)%
Other expenses	5,156	8,475	(3,319)	(39.2)%
Total noninterest expense	$95,343	$93,222	$2,121	2.3%

Noninterest expense increased $2.1 million or 2.3% to $95.3 million for the quarter ended September 30, 2021 compared to $93.2 million for the quarter ended September 30, 2020. The increase was mainly driven by higher salaries and benefits of $4.5 million, technology and data processing of approximately $1.0 million, and professional services of approximately $878,000. Other expenses decreased $3.3 million, primarily due to a decrease in expenses associated with the Company’s 2020 expense reduction plans, which totaled $2.6 million for the quarter ended September 30, 2020, and primarily included branch closure costs that were not incurred during the third quarter of 2021.

	For the Nine Months Ended
	September 30,		Change
	2021	2020	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$156,959	$149,013	$7,946	5.3%
Occupancy expenses	21,705	21,798	(93)	(0.4)%
Furniture and equipment expenses	11,919	11,042	877	7.9%
Technology and data processing	21,657	19,187	2,470	12.9%
Professional services	13,161	9,211	3,950	42.9%
Marketing and advertising expense	7,330	7,413	(83)	(1.1)%
FDIC assessment premiums and other insurance	6,798	7,578	(780)	(10.3)%
Other taxes	13,303	12,364	939	7.6%
Loan-related expenses	5,289	7,512	(2,223)	(29.6)%
Amortization of intangible assets	10,679	12,676	(1,997)	(15.8)%
Loss on debt extinguishment	14,695	10,306	4,389	42.6%
Other expenses	15,756	23,581	(7,825)	(33.2)%
Total noninterest expense	$299,251	$291,681	$7,570	2.6%

Noninterest expense increased $7.6 million or 2.6% to $299.3 million for the nine months ended September 30, 2021, compared to $291.7 million for the nine months ended September 30, 2020. Excluding amortization of intangible assets and losses on debt extinguishment, adjusted operating noninterest expense(+) for the nine months ended September 30, 2021 increased $5.2 million or 1.9% compared to the nine months ended September 30, 2020. The increase was primarily driven by an increase of $7.9 million in salaries and benefits due to higher wages, contract labor costs, and performance based variable incentive compensation, $4.0 million in professional services costs due to an increase in legal fees and costs related to strategic projects, and $2.5 million in technology and data processing expenses. These increases were partially offset by a decrease in other operating expenses driven by a decrease in loan-related expenses of $2.2 million due to lower third-party lending costs, and a decrease of $2.3 million in OREO and credit-related expenses, reflecting the impact of $1.8 million in gains on the sale of closed branches recorded as a reduction in other expenses in the current year and also reflecting the impact of the Company’s continued low levels of nonperforming assets.

Noninterest expense for the nine months ended September 30, 2021 included $1.2 million in real-estate related branch closure costs, compared to $4.9 million during the nine months ended September 30, 2020.

Noninterest expense for the nine months ended September 30, 2021 included approximately $500,000 in costs related to the Company’s response to COVID-19, compared to $1.6 million during the nine months ended September 30, 2020, and approximately $640,000 during the nine months ended September 30, 2021 in expenses associated with PPP loan forgiveness processing, specific to technology, digital and contract worker spending, which were not incurred in the prior period.

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

The effective tax rate for the three months ended September 30, 2021 and 2020 was 18.0% and 15.3%, respectively. The effective tax rate for the nine months ended September 30, 2021 and 2020 was 17.8% and 15.1%, respectively. The increase in the effective tax rates is primarily due to the lower proportion of tax-exempt income to pre-tax income in the 2021 periods.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

Assets

At September 30, 2021, total assets were $19.9 billion, an increase of $307.2 million or approximately 2.1% (annualized) from $19.6 billion at December 31, 2020. Total assets have remained relatively consistent from December 31, 2020 to September 30, 2021, with loans declining due to PPP forgiveness and the negative impacts of increased loan paydowns, cash and cash equivalents increasing due to excess liquidity, and net growth in the investment securities portfolio.

Loans held for investment (net of deferred fees and costs) were $13.1 billion, including $466.6 million in PPP loans, at September 30, 2021, a decrease of $881.7 million or 8.4% (annualized) from December 31, 2020.  Excluding the effects of the PPP(+), loans held for investment (net of deferred fees and costs) decreased $168.8 million or 1.8% (annualized) during this period. For the quarter ended September 30, 2021, quarterly average loans decreased $907.0 million compared to the quarter ended September 30, 2020. Excluding the effects of the PPP(+), quarterly average loans for the quarter ended September 30, 2021 increased $44.0 million or 0.3% from the quarter ended September 30, 2020. Refer to "Loan Portfolio" within Item 2 and Note 3 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 for additional information on the Company’s loan activity.

Liabilities and Stockholders’ Equity

At September 30, 2021, total liabilities were $17.2 billion, an increase of $321.3 million from $16.9 billion at December 31, 2020.

Total deposits were $16.6 billion at September 30, 2021, an increase of $899.4 million or approximately 7.6% (annualized) from December 31, 2020. For the quarter ended September 30, 2021, quarterly average deposits increased $1.1 billion or 7.3% compared to the quarter ended September 30, 2020 primarily due to additional liquidity of bank customers due to higher levels of government assistance programs responding to the COVID-19 pandemic. Refer to “Deposits” within this Item 2 for further discussion on this topic.

Total short-term and long-term borrowings decreased from $840.7 million at December 31, 2020 to $385.8 million at September 30, 2021. The Company prepaid a $200.0 million long-term FHLB advance during the first quarter of 2021. At September 30, 2021, the Company no longer has any federal funds purchased or short-term advances with the FHLB as compared to $150.0 million and $100.0 million at December 31, 2020, respectively. Refer to Note 6 “Borrowings” in Part I of Item I for further discussion on this topic.

At September 30, 2021, stockholders’ equity was $2.7 billion, a decrease of $14.1 million from December 31, 2020. Refer to “Capital Resources” within this Item 2, as well as Note 9 "Stockholders’ Equity" in Part I, Item 1 for additional information on the Company’s capital ratios.

For information related to the Company’s stock repurchase activity and the Repurchase Program, please refer to Note 9 “Stockholders’ Equity” in Part I, Item 1 and Part II, Item 2 of this Quarterly Report.

The Company declared and paid a cash dividend of $0.28 per common share during the third quarter of 2021. Dividends for the nine months ended September 30, 2021 were $0.81, an increase of $0.06 per common share, or 8.0% compared to the nine months ended September 30, 2020. During the third quarter of 2021, the Board also declared and paid a quarterly dividend on the outstanding shares of Series A Preferred Stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share). Dividends paid on the outstanding shares of Series A Preferred Stock for the nine months ended September 30, 2021 were $515.64 per share (equivalent to $1.29 per outstanding depositary share).

Securities

At September 30, 2021, the Company had total investments in the amount of $3.8 billion, or 19.1% of total assets, as compared to $3.2 billion, or 16.2% of total assets, at December 31, 2020. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are agency-backed securities, which have a government guarantee. The investment portfolio has a high percentage of municipal securities; therefore, the Company earns a higher taxable equivalent yield on its portfolio as compared to many of its peers. For information regarding the hedge transaction related to available for sale securities, see Note 8 "Derivatives" in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the dates indicated (dollars in thousands):

	September 30,	December 31,
	2021	2020
Available for Sale:
U.S. government and agency securities	$74,818	$13,394
Obligations of states and political subdivisions	998,881	837,326
Corporate and other bonds	149,028	151,078
Mortgage-backed securities
Commercial	440,342	388,684
Residential	1,530,471	1,148,312
Total mortgage-back securities	1,970,813	1,536,996
Other securities	1,636	1,625
Total AFS securities, at fair value	3,195,176	2,540,419
Held to Maturity:
U.S. government and agency securities	2,637	2,751
Obligations of states and political subdivisions	528,157	536,767
Mortgage-backed securities
Commercial	4,928	5,333
Residential	—	—
Total mortgage-back securities	4,928	5,333
Total held to maturity securities, at carrying value	535,722	544,851
Restricted Stock:
Federal Reserve Bank stock	67,032	67,032
FHLB stock	9,793	27,750
Total restricted stock, at cost	76,825	94,782
Total investments	$3,807,723	$3,180,052

The following table summarizes the contractual maturity of AFS securities at fair value and their weighted average yields as of September 30, 2021 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Amortized cost	$—	$—	$74,214	$—	$74,214
Fair value	—	—	74,818	—	74,818
Weighted average yield (1)	—%	—%	1.48%	—%	1.48%

Obligations of states and political subdivisions:
Amortized cost	$2,276	$16,261	$44,408	$909,042	$971,987
Fair value	2,325	16,897	46,525	933,134	998,881
Weighted average yield (1)	4.93%	2.78%	2.63%	2.77%	2.77%

Corporate bonds and other securities:
Amortized cost	$1,636	$12,799	$111,069	$21,283	$146,787
Fair value	1,636	13,127	114,498	21,403	150,664
Weighted average yield (1)	0.72%	4.14%	4.11%	1.81%	3.74%

Mortgage backed securities:
Commercial
Amortized cost	$7,886	$134,472	$23,887	$267,487	$433,732
Fair value	7,941	138,840	24,277	269,284	440,342
Weighted average yield (1)	2.35%	3.23%	2.46%	2.23%	2.56%
Residential
Amortized cost	$25	$11,861	$63,299	$1,448,351	$1,523,536
Fair value	25	11,972	65,322	1,453,152	1,530,471
Weighted average yield (1)	2.78%	2.47%	2.33%	1.75%	1.78%
Total mortgage-backed securities
Amortized cost	$7,911	$146,333	$87,186	$1,715,838	$1,957,268
Fair value	7,966	150,812	89,599	1,722,436	1,970,813
Weighted average yield (1)	2.36%	3.16%	2.37%	1.83%	1.95%

Total AFS securities:
Amortized cost	$11,823	$175,393	$316,877	$2,646,163	$3,150,256
Fair value	11,927	180,836	325,440	2,676,973	3,195,176
Weighted average yield (1)	2.63%	3.20%	2.81%	2.15%	2.28%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of HTM securities at carrying value and their weighted average yields as of September 30, 2021 (dollars in thousands):

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities
Carrying value	$1,526	$—	$1,111	$—	$2,637
Fair value	1,518	—	1,113	—	2,631
Weighted average yield (1)	4.27%	—%	4.05%	—%	4.18%

Obligations of states and political subdivisions:
Carrying value	$1,975	$5,890	$12,950	$507,342	$528,157
Fair value	1,994	6,142	14,978	567,806	590,920
Weighted average yield (1)	2.32%	2.60%	4.35%	4.10%	4.08%

Mortgage backed securities:
Commercial
Amortized cost	$—	$—	$—	$4,928	$4,928
Fair value	—	—	—	4,901	4,901
Weighted average yield (1)	—%	—%	—%	4.92%	4.92%
Residential
Amortized cost	$—	$—	$—	$—	$—
Fair value	—	—	—	—	—
Weighted average yield (1)	—%	—%	—%	—%	—%
Total mortgage-backed securities
Amortized cost	$—	$—	$—	$4,928	$4,928
Fair value	—	—	—	4,901	4,901
Weighted average yield (1)	—%	—%	—%	4.92%	4.92%

Total HTM securities:
Carrying value	$3,501	$5,890	$14,061	$512,270	$535,722
Fair value	3,512	6,142	16,091	572,707	598,452
Weighted average yield (1)	3.17%	2.60%	4.33%	4.10%	4.09%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of September 30, 2021, the Company maintained a diversified municipal bond portfolio with approximately 64% of its holdings in general obligation issues and the majority of the remainder backed by revenue bonds. Issuances within the state of Texas represented 20% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

The Company has continued to see elevated customer deposit balances as a result of the impacts of COVID-19 as a result of government stimulus programs. As a result of the increases in customer deposits, the Company has reduced its wholesale borrowings during 2020 and in the first three quarters of 2021.  The Company considers a portion of the increases in customer deposits to be temporary, which it expects will result in outflows in subsequent quarters.

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

As of September 30, 2021, liquid assets totaled $6.8 billion or 34.3% of total assets, and liquid earning assets totaled $6.6 billion or 37.0% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of September 30, 2021, loan payments of approximately $5.4 billion or 40.7% of total loans are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $380.3 million or 10.0% of total securities are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

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

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $13.1 billion at September 30, 2021, $14.0 billion at December 31, 2020, and $14.4 billion at September 30, 2020. Commercial & industrial loans and commercial real estate-non-owner occupied loans represented the Company’s largest categories at September 30, 2021. Commercial and industrial loans included approximately $455.8 million in loans from the PPP loan program as of September 30, 2021.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of and for the quarters ended (dollars in thousands):

	September 30, 2021		June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020
Commercial loans:
Construction and Land Development	$877,351	6.7%	$838,722	6.1%	$884,303	6.2%	$925,798	6.6%	$1,207,190	8.4%
Commercial Real Estate - Owner Occupied	2,027,299	15.4%	2,069,658	15.1%	2,083,155	14.6%	2,128,909	15.2%	2,107,333	14.7%
Commercial Real Estate - Non-Owner Occupied	3,730,720	28.4%	3,712,607	27.1%	3,671,471	25.7%	3,657,562	26.1%	3,497,929	24.3%
Multifamily Real Estate	776,287	5.9%	860,081	6.3%	842,906	5.9%	814,745	5.8%	731,582	5.1%
Commercial & Industrial	2,580,190	19.6%	2,990,622	21.8%	3,599,884	25.2%	3,263,460	23.3%	3,536,249	24.6%
Residential 1-4 Family - Commercial	624,347	4.8%	637,485	4.7%	658,051	4.6%	671,949	4.8%	696,944	4.8%
Other Commercial	535,143	4.1%	600,276	4.4%	529,748	3.7%	489,975	3.5%	494,084	3.4%
Total Commercial Loans	$11,151,337	84.9%	$11,709,451	85.5%	$12,269,518	85.9%	$11,952,398	85.3%	$12,271,311	85.3%
Consumer loans:
Residential 1-4 Family - Consumer	$822,971	6.3%	$823,355	6.0%	$816,916	5.7%	$822,866	5.8%	$830,144	5.8%
Residential 1-4 Family - Revolving	557,803	4.2%	559,014	4.1%	563,786	4.0%	596,996	4.2%	618,320	4.3%
Auto	425,436	3.2%	411,073	3.0%	406,349	2.9%	401,324	2.9%	387,417	2.7%
Consumer	182,039	1.4%	195,036	1.4%	215,711	1.5%	247,730	1.8%	276,023	1.9%
Total Consumer Loans	$1,988,249	15.1%	$1,988,478	14.5%	$2,002,762	14.1%	$2,068,916	14.7%	$2,111,904	14.7%
Total loans held for investment	$13,139,586	100.0%	$13,697,929	100.0%	$14,272,280	100.0%	$14,021,314	100.0%	$14,383,215	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of September 30, 2021 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total	Less than 1			More than 5			More than 5
	Maturities	year	Total	1-5 years	years	Total	1-5 years	years
Construction and Land Development	$877,351	$395,868	$328,559	$267,643	$60,916	$152,924	$92,457	$60,467
Commercial Real Estate - Owner Occupied	2,027,299	172,203	630,565	133,535	497,030	1,224,531	539,635	684,896
Commercial Real Estate - Non-Owner Occupied	3,730,720	466,112	1,885,139	779,672	1,105,467	1,379,469	1,018,486	360,983
Multifamily Real Estate	776,287	71,924	469,310	131,776	337,534	235,053	168,287	66,766
Commercial & Industrial	2,580,190	402,254	1,096,894	923,938	172,956	1,081,042	784,645	296,397
Residential 1-4 Family - Commercial	624,347	100,988	133,031	27,656	105,375	390,328	296,776	93,552
Residential 1-4 Family - Consumer	822,971	1,043	224,994	2,045	222,949	596,934	13,015	583,919
Residential 1-4 Family - Revolving	557,803	37,532	501,633	40,830	460,803	18,638	1,573	17,065
Auto	425,436	3,080	—	—	—	422,356	176,417	245,939
Consumer	182,039	8,045	32,016	28,676	3,340	141,978	52,264	89,714
Other Commercial	535,143	33,996	82,719	9,228	73,491	418,428	176,395	242,033
Total loans held for investment	$13,139,586	$1,693,045	$5,384,860	$2,344,999	$3,039,861	$6,061,681	$3,319,950	$2,741,731

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. As reflected in the loan table, at September 30, 2021, the largest components of the Company’s loan portfolio consisted of commercial real estate and commercial & industrial loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Total short-term loan modifications related to COVID-19 are immaterial to the Company as a whole at September 30, 2021.

Asset Quality

Overview

At September 30, 2021, the Company experienced decreases in NPAs compared to December 31, 2020. Accruing past due loan levels as a percentage of total loans held for investment at September 30, 2021 were down from accruing past due loan levels at December 31, 2020 and September 30, 2020.

Net charge-offs decreased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Total net charge-offs as a percentage of total average loans on an annualized basis also decreased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The allowance for credit losses decreased from December 31, 2020 due to lower expected losses than previously estimated as a result of benign credit quality metrics to date, improvements in credit trends particularly during the third quarter of 2021, and an improved economic outlook.

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

As discussed under “Executive Overview” within this Item 2, COVID-19 has had a wide range of economic impacts, including impacts in the Company’s area of operations and on the Company’s clients and borrowers, but the Company has not yet experienced material deterioration in asset quality as compared to asset quality before COVID-19. The Company’s asset quality may in the future be adversely impacted to some degree due to the effects of COVID-19 (including the emergence and impact of new COVID-19 variants), although at this time it is impossible for the Company to estimate either the timing or the magnitude of any such adverse changes in asset quality. The Company continues to monitor asset quality trends and economic and market conditions for indications that COVID-19 may have more significant impacts on the Company’s asset quality than experienced to date. As of September 30, 2021, the Company’s management believes that the ultimate impact of COVID-19 on the Company’s asset quality will be less severe than initially projected at the start of the pandemic, and the Company’s management anticipates economic activity to increase over the next several quarters.

Nonperforming Assets

At September 30, 2021, NPAs totaled $37.2 million, a decrease of $8.1 million from December 31, 2020. NPAs as a percentage of total outstanding loans at September 30, 2021 were 0.28%, a decrease of 4 basis points from 0.32% at December 31, 2020.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
Nonaccrual loans	$35,472	$36,399	$41,866	$42,448	$39,023
Foreclosed properties	1,696	1,696	2,344	2,773	4,159
Total NPAs	37,168	38,095	44,210	45,221	43,182
Loans past due 90 days and accruing interest	11,030	8,746	9,776	13,634	15,661
Total NPAs and loans past due 90 days and accruing interest	$48,198	$46,841	$53,986	$58,855	$58,843

Performing TDRs	$11,335	$13,053	$13,670	$13,961	$14,515

Balances
Allowance for loan and lease losses	$101,798	$118,261	$142,911	$160,540	$174,122
Average loans, net of deferred fees and costs	13,451,674	13,971,939	14,064,123	13,777,467	14,358,666
Loans, net of deferred fees and costs	13,139,586	13,697,929	14,272,280	14,021,314	14,383,215

Ratios
Nonaccrual loans to total loans	0.27%	0.27%	0.29%	0.30%	0.27%
NPAs to total loans	0.28%	0.28%	0.31%	0.32%	0.30%
NPAs to total adjusted loans(1)	0.29%	0.30%	0.35%	0.35%	0.34%
NPAs & loans 90 days past due to total loans	0.37%	0.34%	0.38%	0.42%	0.41%
NPAs to total loans & foreclosed property	0.28%	0.28%	0.31%	0.32%	0.30%
NPAs & loans 90 days past due to total loans & foreclosed property	0.37%	0.34%	0.38%	0.42%	0.41%

(1) Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

The following table shows the activity in nonaccrual loans for the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
Beginning Balance	$36,399	$41,866	$42,448	$39,023	$39,624
Additions	4,177	4,162	3,821	8,211	2,790
Net customer payments	(4,719)	(9,307)	(4,133)	(4,640)	(2,803)
Charge-offs	(385)	(183)	(270)	(146)	(588)
Loans returning to accruing status	—	(153)	—	—	—
Transfers to foreclosed property	—	14	—	—	—
Ending Balance	$35,472	$36,399	$41,866	$42,448	$39,023

The following table presents the composition of nonaccrual loans at the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
Construction and Land Development	$2,710	$2,685	$2,637	$3,072	$3,520
Commercial Real Estate - Owner Occupied	7,786	6,969	7,016	7,128	9,267
Commercial Real Estate - Non-owner Occupied	4,174	3,026	1,958	2,317	1,992
Multifamily Real Estate	113	113	—	33	33
Commercial & Industrial	2,062	1,908	2,023	2,107	1,592
Residential 1-4 Family - Commercial	2,445	4,200	9,190	9,993	5,743
Residential 1-4 Family - Consumer	12,150	13,489	14,770	12,600	12,620
Residential 1-4 Family - Revolving	3,723	3,726	3,853	4,629	3,664
Auto	255	179	303	500	517
Consumer	54	104	116	69	75
Total	$35,472	$36,399	$41,866	$42,448	$39,023

NPAs at September 30, 2021 also includes $1.7 million in foreclosed property, a decrease of $1.1 million or 38.8% from December 31, 2020. The following table shows the activity in foreclosed property for the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
Beginning Balance	$1,696	$2,344	$2,773	$4,159	$4,397
Additions of foreclosed property	—	14	—	—	—
Valuation adjustments	—	—	—	(35)	—
Proceeds from sales	—	(572)	(419)	(1,357)	(254)
Gains (losses) from sales	—	(90)	(10)	6	16
Ending Balance	$1,696	$1,696	$2,344	$2,773	$4,159

The following table presents the composition of the foreclosed property portfolio at the quarter ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
Land	$728	$728	$1,227	$1,227	$1,238
Land Development	894	894	894	1,323	1,965
Residential Real Estate	74	74	60	60	793
Commercial Real Estate	—	—	163	163	163
Total	$1,696	$1,696	$2,344	$2,773	$4,159

Past Due Loans

At September 30, 2021, total accruing past due loans were $38.8 million or 0.30% of total loans held for investment, compared to $49.8 million or 0.36% of total loans held for investment at December 31, 2020 and $50.9 million or 0.35% of total loans held for investment at September 30, 2020. Of the total past due loans still accruing interest $11.0 million or 0.08% of total loans held for investment were past due 90 days or more at September 30, 2021, compared to $13.6 million or 0.10% of total loans held for investment at December 31, 2020 and $15.6 million or 0.11% of total loans held for investment at September 30, 2020.

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

The total recorded investment in TDRs at September 30, 2021 was $18.7 million, a decrease of $1.9 million or 9.3% from $20.6 million at December 31, 2020. Of the $18.7 million of TDRs at September 30, 2021, $11.3 million or 60.6% were considered performing, while the remaining $7.4 million were considered nonperforming. Of the $20.6 million of TDRs at December 31, 2020, $14.0 million or 68.0% were considered performing while the remaining $6.6 million were considered nonperforming. Loans are removed from TDR status in accordance with the established policy described in Note 1 “Summary of Significant Accounting Policies” in the Company’s 2020 Form 10-K.

Net Charge-offs

Including and excluding the impact of the PPP loans(+), net charge-offs were $113,000 or less than 0.01% of total average loans on an annualized basis for the quarter ended September 30, 2021, compared to $1.4 million or 0.04% for the same quarter last year. For the nine months ended September 30, 2021, net charge-offs were $1.4 million or 0.01% of total average loans on an annualized basis, compared to $9.7 million or 0.09% for the same period last year. Excluding the impact of the PPP loans(+), net charge-offs were 0.01% of total adjusted average loans on an annualized basis for the nine months ended September 30, 2021, compared to 0.11% of total adjusted average loans on an annualized basis for the nine months ended September 30, 2020.

Provision for Credit Losses

The Company recorded a negative provision for credit losses of $18.8 million for the quarter ended September 30, 2021 a decrease of $25.4 million compared to the provision for credit losses of $6.6 million recorded during the same quarter of 2020. For the nine months ended September 30, 2021, the Company recorded a negative $59.9 million provision for credit losses, a decrease of $160.8 million compared to the provision for credit losses of $100.9 million recorded during the same period last year. The provision for credit losses for the third quarter of 2021 reflected a negative provision of $16.3 million in provision for loan losses and negative $2.5 million in provision for unfunded commitments. The decrease in the provision for credit losses as compared to the same quarter in 2020 was driven by the benign credit impacts since the pandemic began, the significant recovery in the economy since last year, as well as the improvement in the economic forecast utilized in estimating the ACL as of September 30, 2021.

Allowance for Credit Losses

At September 30, 2021, the ACL was $109.3 million and included an ALLL of $101.8 million and an RUC of $7.5 million. The ACL decreased $61.2 million from December 31, 2020, including a decline in the ALLL of $58.7 million and a decline in the RUC of $2.5 million. The decline in the ACL was primarily due to negative provisions for credit losses that were driven by lower expected losses than previously estimated as a result of benign credit quality metrics to date and an improved economic outlook due to the roll-out of COVID-19 vaccines, as well as additional government stimulus inclusive of more PPP funding.

The ACL as a percentage of the total loan portfolio was 0.83% at September 30, 2021 and 1.22% at December 31, 2020. The ACL as a percentage of total adjusted loans(+) decreased 47 bps from December 31, 2020 to 0.86% at September 30, 2021.

The ALLL as a percentage of the total loan portfolio was 0.77% at September 30, 2021 and 1.14% at December 31, 2020. When excluding PPP loans(+), which are 100% guaranteed by the SBA, the ALLL as a percentage of total adjusted loans decreased 45 bps to 0.80% at September 30, 2021 from 1.25% at December 31, 2020.

The following table summarizes activity in the ALLL during the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
ALLL Balance, beginning of period	$118,261	$142,911	$160,540	$174,122	$169,977
Less: Loans charged-off:
Commercial	967	891	1,974	1,118	995
Consumer	1,299	1,054	1,667	2,268	1,983
Total loans charged-off	2,266	1,945	3,641	3,386	2,978
Add: Recoveries:
Commercial	1,281	1,042	1,606	937	718
Consumer	872	834	863	680	848
Total recoveries	2,153	1,876	2,469	1,617	1,566
Net charge-offs	113	69	1,172	1,769	1,412
Add: Provision for loan losses	(16,350)	(24,581)	(16,457)	(11,813)	5,557
ALLL Balance, end of period	$101,798	$118,261	$142,911	$160,540	$174,122

Total RUC	$7,500	$10,000	$12,833	$10,000	$12,000
Total ACL	$109,298	$128,261	$155,744	$170,540	$186,122

ALLL to loans	0.77%	0.86%	1.00%	1.14%	1.21%
ALLL to adjusted loans(1)	0.80%	0.92%	1.12%	1.25%	1.36%
ACL to loans	0.83%	0.94%	1.09%	1.22%	1.29%
ACL to adjusted loans(1)	0.86%	1.00%	1.22%	1.33%	1.46%
Net charge-offs to average loans	0.00%	0.00%	0.03%	0.05%	0.04%
Net charge-offs to adjusted average loans(1)	0.00%	0.00%	0.04%	0.06%	0.04%
Provision for loan losses to average loans	(0.48)%	(0.71)%	(0.47)%	(0.33)%	0.15%
Provision for loan losses to adjusted average loans(1)	(0.51)%	(0.77)%	(0.52)%	(0.37)%	0.17%

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

The following table shows the ALLL by loan segment and the percentage of the loan portfolio that the related ALLL covers as of the quarters ended (dollars in thousands):

	September 30,		June 30,		March 31,		December 31,		September 30,
	2021		2021		2021		2020		2020
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$74,978	84.9%	$89,837	85.5%	$106,432	85.9%	$117,403	85.3%	$126,655	85.3%
Consumer	26,820	15.1%	28,424	14.5%	36,479	14.1%	43,137	14.7%	47,467	14.7%
Total	$101,798	100.0%	$118,261	100.0%	$142,911	100.0%	$160,540	100.0%	$174,122	100.0%

(1) Represents the loan balance divided by total loans held for investment.

Deposits

As of September 30, 2021, total deposits were $16.6 billion, an increase of $899.4 million or 7.6% annualized from December 31, 2020. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $2.0 billion accounted for 18.1% of total interest-bearing deposits at September 30, 2021.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	September 30, 2021		December 31, 2020
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Non-interest bearing	$5,328,838	32.0%	$4,368,703	27.8%
NOW accounts	4,016,505	24.2%	3,621,181	23.0%
Money market accounts	4,152,986	25.0%	4,248,335	27.0%
Savings accounts	1,079,735	6.5%	904,095	5.8%
Time deposits of $100,000 and over(1)	1,179,417	7.1%	1,532,082	9.7%
Other time deposits	864,679	5.2%	1,048,369	6.7%
Total Deposits	$16,622,160	100.0%	$15,722,765	100.0%

(1) Includes time deposits of $250,000 and over of $546.2 million and $654.2 million as of September 30, 2021 and December 31, 2020, respectively.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of September 30, 2021 and December 31, 2020, there were $0 and $145.9 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets. The reduced usage of purchased certificates of deposit in 2021 is due to the increase in customer deposits.

Maturities of time deposits of $100,000 or more as of September 30, 2021 were as follows (dollars in thousands):

Amount
Within 3 Months	$287,135
3 - 6 Months	258,953
6 - 12 Months	288,793
Over 12 Months	344,536
Total	$1,179,417

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

The table summarizes the Company’s capital and related ratios for the periods presented (3) (dollars in thousands):

	September 30,	December 31,	September 30,
	2021	2020	2020
Common equity Tier 1 capital	$ 1,541,325	$ 1,512,507	$ 1,470,639
Tier 1 capital	1,707,681	1,678,863	1,636,995
Tier 2 capital	340,464	384,494	401,456
Total risk-based capital	2,048,146	2,063,356	2,038,451
Risk-weighted assets	14,858,407	14,739,253	14,644,960
Capital ratios:
Common equity Tier 1 capital ratio	10.37%	10.26%	10.04%
Tier 1 capital ratio	11.49%	11.39%	11.18%
Total capital ratio	13.78%	14.00%	13.92%
Leverage ratio (Tier 1 capital to average assets)	8.97%	8.95%	8.82%
Capital conservation buffer ratio (1)	5.49%	5.39%	5.18%
Common equity to total assets	12.68%	12.95%	12.52%
Tangible common equity to tangible assets (2)	8.16%	8.31%	7.91%

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

(3) All ratios and amounts at September 30, 2021 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest Income (FTE)
Interest and dividend income (GAAP)	$146,379	$157,414	$444,904	$491,607
FTE adjustment	3,164	2,901	9,361	8,462
Interest and dividend income FTE (non-GAAP)	$149,543	$160,315	$454,265	$500,069
Average earning assets	$17,910,389	$17,748,152	$17,824,607	$16,809,423
Yield on interest-earning assets (GAAP)	3.24%	3.53%	3.34%	3.91%
Yield on interest-earning assets (FTE) (non-GAAP)	3.31%	3.59%	3.41%	3.97%
Net Interest Income (FTE)
Net interest income (GAAP)	$137,488	$137,381	$412,934	$409,694
FTE adjustment	3,164	2,901	9,361	8,462
Net interest income FTE (non-GAAP)	$140,652	$140,282	$422,295	$418,156
Noninterest income (GAAP)	29,938	34,407	89,388	99,245
Total revenue (FTE) (non-GAAP)	$170,590	$174,689	$511,683	$517,401
Average earning assets	$17,910,389	$17,748,152	$17,824,607	$16,809,423
Net interest margin (GAAP)	3.05%	3.08%	3.10%	3.26%
Net interest margin (FTE) (non-GAAP)	3.12%	3.14%	3.17%	3.32%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	September 30,	December 31,	September 30,
	2021	2020	2020
Tangible Assets
Ending Assets (GAAP)	$19,935,657	$19,628,449	$19,930,650
Less: Ending goodwill	935,560	935,560	935,560
Less: Ending amortizable intangibles	46,537	57,185	61,068
Ending tangible assets (non-GAAP)	$18,953,560	$18,635,704	$18,934,022
Tangible Common Equity
Ending Equity (GAAP)	$2,694,439	$2,708,490	$2,660,885
Less: Ending goodwill	935,560	935,560	935,560
Less: Ending amortizable intangibles	46,537	57,185	61,068
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$1,545,985	$1,549,388	$1,497,900
Average equity (GAAP)	$2,718,032	$2,679,170	$2,648,777
Less: Average goodwill	935,560	935,560	935,560
Less: Average amortizable intangibles	48,179	59,031	63,016
Less: Average perpetual preferred stock	166,356	166,356	166,353
Average tangible common equity (non-GAAP)	$1,567,937	$1,518,223	$1,483,848
Tangible common equity to tangible assets (non-GAAP)	8.16%	8.31%	7.91%

Adjusted operating measures exclude the gains or losses related to balance sheet repositioning, principally composed of gains and losses on debt extinguishment and gains or losses on sale of securities. The Company believes these non-GAAP adjusted measures provide investors with important information about the combined economic results of the organization’s operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Adjusted Operating Earnings & EPS
Net income (GAAP)	$74,565	$61,000	$216,138	$98,798
Plus: Net loss related to balance sheet repositioning, net of tax	—	—	11,609	9,539
Less: Gain on sale of securities, net of tax	7	14	69	9,711
Adjusted operating earnings (non-GAAP)	$74,558	$60,986	$227,678	$98,626
Less: Dividends on preferred stock	2,967	2,691	8,901	2,691
Adjusted operating earnings available to common shareholders (non-GAAP)	$71,591	$58,295	$218,777	$95,935

The adjusted operating efficiency ratio (FTE) excludes the amortization of intangible assets and gains or losses related to balance sheet repositioning (principally composed of gains and losses on debt extinguishment). This measure is similar to the measure utilized by the Company when analyzing corporate performance and is also similar to the measure utilized for incentive compensation. Adjusted operating measures exclude the amortization of intangible assets and the gains or losses related to balance sheet repositioning, principally composed of gains and losses on debt extinguishment and gains or losses on sale of securities. The Company believes this adjusted measure provides investors with important information about the combined economic results of the organization’s operations. Net interest income (FTE) and total adjusted revenue (FTE), which are used in computing net interest margin (FTE) and adjusted operating efficiency ratio (FTE), respectively, provide valuable additional insight into the net interest margin and the efficiency ratio by adjusting for differences in tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing yield on earning assets. Interest expense and the related cost of interest-bearing liabilities and cost of funds ratios are not affected by the FTE components.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Adjusted Operating Noninterest Expense, Noninterest Income & Efficiency Ratio
Noninterest expense (GAAP)	$95,343	$93,222	$299,251	$291,681
Less: Amortization of intangible assets	3,381	4,053	10,679	12,676
Less: Losses related to balance sheet repositioning	—	—	14,695	10,306
Adjusted operating noninterest expense (non-GAAP)	$91,962	$89,169	$273,877	$268,699
Noninterest income (GAAP)	$29,938	$34,407	$89,388	$99,245
Plus: Losses related to balance sheet repositioning	—	—	—	(1,769)
Less: Gains on sale of securities	9	18	87	12,293
Adjusted operating noninterest income (non-GAAP)	$29,929	$34,389	$89,301	$88,721
Net interest income (FTE) (non-GAAP)	$140,652	$140,282	$422,295	$418,156
Adjusted operating noninterest income (non-GAAP)	29,929	34,389	89,301	88,721
Total adjusted revenue (FTE)(non-GAAP)	$170,581	$174,671	$511,596	$506,877
Efficiency ratio (GAAP)	56.95%	54.27%	59.57%	57.31%
Adjusted operating efficiency ratio (FTE) (non-GAAP)	53.91%	51.05%	53.53%	53.01%

Pre-tax pre-provision adjusted operating earnings exclude the provision for credit losses, which can fluctuate significantly from period-to-period under the CECL methodology, income tax expense, gains or losses related to balance sheet repositioning (principally composed of gains and losses on debt extinguishment and gains or losses on sale of securities). The Company believes this adjusted measure provides investors with important information about the combined economic results of the organization’s operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Pre-tax pre-provision adjusted operating earnings
Net Income (GAAP)	$74,565	$61,000	$216,138	$98,798
Plus: Provision for credit losses	(18,850)	6,558	(59,888)	100,954
Plus: Income tax expenses	16,368	11,008	46,821	17,506
Plus: Net loss related to balance sheet repositioning	—	—	14,695	12,075
Less: Gain on sale of securities	9	18	87	12,293
Pre-tax pre-provision adjusted operating earnings (non-GAAP)	$72,074	$78,548	$217,679	$217,040

PPP adjustment impact excludes the SBA guaranteed PPP loans funded during 2020 and 2021. The Company believes loans held for investment (net of deferred fees and costs), excluding PPP is useful to investors as it provides more clarity on the Company’s organic growth. The Company also believes that the related non-GAAP financial measures of past due loans still accruing interest as a percentage of total loans held for investment (net of deferred fees and costs), provision for credit losses as a percentage of average loans held for investment, and net charge-offs as a percentage of average loans held for investment (net of deferred fees and costs), in each case excluding impacts from the PPP, are useful to investors as loans originated under the PPP carry an SBA guarantee. The Company believes that the ALLL and the ACL, each as a percentage of loans held for investment (net of deferred fees and costs), and each excluding impacts from the PPP, are useful to investors because of the size of the Company’s PPP loan originations and the impact of the embedded credit enhancement provided by the SBA guarantee.

	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020
Adjusted Loans
Loans held for investment (net of deferred fees and costs)(GAAP)	$13,139,586	$13,697,929	$14,272,280	$14,021,314	$14,383,215	$13,139,586	$14,383,215
Less: PPP adjustments (net of deferred fees and costs)	466,609	859,386	1,512,714	1,179,522	1,600,577	466,609	1,600,577
Total adjusted loans (non-GAAP)	$12,672,977	$12,838,543	$12,759,566	$12,841,792	$12,782,638	$12,672,977	$12,782,638

Average loans held for investment (net of deferred fees and costs) (GAAP)	$13,451,674	$13,971,939	$14,064,123	$14,188,661	$14,358,666	$13,827,002	$13,639,401
Less: Average PPP adjustments (net of deferred fees and costs)	687,259	1,187,641	1,309,326	1,445,602	1,638,204	1,059,130	1,457,091
Total adjusted average loans (non-GAAP)	$12,764,415	$12,784,298	$12,754,797	$12,743,059	$12,720,462	$12,767,872	$12,182,310
Asset Quality
Provision for loan losses	$(16,350)	$(24,581)	$(16,457)	$(11,813)	$5,557	$(57,388)	$94,013
Net charge-offs	113	69	1,172	1,769	1,412	1,354	9,669
Allowance for loan and lease losses	101,798	118,261	142,911	160,540	174,122	101,798	174,122
Allowance for credit losses	109,298	128,261	155,744	170,540	186,122	109,298	186,122
Total NPAs	37,168	38,095	44,210	45,221	43,182	37,168	43,182
Loans past due ≥ 90 days and still accruing	11,030	8,746	9,776	13,634	15,661	11,030	15,661

ALLL/total outstanding loans	0.77%	0.86%	1.00%	1.14%	1.21%	0.77%	1.21%
ALLL/total adjusted loans (non-GAAP)	0.80%	0.92%	1.12%	1.25%	1.36%	0.80%	1.36%
ACL/total outstanding loans	0.83%	0.94%	1.09%	1.22%	1.29%	0.83%	1.29%
ACL/total adjusted loans (non-GAAP)	0.86%	1.00%	1.22%	1.33%	1.46%	0.86%	1.46%
NPAs/total outstanding loans	0.28%	0.28%	0.31%	0.32%	0.30%	0.28%	0.30%
NPAs/total adjusted loans (non-GAAP)	0.29%	0.30%	0.35%	0.35%	0.34%	0.29%	0.34%
Net charge-offs/total average loans	—%	—%	0.03%	0.05%	0.04%	0.01%	0.09%
Net charge-offs/total adjusted average loans (non-GAAP)	—%	—%	0.04%	0.06%	0.04%	0.01%	0.11%
Provision for loan losses/total average loans	(0.48)%	(0.71)%	(0.47)%	(0.33)%	0.15%	(0.55)%	0.92%
Provision for loan losses/total adjusted average loans (non-GAAP)	(0.51)%	(0.77)%	(0.52)%	(0.37)%	0.17%	(0.60)%	1.03%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of September 30, 2021 and 2020:

	Change In Net Interest Income
	September 30,
	2021	2020
	%	%
Change in Yield Curve:
+300 basis points	22.43	11.39
+200 basis points	14.90	8.26
+100 basis points	7.26	4.37
Most likely rate scenario	—	—
-100 basis points	(6.50)	(0.97)
-200 basis points	(7.73)	(1.19)

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

From a net interest income perspective, the Company was more asset sensitive as of September 30, 2021, compared to its position as of September 30, 2020. This shift is due to the increase in customer deposits, the changing characteristics of certain loan and deposit products, and other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended September 30, 2021 and 2020:

	Change In Economic Value of Equity
	September 30,
	2021	2020
	%	%
Change in Yield Curve:
+300 basis points	5.80	(1.30)
+200 basis points	4.86	0.49
+100 basis points	3.20	1.39
Most likely rate scenario	—	—
-100 basis points	(6.13)	(5.24)
-200 basis points	(7.92)	(1.96)

As of September 30, 2021, the Company’s economic value of equity is generally more asset sensitive in a rising interest rate environment compared to September 30, 2020 primarily due to the composition of the Consolidated Balance Sheets that has been impacted by the increase in customer deposits, the changing characteristics of certain loan and deposit products, and other balance sheet strategies.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

Management has taken measures to maintain the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021. There have been no changes that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

During the quarter ended September 30, 2021, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2020 Annual Report.

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

On May 4, 2021, the Company’s Board of Directors authorized a share repurchase program (or the “Repurchase Program”) to purchase up to $125 million worth of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The Repurchase Program was due to expire on June 30, 2022 and replaced the prior repurchase program that was due to expire on June 30, 2021. The $125 million repurchase authorization under the Repurchase Program was fully utilized in August 2021.

The following information describes the Company’s common stock repurchases for the three months ended September 30, 2021:

Period	Total number of shares purchased(1)	Average price paid per share(2) ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2) ($)
July 1 - July 31, 2021	1,422,682	35.72	1,422,362	31,835,717
August 1 - August 31, 2021	866,870	36.74	866,599	-
September 1 - September 30, 2021	1,384	36.68	-	-
Total	2,290,936	36.10	2,288,961

(1) For the three months ended September 30, 2021, 1,975 shares were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

(2) These amounts include fees and commissions associated with the shares repurchased.

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

10.24	Schedule of Atlantic Union Bankshares Corporation Non-Employee Directors’ Annual Compensation.

15.1	Letter regarding unaudited interim financial information.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended September 30, 2021 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: November 4, 2021	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: November 4, 2021	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)