Form 10-K
period 2021-12-31
Atlantic Union Bankshares Corp
filed 2022-02-25
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $2,790,107,479 based on the closing share price on that date of $36.22 per share.

The number of shares of common stock outstanding as of February 16, 2022 was 75,583,898.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-K

i

Glossary of Acronyms and Defined Terms

Access	–	Access National Corporation and its subsidiaries
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALLL	–	Allowance for loan and lease losses, a component of ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASC 326	–	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 350	–	ASC 350, Goodwill and Other Intangible Assets
ASC 718	–	ASC 718, Compensation – Stock Compensation
ASC 820	–	ASC 820, Fair Value Measurements and Disclosures
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Atlantic Union Bank (formerly, Union Bank & Trust)
BHCA	–	Bank Holding Company Act of 1956
BOLI	–	Bank-owned life insurance
bps	–	Basis points
CAA	–	Consolidated Appropriations Act, 2021
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CAMELS	–	International rating system bank supervisory authorities use to rate financial institutions
CDARS	–	Certificates of Deposit Account Registry Service
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
CLP	–	Commercial Loan Policy
Code	–	Internal Revenue Code of 1986, as amended
the Company	–	Atlantic Union Bankshares Corporation (formerly, Union Bankshares Corporation) and its subsidiaries
COVID-19	–	Novel coronavirus disease
CRA	–	Community Reinvestment Act of 1977
DEI	–	Diversity, Equity, and Inclusion
depositary shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

DHFB	–	Dixon, Hubard, Feinour & Brown, Inc.
DIF	–	Deposit Insurance Fund
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EGRRCPA	–	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	–	Earnings per common share
ESOP	–	Employee Stock Ownership Plan
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FCMs	–	Futures Commission Merchants
FDIA	–	Federal Deposit Insurance Act
FDIC	–	Federal Deposit Insurance Corporation
FDICIA	–	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Act	–	Federal Reserve Act of 1913, as amended
Federal Reserve Bank or FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FHLMC	–	Federal Home Loan Mortgage Corporation
FinCEN	–	Financial Crimes Enforcement Network
FIRREA	–	Financial Institutions Reform, Recovery, and Enforcement Act
FNMA	–	Federal National Mortgage Association

Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2021
FTE	–	Fully taxable equivalent
GAAP or U.S. GAAP	–	Accounting principles generally accepted in the United States
GNMA	–	Government National Mortgage Association
HTM	–	Held to maturity
ICE	–	Intercontinental Exchange Data Services
the Joint Guidance	–	The five federal bank regulatory agencies and the Conference of State Bank Supervisors guidance issued on March 22, 2020 (subsequently revised on April 7, 2020)
LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
LIBOR	–	London Interbank Offered Rate
MBS	–	Mortgage-Backed Securities
NASDAQ	–	National Association of Securities Dealers Automated Quotations exchange
NOL	–	Net operating losses
NORA	–	Notice and Opportunity to Respond and Advise
NOW	–	Negotiable order of withdrawal
NPA	–	Nonperforming assets
NSF	–	Nonsufficient funds
OAL	–	Outfitter Advisors, Ltd.
OCI	–	Other comprehensive income
ODCM	–	Old Dominion Capital Management, Inc.
OFAC	–	Office of Foreign Assets Control
OREO	–	Other real estate owned
OTC	–	Over-the-counter
OTTI	–	Other than temporary impairment
PCA	–	Prompt Corrective Action
PCI	–	Purchased credit impaired
PCD	–	Purchased credit deteriorated
PD/LGD	–	Probability of default/loss given default
PPPLF	–	Paycheck Protection Program Liquidity Facility
PPP	–	Paycheck Protection Program
PSU	–	Performance stock unit
Repurchase Program	–	The share repurchase program, approved on December 10, 2021 by the Company’s Board of Directors, which authorizes the Company to purchase up to $100 million worth of the Company’s common stock
REVG	–	Real Estate Valuation Group
ROU Asset	–	Right of Use Asset
RSA	–	Restricted stock award
RSU	–	Restricted stock unit
RUC	–	Reserve for unfunded commitments
RVI	–	Residual value insurance
SBA	–	Small Business Administration
SCC	–	Virginia State Corporation Commission
SEC	–	U.S. Securities and Exchange Commission
Securities Act	–	Securities Act of 1933, as amended
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SOFR	–	Secured Overnight Financing Rate
SSFA	–	Simplified supervisory formula approach
TDR	–	Troubled debt restructuring
TFSB	–	The Federal Savings Bank
Topic 606	–	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
Topic 740	–	ASU 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”
Topic 848	–	ASU No. 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
UIG	–	Union Insurance Group, LLC
UMG	–	Union Mortgage Group, Inc.

VFG	–	Virginia Financial Group, Inc.
Xenith	–	Xenith Bankshares, Inc. and its subsidiaries
2031 Notes	–	$250.0 million of 2.875% fixed-to-floating rate subordinated notes issued by the Company during the fourth quarter of 2021 with a maturity date of December 15, 2031

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks and uncertainties, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

●	changes in interest rates,
●	general economic and financial market conditions in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels, and slowdowns in economic growth, including as a result of the COVID-19 pandemic,
●	the quality or composition of the loan or investment portfolios and changes therein,
●	demand for loan products and financial services in the Company’s market area,
●	the Company’s ability to manage its growth or implement its growth strategy,
●	the effectiveness of expense reduction plans,
●	the introduction of new lines of business or new products and services,
●	the Company’s ability to recruit and retain key employees,
●	real estate values in the Bank’s lending area,
●	an insufficient ACL,
●	changes in accounting principles relating to the CECL methodology,
●	the Company’s liquidity and capital positions,
●	concentrations of loans secured by real estate, particularly commercial real estate,
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk,
●	the Company’s ability to compete in the market for financial services and increased competition from fintech companies,
●	technological risks and developments, and cyber-threats, attacks or events,
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (such as the COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth,
●	the effect of steps the Company takes in response to the COVID-19 pandemic, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the speed and efficacy of vaccine and treatment developments, the impact of loosening or tightening of government restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein,
●	the discontinuation of LIBOR and its impact on the financial markets, and the Company’s ability to manage operational, legal and compliance risks related to the discontinuation of LIBOR and implementation of one or more alternate reference rates,
●	performance by the Company’s counterparties or vendors,
●	deposit flows,

v

●	the availability of financing and the terms thereof,
●	the level of prepayments on loans and MBS,
●	legislative or regulatory changes and requirements, including the impact of the CARES Act, as amended by the CAA, and other legislative and regulatory reactions to the COVID-19 pandemic,
●	potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic, including, among other things, under the CARES Act, as amended by the CAA,
●	the effects of changes in federal, state or local tax laws and regulations,
●	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Federal Reserve,
●	changes to applicable accounting principles and guidelines, and
●	other factors, many of which are beyond the control of the Company.

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

PART I

ITEM 1. - BUSINESS.

GENERAL

The Company is a financial holding company and a bank holding company organized under Virginia law and registered under the BHCA. The Company, headquartered in Richmond, Virginia is committed to the delivery of financial services through its subsidiary Atlantic Union Bank and non-bank financial services affiliates. As of February 25, 2022, the Company’s bank subsidiary and certain non-bank financial services affiliates were:

Bank Subsidiary
Atlantic Union Bank	Richmond, Virginia

Non-Bank Financial Services Affiliates
Atlantic Union Equipment Finance, Inc.	Atlanta, Georgia
Dixon, Hubard, Feinour & Brown, Inc.	Roanoke, Virginia
Atlantic Union Financial Consultants, LLC	Reston, Virginia
Union Insurance Group, LLC	Richmond, Virginia

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

On February 1, 2019, the Company completed its acquisition of Access and the merger of Access’ wholly-owned subsidiary, Access National Bank, with and into the Bank, with the Bank surviving. In connection with the foregoing, the Company acquired the former subsidiaries of Access and Access National Bank (as applicable), including, without limitation, Middleburg Investment Services, LLC and Middleburg Trust Company. In 2019, Middleburg Trust Company was dissolved.

The Company’s headquarters are located in Richmond, Virginia, and its primary operations centers are located in the Richmond Metropolitan area.

Product Offerings and Market Distribution

The Company is a financial holding company and bank holding company organized under the laws of the Commonwealth of Virginia and headquartered in Richmond, Virginia. The Company provides a full range of financial services through its bank subsidiary, Atlantic Union Bank, throughout Virginia and in portions of Maryland and North Carolina. The Bank is a commercial bank chartered under the laws of the Commonwealth of Virginia that provides banking, trust, and wealth management services. As of February 25, 2022, the Bank had 130 branches and approximately 150 ATMs located throughout Virginia, and portions of Maryland and North Carolina. Certain non-bank affiliates of the Company include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Dixon, Hubard, Feinour & Brown, Inc., which provide investment advisory services; Atlantic Union Financial Consultants LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Effective March 1, 2021, Middleburg Financial, the Bank’s wealth management division was rebranded to Atlantic Union Bank Wealth Management, and Middleburg Investment Services, LLC changed its name to Atlantic Union Financial Consultants, LLC.

The Bank is a full-service bank offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit, and other depository services, as well as loans for commercial, industrial, residential mortgage, and consumer purposes. The Bank offers mobile and internet banking services and online bill payment for all customers, whether retail or commercial. Additionally, the Bank also offers a full array of Treasury Management and related working capital services to its commercial clients. The Bank offers credit cards through an arrangement with Elan Financial Services and delivers ATM services through the use of reciprocally shared ATMs in the major ATM networks as well as remote ATMs for the convenience of customers and other consumers. The Bank’s wealth management division, which operates under the brand Atlantic Union Bank Wealth Management, offers a wide variety of financial planning, wealth management and trust services.

Atlantic Union Financial Consultants, LLC, formerly named Middleburg Investment Services, LLC offers brokerage services and executes securities transactions through Raymond James, Inc., an independent broker dealer.

The Bank has loan production offices in North Carolina and Maryland.

The Bank operates a mortgage business as a division of the Bank under the Atlantic Union Bank Home Loans Division brand. The Atlantic Union Bank Home Loans Division business lends to borrowers nationwide.

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

Effective October 1, 2021, Old Dominion Capital Management, Inc., and its subsidiary, Outfitter Advisors, Ltd., merged with and into DHFB, as part of an internal reorganization to streamline operations and now operates as a division of DHFB. ODCM continues to operate as a division of DHFB.

DHFB is a Roanoke, Virginia based registered investment advisory firm with offices in Roanoke, Charlottesville, and Arlington, Virginia. DHFB offers a wide range of investment management and financial planning services, including investment portfolio management, primarily to individuals and families and also provides investment advisory services to foundations, endowments and trusts.

Atlantic Union Equipment Finance, a wholly-owned subsidiary of the Bank, provides equipment financing to commercial and corporate customers nationwide. This business includes providing financing for a wide array of equipment types, including marine, tractors, trailers, buses, construction, manufacturing and medical, among others.

SEGMENTS

The Company has one reportable segment: its traditional full-service community banking business. For more financial data and other information about the Company’s operating segment, refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Effective May 23, 2018, the Bank began winding down the operations of UMG, the reportable mortgage segment. UMG operations remain discontinued, although the Company continues to offer residential mortgages through a division of the Bank, and are presented as discontinued operations for the year ended December 31, 2019. As of December 31, 2021 and 2020, the assets and liabilities, as well as the operating results, of the discontinued mortgage segment were not considered material.

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

The Company expects to continue to assess future opportunities to acquire banks and other financial companies based on market and other conditions, applying the criteria described above.

HUMAN CAPITAL RESOURCES

The Company continuously works towards balancing its commitments to its key stakeholders: its teammates, customers, shareholders, regulators and communities. In order to accomplish this, it is crucial that the Company attract and retain talent who desire to enrich the lives of the people and communities the Company serves. To facilitate talent attraction and retention, the Company strives to make itself an inclusive, diverse, safe and healthy workplace, providing opportunities for its teammates to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs.

Employee Profile

As of December 31, 2021, the Company had 1,876 full-time equivalent employees (which the Company refers to as “teammates”), including executive officers, loan and other banking officers, branch personnel, and operations and other support personnel. None of the Company’s teammates are represented by a union or covered under a collective bargaining agreement.

As of December 31, 2021, the Company’s workforce was comprised of approximately 64% women and 21% self-identified minorities. As of December 31, 2021, the average tenure of the Company’s teammates was 7.6 years.

Our Workplace Culture

The Company seeks to be recognized as the Premier Mid-Atlantic Bank – a high performing company that makes banking easy by providing competitive banking solutions, a highly differentiated customer and teammate experience and a great place to work. The Company’s culture is defined by its purpose to enrich the lives of the people and the communities it serves. The Company’s core values guide its actions to further this purpose and shape how the organization comes together to meet its various stakeholder needs and expectations. The Company uses the term “teammates” to describe its employees because the Company views itself as one team.

The Company’s core values serve as the foundation for how teammates behave and how we operate as an organization and influence our future success. Caring, Courageous and Committed are the core values that guide our actions:

•	Caring. Working together toward common goals, acting with kindness, respect and a genuine concern for others
•	Courageous. Speaking openly, honestly and accepting our challenges and mistakes as opportunities to learn and grow
•	Committed. Driven to help our clients, teammates and Company succeed, doing what is right and accountable for our actions

The Company also fosters a culture of giving back to the communities where our customers live, work, and play. Charitable donations, small business lending, volunteerism, teaching financial literacy and promoting diversity and inclusion within our communities, are some of the ways we give back.

The COVID-19 Pandemic

The Company believes that by effectively managing through the COVID-19 pandemic, the Company is stronger and well positioned to take advantage of growth opportunities as economic and social activities resume. Throughout the pandemic, the Company has been and remains intensely focused on the safety and wellbeing of teammates and customers. The Company openly communicates with, and continuously surveys, our teammates to understand their biggest concerns and needs, including in connection with the COVID-19 pandemic.

Throughout the COVID-19 pandemic, the Company has instituted numerous safety protocols and procedures based on current health guidance from federal and state agencies. The Company also established an additional pandemic paid-time off program to assist teammates with unexpected time-off associated with COVID-19 and planned time off for vaccination. While the Company has not mandated vaccination for teammates, the Company continues to strongly encourage and provide information and resources to support individual decisions.

Compensation and Benefits

The Company’s compensation programs are designed to attract, retain and motivate high performing talent and provide market aligned pay programs in support of the Company’s business strategies. The Company’s compensation programs are tied to both the individual and Company’s performances. In addition, the Company uses the services of a compensation consultant and other consultants and regularly benchmarks its compensation and benefits program against its peers. All compensation policies and procedures are designed to ensure proper governance and acceptable levels of risk. Individual teammate total pay is influenced by the nature and scope of the job, what other employers pay for comparable jobs, experience and individual performance. Minimum wage levels are established for all jobs through a formal salary structure that establishes a defined salary range for each position. In addition to base wages, annual merit-based salary increases are provided to eligible teammates.

Approximately 65% percent of the Company’s teammates are provided with an incentive opportunity under a formal incentive plan with measurable goals and metrics. All incentive programs have both upside and downside potential and are linked to both the individual and Company’s performances. Teammates who are not eligible for an incentive plan are eligible to receive cash profit sharing based on the Company’s overall financial performance.

The Company believes that our teammates are best able to deliver a great customer experience if they feel healthy and secure. A variety of benefit programs are offered that flex to meet the needs of our diverse and multigenerational population, as the Company strives for a differentiated and personalized experience and to deliver what is most important to teammates throughout the various stages of their lives and careers. Benefit costs are shared between teammates and the Company in a way that supports mutual fiscal responsibility, and health care costs are managed through a focus on wellness improvement and appropriate use of health care services. The Company’s benefits program includes a Company-maintained ESOP, healthcare and insurance benefits, paid time off, inclusive parental leave, a 401(k) Company match, flexible work arrangements, Employee Assistance Programs and tuition expense reimbursements. In 2021 a new holistic wellbeing program was introduced that provides opportunities for teammates to earn financial incentives by participating in activities designed to build and sustain healthy habits.

Talent Development and Training

The Company believes its human capital is its most important asset and is committed to investing in the growth and development of its teammates. The Company’s performance development program is very important to delivering business results and helps gain greater alignment between strategic goals, business goals and individual goals. The program is based around a culture of coaching and development by means of continuous conversations to ensure alignment on goals, business objectives, personal development, and career aspirations. The program is structured to operate on an annual basis starting with goal setting and development planning and ending with an annual review. Teammates are encouraged to take ownership of their development and seek guidance from their managers on goals and development areas.

The Company also provides training opportunities to foster growth and development, enhance teammate skillsets, and prepare teammates to be successful in their roles. For example, the Company offers specific, targeted training to all new hires. In addition to professional development, role-based, and regulatory training, the Company also offers training resources on the following subjects: leadership, diversity, equity, and inclusion, policies/procedures, information security, anti-bribery, ethics, product training, anti-money-laundering, technical/systems, and compensation/benefits.

All teammates have access to training opportunities through a learning management system and/or learning experience platform. Training is delivered in multiple modalities: e-learning, job aids, videos, instructor-led, and on-the-job practice supported by trained mentors. The majority of the Company’s training materials are regulation-based and managed through a regulatory and compliance program. In addition to job specific training, all teammates are required to complete mandatory compliance courses on a wide range of Company policies and procedures, such as the Company’s anti-discrimination policies and ethical standards, and in response to regulatory requirements and changes.

Diversity, Equity and Inclusion

The Company is committed to hiring diverse talent and fostering, cultivating and preserving a culture of a diversity, equity and inclusion. The Company believes that the collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that its teammates invest in their work represents a significant part of not only the Company’s culture, but its reputation and achievement as well. The Company strives to foster a culture and workplace that, among other things, is inclusive and welcoming, treats everyone with respect and dignity, promotes people on their merits, and promotes diversity of thoughts, ideas, perspective and values. The Company’s Board of Directors seeks diversity in all respects in its selection of directors, including diversity of educational and professional backgrounds; personal accomplishments; individual qualities and attributes that will contribute to Board heterogeneity; age, gender, ethnic and geographic diversity. The Company established its first DEI Council in 2020 which is led by the Chief Executive Officer and includes a cross-functional group of teammates from diverse backgrounds. The DEI Council manages the Company’s DEI efforts to create a more diverse, equitable, and inclusive workplace.

From the Company’s community involvement, diversity partnership programs and charitable giving to its teammate hiring and retention strategies and daily interactions, diversity, equity and inclusion is integral to how the Company approaches its business.

Privacy and Cybersecurity

The Company strives to protect the privacy and security of the sensitive information our customers entrust to our care. The Company maintains privacy policies, management oversight, accountability structures, and technology design processes to protect private and personal data. The Company’s information security program is overseen by senior management, the Risk Committee of the Board of Directors, and the Board of Directors. The Board of Directors reviews the Company’s information security program at least annually. The Company also conducts mandatory teammate training on information security annually, as well as ongoing information security education and awareness for teammates, such as online training classes, mock phishing attacks, and information security awareness materials.

.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name (Age)	Title and Principal Occupation During at Least the Past Five Years

John C. Asbury (56)

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

Robert M. Gorman (63)

Executive Vice President and Chief Financial Officer of the Company since joining the Company in July 2012; Senior Vice President and Director of Corporate Support Services in 2011, and Senior Vice President and Strategic Financial Officer of SunTrust Banks, Inc., from 2002 to 2011; serves as a member of the Board of Directors of certain of the Company’s affiliates.

Maria P. Tedesco (61)

Chief Operating Officer of the Bank effective January 2022 and Executive Vice President of the Company and President of the Bank since September 2018; Chief Operating Officer for Retail at BMO Harris Bank based in Chicago from 2016 to 2017; Senior Executive Vice President and Managing Director of the Retail Bank at Santander Bank, N.A. from 2014 to 2015; various positions with Citizens Financial Group, Inc. from 1994 to 2014.

David G. Bilko (63)

Executive Vice President and Chief Risk Officer of the Company since joining the Company in January 2014; Chief Risk Officer of StellarOne Corporation from January 2012 to January 2014; Chief Audit Officer of StellarOne Corporation from June 2011 to January 2012; Corporate Operational Risk Officer of SunTrust Banks, Inc. from May 2010 to May 2011; Chief Audit Executive of SunTrust Banks, Inc. from November 2005 to April 2010; various positions with SunTrust Banks, Inc. from 1987 to 2011.

M. Dean Brown (57)

Executive Vice President and Chief Information Officer & Head of Enterprise Operations since joining the Company in February 2015; Chief Information and Back Office Operations Officer of Intersections Inc. from 2012 to 2014; Chief Information Officer of Advance America from 2009 to 2012; Senior Vice President and General Manager of Revolution Money from 2007 to 2008; Executive Vice President, Chief Information Officer and Chief Operating Officer from 2006 to 2007, and Executive Vice President and Chief Information Officer from 2005 to 2007, of Upromise LLC.

Shawn E. O’Brien (50)

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

David V. Ring (58)

Executive Vice President and Wholesale Banking Group Executive since joining the Company in September 2017; Executive Vice President and Executive Managing Director at Huntington National Bank from December 2014 to May 2017; Managing Director and Head of Enterprise Banking at First Niagara Financial Group from April 2011 to December 2014; various positions at Wells Fargo and predecessor banks from January 1996 to April 2011, including Wholesale Banking Executive for Virginia to Massachusetts at Wachovia and Greater New York & Connecticut Region Manager.

Name (Age)	Title and Principal Occupation During at Least the Past Five Years

Susan E. Pfautz (50)

Interim Chief Human Resource Officer of the Company effective August 2021 and also Senior Vice President and Head of Total Rewards of the Bank since January 2021; Vice President and Head of Executive Compensation of the Bank from 2014 to 2020; Consultant with Total Benefit Communications from 2009 to 2011; Manager of Executive Compensation & Benefits at Circuit City Stores, Inc. from 2001 to 2009; and Manager, Financial Advisory Services at PricewaterhouseCoopers LLP from 1996 to 2000.

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

In addition, nonbank competitors are increasingly offering products and services that traditionally were banking products. Many of these nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks, which may allow them to offer greater lending limits and certain products and services that the Company and its affiliates do not provide.

The Company believes its community focused banking framework and philosophy provide a competitive advantage, particularly with regard to larger national and regional institutions, allowing the Company to compete effectively. Additionally, the Company’s attention to incorporating digital technology has made it possible to provide customers with electronic, mobile, and internet-based financial solutions, such as online deposit accounts and electronic payment processing. The Company has a strong market share within the markets it serves. The Company’s deposit market share in Virginia was 7.1% of total bank deposits as of June 30, 2021, making it the largest regional bank headquartered in Virginia at that time.

ECONOMY

The economies in the Company’s market areas are widely diverse and include local and federal government, military, agriculture, and manufacturing. Based on Virginia Employment Commission data, the state’s seasonally-adjusted unemployment rate is 3.2% as of December 31, 2021, compared to 4.9% at year-end 2020 and continues to be below the national rate of 3.9% at year-end 2021.

COVID-19 has had and may continue to have a wide range of economic impacts. Since the first quarter of 2020, COVID-19 has severely disrupted supply chains and adversely affected production, demand, sales, and employee productivity across a range of industries, and has increased unemployment in the Company’s areas of operation and nationally. During 2021, the economy, with certain setbacks, largely re-opened, as there was wider vaccine distribution, resulting in the easing of restrictions related to COVID-19, which appear to have led to greater economic activity. However, the national economy and economies in the Company’s areas of operations continued to be impacted during 2021 and are likely to be impacted into 2022, despite the fact that many businesses have re-opened.

The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve uses monetary policy tools to impact money market and credit market conditions and interest rates to influence general economic conditions. In response to inflationary economic conditions, the Federal Reserve has communicated its intent to begin increasing the target range for the federal funds rate in 2022. Generally, the Bank benefits from a rising rate environment given its interest rate risk profile; however rising interest rates may have an adverse impact on the ability of our borrowers with floating rate loans to repay their loans.

The Company’s management continues to consider COVID-19 and future economic events and their impact on the Company’s performance while focusing attention on managing NPAs, controlling costs, and working with borrowers to mitigate and protect against risk of loss. The Company’s management also continues to review pricing of its products and services, in light of current and expected costs due to inflation, to mitigate the inflationary impact on financial performance.

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

Enacted in 2018, the EGRRCPA amended certain provisions of the Dodd-Frank Act as well as statutes administered by the Federal Reserve and the FDIC. Certain provisions of the Dodd-Frank Act and changes thereto resulting from the enactment of EGRRCPA that may affect the Company and the Bank are discussed below in more detail.

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

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy, which, among other initiatives, encouraged the review of current practices and adoption of a plan for the revitalization of merger oversight under the BHCA and the Bank Merger Act. Making any formal changes to the framework for evaluating bank mergers would require an extended process, and any such changes are uncertain and cannot be predicted at this time. However, the adoption of more expansive or stringent standards may have an impact on the Company’s acquisition activity. Additionally, this Executive Order could influence the federal bank regulatory agencies’ expectations and supervisory oversight for banking acquisitions.

Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control may exist if a person or company acquires 10% or more but less than 25% of any class of voting securities and certain other relationships are present between the investor and the bank holding company, or if certain other ownership thresholds for voting or total equity have been exceeded.

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

The Federal Reserve has adopted capital requirements and calculations of risk-weighted assets to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.

Under these risk-based capital requirements of the Federal Reserve, the Company and the Bank are required to maintain (i) a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%, (ii) a minimum ratio of Tier 1 capital (which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities) as well as retained earnings, less certain intangibles and other adjustments) to risk-weighted assets of at least 6.0%, and (iii) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%. These capital requirements provide that “Tier 2 capital” consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance.

The Federal Reserve’s capital requirements also impose a capital conservation buffer requirement of 2.5% of risk-weighted assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The combined effect of the risk-based capital requirements and the additional 2.5% capital conservation buffer is that the Company and the Bank must maintain (i) a minimum ratio of total capital to risk-weighted assets of at least 10.5%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, and (iii) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0%.

The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Company were 11.33%, 10.24%, and 14.18%, respectively, as of December 31, 2021, thus exceeding the minimum requirements for "well capitalized" status. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Bank were 13.03%, 13.03%, and 13.38%, respectively, as of December 31, 2021, also exceeding the minimum requirements for "well capitalized" status.

Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines require a minimum Tier 1 leverage ratio of 3.0% for advanced approach banking organizations; all other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4.0%. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for PCA, its Tier 1 leverage ratio must be at least 5.0%. Banking organizations that have experienced internal growth or made acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2021, the Tier 1 leverage ratios of the Company and the Bank were 9.01% and 10.37%, respectively, well above the minimum requirements.

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

The Federal Reserve’s regulatory capital rules also provide that in some circumstances trust preferred securities may not be considered Tier 1 capital of a bank holding company with total consolidated assets of greater than $15 billion, and instead will qualify as Tier 2 capital. The Company has $155.2 million of trust preferred securities outstanding and approximately $20.1 billion in assets as of December 31, 2021.

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

As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment structure, set a target “designated reserve ratio” of 2 percent for the DIF, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2021, total base assessment rates for institutions that have been insured for at least five years with assets of $10 billion range from 1.5 to 40 bps. In addition, institutions with assets over $10 billion are subject to a surcharge equal to 4.5 bps of assets that exceed $10 billion, which is required to be applied until the reserve ratio reaches 1.35 percent. Although the DIF declined below the minimum level of 1.35 percent during 2020 due to the impact of significant deposit increases which led the FDIC to adopt a DIF restoration plan, and the DIF was 1.27 percent at September 30, 2021, the FDIC has not increased base assessment rates.

For the years ended December 31, 2021, 2020, and 2019, the Company paid $7.8 million, $8.4 million, and $5.4 million, respectively, in deposit insurance assessments.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2021.

The “prompt corrective action” regulations pursuant to Section 38 of the FDIA require for well-capitalized status a minimum Tier 1 leverage ratio of 5.0%, a minimum common equity Tier 1 capital ratio of 6.5%, a minimum Tier 1 capital ratio of 8.0%, and a minimum total capital ratio of 10.0%.

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

The CFPB published its final rule to update Regulation P pursuant to the amended Gramm-Leach-Bliley Act in 2018. Under this rule, certain qualifying financial institutions are not required to provide annual privacy notices to customers. To qualify, a financial institution must not share nonpublic personal information about customers except as described in certain statutory exceptions which do not trigger a customer’s statutory opt-out right. In addition, the financial institution must not have changed its disclosure policies and practices from those disclosed in its most recent privacy notice. The rule sets forth timing requirements for delivery of annual privacy notices in the event that a financial institution that qualified for the annual notice exemption later changes its policies or practices in such a way that it no longer qualifies for the exemption.

Although these laws and regulations impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, regulations, and privacy and reporting obligations may require significant resources of the Company and the Bank, these laws and regulations do not materially affect the Bank’s products, services or other business activities.

Data privacy and data protection are areas of increasing state legislative focus. In March 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”), which goes into effect on January 1, 2023. The VCDPA grants Virginia residents the right to access, correct, delete, know, and opt-out of the sale and processing for targeted advertising purposes of their personal information, similar to the protections provided by similar consumer data privacy laws in California and in Europe. The VCDPA also imposes data protection assessment requirements and authorizes the Attorney General of Virginia to enforce the VCDPA, but does not provide a private right of action for consumers. The Company and the Bank cannot yet predict how the implementation of the VCDPA will impact the Bank’s products, services or other business activities. The Company continues to monitor legislative, regulatory and supervisory developments related thereto.

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

In December 2020, the U.S. Congress enacted the National Defense Authorization Act (the “NDAA”) for fiscal year 2021. Among its many provisions, the NDAA includes the Anti-Money Laundering Act of 2020 (the “AMLA”) and the related Corporate Transparency Act of 2019 (the “CTA”). The CTA is a significant update to federal Bank Secrecy Act/Anti-money Laundering (“BSA/AML”) regulations. The CTA aims to eliminate the use of shell companies that facilitate the laundering of criminal proceeds and, for that purpose, directs FinCEN to establish and maintain a national registry of beneficial ownership information for corporate entities. Specifically, corporations and limited liability companies (subject to certain exceptions) must disclose to FinCEN their beneficial owners – defined as an individual who, directly or indirectly, exercises substantial control over the entity or owns or controls not less than 25% of the ownership interests of the entity. Beneficial ownership must be disclosed at the time of company formation and upon a change in ownership. The national registry will be confidential; the CTA contains criminal penalties for non-compliance as well as for unauthorized disclosure of reported information.

In December 2021, FinCEN proposed the first of three sets of rules that it will issue to implement the beneficial ownership reporting requirements of the CTA, with subsequent rulemakings expected (i) to implement the CTA’s protocols for access to and disclosure of beneficial ownership information, and (ii) to revise the existing customer due diligence requirements that apply to the Corporation, the Bank and many other financial institutions, to ensure consistency between these requirements and the beneficial ownership reporting rules.

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

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of EGRRCPA, the FDIC undertook a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” On December 15, 2020, the FDIC issued final rules that amend the FDIC’s methodology for calculating interest rate caps, provide a new process for banks that seek FDIC approval to offer a competitive rate on deposits when the prevailing rate in the bank’s local market exceeds the national rate cap, and provides specific exemptions and streamlined application and notice procedures for certain deposit-placement arrangements that are not subject to brokered deposit restrictions. These final rules were effective on April 1, 2021, and full compliance is required by January 1, 2022.

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

In October 2016, the federal bank regulatory agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed, and a final rule has not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal bank regulatory agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of financial institutions with less than $50 billion in total consolidated assets.

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. Compliance with the final rule is required by May 1, 2022. The Corporation and the Bank are currently assessing the impact of this rule, but do not anticipate any material impact to their respective operations at this time. With increased focus on cybersecurity, the Company and the Bank continue to monitor legislative, regulatory and supervisory developments related thereto.

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

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees, or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed, and a final rule has not yet been published. However, in 2021 the SEC signaled a renewed interest in these matters by re-opening the comment period on a proposed rule regarding clawbacks of incentive-based executive compensation, which was originally proposed in 2015.

Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets including the Company and the Bank.

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

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve uses monetary policy tools to impact money market and credit market conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments, and deposits; they affect market interest rates charged on loans or paid for time and savings deposits, and can significantly influence employment and inflation rates. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.

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

ITEM 1A. - RISK FACTORS

An investment in the Company’s securities involves risks and uncertainties. In addition to the other information set forth in this Form 10-K, including the information addressed under “Forward-Looking Statements,” investors in the Company’s securities should carefully consider the factors discussed below. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this Form 10-K, in which case the trading price of the Company’s securities could decline. The risk factors discussed below highlight the risks that the Company believes are material to the Company, but do not necessarily include all risks that the Company may face, and an investor in the Company’s securities should not interpret the disclosure of a risk in the following risk factors to state or imply that the risk has not already materialized. In addition, the Risk Factor Summary that follows should be read in conjunction with the detailed description of risk factors below.

Risk Factor Summary

These risks and uncertainties include:

Risks Related to COVID-19

●	COVID-19 and resulting adverse economic conditions have already adversely impacted the Company’s business and results, and could adversely impact its business, financial condition, and results of operations.

Risks Related to the Company’s Lending Activities

●	The Company’s ACL may prove to be insufficient to absorb credit losses in its loan portfolio.
●	The Bank’s concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets, as well as the higher risk of default associated with this type of collateral.
●	The Bank’s loan portfolio contains construction and development loans, and a decline in real estate values or economic conditions could adversely affect the value of the collateral securing the loans and have an adverse effect on the Bank’s financial condition.
●	The Bank’s commercial and industrial loans have contributed significantly to the Bank’s loan growth. A weakening of economic conditions could adversely affect the collectability of the loans and underlying collateral.
●	Loans that the Bank has made through federal programs are dependent on the federal government’s continuation and support of these programs and on the Bank’s compliance with program requirements.
●	The Bank relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if the Bank is forced to foreclose upon such loans.
●	The Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.
●	The Company’s focus on lending to small to mid-sized community-based businesses may increase its credit risk.
●	NPAs take significant time to resolve and may adversely affect the Company’s results of operations and financial condition.

●	The Company’s mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact the Company’s profits.

Risks Related to Market Interest Rates

●	Changes in interest rates could adversely affect the Company’s income and cash flows.
●	The phasing out and ultimate replacement of LIBOR with an alternative reference rate and changes in the manner of calculating other reference rates may adversely impact the value of loans and other financial instruments the Company holds that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact the Company’s financial condition and results of operations.

Risks Related to the Company’s Business, Industry and Markets

●	The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.
●	Adverse changes in economic conditions in Virginia, Maryland, or North Carolina or adverse conditions in an industry on which a local market in which the Company does business relies could negatively impact the Company’s business in a material way.
●	The Company faces substantial competition that could adversely affect the Company’s growth and/or operating results.
●	The Company’s consumers may increasingly decide not to use the Bank to complete their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.

Risks Related to the Company’s Operations

●	The Company’s operations may be adversely affected by cyber security risks and cyber-attacks.
●	The inability of the Company to successfully manage its growth or to implement its growth strategy may adversely affect the Company’s results of operations and financial conditions.
●	Difficulties in combining the operations of acquired entities with the Company’s own operations may prevent the Company from achieving the expected benefits from acquisitions.
●	The carrying value of goodwill and other intangible assets may be adversely affected.
●	The Company’s risk-management framework may not be effective in mitigating risk and loss.
●	The Company’s exposure to operational, technological, and organizational risk may adversely affect the Company.
●	The Company continually encounters technological change which could affect its ability to remain competitive.
●	The operational functions of business counterparties over which the Company may have limited or no control may experience disruptions that could adversely impact the Company.
●	The Company and the Bank rely on other companies to provide key components of their business infrastructure.
●	The Company depends on the accuracy and completeness of information about clients and counterparties, and its financial condition could be adversely affected if it relies on misleading information.
●	The Company’s dependency on its management team and the unexpected loss of any of those personnel could adversely affect operations.
●	The Company may not be able to generate sufficient taxable income to fully realize its deferred tax assets.

Risks Related to the Company’s Regulatory Environment

●	The Company is subject to additional regulation, increased supervision and increased costs compared to some financial institutions because the Company’s assets exceed $10 billion.
●	Current and proposed regulation addressing consumer privacy and data use and security could increase the Company’s costs and impact its reputation.
●	The Company is subject to more stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act, which could adversely affect its return on equity and otherwise affect its business.
●	The Bank is subject to the CFPB’s broad regulatory authority and new regulations, or new approaches to regulation or enforcement by the CFPB could adversely impact the Company.
●	Failure to comply with the USA Patriot Act, OFAC, the Bank Secrecy Act and related FinCEN guidelines and related regulations could have a material impact on the Company.

Risks Related to the Company’s Securities

●	The Company relies on dividends from its subsidiaries for substantially all of its revenue.
●	An active trading market in the Company’s common stock may not be sustained.
●	Future issuances of the Company’s common stock or preferred stock could adversely affect the market price of the common stock and preferred stock and could be dilutive.
●	Common stock and preferred stock are equity and are subordinate to the Company’s existing and future indebtedness and effectively subordinated to all the indebtedness and other non- equity claims against the Bank and the Company’s other subsidiaries.
●	The Company’s common stock is subordinate to the Company’s existing and future preferred stock.

General Risk Factors

●	New lines of business or new products and services may subject the Company to additional risk.
●	Negative perception of the Company through social media may adversely affect the Company’s reputation and business.
●	Changes in accounting standards could impact reported earnings.
●	Climate change or societal responses to climate change could adversely affect the Company’s business and performance, including indirectly through impacts on its customers and vendors.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and resulting adverse economic conditions have already adversely impacted the Company’s business and results, and could have a more material adverse impact on its business, financial condition, and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets, even as more businesses opened up in 2021 and there was significant improvement in economic activity compared to the prior years in the pandemic. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. The federal government and many state and local governments have implemented social distancing and other restrictions in response to the ongoing COVID-19 pandemic and the recent Delta and Omicron variants of COVID-19. While some of these restrictions are still in force at varying degrees, others have been lifted. As a result, some impacts of COVID-19 are subsiding and the United States experienced increased economic activity in 2021 and early 2022.

Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to the Company’s business and could cause material disruptions to its business and operations in the future. To the extent that commercial and social restrictions are in place or increase in severity, the Company’s expenses, delinquencies, charge-offs, foreclosures, and credit losses may materially increase, and the Company could experience reductions in fee income. In addition, any declines in credit quality could significantly affect the adequacy of the Company’s ACL, which would lead to increases in the provision for credit losses and related declines in its net income.

Unfavorable economic conditions and increasing unemployment figures may also make it more difficult for the Company to maintain deposit levels and loan origination volume and to obtain additional financing. Furthermore, such conditions have and may continue to cause the value of the Company’s investment portfolio and of collateral associated with its existing loans to decline. In response to inflationary economic conditions, the Federal Reserve has communicated its intent to begin increasing the target range for the federal funds rate in 2022. Generally, the Company benefits from a rising rate environment given its interest rate risk profile, however rising interest rate may have an adverse impact on our borrowers with floating rate loans ability to repay their loans.

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

Among the factors outside the Company’s control that are likely to affect the impact the COVID-19 pandemic will ultimately have on its business are, without limitation:

●	the pandemic’s duration, nature, and severity;
●	the uncertainty regarding new variants of COVID-19 that have emerged or that may emerge in the future;
●	the efficacy of available vaccines and treatments and the speed of future development of effective vaccines and treatments;
●	the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, the residential housing market, consumer spending and real estate and investment securities market values;
●	political, legal, and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as temporary or required suspensions of collections, foreclosures, and related obligations;
●	the timing, magnitude, and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits, and commercial activity;
●	effects on the Company’s liquidity position due to changes in customers’ deposit and loan activity in response to the pandemic and its economic effects;
●	the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;
●	potential longer-term effects of increased government spending on the interest rate environment, borrowing costs for non-governmental parties, and inflation;
●	the ability of the Company’s employees to work effectively during the course of the pandemic;
●	the ability of the Company’s third-party vendors to maintain a high-quality and effective level of service;
●	the possibility of increased fraud, cybercrime, and similar incidents, due to vulnerabilities posed by the significant increase in Company employees and customers handling their banking interactions remotely from home, or otherwise;
●	required changes to the Company’s internal controls over financial reporting to reflect a rapidly changing work environment;
●	potential longer-term shifts toward mobile banking, telecommuting, and telecommerce;
●	short- and long-term health impacts;
●	unforeseen effects of the pandemic; and
●	geographic variation in the severity and duration of the COVID-19 pandemic, including in states in which the Company operates physically such as Virginia, Maryland, and North Carolina.

The ongoing COVID-19 pandemic has contributed to significant volatility in the financial markets. Depending on the extent and duration of the COVID-19 pandemic and perceptions regarding national and global recovery from the pandemic, the price of the Company’s common stock may continue to experience volatility and potential declines.

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

Federal and state governments have enacted laws and implemented programs intending to stimulate the economy in light of the business and market disruptions related to COVID-19, including the PPP. The Bank participated as a lender in both rounds of the PPP, processing approximately $2.0 billion of loan forgiveness on approximately 16,000 PPP loans since the inception of the program through December 31, 2021. The PPP loans are fully guaranteed as to payment of principal and interest by the SBA and the Bank believes that the majority of these loans will be forgiven. However, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if the Bank has already been paid under the guaranty, seek recovery from the Bank of any loss related to the deficiency. Several large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Bank may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans and the Bank’s PPP processes. If any such litigation is filed against the Bank and is not resolved in a manner favorable to the Bank, it may result in significant financial liability or adversely affect the Bank’s reputation. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on the Company’s business, financial condition and results of operations.

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

The Bank originates residential mortgage loans under the Atlantic Union Home Loans Division brand of the Bank. The Atlantic Union Bank Home Loans Division business lends to borrowers nationwide. The success of the Company’s mortgage business is dependent upon its ability to originate loans and sell them to investors, in each case at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Loan production levels may suffer if the Company experiences a slowdown in housing markets, tightening credit conditions or increasing interest rates. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, could significantly reduce its income from mortgage activities. As a result, these conditions would also adversely affect the Company’s results of operations.

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

The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, the fair value of existing assets and liabilities, the purchase of investments, the retention and generation of deposits, the rates received on loans and investment securities, and the rates paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. In addition, the Company’s ability to reflect such interest rate changes in pricing its products is influenced by competitive pressures. Fluctuations in these areas may adversely affect the Company and its shareholders. If the Federal Reserve raises interest rates, the Company may not be able to reflect increasing interest rates in rates charged on loans or paid on deposits due to competitive pressures, which would negatively impact the Company’s financial condition and results of operations.

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

LIBOR and certain other interest rate benchmarks are the subject of recent national and international reform. Intercontinental Exchange, Inc., the company that administers LIBOR, stated in March 2021 that it would cease the publication of one week and two month LIBOR rates immediately after the LIBOR publication on December 31, 2021, and the remaining LIBOR rates immediately following the LIBOR publication on June 30, 2023. The U.S. federal banking agencies have issued statements to encourage U.S. banks to transition away from U.S. dollar LIBOR as soon as practicable and not to enter into new contracts that use U.S. dollar LIBOR after December 31, 2021.

Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company, and liquidity in the interbank markets on which those LIBOR estimates are based has been declining. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference rates include a proposal by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York for the market to transition from LIBOR to the Secured Overnight Financing Rate, or SOFR. Whether or not the SOFR attains market acceptance as a LIBOR replacement remains in question and the future of LIBOR at this time is uncertain. The Company has begun offering lending solutions to its customers based on SOFR and certain prime-linked variable rates, and is limiting its origination of new loans or other products using a LIBOR rate or index.

The market transition away from LIBOR to alternative reference rates is a complex process and could have a range of effects on the Company’s business, financial condition and results of operations, including but not limited to by (i) adversely affecting the interest rates received or paid on the revenues and expenses associated with, or the value of the Company’s LIBOR-based assets and liabilities; (ii) adversely affecting the interest rates paid on or received from other securities or financial arrangements, given LIBOR’s historically prominent role in determining market interest rates globally, or (iii) resulting in disputes, litigation or other actions with borrowers or other counterparties about the interpretation or enforceability of certain fallback language contained in LIBOR-based loans, securities or other contracts. In addition, uncertainty regarding the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for securities on which the interest or dividend is determined by reference to LIBOR, including the Company’s trust preferred securities. The discontinuation of LIBOR could also result in operational, legal and compliance risks, and if the Company is unable to adequately manage such risks, they could have a material adverse impact on the Company’s reputation and on its business, financial condition, results of operations or future prospects.

Risks Related to the Company’s Business, Industry and Markets

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.

The banking industry is directly affected by national, regional, and local economic conditions. Management allocates significant resources to mitigate and respond to risks associated with changing economic conditions, however, such conditions cannot be predicted or controlled. Adverse changes in economic conditions, including a reduction in federal government spending, flatter yield curve, extended low interest rates, inflation, or negative changes in consumer and business spending, borrowing, and savings habits, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. In addition, the Company holds securities which can be significantly affected by various factors, including interest rates and credit ratings assigned by third parties. Rising interest rates or an adverse credit rating on securities held by the Company could result in a reduction of the fair value of its securities portfolio and have an adverse impact on the Company’s financial condition. In response to inflationary economic conditions, the Federal Reserve has communicated its intent to begin increasing the target range for the federal funds rate in 2022. Generally, the Bank benefits from a rising rate environment given its interest rate risk profile, however rising interest rate may have an adverse impact on our borrowers with floating rate loans ability to repay their loans.

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

The Company operates in a competitive market for financial services and faces intense competition from other financial institutions both in making loans and attracting deposits which can greatly affect pricing for its products and services. The Company’s primary competitors include community, regional, and national banks as well as credit unions and mortgage companies. Many of these financial institutions are significantly larger and have established customer bases, greater financial resources, and higher lending limits. In addition, credit unions are exempt from corporate income taxes, providing a significant competitive pricing advantage compared to banks. Certain nonbank competitors of the Company are increasingly offering products and services that traditionally were banking products due to technological advances, and many of these nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. As a result, some of the Company’s competitors in its market have the ability to offer products and services that the Company is unable to offer or to offer such products and services at more competitive rates.

The Company’s consumers may increasingly decide not to use the Bank to complete their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that have historically involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The Company faces increasing competition from fintech companies, as trends toward digital financial transactions have accelerated following the onset of the COVID-19 pandemic. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

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

When the Company completes an acquisition, goodwill and other intangible assets are often recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment, and the Company performs such impairment analysis at least annually. A significant adverse change in expected future cash flows or sustained adverse change in the Company’s common stock could require the asset to become impaired. If impaired, the Company would incur a charge to earnings that would have a significant impact on the results of operations. The Company’s carrying value of goodwill and net amortizable intangibles were approximately $935.6 million and $43.3 million, respectively, at December 31, 2021.

The Company’s risk-management framework may not be effective in mitigating risk and loss.

The Company maintains an enterprise risk management program that is designed to identify, assess, mitigate, monitor, and report the risks that it faces. These risks include: interest-rate, credit, liquidity, operational, reputation, compliance, legal, technology, and model risk. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management program, or if the Company’s controls break down, the Company’s results of operations and financial condition may be adversely affected.

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

The financial services industry is continually undergoing technological change with frequent introductions of new technology-driven products and services, and the Company anticipates that new technologies will continue to emerge that may be superior to, or render obsolete, the technologies currently used by the Company and the Bank in its products and services. The Company continues to invest in technology and connectivity to automate functions previously performed manually, to facilitate the ability of customers to engage in financial transactions, and otherwise to enhance the customer experience with respect to its products and services. The Company’s continued success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that satisfy customer demands and create efficiencies in its operations. Developing or acquiring access to new technologies and incorporating those technologies into the Company’s and Bank’s products and services, or using them to expand the Company’s and the Bank’s products and services, in each case in a way that enables the Company and the Bank to remain competitive, may require significant investments, may take considerable time to complete, and ultimately may not be successful. A failure to maintain or enhance a competitive position with respect to technology, whether because of a failure to anticipate customer expectations, substantially fewer resources to invest in technological improvements than larger competitors, or because the Company’s technological developments fail to perform as desired or are not rolled out in a timely manner, may cause the Company to lose market share or incur additional expense.

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

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act impose additional regulatory requirements on institutions with $10 billion or more in assets. As of December 31, 2021, the Company had $20.1 billion in total assets. As a result, the Company is subject to additional regulatory requirements, increased supervision and increased costs compared to financial institutions with assets of less than $10 billion, including the following: (i) supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws; (ii) enhanced supervision as a larger financial institution; (iii) a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates; and (iv) under the Durbin Amendment to the Dodd-Frank Act, is subject to a cap on the interchange fees that may be charged in certain electronic debit and prepaid card transactions.

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

Current and to-be-effective laws and regulations addressing consumer privacy and data use and security could increase the Company’s costs and impact its reputation.

The Company is subject to a number of laws concerning consumer privacy and data use and security, including information safeguard rules under the Gramm-Leach-Bliley Act. These rules require that financial institutions develop, implement, and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on privacy and data security, including requiring consumer notification in the event of a data breach. In addition, most states have enacted security breach legislation requiring varying levels of consumer notification in the event of certain types of security breaches, and certain states including Virginia have enacted significant new consumer data privacy protections that can significantly limit a company’s use of customer financial data and impose significant compliance burdens on companies that collect or use that data. The new Virginia consumer data privacy laws will be effective in 2023, and compliance with these laws may require significant expenditures of time and resources. Additional new regulations in these areas may increase compliance costs, which could negatively impact earnings. In addition, failure to comply with the privacy and data use and security laws and regulations to which the Company is subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, or other adverse consequences and loss of consumer confidence, which could materially adversely affect the Company’s results of operations, overall business, and reputation.

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

The Company is subject to capital and liquidity requirements, which could adversely affect its return on equity and otherwise affect its business.

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

The Bank is subject to the CFPB’s broad regulatory and enforcement authority and new regulations, or new approaches to regulation or enforcement by the CFPB, could adversely impact the Company.

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

The trading volume in the Company’s common stock on the NASDAQ Global Select Market may fluctuate. It is possible that an active and liquid trading market for the Company’s common stock will not be sustained, which would make it difficult for a shareholder to sell shares of common stock at an attractive price (or at all). Additionally, shareholders may not be able to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

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

Climate change or societal responses to climate change could adversely affect the Company’s business and performance, including indirectly through impacts on its customers and vendors.

Climate change can increase the likelihood of the occurrence and severity of natural disasters and can also result in longer-term shifts in climate patterns such as extreme heat, sea level rise and more frequent and prolonged drought. The effects of climate change may have a significant effect on the Company’s geographic markets, and could disrupt the operations of the Company, its customers, third parties on which it relies, or supply chains more generally. Those disruptions could result in declines in economic conditions in geographic markets or industries in which the Company’s borrowers operate and impact their ability to repay loans or maintain deposits. Climate change could also impact the Company’s assets or employees directly or lead to changes in customer preferences that could negatively affect the Company’s growth or the Company’s business strategies. In addition, the Company’s reputation and customer relationships could be damaged due to its practices related to climate change, including its or its customers’ involvement in certain industries or projects associated with causing or exacerbating climate change.

ITEM 1B. - UNRESOLVED STAFF COMMENTS.

The Company has no unresolved staff comments to report.

ITEM 2. - PROPERTIES.

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The Company leases its corporate headquarters, which is located in an office building at 1051 East Cary Street, Suite 1200, Richmond, Virginia. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. At December 31, 2021, the Bank operated 130 branches throughout Virginia and in portions of Maryland and North Carolina. The Company owns its operations center, which is located in Ruther Glen, Virginia; however, during the fourth quarter of 2021, the Company announced the upcoming closure of the operations center, which is expected to occur by March 2022. See the Note 1 “Summary of Significant Accounting Policies”, Note 5 “Premises and Equipment”, and Note 7 “Leases” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases.

ITEM 3. - LEGAL PROCEEDINGS.

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings. Based on the information presently available and after consultation with legal counsel, management believes that the ultimate outcome in such legal proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company subject to the potential outcomes of the matter discussed below.

On February 9, 2022, pursuant to the CFPB’s NORA process, the CFPB Office of Enforcement notified the Bank that it is considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies.  The purpose of the NORA process is to ensure that potential subjects of enforcement actions have the opportunity to respond to alleged violations and present their positions to the CFPB before an enforcement action is recommended or commenced. Should the CFPB commence a legal action, it may seek restitution to affected customers, civil monetary penalties, injunctive relief, or other corrective action. The Company and the Bank are unable at this time to determine how or when the matter will be resolved or the significance, if any, to our business, financial condition, or results of operations.

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

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2021, with (1) the Total Return Index for the NASDAQ Composite, and (2) the Total Return Index for KBW NASDAQ Regional Banking. This comparison assumes $100 was invested on December 31, 2016 in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company previously also used the Total Return Index for SNL U.S. Bank NASDAQ index, which was discontinued in 2021. Instead, the Company is using the KBW NASDAQ Regional Banking index as a replacement, which includes many companies that are a part of the Company’s peer group.

	Period Ended
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Atlantic Union Bankshares Corporation	$100.00	$103.67	$82.79	$113.13	$103.06	$120.07
NASDAQ Composite	100.00	129.64	125.96	172.18	249.51	304.85
KBW NASDAQ Regional Banking Index	100.00	101.75	83.95	103.94	94.89	129.65

Source: S&P Global Market Intelligence (2022)

Information on Common Stock, Market Prices and Dividends

The Company’s common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “AUB.” There were 75,663,648 shares of the Company’s common stock outstanding at the close of business on December 31, 2021. The shares were held by 6,359 shareholders of record. The closing price of the Company’s common stock on December 31, 2021 was $37.29 compared to $32.94 on December 31, 2020.

Regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2021 are set forth in Note 20 “Parent Company Financial Information,” contained in the “Notes to the Consolidated Financial Statements” in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I, Item 1 “Business” of this Form 10-K under the headings “Supervision and Regulation – The Company - Limits on Dividends and Other Payments.”

It is anticipated that dividends will continue to be paid on a quarterly basis. In making its decision on the payment of dividends on the Company’s common stock, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

Stock Repurchase Programs

In 2019, the Company’s Board of Directors authorized a share repurchase program to purchase up to $150.0 million of the Company’s common stock through June 30, 2021 in open market transactions or privately negotiated transactions. On March 20, 2020, the Company suspended its share repurchase program, which had approximately $20.0 million remaining in authorization at the time. The Company repurchased an aggregate of approximately 3.7 million shares, at an average price of $35.48 per share, under the authorization prior to suspension.

On May 4, 2021, the Company’s Board of Directors authorized a share repurchase program to purchase up to $125.0 million worth of the Company’s common stock through June 30, 2022 in open market transactions or privately negotiated transactions, which was fully utilized as of September 30, 2021. The Company repurchased an aggregate of approximately 3.4 million shares, at an average price of $36.99 per share.

On December 10, 2021, the Company’s Board of Directors authorized a new share repurchase program (the “Repurchase Program”) to purchase up to $100.0 million of the Company’s common stock through December 9, 2022 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and /or Rule 10b-18 under the Exchange Act. The Repurchase Program permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the Repurchase Program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The Repurchase Program does not obligate the Company to purchase any particular number of shares. There were no share repurchase transactions under the Repurchase Program for the year ended December 31, 2021. Refer to Note 21 “Subsequent Events” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K for share repurchase transactions that occurred in 2022.

The following information provides details of the Company’s common stock repurchases for the three months ended December 31, 2021:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
October 1 - October 31, 2021	4,417	36.52	-	-
November 1 - November 30, 2021	399	37.08	-	-
December 1 - December 31, 2021	433	35.38	-	100,000,000
Total	5,249	36.47	-

(1) For the three months ended December 31, 2021, 5,249 shares were withheld upon the vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

ITEM 6. [RESERVED]

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of the Company and its subsidiaries. This discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and the “Notes to the Consolidated Financial Statements,” which include the Company’s critical accounting policies, presented in Item 8 “Financial Statements and Supplementary Data” contained in this Form 10-K.

In management’s discussion and analysis, the Company provides certain financial information determined by methods other than in accordance with U.S. GAAP. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company believes that these non-GAAP financial measures provide additional understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance. Non-GAAP financial measures may be identified with the symbol (+) and may be labeled as adjusted. Refer to the “Non-GAAP Financial Measures” section within this Item 7 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The critical accounting and reporting policies include the Company’s accounting for the ALLL, acquired loans, and goodwill. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

Management’s determination of the adequacy of the ALLL is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The ALLL is estimated using a loan-level PD/LGD method for all loans with the exception of its overdraft, auto and third-party consumer lending portfolios. For auto and third party consumer lending portfolios, the Company has elected to pool those loans based on similar risk characteristics to determine the ALLL using vintage and loss rate methods.

The Company considers a number of economic variables in developing the ALLL of which the Virginia unemployment rate is the most significant. The ALLL quantitative estimate is sensitive to changes in the forecast of the Virginia unemployment rate over the two-year reasonable and supportable period, with the commercial portfolio being the most sensitive to fluctuations in unemployment. To forecast Virginia unemployment, the Company utilizes Moody’s economic forecasts.  At December 31, 2021, the baseline scenario used in the two-year reasonable and supportable period forecast included the Virginia unemployment rate at an average of 2.6%, compared to an average of 5.0% Virginia unemployment rate in the baseline scenario forecast used for the December 31, 2020 estimate.  Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ALLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

While management uses available information to estimate expected losses on loans, future changes in the ALLL may be necessary based on changes in portfolio composition, portfolio credit quality, and/or economic conditions.

Determining the Contractual Term

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extensions or renewal options are included in the original or modified contract at the reporting date and are not unconditionally legally cancelable by the Company.

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

PCD loans are recorded at the amount paid. An ALLL is determined using the same methodology as other LHFI. The initial ALLL is determined on a collective basis and is allocated to individual loans. The sum of the loan's purchase price and ALLL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ALLL are recorded through provision expense.

Goodwill- The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected April 30th as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets.

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT FULLY ADOPTED)

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform associated with the LIBOR transition. LIBOR and other interbank offered rates are widely used benchmark or reference rates that have been used in the valuation of loans, derivatives, and other financial contracts. Global capital markets are going to be required to move away from LIBOR and other interbank offered rates and toward rates that are more observable or transaction based and less susceptible to manipulation. Topic 848 provides optional expedients and exceptions, subject to meeting certain criteria, for applying current GAAP to contract modifications and hedging relationships, for contracts that reference LIBOR or another reference rate expected to be discontinued. Topic 848 is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective as of March 12, 2020 through December 31, 2022 and can be adopted at an instrument level. As of December 31, 2021, the Company utilized the expedient to assert probability of hedged interest as detailed in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data”. The Company may incorporate other components of Topic 848 at a later date as it continues to evaluate the remaining components of Topic 848 and its impact to the Company.

RESULTS OF OPERATIONS

SIGNIFICANT ACTIVITIES

SBA Paycheck Protection Program

The Company’s financial condition and results of operations as of and for the years ended December 31, 2021 and December 31, 2020 have been impacted by COVID-19, as well as governmental programs and initiatives responding to COVID-19, including the PPP.

The Company participated in the SBA PPP under the CARES Act, which was intended to provide economic relief to small businesses that had been adversely impacted by COVID-19. The PPP loan funding program expired on May 31, 2021. The Company had PPP loans with a recorded investment of $154.7 million and $1.2 billion and unamortized deferred fees of $4.4 million and $17.6 million as of December 31, 2021 and 2020, respectively. The loans carry a 1% interest rate.

In addition to an insignificant amount of PPP loan pay offs, the Company has processed approximately $2.0 billion of loan forgiveness on approximately 16,000 PPP loans since the inception of the program through December 31, 2021.

Strategic Initiatives

During 2021, the Company took certain actions to reduce expenses in light of the current and expected operating environment that included the closure of the operations center and consolidation of 16 branches, all expected to be completed in March 2022. These actions resulted in restructuring expenses in the fourth quarter of 2021 of approximately $16.5 million and an estimated $5.7 million in the first quarter of 2022, primarily related to real estate, lease and other asset write downs, as well as severance costs. In addition, the Company completed the consolidation of five branches in February 2021 and 15 branches in 2020, which resulted in expenses of approximately $900,000 for the year ended December 31, 2021 and $6.8 million for the year ended December 31, 2020, primarily related to lease termination costs, severance costs and real estate write-downs.

Additionally, during 2021 the Company sold shares of Visa, Inc. Class B common stock and recorded a gain in other income of $5.1 million.

Subordinated Notes Offering

During the fourth quarter of 2021, the Company issued the 2031 Notes at a 2.875% fixed-to-floating rate. The 2031 Notes were sold at par resulting in net proceeds, after underwriting discounts and offering expenses, of approximately $246.9 million. The Company used a portion of the net proceeds from the 2031 Notes issuance to redeem during the fourth quarter of 2021 its outstanding $150 million of 5.00% fixed-to-floating rate subordinated notes that were due to mature in 2026. As a result of the redemption, the Company recorded additional interest expense of approximately $1.0 million in the fourth quarter of 2021 due to the acceleration of the related unamortized discount.

Share Repurchase Program

On December 10, 2021, the Company’s Board of Directors authorized a share repurchase program to purchase up to $100.0 million of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. This new Repurchase Program replaced the prior $125.0 million share repurchase authorization that was fully utilized by September 30, 2021 and was due to expire on June 30, 2022. There were no share repurchase transactions during the year ended December 31, 2021. Refer to Note 21 “Subsequent Events” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K for share repurchase transactions that occurred in 2022.

ASC 326 Adoption

On January 1, 2020, the Company adopted ASC 326, which resulted in an increase of $51.7 million in the ACL on January 1, 2020. Subsequent to the adoption of ASC 326, the Company has been impacted by the uncertainties associated with COVID-19. The ACL at December 31, 2021 decreased $62.8 million from December 31, 2020 due to lower expected losses than previously estimated as a result of ongoing economic improvements, benign credit quality metrics since the COVID-19 pandemic began, and a positive macroeconomic outlook. At December 31, 2021 the ACL was $107.8 million, which included an ALLL of $99.8 million and a RUC of $8.0 million, compared to an ACL of $170.5 million, which included an ALLL of $160.5 million and a RUC of $10.0 million at December 31, 2020.

COVID-19 UPDATE

The Company’s financial performance generally, and in particular the ability of its borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent on the business environment in its primary markets where it operates and in the United States as a whole.

COVID-19 has had and may continue to have a wide range of economic impacts. Since the first quarter of 2020, COVID-19 severely disrupted supply chains and adversely affected production, demand, sales, and employee productivity across a range of industries, and has increased unemployment in the Company’s areas of operation and nationally. During 2021, the economy has, with certain setbacks, started to reopen, as there was wider vaccine distribution, resulting in the easing of restrictions related to COVID-19, which appear to be leading to greater economic activity. However, the national economy and economies in the Company’s areas of operations were impacted during 2021 and may continue to be impacted into 2022, despite the fact that many businesses have re-opened at full capacity. In addition, COVID-19 may have social and other impacts that are not yet known but may affect the Company’s customers, employees, and vendors. If a resurgence in the COVID-19 pandemic leads to significant restrictions on economic activity or significant impacts on public health, COVID-19 may still present the possibility of an extended economic recession.

During 2021 and 2020, the Company has taken and is continuing to take precautions to protect the safety and well-being of the Bank’s employees and customers during COVID-19. The Bank has implemented additional safety policies and procedures and follows guidance issued by the Centers for Disease Control and Prevention, state health authorities, and state and local executive orders where our branches and corporate offices are located. The Bank remains very focused on the safety and well-being of its employees and customers during COVID-19 and is committed to safely and responsibly operating its branch network and maintaining appropriate staffing in each branch.

COVID-19 has adversely affected the Company’s business, financial condition, and results of operations since the first quarter of 2020. The duration, nature and severity of future impacts of COVID-19 on the Company’s operational and financial performance will depend on future developments with respect to COVID-19, many of which remain highly uncertain and cannot be predicted. For additional information about the risks posed by COVID-19, see “Risks Related to the COVID-19 Pandemic” in Item 1A “Risk Factors”.

SUMMARY OF 2021 FINANCIAL RESULTS

Executive Overview

Net Income & Performance Metrics

●	Net income available to common shareholders was $252.0 million and diluted EPS was $3.26 for the year ended December 31, 2021, compared to net income of $152.6 million and diluted EPS of $1.93 for the year ended December 31, 2020.
●	Adjusted operating earnings available to common shareholders(+), which excludes dividends on preferred stock, net losses related to balance sheet repositioning, gains or losses on sales of securities, gains on the sale of Visa, Inc. Class B common stock, as well as branch closing and facility consolidation costs, totaled $273.3 million and diluted adjusted operating EPS(+) was $3.53 for the year ended December 31, 2021, compared to adjusted operating earnings available to common shareholders(+) of $174.2 million and diluted adjusted operating EPS(+) of $2.21 for the year ended December 31, 2020.

Balance Sheet

●	Cash and cash equivalents were $802.5 million at December 31, 2021, an increase of $309.2 million or 62.7% from December 31, 2020.
●	Total investments were $4.2 billion at December 31, 2021, an increase of $1.0 billion or 31.6% from December 31, 2020.
●	Loans held for investment (net of deferred fees and costs) were $13.2 billion at December 31, 2021, a decrease of $825.5 million or 5.9% from December 31, 2020. Excluding the effects of the PPP(+), loans held for investment (net of deferred fees and costs) totaled $13.0 billion at December 31, 2021, an increase of $203.7 million or 1.6% from the prior year.
●	Total deposits at December 31, 2021 were $16.6 billion, an increase of $888.3 million or 5.6% from December 31, 2020.

Net Income

2021 compared to 2020

Net income available to common shareholders for the year ended December 31, 2021 increased $99.5 million or 65.2% to $252.0 million for the year ended December 31, 2021 and represented diluted EPS of $3.26, compared to $152.6 million and $1.93 for the year ended December 31, 2020. The increase primarily reflects the decrease in the provision for credit losses, by $148.0 million from the year ended December 31, 2020 to a negative $60.9 million for the year ended December 31, 2021, primarily due to decreases to the Company’s ACL estimates driven by ongoing economic improvements, benign credit quality metrics since the COVID-19 pandemic began and a positive macroeconomic outlook. This increase was partially offset by higher income tax expense, higher noninterest expenses, and lower net interest income and noninterest income. Adjusted operating earnings available to common shareholders(+) totaled $273.3 million for the year ended December 31, 2021, compared to $174.2 million for the year ended December 31, 2020, and diluted adjusted operating EPS(+) were $3.53 for the year ended December 31, 2021, compared to $2.21 for the year ended December 31, 2020.

Net interest income for the year ended December 31, 2021 totaled $551.3 million, which was a decrease of $4.0 million or 0.7% compared to the prior year, primarily reflecting the impact of a decline in overall earning asset yields of 52 bps for the year ended December 31, 2021, offset by a decline in cost of funds of 35 bps for the year ended December 31, 2021 and increased loan accretion recognized on PPP loans.

Noninterest income decreased $5.7 million or 4.3% from $131.5 million for the year ended December 31, 2020 to $125.8 million for the year ended December 31, 2021 as declines in gains on securities transactions, loan swap fees reflecting lower transaction volumes in the current year, and mortgage banking income reflecting lower mortgage loan origination volumes in the current year, were partially offset by increases in unrealized gains on equity method investments, the gain on sale of Visa, Inc. Class B common stock, fiduciary and asset management fees primarily reflecting higher assets under management, income on bank owned life insurance, interchange fees, service charges on deposits, and also the impact of prior year benefitting from a balance sheet repositioning gain.

Noninterest expense increased $5.8 million or 1.4% from $413.3 million for the year ended December 31, 2020 to $419.2 million for the year ended December 31, 2021. The increase was primarily driven by an increase in branch closing and facility consolidation costs, as well as the impact of higher salaries and benefit costs, professional services costs, and technology and data processing expenses for the year ended December 31, 2021, partially offset by declines in losses related to balance sheet repositioning, core deposit intangibles amortization costs, loan-related expenses, and other business continuity expenses associated with the Company’s response to COVID-19.

2020 compared to 2019

Net income available to common shareholders for the year ended December 31, 2020 decreased $41.0 million or 21.2% to $152.6 million for the year ended December 31, 2020 and represented earnings per share of $1.93, compared to $193.5 million and $2.41 for the year ended December 31, 2019. The decrease was primarily due to the economic disruption caused by the COVID-19 pandemic. Adjusted operating earnings available to common shareholders(+) totaled $174.2 million for the year ended December 31, 2020, compared to $227.8 million for the year ended December 31, 2019, and diluted adjusted operating EPS(+) were $2.21 for the year ended December 31, 2020, compared to $2.84 for the year ended December 31, 2019. For reconciliation of the non-GAAP measures, refer to section “Non-GAAP Measures” included within this Item 7. The reduction in net income for the year ended December 31, 2020 included an increase to the provision for credit losses of $66.0 million from $21.1 million for the year ended December 31, 2019 to $87.1 million for the year ended December 31, 2020, primarily due to increases to the Company’s ACL estimates driven by the impact of the overall worsening economic forecast related to COVID-19 and its related forecast implications required as a result of the Company’s 2020 adoption of CECL. In addition, the Company incurred FHLB prepayment penalties of $31.1 million, expenses of approximately $6.8 million related to branch consolidation costs and other expense reduction actions, and approximately $2.1 million in costs related to the Company’s response to COVID-19 during the year ended December 31, 2020.

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

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

	For the Year Ended
	December 31,
	2021	2020	Change

	(Dollars in thousands)
Average interest-earning assets	$17,903,671	$17,058,795	$844,876
Interest and dividend income	$592,359	$653,454	$(61,095)
Interest and dividend income (FTE) (+)	$604,950	$665,001	$(60,051)
Yield on interest-earning assets	3.31%	3.83%	(52)	bps
Yield on interest-earning assets (FTE) (+)	3.38%	3.90%	(52)	bps
Average interest-bearing liabilities	$11,938,582	$12,243,845	$(305,263)
Interest expense	$41,099	$98,156	$(57,057)
Cost of interest-bearing liabilities	0.34%	0.80%	(46)	bps
Cost of funds	0.23%	0.58%	(35)	bps
Net interest income	$551,260	$555,298	$(4,038)
Net interest income (FTE) (+)	$563,851	$566,845	$(2,994)
Net interest margin	3.08%	3.26%	(18)	bps
Net interest margin (FTE) (+)	3.15%	3.32%	(17)	bps

For the year ended December 31, 2021, net interest income was $551.3 million, a decrease of $4.0 million from the year ended December 31, 2020. For the year ended December 31, 2021, net interest income (FTE) (+) was $563.9 million, a decrease of $3.0 million from the prior year. The decreases in both net interest income and net interest income (FTE) (+) were primarily the result of a decline in overall loan and securities yields partially offset by a decline in cost of funds and increased loan accretion recognized on PPP loans. For the year ended December 31, 2021, PPP loan accretion totaled $39.3 million, an increase of $6.8 million from $32.5 in the prior year. For the year ended December 31, 2021, net interest margin decreased 18 bps and net interest margin (FTE) (+) decreased 17 bps, compared to the year ended December 31, 2020. The net decline in net interest margin and net interest margin (FTE) (+) measures were primarily driven by a decrease in the yield on interest-earning assets, partially offset by a decrease in cost of funds and an increase in loan accretion on PPP loans. The decline in the Company’s earning asset yields was primarily driven by declines in loan and securities yields, as a result of the decrease in market interest rates. The cost of funds decline was driven by lower deposit costs and wholesale borrowing costs driven by lower market interest rates and a favorable funding mix.

	For the Year Ended
	December 31,
	2020	2019(1)	Change

	(Dollars in thousands)
Average interest-earning assets	$17,058,795	$14,881,142	$2,177,653
Interest and dividend income	$653,454	$699,332	$(45,878)
Interest and dividend income (FTE) (+)	$665,001	$710,453	$(45,452)
Yield on interest-earning assets	3.83%	4.70%	(87)	bps
Yield on interest-earning assets (FTE) (+)	3.90%	4.77%	(87)	bps
Average interest-bearing liabilities	$12,243,845	$11,280,822	$963,023
Interest expense	$98,156	$161,460	$(63,304)
Cost of interest-bearing liabilities	0.80%	1.43%	(63)	bps
Cost of funds	0.58%	1.08%	(50)	bps
Net interest income	$555,298	$537,872	$17,426
Net interest income (FTE) (+)	$566,845	$548,993	$17,852
Net interest margin	3.26%	3.61%	(35)	bps
Net interest margin (FTE) (+)	3.32%	3.69%	(37)	bps

(1) The 2019 information presented excludes discontinued operations. Refer to Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding discontinued operations.

In the first quarter of 2020, the Federal Reserve reduced the upper bound target on the federal funds rate from 1.75% to 0.25%. As a result of the decrease in market rates, loans indexed to short-term market rates, primarily 1-month LIBOR, repriced lower leading to an overall decline in earning assets yield and compression of the Company’s net interest margin. The Company reduced the rates it pays on all customer deposits and has repriced most of its wholesale borrowings as a result of the lower interest rate environment.

For the year ended December 31, 2020, net interest income was $555.3 million, an increase of $17.4 million from the year ended December 31, 2019. For the year ended December 31, 2020, net interest income (FTE) (+) was $566.8 million, an increase of $17.9 million from the prior year. The increases in both net interest income and net interest income (FTE) (+) were primarily the result of a decline in cost of funds and loan accretion recognized on PPP loans, partially offset by a decline in overall loan and investment yields. For the year ended December 31, 2020, PPP loan accretion totaled $32.5 million. Net accretion related to acquisition accounting decreased $1.5 million from $25.3 million for the year ended December 31, 2019 to $23.8 million for the year ended December 31, 2020. For the year ended December 31, 2020, net interest margin decreased 35 bps and net interest margin (FTE) (+) decreased 37 bps, compared to the year ended December 31, 2019. The net decline in net interest margin and net interest margin (FTE) (+) measures were primarily driven by a decrease in the yield on interest-earning assets, partially offset by a decrease in cost of funds and an increase in loan accretion on PPP loans. The decline in the Company’s earning asset yields was primarily driven by declines in loan and investment securities yields, as a result of the decrease in market interest rates. The cost of funds decline was driven by lower deposit costs and wholesale borrowing costs driven by lower market interest rates and a favorable funding mix.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the years indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Year Ended December 31,
	2021			2020			2019
		Interest			Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$2,170,983	$43,859	2.02%	$1,719,795	$43,585	2.53%	$1,676,918	$51,437	3.07%
Tax-exempt	1,408,395	49,210	3.49%	1,106,709	42,694	3.86%	986,266	40,574	4.11%
Total securities	3,579,378	93,069	2.60%	2,826,504	86,279	3.05%	2,663,184	92,011	3.45%
Loans, net (3) (4)	13,639,325	509,757	3.74%	13,777,467	575,575	4.18%	11,949,171	612,250	5.12%
Other earning assets	684,968	2,124	0.31%	454,824	3,147	0.69%	268,787	6,192	2.30%
Total earning assets	17,903,671	$604,950	3.38%	17,058,795	$665,001	3.90%	14,881,142	$710,453	4.77%
Allowance for credit losses	(128,100)			(147,633)			(43,797)
Total non-earning assets	2,201,980			2,172,691			2,002,965
Total assets	$19,977,551			$19,083,853			$16,840,310
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,254,615	$6,669	0.08%	$7,569,749	$29,675	0.39%	$6,249,053	$62,937	1.01%
Regular savings	1,029,476	226	0.02%	815,191	497	0.06%	747,356	1,273	0.17%
Time deposits (5)	2,201,039	20,222	0.92%	2,643,229	45,771	1.73%	2,627,987	50,762	1.93%
Total interest-bearing deposits	11,485,130	27,117	0.24%	11,028,169	75,943	0.69%	9,624,396	114,972	1.19%
Other borrowings (6)	453,452	13,982	3.08%	1,215,676	22,213	1.83%	1,656,426	46,488	2.81%
Total interest-bearing liabilities	11,938,582	$41,099	0.34%	12,243,845	$98,156	0.80%	11,280,822	$161,460	1.43%
Noninterest-bearing liabilities:
Demand deposits	5,056,156			3,922,126			2,891,156
Other liabilities	257,483			341,510			216,897
Total liabilities	17,252,221			16,507,481			14,388,875
Stockholders' equity	2,725,330			2,576,372			2,451,435
Total liabilities and stockholders' equity	$19,977,551			$19,083,853			$16,840,310
Net interest income		$563,851			$566,845			$548,993
Interest rate spread			3.04%			3.10%			3.34%
Cost of funds			0.23%			0.58%			1.08%
Net interest margin			3.15%			3.32%			3.69%
(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.
(2)	Rates and yields are calculated from actual, not rounded amounts in thousands, which appear above.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $17.0 million, $24.3 million, and $24.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5)	Interest expense on time deposits includes $13,000, $132,000, and $833,000 for the years ended December 31, 2021, 2020, and 2019, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6)	Interest expense on borrowings includes $806,000, $633,000, and $360,000 for the years ended December 31, 2021, 2020, and 2019 in amortization of the fair market value adjustments related to acquisitions. Interest expenses on borrowings, for the year ended December 31, 2021, also includes $1.0 million in acceleration of the unamortized discount on the redeemed $150 million fixed-to-floating rate subordinated notes that were due to mature in 2026.

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

	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$10,126	$(9,852)	$274	$1,286	$(9,138)	$(7,852)
Tax-exempt	10,823	(4,307)	6,516	4,751	(2,631)	2,120
Total securities	20,949	(14,159)	6,790	6,037	(11,769)	(5,732)
Loans, net (1)	(5,718)	(60,100)	(65,818)	85,839	(122,514)	(36,675)
Other earning assets	1,172	(2,195)	(1,023)	2,795	(5,840)	(3,045)
Total earning assets	$16,403	$(76,454)	$(60,051)	$94,671	$(140,123)	$(45,452)
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Transaction and money market accounts	$2,467	$(25,473)	$(23,006)	$11,213	$(44,475)	$(33,262)
Regular savings	107	(378)	(271)	106	(882)	(776)
Time deposits (2)	(6,713)	(18,836)	(25,549)	293	(5,284)	(4,991)
Total interest-bearing deposits	(4,139)	(44,687)	(48,826)	11,612	(50,641)	(39,029)
Other borrowings (3)	(18,494)	10,263	(8,231)	(10,501)	(13,774)	(24,275)
Total interest-bearing liabilities	(22,633)	(34,424)	(57,057)	1,111	(64,415)	(63,304)
Change in net interest income	$39,036	$(42,030)	$(2,994)	$93,560	$(75,708)	$17,852
(1)	The rate-related change in interest income on loans includes the impact of lower accretion of the acquisition-related fair market value adjustments of $7.3 million and $520,000 for the 2021 vs. 2020 and 2020 vs. 2019 change, respectively.
(2)	The rate-related change in interest expense on deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $119,000 and $701,000 for the 2021 vs. 2020 and 2020 vs 2019 change, respectively.
(3)	The rate-related change in interest expense on other borrowings includes the impact of higher amortization of the acquisition-related fair market value adjustments of $173,000 and $273,000 for the 2021 vs. 2020 and 2020 vs. 2019 change, respectively. The year ended December 31, 2021, also included the impact of the $1.0 million acceleration of unamortized discount on the redemption of the $150 million fixed-to-floating rate subordinated notes that were due to mature in 2026.

The Company’s net interest margin (FTE)(+) includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for 2019, 2020, and 2021 are reflected in the following table (dollars in thousands):

	Loans	Deposit	Borrowings
	Accretion	Accretion	Accretion	Total
For the year ended December 31, 2019	$24,846	833	(360)	25,319
For the year ended December 31, 2020	24,326	132	(633)	23,825
For the year ended December 31, 2021	17,044	13	(806)	16,251

Noninterest Income

	For the Year Ended
	December 31,		Change
	2021	2020	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$27,122	$25,251	$1,871	7.4%
Other service charges, commissions and fees	6,595	6,292	303	4.8%
Interchange fees	8,279	7,184	1,095	15.2%
Fiduciary and asset management fees	27,562	23,650	3,912	16.5%
Mortgage banking income	21,022	25,857	(4,835)	(18.7)%
Gains on securities transactions	87	12,294	(12,207)	(99.3)%
Bank owned life insurance income	11,488	9,554	1,934	20.2%
Loan-related interest rate swap fees	5,620	15,306	(9,686)	(63.3)%
Other operating income	18,031	6,098	11,933	195.7%
Total noninterest income	$125,806	$131,486	$(5,680)	(4.3)%

For the year ended December 31, 2021, noninterest income decreased $5.7 million or 4.3% to $125.8 million from $131.5 million for the year ended December 31, 2020. Excluding the gain from the sale of Visa, Inc. Class B common stock ($5.1 million for the year ended December 31, 2021 compared to $0 in the prior year), gains on securities transactions ($87,000 for the year ended December 31, 2021 compared to $12.3 million in the prior year) and losses related to balance sheet repositioning ($0 for the year ended December 31, 2021 compared to gains of $1.8 million in the prior year), adjusted operating noninterest income(+) for the year ended December 31, 2021 declined by $379,000 or 0.31% from the prior year. The slight net decrease in adjusted operating noninterest income(+) from the prior year was driven by a decline of $9.7 million in loan-related interest rate swap fees due to lower transaction volumes and a decline of $4.8 million in mortgage banking income due to lower mortgage origination volumes; largely offset by increases of $5.8 million in unrealized gains on equity method investments, an increase of $3.9 million in fiduciary and asset management fees due to market driven increases in assets under management, higher BOLI of $1.9 million primarily due to life insurance proceeds received in 2021, increases of $1.9 million in service charges on deposit accounts, and $1.1 million in interchange fees due to higher transaction volumes.

	For the Year Ended
	December 31,		Change
	2020	2019(1)	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$25,251	$30,202	$(4,951)	(16.4)%
Other service charges, commissions and fees	6,292	6,423	(131)	(2.0)%
Interchange fees	7,184	14,619	(7,435)	(50.9)%
Fiduciary and asset management fees	23,650	23,365	285	1.2%
Mortgage banking income	25,857	10,303	15,554	151.0%
Gains on securities transactions	12,294	7,675	4,619	60.2%
Bank owned life insurance income	9,554	8,311	1,243	15.0%
Loan-related interest rate swap fees	15,306	14,126	1,180	8.4%
Other operating income	6,098	17,791	(11,693)	(65.7)%
Total noninterest income	$131,486	$132,815	$(1,329)	(1.0)%

(1) The 2019 information presented excludes discontinued operations. Refer to Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding discontinued operations.

For the year ended December 31, 2020, noninterest income decreased $1.3 million or 1.0% to $131.5 million from $132.8 million for the year ended December 31, 2019. Excluding gains on sales of securities and gains related to balance sheet repositioning, adjusted operating noninterest income(+) for the year ended December 31, 2020 decreased $4.2 million or 3.3%, compared to the year ended December 31, 2019, primarily driven by approximately $9.3 million in life insurance proceeds received during the third quarter of 2019 related to a Xenith-acquired loan that had been charged off prior to the Company’s acquisition of Xenith. In addition, there was a decline in service charges on deposit accounts of $5.0 million primarily due to lower NSF and overdraft fees, and a decline of $7.4 million in interchange fees primarily due to reduced debit card interchange transaction fees as a result of the Durbin Amendment which was effective for the Company on July 1, 2019. Partially offsetting these decreases was an increase of $1.2 million in loan related interest rate swap income and an increase in bank owned life insurance income of $1.2 million primarily related to death benefit proceeds received during the third quarter of 2020. In addition, mortgage banking income increased $15.6 million primarily due to increased mortgage loan origination volumes resulting from the current low interest rate environment.

Noninterest Expense

	For the Year Ended
	December 31,		Change
	2021	2020	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$214,929	$206,662	$8,267	4.0%
Occupancy expenses	28,718	28,841	(123)	(0.4)%
Furniture and equipment expenses	15,950	14,923	1,027	6.9%
Technology and data processing	30,200	25,929	4,271	16.5%
Professional services	17,841	13,007	4,834	37.2%
Marketing and advertising expense	9,875	9,886	(11)	(0.1)%
FDIC assessment premiums and other insurance	9,482	9,971	(489)	(4.9)%
Other taxes	17,740	16,483	1,257	7.6%
Loan-related expenses	7,004	9,515	(2,511)	(26.4)%
Amortization of intangible assets	13,904	16,574	(2,670)	(16.1)%
Loss on debt extinguishment	14,695	31,116	(16,421)	(52.8)%
Other expenses	38,857	30,442	8,415	27.6%
Total noninterest expense	$419,195	$413,349	$5,846	1.4%

For the year ended December 31, 2021, noninterest expense increased $5.8 million or 1.4% to $419.2 million from $413.3 million for the year ended December 31, 2020. Excluding amortization of intangible assets ($13.9 million for the year ended December 31, 2021 compared to $16.6 million in the prior year), losses related to balance sheet repositioning ($14.7 million for the year ended December 31, 2021 compared to $31.1 million in the prior year) and branch closing and facility consolidation costs ($17.4 million for the year ended December 31, 2021 compared to $6.8 million in the prior year), adjusted operating noninterest expense(+) for the year ended December 31, 2021 increased $14.3 million or 4.0%, compared to the year ended December 31, 2020, due to an increase of $8.3 million in salaries and benefits primarily driven by higher salaries, wages, and contract labor costs, $4.8 million in professional services costs due to an increase in legal and consulting fees associated with various strategic initiatives, $4.3 million in technology and data processing expenses primarily driven by higher software licensing and maintenance expenses, and a contract termination cost of approximately $900,000. The increases were partially offset by a decline in loan-related expenses of approximately $2.5 million driven by lower third party loan servicing costs compared to the prior year.

	For the Year Ended
	December 31,		Change
	2020	2019(1)	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$206,662	$195,349	$11,313	5.8%
Occupancy expenses	28,841	29,793	(952)	(3.2)%
Furniture and equipment expenses	14,923	14,216	707	5.0%
Technology and data processing	25,929	23,686	2,243	9.5%
Professional services	13,007	11,905	1,102	9.3%
Marketing and advertising expense	9,886	11,566	(1,680)	(14.5)%
FDIC assessment premiums and other insurance	9,971	6,874	3,097	45.1%
Other taxes	16,483	15,749	734	4.7%
Loan-related expenses	9,515	10,043	(528)	(5.3)%
OREO and credit-related expenses	2,023	4,708	(2,685)	(57.0)%
Amortization of intangible assets	16,574	18,521	(1,947)	(10.5)%
Merger-related costs	—	27,824	(27,824)	(100.0)%
Rebranding expense	—	6,455	(6,455)	(100.0)%
Loss on debt extinguishment	31,116	16,397	14,719	89.8%
Other expenses	28,419	25,254	3,165	12.5%
Total noninterest expense	$413,349	$418,340	$(4,991)	(1.2)%

(1) The 2019 information presented excludes discontinued operations. Refer to Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding discontinued operations.

For the year ended December 31, 2020, noninterest expense decreased $5.0 million or 1.2% to $413.3 million from $418.3 million for the year ended December 31, 2019. Excluding merger-related costs, amortization of intangible assets, rebranding-related costs, losses related to balance sheet repositioning, and branch closing and facility consolidation costs, adjusted operating noninterest expense(+) for the year ended December 31, 2020 increased $9.8 million or 2.8%, compared to the year ended December 31, 2019, primarily driven by an increase of $11.3 million in salaries and benefits driven by the full year impact of the Access acquisition, annual merit adjustments, and increased costs of benefits. In addition, there was an increase in FDIC assessment premiums of $3.1 million, primarily due to $3.8 million in FDIC small bank assessment expense credits received during 2019. Noninterest expense also included approximately $2.1 million in costs related to the Company’s response to COVID-19 incurred during the year ended December 31, 2020. The increases were partially offset by a decline in OREO and credit-related expenses of approximately $2.7 million due to lower OREO valuation adjustments and a decline in marketing and advertising expense of $1.7 million.

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

The effective tax rate for the years ended December 31, 2021, 2020, and 2019 was 17.2%, 15.1% and 16.2%, respectively. The increase in the effective rate for the year ended December 31, 2021 is primarily due to the lower proportion of tax-exempt income to pre-tax income.

BALANCE SHEET

Assets

At December 31, 2021, total assets were $20.1 billion, an increase of $436.3 million or approximately 2.2% from December 31, 2020. The increase in assets was primarily a result of net growth in the investment securities portfolio and higher cash balances reflecting the impact of excess liquidity in the market, partially offset by a decline in the loan portfolio, mainly due to PPP loan forgiveness, which was partially offset by organic loan growth.

LHFI (net of deferred fees and costs) were $13.2 billion, including $150.4 million in PPP loans, at December 31, 2021, a decrease of $825.5 million or 5.9% from December 31, 2020. Excluding the effects of the PPP (+), LHFI (net of deferred fees and costs) at December 31, 2021 increased $203.7 million or 1.6% from December 31, 2020. Average loan balances decreased $138.1 million in 2021 or 1.0%, from December 31, 2020. Excluding the effects of the PPP (+), average loan balances at December 31, 2021 increased $89.0 million or 0.7% from December 31, 2020. For additional information on the Company’s loan activity, please refer to section “Loan Portfolio” included within this Item 7 and Note 4 “Loans and Allowance for Loan and Lease Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Liabilities and Stockholders’ Equity

At December 31, 2021, total liabilities were $17.4 billion, an increase of $434.8 million from December 31, 2020.

Total deposits at December 31, 2021 were $16.6 billion, an increase of $888.3 million or approximately 5.6% from December 31, 2020. Average deposits at December 31, 2021 increased $1.6 billion or 10.6% from December 31, 2020. The increase from prior year was primarily due to additional liquidity of bank customers due to higher levels of government assistance programs since the start of COVID-19 and increased savings. For additional information on this topic, see section “Deposits” included within this Item 7.

Total short-term and long-term borrowings at December 31, 2021 were $506.6 million, a decrease of $334.1 million or 39.7% when compared to $840.7 million at December 31, 2020. The Company prepaid a $200.0 million long-term FHLB advance during the first quarter of 2021. At December 31, 2021, the Company did not have any outstanding federal funds purchased or advances with the FHLB balances as compared to $150.0 million and $100.0 million, respectively, at December 31, 2020. In addition, during the fourth quarter of 2021, the Company issued $250.0 million of the 2031 Notes at par resulting in net proceeds, after underwriting discounts and offering expenses, of approximately $246.9 million. The Company used a portion of the net proceeds from the 2031 Notes issuance to redeem its then-outstanding $150 million of 5.00% fixed-to-floating rate subordinated notes that were due to mature in 2026. For additional information on the Company’s borrowing activity, please refer to Note 9 “Borrowings” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2021, stockholders’ equity was $2.7 billion, an increase of $1.6 million from December 31, 2020. The net increase in stockholders’ equity reflects the impact of earnings retained by the Company during 2021, partially offset by share repurchases, dividends, and other comprehensive losses, primarily related to losses on agency MBS held in the Company’s AFS portfolio. The Company’s capital ratios continue to exceed the minimum capital requirements and is considered “well-capitalized” for regulatory purposes. The following table summarizes the Company’s regulatory capital ratios for the periods ended December 31, (dollars in thousands):

	2021	2020
Common equity Tier 1 capital ratio	10.24%	10.26%
Tier 1 capital ratio	11.33%	11.39%
Total capital ratio	14.18%	14.00%
Leverage ratio (Tier 1 capital to average assets)	9.01%	8.95%
Common equity to total assets	12.68%	12.95%
Tangible common equity to tangible assets	8.20%	8.31%

During 2021, the Company declared and paid dividends on the outstanding shares of Series A Preferred Stock of $687.52 per share (equivalent to $1.72 per outstanding depositary share). During 2021, the Company also declared and paid cash dividends of $1.09 per common share, an increase of $0.09 per share, or 9.0%, over cash dividends paid in 2020.

On December 10, 2021, the Company’s Board of Directors authorized a share Repurchase Program to purchase up to $100 million of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. This new Repurchase Program replaced the prior $125 million share repurchase authorization that was fully utilized by September 30, 2021 and was otherwise due to expire on June 30, 2022. There were no share repurchase transactions under the new Repurchase Program for the year ended December 31, 2021.

Securities

At December 31, 2021, the Company had total investments in the amount of $4.2 billion or 20.9% of total assets, as compared to $3.2 billion or 16.2% of total assets at December 31, 2020. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 11 “Derivatives” in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the dates indicated (dollars in thousands):

	December 31,	December 31,
	2021	2020
Available for Sale:
U.S. government and agency securities	$73,849	$13,394
Obligations of states and political subdivisions	1,008,396	837,326
Corporate and other bonds	153,376	151,078
MBS
Commercial	471,157	388,684
Residential	1,773,232	1,148,312
Total MBS	2,244,389	1,536,996
Other securities	1,640	1,625
Total AFS securities, at fair value	3,481,650	2,540,419
Held to Maturity:
U.S. government and agency securities	2,604	2,751
Obligations of states and political subdivisions	620,873	536,767
MBS
Commercial	4,523	5,333
Residential	—	—
Total MBS	4,523	5,333
Total held to maturity securities, at carrying value	628,000	544,851
Restricted Stock:
Federal Reserve Bank stock	67,032	67,032
FHLB stock	9,793	27,750
Total restricted stock, at cost	76,825	94,782
Total investments	$4,186,475	$3,180,052

The following table summarizes the weighted average yields for AFS securities by contractual maturity date of the underlying securities as of December 31, 2021:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	—%	—%	1.48%	—%	1.48%
Obligations of states and political subdivisions	4.92%	2.79%	2.66%	2.77%	2.77%
Corporate bonds and other securities	0.97%	4.17%	4.04%	1.81%	3.75%
MBS:
Commercial	3.32%	3.24%	2.47%	1.96%	2.38%
Residential	3.12%	2.36%	2.34%	1.80%	1.83%
Total MBS	3.32%	3.12%	2.38%	1.83%	1.94%
Total AFS securities	3.31%	3.17%	2.83%	2.12%	2.25%

The following table summarizes the weighted average yields for HTM securities by contractual maturity date of the underlying securities as of December 31, 2021:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	4.19%	-%	4.04%	-%	4.13%
Obligations of states and political subdivisions	2.20%	2.60%	4.35%	3.78%	3.78%
MBS:
Commercial	—%	—%	—%	4.96%	4.96%
Residential	—%	—%	—%	—%	—%
Total MBS	—%	—%	—%	4.96%	4.96%
Total HTM securities	3.19%	2.60%	4.33%	3.79%	3.79%

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost. Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of December 31, 2021, the Company maintained a diversified municipal bond portfolio with approximately 64% of its holdings in general obligation issues and the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 19% of total municipal bonds; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Loan Portfolio

LHFI, net of deferred fees and costs, were $13.2 billion and $14.0 billion at December 31, 2021 and December 31, 2020, respectively. Commercial & industrial loans and commercial real estate-non-owner occupied loans represented the Company’s largest categories at December 31, 2021. Commercial & industrial loans included approximately $145.3 million and $1.2 billion in loans from the PPP loan program (net of deferred fees) at December 31, 2021 and December 31, 2020, respectively.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of December 31, 2021 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$862,236	$344,872	$369,560	$320,639	$47,646	$1,275	$147,804	$96,199	$23,528	$28,077
Commercial Real Estate - Owner Occupied	1,995,409	188,180	616,759	131,106	466,190	19,463	1,190,470	488,635	670,936	30,899
Commercial Real Estate - Non-Owner Occupied	3,789,377	391,123	2,017,040	874,756	1,103,582	38,702	1,381,214	963,481	360,819	56,914
Multifamily Real Estate	778,626	110,344	435,891	101,684	334,207	—	232,391	164,156	68,235	—
Commercial & Industrial	2,542,243	388,432	1,221,312	997,881	216,506	6,925	932,499	614,082	307,365	11,052
Residential 1-4 Family - Commercial	607,337	98,217	121,869	31,376	80,058	10,435	387,251	283,106	91,448	12,697
Residential 1-4 Family - Consumer	816,524	5,099	201,405	2,071	29,283	170,051	610,020	8,434	71,349	530,237
Residential 1-4 Family - Revolving	560,796	33,921	499,081	37,512	135,248	326,321	27,794	1,522	12,217	14,055
Auto	461,052	3,150	—	—	—	—	457,902	186,588	271,314	—
Consumer	176,992	12,131	27,763	24,920	2,096	747	137,098	53,400	57,276	26,422
Other Commercial	605,251	45,759	87,239	9,461	40,343	37,435	472,253	167,190	195,150	109,913
Total LHFI	$13,195,843	$1,621,228	$5,597,919	$2,531,406	$2,455,159	$611,354	$5,976,696	$3,026,793	$2,129,637	$820,266

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. As reflected in the loan table, at December 31, 2021, the largest components of the Company’s loan portfolio consisted of commercial real estate, commercial & industrial, and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Total short-term loan modifications related to COVID-19 are immaterial to the Company as a whole at December 31, 2021.

Asset Quality

Overview

At December 31, 2021, the Company experienced decreases of NPAs compared to December 31, 2020. Accruing past due loan levels as a percentage of total LHFI at December 31, 2021 were down as compared to the prior year end.

Net charge-offs decreased for the year ended December 31, 2021, compared to the prior year. Total net charge-offs as a percentage of total average loans also decreased for the year ended December 31, 2021, compared to the prior year. For the year ended December 31, 2021, the ACL and the provision for loan losses decreased from the prior year due to lower expected losses than previously estimated as a result of benign credit quality metrics, improvements in credit trends during the year, and an improved economic outlook.

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

As discussed within the “Significant Activities” section within this Item 7, COVID-19 has had, and may continue to have a wide range of economic impacts, even as the economy significantly opened up in 2021, including impacts in the Company’s area of operations and on the Company’s clients and borrowers. The Company, however, has not yet experienced material deterioration in asset quality as compared to asset quality before COVID-19. The Company’s asset quality may in the future be adversely impacted to some degree due to the effects of COVID-19 (including the emergence and impact of new COVID-19 variants); although at this time it is impossible for the Company to estimate either the timing or the magnitude of any such adverse changes in asset quality. The Company continues to monitor asset quality trends and economic and market conditions for indications that COVID-19 may have more significant impacts on the Company’s asset quality than experienced to date. As of December 31, 2021, the Company’s management believes that the ultimate impact of COVID-19 on the Company’s asset quality will be less severe than initially projected at the start of the pandemic.

Nonperforming Assets

At December 31, 2021, NPAs totaled $32.8 million, a decrease of $12.4 million or 27.5% from December 31, 2020. NPAs as a percentage of total outstanding loans at December 31, 2021 were 0.25%, a decrease of 7 bps from 0.32% at December 31, 2020. Excluding the impact of the PPP loans (+), NPAs as a percentage of total outstanding loans were 0.25%, a decrease of 10 bps from 0.35% at December 31, 2020.

The following table shows a summary of asset quality balances and related ratios as of and for the years ended December 31, (dollars in thousands):

	2021	2020
Nonaccrual loans	$31,100	$42,448
Foreclosed properties	1,696	2,773
Total NPAs	32,796	45,221
Loans past due 90 days and accruing interest	9,132	13,634
Total NPAs and loans past due 90 days and accruing interest	$41,928	$58,855
Performing TDRs	$10,313	$13,961

Balances
Allowance for loan and lease losses	$99,787	$160,540
Allowance for credit losses	$107,787	$170,540
Average loans, net of deferred fees and costs	13,639,325	13,777,467
Loans, net of deferred fees and costs	13,195,843	14,021,314

Ratios
Nonaccrual loans to total loans	0.24%	0.30%
NPAs to total loans	0.25%	0.32%
NPAs to total adjusted loans(+)	0.25%	0.35%
NPAs & loans 90 days past due and accruing interest to total loans	0.32%	0.42%
NPAs to total loans & foreclosed property	0.25%	0.32%
NPAs & loans 90 days past due and accruing interest to total loans & foreclosed property	0.32%	0.42%
ALLL to nonaccrual loans	320.86%	378.20%
ALLL to nonaccrual loans & loans 90 days past due and accruing interest	248.03%	286.26%
ACL to nonaccrual loans	346.58%	401.76%

NPAs at December 31, 2021 included $31.1 million in nonaccrual loans, a net decrease of $11.3 million or 26.7% from December 31, 2020. The following table shows the activity in nonaccrual loans for the years ended December 31, (dollars in thousands):

	2021	2020
Beginning Balance	$42,448	$28,232
Net customer payments	(23,227)	(17,418)
Additions	13,454	20,266
Impact of ASC 326 adoption	—	14,381
Charge-offs	(1,436)	(3,021)
Loans returning to accruing status	(153)	8
Transfers to foreclosed property	14	—
Ending Balance	$31,100	$42,448

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual loans, at the years ended December 31, (dollars in thousands):

	2021	2020
Construction and Land Development	$2,697	$3,072
Commercial Real Estate - Owner Occupied	5,637	7,128
Commercial Real Estate - Non-owner Occupied	3,641	2,317
Multifamily Real Estate	113	33
Commercial & Industrial	1,647	2,107
Residential 1-4 Family – Commercial	2,285	9,993
Residential 1-4 Family – Consumer	11,397	12,600
Residential 1-4 Family – Revolving	3,406	4,629
Auto	223	500
Consumer	54	69
Total	$31,100	$42,448
Coverage Ratio(1)	320.86%	378.20%
(1)	Represents the ALLL divided by nonaccrual loans.

NPAs at December 31, 2021 also included $1.7 million in foreclosed property, a decrease of $1.1 million or 38.8% from the prior year. The following table shows the activity in foreclosed property for the years ended December 31, (dollars in thousands):

	2021	2020
Beginning Balance	$2,773	$4,708
Additions of foreclosed property	14	615
Valuation adjustments	—	(79)
Proceeds from sales	(991)	(2,520)
Gains (losses) from sales	(100)	49
Ending Balance	$1,696	$2,773

The following table presents the composition of the foreclosed property portfolio at the years ended December 31, (dollars in thousands):

	2021	2020
Land	$728	$1,227
Land Development	894	1,323
Residential Real Estate	74	60
Commercial Real Estate	—	163
Total	$1,696	$2,773

Past Due Loans

At December 31, 2021 past due loans still accruing interest totaled $29.9 million or 0.23% of total LHFI, compared to $49.8 million or 0.36% of total LHFI at December 31, 2020. Of the total past due loans still accruing interest $9.1 million or 0.07% of total LHFI were loans past due 90 days or more at December 31, 2021, compared to $13.6 million or 0.10% of total LHFI at December 31, 2020.

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

The total recorded investment in TDRs at December 31, 2021 was $18.0 million, a decrease of $2.7 million or 12.9% from $20.6 million at December 31, 2020. Of the $18.0 million of TDRs at December 31, 2021, $10.3 million or 57.4% were considered performing while the remaining $7.6 million were considered nonperforming. Of the $20.6 million of TDRs at December 31, 2020, $14.0 million or 68.0% were considered performing while the remaining $6.6 million were considered nonperforming. Loans are removed from TDR status in accordance with the established policy described in Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

For loan modifications made under the Joint Guidance and CARES Act, as amended by the CAA, refer to Note 1 “Summary of Significant Accounting Polices” in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. this report.

Net Charge-offs

For the year ended December 31, 2021, net charge-offs of loans were $1.9 million or 0.01% of total average loans, compared to $11.4 million or 0.08% for the year ended December 31, 2020. The net charge-offs of loans for the years ended December 31, 2021 and 2020 continue to be insignificant, driven by benign credit impacts since the pandemic began.

Provision for Credit Losses

The Company recorded a negative provision for credit losses of $60.9 million for the year ended December 31, 2021, a decrease of $148.0 million or 169.9% from the prior year’s provision for credit losses of $87.1 million. The provision for credit losses for the year ended December 31, 2021 reflected a negative provision of $58.9 million in provision for loan losses and negative $2.0 million in provision for unfunded commitments. The decrease in the provision for credit losses in the current year compared to the prior year was driven by the benign credit impacts since the pandemic began, the ongoing recovery in the economy since last year, and the improvement in the economic forecast utilized in estimating the ACL as of December 31, 2021.

Allowance for Credit Losses

At December 31, 2021, the ACL was $107.8 million and included an ALLL of $99.8 million and a RUC of $8.0 million. The ACL decreased $62.8 million from December 31, 2020 due to negative provisions for credit losses that were driven by lower expected losses than previously estimated as a result of benign credit quality metrics to date and an improved economic outlook due to the roll-out of COVID-19 vaccines, as well as additional government stimulus inclusive of more PPP funding.

The ACL as a percentage of the total loan portfolio was 0.82% at December 31, 2021, compared to 1.22% at December 31, 2020. The ACL as a percentage of adjusted loans (+) decreased 50 bps from December 31, 2020 to 0.83% at December 31, 2021.

The ALLL as a percentage of the total loan portfolio was 0.76% at December 31, 2021 and 1.14% at December 31, 2020. When excluding PPP loans (+), which are 100% guaranteed by the SBA, the ALLL as a percentage of adjusted loans decreased 49 bps from December 31, 2020 to 0.76% at December 31, 2021. The ratio of the ALLL to nonaccrual loans was 320.86% at December 31, 2021, compared to 378.20% at December 31, 2020.

The following table summarizes the ACL as of December 31, (dollars in thousands):

	2021	2020
Total ALLL	$99,787	$160,540
Total RUC	8,000	10,000
Total ACL	$107,787	$170,540

ALLL to total loans	0.76%	1.14%
ALLL to adjusted loans(+)	0.76%	1.25%
ACL to total loans	0.82%	1.22%
ACL to adjusted loans(+)	0.83%	1.33%
Net charge-offs to average loans	0.01%	0.08%
Net charge-offs to adjusted loans(+)	0.01%	0.09%
Provision for loan losses to average loans	(0.43)%	0.60%
Provision for loan losses to adjusted average loans(+)	(0.46)%	0.65%

The following table summarizes the net-charge off and ACL activity by segment for the years ended of December 31, (dollars in thousands):

	2021			2020
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(5,186)	$(4,897)	$(10,083)	$(6,671)	$(11,522)	$(18,193)
Recoveries	4,915	3,303	8,218	3,517	3,238	6,755
Net charge-offs	$(271)	$(1,594)	$(1,865)	$(3,154)	$(8,284)	$(11,438)
Net charge-offs to average loans	NM	0.08%	0.01%	0.03%	0.38%	0.08%

ACL	$85,323	$22,464	$107,787	$126,309	$44,231	$170,540
ACL to total loans	0.76%	1.11%	0.82%	1.06%	2.14%	1.22%

The decrease in the ACL for both loan segments is due to negative provisions for credit losses that were driven by lower expected losses than previously estimated as a result of benign credit quality metrics to date and an improved economic outlook due to the roll-out of COVID-19 vaccines, as well as additional government stimulus inclusive of more PPP funding.

The following table shows the ACL by loan segment and the percentage of the total loan portfolio that the related ACL covers as of December 31, (dollars in thousands):

	2021		2020
	$	% (1)	$	%(1)
Commercial	$85,323	84.7%	$126,309	85.2%
Consumer	22,464	15.3%	44,231	14.8%
Total	$107,787	100.0%	$170,540	100.0%
(1)	The percent represents the loan balance divided by total loans.

Deposits

As of December 31, 2021, total deposits were $16.6 billion, an increase of $888.3 million, or 5.6%, compared to December 31, 2020. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.9 billion accounted for 16.3% of total interest-bearing deposits at December 31, 2021, compared to $2.6 billion and 22.7% at December 31, 2020.

The following table presents the deposit balances by major category as of December 31, (dollars in thousands):

	2021		2020
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Non-interest bearing	$5,207,324	31.3%	$4,368,703	27.8%
NOW accounts	4,176,032	25.1%	3,621,181	23.0%
Money market accounts	4,249,858	25.6%	4,248,335	27.0%
Savings accounts	1,121,297	6.8%	904,095	5.8%
Time deposits of $250,000 and over	452,193	2.7%	1,532,082	9.7%
Other time deposits	1,404,364	8.5%	1,048,369	6.7%
Total Deposits (1)	$16,611,068	100.0%	$15,722,765	100.0%
(1)	Includes uninsured deposits of $5.9 billion and $5.3 billion as of December 31, 2021 and December 31, 2020, respectively. Amounts are based on estimated amounts of uninsured deposits as of the reported period.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of December 31, 2021 and 2020, there were $0 and $145.9 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets. The reduced usage of purchase certificates of deposit in 2021 is due to the increase in customer deposits.

Maturities of time deposits in excess of FDIC insurance limits as of December 31, 2021 were as follows (dollars in thousands):

Amount
Within 3 Months	$42,696
3 - 6 Months	30,313
6 - 12 Months	101,942
Over 12 Months	104,242
Total	$279,193

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

On June 9, 2020, the Company issued 6,900,000 depositary shares, each representing a 1/400th ownership interest in a share of its Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share), including 900,000 depositary shares pursuant to the exercise in full by the underwriters of their option to purchase additional depositary shares. The total net proceeds to the Company were approximately $166.4 million, after deducting the underwriting discount and other offering expenses payable by the Company. The Company used the net proceeds of the offering for general corporate purposes in the ordinary course of its business, such as the repayment of debt, loan funding, acquisitions, additions to working capital, capital expenditures and investments in the Company’s subsidiaries.

In 2019, the Company’s Board of Directors authorized a share repurchase program to purchase up to $150.0 million of the Company’s common stock through June 30, 2021 in open market transactions or privately negotiated transactions. On March 20, 2020, the Company suspended its share repurchase program, which had approximately $20.0 million remaining in authorization at the time of suspension and as of December 31, 2020. The Company repurchased an aggregate of approximately 3.7 million shares, at an average price of $35.48 per share, under the authorization prior to suspension.

On May 4, 2021, the Company’s Board of Directors authorized a share repurchase program to purchase up to $125.0 million worth of the Company’s common stock through June 30, 2022 in open market transactions or privately negotiated transactions, which was fully utilized as of September 30, 2021.

On December 10, 2021, the Company’s Board of Directors authorized a share repurchase program to purchase up to $100.0 million of the Company’s common stock through December 9, 2022 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and /or Rule 10b-18 under the Exchange Act. There were no share repurchase transactions under this new Repurchase Program for the year ended December 31, 2021. Refer to Note 21 “Subsequent Events” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K for share repurchase transactions that occurred in 2022.

On January 28, 2022, the Company announced that its Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on March 1, 2022 to preferred shareholders of record as of February 14, 2022. The Board also declared a quarterly dividend of $0.28 per share of common stock. The common stock dividend is payable on February 25, 2022 to common shareholders on record as of February 11, 2022.

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

The table summarizes the Company’s regulatory capital and related ratios for the periods ended December 31, (dollars in thousands):

	2021	2020
Common equity Tier 1 capital	$1,569,751	$1,512,507
Tier 1 capital	1,736,107	1,678,863
Tier 2 capital	437,435	384,494
Total risk-based capital	2,173,542	2,063,356
Risk-weighted assets	15,328,166	14,739,253

Capital ratios:
Common equity Tier 1 capital ratio	10.24%	10.26%
Tier 1 capital ratio	11.33%	11.39%
Total capital ratio	14.18%	14.00%
Leverage ratio (Tier 1 capital to average assets)	9.01%	8.95%
Capital conservation buffer ratio (1)	5.33%	5.39%
Common equity to total assets	12.68%	12.95%
Tangible common equity to tangible assets (+)	8.20%	8.31%
(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(+) Refer to “Non-GAAP Measures” within this Item 7 for more information about this non-GAAP financial measure,

including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance to GAAP.

For more information about the Company’s off-balance sheet obligations and cash requirements refer to section “Liquidity” included within this Item 7.

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

Assumptions used in the model are derived from historical trends and management’s outlook and include loan and deposit growth rates and projected yields and rates. These assumptions may not materialize and unanticipated events and circumstances may occur. The model also does not take into account any future actions of management to mitigate the impact of interest rate changes. Such assumptions are monitored by management and periodically adjusted as appropriate. All maturities, calls, and prepayments in the securities portfolio are assumed to be reinvested in like instruments. MBS prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are reflected in the different rate scenarios.

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances at the period ended December 31, 2021 and 2020 (dollars in thousands):

	Change In Net Interest Income
	December 31,
	2021	2020
	%	%
Change in Yield Curve:
+300 basis points	30.15	16.20
+200 basis points	20.39	11.15
+100 basis points	10.33	5.63
Most likely rate scenario	—	—
-100 basis points	(9.20)	(2.66)
-200 basis points	(13.62)	(3.04)

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

From a net interest income perspective, the Company was more asset sensitive as of December 31, 2021 compared to its position as of December 31, 2020. This shift is in part due to the changing market characteristics of certain loan and deposit products and in part due to various other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2021 and 2020 (dollars in thousands):

	Change In Economic Value of Equity
	December 31,
	2021	2020
	%	%
Change in Yield Curve:
+300 basis points	(6.85)	2.78
+200 basis points	(3.55)	2.97
+100 basis points	(1.22)	2.57
Most likely rate scenario	-	—
-100 basis points	(4.82)	(4.67)
-200 basis points	(12.89)	(2.30)

As of December 31, 2021, the Company’s economic value of equity is generally less asset sensitive in a rising interest rate environment compared to its position as of December 31, 2020 primarily due to the composition of the Consolidated Balance Sheets and due in part to the pricing characteristics and assumptions of certain deposits.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, the Federal Reserve Discount Window, the purchase of brokered certificates of deposit, corporate line of credit with a large correspondent bank, and debt and capital issuance. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

As a result of adverse market conditions including the impacts of COVID-19, the Company has continued to see elevated customer deposit balances. These increased balances are due primarily to the combination of government stimulus programs, and customer expense and savings habits in response to the pandemic. As a result of the increases in customer deposits, the Company has reduced its wholesale borrowings during 2020 and 2021.  The Company considers a portion of the increases in customer deposits to be temporary, which it expects will result in outflows in subsequent quarters.

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

In response to the current rate environment, the Company prepaid $550.0 million of long-term FHLB advances throughout 2020, which resulted in prepayment penalties of $31.2 million. Additionally, the Company sold several securities, which resulted in a gain of approximately $10.3 million during the second quarter of 2020, and redeemed $8.5 million in subordinated debt during the fourth quarter of 2020. Also in response to the low market interest rate environment, in February 2021 the Company prepaid a $200.0 million long-term FHLB advance, which resulted in a prepayment penalty of $14.7 million.

As of December 31, 2021, liquid assets totaled $5.4 billion or 26.7% of total assets, and liquid earning assets totaled $5.2 billion or 28.8% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of December 31, 2021, loan payments of approximately $4.3 billion or 32.2% of total loans are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $285.7 million or 6.8% of total securities are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

For additional information and the available balances on various lines of credit, please refer to Note 9 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Items 8 “Financial Statements and Supplementary Data” of this Form 10-K. In addition to lines of credit, the Bank may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. For additional information and outstanding balances on purchased certificates of deposits, please refer to “Deposits” within this Item 7. For additional information on cash requirements for known contractual and other obligations, please refer to “Capital Resources” within this Item 7.

Cash Requirements

The Company’s cash requirements outside of lending transactions relate primarily to borrowings, debt, and capital instruments which are used as part of the Company’s overall liquidity and capital management strategy.  Cash required to repay these obligations will be sourced from future debt and capital issuances and from other general liquidity sources as described above under “Liquidity” within this Item 7.

The following table presents the Company’s contractual obligations related to its major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of December 31, 2021 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$250,000	$—	$250,000
Trust preferred capital notes (1)	155,159	—	155,159
Leases (2)	65,655	12,644	53,011
Repurchase agreements	117,870	117,870	—
Total contractual obligations	$588,684	$130,514	$458,170

(1)	Excludes related unamortized premium/discount and interest payments.
(2)	Represents lease payments due on non-cancellable operating leases at December 31, 2021. Excluded from these tables are variables lease payments or renewals.

For more information pertaining to the previous table, reference Note 7 “Leases” and Note 9 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K

Off-Balance Sheet Obligations

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s Consolidated Balance Sheets. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. For more information pertaining to these commitments, reference Note 10 “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, (dollars in thousands):

	2021	2020
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$5,825,557	$4,722,412
Letters of credit	152,506	161,827
Total commitments with off-balance sheet risk	$5,978,063	$4,884,239
(1) Includes unfunded overdraft protection.

The Company is also a lessor in sales-type and direct financing leases for equipment, as noted in Note 7 “Leases” in the Notes of the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. The Company’s future commitments related to the aforementioned leases totaled $217 million and $151 million, respectively, at December 31, 2021 and 2020.

Impact of Inflation and Changing Prices

The Company’s financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K below have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due to inflation. Inflation affects the Company’s results of operations mainly through increased operating costs, but since nearly all of the Company’s assets and liabilities are monetary in nature, changes in interest rates generally affect the financial condition of the Company to a greater degree than changes in the rate of inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. The Company’s management reviews pricing of its products and services, in light of current and expected costs due to inflation, to mitigate the inflationary impact on financial performance.

NON-GAAP MEASURES

In this Form 10-K, the Company has provided supplemental performance measures on a tax-equivalent, tangible, operating, adjusted or pre-tax pre-provision basis. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and changes in the periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance.

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

The information presented for 2019 excludes discontinued operations. Refer to Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding discontinued operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	2021	2020	2019
Interest Income (FTE)
Interest and Dividend Income (GAAP)	$592,359	$653,454	$699,332
FTE adjustment	12,591	11,547	11,121
Interest and Dividend Income FTE (non-GAAP)	$604,950	$665,001	$710,453
Average earning assets	$17,903,671	$17,058,795	$14,881,142
Yield on interest-earning assets (GAAP)	3.31%	3.83%	4.70%
Yield on interest-earning assets (FTE) (non-GAAP)	3.38%	3.90%	4.77%
Net Interest Income (FTE)
Net Interest Income (GAAP)	$551,260	$555,298	$537,872
FTE adjustment	12,591	11,547	11,121
Net Interest Income FTE (non-GAAP)	$563,851	$566,845	$548,993
Noninterest income (GAAP)	125,806	131,486	132,815
Total revenue (FTE) (non-GAAP)	$689,657	$698,331	$681,808
Average earning assets	$17,903,671	$17,058,795	$14,881,142
Net interest margin (GAAP)	3.08%	3.26%	3.61%
Net interest margin (FTE) (non-GAAP)	3.15%	3.32%	3.69%

The Company believes tangible common equity is an important indication of its ability to grow organically and through business combinations as well as its ability to pay dividends and to engage in various capital management strategies. Tangible common equity is used in the calculation of certain profitability, capital, and per share ratios. The Company believes tangible common equity and related ratios are meaningful measures of capital adequacy because they provide a meaningful basis for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	2021	2020	2019
Tangible Assets
Ending Assets (GAAP)	$20,064,796	$19,628,449	$17,562,990
Less: Ending goodwill	935,560	935,560	935,560
Less: Ending amortizable intangibles	43,312	57,185	73,669
Ending tangible assets (non-GAAP)	$19,085,924	$18,635,704	$16,553,761
Tangible Common Equity
Ending Equity (GAAP)	$2,710,071	$2,708,490	$2,513,102
Less: Ending goodwill	935,560	935,560	935,560
Less: Ending amortizable intangibles	43,312	57,185	73,669
Less: Perpetual preferred stock	166,357	166,357	—
Ending tangible common equity (non-GAAP)	$1,564,842	$1,549,388	$1,503,873
Average equity (GAAP)	$2,725,330	$2,576,372	$2,451,435
Less: Average goodwill	935,560	935,560	912,521
Less: Average amortizable intangibles	49,999	65,094	79,405
Less: Average perpetual preferred stock	166,356	93,658	—
Average tangible common equity (non-GAAP)	$1,573,415	$1,482,060	$1,459,509
Common equity to assets (GAAP)	12.68%	12.95%	14.31
Tangible common equity to tangible assets (non-GAAP)	8.20%	8.31%	9.08
Book value per common share (GAAP)	$33.80	$32.46	$31.58
Tangible book value per common share (non-GAAP)	$20.79	$19.78	$18.90

Adjusted operating measures exclude merger and rebranding-related costs, the gains or losses related to balance sheet repositioning (principally composed of gains and losses on debt extinguishment), gains or losses on sale of securities, gains on the sale of Visa, Inc. Class B common stock, as well as branch closing and facility consolidation costs (principally composed of real estate, leases and other assets write downs, gains or losses on related real estate sales, as well as severance associated with branch closing and corporate expense reduction initiatives). The Company believes these non-GAAP adjusted measures provide investors with important information about the continuing economic results of the organization’s operations. Prior periods in this Form 10-K have been adjusted for previously announced branch closing and corporate expense reduction initiatives.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	2021	2020	2019
Adjusted Operating Earnings & EPS
Net Income (GAAP)	$263,917	$158,228	$193,528
Plus: Merger and rebranding-related costs, net of tax	—	—	27,395
Plus: Net loss related to balance sheet repositioning, net of tax	11,609	25,979	12,953
Less: Gain on sale of securities, net of tax	69	9,712	6,063
Less: Gain on Visa, Inc. Class B common stock, net of tax	4,058	—	—
Plus: Branch closing and facility consolidation costs, net of tax	13,775	5,343	—
Adjusted operating earnings (non-GAAP)	$285,174	$179,838	$227,813
Less: Dividends on preferred stock	11,868	5,658	—
Adjusted operating earnings available to common shareholders (non-GAAP)	$273,306	$174,180	$227,813

Weighted average common shares outstanding, diluted	77,417,801	78,875,668	80,263,557
Earnings per common share, diluted (GAAP)	$3.26	$1.93	$2.41
Adjusted operating earnings per common share, diluted (non-GAAP)	$3.53	$2.21	$2.84

The adjusted operating efficiency ratio (FTE) excludes merger-related costs, rebranding costs, the amortization of intangible assets, gains or losses on sale of securities, gains on the sale of Visa, Inc. Class B common stock, gains or losses related to balance sheet repositioning (principally composed of gains and losses on debt extinguishment), as well as branch closing and facility consolidation costs. This measure is similar to the measure utilized by the Company when analyzing corporate performance and is also similar to the measure utilized for incentive compensation. The Company believes this adjusted measure provides investors with important information about the combined economic results of the organization’s operations. Net interest income (FTE) and total adjusted revenue (FTE), which are used in computing net interest margin (FTE) and adjusted operating efficiency ratio (FTE), respectively, provide valuable additional insight into the net interest margin and the efficiency ratio by adjusting for differences in tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing yield on earning assets. Interest expense and the related cost of interest-bearing liabilities and cost of funds ratios are not affected by the FTE components. Prior periods in this Form 10-K have been adjusted for previously announced branch closing and corporate expense reduction initiatives.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	2021	2020	2019
Adjusted Operating Noninterest Expense, Noninterest Income & Efficiency Ratio
Noninterest expense (GAAP)	$419,195	$413,349	$418,340
Less: Merger-related costs	—	—	27,824
Less: Rebranding costs	—	—	6,455
Less: Amortization of intangible assets	13,904	16,574	18,521
Less: Losses related to balance sheet repositioning	14,695	31,116	16,397
Less: Branch closing and facility consolidation costs	17,437	6,764	—
Adjusted operating noninterest expense (non-GAAP)	$373,159	$358,895	$349,143
Noninterest income (GAAP)	$125,806	$131,486	$132,815
Less: Losses related to balance sheet repositioning	—	(1,769)	—
Less: Gains on sale of securities	87	12,294	7,675
Less: Gain on Visa, Inc. Class B common stock	5,137	—	—
Adjusted operating noninterest income (non-GAAP)	$120,582	$120,961	$125,140
Net interest income (FTE) (non-GAAP)	$563,851	$566,845	$548,993
Adjusted operating noninterest income (non-GAAP)	120,582	120,961	125,140
Total adjusted revenue (FTE)(non-GAAP)	$684,433	$687,806	$674,133
Efficiency Ratio (GAAP)	61.91%	60.19%	62.37%
Adjusted operating efficiency ratio (FTE) (non-GAAP)	54.52%	52.18%	51.79%

PPP adjustment impact excludes the SBA guaranteed PPP loans funded during 2021 and 2020. The Company believes LHFI (net of deferred fees and costs), excluding PPP is useful to investors as it provides more clarity on the Company’s organic growth. The Company also believes that the related non-GAAP financial measures of past due loans still accruing interest as a percentage of total LHFI (net of deferred fees and costs), provision for credit losses as a percentage of average LHFI, and net charge-offs as a percentage of average LHFI (net of deferred fees and costs), in each case excluding impacts from the PPP, are useful to investors as loans originated under the PPP carry an SBA guarantee. The Company believes that the ALLL and the ACL, each as a percentage of loans held for investment (net of deferred fees and costs), and each excluding impacts from the PPP, are useful to investors because of the size of the Company’s PPP loan originations and the impact of the embedded credit enhancement provided by the SBA guarantee.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	2021	2020	2019
Adjusted Loans
Loans held for investment (net of deferred fees and costs) (GAAP)	$13,195,843	$14,021,314	$12,610,936
Less: PPP adjustments (net of deferred fees and costs)	150,363	1,179,522	—
Total adjusted loans (non-GAAP)	$13,045,480	$12,841,792	$12,610,936

Average loans held for investment (net of deferred fees and costs) (GAAP)	$13,639,325	$13,777,467	$11,949,171
Less: Average PPP adjustments (net of deferred fees and costs)	864,814	1,091,921	—
Total adjusted average loans (non-GAAP)	$12,774,511	$12,685,546	$11,949,171
Asset Quality
Provision for loan losses	$(58,888)	$82,200	$22,125
Net charge-offs	1,865	11,438	20,876
Allowance for loan and lease losses	99,787	160,540	42,294
Allowance for credit losses	107,787	170,540	43,194
Total NPAs	32,796	45,221	32,940

ALLL/total outstanding loans	0.76%	1.14%	0.34%
ALLL/total adjusted loans (non-GAAP)	0.76%	1.25%	0.34%
ACL/total outstanding loans	0.82%	1.22%	0.34%
ACL/total adjusted loans (non-GAAP)	0.83%	1.33%	0.34%
NPAs/total outstanding loans	0.25%	0.32%	0.26%
NPAs/total adjusted loans (non-GAAP)	0.25%	0.35%	0.26%
Net charge-offs/total average loans	0.01%	0.08%	0.17%
Net charge-offs/total adjusted average loans (non-GAAP)	0.01%	0.09%	0.17%
Provision for loan losses/total average loans	(0.43)%	0.60%	0.19%
Provision for loan losses/total adjusted average loans (non-GAAP)	(0.46)%	0.65%	0.19%

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

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic Union Bankshares Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Loan and Lease Losses

Description of the Matter

At December 31, 2021, the Company’s ALLL was $99.8 million. As more fully described in Note 1 and Note 4 of the consolidated financial statements, the Company’s ALLL represents management’s current estimate of expected credit losses over the life of the held for investment (HFI) loan portfolio. The ALLL is estimated by applying statistical loss forecasting models to loan balances pooled by loan type and credit risk indicator, with the exception of certain consumer pools that use vintage and loss rate methods. The models use economic forecast assumptions to estimate credit losses over a two-year forecast period before reverting to long-term average historical loss rates on a straight-line basis over the following two-year period. The Company considers qualitative factors to adjust model output when estimating the ALLL to account for expected credit losses not addressed in the statistical loss models, including uncertainty regarding forecasted economic conditions and its impact on future credit losses.

Auditing management’s estimate of the ALLL was especially challenging and highly judgmental due to qualitative factors management leverages when setting the ALLL.
How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the ALLL process that included, among others, controls over the accuracy of data and key model inputs such as loan risk ratings, the development, operation, and monitoring of the models, and management review controls over the use of qualitative factors.

We involved EY specialists in testing management’s statistical models, including evaluating model design and methodology, model performance, and testing key model assumptions. We also used EY specialists to assist us in testing key model inputs, including the accuracy of credit risk indicators and underlying collateral valuations. To test the qualitative component of the ALLL, we performed audit procedures that included, among others, assessing the appropriateness of the methodology and the consistency of its application, comparing certain economic data points used to support the qualitative factors to third party data, and re-computing components of the qualitative estimation that were quantitatively derived. We inspected management’s documentation supporting the use of qualitative factors, tested the completeness of the data supporting the measurement of those factors, and compared changes in those factors to prior periods. We also compared the collective ALLL estimate, inclusive of the qualitative component, to prior periods and industry peers through the use of allowance coverage ratios and charge-off experience for potential contrary evidence.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Richmond, Virginia

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Opinion on Internal Control over Financial Reporting

We have audited Atlantic Union Bankshares Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atlantic Union Bankshares Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

February 25, 2022

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(Dollars in thousands, except share data)

	2021	2020
ASSETS
Cash and cash equivalents:
Cash and due from banks	$180,963	$172,307
Interest-bearing deposits in other banks	618,714	318,974
Federal funds sold	2,824	2,013
Total cash and cash equivalents	802,501	493,294
Securities available for sale, at fair value	3,481,650	2,540,419
Securities held to maturity, at carrying value	628,000	544,851
Restricted stock, at cost	76,825	94,782
Loans held for sale, at fair value	20,861	96,742
Loans held for investment, net of deferred fees and costs	13,195,843	14,021,314
Less allowance for loan and lease losses	99,787	160,540
Total loans held for investment, net	13,096,056	13,860,774
Premises and equipment, net	134,808	163,829
Goodwill	935,560	935,560
Amortizable intangibles, net	43,312	57,185
Bank owned life insurance	431,517	326,892
Other assets	413,706	514,121
Total assets	$20,064,796	$19,628,449
LIABILITIES
Noninterest-bearing demand deposits	$5,207,324	$4,368,703
Interest-bearing deposits	11,403,744	11,354,062
Total deposits	16,611,068	15,722,765
Securities sold under agreements to repurchase	117,870	100,888
Other short-term borrowings	—	250,000
Long-term borrowings	388,724	489,829
Other liabilities	237,063	356,477
Total liabilities	17,354,725	16,919,959
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	100,101	104,169
Additional paid-in capital	1,807,368	1,917,081
Retained earnings	783,794	616,052
Accumulated other comprehensive income	18,635	71,015
Total stockholders' equity	2,710,071	2,708,490
Total liabilities and stockholders' equity	$20,064,796	$19,628,449

Common shares outstanding	75,663,648	78,729,212
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(Dollars in thousands, except per share amounts)

	2021	2020	2019

Interest and dividend income:
Interest and fees on loans	$508,770	$574,871	$612,115
Interest on deposits in other banks	855	1,270	3,733
Interest and dividends on securities:
Taxable	43,859	43,585	51,437
Nontaxable	38,875	33,728	32,047
Total interest and dividend income	592,359	653,454	699,332

Interest expense:
Interest on deposits	27,117	75,943	114,972
Interest on short-term borrowings	108	1,691	15,479
Interest on long-term borrowings	13,874	20,522	31,009
Total interest expense	41,099	98,156	161,460

Net interest income	551,260	555,298	537,872
Provision for credit losses	(60,888)	87,141	21,092
Net interest income after provision for credit losses	612,148	468,157	516,780

Noninterest income:
Service charges on deposit accounts	27,122	25,251	30,202
Other service charges, commissions and fees	6,595	6,292	6,423
Interchange fees	8,279	7,184	14,619
Fiduciary and asset management fees	27,562	23,650	23,365
Mortgage banking income	21,022	25,857	10,303
Gains on securities transactions	87	12,294	7,675
Bank owned life insurance income	11,488	9,554	8,311
Loan-related interest rate swap fees	5,620	15,306	14,126
Other operating income	18,031	6,098	17,791
Total noninterest income	125,806	131,486	132,815
Noninterest expenses:
Salaries and benefits	214,929	206,662	195,349
Occupancy expenses	28,718	28,841	29,793
Furniture and equipment expenses	15,950	14,923	14,216
Technology and data processing	30,200	25,929	23,686
Professional services	17,841	13,007	11,905
Marketing and advertising expense	9,875	9,886	11,566
FDIC assessment premiums and other insurance	9,482	9,971	6,874
Other taxes	17,740	16,483	15,749
Loan-related expenses	7,004	9,515	10,043
Amortization of intangible assets	13,904	16,574	18,521
Merger-related costs	—	—	27,824
Rebranding expense	—	—	6,455
Loss on debt extinguishment	14,695	31,116	16,397
Other expenses	38,857	30,442	29,962
Total noninterest expenses	419,195	413,349	418,340
Income from continuing operations before income taxes	318,759	186,294	231,255
Income tax expense	54,842	28,066	37,557
Income from continuing operations	$263,917	$158,228	$193,698
Discontinued operations:
Loss from operations of discontinued mortgage segment	$—	$—	$(230)
Income tax benefit	—	—	(60)
Loss on discontinued operations	—	—	(170)
Net income	263,917	158,228	193,528
Dividends on preferred stock	11,868	5,658	—
Net income available to common shareholders	$252,049	$152,570	$193,528

Basic earnings per common share	$3.26	$1.93	$2.41
Diluted earnings per common share	$3.26	$1.93	$2.41
Dividends declared per common share	$1.09	$1.00	$0.96
Basic weighted average number of common shares outstanding	77,399,902	78,858,726	80,200,950
Diluted weighted average number of common shares outstanding	77,417,801	78,875,668	80,263,557

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(Dollars in thousands)

	2021	2020	2019
Net income	$263,917	$158,228	$193,528
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(1,520)	(699)	(5,103)
Reclassification adjustment for losses (gains) included in net income (net of tax, $12, $394, and $2,051 for the years ended December 31, 2021, 2020, 2019 respectively) (1)	(47)	1,481	7,714
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $13,644, $12,227, and $13,262 for the years ended December 31, 2021, 2020, 2019 respectively)	(51,329)	45,996	49,890
Reclassification adjustment for gains included in net income (net of tax, $18, $2,582, and $1,611 for the years ended December 31, 2021, 2020, 2019 respectively) (2)	(69)	(9,712)	(6,064)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $5, $5, and $5 for the years ended December 31, 2021, 2020, 2019 respectively) (3)	(20)	(20)	(20)
Bank owned life insurance:
Unrealized holding losses arising during period	—	(2,098)	(646)
Reclassification adjustment for losses included in net income (4)	605	492	77
Other comprehensive income (loss)	(52,380)	35,440	45,848
Comprehensive income	$211,537	$193,668	$239,376

(1)	The gross amounts are generally reported in the interest income and interest expense sections of the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The gross amounts reclassified into earnings for the year ended December 31, 2020 included a $1.8 million loss related to the termination of a cash flow hedge that is reported in “Other operating income” with the corresponding income tax effect being reflected as a component of income tax expense.
(2)	The gross amounts reclassified into earnings are reported as "Gains on securities transactions" on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(3)	The gross amounts reclassified into earnings are reported within interest income on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(4)	Reclassifications in earnings are reported in "Salaries and benefits" expense on the Company’s Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(Dollars in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2018	$87,250	—	1,380,259	467,345	(10,273)	$1,924,581
Net income - 2019				193,528		193,528
Other comprehensive income (net of taxes of $13,697)					45,848	45,848
Issuance of common stock in regard to acquisitions (15,842,026 shares)	21,070		478,904			499,974
Dividends on common stock ($0.96 per share)				(78,345)		(78,345)
Stock purchased under stock repurchase plan (2,171,944 shares)	(2,889)		(77,391)			(80,280)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (297,726 shares)	396		201			597
Impact of adoption of new guidance				(1,133)		(1,133)
Stock-based compensation expense			8,332			8,332
Balance - December 31, 2019	105,827	—	1,790,305	581,395	35,575	2,513,102
Net income - 2020				158,228		158,228
Other comprehensive income (net of taxes of $10,034)					35,440	35,440
Issuance of preferred stock (17,250 shares)		173	166,183			166,356
Dividends on common stock ($1.00 per share)				(78,860)		(78,860)
Dividends on preferred stock ($328.48 per share)				(5,658)		(5,658)
Stock purchased under stock repurchase plan (1,493,472 shares)	(1,985)		(47,894)			(49,879)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (246,377 shares)	327		(771)			(444)
Impact of adoption of ASC 326				(39,053)		(39,053)
Stock-based compensation expense			9,258			9,258
Balance - December 31, 2020	104,169	173	1,917,081	616,052	71,015	2,708,490
Net income - 2021				263,917		263,917
Other comprehensive loss (net of taxes of $13,679)					(52,380)	(52,380)
Dividends on common stock ($1.09 per share)				(84,307)		(84,307)
Dividends on preferred stock ($687.52 per share)				(11,868)		(11,868)
Stock purchased under stock repurchase plan (3,379,130 shares)	(4,495)		(120,505)			(125,000)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (320,263 shares)	427		701			1,128
Stock-based compensation expense			10,091			10,091
Balance - December 31, 2021	$100,101	$173	$1,807,368	$783,794	$18,635	$2,710,071

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

	2021	2020	2019(1)
Operating activities:
Net income	$263,917	$158,228	$193,528
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	15,885	15,218	15,032
Writedown of foreclosed properties and former bank premises	16,958	5,526	1,906
Amortization, net	34,847	27,888	24,944
Accretion related to acquisitions, net	(2,953)	(8,397)	(7,899)
Provision for credit losses	(60,888)	87,141	21,092
Gains on securities transactions, net	(87)	(12,294)	(7,675)
Gain on Visa, Inc. Class B common stock	(5,138)	—	—
BOLI income	(11,488)	(9,554)	(8,311)
Deferred tax expense	43,512	2,690	15,057
Originations and purchases of loans held for sale	(609,404)	(764,809)	(345,116)
Proceeds from sales of loans held for sale	682,482	723,351	312,543
Losses (gains) on sales of foreclosed properties and former bank premises, net	(2,257)	29	102
Losses on debt extinguishment	14,695	31,116	16,397
Stock-based compensation expenses	10,091	9,258	8,332
Issuance of common stock for services	567	804	910
Net (increase) decrease in other assets	83,248	(138,189)	(57,859)
Net increase (decrease) in other liabilities	(136,196)	103,916	11,816
Net cash provided by operating activities	337,791	231,922	194,799
Investing activities:
Purchases of AFS securities, restricted stock, and other investments	(1,557,818)	(1,165,302)	(444,398)
Purchases of HTM securities	(94,070)	—	(47,217)
Proceeds from sales of AFS securities and restricted stock	45,436	257,945	514,070
Proceeds from maturities, calls and paydowns of AFS securities	504,021	395,993	247,770
Proceeds from maturities, calls and paydowns of HTM securities	7,523	6,963	3,142
Net decrease (increase) in loans held for investment	837,569	(1,393,424)	(741,146)
Proceeds from sale of Visa, Inc. Class B common stock	5,138	—	—
Net increase in premises and equipment	(9,399)	(29,573)	(15,892)
Proceeds from BOLI settlements	4,843	5,029	—
Purchases of BOLI policies	(100,000)	—	—
Proceeds from sales of foreclosed properties and former bank premises	11,315	4,063	12,118
Cash paid in acquisitions	—	—	(12)
Cash acquired in acquisitions	—	—	46,164
Net cash used in investing activities	(345,442)	(1,918,306)	(425,401)
Financing activities:
Net increase in noninterest-bearing deposits	838,621	1,398,564	191,125
Net increase in interest-bearing deposits	49,695	1,019,352	916,656
Net decrease in short-term borrowings	(233,018)	(85,365)	(872,229)
Cash paid for contingent consideration	—	—	(565)
Net proceeds from issuance of long-term debt	246,869	—	550,000
Repayments of long-term debt	(364,695)	(619,616)	(220,614)
Cash dividends paid - common stock	(84,307)	(78,860)	(78,345)
Cash dividends paid - preferred stock	(11,868)	(5,658)	—
Repurchase of common stock	(125,000)	(49,879)	(80,280)
Issuance of common stock	3,141	1,013	1,988
Issuance of preferred stock, net	—	166,356	—
Vesting of restricted stock, net of shares held for taxes	(2,580)	(2,261)	(2,301)
Net cash provided by financing activities	316,858	1,743,646	405,435
Increase in cash and cash equivalents	309,207	57,262	174,833
Cash, cash equivalents and restricted cash at beginning of the period	493,294	436,032	261,199
Cash, cash equivalents and restricted cash at end of the period	$802,501	$493,294	$436,032

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(Dollars in thousands)

	2021	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$40,669	$101,045	$159,934
Income taxes	1,343	26,103	25,058

Supplemental schedule of noncash investing and financing activities
Transfers from loans to foreclosed properties	13	615	1,878
Transfers from bank premises to OREO	8,233	7,949	—
Transfers to LHFI from LHFS	—	1,050	—
Issuance of common stock in exchange for net assets in acquisition	—	—	499,974

Transactions related to acquisitions
Assets acquired	—	—	2,849,673
Liabilities assumed	—	—	2,558,063

See accompanying notes to consolidated financial statements.

(1) Discontinued operations have an immaterial impact on the Company’s Consolidated Statements of Cash Flows.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company - Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank had 130 branches and approximately 150 ATMs located throughout Virginia, and in portions of Maryland and North Carolina as of December 31, 2021. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Dixon, Hubard, Feinour & Brown, Inc., which provides investment advisory services; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Effective October 1, 2021, Old Dominion Capital Management, Inc., and its subsidiary, Outfitter Advisors, Ltd., merged with and into DHFB, as part of an internal reorganization to streamline operations. Old Dominion Capital Management now operates as a division of DHFB.

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

Basis of Financial Information - The accounting policies and practices of Atlantic Union Bankshares Corporation and subsidiaries conform to GAAP and follow general practices within the banking industry. The consolidated financial statements include the accounts of the Company, which is a financial holding company and a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Atlantic Union Bank, which owns Union Insurance Group, LLC, Dixon, Hubard, Feinour & Brown, Inc., and Atlantic Union Equipment Finance, Inc. Atlantic Union Bank and subsidiary trusts were formed in connection with prior acquisitions by the Company. The subordinated debts payable to the Trusts are reported as liabilities of the Company. All significant inter-company balances and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALLL, acquired loans, the valuation of goodwill, deferred tax assets and liabilities, and the fair value of financial instruments.

Principles of Consolidation – The accompanying consolidated financial statements include financial information related to Atlantic Union Bankshares Corporation and its majority-owned subsidiaries and those variable interest entities where the Company is the primary beneficiary, if any. In preparing the consolidated financial statements, all significant inter-company accounts and transactions have been eliminated. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements. Accounting guidance states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. An entity is deemed to be the primary beneficiary of a variable interest entity if that entity has both the power to direct the activities that most significantly impact its economic performance; and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity.

Segment Reporting - Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assessing performance.  The Bank is the Company’s only reportable operating segment upon which management makes decisions regarding how to allocate resources and assess performance.  While the Company’s chief operating decision makers do have some limited financial information about its various financial products and services, that information is not complete since it does not include a full allocation of revenue, costs, and capital from key corporate functions; therefore, the Company evaluates financial performance on the Company-wide basis.  Management continues to evaluate these business units for separate reporting as facts and circumstances change.

On May 30, 2019, the Bank notified TFSB that the Bank was terminating its primary agreement with TFSB and will no longer allow TFSB to offer residential mortgages from Bank locations. UMG operations remain discontinued, although the Company continues to offer residential mortgages through a division of the Bank. As of December 31, 2021 and 2020, the assets and liabilities, as well as the operating results, of the discontinued mortgage segment were not considered material. Management believes there are no material on-going obligations with respect to UMG’s business that have not been recorded or disclosed in the Company’s consolidated financial statements.

Cash and Cash Equivalents - For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash, cash due from banks, interest-bearing deposits in other banks, short-term money market investments, other interest-bearing deposits, and federal funds sold.

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

Available for Sale - debt securities that management intends to hold for an indefinite period of time, including securities used as part of the Company’s asset/liability strategy, and that may be sold in response to changes in interest rates, liquidity needs, or other factors are classified as AFS. AFS securities are reported at fair value with unrealized gains or losses, net of deferred taxes, included in accumulated other comprehensive income in stockholders’ equity.

Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity are classified as HTM. HTM securities are reported at carrying value. Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in OCI and in the carrying value of the HTM securities. Such amounts are amortized over the remaining life of the security.

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

Restricted Stock, at cost - due to restrictions placed upon the Company’s common stock investments in the FRB and FHLB, these securities have been classified as restricted equity securities and carried at cost. The FHLB required the Bank to maintain stock in an amount equal to 3.75% of outstanding borrowings and a specific percentage of the member’s total assets at December 31, 2021 and 2020. The FRB requires the Company to maintain stock with a par value equal to 6% of its outstanding capital.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are generally amortized on the level-yield method without anticipating prepayments, except for MBS where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. Discounts on callable debt securities are amortized to their maturity date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The Company regularly evaluates AFS securities whose values have declined below amortized cost to assess whether the decline in fair value is the result of credit impairment. For AFS securities, the Company evaluates the fair value and credit quality of its AFS securities on at least a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security will be evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s AFS portfolio are security type and credit rating, which are influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, structure, credit enhancement and other factors.

There is currently no ACL held against the Company’s AFS securities portfolio at December 31, 2021, consistent with December 31, 2020. See Note 3 “Securities,” for additional information on the Company’s ACL analysis. If unrealized losses are related to credit quality, the Company estimates the credit related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, an ACL shall be recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis. Non-credit related declines in fair value are recognized in OCI, net of applicable taxes. Changes in the ACL are recorded as a provision for or reversal of credit loss expense. Charge-offs are recorded against the ACL when management believes the AFS security is no longer collectible. A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent.

The Company evaluates the credit risk of its HTM securities on at least a quarterly basis. Management estimates expected credit losses on held-to-maturity debt securities based on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. Management has an immaterial ACL on HTM securities at December 31, 2021 and 2020.

Loans Held for Sale - LHFS consist of residential real estate loans originated for sale in the secondary market. Credit risk associated with such loans is mitigated by entering into sales commitments with third party investors to purchase the loans when they are originated. This practice has the effect of minimizing the amount of such loans that are unsold and the interest rate risk at any point in time. The Company does not service these loans after they are sold. The Company records residential real estate LHFS via the fair value option. For further information regarding the fair value method and assumptions, refer to Note 14 “Fair Value Measurements.” The change in fair value of LHFS is recorded as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income. The Company will periodically have other loans that are held for sale that are recorded using lower of cost or market; however, those are assessed on a case-by-case basis.

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

Multifamily Real Estate - loans made to real estate investors to support permanent financing for multifamily residential income producing properties that rely on the successful operation of the property for repayment. This management mainly involves property maintenance, re-leasing upon tenant turnover and collection of rents due from tenants. This type of lending carries a lower level of risk, as compared to other commercial lending. In addition, underwriting requirements for multifamily properties are stricter than for other non-owner-occupied property types. The Company manages this risk by avoiding concentrations with any particular customer and if necessary, in any particular submarket.

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

Other Commercial - portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment. The Company manages these risks by using general underwriting policies and procedures for these types of loans and experienced underwriting. Loans that support small business lines of credit and agricultural lending are included in this category; however, neither are a material source of business for the Company.

Nonaccruals, Past Dues, and Charge-offs

The policy for placing commercial and consumer loans on nonaccrual status is generally when the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged-off when management judges the loan to be uncollectible but generally no later than 120 days past due for non-real estate secured loans and 180 days for real estate secured loans. Non-real estate secured consumer loans are generally not placed on nonaccrual status prior to charge off. Commercial loans are typically written down to net realizable value when it is determined that the Company will be unable to collect the principal amount in full and the amount is a confirmed loss. Loans in all classes of portfolios are considered past due or delinquent when a contractual payment has not been satisfied. Loans are placed on nonaccrual status or charged off at an earlier date if collection of principal and interest is considered doubtful and in accordance with regulatory requirements. In response to the COVID-19 pandemic, the Company offered short-term loan modifications to assist borrowers. The Company enhanced the monitoring over loans that received modifications, specifically full principal and interest payment deferrals, and considered nonaccrual treatment at which time the Company no longer expected to collect all principal and interest over the life of the loan. The process for charge-offs is discussed in detail within the “Allowance for Loan and Lease Losses” section of this Note 1.

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

Management’s determination of the adequacy of the ALLL is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The ALLL is estimated using a loan-level PD/LGD method for all loans with the exception of its overdraft, auto and third party consumer lending portfolios. For auto and third party consumer lending portfolios, the Company has elected to pool those loans based on similar risk characteristics to determine the ALLL using vintage and loss rate methods.

The Company considers a number of economic variables in developing the ALLL of which the Virginia unemployment rate is the most significant. The ALLL quantitative estimate is sensitive to changes in the forecast of the Virginia unemployment rate over the two-year reasonable and supportable period, with the commercial portfolio being the most sensitive to fluctuations in unemployment. To forecast Virginia unemployment, the Company utilizes Moody’s economic forecasts.  At December 31, 2021, the baseline scenario used in the two-year reasonable and supportable period forecast included the Virginia unemployment rate at an average of 2.6%, compared to an average of 5.0% Virginia unemployment rate in the baseline scenario forecast used for the December 31, 2020 estimate.  Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ALLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

While management uses available information to estimate expected losses on loans, future changes in the ALLL may be necessary based on changes in portfolio composition, portfolio credit quality, and/or economic conditions.

Determining the Contractual Term

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extensions or renewal options are included in the original or modified contract at the reporting date and are not unconditionally legally cancelable by the Company.

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

Loan modifications made under the Joint Guidance and CARES Act, as amended by the CAA, were suspended from TDR evaluation.

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

Accrued Interest Receivable - The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ALLL, as well as the ACL reserve for securities. Accrued interest receivable at December 31, 2021 and 2020 totaled $43.3 million and $56.7 million on loans held for investment, $7.0 million and $6.8 million on HTM securities, and $14.5 million and $11.9 million, respectively, on AFS securities and is included in “Other Assets” on the Company’s Consolidated Balance Sheets. The Company’s policy is to write off accrued interest receivable through reversal of interest income when it becomes probable the Company will not be able to collect the accrued interest. For the years ended December 31, 2021 and 2020, accrued interest receivable write offs were not material to the Company’s consolidated financial statements.

Premises and Equipment - Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the type of asset involved. The Company’s policy is to capitalize additions and improvements and to depreciate the cost thereof over their estimated useful lives ranging from 3 years to 40 years. Leasehold improvements are amortized over the shorter of the life of the related lease or the estimated life of the related asset. Maintenance and repairs are expensed as they are incurred.

Goodwill and Intangible Assets - The Company has an aggregate goodwill balance of $935.6 million at December 31, 2021 and 2020 associated with previous merger transactions, which is primarily associated with commercial banking. The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Goodwill is the only intangible asset with an indefinite life included on the Company’s Consolidated Balance Sheets.

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

If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. The Company engaged a third-party valuation specialist to assist management in performing its annual goodwill impairment analysis. The last goodwill impairment analysis was conducted on April 30, 2021.

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

At April 30, 2021, the Company determined that there was no impairment to its goodwill. The Company performed a sensitivity analysis on key assumptions and concluded that no impairment existed as of the balance sheet date.

Foreclosed Properties - Assets acquired through or in lieu of loan foreclosures are held for sale and are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. When the carrying amount exceeds the acquisition date fair value less selling costs, the excess is charged off against the ALLL. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell, any valuation adjustments occurring from post-acquisition reviews are charged to expense as incurred. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses on the Company’s Consolidated Statements of Income.

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

Bank Owned Life Insurance - The Company has purchased life insurance on certain key employees and directors. These policies are recorded at their cash surrender value and are included in a separate line item on the Company’s Consolidated Balance Sheets. Income generated from policies is recorded as noninterest income. At December 31, 2021 and 2020, the Company also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $14.9 million and $13.8 million, respectively. The Company is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

Derivatives - Derivatives are recognized as assets and liabilities on the Company’s Consolidated Balance Sheets and measured at fair value. The Company’s derivatives are interest rate contracts and interest rate lock commitments. The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Consolidated Balance Sheets. The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Company considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in OCI and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.

During the normal course of business, the Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). For commitments issued in connection with potential loans intended for sale, the Bank enters into positions of forward month MBS to be announced (“TBA”) contracts on a mandatory basis or on a one-to-one forward sales contract on a best efforts basis. The Company enters into TBA contracts in order to control interest rate risk during the period between the rate lock commitment and mandatory sale of the mortgage loan. Both the rate lock commitment and the forward TBA contract are considered to be derivatives. A mortgage loan sold on a best efforts basis is locked into a forward sales contract with a counterparty on the same day as the rate lock commitment to control interest rate risk during the period between the commitment and the sale of the mortgage loan. Both the rate lock commitment and the forward sales contract are considered to be derivatives. Mortgage banking derivatives as of December 31, 2021 and 2020 did not have a material impact on the Company’s Consolidated Financial Statements.

The market values of rate lock commitments and best efforts forward delivery commitments are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of MBS by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or will be funded. Certain risks arise from the forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. Additional risks inherent in mandatory delivery programs include the risk that, if the Company does not close the loans subject to rate lock commitments, it will still be obligated to deliver MBS to the counterparty under the forward sales agreement.

Affordable Housing Entities - The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing and historic tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. The Company accounts for its affordable housing entities using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For the years ended December 31, 2021 and 2020, the Company recognized amortization of $3.6 million and $3.0 million, respectively, and tax credits and tax savings of $4.3 million and $3.6 million, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these qualified affordable housing projects were $46.9 million and $38.5 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Company’s recorded liability totaled $25.7 million and $19.1 million, respectively, for the related unfunded commitments, which are expected to be paid throughout the years 2022 - 2037.

Stock Compensation Plan - The Company issues equity awards to employees and directors through either stock awards, RSAs, or PSUs. The Company complies with ASC 718, which requires the costs resulting from all stock-based payments to employees be recognized in the financial statements.

The Company’s outstanding stock options related to shares assumed with the acquisition of Access. For the options assumed, the fair value of the stock options was estimated based on the date of acquisition, using the Black-Scholes option valuation. The converted option price of the Company’s common stock at acquisition was used for determining the associated compensation expense for nonvested stock awards. The valuation was used in 2021, 2020, and 2019 to determine the valuation of the stock options. Key assumptions used in the valuation were dividend yield, expected life, expected volatility, and the risk free rate.

For the years ended December 2021, 2020, and 2019, the fair value of PSUs are determined and fixed on the grant date based on the Company’s stock price, adjusted for the exclusion of dividend equivalents, and the Monte Carlo simulation valuation was used to determine the grant date fair value of PSUs granted.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes on the Company’s Consolidated Statements of Income. The Company did not record any material interest or penalties for the periods ending December 31, 2021, 2020, or 2019 related to tax positions taken. As of December 31, 2021 and 2020, there were no accruals for uncertain tax positions. The Company and its wholly-owned subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

Advertising Costs - The Company expenses advertising costs as incurred.

Earnings Per Common Share – Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method.

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

Impact of COVID-19 - As a result of the COVID-19 global pandemic, actions were taken around the world to help mitigate the spread of COVID-19, which have impacted the economies and financial markets of many countries, including the geographical area in which the Company operates. On March 27, 2020, the CARES Act was signed into law. On March 22, 2020, the five federal bank regulatory agencies and the Conference of State Bank Supervisors issued joint guidance (subsequently revised on April 7, 2020) with respect to loan modifications for borrowers affected by COVID-19. The CARES Act, as well as the Joint Guidance, provide enhanced guidelines and accounting relief for COVID-19 related modifications.

The federal banking regulators confirmed with FASB that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current (i.e., less than 30 days past due on contractual payments) prior to any loan modification are not considered TDRs.

In addition, Section 4013 of the CARES Act, as amended by the CAA, provides banks, savings associations, and credit unions with the ability to make loan modifications related to COVID-19 without categorizing the loan as a TDR or conducting the analysis to make the determination, which is intended to streamline the loan modification process. Any such suspension is effective for the term of the loan modification; however, the suspension is only permitted for loan modifications made during the effective period of Section 4013 and only for those loans that were not more than 30 days past due as of December 31, 2019. The relief afforded by Section 4013 of the CARES Act, as amended by the CAA, was available to loans modified between March 1, 2020 and January 1, 2022.

The Company participated in the SBA PPP under the CARES Act, which was intended to provide economic relief to small businesses that had been adversely impacted by COVID-19. The PPP loan funding program expired on May 31, 2021. The Company had PPP loans with a recorded investment of $154.7 million and $1.2 billion and unamortized deferred fees of $4.4 million and $17.6 million as of December 31, 2021 and 2020, respectively. The loans carry a 1% interest rate.

Adoption of New Accounting Standards - In March 2020, the FASB issued Topic 848. This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform associated with the LIBOR transition. LIBOR and other interbank offered rates are widely used benchmark or reference rates that have been used in the valuation of loans, derivatives, and other financial contracts. Topic 848 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. Topic 848 is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective as of March 12, 2020 through December 31, 2022 and can be adopted at an instrument level. As of December 31, 2021, the Company utilized the expedient to assert probability of the hedged interest, regardless of any expected modification in terms related to reference rate reform for the newly executed cash flow hedges. The Company expects to incorporate other components of Topic 848 at a later date. This amendment does not have a material impact on the consolidated financial statements.

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

On January 1, 2020, the Company adopted ASC 326. This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and HTM debt securities. It also applies to unfunded credit exposures not accounted for as insurance (loan commitments, letters of credit, financial guarantees, and other similar instruments). The Company established a cross-functional governance structure to oversee the Company’s implementation of the CECL methodology, which included evaluating key assumptions used and assessing the internal controls over financial reporting related to the adoption of ASC 326. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and unfunded credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. As a result of adopting ASC 326, the Company recorded a net decrease to retained earnings of $39.1 million.

ASC 326 also replaced the Company’s current accounting for PCI loans. With the adoption of ASC 326, previously classified PCI loans are now classified as PCD loans. In accordance with ASC 326, the Company did not re-assess whether individual modifications were needed to individual acquired financial assets accounted for in the pools with TDRs as of the date of adoption. The Company adopted ASC 326 using the prospective transition approach for financial assets with PCD that were previously identified as PCI and accounted for under ASC 310-30. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $2.4 million to the ALLL. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2020.

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

There were no merger-related costs associated with the acquisition of Access for the years ended December 31, 2021 and 2020. Merger-related costs associated with the acquisition of Access were $26.2 million for the year ended December 31, 2019. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, and employee severances, which have been expensed as incurred.

3. SECURITIES

Available for Sale

The Company’s AFS investment portfolio is generally highly-rated or agency backed. All AFS securities were current with no securities past due or on non-accrual as of December 31, 2021 and 2020.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of December 31, 2021 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2021
U.S. government and agency securities	$73,830	$179	$(160)	$73,849
Obligations of states and political subdivisions	971,126	39,343	(2,073)	1,008,396
Corporate and other bonds (1)	150,201	3,353	(178)	153,376
Commercial MBS
Agency	361,806	6,761	(4,215)	364,352
Non-agency	107,087	139	(421)	106,805
Total commercial MBS	468,893	6,900	(4,636)	471,157
Residential MBS
Agency	1,691,651	15,180	(24,337)	1,682,494
Non-agency	91,443	243	(948)	90,738
Total residential MBS	1,783,094	15,423	(25,285)	1,773,232
Other securities	1,640	—	—	1,640
Total AFS securities	$3,448,784	$65,198	$(32,332)	$3,481,650
(1)	Other bonds includes asset-backed securities.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of December 31, 2020 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2020
U.S. government and agency securities	$13,009	$437	$(52)	$13,394
Obligations of states and political subdivisions	786,466	50,878	(18)	837,326
Corporate and other bonds (1)	148,747	2,430	(99)	151,078
Commercial MBS
Agency	321,015	16,277	(2)	337,290
Non-agency	51,244	167	(17)	51,394
Total commercial MBS	372,259	16,444	(19)	388,684
Residential MBS
Agency	1,012,237	31,816	(1,946)	1,042,107
Non-agency	104,904	1,507	(206)	106,205
Total residential MBS	1,117,141	33,323	(2,152)	1,148,312
Other securities	1,625	—	—	1,625
Total AFS securities	$2,439,247	$103,512	$(2,340)	$2,540,419
(1)	Other bonds includes asset-backed securities.

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses for which an ACL has not been recorded at December 31, 2021 and 2020 and that are not deemed to be impaired as of those dates. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2021
U.S. government and agency securities	$64,474	$(115)	$3,900	$(45)	$68,374	$(160)
Obligations of states and political subdivisions	249,701	(2,020)	2,123	(53)	251,824	(2,073)
Corporate and other bonds(1)	21,134	(177)	703	(1)	21,837	(178)
Commercial MBS
Agency	175,588	(4,053)	3,172	(162)	178,760	(4,215)
Non-agency	33,759	(313)	11,029	(108)	44,788	(421)
Total commercial MBS	209,347	(4,366)	14,201	(270)	223,548	(4,636)
Residential MBS
Agency	1,140,701	(21,147)	106,104	(3,190)	1,246,805	(24,337)
Non-agency	48,392	(584)	12,716	(364)	61,108	(948)
Total residential MBS	1,189,093	(21,731)	118,820	(3,554)	1,307,913	(25,285)
Total AFS securities	$1,733,749	$(28,409)	$139,747	$(3,923)	$1,873,496	$(32,332)

December 31, 2020
U.S. government and agency securities	$—	$—	$5,456	$(52)	$5,456	$(52)
Obligations of states and political subdivisions	5,091	(18)	—	—	5,091	(18)
Corporate and other bonds(1)	17,946	(52)	10,698	(47)	28,644	(99)
Commercial MBS
Agency	5,893	(2)	376	—	6,269	(2)
Non-agency	17,654	(17)	—	—	17,654	(17)
Total commercial MBS	23,547	(19)	376	—	23,923	(19)
Residential MBS
Agency	219,388	(1,944)	1,055	(2)	220,443	(1,946)
Non-agency	36,942	(206)	—	—	36,942	(206)
Total residential MBS	256,330	(2,150)	1,055	(2)	257,385	(2,152)
Total AFS securities	$302,914	$(2,239)	$17,585	$(101)	$320,499	$(2,340)

(1) Other bonds includes asset-backed securities

As of December 31, 2021, there were $139.7 million, comprised of 33 individual AFS securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $3.9 million. As of December 31, 2020, there were $17.6 million, comprised of 15 individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $101,000.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at December 31, 2021 and 2020 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s MBS are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% SSFA rating.

The following table presents the amortized cost and estimated fair value of AFS securities as of December 31, 2021 and 2020, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$18,247	$18,317	$19,875	$19,997
Due after one year through five years	180,080	183,981	161,448	169,103
Due after five years through ten years	324,615	331,215	235,021	242,791
Due after ten years	2,925,842	2,948,137	2,022,903	2,108,528
Total AFS securities	$3,448,784	$3,481,650	$2,439,247	$2,540,419

Refer to Note 10 "Commitments and Contingencies" for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of December 31, 2021 and 2020.

Held to Maturity

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. The Company’s HTM securities were all current, with no securities past due or on non-accrual at December 31, 2021 and 2020.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2021 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
December 31, 2021
U.S. government and agency securities	$2,604	$—	$(29)	$2,575
Obligations of states and political subdivisions	620,873	65,982	(121)	686,734
Commercial MBS
Agency	4,523	—	(58)	4,465
Total commercial MBS	4,523	—	(58)	4,465
Total held-to-maturity securities	$628,000	$65,982	$(208)	$693,774

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2020 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
December 31, 2020
U.S. government and agency securities	$2,751	$—	$(18)	$2,733
Obligations of states and political subdivisions	536,767	74,978	—	611,745
Commercial MBS
Agency	5,333	4	(50)	5,287
Total commercial MBS	5,333	4	(50)	5,287
Total held-to-maturity securities	$544,851	$74,982	$(68)	$619,765

Credit Quality Indicators & Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. The Company’s HTM securities ACL was immaterial at December 31, 2021 and 2020. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s only HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of December 31, 2021 and 2020 by security type and credit rating (dollars in thousands):

	U.S. Government and Agency	Obligations of states and political	Mortgage-backed	Total HTM
	securities	subdivisions	securities	securities
December 31, 2021
Credit Rating:
AAA/AA/A	$—	$620,873	$—	$620,873
Not Rated - Agency(1)	2,604	—	4,523	7,127
Total	$2,604	$620,873	$4,523	$628,000
December 31, 2020
Credit Rating:
AAA/AA/A	$—	$532,157	$—	$532,157
Not Rated - Agency(1)	2,751	—	5,333	8,084
Not Rated - Non-Agency	—	4,610	—	4,610
Total	$2,751	$536,767	$5,333	$544,851

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies

The following table presents the amortized cost and estimated fair value of HTM securities as of December 31, 2021 and 2020, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$3,034	$3,027	$1,443	$1,460
Due after one year through five years	5,852	6,065	8,577	8,893
Due after five years through ten years	14,019	15,984	1,744	1,805
Due after ten years	605,095	668,698	533,087	607,607
Total HTM securities	$628,000	$693,774	$544,851	$619,765

Refer to Note 10 “Commitments and Contingencies” for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of December 31, 2021 and December 31, 2020.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the FRB and the FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. Restricted stock consists of FRB stock in the amount of $67.0 million for December 31, 2021 and 2020, and FHLB stock in the amount of $9.8 million and $27.8 million as of December 31, 2021 and 2020, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	2021	2020	2019
Realized gains (losses)(1):
Gross realized gains	$147	$12,522	$9,530
Gross realized losses	(60)	(228)	(1,855)
Net realized gains	$87	$12,294	$7,675
Proceeds from sales of securities	$45,436	$257,945	$514,070

(1) Includes gains (losses) on sales and calls of securities

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

On January 1, 2020, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 “Summary of Significant Accounting Policies” in this Form 10-K. All loan information presented as of December 31, 2021 and 2020 is in accordance with ASC 326. All loan information presented prior to January 1, 2020 is in accordance with previous applicable GAAP.

The information included below reflects the impact of the CARES Act, as amended by the CAA, and the Joint Guidance. See Note 1 “Summary of Significant Accounting Policies” in this Form 10-K for information about COVID-19 and related legislative and regulatory developments.

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at December 31, 2021 and 2020 (dollars in thousands):

	2021	2020
Construction and Land Development	$862,236	$925,798
Commercial Real Estate - Owner Occupied	1,995,409	2,128,909
Commercial Real Estate - Non-Owner Occupied	3,789,377	3,657,562
Multifamily Real Estate	778,626	814,745
Commercial & Industrial(1)	2,542,243	3,263,460
Residential 1-4 Family - Commercial	607,337	671,949
Residential 1-4 Family - Consumer	816,524	822,866
Residential 1-4 Family - Revolving	560,796	596,996
Auto	461,052	401,324
Consumer	176,992	247,730
Other Commercial(2)	605,251	489,975
Total LHFI, net of deferred fees and costs(3)	13,195,843	14,021,314
Allowance for loan and lease losses	(99,787)	(160,540)
Total LHFI, net	$13,096,056	$13,860,774

(1)Commercial & industrial loans include approximately $145.3 million and $1.2 billion in loans from the PPP at December 31, 2021 and December 31, 2020, respectively.

(2)Other commercial loans include approximately $5.1 million and $11.3 million in loans from the PPP at December 31, 2021 and, December 31, 2020, respectively.

(3)Total loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $49.3 million and $69.7 million as of December 31, 2021 and December 31, 2020, respectively.

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2021 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$857,883	$1,357	$—	$299	$2,697	$862,236
Commercial Real Estate - Owner Occupied	1,987,133	1,230	152	1,257	5,637	1,995,409
Commercial Real Estate - Non-Owner Occupied	3,783,211	1,965	127	433	3,641	3,789,377
Multifamily Real Estate	778,429	84	—	—	113	778,626
Commercial & Industrial	2,536,100	1,161	1,438	1,897	1,647	2,542,243
Residential 1-4 Family - Commercial	601,946	1,844	272	990	2,285	607,337
Residential 1-4 Family - Consumer	795,821	3,368	2,925	3,013	11,397	816,524
Residential 1-4 Family - Revolving	554,652	1,493	363	882	3,406	560,796
Auto	458,473	1,866	249	241	223	461,052
Consumer	175,943	689	186	120	54	176,992
Other Commercial	605,214	37	—	—	—	605,251
Total LHFI	$13,134,805	$15,094	$5,712	$9,132	$31,100	$13,195,843
% of total loans	99.54%	0.11%	0.04%	0.07%	0.24%	100.00%

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2020 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$920,276	$1,903	$547	$—	$3,072	$925,798
Commercial Real Estate - Owner Occupied	2,114,804	1,870	1,380	3,727	7,128	2,128,909
Commercial Real Estate - Non-Owner Occupied	3,651,232	2,144	1,721	148	2,317	3,657,562
Multifamily Real Estate	814,095	617	—	—	33	814,745
Commercial & Industrial	3,257,201	1,848	1,190	1,114	2,107	3,263,460
Residential 1-4 Family - Commercial	657,351	2,227	818	1,560	9,993	671,949
Residential 1-4 Family - Consumer	792,852	10,182	1,533	5,699	12,600	822,866
Residential 1-4 Family - Revolving	587,522	2,975	1,044	826	4,629	596,996
Auto	398,206	2,076	376	166	500	401,324
Consumer	245,551	1,166	550	394	69	247,730
Other Commercial	489,959	16	—	—	—	489,975
Total LHFI	$13,929,049	$27,024	$9,159	$13,634	$42,448	$14,021,314
% of total loans	99.34%	0.19%	0.07%	0.10%	0.30%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of December 31, 2020, as well as amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of December 31, 2021 (dollars in thousands):

	Nonaccrual
	December 31, 2020	December 31, 2021	Nonaccrual With No ALLL	90 Days Past due and still Accruing
Construction and Land Development	$3,072	$2,697	$1,985	$299
Commercial Real Estate - Owner Occupied	7,128	5,637	970	1,257
Commercial Real Estate - Non-Owner Occupied	2,317	3,641	1,089	433
Multifamily Real Estate	33	113	—	—
Commercial & Industrial	2,107	1,647	1	1,897
Residential 1-4 Family - Commercial	9,993	2,285	—	990
Residential 1-4 Family - Consumer	12,600	11,397	—	3,013
Residential 1-4 Family - Revolving	4,629	3,406	—	882
Auto	500	223	—	241
Consumer	69	54	—	120
Total LHFI	$42,448	$31,100	$4,045	$9,132

The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of January 1, 2020 as well as amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of December 31, 2020 (dollars in thousands):

	Nonaccrual
	January 1, 2020	December 31, 2020	Nonaccrual With No ALLL	90 Days Past due and still Accruing
Construction and Land Development	$4,060	$3,072	$1,985	$—
Commercial Real Estate - Owner Occupied	13,889	7,128	1,994	3,727
Commercial Real Estate - Non-Owner Occupied	1,368	2,317	—	148
Multifamily Real Estate	—	33	—	—
Commercial & Industrial	3,037	2,107	1	1,114
Residential 1-4 Family - Commercial	6,492	9,993	6,388	1,560
Residential 1-4 Family - Consumer	13,117	12,600	1,069	5,699
Residential 1-4 Family - Revolving	2,490	4,629	60	826
Auto	565	500	—	166
Consumer	88	69	—	394
Other Commercial	98	—	—	—
Total LHFI	$45,204	$42,448	$11,497	$13,634

There was no interest income recognized on nonaccrual loans during the years ended December 31, 2021 and 2020. See Note 1 “Summary of Significant Accounting Policies” for additional information on the Company’s policies for nonaccrual loans.

Troubled Debt Restructurings

The CARES Act, as amended by the CAA, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities also issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. As of December 31, 2021, there were no material loans still under their modified terms. As of December 31, 2020, the Company had approximately $146.1 million in loans still under their modified terms. The Company’s modification program primarily included payment deferrals and interest only modifications.

As of December 31, 2021, the Company has TDRs totaling $18.0 million with an estimated $859,000 of allowance for those loans for the current period. As of December 31, 2020, the Company had TDRs totaling $20.6 million with an estimated $1.6 million of allowance for those loans.

A TDR occurs when a lender, for economic or legal reasons, grants a concession to the borrower related to the borrower’s financial difficulties, that it would not otherwise consider. All loans that are considered to be TDRs are evaluated for credit losses in accordance with the Company’s ALLL methodology. For the years ended December 31, 2021 and 2020, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by class, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021			December 31, 2020
	No. of	Recorded	Outstanding	No. of	Recorded	Outstanding
	Loans	Investment	Commitment	Loans	Investment	Commitment
Performing
Construction and Land Development	4	$201	$—	4	$215	$—
Commercial Real Estate - Owner Occupied	3	572	—	6	2,033	176
Commercial Real Estate - Non-Owner Occupied	—	—	—	1	1,089	—
Commercial & Industrial	—	—	—	4	727	—
Residential 1-4 Family - Commercial	—	—	—	3	245	—
Residential 1-4 Family - Consumer	75	9,021	—	77	8,943	—
Residential 1-4 Family - Revolving	3	265	4	3	277	—
Consumer	2	15	—	3	22	—
Other Commercial	1	239	—	1	410	—
Total performing	88	$10,313	$4	102	$13,961	$176
Nonperforming
Commercial Real Estate - Owner Occupied	2	$830	$—	1	$20	$—
Commercial Real Estate - Non-Owner Occupied	3	1,357	—	1	134	—
Commercial & Industrial	3	729	—	3	237	—
Residential 1-4 Family - Commercial	3	388	—	4	1,296	—
Residential 1-4 Family - Consumer	24	4,239	—	23	4,865	—
Residential 1-4 Family - Revolving	3	99	—	3	103	—
Total nonperforming	38	$7,642	$—	35	$6,655	$—
Total performing and nonperforming	126	$17,955	$4	137	$20,616	$176

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the years ended December 31, 2021 and 2020, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the year ended December 31, 2021 and 2020 (dollars in thousands):

	All Restructurings
	2021		2020
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Residential 1-4 Family - Commercial	—	$—	1	644
Total interest only at market rate of interest	—	$—	1	$644

Term modification, at a market rate
Commercial & Industrial	—	$—	3	103
Commercial Real Estate - Non-Owner Occupied	1	153	—	—
Residential 1-4 Family - Commercial	—	—	1	294
Residential 1-4 Family - Consumer	2	101	4	320
Consumer	—	—	1	9
Total loan term extended at a market rate	3	$254	9	$726

Term modification, below market rate
Construction and Land Development	—	$—	1	$34
Commercial & Industrial	—	—	2	355
Residential 1-4 Family - Commercial	—	—	1	287
Residential 1-4 Family - Consumer	12	1,810	18	2,519
Residential 1-4 Family - Revolving	—	—	2	275
Consumer	1	15	—	—
Total loan term extended at a below market rate	13	$1,825	24	$3,470

Interest rate modification, below market rate
Residential 1-4 Family - Commercial	1	$45	—	$—
Total interest only at below market rate of interest	1	$45	—	$—

Total	17	$2,124	34	$4,840

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by loan segment for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$117,403	$43,137	$160,540	$30,941	$11,353	$42,294
Impact of ASC 326 adoption on non-PCD loans	—	—	—	4,432	40,666	45,098
Impact of ASC 326 adoption on PCD loans	—	—	—	1,752	634	2,386
Impact of adopting ASC 326	—	—	—	6,184	41,300	47,484
Loans charged-off	(5,186)	(4,897)	(10,083)	(6,671)	(11,522)	(18,193)
Recoveries credited to allowance	4,915	3,303	8,218	3,517	3,238	6,755
Provision charged to operations	(39,230)	(19,658)	(58,888)	83,432	(1,232)	82,200
Balance at end of period	$77,902	$21,885	$99,787	$117,403	$43,137	$160,540

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

Commercial Loans

The Company uses a risk rating system as the primary credit quality indicator for classes of loans within the Commercial segment. The risk rating system on a scale of 0 through 9 is used to determine risk level as used in the calculation of the ACL. The risk levels, as described below, do not necessarily follow the regulatory definitions of risk levels with the same name. A general description of the characteristics of the risk levels follows:

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

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of December 31, 2021 (dollars in thousands):

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Construction and Land Development
Pass	$430,764	$218,672	$39,937	$40,128	$11,299	$50,908	$22,996	$814,704
Watch	395	185	12,923	129	349	4,026	-	18,007
Special Mention	-	-	-	-	-	735	-	735
Substandard	3,541	1	221	19,264	198	5,565	-	28,790
Total Construction and Land Development	$434,700	$218,858	$53,081	$59,521	$11,846	$61,234	$22,996	$862,236

Commercial Real Estate - Owner Occupied
Pass	$222,079	$279,165	$321,503	$263,422	$179,994	$555,540	$19,705	$1,841,408
Watch	185	18	7,959	10,875	14,648	57,466	702	91,853
Special Mention	-	932	11,826	610	1,052	19,480	507	34,407
Substandard	200	153	7,455	2,538	1,935	14,834	626	27,741
Total Commercial Real Estate - Owner Occupied	$222,464	$280,268	$348,743	$277,445	$197,629	$647,320	$21,540	$1,995,409

Commercial Real Estate - Non-Owner Occupied
Pass	$642,386	$421,063	$520,035	$377,176	$374,949	$1,102,193	$36,568	$3,474,370
Watch	2,152	841	35,721	39,356	18,242	101,797	14	198,123
Special Mention	-	10,609	25,691	20,119	12,741	4,775	—	73,935
Substandard	-	-	23,376	11,369	—	7,952	252	42,949
Total Commercial Real Estate - Non-Owner Occupied	$644,538	$432,513	$604,823	$448,020	$405,932	$1,216,717	$36,834	$3,789,377

Commercial & Industrial
Pass	$770,662	$450,478	$287,926	$110,710	$38,395	$170,857	$619,583	$2,448,611
Watch	1,233	9,641	2,766	31,635	1,370	4,405	17,220	68,270
Special Mention	206	935	8,477	1,023	564	561	3,249	15,015
Substandard	379	575	3,636	1,965	463	1,639	1,690	10,347
Total Commercial & Industrial	$772,480	$461,629	$302,805	$145,333	$40,792	$177,462	$641,742	$2,542,243

Multifamily Real Estate
Pass	$63,431	$187,616	$108,402	$114,077	$66,562	$228,013	$1,548	$769,649
Watch	—	—	359	459	—	522	—	1,340
Special Mention	44	2,248	624	4,517	—	91	—	7,524
Substandard	—	—	—	—	—	113	—	113
Total Multifamily Real Estate	$63,475	$189,864	$109,385	$119,053	$66,562	$228,739	$1,548	$778,626

Residential 1-4 Family - Commercial
Pass	$108,259	$94,184	$65,682	$46,267	$55,995	$196,052	$550	$566,989
Watch	—	2,041	4,887	7,483	2,415	7,573	311	24,710
Special Mention	—	96	—	436	391	4,126	—	5,049
Substandard	93	—	3,494	536	1,291	4,876	299	10,589
Total Residential 1-4 Family - Commercial	$108,352	$96,321	$74,063	$54,722	$60,092	$212,627	$1,160	$607,337

Other Commercial
Pass	$226,595	$167,497	$98,848	$5,620	$25,723	$44,114	$30,445	$598,842
Watch	—	—	—	581	1,246	4,341	—	6,168
Special Mention	—	—	—	—	2	—	—	2
Substandard	—	—	—	—	—	239	—	239
Total Other Commercial	$226,595	$167,497	$98,848	$6,201	$26,971	$48,694	$30,445	$605,251

Total Commercial
Pass	$2,464,176	$1,818,675	$1,442,333	$957,400	$752,917	$2,347,677	$731,395	$10,514,573
Watch	3,965	12,726	64,615	90,518	38,270	180,130	18,247	408,471
Special Mention	250	14,820	46,618	26,705	14,750	29,768	3,756	136,667
Substandard	4,213	729	38,182	35,672	3,887	35,218	2,867	120,768
Total Commercial	$2,472,604	$1,846,950	$1,591,748	$1,110,295	$809,824	$2,592,793	$756,265	$11,180,479

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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of December 31, 2021 (dollars in thousands):

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Residential 1-4 Family - Consumer
Current	$248,904	$174,459	$47,905	$33,809	$44,179	$246,554	$11	$795,821
30-59 Days Past Due	—	157	143	807	460	1,801	—	3,368
60-89 Days Past Due	—	—	—	624	107	2,194	—	2,925
90+ Days Past Due	—	—	46	20	304	2,643	—	3,013
Nonaccrual	444	—	117	884	1,330	8,622	—	11,397
Total Residential 1-4 Family - Consumer	$249,348	$174,616	$48,211	$36,144	$46,380	$261,814	$11	$816,524

Residential 1-4 Family - Revolving
Current	$16,546	$9,511	$2,230	$1,056	$—	$484	$524,825	$554,652
30-59 Days Past Due	—	—	—	—	—	—	1,493	1,493
60-89 Days Past Due	—	—	—	—	—	—	363	363
90+ Days Past Due	—	—	—	—	—	—	882	882
Nonaccrual	—	63	—	18	—	—	3,325	3,406
Total Residential 1-4 Family - Revolving	$16,546	$9,574	$2,230	$1,074	$—	$484	$530,888	$560,796

Auto
Current	$207,229	$123,848	$72,427	$31,745	$16,020	$7,204	$—	$458,473
30-59 Days Past Due	299	382	518	259	245	163	—	1,866
60-89 Days Past Due	45	29	95	33	36	11	—	249
90+ Days Past Due	55	101	42	20	23	—	—	241
Nonaccrual	—	81	55	27	27	33	—	223
Total Auto	$207,628	$124,441	$73,137	$32,084	$16,351	$7,411	$—	$461,052

Consumer
Current	$25,084	$16,059	$38,594	$30,890	$12,853	$16,929	$35,534	$175,943
30-59 Days Past Due	31	94	201	186	63	26	88	689
60-89 Days Past Due	11	13	62	60	34	—	6	186
90+ Days Past Due	1	4	33	72	8	—	2	120
Nonaccrual	—	—	—	—	—	54	—	54
Total Consumer	$25,127	$16,170	$38,890	$31,208	$12,958	$17,009	$35,630	$176,992

Total Consumer
Current	$497,763	$323,877	$161,156	$97,500	$73,052	$271,171	$560,370	$1,984,889
30-59 Days Past Due	330	633	862	1,252	768	1,990	1,581	7,416
60-89 Days Past Due	56	42	157	717	177	2,205	369	3,723
90+ Days Past Due	56	105	121	112	335	2,643	884	4,256
Nonaccrual	444	144	172	929	1,357	8,709	3,325	15,080
Total Consumer	$498,649	$324,801	$162,468	$100,510	$75,689	$286,718	$566,529	$2,015,364

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

The Company did not have any material revolving loans convert to term during the years ended December 31, 2021 and 2020.

Acquired Loans

The Company has purchased loans that, at the time of acquisition, exhibited more than insignificant credit deterioration since origination. The Company elected to treat all loans that were previously identified as PCI as PCD.

Prior to the adoption of ASC 326

Nonaccrual loans totaled $28.2 million at December 31, 2019. Had these loans performed in accordance with their original terms, interest income of approximately $1.8 million would have been recorded in 2019. All nonaccrual loans were included in the impaired loan disclosure in 2019.

As of December 31, 2019, the Company measured the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans, by class for the years ended December 31, 2019 (dollars in thousands):

	December 31, 2019
		Interest
	Average	Income
	Investment	Recognized
Construction and Land Development	$6,764	$110
Commercial Real Estate - Owner Occupied	12,258	323
Commercial Real Estate - Non-Owner Occupied	4,775	147
Commercial & Industrial	6,438	293
Residential 1-4 Family - Commercial	6,145	120
Residential 1-4 Family - Consumer	20,963	308
Residential 1-4 Family - Revolving	3,256	82
Auto	788	15
Consumer	187	5
Other Commercial	584	22
Total impaired loans	$62,158	$1,425

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

Allowance for Loan and Lease Losses

The following table shows the ALLL activity by class for the year ended December 31, 2019. The table below includes the provision for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Year Ended December 31, 2019
	Allowance for loan losses
	Balance,	Recoveries	Loans	Provision	Balance,
	beginning of	credited to	charged	charged to	end of
	the year	allowance	off	operations	period
Construction and Land Development	$6,803	$665	$(4,218)	$2,508	$5,758
Commercial Real Estate - Owner Occupied	4,023	456	(1,346)	786	3,919
Commercial Real Estate - Non-Owner Occupied	8,865	109	(270)	839	9,543
Multifamily Real Estate	649	85	—	(102)	632
Commercial & Industrial	7,636	1,132	(3,096)	2,932	8,604
Residential 1-4 Family - Commercial	1,692	372	(472)	(227)	1,365
Residential 1-4 Family - Consumer	1,492	466	(144)	199	2,013
Residential 1-4 Family - Revolving	1,297	692	(698)	32	1,323
Auto	1,443	549	(1,282)	743	1,453
Consumer and all other(1)	7,145	2,706	(16,582)	14,415	7,684
Total	$41,045	$7,232	$(28,108)	$22,125	$42,294

(1)	Consumer and Other Commercial are grouped together as Consumer and all other for reporting purposes.

5. PREMISES AND EQUIPMENT

The Company’s premises and equipment as of December 31, 2021 and 2020 are as follows (dollars in thousands):

	2021	2020
Land	$32,286	$39,845
Land improvements and buildings	111,199	129,497
Leasehold improvements	23,195	24,037
Furniture and equipment	76,356	80,191
Construction in progress	1,717	2,497
Total	244,753	276,067
Accumulated depreciation and amortization	(109,945)	(112,238)
Bank premises and equipment, net	$134,808	$163,829

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $15.9 million, $15.2 million, and $15.0 million, respectively. Refer to Note 7 “Leases” in this Form 10-K for further discussion regarding the Company’s leasing arrangements.

In 2021, the Company determined it would close the Company’s operations center by March 2022 and classified it as held for sale at December 31, 2021, resulting in an impairment expense of $11.7 million during the year ended December 31, 2021. Refer to Note 14 “Fair Value Measurements” in this Form 10-K for further discussion regarding the Company’s fair value methodology. Write downs are included in “Other Expenses” within noninterest expense on the Company’s Consolidated Statements of Income.

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

The Company analyzed its intangible assets on a quarterly basis throughout 2021, and concluded no impairment existed as of the balance sheet date. Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
December 31, 2021
Core deposit intangibles	$101,724	$66,739	$34,985
Other amortizable intangibles	14,893	6,566	8,327
December 31, 2020
Core deposit intangibles	$135,300	$88,109	$47,191
Other amortizable intangibles	15,240	5,246	9,994

Amortization expense of intangibles for the years ended December 31, 2021, 2020, and 2019 totaled $13.9 million, $16.6 million, and $18.5 million, respectively. As of December 31, 2021, the estimated remaining amortization expense of intangibles for the years ended is as follows (dollars in thousands):

2022	$11,490
2023	9,687
2024	7,820
2025	6,221
2026	4,420
Thereafter	3,674
Total estimated amortization expense	$43,312

7. LEASES

The Company enters into both lessor and lessee arrangements and determines if an arrangement is a lease at inception. As both a lessee and lessor, the Company elected the practical expedient permitted under the transition guidance within the standard to account for lease and non-lease components as a single lease component for all asset classes.

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment. Lease payment terms are fixed and are typically payable in monthly installments with terms ranging from 14 months to 125 months. The lease arrangements may contain renewal options and purchase options that allow the lessee to purchase the leased equipment at the end of the lease term. The leases generally do not contain non-lease components. The Company has no material sale leaseback transactions and no lease transactions with related parties.

At lease inception the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In certain cases, the Company obtains lessee-provided residual value guarantees and third-party RVI to reduce its residual asset risk. At December 31, 2021 and December 31, 2020, the carrying value of residual assets covered by residual value guarantees and RVI was $23.0 million and $14.7 million, respectively.

The net investment in sales-type and direct financing leases consists of the carrying amount of the lease receivables plus unguaranteed residual assets, net of unearned income and any deferred selling profit on direct financing leases. The lease receivables include the lessor’s right to receive lease payments and the guaranteed residual asset value the lessor expects to derive from the underlying assets at the end of the lease term. The Company’s net investment in sales-type and direct financing leases are included in “Loans held for investment, net of deferred fees and costs” on the Company’s Consolidated Balance Sheets. Lease income is recorded in “Interest and fees on loans” on the Company’s Consolidated Statements of Income.

Total net investment in sales-type and direct financing leases consists of the following (dollars in thousands):

	December 31, 2021	December 31, 2020
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$199,423	$141,180
Unguaranteed residual values, net of unearned income and deferred selling profit	8,911	4,796
Total net investment in sales-type and direct financing leases	$208,334	$145,976

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

Lessee arrangements with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The ROU assets and lease liabilities associated with operating and finance leases greater than 12 months are recorded in the Company’s Consolidated Balance Sheets; ROU assets within “Other assets” and lease liabilities within “Other liabilities.” ROU assets represent the Company’s right to use an underlying asset over the course of the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The initial measurement of lease liabilities and ROU assets are the same for operating and finance leases. Lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments, discounted using the incremental borrowing rate. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets are recognized at commencement date based on the initial measurement of the lease liability, any lease payments made excluding lease incentives, and any initial direct costs incurred. Most of the Company’s operating leases include one or more options to renew and if the Company is reasonably certain to exercise those options, it would be included in the measurement of the operating ROU assets and lease liabilities.

Lease expense for operating lease payments is recognized on a straight-line basis over the lease term and recorded in “Occupancy expenses” on the Company’s Consolidated Statements of Income. Finance lease expenses consist of straight-line amortization expense of the ROU Assets recognized over the lease term and interest expense on the lease liability. Total finance lease expenses for the amortization of the ROU assets are recorded in “Occupancy expenses” on the Company’s Consolidated Statements of Income and interest expense on the finance lease liability is recorded in “Interest on long-term borrowings” on the Company’s Consolidated Statements of Income.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information (dollars in thousands):

	December 31, 2021		December 31, 2020
	Operating	Finance	Operating	Finance
Right-of-use-assets	$40,653	$6,506	$48,051	$7,425
Lease liabilities	50,742	9,477	58,901	10,621
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	6.75	7.08	7.27	8.08
Weighted-average discount rate (1)	2.57%	1.17%	2.66%	1.17%
(1)	An incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Year ended December 31,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$117	$72
Operating Cash Flows from Operating Leases	11,923	13,491
Financing Cash Flows from Finance Leases	1,144	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,666	$4,577
Finance leases	—	10,549

	Year ended December 31,
	2021	2020
Net Operating Lease Cost	$10,121	$11,006
Finance Lease Cost:
Amortization of right-of-use assets	919	536
Interest on lease liabilities	117	72
Total Lease Cost	$11,157	$11,614

The maturities of lessor and lessee arrangements outstanding are presented in the table below (dollars in thousands):

	December 31, 2021
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
2022	$48,478	$11,352	$1,292
2023	45,672	10,310	1,325
2024	44,447	9,274	1,358
2025	32,331	7,017	1,392
2026	17,702	4,494	1,427
Thereafter	28,792	13,326	3,088
Total undiscounted cash flows	217,422	55,773	9,882
Less: Adjustments (1)	17,999	5,031	405
Total (2)	$199,423	$50,742	$9,477
(1)	Lessor – unearned income and unearned guaranteed residual value; Lessee – imputed interest.
(2)	Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements

8. DEPOSITS

The major types of interest-bearing deposits are as follows for the years ended December 31, (dollars in thousands):

	2021	2020
Interest-bearing deposits:
NOW accounts	$4,176,032	$3,621,181
Money market accounts	4,249,858	4,248,335
Savings accounts	1,121,297	904,095
Time deposits of $250,000 and over	452,193	1,532,082
Other time deposits	1,404,364	1,048,369
Total interest-bearing deposits	$11,403,744	$11,354,062

As of December 31, 2021, the scheduled maturities of time deposits are as follows for the years ended December 31, (dollars in thousands):

2022	$1,302,142
2023	282,350
2024	196,731
2025	34,940
2026	35,497
Thereafter	4,897
Total scheduled maturities of time deposits	$1,856,557

The amount of time deposits held in CDARS accounts was $20.7 million and $64.2 million as of December 31, 2021 and 2020, respectively.

The Company classifies deposit overdrafts as loans held for investment within the “Other Commercial” category. As of December 31, 2021 and 2020, these deposits totaled $2.0 million and $2.6 million, respectively.

9. BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold, advances from the FHLB, and federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit.

Total short-term borrowings as of December 31, 2021 and 2020 (dollars in thousands):

	2021	2020
Securities sold under agreements to repurchase	$117,870	$100,888
Federal Funds Purchased	—	150,000
FHLB Advances	—	100,000
Total short-term borrowings	$117,870	$350,888

Average outstanding balance during the period	$113,030	$213,932
Average interest rate during the period	0.10%	0.79%
Average interest rate at end of period	0.07%	0.13%

The Bank maintains federal funds lines with several correspondent banks; the available balance was $997.0 million and $847.0 million at December 31, 2021 and 2020, respectively. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both December 31, 2021 and 2020. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is in compliance with these covenants as of December 31, 2021 and 2020. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $6.0 billion at both December 31, 2021 and 2020.

Long-term Borrowings

During the fourth quarter of 2021, the company issued the 2031 Notes. The 2031 Notes were sold at par resulting in net proceeds, after underwriting discounts and offering expenses, of approximately $246.9 million. The Company used a portion of the net proceeds from the 2031 Notes issuance to repay its outstanding $150 million of 5.00% fixed-to-floating rate subordinated notes that were due in 2026.

In connection with several previous bank acquisitions, the Company issued $58.5 million and acquired $87.0 million of trust preferred capital notes. Most recently, in connection with the acquisition of Access on February 1, 2019, the Company acquired additional trust preferred capital notes totaling $5.0 million. The remaining fair value discount on all acquired trust preferred capital notes was $13.3 million and $14.1 million at December 31, 2021 and 2020, respectively.

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

Total long-term borrowings consist of the following as of December 31, 2021 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	2.96%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	1.61%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	2.94%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	3.31%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	3.31%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	2.86%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	1.71%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	1.76%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	3.06%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt(3)(4)
2031 Subordinated Debt	250,000	-%	2.875%	12/15/2031
Total Subordinated Debt(5)	$250,000
Fair Value Discount(6)	(16,435)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$388,724
(1)	Rate as of December 31, 2021. Calculated using non-rounded numbers.
(2)	The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.
(3)	The remaining issuance discount as of December 31, 2021 is $3.1 million.
(4)	Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes
(5)	Fixed-to-floating rate notes. On December 15, 2026, the interest rate changes to a floating rate of the then current Three-Month Term SOFR plus a spread of 186 basis points through its maturity date. The notes may be redeemed before maturity on or after December 15, 2026.
(6)	Remaining discounts of $13.3 million and $3.1 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

Total long-term borrowings consist of the following as of December 31, 2020 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	2.99%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	1.64%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	2.97%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	3.34%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	3.34%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	2.89%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	1.74%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	1.79%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	3.09%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
FHLB Advances
Fixed Rate Convertible	200,000	-%	1.78%	10/26/2028
Total FHLB Advances	$200,000
Subordinated Debt(3)(4)
2026 Subordinated Debt(5)	150,000	-%	5.00%	12/15/2026
Total Subordinated Debt	$150,000
Fair Value Discount(6)	(15,330)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$489,829
(1)	Rate as of December 31, 2020. Calculated using non-rounded numbers.
(2)	The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.
(3)	The remaining issuance discount as of December 31, 2020 is $1.2 million.
(4)	Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.
(5)	Fixed-to-floating rate notes. On December 15, 2021, the notes were redeemed in full prior to the interest rate changing to a floating rate of LIBOR plus 3.175%
(6)	Includes discount on Trust Preferred Capital and Subordinated Debt.

As of December 31, 2021, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
2022	$—	$—	$(1,139)	$(1,139)
2023	—	—	(1,162)	(1,162)
2024	—	—	(1,187)	(1,187)
2025	—	—	(1,211)	(1,211)
2026	—	—	(1,236)	(1,236)
Thereafter	155,159	250,000	(10,500)	394,659
Total long-term borrowings	$155,159	$250,000	$(16,435)	$388,724

(1)	Includes discount on Trust Preferred Capital Securities and Subordinated Debt.

10. COMMITMENTS AND CONTINGENCIES

Litigation Matters

In the ordinary course of its operations, the Company and its subsidiaries are involved in various legal and regulatory proceedings. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the uncertainties of such litigation and investigations, and based on the information presently available and after consultation with legal counsel, management believes that the ultimate outcome in such legal proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company subject to the potential outcomes of the matter discussed below.

On February 9, 2022, pursuant to the CFPB’s NORA process, the CFPB Office of Enforcement notified the Bank that it is considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies.  The purpose of the NORA process is to ensure that potential subjects of enforcement actions have the opportunity to respond to alleged violations and present their positions to the CFPB before an enforcement action is recommended or commenced. Should the CFPB commence a legal action, it may seek restitution to affected customers, civil monetary penalties, injunctive relief, or other corrective action. While a loss is reasonably possible related to this matter, an estimate is not possible at this time. The Company and the Bank are unable at this time to determine how or when the matter will be resolved or the significance, if any, to our business, financial condition, or results of operations.

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

As of December 31, 2021 and 2020, the Company’s reserves for unfunded commitment and indemnification were $8.4 million and $10.8 million, respectively.

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

The following table presents the balances of commitments and contingencies as of December 31, (dollars in thousands):

	2021	2020
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$5,825,557	$4,722,412
Letters of credit	152,506	161,827
Total commitments with off-balance sheet risk	$5,978,063	$4,884,239
(1) Includes unfunded overdraft protection.

As of December 31, 2021, the Company had approximately $187.4 million in deposits in other financial institutions of which $82.3 million served as collateral for cash flow and loan swap derivatives. As of December 31, 2020, the Company had approximately $290.5 million in deposits in other financial institutions of which $251.0 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $102.0 million and $36.4 million in deposits in other financial institutions that were uninsured at December 31, 2021 and 2020, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate contracts to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 11 “Derivatives” for additional information.

As part of the Company’s liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged at December 31, 2021 and 2020 (dollars in thousands):

	Pledged Assets as of December 31, 2021
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$703,489	$472,243	$—	$1,175,732
Repurchase agreements	—	130,217	—	—	130,217
FHLB advances	—	43,722	—	4,263,259	4,306,981
Derivatives	82,299	65,053	—	—	147,352
Fed Funds	—	—	—	392,067	392,067
Other purposes	—	22,003	985	—	22,988
Total pledged assets	$82,299	$964,484	$473,228	$4,655,326	$6,175,337

	Pledged Assets as of December 31, 2020
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$469,864	$436,449	$—	$906,313
Repurchase agreements	—	116,876	—	—	116,876
FHLB advances	—	52,323	—	4,374,383	4,426,706
Derivatives	251,047	785	—	—	251,832
Fed Funds	—	—	—	340,847	340,847
Other purposes	—	123,388	8,634	—	132,022
Total pledged assets	$251,047	$763,236	$445,083	$4,715,230	$6,174,596

(1) Balance represents market value.
(2) Balance represents book value.

11. DERIVATIVES

The Company is exposed to economic risks arising from its business operations and uses derivatives primarily to manage risk associated with changing interest rates, and to assist customers with their risk management objectives. The Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge). The remaining are classified as free-standing derivatives that do not qualify for hedge accounting and consist of interest rate contracts, which include loan swaps and interest rate cap agreements, as well as interest rate lock commitments.

Derivatives Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to derivative counterparty credit risk, at any point in time, is equal to the amount reported as a derivative asset on the Company’s Consolidated Balance Sheets, assuming no recoveries of underlying collateral. The Company clears certain OTC derivatives with central clearinghouses through FCMs due to applicable regulatory requirements, which reduces the Company’s counterparty risk.

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

During the period ended December 31, 2021, the Company executed four interest rate swaps designated and qualifying as cash flow hedges of the Company’s forecasted variable interest receipts on variable rate loans due to changes in the interest rate with a notional amount of $500 million at December 31, 2021. The Company did not have any derivatives designated as cash flow hedges at December 31, 2020. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.

During the period ended December 31, 2020, the Company terminated interest rate swaps designated as cash flow hedges prior to their respective maturity dates resulting in net losses of approximately $1.8 million, which resulted in the losses being recognized immediately in earnings as the forecasted transactions will not occur.

Fair Value Hedges

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. For the years ended December 31, 2021 and 2020, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $88.6 million and $74.7 million, respectively, and the fair value of the swaps associated with the derivative related to hedged items was an unrealized loss of $620,000 and $5.1 million, respectively.

AFS Securities: The Company has entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate AFS securities. For the years ended December 31, 2021 and 2020, the aggregate notional amount of the related hedged items of the AFS securities totaled $50.0 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized loss of $4.1 million and $7.3 million, respectively.

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

Interest Rate Contracts

During the normal course of business, the Company enters into interest rate contracts with borrowers to help meet their financing needs. Upon entering into interest rate contracts, the Company enters into offsetting positions with a third party in order to minimize interest rate risk. These interest rate contracts qualify as financial derivatives with fair values as reported in “Other Assets” and “Other Liabilities” on the Company’s Consolidated Balance Sheets.

The following table summarizes key elements of the Company’s derivative instruments as of December 31, 2021 and 2020, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	December 31, 2021			December 31, 2020
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$500,000	$—	$—	$—	$—	$—
Fair value hedges	138,606	—	5,387	124,726	—	12,483
Derivatives not designated as accounting hedges:
Interest rate contracts (3)	5,017,574	73,696	49,051	4,712,906	163,360	163,360
(1)	Notional amounts are not recorded on the Company’s Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.
(2)	Balances represent fair value of derivative financial instruments.
(3)	The Company’s cleared derivatives are classified as a single-unit of accounting, resulting in the fair value of the designated swap being reduced by the variation margin, which is treated as settlement of the related derivatives fair value for accounting purposes and is reported on a net basis at December 31, 2021. The previous periods presented do not include the offsetting impact of variation margin.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021		December 31, 2020
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$112,562	$4,051	$166,413	$7,297
Loans	88,606	546	74,726	5,088
(1)	These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. For the periods ended December 31, 2021 and 2020, the amortized cost basis of this portfolio was $113 million and $166 million, respectively, and the cumulative basis adjustment associated with this hedge was $4.1 million and $7.3 million, respectively. The amount of the designated hedged item at December 31, 2021 and 2020 totaled $50 million.
(2)	Carrying value represents amortized cost.

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

Repurchase Programs

In 2019, the Company’s Board of Directors authorized a share repurchase program to purchase up to $150.0 million of the Company’s common stock through June 30, 2021 in open market transactions or privately negotiated transactions. On March 20, 2020, the Company suspended its share repurchase program, which had approximately $20.0 million remaining in authorization at the time. The Company repurchased an aggregate of approximately 3.7 million shares, at an average price of $35.48 per share, under the authorization prior to suspension.

On May 4, 2021, the Company’s Board of Directors authorized a share repurchase program to purchase up to $125.0 million worth of the Company’s common stock through June 30, 2022 in open market transactions or privately negotiated transactions, which was fully utilized as of September 30, 2021. The Company repurchased an aggregate of approximately 3.4 million shares, at an average price of $36.99 per share, pursuant to this authorization.

On December 10, 2021, the Company’s Board of Directors authorized a new share Repurchase Program to purchase up to $100.0 million of the Company’s common stock through December 9, 2022 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and /or Rule 10b-18 under the Exchange Act. There were no share repurchase transactions under the Repurchase Program for the year ended December 31, 2021.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2021 is summarized as follows, net of tax (dollars in thousands):

		Unrealized
		Gains
		(Losses) for
	Unrealized	AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred	Value of Cash	(Losses)
	Securities	to HTM	Flow Hedges	on BOLI	Total
Balance - December 31, 2020	$74,161	$55	$—	$(3,201)	$71,015
Other comprehensive income (loss):
Other comprehensive loss before reclassification	(51,329)	—	(1,520)	—	(52,849)
Amounts reclassified from AOCI into earnings	(69)	(20)	(47)	605	469
Net current period other comprehensive income (loss)	(51,398)	(20)	(1,567)	605	(52,380)
Balance - December 31, 2021	$22,763	$35	$(1,567)	$(2,596)	$18,635

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

As of December 31, 2021 and 2020, the most recent notification from the FRB categorized the Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The Company and the Bank’s capital amounts and ratios are also presented in the following table at December 31, 2021 and 2020 (dollars in thousands):

					Required in Order to Be
			Required for Capital		Well Capitalized Under
	Actual		Adequacy Purposes		PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$1,569,752	10.24%	$689,832	4.50%	NA	NA
Atlantic Union Bank	1,990,753	13.03%	687,520	4.50%	993,085	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	1,736,108	11.32%	920,199	6.00%	NA	NA
Atlantic Union Bank	1,990,753	13.03%	916,694	6.00%	1,222,258	8.00%
Total capital to risk weighted assets:
Consolidated	2,173,543	14.17%	1,227,124	8.00%	NA	NA
Atlantic Union Bank	2,044,123	13.38%	1,222,196	8.00%	1,527,745	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	1,736,108	9.01%	770,747	4.00%	NA	NA
Atlantic Union Bank	1,990,753	10.37%	767,889	4.00%	959,862	5.00%
As of December 31, 2020
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$1,512,507	10.26%	$663,380	4.50%	NA	NA
Atlantic Union Bank	1,824,693	12.42%	661,121	4.50%	954,952	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	1,678,863	11.39%	884,388	6.00%	NA	NA
Atlantic Union Bank	1,824,693	12.42%	881,494	6.00%	1,175,326	8.00%
Total capital to risk weighted assets:
Consolidated	2,063,356	14.00%	1,179,061	8.00%	NA	NA
Atlantic Union Bank	1,924,016	13.09%	1,175,869	8.00%	1,469,837	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	1,678,863	8.95%	750,330	4.00%	NA	NA
Atlantic Union Bank	1,824,693	9.75%	748,592	4.00%	935,740	5.00%

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

Derivative Instruments

As discussed in Note 11 “Derivatives,” the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No material differences were identified during the validation as of December 31, 2021 and 2020. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of December 31, 2021 and 2020 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio. The vendor’s primary source for security valuation is ICE, which evaluates securities based on market data. ICE utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2021 and 2020.

The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the table below.

Loans Held for Sale

Residential loans originated for sale in the open market are carried at fair value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020 (dollars in thousands):

	Fair Value Measurements at December 31, 2021 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$64,474	$9,375	$—	$73,849
Obligations of states and political subdivisions	—	1,008,396	—	1,008,396
Corporate and other bonds(1)	—	153,376	—	153,376
MBS	—	2,244,389	—	2,244,389
Other securities	—	1,640	—	1,640
LHFS	—	20,861	—	20,861
Derivatives:
Interest rate contracts	—	73,696	—	73,696

LIABILITIES
Derivatives:
Interest rate contracts	$—	$49,051	$—	$49,051
Fair value hedges	—	5,387	—	5,387
(1)	Other bonds include asset-backed securities.

	Fair Value Measurements at December 31, 2020 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$—	$13,394	$—	$13,394
Obligations of states and political subdivisions	—	837,326	—	837,326
Corporate and other bonds(1)	—	151,078	—	151,078
MBS	—	1,536,996	—	1,536,996
Other securities	—	1,625	—	1,625
LHFS	—	96,742	—	96,742
Derivatives:
Interest rate contracts	—	163,360	—	163,360

LIABILITIES
Derivatives:
Interest rate contracts	$—	$163,360	$—	$163,360
Fair value hedges	—	12,483	—	12,483
(1)	Other bonds include asset-backed securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to foreclosed properties, former bank premises, and collateral-dependent loans that are individually assessed. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The assets for which a nonrecurring fair value measurement was recorded during the period ended December 31, 2021 and 2020 was $11.3 million and $12.7 million, respectively. The nonrecurring valuation adjustments for these assets did not have a material impact on the Company’s consolidated financial statements.

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

HTM Securities

The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio. The vendor’s primary source for security valuation is ICE, which evaluates securities based on market data. ICE utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2021 and 2020. The Company’s Level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2021 and 2020.

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

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2021 and 2020 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2021 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$802,501	$802,501	$—	$—	$802,501
AFS securities	3,481,650	64,474	3,417,176	—	3,481,650
HTM securities	628,000	—	686,733	7,041	693,774
Restricted stock	76,825	—	76,825	—	76,825
LHFS	20,861	—	20,861	—	20,861
Net loans	13,096,056	—	—	12,861,274	12,861,274
Derivatives:
Interest rate contracts	73,696	—	73,696	—	73,696
Accrued interest receivable	65,015	—	65,015	—	65,015
BOLI	431,517	—	431,517	—	431,517

LIABILITIES
Deposits	$16,611,068	$—	$16,630,087	$—	$16,630,087
Borrowings	506,594	—	488,796	—	488,796
Accrued interest payable	933	—	933	—	933
Derivatives:
Interest rate contracts	49,051	—	49,051	—	49,051
Fair value hedges	5,387	—	5,387	—	5,387

	Fair Value Measurements at December 31, 2020 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$493,294	$493,294	$—	$—	$493,294
AFS securities	2,540,419	—	2,540,419	—	2,540,419
HTM securities	544,851	—	606,496	13,269	619,765
Restricted stock	94,782	—	94,782	—	94,782
LHFS	96,742	—	96,742	—	96,742
Net loans	13,860,774	—	—	13,710,640	13,710,640
Derivatives:
Interest rate contracts	163,360	—	163,360	—	163,360
Accrued interest receivable	75,757	—	75,757	—	75,757
BOLI	326,892	—	326,892	—	326,892

LIABILITIES
Deposits	$15,722,765	$—	$15,763,991	$—	$15,763,991
Borrowings	840,717	—	821,516	—	821,516
Accrued interest payable	2,516	—	2,516	—	2,516
Derivatives:
Interest rate contracts	163,360	—	163,360	—	163,360
Fair value hedges	12,483	—	12,483	—	12,483

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

Mortgage banking income is earned when the originated loans are sold to an investor on the secondary market. The loans are classified as LHFS prior to being sold. Additionally, the changes in fair value of the LHFS, loan commitments, and related derivatives are included in mortgage banking income.

Noninterest income disaggregated by major source for the years ended December 31, 2021, 2020, and 2019 consisted of the following (dollars in thousands):

	2021	2020	2019
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$17,126	$17,792	$24,092
Maintenance fees & other	9,996	7,459	6,110
Other service charges, commissions, and fees (1)	6,595	6,292	6,423
Interchange fees (1)	8,279	7,184	14,619
Fiduciary and asset management fees (1):
Trust asset management fees	12,571	10,804	9,141
Registered advisor management fees	9,856	8,657	10,107
Brokerage management fees	5,135	4,189	4,117
Mortgage banking income	21,022	25,857	10,303
Gains on securities transactions	87	12,294	7,675
Bank owned life insurance income	11,488	9,554	8,311
Loan-related interest rate swap fees	5,620	15,306	14,126
Other operating income (2)(3)(4)	18,031	6,098	17,791
Total noninterest income	$125,806	$131,486	$132,815
(1)	Income within scope of Topic 606.
(2)	For the year ended December 31, 2019, includes $9.8 million in life insurance proceeds related to a Xenith-acquired loan that had been charged off prior to the Company’s acquisition of Xenith.
(3)	For the year ended December 31, 2020, includes a $1.8 million loss related to the termination of a cash flow hedge.
(4)	For the year ended December 31, 2021, includes a $5.1 million gain on sale of Visa, Inc. Class B common stock.

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

The 2019 information presented includes discontinued operations. Refer to Note 1 “Summary of Significant Accounting Policies” in this Form 10-K for further discussion regarding discontinued operations.

The following 401(k) Plan match and other discretionary contributions were made to the Company’s employees, in accordance with the plans described above, in 2021, 2020, and 2019 (dollars in thousands):

	2021	2020	2019
401(k) Plan	$6,515	$6,265	$5,550
ESOP	750	1,000	1,163
Cash	674	697	780
Total	$7,939	$7,962	$7,493

The Company maintains certain deferred compensation arrangements with employees and certain current and former members of the Bank’s Boards of Directors. Under these deferred compensation plans, the Company had an obligation of $17.5 million at December 31, 2021 and $15.8 million at December 31, 2020. The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations.

The Atlantic Union Bankshares Corporation Stock and Incentive Plan (the “Plan”) was amended and restated by the Board of Directors of the Company on February 23, 2021, which amendment and restatement became effective on May 4, 2021 when approved by shareholders of the Company.  The Plan was originally adopted by the Board as the Union First Market Bankshares Corporation 2011 Stock Incentive Plan (the “2011 Plan”) on November 2, 2010, and became effective on January 1, 2011, subject to the approval by the Company’s shareholders, which was obtained on April 26, 2011.  The 2011 Plan was amended and restated as the Union Bankshares Corporation Stock and Incentive Plan (the “2015 Plan”) by the Board on January 29, 2015, which amendment and restatement became effective on April 21, 2015 when approved by shareholders of the Company.  The 2015 Plan amended the 2011 Plan to, among other things, increase the maximum number of shares of the Company’s common stock issuable under the plan from 1,000,000 to 2,500,000 and add non-employee directors of the Company and certain subsidiaries, as well as regional advisory boards, as potential participants in the plan.  The 2015 Plan was further amended by the Board effective May 20, 2019 to reflect the new name of the Company.  The 2021 amendment and restatement amended and restated the 2015 Plan to, among other things, increase the maximum number of shares of the Company’s common stock issuable under the plan from 2,500,000 to 4,000,000. The Company may grant awards under the Plan until May 3, 2031. As of December 31, 2021, there were 1,855,601 shares available for future issuance in the Plan.

The Plan provides for the granting of stock-based awards to key employees and non-employee directors of the Company and its subsidiaries in the form of: (i) stock options; (ii) RSAs, (iii) RSUs, (iv) stock awards; (v) PSUs; and performance cash awards. The Company issues new shares to satisfy stock-based awards. For option awards, the option price cannot be less than the fair market value of the stock on the grant date. Stock option awards have a maximum term of ten years from the date of grant, and generally become exercisable over a 5 year period beginning on the first anniversary of the date of grant. No stock options have been granted since February 2012. In 2019 the Company assumed additional stock options with the acquisition of Access. The stock option awards have a maximum term of five years from the date of grant, and generally become exercisable over a 4 year period beginning on the first anniversary of the date of grant. RSAs and PSUs typically have vesting schedules over three-year to four-year periods and the expense is recognized over the vesting period.

For the years ended December 31, 2021, 2020, and 2019, the Company recognized stock-based compensation expense, which is included in “Salaries and benefits” expense on the Company’s Consolidated Statements of Income (dollars in thousands, except per share data) as follows:

	Year Ended December 31,
	2021	2020	2019
Stock-based compensation expense	$10,091	$9,258	$8,332
Reduction of income tax expense	2,119	1,944	1,750
Per share compensation cost	$0.10	$0.09	$0.08

Stock Options

The following table summarizes the stock option activity during the year ended December 31, 2021:

			Weighted
		Weighted	Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(shares)	Price	Life	Value
Outstanding as of December 31, 2020	348,660	$33.81
Granted	—	—
Exercised	(104,514)	29.83
Forfeited	(3,932)	32.17
Expired	(31,459)	36.53
Outstanding as of December 31, 2021	208,755	35.43	1.11	$529,246
Exercisable as of December 31, 2021	192,561	35.73	1.04	440,827

During the year ended December 31, 2021, there were 104,514 stock options exercised with a total intrinsic value (the amount by which the stock price exceeded the exercise price) and fair value of approximately $903,000 and $4.0 million, respectively. Cash received from the exercise of stock options for the year ended December 31, 2021 was approximately $3.1 million, and the tax benefit realized from tax deductions associated with options exercised during the year was approximately $159,000. The total intrinsic value of all stock options outstanding was $529,000 as of December 31, 2021.

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

Restricted Stock

The Plan permits the granting of RSAs. Generally, RSAs vest one-third on each of the first, second and third anniversaries from the date of the grant. The value of the RSAs was calculated by multiplying the fair market value of the Company’s common stock on the grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends for RSAs, if any. Nonvested shares of restricted stock are included in the computation of basic earnings per share.

The following table summarizes the restricted stock activity for the year ended December 31, 2021:

		Weighted
	Number of	Average
	Shares of	Grant-Date Fair
	RSAs	Value
Unvested as of December 31, 2020	406,507	$35.61
Granted	241,447	37.47
Net settle for taxes	(56,119)	35.74
Vested	(168,377)	35.95
Forfeited	(23,391)	36.03
Unvested as of December 31, 2021	400,067	36.55

Performance Stock

The Plan permits the granting of PSUs. PSUs are granted to certain employees at no cost to the recipient and are subject to vesting based on achieving certain performance metrics; the grant of PSUs is subject to approval by the Company’s Compensation Committee at its sole discretion. PSUs may be paid in cash or shares of common stock or a combination thereof. Holders of PSUs have no right to vote the shares represented by the units. In 2021, the PSUs awarded were market based awards with the number of PSUs ultimately earned based on the Company’s total shareholder return as measured over the performance period.

	Number of	Weighted Average
	Shares of	Grant-
	PSUs	Date Fair Value
Unvested as of December 31, 2020	197,810	$34.84
Granted	103,308	34.29
Net settle for taxes	(15,034)	38.00
Vested	(46,622)	37.64
Forfeited	(10,107)	33.18
Unvested as of December 31, 2021	229,355	33.89

During years ended December 31, 2021, 2020 and 2019 PSUs were awarded with a market based component based on total shareholder return. The fair value of each PSU granted is estimated on the date of grant using the Monte Carlo simulation lattice model that uses the assumptions noted in the following table:

	2021(5)	2020(5)	2019(5)
Dividend yield(1)	2.66%	2.83%	2.57%
Expected life in years(2)	2.85	2.86	2.86
Expected volatility(3)	45.75%	24.33%	24.04%
Risk-free interest rate(4)	0.20%	1.35%	2.48%
(1)	Calculated as the ratio of the current dividend paid per the stock price on the date of grant.
(2)	Represents the remaining performance period as of the grant date.
(3)	Based on the historical volatility for the period commensurate with the expected life of the PSUs.
(4)	Based upon the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the grant date.
(5)	Assumptions disclosed represent those used in the primary annual issuance.

The estimated unamortized compensation expense, net of estimated forfeitures, related to, restricted stock, performance stock and stock options issued and outstanding as of December 31, 2021 that will be recognized in future periods is as follows (dollars in thousands):

	Restricted	Performance	Stock
	Stock	Stock	Options	Total
2022	$5,109	$1,875	$50	$7,034
2023	2,902	962	3	3,867
2024	482	—	—	482
2025	4	—	—	4
Total	$8,497	$2,837	$53	$11,387

17. INCOME TAXES

The Company files income tax returns in the U.S., the Commonwealth of Virginia, and other states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2018.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2021 and 2020 (dollars in thousands):

	2021	2020
Deferred tax assets:
Credit losses	$30,132	$48,505
Benefit plans	4,016	3,332
Acquisition accounting	5,711	10,038
Lease right-of-use asset	12,889	14,893
Stock grants	2,642	2,305
OREO	6,110	2,971
Securities available for sale	894	1,017
Net operating losses	41,573	47,463
Nonaccrual loans	733	2,011
Other	4,760	7,287
Total deferred tax assets	$109,460	$139,822
Deferred tax liabilities:
Acquisition accounting	$13,252	$16,271
Lease right-of-use liability	10,105	12,012
Premises and equipment	47,832	19,066
Securities available for sale	6,051	19,714
Other	1,193	674
Total deferred tax liabilities	78,433	67,737
Net deferred tax asset	$31,027	$72,085

At December 31, 2021, the Company had federal NOL carryforwards of approximately $105.8 million, of which approximately $84.8 million under pre-2018 law can be carried forward 20 years, and $21 million that can be carried forward indefinitely. The Company also had state NOL carryforwards of approximately $459.4 million, of which approximately $219 million will begin to expire after 2026, and $240.4 million that can be carried forward indefinitely. In assessing the ability to realize deferred tax assets, the Company considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies in accordance with ASC 740-10-30. Based on its latest analysis, at December 31, 2021, the Company concluded that it is more likely than not that the Company would be able to fully realize its deferred tax asset.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable ASC 740, Accounting for Uncertainty in Income Taxes.

The income tax expense for the years ended December 31, 2021, 2020, and 2019 consists of the following (dollars in thousands):

	2021	2020	2019
Current tax expense	$11,330	$25,376	$22,500
Deferred tax expense	43,512	2,690	15,057
Income tax expense	$54,842	$28,066	$37,557

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income for the years ended December 31, 2021, 2020, and 2019 due to the following (dollars in thousands):

	2021	2020	2019
Computed "expected" tax expense	$66,939	$39,122	$48,564
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(9,820)	(8,844)	(8,259)
State income tax benefit	(1,039)	(310)	(1,078)
Other, net	(1,238)	(1,902)	(1,670)
Income tax expense	$54,842	$28,066	$37,557

For the years ended December 31, 2021, 2020, and 2019, the effective tax rates were 17.2%, 15.1% and 16.2%, respectively, and tax credits totaled approximately $3.6 million, $3.0 million and $2.9 million, respectively.

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

The following table presents EPS from continuing operations, discontinued operations and total net income available to common shareholders for the years ended December 31, (in thousands except per share data):

	2021	2020	2019
Net Income:
Income from continuing operations	$263,917	$158,228	$193,698
Income (loss) from discontinued operations	—	—	(170)
Net income	263,917	158,228	193,528
Less: Preferred Stock Dividends	11,868	5,658	—
Net income available to common shareholders	$252,049	$152,570	$193,528

Weighted average shares outstanding, basic	77,400	78,859	80,201
Dilutive effect of stock awards	18	17	63
Weighted average shares outstanding, diluted	77,418	78,876	80,264

Basic EPS:
EPS from continuing operations	$3.26	$1.93	$2.41
EPS available to common shareholders	$3.26	$1.93	$2.41

Diluted EPS:
EPS from continuing operations	$3.26	$1.93	$2.41
EPS available to common shareholders	$3.26	$1.93	$2.41

19. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may have loans issued to its executive officers, directors, and principal shareholders. Pursuant to its policy, such loans are made in the ordinary course of business and do not involve more than the normal risk of collectability.

20. PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by Atlantic Union Bankshares Corporation (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2021, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Parent Company without prior regulatory approval totaled approximately $413.9 million, or 15.3%, of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2021 and 2020

(Dollars in thousands)

	2021	2020
ASSETS
Cash	$105,464	$116,748
Premises and equipment, net	—	10,435
Other assets	59,252	30,429
Investment in subsidiaries	2,963,401	2,858,608
Total assets	$3,128,117	$3,016,220
LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term borrowings	$246,895	$148,806
Trust preferred capital notes	141,829	141,023
Other liabilities	29,322	17,901
Total liabilities	418,046	307,730
Total stockholders' equity	2,710,071	2,708,490
Total liabilities and stockholders' equity	$3,128,117	$3,016,220

PARENT COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2021, 2020, and 2019

(Dollars in thousands)

	2021	2020	2019
Income:
Interest and dividend income	$—	$—	$3
Dividends received from subsidiaries	119,500	97,880	160,033
Other operating income	3,770	1,338	1,484
Total income	123,270	99,218	161,520
Expenses:
Interest expense	13,210	13,506	15,935
Other operating expenses	17,471	8,249	11,434
Total expenses	30,681	21,755	27,369
Income before income taxes and equity in undistributed net income from subsidiaries	92,589	77,463	134,151
Income tax benefit	(12,626)	(5,439)	(6,499)
Equity in undistributed net income from subsidiaries	158,702	75,326	52,878
Net income	$263,917	$158,228	$193,528
Comprehensive income	$211,537	$193,668	$239,376

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021, 2020, and 2019

(Dollars in thousands)

	2021	2020	2019
Operating activities:
Net income	$263,917	$158,228	$193,528
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(158,702)	(75,326)	(52,878)
Depreciation of premises and equipment	414	439	424
Write-down of corporate facilities	7,429	—	—
Acquisition accounting amortization, net	806	735	662
Issuance of common stock for services	567	804	910
Net increase in other assets	(10,726)	(3,005)	(3,256)
Net increase in other liabilities	12,944	10,038	4,964
Net cash provided by operating activities	116,649	91,913	144,354
Investing activities:
Net increase in premises and equipment	—	(306)	(355)
Increase in equity method investments	(4,188)	(2,353)	—
Cash paid in acquisitions	—	—	(12)
Cash received in acquisitions	—	—	21,553
Net cash provided by (used in) investing activities	(4,188)	(2,659)	21,186
Financing activities:
Net decrease in short-term borrowings	—	—	(5,000)
Repayments of long-term borrowings	(150,000)	(8,500)	—
Net proceeds from issuance of long-term borrowings	246,869	—	—
Cash dividends paid - common stock	(84,307)	(78,860)	(78,345)
Cash dividends paid - preferred stock	(11,868)	(5,658)	—
Repurchase of common stock	(125,000)	(49,879)	(80,280)
Issuance of common stock	3,141	1,013	1,988
Issuance of preferred stock, net	—	166,356	—
Vesting of restricted stock, net of shares held for taxes	(2,580)	(2,261)	(2,301)
Net cash provided by (used in) financing activities	(123,745)	22,211	(163,938)
Increase (decrease) in cash and cash equivalents	(11,284)	111,465	1,602
Cash, cash equivalents and restricted cash at beginning of the period	116,748	5,283	3,681
Cash, cash equivalents and restricted cash at end of the period	$105,464	$116,748	$5,283
Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for net assets in acquisition	$—	$—	$499,974

Transactions related to bank acquisition
Assets acquired	—	—	509,075
Liabilities assumed	—	—	9,089

21. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through February 25, 2022, the date the financial statements were issued.

On January 28, 2022, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on March 1, 2022 to preferred shareholders of record as of February 14, 2022.

The Company’s Board of Directors also declared a quarterly dividend of $0.28 per share of common stock. The common stock dividend is payable on February 25, 2022 to common shareholders of record as of February 11, 2022.

As discussed in Note 12 “Stockholders’ Equity,” the Company has an active Repurchase Program. Subsequent to the year ended December 31, 2021, as part of the Repurchase Program, approximately 276,000 shares (or $11.0 million) were repurchased between January 1, 2022 and February 23, 2022. As of February 23, 2022, the Company is authorized under the Repurchase Program to repurchase approximately $89.0 million of additional shares of the Company’s common stock.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective on December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Form 10-K. Ernst & Young’s report on the Company’s internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION.

Not applicable.

ITEM 9C. - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors and the Company’s audit committee and the audit committee financial experts is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2022 Annual Meeting of Shareholders to be held May 3, 2022 (the “Proxy Statement”), under the captions “Proposal 1 - Election of Nine Directors,” “Information About Directors Whose Terms Do Not Expire This Year,” “Retiring Directors,” and “Corporate Governance, Board Leadership, and Board Diversity.” Information about the Company’s executives required by this item is included in Part I, Item I of this Form 10-K under the caption “Information about our Executive Officers”.

The Company has adopted a Code of Business Conduct and Ethics applicable to all employees and directors. The Company has also adopted a Code of Ethics for Senior Financial Officers and Directors, which is applicable to directors and senior officers who have financial responsibilities. Both of these codes may be found at https://investors.atlanticunionbank.com/corporate-governance/governance-documents. In addition, a copy of either of the codes may be obtained without charge by written request to the Company’s Corporate Secretary.

ITEM 11. - EXECUTIVE COMPENSATION.

This information is incorporated by reference from the Proxy Statement under the captions “Corporate Governance, Board Leadership, and Board Diversity,” “Named Executive Officers,” “Ownership of Company Stock,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “CEO Compensation Pay Ratio,” “Executive Compensation,” and “Director Compensation.”

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

The following table summarizes information relating to the Company’s equity compensation plans, pursuant to which securities are authorized for issuance, as of December 31, 2021:

	Number of		Number of securities
	securities to be	Weighted-average	remaining
	issued upon	exercise price of	available for future
	exercise of	outstanding	issuance
	outstanding options,	options,	under equity compensation
	warrants and	warrants and	plans (excluding securities
	rights	rights	reflected in column (A))
	(A)(1)	(B)	(C)
Equity compensation plans approved by security holders	8,726	$14.40	1,855,601
Total	8,726	$14.40	1,855,601

(1)	The number in column (A) does not include (i) a total of 200,404 shares of common stock that are issuable upon the exercise of stock options assumed in the merger with Access with a weighted average exercise price of $36.33 per share.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference from the Proxy Statement under the captions “Corporate Governance, Board Leadership, and Board Diversity” and “Interest of Directors and Officers in Certain Transactions.”

ITEM 14. - PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference from the Proxy Statement under the captions “Principal Accounting Fees” and “Audit Committee Pre-Approval Policy.”

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8 of this Form 10-K:

◾	Reports of Independent Registered Public Accounting Firm (PCAOB ID 42);
◾	Consolidated Balance Sheets - December 31, 2021 and 2020;
◾	Consolidated Statements of Income - Years ended December 31, 2021, 2020, and 2019;
◾	Consolidated Statements of Comprehensive Income-Years ended December 31, 2021, 2020, and 2019;
◾	Consolidated Statements of Changes in Stockholder’s Equity - Years ended December 31, 2021, 2020, and 2019;
◾	Consolidated Statements of Cash Flows - Years ended December 31, 2021, 2020, and 2019; and
◾	Notes to Consolidated Financial Statements for the Years ended December 31, 2021, 2020, and 2019.

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

Articles of Amendment designating the 6.875% Perpetual Non-Cumulative Preferred Stock, Series A, effective June 9, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 9, 2020)

3.2

Amended and Restated Bylaws of Atlantic Union Bankshares Corporation, effective as of December 5, 2019 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed on February 25, 2020)

4.1

Subordinated Indenture, dated as of December 5, 2016, between Union Bankshares Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 5, 2016)

4.2

Second Supplemental Indenture, dated as of December 8, 2021, between Atlantic Union Bankshares Corporation and U.S. Bank National Association, as Trustee (including the form of Note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on December 8, 2021)

4.3	Form of 2.875% Fixed-to-Floating Rate Subordinated Note due 2031 (incorporated by reference to Exhibit A in Exhibit 4.2 to Current Report on Form 8-K filed on December 8, 2021)

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

4.6	Description of the Company’s Capital Stock

10.1*	Amended and Restated Management Continuity Agreement between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Robert M. Gorman, dated January 14, 2022

10.2*	Amended and Restated Employment Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Robert M. Gorman, dated January 14, 2022

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

10.5.1*	First Amendment to Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018

10.5.2*	162(m) Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018

10.5.3*

Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, effective September 1, 2019 (incorporated by reference to Exhibit 10.6.1 to Annual Report on Form 10-K filed on February 25, 2020)

10.5.4*

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

10.6.1*	First Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018

10.6.2*

Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, effective September 1, 2019 (incorporated by reference to Exhibit 10.7.1 to Annual Report on Form 10-K filed on February 25, 2020)

10.6.3*

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

10.8*	Atlantic Union Bankshares Corporation Executive Severance Plan (as amended and restated effective November 18, 2021)

10.9*	Amended and Restated Employment Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and John C. Asbury, dated January 14, 2022

10.10*	Amended and Restated Management Continuity Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and John C. Asbury, dated January 14, 2022

10.11*	Schedule of Atlantic Union Bankshares Corporation Non-Employee Directors' Annual Compensation (incorporated by reference to Exhibit 10.24 to Quarterly Report on Form 10-Q filed on November 4, 2021)

10.12*	Management Incentive Plan (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on February 26, 2021)

10.13*	Atlantic Union Bankshares Corporation Executive Stock Ownership Policy, adopted December 10, 2020 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on February 26, 2021)

10.14*

Form of Performance Share Unit Agreement under Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 15, 2018) (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K filed on February 27, 2018)

10.15*

Form of Time-Based Restricted Stock Agreement under Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 15, 2018) (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed on February 27, 2018)

10.16*

Access National Corporation 2017 Equity Compensation Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed on February 1, 2019; SEC file no. 333-228455)

10.17*

Access National Corporation 2009 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed on February 1, 2019; SEC file no. 333-228455)

10.18*

Form of Time-Based Restricted Stock Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 14, 2020) (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on February 25, 2020)

10.19*

Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 14, 2020) (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on February 25, 2020)

10.20

Underwriting Agreement, dated June 2, 2020, by and among Atlantic Union Bankshares Corporation, Morgan Stanley & Co. LLC, BofA Securities, Inc., Keefe, Bruyette & Woods, Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, UBS Securities LLC and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on June 3, 2020)

10.21*

Atlantic Union Bankshares Corporation Non-Employee Director Stock Ownership Policy, adopted October 29, 2020 (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed on February 26, 2021)

10.22*

Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 12, 2021) (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on February 26, 2021)

10.23*	Atlantic Union Bankshares Corporation Stock and Incentive Plan, as amended and restated May 4, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 6, 2021)

10.24

Underwriting Agreement, dated December 1, 2021 between Atlantic Union Bankshares Corporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on December 2, 2021)

10.25*

Employment Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Maria Tedesco, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 18, 2022)

10.26*

Management Continuity Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Maria Tedesco, dated January 14, 2022 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 18, 2022)

10.27*	Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 24, 2022)

10.28*	Form of Time-Based Restricted Stock Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 24, 2022)

21.1	Subsidiaries of Atlantic Union Bankshares Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

Interactive data files formatted in Inline eXtensible Business Reporting Language - pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) the Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020, and 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019 and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2021, 2020, and 2019.

104.0	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).
*	Indicates management contract.

ITEM 16. - FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Union Bankshares Corporation

By:	/s/ John C. Asbury	Date: February 25, 2022
John C. Asbury
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2022.

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