Form 10-Q
period 2022-03-31
Atlantic Union Bankshares Corp
filed 2022-05-05
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of April 28, 2022 was 75,014,103.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

2021 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2021
Access	–	Access National Corporation and its subsidiaries
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALLL	–	Allowance for loan and lease losses, a component of ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASC 820	–	ASC 820, Fair Value Measurements and Disclosures
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
AUB	–	Atlantic Union Bankshares Corporation
AUBAP	–	Atlantic Union Bankshares Corporation trading symbol
the Bank	–	Atlantic Union Bank (formerly, Union Bank & Trust)
BOLI	–	Bank-owned life insurance
bps	–	Basis points
BVAL	–	Bloomberg Valuation Service
CAA	–	Consolidated Appropriations Act, 2021
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
the Company	–	Atlantic Union Bankshares Corporation (formerly, Union Bankshares Corporation) and its subsidiaries
COVID-19	–	COVID-19 global pandemic
depositary shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

EPS	–	Earnings per common share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FCMs	–	Futures Commission Merchants
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FHLMC	–	Federal Home Loan Mortgage Corporation
FNMA	–	Federal National Mortgage Association
FOMC	–	Federal Open Markets Committee
FTE	–	Fully taxable equivalent
GAAP or U.S. GAAP	–	Accounting principles generally accepted in the United States
GNMA	–	Government National Mortgage Association
HTM	–	Held to maturity
ICE	–	Intercontinental Exchange Data Services
the Joint Guidance	–	The five federal bank regulatory agencies and the Conference of State Bank Supervisors guidance issued on March 22, 2020 (subsequently revised on April 7, 2020)
LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
LIBOR	–	London Interbank Offered Rate
MBS	–	Mortgage-Backed Securities
NASDAQ	–	National Association of Securities Dealers Automated Quotation exchange
NOW	–	Negotiable order of withdrawal

NPA	–	Nonperforming assets
OCI	–	Other comprehensive income
OREO	–	Other real estate owned
OTC	–	Over-the-counter
PD/LGD	–	Probability of default/loss given default
PPP	–	Paycheck Protection Program
Quarterly Report	–	Quarterly Report on Form 10-Q for the quarter ended March 31, 2022
Repurchase Program	–	The share repurchase program, approved on December 10, 2021 by the Company’s Board of Directors, which authorizes the Company to purchase up to $100.0 million worth of the Company’s common stock
ROU asset	–	Right of Use Asset
RUC	–	Reserve for unfunded commitments
RVI	–	Residual value insurance
SBA	–	Small Business Administration
SEC	–	Securities and Exchange Commission
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SOFR	–	Secured Overnight Financing Rate
SSFA	–	Simplified supervisory formula approach
TDR	–	Troubled debt restructuring
Topic 606	–	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
Topic 848	–	ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
VFG	–	Virginia Financial Group, Inc.
2031 Notes	–	$250.0 million of 2.875% fixed-to-floating rate subordinate notes issued by the Company during the fourth quarter of 2021 with a maturity date of December 15, 2031

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(Dollars in thousands, except share data)

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$178,225	$180,963
Interest-bearing deposits in other banks	213,140	618,714
Federal funds sold	4,938	2,824
Total cash and cash equivalents	396,303	802,501
Securities available for sale, at fair value	3,193,280	3,481,650
Securities held to maturity, at carrying value	756,872	628,000
Restricted stock, at cost	77,033	76,825
Loans held for sale, at fair value	21,227	20,861
Loans held for investment, net of deferred fees and costs	13,459,349	13,195,843
Less: allowance for loan and lease losses	102,591	99,787
Total loans held for investment, net	13,356,758	13,096,056
Premises and equipment, net	130,998	134,808
Goodwill	935,560	935,560
Amortizable intangibles, net	40,273	43,312
Bank owned life insurance	434,012	431,517
Other assets	440,114	413,706
Total assets	$19,782,430	$20,064,796
LIABILITIES
Noninterest-bearing demand deposits	$5,370,063	$5,207,324
Interest-bearing deposits	11,114,160	11,403,744
Total deposits	16,484,223	16,611,068
Securities sold under agreements to repurchase	115,027	117,870
Long-term borrowings	389,005	388,724
Other liabilities	295,840	237,063
Total liabilities	17,284,095	17,354,725
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	99,651	100,101
Additional paid-in capital	1,786,640	1,807,368
Retained earnings	803,354	783,794
Accumulated other comprehensive income (loss)	(191,483)	18,635
Total stockholders' equity	2,498,335	2,710,071
Total liabilities and stockholders' equity	$19,782,430	$20,064,796

Common shares outstanding	75,335,956	75,663,648
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Interest and dividend income:
Interest and fees on loans	$114,200	$128,006
Interest on deposits in other banks	131	77
Interest and dividends on securities:
Taxable	13,666	10,353
Nontaxable	10,459	9,237
Total interest and dividend income	138,456	147,673
Interest expense:
Interest on deposits	4,483	9,128
Interest on short-term borrowings	21	48
Interest on long-term borrowings	3,021	3,599
Total interest expense	7,525	12,775
Net interest income	130,931	134,898
Provision for credit losses	2,800	(13,624)
Net interest income after provision for credit losses	128,131	148,522
Noninterest income:
Service charges on deposit accounts	7,596	5,509
Other service charges, commissions and fees	1,655	1,701
Interchange fees	1,810	1,847
Fiduciary and asset management fees	7,255	6,475
Mortgage banking income	3,117	8,255
Bank owned life insurance income	2,697	2,265
Loan-related interest rate swap fees	3,860	1,754
Other operating income	2,163	3,179
Total noninterest income	30,153	30,985
Noninterest expenses:
Salaries and benefits	58,298	52,660
Occupancy expenses	6,883	7,315
Furniture and equipment expenses	3,597	3,968
Technology and data processing	7,796	6,904
Professional services	4,090	4,960
Marketing and advertising expense	2,163	2,044
FDIC assessment premiums and other insurance	2,485	2,307
Other taxes	4,499	4,436
Loan-related expenses	1,776	1,877
Amortization of intangible assets	3,039	3,730
Loss on debt extinguishment	—	14,695
Other expenses	10,695	7,041
Total noninterest expenses	105,321	111,937
Income from continuing operations before income taxes	52,963	67,570
Income tax expense	9,273	11,381
Net income	43,690	56,189
Dividends on preferred stock	2,967	2,967
Net income available to common shareholders	$40,723	$53,222

Basic earnings per common share	$0.54	$0.67
Diluted earnings per common share	$0.54	$0.67
Dividends declared per common share	$0.28	$0.25
Basic weighted average number of common shares outstanding	75,544,644	78,863,468
Diluted weighted average number of common shares outstanding	75,556,127	78,884,235

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$43,690	$56,189
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $6,197 and $380 for the three months ended March 31, 2022 and 2021, respectively)	(23,313)	(1,428)
Reclassification adjustment for gains included in net income (net of tax, $0 and $12 for the three months ended March 31, 2022 and 2021, respectively) (1)	—	(47)
AFS securities:
Unrealized holding losses arising during period (net of tax, $49,700 and $8,806 for the three months ended March 31, 2022 and 2021, respectively)	(186,967)	(33,125)
Reclassification adjustment for gains included in net income (net of tax, $0 and $16 for the three months ended March 31, 2022 and 2021, respectively) (2)	—	(62)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $1 and $1 for the three months ended March 31, 2022 and 2021, respectively) (3)	(5)	(5)
Bank owned life insurance:
Reclassification adjustment for losses included in net income (4)	167	153
Other comprehensive loss	(210,118)	(34,514)
Comprehensive (loss) income	$(166,428)	$21,675

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2021	$100,101	$173	$1,807,368	$783,794	$18,635	$2,710,071
Net Income				43,690		43,690
Other comprehensive loss (net of taxes of $49,701)					(210,118)	(210,118)
Dividends on common stock ($0.28 per share)				(21,163)		(21,163)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Stock purchased under stock repurchase plan (629,691 shares)	(837)		(24,181)			(25,018)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (291,723 shares)	387		1,044			1,431
Stock-based compensation expense			2,409			2,409
Balance - March 31, 2022	$99,651	$173	$1,786,640	$803,354	$(191,483)	$2,498,335

Balance - December 31, 2020	$104,169	$173	$1,917,081	$616,052	$71,015	$2,708,490
Net Income				56,189		56,189
Other comprehensive loss (net of taxes of $8,835)					(34,514)	(34,514)
Dividends on common stock ($0.25 per share)				(19,700)		(19,700)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (243,884 shares)	324		(289)			35
Stock-based compensation expense			2,199			2,199
Balance- March 31, 2021	$104,493	$173	$1,918,991	$649,574	$36,501	$2,709,732

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands)

	2022	2021
Operating activities:
Net income	$43,690	$56,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	3,599	3,969
Writedown of ROU assets and equipment	4,570	1,065
Amortization, net	8,619	7,904
Amortization (accretion) related to acquisitions, net	875	(532)
Provision for credit losses	2,800	(13,624)
Gains on securities transactions, net	—	(78)
BOLI income	(2,697)	(2,265)
Originations and purchases of loans held for sale	(91,957)	(185,885)
Proceeds from sales of loans held for sale	91,434	231,250
Gains on sales of foreclosed properties and former bank premises, net	—	(706)
Losses on debt extinguishment	—	14,695
Stock-based compensation expenses	2,409	2,199
Issuance of common stock for services	217	—
Net decrease in other assets	46,434	42,567
Net increase (decrease) in other liabilities	1,454	(72,375)
Net cash provided by operating activities	111,447	84,373
Investing activities:
Purchases of AFS securities, restricted stock, and other investments	(62,773)	(355,992)
Purchases of HTM securities	(130,533)	—
Proceeds from sales of AFS securities and restricted stock	—	45,436
Proceeds from maturities, calls and paydowns of AFS securities	109,974	124,053
Proceeds from maturities, calls and paydowns of HTM securities	550	432
Net increase in loans held for investment	(258,502)	(250,762)
Net increase in premises and equipment	(797)	(3,520)
Proceeds from BOLI settlements	2,068	556
Proceeds from sales of foreclosed properties and former bank premises	—	2,431
Net cash used in investing activities	(340,013)	(437,366)
Financing activities:
Net increase in noninterest-bearing deposits	162,739	697,696
Net decrease in interest-bearing deposits	(289,594)	(122,424)
Net decrease in short-term borrowings	(2,843)	(77,366)
Repayments of long-term debt	—	(214,695)
Cash dividends paid - common stock	(21,163)	(19,700)
Cash dividends paid - preferred stock	(2,967)	(2,967)
Repurchase of common stock	(25,018)	—
Issuance of common stock	3,804	2,183
Vesting of restricted stock, net of shares held for taxes	(2,590)	(2,148)
Net cash (used in) provided by financing activities	(177,632)	260,579
Decrease in cash and cash equivalents	(406,198)	(92,414)
Cash, cash equivalents and restricted cash at beginning of the period	802,501	493,294
Cash, cash equivalents and restricted cash at end of the period	$396,303	$400,880

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands)

	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$5,393	$11,502

Supplemental schedule of noncash investing and financing activities
Transfers from bank premises to OREO	—	1,425

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 114 branches and approximately 130 ATMs located throughout Virginia, and in portions of Maryland and North Carolina as of March 31, 2022. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Dixon, Hubard, Feinour & Brown, Inc., which provides investment advisory services; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

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

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2021 Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

Adoption of New Accounting Standards

In March 2020, the FASB issued Topic 848. This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform associated with the LIBOR transition. LIBOR and other interbank offered rates are widely used benchmark or reference rates that have been used in the valuation of loans, derivatives, and other financial contracts. Topic 848 provides optional expedients and exceptions, subject to meeting certain criteria, for applying current GAAP to contract modifications and hedging relationships, for contracts that reference LIBOR or other reference rates expected to be discontinued. Topic 848 is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective as of March 12, 2020 through December 31, 2022 and can be adopted at an instrument level. As of March 31, 2021, the Company utilized the expedient to assert probability of the hedged interest, regardless of any expected modification in terms related to reference rate reform for the newly executed cash flow hedges. The Company expects to incorporate other components of Topic 848 at a later date. This amendment does not have a material impact on the consolidated financial statements.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash, cash due from banks, interest-bearing deposits in other banks, short-term money market investments, other interest-bearing deposits, and federal funds sold.

Restricted cash is disclosed in Note 7 “Commitments and Contingencies” in Part I, Item I of this Quarterly Report and is comprised of cash maintained at various correspondent banks as collateral for the Company’s derivative portfolio and is included in interest-bearing deposits in other banks in the Company’s Consolidated Balance Sheets. In addition, the Company is required to maintain reserve balances with the FRB based on the type and amount of deposits; however, on March 15, 2020 the Federal Reserve announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020 due to economic conditions, which eliminated the reserve requirement for all depository institutions. The reserve requirement is still at zero percent as of March 31, 2022.

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ALLL, as well as the ACL reserve for securities. Accrued interest receivable totaled $42.5 million and $43.3 million on LHFI, $6.2 million and $7.0 million on HTM securities, and $13.8 million and $14.5 million on AFS securities at March 31, 2022 and December 31, 2021, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. The Company’s policy is to write off accrued interest receivable through reversal of interest income when it becomes probable the Company will not be able to collect the accrued interest. For the quarters ended March 31, 2022 and March 30, 2021, accrued interest receivable write offs were not material to the Company’s consolidated financial statements.

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

2. SECURITIES

Available for Sale

The Company’s AFS investment portfolio is generally highly-rated or agency backed. All AFS securities were current with no securities past due or on non-accrual as of March 31, 2022 and December 31, 2021.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of March 31, 2022 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2022
U.S. government and agency securities	$72,068	$—	$(4,029)	$68,039
Obligations of states and political subdivisions	967,219	8,336	(87,255)	888,300
Corporate and other bonds (1)	185,884	802	(2,763)	183,923
Commercial MBS
Agency	342,966	978	(15,592)	328,352
Non-agency	108,462	—	(2,323)	106,139
Total commercial MBS	451,428	978	(17,915)	434,491
Residential MBS
Agency	1,634,860	2,401	(103,848)	1,533,413
Non-agency	86,876	6	(3,413)	83,469
Total residential MBS	1,721,736	2,407	(107,261)	1,616,882
Other securities	1,645	—	—	1,645
Total AFS securities	$3,399,980	$12,523	$(219,223)	$3,193,280

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

(1) Other bonds include asset-backed securities

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses for which an ACL has not been recorded at March 31, 2022 and December 31, 2021 and that are not deemed to be impaired as of those dates. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2022
U.S. government and agency securities	$64,366	$(3,972)	$3,604	$(57)	$67,970	$(4,029)
Obligations of states and political subdivisions	533,491	(79,311)	31,225	(7,944)	564,716	(87,255)
Corporate and other bonds(1)	112,253	(2,763)	—	—	112,253	(2,763)
Commercial MBS
Agency	175,651	(11,545)	40,654	(4,047)	216,305	(15,592)
Non-agency	87,127	(1,526)	19,013	(797)	106,140	(2,323)
Total commercial MBS	262,778	(13,071)	59,667	(4,844)	322,445	(17,915)
Residential MBS
Agency	1,016,786	(71,954)	333,594	(31,894)	1,350,380	(103,848)
Non-agency	63,140	(2,550)	12,162	(863)	75,302	(3,413)
Total residential MBS	1,079,926	(74,504)	345,756	(32,757)	1,425,682	(107,261)
Total AFS securities	$2,052,814	$(173,621)	$440,252	$(45,602)	$2,493,066	$(219,223)

December 31, 2021
U.S. government and agency securities	$64,474	$(115)	$3,900	$(45)	$68,374	$(160)
Obligations of states and political subdivisions	249,701	(2,020)	2,123	(53)	251,824	(2,073)
Corporate and other bonds(1)	21,134	(177)	703	(1)	21,837	(178)
Commercial MBS
Agency	175,588	(4,053)	3,172	(162)	178,760	(4,215)
Non-agency	33,759	(313)	11,029	(108)	44,788	(421)
Total commercial MBS	209,347	(4,366)	14,201	(270)	223,548	(4,636)
Residential MBS
Agency	1,140,701	(21,147)	106,104	(3,190)	1,246,805	(24,337)
Non-agency	48,392	(584)	12,716	(364)	61,108	(948)
Total residential MBS	1,189,093	(21,731)	118,820	(3,554)	1,307,913	(25,285)
Total AFS securities	$1,733,749	$(28,409)	$139,747	$(3,923)	$1,873,496	$(32,332)

(1) Other bonds include asset-backed securities

As of March 31, 2022, there were $440.3 million AFS securities, comprised of 106 individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of approximately $45.6 million. As of December 31, 2021, there were $139.7 million AFS securities, comprised of 33 individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $3.9 million.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at March 31, 2022 and December 31, 2021 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s MBS are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% SSFA rating.

The following table presents the amortized cost and estimated fair value of AFS securities as of March 31, 2022 and December 31, 2021, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$23,826	$23,702	$18,247	$18,317
Due after one year through five years	179,752	179,192	180,080	183,981
Due after five years through ten years	344,061	335,913	324,615	331,215
Due after ten years	2,852,341	2,654,473	2,925,842	2,948,137
Total AFS securities	$3,399,980	$3,193,280	$3,448,784	$3,481,650

Refer to Note 7 "Commitments and Contingencies" in Part I, Item I of this Quarterly Report for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of March 31, 2022 and December 31, 2021.

Held to Maturity

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. The Company’s HTM securities were all current, with no securities past due or on non-accrual at March 31, 2022 and December 31, 2021.

The Company reports HTM securities on the Company’s Consolidated Balance Sheets at carrying value. Carrying value is amortized cost, which includes any unamortized unrealized gains and losses recognized in AOCI prior to reclassifying the securities from AFS securities to HTM securities. Investment securities transferred into the HTM category from the AFS category are recorded at fair value at the date of transfer. The unrealized holding gains or losses at the date of transfer are retained in AOCI and in the carrying value of the HTM securities. Such unrealized gains or losses are accreted over the remaining life of the security with no impact on future net income.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of March 31, 2022 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
March 31, 2022
U.S. government and agency securities	$2,483	$—	$(74)	$2,409
Obligations of states and political subdivisions	684,294	24,828	(17,616)	691,506
Commercial MBS
Agency	31,221	—	(1,697)	29,524
Total commercial MBS	31,221	—	(1,697)	29,524
Residential MBS
Agency	38,874	—	(2,136)	36,738
Total residential MBS	38,874	—	(2,136)	36,738
Total held-to-maturity securities	$756,872	$24,828	$(21,523)	$760,177

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

Credit Quality Indicators & Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. The Company’s HTM securities ACL was immaterial at March 31, 2022 and December 31, 2021. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s only HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of March 31, 2022 and December 31, 2021 by security type and credit rating (dollars in thousands):

	U.S. Government and Agency	Obligations of states and political	Mortgage-backed	Total HTM
	securities	subdivisions	securities	securities
March 31, 2022
Credit Rating:
AAA/AA/A	$—	$684,294	$—	$684,294
Not Rated - Agency(1)	2,483	—	70,095	72,578
Total	$2,483	$684,294	$70,095	$756,872
December 31, 2021
Credit Rating:
AAA/AA/A	$—	$620,873	$—	$620,873
Not Rated - Agency(1)	2,604	—	4,523	7,127
Total	$2,604	$620,873	$4,523	$628,000

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies

The following table presents the amortized cost and estimated fair value of HTM securities as of March 31, 2022 and December 31, 2021, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$5,061	$5,018	$3,034	$3,027
Due after one year through five years	10,381	10,827	5,852	6,065
Due after five years through ten years	15,877	16,537	14,019	15,984
Due after ten years	725,553	727,795	605,095	668,698
Total HTM securities	$756,872	$760,177	$628,000	$693,774

Refer to Note 7 "Commitments and Contingencies" in Part I, Item I of this Quarterly Report for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of March 31, 2022 and December 31, 2021.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the FRB and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. Restricted stock consists of FRB stock in the amount of $67.0 million for March 31, 2022 and December 31, 2021 and FHLB stock in the amount of $10.0 million and $9.8 million as of March 31, 2022 and December 31, 2021, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Realized gains (losses)(1):
Gross realized gains	$—	$138
Gross realized losses	—	(60)
Net realized gains	$—	$78

Proceeds from sales of securities	$—	$45,436

(1) Includes gains (losses) on sales and calls of securities

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The information included below reflects the impact of the CARES Act, as amended by the CAA, and the Joint Guidance. See Note 1 “Summary of Significant Accounting Policies” in the Company’s 2021 Form 10-K for information about COVID-19 and related legislative and regulatory developments.

The Company’s loans are stated at their face amount, net of deferred fees and costs, and consist of the following at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Construction and Land Development	$969,059	$862,236
Commercial Real Estate - Owner Occupied	2,007,671	1,995,409
Commercial Real Estate - Non-Owner Occupied	3,875,681	3,789,377
Multifamily Real Estate	723,940	778,626
Commercial & Industrial(1)	2,540,680	2,542,243
Residential 1-4 Family - Commercial	569,801	607,337
Residential 1-4 Family - Consumer	824,163	816,524
Residential 1-4 Family - Revolving	568,403	560,796
Auto	499,855	461,052
Consumer	171,875	176,992
Other Commercial(2)	708,221	605,251
Total LHFI, net of deferred fees and costs(3)	13,459,349	13,195,843
Allowance for loan and lease losses	(102,591)	(99,787)
Total LHFI, net	$13,356,758	$13,096,056

(1) Commercial & industrial loans include approximately $66.3 million and $145.3 million in loans from the PPP at March 31, 2022 and December 31, 2021, respectively.

(2) Other commercial loans include approximately $1.1 million and $5.1 million in loans from the PPP at March 31, 2022 and December 31, 2021, respectively.

(3) Total loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $44.0 million and $49.3 million as of March 31, 2022 and December 31, 2021, respectively.

The following table shows the aging of the Company’s loan portfolio, by class, at March 31, 2022 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$968,019	$170	$—	$1	$869	$969,059
Commercial Real Estate - Owner Occupied	1,995,329	5,081	—	2,396	4,865	2,007,671
Commercial Real Estate - Non-Owner Occupied	3,870,357	79	223	1,735	3,287	3,875,681
Multifamily Real Estate	723,816	124	—	—	—	723,940
Commercial & Industrial	2,535,815	1,382	745	763	1,975	2,540,680
Residential 1-4 Family - Commercial	565,606	827	251	878	2,239	569,801
Residential 1-4 Family - Consumer	804,069	5,890	1,018	1,147	12,039	824,163
Residential 1-4 Family - Revolving	562,159	1,157	651	1,065	3,371	568,403
Auto	497,639	1,508	183	192	333	499,855
Consumer	171,083	467	201	70	54	171,875
Other Commercial	706,856	1,270	95	—	—	708,221
Total LHFI	$13,400,748	$17,955	$3,367	$8,247	$29,032	$13,459,349
% of total loans	99.56%	0.13%	0.03%	0.06%	0.22%	100.00%

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2021 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$857,883	$1,357	$—	$299	$2,697	$862,236
Commercial Real Estate - Owner Occupied	1,987,133	1,230	152	1,257	5,637	1,995,409
Commercial Real Estate - Non-Owner Occupied	3,783,211	1,965	127	433	3,641	3,789,377
Multifamily Real Estate	778,429	84	—	—	113	778,626
Commercial & Industrial	2,536,100	1,161	1,438	1,897	1,647	2,542,243
Residential 1-4 Family - Commercial	601,946	1,844	272	990	2,285	607,337
Residential 1-4 Family - Consumer	795,821	3,368	2,925	3,013	11,397	816,524
Residential 1-4 Family - Revolving	554,652	1,493	363	882	3,406	560,796
Auto	458,473	1,866	249	241	223	461,052
Consumer	175,943	689	186	120	54	176,992
Other Commercial	605,214	37	—	—	—	605,251
Total LHFI	$13,134,805	$15,094	$5,712	$9,132	$31,100	$13,195,843
% of total loans	99.54%	0.11%	0.04%	0.07%	0.24%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of December 31, 2021, as well as amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of March 31, 2022 (dollars in thousands):

	Nonaccrual
	December 31, 2021	March 31, 2022	Nonaccrual With No ALLL	90 Days Past due and still Accruing
Construction and Land Development	$2,697	$869	$—	$1
Commercial Real Estate - Owner Occupied	5,637	4,865	970	2,396
Commercial Real Estate - Non-Owner Occupied	3,641	3,287	1,089	1,735
Multifamily Real Estate	113	—	—	—
Commercial & Industrial	1,647	1,975	1	763
Residential 1-4 Family - Commercial	2,285	2,239	—	878
Residential 1-4 Family - Consumer	11,397	12,039	1	1,147
Residential 1-4 Family - Revolving	3,406	3,371	—	1,065
Auto	223	333	—	192
Consumer	54	54	—	70
Total LHFI	$31,100	$29,032	$2,061	$8,247

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

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2022 and 2021. See Note 1 “Summary of Significant Accounting Policies” in the Company’s 2021 Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Debt Restructurings

As of March 31, 2022, the Company has TDRs totaling $19.7 million with an estimated $724,000 of allowance for those loans. As of December 31, 2021, the Company had TDRs totaling $18.0 million with an estimated $859,000 of allowance for those loans.

A TDR occurs when a lender, for economic or legal reasons, grants a concession to the borrower related to the borrower’s financial difficulties, that it would not otherwise consider. All loans that are considered to be TDRs are evaluated for credit losses in accordance with the Company’s ALLL methodology. For the three months ended March 31, 2022 and March 31, 2021, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by class, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022			December 31, 2021
	No. of	Recorded	Outstanding	No. of	Recorded	Outstanding
	Loans	Investment	Commitment	Loans	Investment	Commitment
Performing
Construction and Land Development	4	$198	$—	4	$201	$—
Commercial Real Estate - Owner Occupied	2	1,020	—	3	572	—
Residential 1-4 Family - Commercial	2	1,589	—	—	—	—
Residential 1-4 Family - Consumer	76	8,839	—	75	9,021	—
Residential 1-4 Family - Revolving	3	263	4	3	265	4
Consumer	2	14	—	2	15	—
Other Commercial	1	234	—	1	239	—
Total performing	90	$12,157	$4	88	$10,313	$4
Nonperforming
Commercial Real Estate - Owner Occupied	1	$17	$—	2	$830	$—
Commercial Real Estate - Non-Owner Occupied	3	1,348	—	3	1,357	—
Commercial & Industrial	3	672	—	3	729	—
Residential 1-4 Family - Commercial	3	383	—	3	388	—
Residential 1-4 Family - Consumer	25	5,031	—	24	4,239	—
Residential 1-4 Family - Revolving	3	101	—	3	99	—
Total nonperforming	38	$7,552	$—	38	$7,642	$—
Total performing and nonperforming	128	$19,709	$4	126	$17,955	$4

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three months ended March 31, 2022 and 2021, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Residential 1-4 Family - Commercial	1	$1,334	—	$—
Total interest only at market rate of interest	1	$1,334	—	$—

Term modification, at a market rate
Commercial Real Estate - Owner Occupied	1	$778	—	$—
Residential 1-4 Family - Consumer	—	—	2	105
Total loan term extended at a market rate	1	$778	2	$105

Term modification, below market rate
Residential 1-4 Family - Commercial	1	$256	—	$—
Residential 1-4 Family - Consumer	6	862	9	472
Consumer	—	—	1	16
Total loan term extended at a below market rate	7	$1,118	10	$488

Interest rate modification, below market rate
Residential 1-4 Family - Commercial	—	$—	1	$45
Total interest only at below market rate of interest	—	$—	1	$45

Total	9	$3,230	13	$638

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following table shows the ALLL activity by loan segment for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$77,902	$21,885	$99,787	$117,403	$43,137	$160,540
Loans charged-off	(759)	(750)	(1,509)	(1,974)	(1,667)	(3,641)
Recoveries credited to allowance	726	787	1,513	1,606	863	2,469
Provision charged to operations	1,902	898	2,800	(10,603)	(5,854)	(16,457)
Balance at end of period	$79,771	$22,820	$102,591	$106,432	$36,479	$142,911

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

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of March 31, 2022 (dollars in thousands):

	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Construction and Land Development
Pass	$61,043	$485,263	$228,686	$43,377	$38,969	$46,520	$22,398	$926,256
Watch	—	552	237	10,876	126	3,151	—	14,942
Special Mention	—	—	—	—	—	658	—	658
Substandard	279	3,673	1	218	19,434	3,598	—	27,203
Total Construction and Land Development	$61,322	$489,488	$228,924	$54,471	$58,529	$53,927	$22,398	$969,059

Commercial Real Estate - Owner Occupied
Pass	$91,850	$216,755	$273,443	$311,840	$246,729	$720,355	$18,716	$1,879,688
Watch	700	182	4,012	13,611	10,452	56,869	701	86,527
Special Mention	650	—	286	9,672	607	9,337	500	21,052
Substandard	—	200	—	2,877	1,648	15,037	642	20,404
Total Commercial Real Estate - Owner Occupied	$93,200	$217,137	$277,741	$338,000	$259,436	$801,598	$20,559	$2,007,671

Commercial Real Estate - Non-Owner Occupied
Pass	$184,450	$640,903	$407,354	$519,513	$395,907	$1,488,880	$40,029	$3,677,036
Watch	—	2,152	833	25,867	20,593	50,796	13	100,254
Special Mention	310	—	10,583	18,854	20,754	9,394	—	59,895
Substandard	—	—	—	23,195	400	14,749	152	38,496
Total Commercial Real Estate - Non-Owner Occupied	$184,760	$643,055	$418,770	$587,429	$437,654	$1,563,819	$40,194	$3,875,681

Commercial & Industrial
Pass	$152,567	$654,531	$406,607	$270,464	$106,522	$167,277	$691,191	$2,449,159
Watch	373	1,166	5,951	2,556	14,315	4,014	6,583	34,958
Special Mention	—	492	1,284	7,278	481	1,008	5,493	16,036
Substandard	—	451	6,548	4,304	15,398	1,730	12,096	40,527
Total Commercial & Industrial	$152,940	$656,640	$420,390	$284,602	$136,716	$174,029	$715,363	$2,540,680

Multifamily Real Estate
Pass	$2,165	$63,181	$189,952	$65,004	$113,421	$284,473	$1,553	$719,749
Watch	—	—	—	357	454	436	—	1,247
Special Mention	—	—	2,235	618	—	91	—	2,944
Substandard	—	—	—	—	—	—	—	—
Total Multifamily Real Estate	$2,165	$63,181	$192,187	$65,979	$113,875	$285,000	$1,553	$723,940

Residential 1-4 Family - Commercial
Pass	$11,521	$104,567	$87,934	$58,117	$42,770	$232,124	$893	$537,926
Watch	—	—	2,033	879	7,464	7,930	117	18,423
Special Mention	—	—	96	—	429	3,440	—	3,965
Substandard	—	92	—	3,222	528	5,346	299	9,487
Total Residential 1-4 Family - Commercial	$11,521	$104,659	$90,063	$62,218	$51,191	$248,840	$1,309	$569,801

Other Commercial
Pass	$70,632	$222,540	$162,150	$118,741	$5,508	$78,886	$43,320	$701,777
Watch	—	—	—	—	567	5,548	—	6,115
Special Mention	—	—	—	—	—	—	95	95
Substandard	—	—	—	—	—	234	—	234
Total Other Commercial	$70,632	$222,540	$162,150	$118,741	$6,075	$84,668	$43,415	$708,221

Total Commercial
Pass	$574,228	$2,387,740	$1,756,126	$1,387,056	$949,826	$3,018,515	$818,100	$10,891,591
Watch	1,073	4,052	13,066	54,146	53,971	128,744	7,414	262,466
Special Mention	960	492	14,484	36,422	22,271	23,928	6,088	104,645
Substandard	279	4,416	6,549	33,816	37,408	40,694	13,189	136,351
Total Commercial	$576,540	$2,396,700	$1,790,225	$1,511,440	$1,063,476	$3,211,881	$844,791	$11,395,053

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of December 31, 2021 (dollars in thousands):

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Construction and Land Development
Pass	$430,764	$218,672	$39,937	$40,128	$11,299	$50,908	$22,996	$814,704
Watch	395	185	12,923	129	349	4,026	—	18,007
Special Mention	—	—	—	—	—	735	—	735
Substandard	3,541	1	221	19,264	198	5,565	—	28,790
Total Construction and Land Development	$434,700	$218,858	$53,081	$59,521	$11,846	$61,234	$22,996	$862,236

Commercial Real Estate - Owner Occupied
Pass	$222,079	$279,165	$321,503	$263,422	$179,994	$555,540	$19,705	$1,841,408
Watch	185	18	7,959	10,875	14,648	57,466	702	91,853
Special Mention	—	932	11,826	610	1,052	19,480	507	34,407
Substandard	200	153	7,455	2,538	1,935	14,834	626	27,741
Total Commercial Real Estate - Owner Occupied	$222,464	$280,268	$348,743	$277,445	$197,629	$647,320	$21,540	$1,995,409

Commercial Real Estate - Non-Owner Occupied
Pass	$642,386	$421,063	$520,035	$377,176	$374,949	$1,102,193	$36,568	$3,474,370
Watch	2,152	841	35,721	39,356	18,242	101,797	14	198,123
Special Mention	—	10,609	25,691	20,119	12,741	4,775	—	73,935
Substandard	—	—	23,376	11,369	—	7,952	252	42,949
Total Commercial Real Estate - Non-Owner Occupied	$644,538	$432,513	$604,823	$448,020	$405,932	$1,216,717	$36,834	$3,789,377

Commercial & Industrial
Pass	$770,662	$450,478	$287,926	$110,710	$38,395	$170,857	$619,583	$2,448,611
Watch	1,233	9,641	2,766	31,635	1,370	4,405	17,220	68,270
Special Mention	206	935	8,477	1,023	564	561	3,249	15,015
Substandard	379	575	3,636	1,965	463	1,639	1,690	10,347
Total Commercial & Industrial	$772,480	$461,629	$302,805	$145,333	$40,792	$177,462	$641,742	$2,542,243

Multifamily Real Estate
Pass	$63,431	$187,616	$108,402	$114,077	$66,562	$228,013	$1,548	$769,649
Watch	—	—	359	459	—	522	—	1,340
Special Mention	44	2,248	624	4,517	—	91	—	7,524
Substandard	—	—	—	—	—	113	—	113
Total Multifamily Real Estate	$63,475	$189,864	$109,385	$119,053	$66,562	$228,739	$1,548	$778,626

Residential 1-4 Family - Commercial
Pass	$108,259	$94,184	$65,682	$46,267	$55,995	$196,052	$550	$566,989
Watch	—	2,041	4,887	7,483	2,415	7,573	311	24,710
Special Mention	—	96	—	436	391	4,126	—	5,049
Substandard	93	—	3,494	536	1,291	4,876	299	10,589
Total Residential 1-4 Family - Commercial	$108,352	$96,321	$74,063	$54,722	$60,092	$212,627	$1,160	$607,337

Other Commercial
Pass	$226,595	$167,497	$98,848	$5,620	$25,723	$44,114	$30,445	$598,842
Watch	—	—	—	581	1,246	4,341	—	6,168
Special Mention	—	—	—	—	2	—	—	2
Substandard	—	—	—	—	—	239	—	239
Total Other Commercial	$226,595	$167,497	$98,848	$6,201	$26,971	$48,694	$30,445	$605,251

Total Commercial
Pass	$2,464,176	$1,818,675	$1,442,333	$957,400	$752,917	$2,347,677	$731,395	$10,514,573
Watch	3,965	12,726	64,615	90,518	38,270	180,130	18,247	408,471
Special Mention	250	14,820	46,618	26,705	14,750	29,768	3,756	136,667
Substandard	4,213	729	38,182	35,672	3,887	35,218	2,867	120,768
Total Commercial	$2,472,604	$1,846,950	$1,591,748	$1,110,295	$809,824	$2,592,793	$756,265	$11,180,479

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of March 31, 2022 (dollars in thousands):

	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Residential 1-4 Family - Consumer
Current	$54,254	$245,445	$167,608	$42,408	$26,370	$267,973	$11	$804,069
30-59 Days Past Due	—	—	972	289	752	3,877	—	5,890
60-89 Days Past Due	—	—	249	66	—	703	—	1,018
90+ Days Past Due	—	—	—	45	—	1,102	—	1,147
Nonaccrual	—	436	—	113	870	10,620	—	12,039
Total Residential 1-4 Family - Consumer	$54,254	$245,881	$168,829	$42,921	$27,992	$284,275	$11	$824,163

Residential 1-4 Family - Revolving
Current	$30,547	$16,011	$8,979	$1,869	$916	$482	$503,355	$562,159
30-59 Days Past Due	—	—	—	—	—	—	1,157	1,157
60-89 Days Past Due	—	—	—	—	—	—	651	651
90+ Days Past Due	—	—	—	—	—	—	1,065	1,065
Nonaccrual	—	—	61	—	17	—	3,293	3,371
Total Residential 1-4 Family - Revolving	$30,547	$16,011	$9,040	$1,869	$933	$482	$509,521	$568,403

Auto
Current	$75,173	$201,289	$111,697	$64,359	$27,115	$18,006	$—	$497,639
30-59 Days Past Due	96	371	288	256	160	337	—	1,508
60-89 Days Past Due	—	—	54	107	15	7	—	183
90+ Days Past Due	—	47	40	40	36	29	—	192
Nonaccrual	—	55	163	43	24	48	—	333
Total Auto	$75,269	$201,762	$112,242	$64,805	$27,350	$18,427	$—	$499,855

Consumer
Current	$14,212	$21,042	$14,440	$33,778	$26,135	$25,747	$35,729	$171,083
30-59 Days Past Due	—	21	56	115	113	150	12	467
60-89 Days Past Due	—	3	15	48	106	29	—	201
90+ Days Past Due	—	3	—	10	40	—	17	70
Nonaccrual	—	—	—	—	—	54	—	54
Total Consumer	$14,212	$21,069	$14,511	$33,951	$26,394	$25,980	$35,758	$171,875

Total Consumer
Current	$174,186	$483,787	$302,724	$142,414	$80,536	$312,208	$539,095	$2,034,950
30-59 Days Past Due	96	392	1,316	660	1,025	4,364	1,169	9,022
60-89 Days Past Due	—	3	318	221	121	739	651	2,053
90+ Days Past Due	—	50	40	95	76	1,131	1,082	2,474
Nonaccrual	—	491	224	156	911	10,722	3,293	15,797
Total Consumer	$174,282	$484,723	$304,622	$143,546	$82,669	$329,164	$545,290	$2,064,296

The Company did not have any material revolving loans convert to term during the three months ended March 31, 2022.

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

The Company did not have any material revolving loans convert to term during the year ended December 31, 2021.

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

The Company analyzed its intangible assets at March 31, 2022 and concluded no impairment existed as of the balance sheet date. Amortization expense of intangibles for the three months ended March 31, 2022 and 2021 totaled $3.0 million and $3.7 million, respectively.

As of March 31, 2022, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining nine months of 2022	$8,452
2023	9,687
2024	7,820
2025	6,221
2026	4,420
Thereafter	3,673
Total estimated amortization expense	$40,273

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

At lease inception the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In certain cases, the Company obtains lessee-provided residual value guarantees and third-party RVI to reduce its residual asset risk. At March 31, 2022 and December 31, 2021, the carrying value of residual assets covered by residual value guarantees and RVI was $23.8 million and $23.0 million, respectively.

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

Total net investment in sales-type and direct financing leases consists of the following (dollars in thousands):

	March 31, 2022	December 31, 2021
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$196,601	$199,423
Unguaranteed residual values, net of unearned income and deferred selling profit	8,840	8,911
Total net investment in sales-type and direct financing leases	$205,441	$208,334

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

Lessee arrangements with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The ROU assets and lease liabilities associated with operating and finance leases greater than 12 months are recorded in the Company’s Consolidated Balance Sheets; ROU assets within “Other assets” and lease liabilities within “Other liabilities”. ROU assets represent the Company’s right to use an underlying asset over the course of the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The initial measurement of lease liabilities and ROU assets are the same for operating and finance leases. Lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments, discounted using the incremental borrowing rate. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets are recognized at commencement date based on the initial measurement of the lease liability, any lease payments made excluding lease incentives, and any initial direct costs incurred. Most of the Company’s operating leases include one or more options to renew and if the Company is reasonably certain to exercise those options, it would be included in the measurement of the operating ROU assets and lease liabilities.

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

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information (dollars in thousands):

	March 31, 2022		December 31, 2021
	Operating	Finance	Operating	Finance
ROU assets	$35,237	$6,277	$40,653	$6,506
Lease liabilities	48,304	9,183	50,742	9,477
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	6.62	6.83	6.75	7.08
Weighted-average discount rate (1)	2.58%	1.17%	2.57%	1.17%

(1)An incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$27	$30
Operating Cash Flows from Operating Leases	2,891	3,015
Financing Cash Flows from Finance Leases	294	283
ROU assets obtained in exchange for lease obligations:
Operating leases	$143	$1,820

	Three months ended March 31,
	2022	2021
Net Operating Lease Cost	$2,309	$2,541
Finance Lease Cost:
Amortization of right-of-use assets	230	230
Interest on lease liabilities	27	30
Total Lease Cost	$2,566	$2,801

The maturities of lessor and lessee arrangements outstanding at March 31, 2022 are presented in the table below (dollars in thousands):

	March 31, 2022
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining nine months of 2022	$37,728	$8,515	$971
2023	47,004	10,400	1,325
2024	45,782	9,274	1,358
2025	33,791	7,017	1,392
2026	18,920	4,494	1,427
Thereafter	30,846	13,326	3,088
Total undiscounted cash flows	214,071	53,026	9,561
Less: Adjustments (1)	17,470	4,722	378
Total (2)	$196,601	$48,304	$9,183

(1) Lessor – unearned income and unearned guaranteed residual value; Lessee – imputed interest

(2) Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements

6. BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold, advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit.

Total short-term borrowings consist of the following as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31,	December 31,
	2022	2021
Securities sold under agreements to repurchase	$115,027	$117,870
Federal Funds Purchased	—	—
FHLB Advances	—	—
Total short-term borrowings	$115,027	$117,870

Average outstanding balance during the period	$113,500	$113,030
Average interest rate during the period	0.08%	0.10%
Average interest rate at end of period	0.09%	0.07%

The Bank maintains federal funds lines with several correspondent banks, the available balance was $997.0 million at both March 31, 2022 and December 31, 2021. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both March 31, 2022 and December 31, 2021. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is in compliance with these covenants as of March 31, 2022 and December 31, 2021. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $6.0 billion at both March 31, 2022 and December 31, 2021.

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

In connection with several previous bank acquisitions, the Company issued $58.5 million and acquired $87.0 million of trust preferred capital notes. Most recently, in connection with the acquisition of Access on February 1, 2019, the Company acquired additional trust preferred capital notes totaling $5.0 million. The remaining fair value discount on all acquired trust preferred capital notes was $13.1 million and $13.3 million at March 31, 2022 and December 31, 2021, respectively.

Total long-term borrowings consist of the following as of March 31, 2022 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	3.71%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	2.36%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	3.69%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	4.06%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	4.06%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	3.61%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	2.46%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	2.51%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	3.81%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt(3)(4)
2031 Subordinated Debt	250,000	-%	2.875%	12/15/2031
Total Subordinated Debt(5)	$250,000
Fair Value Discount(6)	(16,154)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$389,005

(1) Rate as of March 31, 2022. Calculated using non-rounded numbers.

(2) The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other assets" on the Company’s Consolidated Balance Sheets.

(3) The remaining issuance discount as of March 31, 2022 is $3.0 million.

(4) Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.

(5) Fixed-to-floating rate notes. On December 15, 2026, the interest rate changes to a floating rate of the then current Three-Month Term SOFR plus a spread of 186 bps through its maturity date. The notes may be redeemed before maturity on or after December 15, 2026.

(6) Remaining discounts of $13.1 million and $3.0 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

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

(5) Fixed-to-floating rate notes. On December 15, 2026, the interest changes to a floating rate of the then current Three-Month Term SOFR plus a spread of 186 bps through its maturity date. The notes may be redeemed before maturity on or after December 15, 2026.

(6) Remaining discounts of $13.3 million and $3.1 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of March 31, 2022, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
For the remaining nine months of 2022	$—	$—	$(858)	$(858)
2023	—	—	(1,162)	(1,162)
2024	—	—	(1,187)	(1,187)
2025	—	—	(1,211)	(1,211)
2026	—	—	(1,236)	(1,236)
Thereafter	155,159	250,000	(10,500)	394,659
Total long-term borrowings	$155,159	$250,000	$(16,154)	$389,005

(1) Includes discount on issued subordinated notes.

7. COMMITMENTS AND CONTINGENCIES

Litigation Matters

In the ordinary course of its operations, the Company and its subsidiaries are involved in various legal and regulatory proceedings. The amount, if any, of the ultimate liability with respect to such matters cannot be determined. Despite the uncertainties of such litigation and investigations, and based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings in the aggregate will not have a material adverse effect on the business, financial condition, or results of operations of the Company, subject to the potential outcomes of disclosed matters. There have been no material changes with respect to the Company’s previously disclosed proceedings.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss and funding information, current and future economic conditions, risk ratings, and past due status among other factors in the consideration of expected credit losses in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold. At both March 31, 2022 and December 31, 2021, the Company’s RUC and indemnification reserve was $8.4 million.

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

The following table presents the balances of commitments and contingencies as of the following dates (dollars in thousands):

	March 31, 2022	December 31, 2021
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$6,140,109	$5,825,557
Letters of credit	159,740	152,506
Total commitments with off-balance sheet risk	$6,299,849	$5,978,063
(1) Includes unfunded overdraft protection.

As of March 31, 2022, the Company had approximately $218.8 million in deposits in other financial institutions of which $147.4 million served as collateral for cash flow and loan swap derivatives. As of December 31, 2021, the Company had approximately $187.4 million in deposits in other financial institutions of which $82.3 million served as collateral for the Company’s derivative interest rate contracts. The Company had approximately $67.9 million and $102.0 million in deposits in other financial institutions that were uninsured at March 31, 2022 and December 31, 2021, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate contracts to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. For the OTC derivatives cleared with the central clearinghouses, the variation margin is treated as a settlement of the related derivatives fair values. Refer to Note 8 “Derivatives” in Part I, Item I of this Quarterly Report for additional information.

The Company pledges collateral to secure various financing and other activities that occur during the normal course of business as part of the liquidity management strategy. The following tables present the types of collateral pledged at March 31, 2022 and December 31, 2021 (dollars in thousands):

	Pledged Assets as of March 31, 2022
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$619,431	$527,412	$—	$1,146,843
Repurchase agreements	—	116,260	—	—	116,260
FHLB advances	—	40,919	—	2,966,527	3,007,446
Derivatives	147,411	61,255	—	—	208,666
Fed Funds	—	—	—	424,875	424,875
Other purposes	—	19,018	915	—	19,933
Total pledged assets	$147,411	$856,883	$528,327	$3,391,402	$4,924,023

	Pledged Assets as of December 31, 2021
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$703,489	$472,243	$—	$1,175,732
Repurchase agreements	—	130,217	—	—	130,217
FHLB advances	—	43,722	—	4,263,259	4,306,981
Derivatives	82,299	65,053	—	—	147,352
Fed Funds	—	—	—	392,067	392,067
Other purposes	—	22,003	985	—	22,988
Total pledged assets	$82,299	$964,484	$473,228	$4,655,326	$6,175,337

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

At March 31, 2022 and December 31, 2021, the Company had interest rate swaps designated and qualifying as cash flow hedges of the Company’s forecasted variable interest receipts on variable rate loans due to changes in the interest rate with a notional amount of $500 million. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.

Fair Value Hedges

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At March 31, 2022 and December 31, 2021, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $87.4 million and $88.6 million, respectively, and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $4.3 million and an unrealized loss of $620,000, respectively.

AFS Securities: The Company has entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate AFS securities. At March 31, 2022 and December 31, 2021, the aggregate notional amount of the related hedged items of the AFS securities totaled $50.0 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized loss of $1.2 million and $4.1 million, respectively.

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

The following table summarizes key elements of the Company’s derivative instruments as of March 31, 2022 and December 31, 2021, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	March 31, 2022			December 31, 2021
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$500,000	$—	$—	$500,000	$—	$—
Fair value hedges	137,410	597	1,397	138,606	—	5,387
Derivatives not designated as accounting hedges:
Interest rate contracts (3)	5,324,908	23,506	90,632	5,017,574	73,696	49,051

(1) Notional amounts are not recorded on the Company’s Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.

(2) Balances represent fair value of derivative financial instruments.

(3) The Company’s cleared derivatives are classified as a single-unit of accounting, resulting in the fair value of the designated swap being reduced by the variation margin, which is treated as settlement of the related derivatives fair value for accounting purposes.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022		December 31, 2021
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$105,162	$1,154	$112,562	$4,051
Loans	87,410	(4,369)	88,606	546

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2022 and December 31, 2021, the amortized cost basis of this portfolio was $105 million and $113 million, respectively, and the cumulative basis adjustment associated with this hedge was $1.2 million and $4.1 million, respectively. The amount of the designated hedged item at March 31, 2022 and December 31, 2021 totaled $50 million.

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

Repurchase Programs

On December 10, 2021, the Company’s Board of Directors authorized a new share Repurchase Program (the “Repurchase Program”) to purchase up to $100.0 million of the Company’s common stock through December 9, 2022 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and / or Rule 10b-18 under the Exchange Act. During the quarter ended March 31, 2022, the Company repurchased an aggregate of approximately 630,000 shares (or $25.0 million), at an average price of $39.73. No shares were repurchased during the quarter ended December 31, 2021.

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the three months ended March 31, 2022 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - December 31, 2021	$22,763	$35	$(1,567)	$(2,596)	$18,635
Other comprehensive income (loss):
Other comprehensive loss before reclassification	(186,967)	—	(23,313)	—	(210,280)
Amounts reclassified from AOCI into earnings	—	(5)	—	167	162
Net current period other comprehensive income (loss)	(186,967)	(5)	(23,313)	167	(210,118)
Balance - March 31, 2022	$(164,204)	$30	$(24,880)	$(2,429)	$(191,483)

The change in AOCI for the three months ended March 31, 2021 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
Balance - December 31, 2020	$74,161	$55	$—	$(3,201)	$71,015
Cumulative effects from adoption of new accounting standard
Other comprehensive income (loss):
Other comprehensive loss before reclassification	(33,125)	—	(1,428)	—	(34,553)
Amounts reclassified from AOCI into earnings	(62)	(5)	(47)	153	39
Net current period other comprehensive income (loss)	(33,187)	(5)	(1,475)	153	(34,514)
Balance - March 31, 2021	$40,974	$50	$(1,475)	$(3,048)	$36,501

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

Derivative Instruments

As discussed in Note 8 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using BVAL derivative pricing functions. No material differences were identified during the validation as of March 31, 2022 and December 31, 2021. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of March 31, 2022 and December 31, 2021 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company primarily uses BVAL an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2022 and December 31, 2021.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value Measurements at March 31, 2022 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$60,702	$7,337	$—	$68,039
Obligations of states and political subdivisions	—	888,300	—	888,300
Corporate and other bonds(1)	—	183,923	—	183,923
MBS	—	2,051,373	—	2,051,373
Other securities	—	1,645	—	1,645
LHFS	—	21,227	—	21,227
Derivatives:
Interest rate contracts	—	23,506	—	23,506
Fair value hedges	—	597	—	597

LIABILITIES
Derivatives:
Interest rate contracts	$—	$90,632	$—	$90,632
Fair value hedges	—	1,397	—	1,397

(1) Other bonds include asset-backed securities.

	Fair Value Measurements at December 31, 2021 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$64,474	$9,375	$—	$73,849
Obligations of states and political subdivisions	—	1,008,396	—	1,008,396
Corporate and other bonds(1)	—	153,376	—	153,376
MBS	—	2,244,389	—	2,244,389
Other securities	—	1,640	—	1,640
LHFS	—	20,861	—	20,861
Derivatives:
Interest rate contracts	—	73,696	—	73,696

LIABILITIES
Derivatives:
Interest rate contracts	$—	$49,051	$—	$49,051
Fair value hedges	—	5,387	—	5,387

(1) Other bonds include asset-backed securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to foreclosed properties, former bank premises, and collateral-dependent loans that are individually assessed. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The assets for which a nonrecurring fair value measurement was recorded was $11.3 million during both the periods ended March 31, 2022 and December 31, 2021. The nonrecurring valuation adjustments for these assets did not have a material impact on the Company’s consolidated financial statements.

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

The Company primarily uses BVAL, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2022 and December 31, 2021. The Company’s Level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2022 and December 31, 2021.

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

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2022 and December 31, 2021 are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2022 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$396,303	$396,303	$—	$—	$396,303
AFS securities	3,193,280	60,702	3,132,578	—	3,193,280
HTM securities	756,872	—	753,401	6,776	760,177
Restricted stock	77,033	—	77,033	—	77,033
LHFS	21,227	—	21,227	—	21,227
Net loans	13,356,758	—	—	13,122,875	13,122,875
Derivatives:
Interest rate contracts	23,506	—	23,506	—	23,506
Fair value hedges	597	—	597	—	597
Accrued interest receivable	62,852	—	62,852	—	62,852
BOLI	434,012	—	434,012	—	434,012

LIABILITIES
Deposits	$16,484,223	$—	$16,499,674	$—	$16,499,674
Borrowings	504,032	—	488,385	—	488,385
Accrued interest payable	2,774	—	2,774	—	2,774
Derivatives:
Interest rate contracts	90,632	—	90,632	—	90,632
Fair value hedges	1,397	—	1,397	—	1,397

	Fair Value Measurements at December 31, 2021 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$802,501	$802,501	$—	$—	$802,501
AFS securities	3,481,650	64,474	3,417,176	—	3,481,650
HTM securities	628,000	—	686,733	7,041	693,774
Restricted stock	76,825	—	76,825	—	76,825
LHFS	20,861	—	20,861	—	20,861
Net loans	13,096,056	—	—	12,861,274	12,861,274
Derivatives:
Interest rate contracts	73,696	—	73,696	—	73,696
Accrued interest receivable	65,015	—	65,015	—	65,015
BOLI	431,517	—	431,517	—	431,517

LIABILITIES
Deposits	$16,611,068	$—	$16,630,087	$—	$16,630,087
Borrowings	506,594	—	488,796	—	488,796
Accrued interest payable	933	—	933	—	933
Derivatives:
Interest rate contracts	49,051	—	49,051	—	49,051
Fair value hedges	5,387	—	5,387	—	5,387

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

Noninterest income disaggregated by major source for the three months ended March 31, 2022 and 2021, consisted of the following (dollars in thousands):

	Three Months Ended
	March 31,	March 31,
	2022	2021
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$4,994	$3,081
Maintenance fees & other	2,602	2,428
Other service charges, commissions, and fees (1)	1,655	1,701
Interchange fees(1)	1,810	1,847
Fiduciary and asset management fees (1):
Trust asset management fees	3,391	2,908
Registered advisor management fees	2,660	2,327
Brokerage management fees	1,204	1,240
Mortgage banking income	3,117	8,255
Bank owned life insurance income	2,697	2,265
Loan-related interest rate swap fees	3,860	1,754
Other operating income	2,163	3,179
Total noninterest income	$30,153	$30,985

(1) Income within scope of Topic 606.

12. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

The following table presents basic and diluted EPS calculations for the three months ended March 31, 2022 and 2021 (dollars in thousands except per share data):

	Three Months Ended
	March 31,
	2022	2021
Net Income:
Net Income	$43,690	$56,189
Less: Preferred Stock Dividends	2,967	2,967
Net income available to common shareholders	$40,723	$53,222

Weighted average shares outstanding, basic	75,545	78,863
Dilutive effect of stock awards	11	21
Weighted average shares outstanding, diluted	75,556	78,884

Earnings per common share, basic	$0.54	$0.67
Earnings per common share, diluted	$0.54	$0.67

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through May 5, 2022, the date the financial statements were issued.

On May 3, 2022, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on June 1, 2022 to preferred shareholders of record as of May 17, 2022.

The Company’s Board of Directors also declared a quarterly dividend of $0.28 per share of common stock. The common stock dividend is payable on June 3, 2022 to common shareholders of record as of May 20, 2022.

As discussed in Note 9 “Stockholders’ Equity,” the Company has an active Repurchase Program. Subsequent to the quarter ended March 31, 2022, as part of the Repurchase Program, approximately 524,000 shares (or $18.9 million) were repurchased between April 1, 2022 and May 4, 2022. As of May 4, 2022, the Company is authorized under the Repurchase Program to repurchase approximately $56.1 million of additional shares of the Company’s common stock.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation (the Company) as of March 31, 2022, the related consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month periods ended March 31, 2022 and 2021, the consolidated statements of changes in cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 25, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 5, 2022

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. This discussion and analysis should be read with the Company’s consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2021 Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section therein. Highlighted in the discussion are material changes from prior reporting periods and identifiable trends materially affecting the Company. Results of operations for the interim periods are not necessarily indicative of results that may be expected for the full year or for any other period. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding future interest rate environments and potential impacts on the Company’s net interest margin, future economic conditions, and the impacts of the COVID-19 pandemic, and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to the effects of or changes in:

●	market interest rates; and the impacts on macroeconomic conditions, customer and client behavior and the Company’s funding costs;
●	higher inflation and its impacts;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth, including as a result of COVID-19;
●	the quality or composition of the loan or investment portfolios and changes therein;
●	demand for loan products and financial services in the Company’s market area;
●	the Company’s ability to manage its growth or implement its growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	the Company’s ability to recruit and retain key employees;

●	real estate values in the Bank’s lending area;
●	an insufficient ACL;
●	changes in accounting principles, including, without limitation, relating to the CECL methodology;
●	the Company’s liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;
●	the Company’s ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts (such as the ongoing conflict between Russia and Ukraine) or public health events (such as COVID-19), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth;
●	the effect of steps the Company takes in response to COVID-19, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the speed and efficacy of vaccine and treatment developments, the impact of loosening or tightening of government restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein;
●	the discontinuation of LIBOR and its impact on the financial markets, and the Company’s ability to manage operational, legal and compliance risks related to the discontinuation of LIBOR and implementation of one or more alternate reference rates,
●	performance by the Company’s counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and MBS;
●	legislative or regulatory changes and requirements, including the impact of the CARES Act, as amended by the CAA, and other legislative and regulatory reactions to COVID-19;
●	potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to COVID-19, including, among other things, under the CARES Act, as amended by the CAA, and other legislative and regulatory reactions to COVID-19;
●	the effects of changes in federal, state or local tax laws and regulations;
●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	changes to applicable accounting principles and guidelines; and
●	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the 2021 Form 10-K and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All risk factors and uncertainties described herein should be considered in evaluating forward-looking statements, all of the forward-looking statements made in this report are expressly qualified by the cautionary statements contained or referred to in this Quarterly Report. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report, and undue reliance should not be placed on such forward-looking statements. Forward-looking statements speak only as of the date they are made, and the Company does not intend or assume any obligation to update, revise or clarify any forward-looking statements that may be made from time to time by or on behalf of the Company, whether as a result of new information, future events or otherwise.

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

The critical accounting and reporting policies include the Company’s accounting for the ALLL, acquired loans, and goodwill. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of the Company’s 2021 Form 10-K.

The Company provides additional information on its critical accounting policies and estimates under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in its 2021 Form 10-K and in Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report.

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT FULLY ADOPTED)

In March 2022, the FASB issued ASU No. 2022-02 “Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” This guidance eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, for public business entities, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted if ASU 2016-13 has been adopted, including adoption in an interim period. The Company is evaluating the impact ASU No. 2022-02 will have on its consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging- Portfolio Layer Method” to allow nonprepayable financial assets to be included in a closed portfolio hedge using the portfolio layer method and to allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted if the amendments in ASU 2017-12 have been adopted for the corresponding period. The Company is evaluating the impact ASU No. 2022-01 will have on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform associated with the LIBOR transition. LIBOR and other interbank offered rates are widely used benchmark or reference rates that have been used in the valuation of loans, derivatives, and other financial contracts. Global capital markets are going to be required to move away from LIBOR and other interbank offered rates and toward rates that are more observable or transaction based and less susceptible to manipulation. Topic 848 provides optional expedients and exceptions, subject to meeting certain criteria, for applying current GAAP to contract modifications and hedging relationships, for contracts that reference LIBOR or another reference rate expected to be discontinued. Topic 848 is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective as of March 12, 2020 through December 31, 2022 and can be adopted at an instrument level. As of March 31, 2021, the Company utilized the expedient to assert probability of hedged interest as detailed in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2021 Form 10-K. The Company may incorporate other components of Topic 848 at a later date as it continues to evaluate the remaining components of Topic 848 and its impact to the Company.

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 114 branches and approximately 130 ATMs located throughout Virginia, and in portions of Maryland and North Carolina. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Dixon, Hubard, Feinour & Brown, Inc., which provides investment advisory services; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of the Company’s common stock are traded on the Nasdaq Global Select Market under the symbol "AUB". Additional information is available on the Company’s website at https://investors.atlanticunionbank.com. The information contained on the Company’s website is not a part of or incorporated into this Quarterly Report.

RESULTS OF OPERATIONS

SIGNIFICANT ACTIVITIES

Strategic Initiatives

During the fourth quarter of 2021, the Company took certain actions to reduce expenses in light of the period's prevailing and expected operating environment, including the closure of the Company’s operations center and consolidation of 16 branches, all of which were completed in March 2022. These actions resulted in restructuring expenses in the first quarter of 2022 of approximately $5.5 million, compared to $16.5 million in the quarter ended December 31, 2021. Restructuring expenses in the first quarter of 2022 primarily related to lease and other asset write downs, as well as severance costs.

Share Repurchase Program

On December 10, 2021, the Company’s Board of Directors authorized a share repurchase program to purchase up to $100.0 million of the Company’s common stock through December 9, 2022 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and / or Rule 10b-18 under the Exchange Act. As part of the Repurchase Program, approximately 630,000 shares (or $25.0 million) were repurchased during the quarter ended March 31, 2022, and no shares were repurchased during the quarter ended December 31, 2021.

COVID-19 UPDATE

The Company’s financial performance generally, and in particular the ability of its borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent on the business environment in its primary markets where it operates and in the United States as a whole. COVID has had, and may have in the future, a wide range of economic impacts nationally and in the Company’s primary markets. The Company will carefully monitor any future economic impacts attributable to the COVID-19 pandemic and potential impact on the Company’s borrowers and their ability to repay loans.

Since the start of the pandemic, the Company has taken and is continuing to take precautions to protect the safety and well-being of the Bank’s employees and customers during COVID-19. The Bank has implemented additional safety policies and procedures and follows guidance issued by the Centers for Disease Control and Prevention, state health authorities, and state and local executive orders where our branches and corporate offices are located. The Bank remains very focused on the safety and well-being of its employees and customers during COVID-19 and is committed to safely and responsibly operating its branch network and maintaining appropriate staffing in each branch.

COVID-19 has adversely affected the Company’s business, financial condition, and results of operations since the first quarter of 2020. The duration, nature and severity of future impacts of COVID-19 on the Company’s operational and financial performance will depend on future developments with respect to COVID-19, many of which remain highly uncertain and cannot be predicted.

SUMMARY OF QUARTERLY FINANCIAL RESULTS

Net Income and Performance Metrics

●	Net income available to common shareholders was $40.7 million and basic and diluted EPS was $0.54 for the first quarter of 2022, compared to $53.2 million and $0.67 for the first quarter of 2021.

●	Adjusted operating earnings available to common shareholders(+) totaled $45.1 million and diluted adjusted operating EPS(+) was $0.60 for the first quarter of 2022, compared to adjusted operating earnings available to common shareholders(+) of $65.5 million and diluted adjusted operating EPS(+) of $0.83 for the first quarter of 2021.

Balance Sheet

●	At March 31, 2022, total assets were $19.8 billion, a decrease of $282.4 million or approximately 5.7% (annualized) from December 31, 2021. Total assets declined from the prior quarter due to a decrease in cash and cash equivalents of $406.2 million primarily related to the deployment of excess liquidity to fund loan growth and deposit run-off. In addition, the investment securities portfolio decreased $159.5 million primarily due to a decline in the market value of the AFS securities portfolio.
●	LHFI (net of deferred fees and costs) were $13.5 billion, including $67.4 million in PPP loans at March 31, 2022, an increase of $263.5 million or 8.1% (annualized) from December 31, 2021. Excluding the impact of the PPP(+), LHFI (net of deferred fees and costs) increased $346.4 million or 10.8% (annualized) during this period.
●	Total deposits were $16.5 billion at March 31, 2022, a decrease of $126.8 million or 3.1% (annualized) from December 31, 2021.

Net Interest Income

	For the Three Months Ended
	March 31,
	2022	2021	Change

	(Dollars in thousands)
Average interest-earning assets	$17,885,018	$17,692,095	$192,923
Interest and dividend income	$138,456	$147,673	$(9,217)
Interest and dividend income (FTE) (+)	$141,792	$150,726	$(8,934)
Yield on interest-earning assets	3.14%	3.39%	(25)	bps
Yield on interest-earning assets (FTE) (+)	3.22%	3.46%	(24)	bps
Average interest-bearing liabilities	$11,797,999	$12,065,807	$(267,808)
Interest expense	$7,525	$12,775	$(5,250)
Cost of interest-bearing liabilities	0.26%	0.43%	(17)	bps
Cost of funds	0.18%	0.30%	(12)	bps
Net interest income	$130,931	$134,898	$(3,967)
Net interest income (FTE) (+)	$134,267	$137,951	$(3,684)
Net interest margin	2.97%	3.09%	(12)	bps
Net interest margin (FTE) (+)	3.04%	3.16%	(12)	bps

For the first quarter of 2022, net interest income was $130.9 million, a decrease of $4.0 million from the first quarter of 2021. For the first quarter of 2022, net interest income (FTE)(+) was $134.3 million, a decrease of $3.7 million from the first quarter of 2021. In the first quarter of 2022, net interest margin decreased 12 bps to 2.97% from 3.09% in the first quarter of 2021, and net interest margin (FTE)(+) also decreased 12 bps compared to the first quarter of 2021. The declines in net interest margin and net interest margin (FTE)(+) measures were primarily the result of a decline in loan yields driven by lower PPP interest income and fees and lower prepayment activity, which drove lower accretion from acquisition accounting fair value adjustments. These decreases were partially offset by higher investment interest income due to growth in the average balance of the investment portfolio and by a decrease in the cost of funds driven by a reduction in deposit costs and lower borrowing costs.

On March 16, 2022, the FOMC increased its Federal Funds target rates to its current range of 0.25% to 0.5%, which was the first increase since December 2018.  The FOMC also forecasted potential further increases throughout the year. The Company anticipates that this will result in an expansion on its net interest margin due to the Company’s asset-sensitive position at March 31, 2022. Refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 3 of this Quarterly Report for additional information about the Company’s interest rate sensitivity.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2022			2021
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$2,617,156	$13,666	2.12%	$1,906,585	$10,353	2.20%
Tax-exempt	1,581,426	13,240	3.40%	1,302,792	11,693	3.64%
Total securities	4,198,582	26,906	2.60%	3,209,377	22,046	2.79%
Loans, net (3)	13,300,789	114,602	3.49%	14,064,123	128,122	3.69%
Other earning assets	385,647	284	0.30%	418,595	558	0.54%
Total earning assets	17,885,018	$141,792	3.22%	17,692,095	$150,726	3.46%
Allowance for credit losses	(100,342)			(157,802)
Total non-earning assets	2,135,692			2,152,561
Total assets	$19,920,368			$19,686,854
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,376,766	$1,324	0.06%	$8,060,328	$2,152	0.11%
Regular savings	1,142,854	55	0.02%	940,369	59	0.03%
Time deposits	1,766,657	3,104	0.71%	2,490,432	6,917	1.13%
Total interest-bearing deposits	11,286,277	4,483	0.16%	11,491,129	9,128	0.32%
Other borrowings	511,722	3,042	2.41%	574,678	3,647	2.57%
Total interest-bearing liabilities	11,797,999	$7,525	0.26%	12,065,807	$12,775	0.43%
Noninterest-bearing liabilities:
Demand deposits	5,228,098			4,583,521
Other liabilities	233,287			317,585
Total liabilities	17,259,384			16,966,913
Stockholders' equity	2,660,984			2,719,941
Total liabilities and stockholders' equity	$19,920,368			$19,686,854
Net interest income		$134,267			$137,951
Interest rate spread			2.96%			3.03%
Cost of funds			0.18%			0.30%
Net interest margin			3.04%			3.16%

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

	Three Months Ended
	March 31, 2022 vs. March 31, 2021
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$3,724	$(411)	$3,313
Tax-exempt	2,373	(826)	1,547
Total securities	6,097	(1,237)	4,860
Loans, net	(6,765)	(6,755)	(13,520)
Other earning assets	(40)	(234)	(274)
Total earning assets	$(708)	$(8,226)	$(8,934)
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$81	$(909)	$(828)
Regular savings	11	(15)	(4)
Time Deposits	(1,684)	(2,129)	(3,813)
Total interest-bearing deposits	(1,592)	(3,053)	(4,645)
Other borrowings	(384)	(221)	(605)
Total interest-bearing liabilities	(1,976)	(3,274)	(5,250)
Change in net interest income	$1,268	$(4,952)	$(3,684)

The Company’s net interest margin (FTE)(+) includes the impact of acquisition accounting fair value adjustments. The impact of net accretion related to acquisition accounting fair value adjustments for the first quarter of 2021, and the first quarter of 2022 are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Accretion (Amortization)	Amortization	Total
For the quarter ended March 31, 2021	$4,287	$20	$(198)	$4,109
For the quarter ended March 31, 2022	2,253	(10)	(203)	2,040

Noninterest Income

	For the Three Months Ended
	March 31,		Change
	2022	2021	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$7,596	$5,509	$2,087	37.9%
Other service charges, commissions, and fees	1,655	1,701	(46)	(2.7)%
Interchange fees	1,810	1,847	(37)	(2.0)%
Fiduciary and asset management fees	7,255	6,475	780	12.0%
Mortgage banking income	3,117	8,255	(5,138)	(62.2)%
Bank owned life insurance income	2,697	2,265	432	19.1%
Loan-related interest rate swap fees	3,860	1,754	2,106	120.1%
Other operating income	2,163	3,179	(1,016)	(32.0)%
Total noninterest income	$30,153	$30,985	$(832)	(2.7)%

Noninterest income decreased $832,000 or 2.7% to $30.2 million for the quarter ended March 31, 2022, compared to $31.0 million for the quarter ended March 31, 2021. The decrease was primarily driven by a decrease in mortgage banking income of $5.1 million due to a decline in mortgage origination volumes and a decline in unrealized gains on equity method investments of $487,000 included within other operating income. These noninterest income declines were partially offset by an increase in loan-related interest swap fee income of $2.1 million due to higher transaction volumes, a $2.1 million increase in service charges on deposit accounts, and a $780,000 increase in fiduciary and asset management fees due to market driven increases in assets under management. In future periods, noninterest income could be impacted by modifications to the Company’s non-sufficient funds and overdraft policies, which the Company expects to finalize and begin implementing later in 2022 and which could lead to a reduction in certain service charges on deposit accounts.

Noninterest Expense

	For the Three Months Ended
	March 31,		Change
	2022	2021	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$58,298	$52,660	$5,638	10.7%
Occupancy expenses	6,883	7,315	(432)	(5.9)%
Furniture and equipment expenses	3,597	3,968	(371)	(9.3)%
Technology and data processing	7,796	6,904	892	12.9%
Professional services	4,090	4,960	(870)	(17.5)%
Marketing and advertising expense	2,163	2,044	119	5.8%
FDIC assessment premiums and other insurance	2,485	2,307	178	7.7%
Other taxes	4,499	4,436	63	1.4%
Loan-related expenses	1,776	1,877	(101)	(5.4)%
Amortization of intangible assets	3,039	3,730	(691)	(18.5)%
Loss on debt extinguishment	—	14,695	(14,695)	(100.0)%
Other expenses	10,695	7,041	3,654	51.9%
Total noninterest expense	$105,321	$111,937	$(6,616)	(5.9)%

Noninterest expense decreased $6.6 million or 5.9% to $105.3 million for the quarter ended March 31, 2022, compared to $111.9 million for the quarter ended March 31, 2021. Excluding amortization of intangible assets ($3.0 million for the quarter ended March 31, 2022 compared to $3.7 million for the quarter ended March 31, 2021), losses related to balance sheet repositioning ($0 for the quarter ended March 31, 2022 compared to $14.7 million for the quarter ended March 31, 2021), and branch closing and facility consolidation costs ($5.5 million for the quarter ended March 31, 2022 compared to $924,000 for the quarter ended March 31, 2021) adjusted operating noninterest expense(+) for the quarter ended March 31, 2022 increased by $4.2 million or 4.5% from the prior year quarter. The increase was mainly due to an increase of $5.6 million in salaries and benefits primarily driven by an increase in salaries, wages, and variable incentive compensation, and an increase of $892,000 in technology and data processing expense primarily driven by an increase in software licensing and maintenance expenses. These noninterest expense category increases were partially offset by a decrease of $870,000 in professional services expenses, a $432,000 decrease in occupancy expenses, and a $371,000 decrease in equipment expenses.

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

The effective tax rate for the three months ended March 31, 2022 and 2021 was 17.5% and 16.8%, respectively. The increase in the effective tax rates is primarily due to the lower proportion of tax-exempt income to pre-tax income in the first quarter of 2022.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

Assets

At March 31, 2022, total assets were $19.8 billion, a decrease of $282.4 million or approximately 5.7% (annualized) from $20.1 billion at December 31, 2021. The decrease in assets was primarily a result of a decrease in cash and cash equivalents related to the deployment of excess liquidity to fund loan growth and deposit run-off. In addition, the Company incurred a decrease in the investment securities portfolio primarily due to a decline in the market value of the AFS securities portfolio, reflecting the impact of a rise in the interest rates.

LHFI (net of deferred fees and costs) were $13.5 billion, including $67.4 million in PPP loans, at March 31, 2022, an increase of $263.5 million or 8.1% (annualized) from December 31, 2021.  Excluding the effects of the PPP(+), LHFI (net of deferred fees and costs) at March 31, 2022 increased $346.4 million or 10.8% (annualized) from December 31, 2021. Average loans decreased $763.3 million from March 31, 2021. Excluding the effects of the PPP(+), the average loan balances at March 31, 2022 increased $443.0 million or 3.5% from March 31, 2021. Refer to "Loan Portfolio" within Item 2 and Note 3 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 of this Quarterly Report for additional information on the Company’s loan activity.

Liabilities and Stockholders’ Equity

At March 31, 2022, total liabilities were $17.3 billion, a decrease of $70.6 million from $17.4 billion at December 31, 2021.

Total deposits at March 31, 2022 were $16.5 billion, a decrease of $126.8 million or approximately 3.1% (annualized) from December 31, 2021. For the quarter ended March 31, 2022, quarterly average deposits increased $439.7 million or 2.7% compared to the quarter ended March 31, 2021 primarily due to additional liquidity of bank customers since the start of COVID-19 and increased savings. Refer to “Deposits” within this Item 2 for further discussion on this topic.

Total short-term and long-term borrowings at March 31, 2022 were $504.0 million, a decrease of $2.6 million or 0.5% when compared to $506.6 million at December 31, 2021. Refer to Note 6 “Borrowings” in Part I, Item I for further discussion on this topic.

At March 31, 2022, stockholders’ equity was $2.5 billion, a decrease of $211.7 million from December 31, 2021. Refer to “Capital Resources” within this Item 2, as well as Note 9 "Stockholders’ Equity" in Part I, Item 1 of this Quarterly Report for additional information on the Company’s capital resources.

For information related to the Company’s stock repurchase activity and the Repurchase Program, please refer to Note 9 “Stockholders’ Equity” in Part I, Item 1 and Part II, Item 2 of this Quarterly Report.

During the first quarter of 2022, the Company declared and paid a quarterly dividend on the outstanding shares of Series A preferred stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share), consistent with the fourth quarter of 2021 and the first quarter of 2021. During the first quarter of 2022, the Company also declared and paid a cash dividend of $0.28 per common share, consistent with the fourth quarter of 2021, and an increase of $0.03, or approximately 12.0%, compared to the first quarter of 2021.

Securities

At March 31, 2022, the Company had total investments in the amount of $4.0 billion, or 20.4% of total assets, as compared to $4.2 billion, or 20.9% of total assets, at December 31, 2021. This decline in the Company’s investment portfolio was primarily due to a decline in the market value of the AFS securities portfolio. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 8 "Derivatives" in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the dates indicated (dollars in thousands):

	March 31,	December 31,
	2022	2021
Available for Sale:
U.S. government and agency securities	$68,039	$73,849
Obligations of states and political subdivisions	888,300	1,008,396
Corporate and other bonds	183,923	153,376
MBS
Commercial	434,491	471,157
Residential	1,616,882	1,773,232
Total MBS	2,051,373	2,244,389
Other securities	1,645	1,640
Total AFS securities, at fair value	3,193,280	3,481,650
Held to Maturity:
U.S. government and agency securities	2,483	2,604
Obligations of states and political subdivisions	684,294	620,873
MBS
Commercial	31,221	4,523
Residential	38,874	—
Total MBS	70,095	4,523
Total held to maturity securities, at carrying value	756,872	628,000
Restricted Stock:
FRB stock	67,032	67,032
FHLB stock	10,001	9,793
Total restricted stock, at cost	77,033	76,825
Total investments	$4,027,185	$4,186,475

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of March 31, 2022:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	—%	2.57%	1.42%	—%	1.45%
Obligations of states and political subdivisions	5.00%	2.79%	2.63%	2.77%	2.77%
Corporate bonds and other securities	0.25%	4.54%	3.91%	2.57%	3.74%
MBS:
Commercial	3.74%	3.28%	2.40%	2.56%	2.80%
Residential	2.41%	2.35%	2.39%	1.97%	1.99%
Total MBS	3.16%	3.21%	2.39%	2.06%	2.16%
Total AFS securities	3.04%	3.25%	2.88%	2.29%	2.40%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of March 31, 2022:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	4.14%	4.03%	-%	-%	4.09%
Obligations of states and political subdivisions	2.31%	3.86%	3.85%	3.64%	3.64%
MBS:
Commercial	—%	—%	—%	2.44%	2.44%
Residential	—%	—%	—%	2.25%	2.25%
Total MBS	—%	—%	—%	2.34%	2.34%
Total HTM securities	2.85%	3.88%	3.85%	3.51%	3.52%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of March 31, 2022, the Company maintained a diversified municipal bond portfolio with approximately 65% of its holdings in general obligation issues and the majority of the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 19% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

The Company has continued to see elevated customer deposit balances as a result of the impacts of COVID-19, including as a result of government stimulus programs. The Company considers a portion of the increases in customer deposits to be temporary, which it expects will result in outflows in subsequent quarters.

As of March 31, 2022, liquid assets totaled $5.1 billion or 25.7% of total assets, and liquid earning assets totaled $4.9 billion or 27.7% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of March 31, 2022, loan payments of approximately $4.3 billion or 32.2% of total loans are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $332.8 million or 8.3% of total securities are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

For additional information and the available balances on various lines of credit, please refer to Note 6 “Borrowings” in Part I, Item 1 of this Quarterly Report. In addition to lines of credit, the Bank may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. For additional information and outstanding balances on purchased certificates of deposits, please refer to “Deposits” within this Item 2.

Cash Requirements

The Company’s cash requirements, outside of lending transactions, consist primarily of borrowings, debt and capital instruments which are used as part of the Company’s overall liquidity and capital management strategy. Cash required to repay these obligations will be sourced from future debt and capital issuances and from other general liquidity sources as described above under “Liquidity” within this Item 2.

The following table presents the Company’s contractual obligations related to its major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of March 31, 2022 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$250,000	$-	$250,000
Trust preferred capital notes (1)	155,159	-	155,159
Leases (2)	214,071	37,728	176,343
Repurchase agreements	115,027	115,027	-
Total contractual obligations	$734,257	$152,755	$581,502
(1)	Excludes related unamortized premium/discount and interest payments.
(2)	Represents lease payments due on non-cancellable operating leases at March 31, 2022. Excluded from these tables are variable lease payments or renewals.

For more information pertaining to the previous table, reference Note 5 “Leases” and Note 6 “Borrowings” in Part I, Item 1 of this Quarterly Report.

Loan Portfolio

LHFI, net of deferred fees and costs, were $13.5 billion at March 31, 2022, and $13.2 billion at December 31, 2021. Commercial & industrial loans and commercial real estate-non-owner occupied loans represented the Company’s largest categories at  March 31, 2022. Commercial and industrial loans included approximately $66.3 million in loans from the PPP loan program as of March 31, 2022.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of March 31, 2022 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$969,059	$361,917	$462,982	$401,318	$60,399	$1,265	$144,160	$84,211	$25,101	$34,848
Commercial Real Estate - Owner Occupied	2,007,671	185,951	645,878	120,766	506,347	18,765	1,175,842	475,436	669,873	30,533
Commercial Real Estate - Non-Owner Occupied	3,875,681	406,424	2,086,321	913,994	1,154,467	17,860	1,382,936	984,951	341,157	56,828
Multifamily Real Estate	723,940	70,472	427,586	107,912	319,674	—	225,882	158,757	67,125	—
Commercial & Industrial	2,540,680	404,695	1,284,023	1,072,807	204,842	6,374	851,962	530,090	311,456	10,416
Residential 1-4 Family - Commercial	569,801	85,334	113,904	30,156	74,497	9,251	370,563	269,226	89,083	12,254
Residential 1-4 Family - Consumer	824,163	5,101	177,437	1,978	28,868	146,591	641,625	8,281	71,942	561,402
Residential 1-4 Family - Revolving	568,403	32,738	480,322	33,433	135,698	311,191	55,343	2,256	16,796	36,291
Auto	499,855	3,061	—	—	—	—	496,794	189,760	307,034	—
Consumer	171,875	12,644	24,230	21,357	2,180	693	135,001	56,921	52,695	25,385
Other Commercial	708,221	67,034	112,152	7,975	71,172	33,005	529,035	156,029	246,938	126,068
Total LHFI	$13,459,349	$1,635,371	$5,814,835	$2,711,696	$2,558,144	$544,995	$6,009,143	$2,915,918	$2,199,200	$894,025

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. As reflected in the loan table, at March 31, 2022, the largest components of the Company’s loan portfolio consisted of commercial real estate and commercial & industrial loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

The Company had no short-term loan modifications related to COVID-19 as of March 31, 2022 and had insignificant short-term loan modifications related to COVID-19 as of December 31, 2021.

Asset Quality

Overview

At March 31, 2022, the Company experienced decreases in NPAs compared to December 31, 2021 and decreases in accruing past due loan levels as a percentage of total LHFI compared to the prior year end. Net charge-offs decreased $1.2 million from the prior year and were insignificant for the quarter ended March 31, 2022. The ACL increased from December 31, 2021 primarily due to increased uncertainty in the macroeconomic outlook and the impact of loan growth in the first quarter of 2022.

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

Nonperforming Assets

At March 31, 2022, NPAs totaled $30.7 million, a decrease of $2.1 million or 6.3% from December 31, 2021. NPAs as a percentage of total outstanding loans at March 31, 2022 were 0.23%, a decrease of 2 bps from December 31, 2021.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	March 31,	December 31,
	2022	2021
Nonaccrual loans	$29,032	$31,100
Foreclosed properties	1,696	1,696
Total NPAs	30,728	32,796
Loans past due 90 days and accruing interest	8,247	9,132
Total NPAs and loans past due 90 days and accruing interest	$38,975	$41,928
Performing TDRs	$12,157	$10,313

Balances
Allowance for loan and lease losses	$102,591	$99,787
Allowance for credit losses	110,591	107,787
Average loans, net of deferred fees and costs	13,300,789	13,082,412
Loans, net of deferred fees and costs	13,459,349	13,195,843

Ratios
Nonaccrual loans to total loans	0.22%	0.24%
NPAs to total loans	0.23%	0.25%
NPAs & loans 90 days past due and accruing interest to total loans	0.29%	0.32%
NPAs to total loans & foreclosed property	0.23%	0.25%
NPAs & loans 90 days past due and accruing interest to total loans & foreclosed property	0.29%	0.32%
ALLL to nonaccrual loans	353.37%	320.86%
ALLL to nonaccrual loans & loans 90 days past due and accruing interest	275.20%	248.03%
ACL to nonaccrual loans	380.93%	346.58%

NPAs at March 31, 2022 included $29.0 million in nonaccrual loans, a net decrease of $2.1 million or 6.6% from December 31, 2021. The following table shows the activity in nonaccrual loans for the quarters ended (dollars in thousands):

	March 31,	December 31,
	2022	2021
Beginning Balance	$31,100	$35,472
Net customer payments	(4,132)	(5,068)
Additions	2,087	1,294
Charge-offs	(23)	(598)
Ending Balance	$29,032	$31,100

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual loans, as of (dollars in thousands):

	March 31,	December 31,
	2022	2021
Construction and Land Development	$869	$2,697
Commercial Real Estate - Owner Occupied	4,865	5,637
Commercial Real Estate - Non-owner Occupied	3,287	3,641
Multifamily Real Estate	—	113
Commercial & Industrial	1,975	1,647
Residential 1-4 Family - Commercial	2,239	2,285
Residential 1-4 Family - Consumer	12,039	11,397
Residential 1-4 Family - Revolving	3,371	3,406
Auto	333	223
Consumer	54	54
Total	$29,032	$31,100
Coverage Ratio(1)	353.37%	320.86%

(1) Represents the ALLL divided by nonaccrual loans.

Past Due Loans

At March 31, 2022, past due loans still accruing interest totaled $29.6 million or 0.22% of total LHFI, compared to $29.9 million or 0.23% of total LHFI at December 31, 2021. Of the total past due loans still accruing interest, $8.2 million or 0.06% of total LHFI were past due 90 days or more at March 31, 2022, compared to $9.1 million or 0.07% of total LHFI at December 31, 2021.

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

The total recorded investment in TDRs at March 31, 2022 was $19.7 million, an increase of $1.7 million or 9.8% from $18.0 million at December 31, 2021. Of the $19.7 million of TDRs at March 31, 2022, $12.2 million or 61.7% were considered performing, while the remaining $7.5 million were considered nonperforming. Of the $18.0 million of TDRs at December 31, 2021, $10.3 million or 57.4% were considered performing while the remaining $7.6 million were considered nonperforming. Loans are removed from TDR status in accordance with the established policy described in Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2021 Form 10-K.

Net Charge-offs

For the quarter ended March 31, 2022, net charge-offs were less than 0.01% of average loans on an annualized basis, compared to $1.2 million or 0.03% for the first quarter of 2021. The net charge-offs of loans continue to be insignificant, driven by benign credit impacts since the pandemic began.

Provision for Credit Losses

The Company recorded a provision for credit losses of $2.8 million for the quarter ended March 31, 2022, an increase of $16.4 million compared to the negative provision for credit losses of $13.6 million recorded during the same quarter of 2021. The provision for credit losses for the first quarter of 2022 reflected a provision of $2.8 million for loan losses and no provision for unfunded commitments.

Allowance for Credit Losses

At March 31, 2022, the ACL was $110.6 million and included an ALLL of $102.6 million and an RUC of $8.0 million. The ACL increased $2.8 million from December 31, 2021, primarily due to increased uncertainty in the macroeconomic outlook and the impact of loan growth in the first quarter of 2022.

The ACL as a percentage of the total loan portfolio and as a percentage of total adjusted loans(+) was 0.82% and 0.83%, respectively, at March 31, 2022 and December 31, 2021.

The following table summarizes activity in the ALLL during the quarters ended (dollars in thousands):

	March 31,	December 31,
	2022	2021
Total ALLL	$102,591	$99,787
Total RUC	8,000	8,000
Total ACL	$110,591	$107,787

ALLL to total loans	0.76%	0.76%
ACL to total loans	0.82%	0.82%

The following table summarizes the net-charge off activity by segment for the quarters ended (dollars in thousands):

	March 31,			March 31,
	2022			2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(759)	$(750)	$(1,509)	$(1,974)	$(1,667)	$(3,641)
Recoveries	726	787	1,513	1,606	863	2,469
Net charge-offs	$(33)	$37	$4	$(368)	$(804)	$(1,172)
Net charge-offs to average loans(1)	0.00%	(0.01)%	0.00%	0.01%	0.16%	0.03%

(1) Annualized

The following table shows the ACL by loan segment and the percentage of the loan portfolio that the related ACL covers as of the quarters ended (dollars in thousands):

	March 31,			December 31,
	2022			2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
ACL	$87,182	$23,409	$110,591	$85,323	$22,464	$107,787
Loan %(1)	84.7%	15.3%	100.0%	84.7%	15.3%	100.0%
ACL to total loans	0.77%	1.13%	0.82%	0.76%	1.11%	0.82%

(1) The percentage represents the loan balance divided by total loans

The increase in the ACL for both loan segments is due to increased uncertainty in the macroeconomic outlook and the impact of loan growth in the first quarter of 2022.

Deposits

As of March 31, 2022, total deposits were $16.5 billion, a decrease of $126.8 million or 3.1% annualized from December 31, 2021. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.7 billion accounted for 15.1% of total interest-bearing deposits at March 31, 2022, compared to $1.9 billion and 16.3% at December 31, 2021.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	March 31, 2022		December 31, 2021
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Non-interest bearing	$5,370,063	32.6%	$5,207,324	31.3%
NOW accounts	4,121,257	25.0%	4,176,032	25.1%
Money market accounts	4,151,155	25.2%	4,249,858	25.6%
Savings accounts	1,166,922	7.1%	1,121,297	6.8%
Time deposits of $250,000 and over	365,796	2.2%	452,193	2.7%
Other time deposits	1,309,030	7.9%	1,404,364	8.5%
Total Deposits (1)	$16,484,223	100.0%	$16,611,068	100.0%

(1) Includes uninsured deposits of $5.7 billion and $5.9 billion as of March 31, 2022 and December 31, 2021, respectively. Amounts are based on estimated amounts of uninsured deposits as of the reported period.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. There were no purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance

Sheets as of March 31, 2022 and December 31, 2021. The reduced usage of purchase certificates of deposit as of March 31, 2021 and December 31, 2021, as compared to historical levels, is due to the increase in customer deposits since the beginning of COVID-19.

Maturities of uninsured time deposits in excess of FDIC limits as of March 31, 2022 and December 31, 2021 were as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
	Amount	Amount
Within 3 Months	$19,862	$42,696
3 - 6 Months	68,788	30,313
6 - 12 Months	85,752	101,942
Over 12 Months	39,191	104,242
Total	$213,593	$279,193

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

On December 10, 2021, the Company’s Board of Directors authorized the Repurchase Program to purchase up to $100.0 million of the Company’s common stock through December 9, 2022 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and /or Rule 10b-18 under the Exchange Act. During the quarter ended March 31, 2022, the Company repurchased an aggregate of approximately 630,000 shares (or $25.0 million), at an average price of $39.73. No shares were repurchased during the quarter ended December 31, 2021.

For information about the Company’s stock repurchase activity and the Repurchase Program, please refer to Note 9 “Stockholders’ Equity” in Part I, Item 1 and Part II, Item 2 of this Quarterly Report.

On January 28, 2022, the Company announced that its Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) was payable on March 1, 2022 to preferred shareholders of record as of February 14, 2022. The Board also declared a quarterly dividend of $0.28 per share of common stock. The common stock dividend was payable on February 25, 2022 to common shareholders on record as of February 11, 2022.

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

The table summarizes the Company’s regulatory capital and related ratios for the periods presented (2) (dollars in thousands):

	March 31,	December 31,	March 31,
	2022	2021	2021
Common equity Tier 1 capital	$ 1,557,135	$ 1,569,752	$ 1,547,675
Tier 1 capital	1,723,491	1,736,108	1,714,031
Tier 2 capital	454,002	437,435	374,101
Total risk-based capital	2,177,493	2,173,543	2,088,132
Risk-weighted assets	15,795,239	15,336,432	14,651,486
Capital ratios:
Common equity Tier 1 capital ratio	9.86%	10.24%	10.56%
Tier 1 capital ratio	10.91%	11.32%	11.70%
Total capital ratio	13.79%	14.17%	14.25%
Leverage ratio (Tier 1 capital to average assets)	9.08%	9.01%	9.18%
Capital conservation buffer ratio (1)	4.91%	5.32%	5.70%
Common equity to total assets	11.79%	12.68%	12.81%
Tangible common equity to tangible assets (+)	7.21%	8.20%	8.24%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(2) All ratios and amounts at March 31, 2022 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed.

(+) Refer to “Non-GAAP Financial Measures” section within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with GAAP.

For the quarter ended March 31, 2022, the Company’s common equity to total assets capital ratio and the tangible common equity to tangible assets capital ratio decreased from the prior quarter primarily due to the unrealized losses on the AFS securities portfolio recorded in OCI due to market interest rate increases in the first quarter of 2022.

NON-GAAP FINANCIAL MEASURES

In this Quarterly Report, the Company has provided supplemental performance measures on a tax-equivalent, tangible, operating, adjusted or pre-tax pre-provision basis. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Interest Income (FTE)
Interest and dividend income (GAAP)	$138,456	$147,673
FTE adjustment	3,336	3,053
Interest and dividend income FTE (non-GAAP)	$141,792	$150,726
Average earning assets	$17,885,018	$17,692,095
Yield on interest-earning assets (GAAP)	3.14%	3.39%
Yield on interest-earning assets (FTE) (non-GAAP)	3.22%	3.46%
Net Interest Income (FTE)
Net interest income (GAAP)	$130,931	$134,898
FTE adjustment	3,336	3,053
Net interest income (FTE) (non-GAAP)	$134,267	$137,951
Noninterest income (GAAP)	30,153	30,985
Total revenue (FTE) (non-GAAP)	$164,420	$168,936
Average earning assets	$17,885,018	$17,692,095
Net interest margin (GAAP)	2.97%	3.09%
Net interest margin (FTE) (non-GAAP)	3.04%	3.16%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Tangible Assets
Ending Assets (GAAP)	$19,782,430	$20,064,796	$19,854,612
Less: Ending goodwill	935,560	935,560	935,560
Less: Ending amortizable intangibles	40,273	43,312	53,471
Ending tangible assets (non-GAAP)	$18,806,597	$19,085,924	$18,865,581
Tangible Common Equity
Ending Equity (GAAP)	$2,498,335	$2,710,071	$2,709,732
Less: Ending goodwill	935,560	935,560	935,560
Less: Ending amortizable intangibles	40,273	43,312	53,471
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$1,356,145	$1,564,842	$1,554,344
Average equity (GAAP)	$2,660,984	$2,715,610	$2,719,941
Less: Average goodwill	935,560	935,560	935,560
Less: Average amortizable intangibles	41,743	44,866	55,450
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$1,517,325	$1,568,828	$1,562,575
Common equity to total assets (GAAP)	11.79%	12.68%	12.81%
Tangible common equity to tangible assets (non-GAAP)	7.21%	8.20%	8.24%
Book value per share (GAAP)	$31.12	$33.80	$32.37
Tangible book value per share (non-GAAP)	$18.10	$20.79	$19.78

Adjusted operating measures exclude the losses related to balance sheet repositioning (principally composed of losses on debt extinguishment), gains on sale of securities, as well as branch closing and facility consolidation costs (principally composed of leases and other assets write downs, as well as severance associated with branch closing and corporate expense reduction initiatives). The Company believes these non-GAAP adjusted measures provide investors with important information about the continuing economic results of the organization’s operations. Prior periods in this Quarterly Report have been adjusted for previously announced branch closing and corporate expense reduction initiatives.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Adjusted Operating Earnings & EPS
Net income (GAAP)	$43,690	$56,189
Plus: Net loss related to balance sheet repositioning, net of tax	—	11,609
Less: Gain on sale of securities, net of tax	—	62
Less: Gain on Visa, Inc. Class B common stock, net of tax	—	—
Plus: Branch closing and facility consolidation costs, net of tax	4,351	730
Adjusted operating earnings (non-GAAP)	$48,041	$68,466
Less: Dividends on preferred stock	2,967	2,967
Adjusted operating earnings available to common shareholders (non-GAAP)	$45,074	$65,499

Weighted average common shares outstanding, diluted	75,556,127	78,884,235
Earnings per common share, diluted (GAAP)	$0.54	$0.67
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.60	$0.83

Adjusted operating measures exclude the amortization of intangible assets and the losses related to balance sheet repositioning, principally composed of losses on debt extinguishment and gains on sale of securities. The Company believes this adjusted measure provides investors with important information about the combined economic results of the organization’s operations. The adjusted operating efficiency ratio (FTE) excludes the amortization of intangible assets and losses related to balance sheet repositioning (principally composed of losses on debt extinguishment), as well as branch closing and facility consolidation costs. This measure is similar to the measure utilized by the Company when analyzing corporate performance and is also similar to the measure utilized for incentive compensation. Net interest income (FTE) and total adjusted revenue (FTE), which are used in computing net interest margin (FTE) and adjusted operating efficiency ratio (FTE), respectively, provide valuable additional insight into the net interest margin and the efficiency ratio by adjusting for differences in tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing yield on earning assets. Interest expense and the related cost of interest-bearing liabilities and cost of funds ratios are not affected by the FTE components.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Adjusted Operating Noninterest Expense, Noninterest Income & Efficiency Ratio
Noninterest expense (GAAP)	$105,321	$111,937
Less: Amortization of intangible assets	3,039	3,730
Less: Losses related to balance sheet repositioning	—	14,695
Less: Branch closing and facility consolidation costs	5,508	924
Adjusted operating noninterest expense (non-GAAP)	$96,774	$92,588
Noninterest income (GAAP)	$30,153	$30,985
Less: Gains on sale of securities	—	78
Adjusted operating noninterest income (non-GAAP)	$30,153	$30,907
Net interest income (FTE) (non-GAAP)	$134,267	$137,951
Adjusted operating noninterest income (non-GAAP)	30,153	30,907
Total adjusted revenue (FTE)(non-GAAP)	$164,420	$168,858
Efficiency ratio (GAAP)	65.38%	67.48%
Adjusted operating efficiency ratio (FTE) (non-GAAP)	58.86%	54.83%

PPP adjustment impact excludes the unforgiven portion of PPP loans. The Company believes LHFI (net of deferred fees and costs), excluding PPP is useful to investors as it provides more clarity on the Company’s organic growth.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Adjusted Loans
Loans held for investment (net of deferred fees and costs)(GAAP)	$13,459,349	$13,195,843	$14,272,280
Less: PPP adjustments (net of deferred fees and costs)	67,444	150,363	1,512,714
Total adjusted loans (non-GAAP)	$13,391,905	$13,045,480	$12,759,566

Average loans held for investment (net of deferred fees and costs) (GAAP)	$13,300,789	$13,082,412	$14,064,123
Less: Average PPP adjustments (net of deferred fees and costs)	103,041	288,204	1,309,326
Total adjusted average loans (non-GAAP)	$13,197,748	$12,794,208	$12,754,797

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of March 31, 2022, December 31, 2021, and March 31, 2021:

	Change In Net Interest Income
	March 31,	December 31,	March 31,
	2022	2021	2021
	%	%	%
Change in Yield Curve:
+300 basis points	15.55	30.15	14.71
+200 basis points	10.42	20.39	9.80
+100 basis points	5.36	10.33	4.76
Most likely rate scenario	—	—	—
-100 basis points	(7.40)	(9.20)	(3.92)
-200 basis points	(14.17)	(13.62)	(5.02)

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

From a net interest income perspective, the Company was more asset sensitive as of March 31, 2022, compared to its position as of March 31, 2021. This shift is in part due to the changing market characteristics of certain loan and deposit products and in part due to various other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended March 31, 2022, December 31, 2021, and March 31, 2021:

	Change In Economic Value of Equity
	March 31,	December 31,	March 31,
	2022	2021	2021
	%	%	%
Change in Yield Curve:
+300 basis points	(9.59)	(6.85)	5.79
+200 basis points	(6.16)	(3.55)	4.58
+100 basis points	(2.90)	(1.22)	2.86
Most likely rate scenario	-	—	—
-100 basis points	0.56	(4.82)	(5.62)
-200 basis points	(3.93)	(12.89)	(7.29)

As of March 31, 2022, the Company’s economic value of equity is generally less asset sensitive in a rising interest rate environment compared to its position as of March 31, 2021 primarily due to the composition of the Consolidated Balance Sheets and due in part to the pricing characteristics and assumptions of certain deposits.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

Management has taken measures to maintain the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022. There have been no changes during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company, subject to the potential outcomes of previously disclosed proceedings. There have been no material changes with respect to the Company’s previously disclosed proceedings.

ITEM 1A – RISK FACTORS

During the quarter ended March 31, 2022, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2021 Annual Report.

An investment in the Company’s securities involves risks. In addition to the other information set forth in this Quarterly Report, including the information addressed under “Forward-Looking Statements,” investors in the Company’s securities should carefully consider the factors discussed in the Company’s 2021 Annual Report. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable.

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

On May 4, 2021, the Company’s Board of Directors authorized a share repurchase program to purchase up to $125 million worth of the Company’s common stock through June 30, 2022 in open market transactions or privately negotiated transactions, which was fully utilized as of September 30, 2021. The Company repurchased an aggregate of approximately 3.4 million shares, at an average price of $36.99 per share, pursuant to this program.

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

The following information describes the Company’s common stock repurchases for the three months ended March 31, 2022:

Period	Total number of shares purchased(1)	Average price paid per share ($)(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)(2)
January 1 - January 31, 2022	169,879	39.53	156,303	93,838,742
February 1 - February 28, 2022	245,758	40.31	199,383	85,816,177
March 1 - March 31, 2022	277,980	39.53	274,005	74,981,173
Total	693,617	39.80	629,691

_________________________________________

(1) For the three months ended March 31, 2022, 63,926 shares were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

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

10.1

Amended and Restated Management Continuity Agreement between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Robert M. Gorman, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed February 25, 2022).

10.2

Amended and Restated Employment Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Robert M. Gorman, dated January 14, 2022 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed February 25, 2022).

10.9

Amended and Restated Employment Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and John C. Asbury, dated January 14, 2022 (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K filed February 25, 2022).

10.10

Amended and Restated Management Continuity Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and John C. Asbury, dated January 14, 2022 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed February 25, 2022).

10.25

Employment Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Maria Tedesco, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 18, 2022).

10.26

Management Continuity Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Maria Tedesco, dated January 14, 2022 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 18, 2022).

10.27

Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 24, 2022) (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed February 25, 2022).

10.28

Form of Time-Based Restricted Stock Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 24, 2022) (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed February 25, 2022).

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

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended March 31, 2022 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: May 5, 2022	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: May 5, 2022	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)