Form 10-Q
period 2022-06-30
Atlantic Union Bankshares Corp
filed 2022-08-04
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of July 28, 2022 was 74,703,474.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

2021 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2021
Access	–	Access National Corporation and its subsidiaries
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALLL	–	Allowance for loan and lease losses, a component of ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASC 820	–	ASC 820, Fair Value Measurements and Disclosures
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
AUB	–	Atlantic Union Bankshares Corporation
AUBAP	–	Atlantic Union Bankshares Corporation trading symbol
the Bank	–	Atlantic Union Bank (formerly, Union Bank & Trust)
BOLI	–	Bank-owned life insurance
bps	–	Basis points
BVAL	–	Bloomberg Valuation Service
CAA	–	Consolidated Appropriations Act, 2021
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
the Company	–	Atlantic Union Bankshares Corporation (formerly, Union Bankshares Corporation) and its subsidiaries
COVID-19	–	COVID-19 global pandemic
CSP	–	Cary Street Partners Financial LLC
depositary shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

DHFB	–	Dixon, Hubard, Feinour & Brown, Inc.
EPS	–	Earnings per common share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FCMs	–	Futures Commission Merchants
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FHLMC	–	Federal Home Loan Mortgage Corporation
FNB	–	FNB Corporation
FNMA	–	Federal National Mortgage Association
FOMC	–	Federal Open Markets Committee
FR Y9-C	–	Consolidated financial statements for a U.S. bank holding company, a savings and loan holding company, a U.S. intermediate holding company, and a securities holding company
FTE	–	Fully taxable equivalent
GAAP or U.S. GAAP	–	Accounting principles generally accepted in the United States
GNMA	–	Government National Mortgage Association
HTM	–	Held to maturity
ICE	–	Intercontinental Exchange Data Services
the Joint Guidance	–	The five federal bank regulatory agencies and the Conference of State Bank Supervisors guidance
Issued on March 22, 2020 (subsequently revised on April 7, 2020)

LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
LIBOR	–	London Interbank Offered Rate
MBS	–	Mortgage-Backed Securities
MFC	–	Middleburg Financial Corporation
NASDAQ	–	National Association of Securities Dealers Automated Quotation exchange
NOW	–	Negotiable order of withdrawal
NPA	–	Nonperforming assets
OCI	–	Other comprehensive income
OREO	–	Other real estate owned
OTC	–	Over-the-counter
PD/LGD	–	Probability of default/loss given default
PPP	–	Paycheck Protection Program
Quarterly Report	–	Quarterly Report on Form 10-Q for the quarter ended June 30, 2022
Repurchase Program	–	The share repurchase program, approved on December 10, 2021 by the Company’s Board of Directors, which authorizes the Company to purchase up to $100.0 million worth of the Company’s common stock
ROU asset	–	Right of Use Asset
RUC	–	Reserve for unfunded commitments
RVI	–	Residual value insurance
SBA	–	Small Business Administration
SEC	–	Securities and Exchange Commission
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SOFR	–	Secured Overnight Financing Rate
SSFA	–	Simplified supervisory formula approach
TDR	–	Troubled debt restructuring
Topic 606	–	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
Topic 848	–	ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
VFG	–	Virginia Financial Group, Inc.
2031 Notes	–	$250.0 million of 2.875% fixed-to-floating rate subordinate notes issued by the Company during the fourth quarter of 2021 with a maturity date of December 15, 2031

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(Dollars in thousands, except share data)

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$158,902	$180,963
Interest-bearing deposits in other banks	82,086	618,714
Federal funds sold	388	2,824
Total cash and cash equivalents	241,376	802,501
Securities available for sale, at fair value	2,951,421	3,481,650
Securities held to maturity, at carrying value	780,749	628,000
Restricted stock, at cost	87,908	76,825
Loans held for sale, at fair value	15,866	20,861
Loans held for investment, net of deferred fees and costs	13,655,408	13,195,843
Less: allowance for loan and lease losses	104,184	99,787
Total loans held for investment, net	13,551,224	13,096,056
Premises and equipment, net	128,661	134,808
Goodwill	925,211	935,560
Amortizable intangibles, net	31,621	43,312
Bank owned life insurance	436,703	431,517
Other assets	511,059	413,706
Total assets	$19,661,799	$20,064,796
LIABILITIES
Noninterest-bearing demand deposits	$5,361,538	$5,207,324
Interest-bearing deposits	10,767,097	11,403,744
Total deposits	16,128,635	16,611,068
Securities sold under agreements to repurchase	118,658	117,870
Other short-term borrowings	290,000	—
Long-term borrowings	389,290	388,724
Other liabilities	343,740	237,063
Total liabilities	17,270,323	17,354,725
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	98,822	100,101
Additional paid-in capital	1,767,063	1,807,368
Retained earnings	841,701	783,794
Accumulated other comprehensive (loss) income	(316,283)	18,635
Total stockholders' equity	2,391,476	2,710,071
Total liabilities and stockholders' equity	$19,661,799	$20,064,796

Common shares outstanding	74,688,314	75,663,648
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$123,266	$130,570	$237,466	$258,576
Interest on deposits in other banks	157	86	288	163
Interest and dividends on securities:
Taxable	14,695	10,519	28,361	20,872
Nontaxable	10,637	9,677	21,097	18,914
Total interest and dividend income	148,755	150,852	287,212	298,525
Interest expense:
Interest on deposits	6,097	7,238	10,580	16,366
Interest on short-term borrowings	555	21	576	69
Interest on long-term borrowings	3,336	3,045	6,358	6,644
Total interest expense	9,988	10,304	17,514	23,079
Net interest income	138,767	140,548	269,698	275,446
Provision for credit losses	3,559	(27,414)	6,359	(41,037)
Net interest income after provision for credit losses	135,208	167,962	263,339	316,483
Noninterest income:
Service charges on deposit accounts	8,040	6,607	15,637	12,116
Other service charges, commissions and fees	1,709	1,735	3,364	3,436
Interchange fees	2,268	2,203	4,078	4,050
Fiduciary and asset management fees	6,939	6,819	14,194	13,294
Mortgage banking income	2,200	4,619	5,317	12,874
Bank owned life insurance income	2,716	3,209	5,413	5,475
Loan-related interest rate swap fees	2,600	1,321	6,460	3,075
Other operating income	11,814	1,953	13,976	5,131
Total noninterest income	38,286	28,466	68,439	59,451
Noninterest expenses:
Salaries and benefits	55,305	50,766	113,603	103,426
Occupancy expenses	6,395	7,140	13,278	14,454
Furniture and equipment expenses	3,590	3,911	7,187	7,880
Technology and data processing	7,862	7,219	15,658	14,123
Professional services	4,680	4,408	8,770	9,369
Marketing and advertising expense	2,502	2,738	4,665	4,782
FDIC assessment premiums and other insurance	2,765	2,319	5,250	4,626
Franchise and other taxes	4,500	4,435	8,999	8,871
Loan-related expenses	1,867	1,909	3,643	3,786
Amortization of intangible assets	2,915	3,568	5,954	7,298
Loss on debt extinguishment	—	—	—	14,695
Other expenses	6,387	3,558	17,082	10,598
Total noninterest expenses	98,768	91,971	204,089	203,908
Income from continuing operations before income taxes	74,726	104,457	127,689	172,026
Income tax expense	12,500	19,073	21,773	30,453
Net income	62,226	85,384	105,916	141,573
Dividends on preferred stock	2,967	2,967	5,934	5,934
Net income available to common shareholders	$59,259	$82,417	$99,982	$135,639

Basic earnings per common share	$0.79	$1.05	$1.33	$1.72
Diluted earnings per common share	$0.79	$1.05	$1.33	$1.72
Dividends declared per common share	$0.28	$0.28	$0.56	$0.53
Basic weighted average number of common shares outstanding	74,847,899	78,819,697	75,194,347	78,841,462
Diluted weighted average number of common shares outstanding	74,849,871	78,843,724	75,201,326	78,863,859

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$62,226	$85,384	$105,916	$141,573
Other comprehensive (loss) income:
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $3,076 and $693 for the three months and $9,273 and $313 for the six months ended June 30, 2022 and 2021, respectively)	(11,572)	2,607	(34,885)	1,179
Reclassification adjustment for (gains) included in net income (net of tax, $0 and $0 for the three months and $0 and $12 for the six months ended June 30, 2022 and 2021, respectively) (1)	—	—	—	(47)
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $30,137 and $3,673 for the three months and $79,837 and $5,132 for the six months ended June 30, 2022 and 2021, respectively)	(113,374)	13,818	(300,341)	(19,307)
Reclassification adjustment for (gains) losses included in net income (net of tax, $0 and $0 for the three months and $0 and $16 for the six months ended June 30, 2022 and 2021, respectively) (2)	1	—	1	(62)
HTM securities:
Reclassification adjustment for accretion of unrealized (gain) on AFS securities transferred to HTM (net of tax, $1 and $1 for the three months and $3 and $3 for the six months ended June 30, 2022 and 2021, respectively) (3)	(5)	(5)	(10)	(10)
Bank owned life insurance:
Reclassification adjustment for losses included in net income (4)	150	151	317	304
Other comprehensive (loss) income:	(124,800)	16,571	(334,918)	(17,943)
Comprehensive (loss) income	$(62,574)	$101,955	$(229,002)	$123,630

(1) The gross amounts are generally reported in the interest income and interest expense sections of the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.

(2) The gross amounts reclassified into earnings are reported as "Other operating income" on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2021	$100,101	$173	$1,807,368	$783,794	$18,635	$2,710,071
Net Income				43,690		43,690
Other comprehensive loss (net of taxes of $49,701)					(210,118)	(210,118)
Dividends on common stock ($0.28 per share)				(21,163)		(21,163)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Stock purchased under stock repurchase plan (629,691 shares)	(837)		(24,181)			(25,018)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (291,723 shares)	387		1,044			1,431
Stock-based compensation expense			2,409			2,409
Balance - March 31, 2022	$99,651	$173	$1,786,640	$803,354	$(191,483)	$2,498,335
Net Income				62,226		62,226
Other comprehensive loss (net of taxes of $33,214)					(124,800)	(124,800)
Dividends on common stock ($0.28 per share)				(20,912)		(20,912)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Stock purchased under stock repurchase plan (649,208 shares)	(863)		(22,350)			(23,213)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (25,955 shares)	34		(154)			(120)
Stock-based compensation expense			2,927			2,927
Balance - June 30, 2022	$98,822	$173	$1,767,063	$841,701	$(316,283)	$2,391,476

Balance - December 31, 2020	$104,169	$173	$1,917,081	$616,052	$71,015	$2,708,490
Net Income				56,189		56,189
Other comprehensive loss (net of taxes of $8,835)					(34,514)	(34,514)
Dividends on common stock ($0.25 per share)				(19,700)		(19,700)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (243,884 shares)	324		(289)			35
Stock-based compensation expense			2,199			2,199
Balance - March 31, 2021	$104,493	$173	$1,918,991	$649,574	$36,501	$2,709,732
Net Income				85,384		85,384
Other comprehensive income (net of taxes of $3,672)					16,571	16,571
Dividends on common stock ($0.28 per share)				(22,125)		(22,125)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Stock purchased under stock repurchase plan (1,090,169 shares)	(1,450)		(40,913)			(42,363)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (35,693 shares)	48		663			711
Stock-based compensation expense			2,654			2,654
Balance - June 30, 2021	$103,091	$173	$1,881,395	$709,866	$53,072	$2,747,597

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Dollars in thousands)

	2022	2021
Operating activities:
Net income	$105,916	$141,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	7,119	7,966
Writedown of ROU assets and equipment	4,570	1,065
Amortization, net	16,093	15,928
Amortization (accretion) related to acquisitions, net	1,014	(1,056)
Provision for credit losses	6,359	(41,037)
Losses (gains) on securities transactions, net	2	(78)
Gain on sale of DHFB	(9,082)	—
BOLI income	(5,413)	(5,475)
Originations and purchases of loans held for sale	(191,470)	(348,138)
Proceeds from sales of loans held for sale	196,381	409,809
Gains on sales of foreclosed properties and former bank premises, net	(631)	(1,810)
Losses on debt extinguishment	—	14,695
Stock-based compensation expenses	5,336	4,853
Issuance of common stock for services	409	188
Net decrease in other assets	25,875	64,826
Net increase (decrease) in other liabilities	36,751	(125,899)
Net cash provided by operating activities	199,229	137,410
Investing activities:
Purchases of AFS securities, restricted stock, and other investments	(88,244)	(651,254)
Purchases of HTM securities	(158,445)	—
Proceeds from sales of AFS securities and restricted stock	12,469	45,436
Proceeds from maturities, calls and paydowns of AFS securities	207,279	256,903
Proceeds from maturities, calls and paydowns of HTM securities	3,400	1,730
Net (increase) decrease in loans held for investment	(452,948)	305,615
Net increase in premises and equipment	(1,931)	(6,836)
Proceeds from BOLI settlements	2,068	3,152
Purchases of BOLI policies	—	(100,000)
Proceeds from sales of foreclosed properties and former bank premises	3,001	8,632
Net cash used in investing activities	(473,351)	(136,622)
Financing activities:
Net increase in noninterest-bearing deposits	154,214	853,869
Net (decrease) increase in interest-bearing deposits	(636,667)	82,617
Net increase (decrease) in short-term borrowings	290,788	(261,139)
Repayments of long-term debt	—	(214,695)
Cash dividends paid - common stock	(42,075)	(41,825)
Cash dividends paid - preferred stock	(5,934)	(5,934)
Repurchase of common stock	(48,231)	(42,363)
Issuance of common stock	3,813	2,876
Vesting of restricted stock, net of shares held for taxes	(2,911)	(2,318)
Net cash (used in) provided by financing activities	(287,003)	371,088
(Decrease) increase in cash and cash equivalents	(561,125)	371,876
Cash, cash equivalents and restricted cash at beginning of the period	802,501	493,294
Cash, cash equivalents and restricted cash at end of the period	$241,376	$865,170

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Dollars in thousands)

	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$16,511	$23,859
Income taxes	935	1,221

Supplemental schedule of noncash investing and financing activities
Transfers from loans to foreclosed properties	382	14
Transfers from bank premises to OREO	—	1,109

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 114 branches and approximately 130 ATMs located throughout Virginia, and in portions of Maryland and North Carolina as of June 30, 2022. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Effective June 30, 2022, the Company completed the sale of DHFB, which was formerly a subsidiary of the Bank.

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

Restricted cash is disclosed in Note 7 “Commitments and Contingencies” in Part I, Item I of this Quarterly Report and is comprised of cash maintained at various correspondent banks as collateral for the Company’s derivative portfolio and is included in interest-bearing deposits in other banks in the Company’s Consolidated Balance Sheets. In addition, the Company is required to maintain reserve balances with the FRB based on the type and amount of deposits; however, on March 15, 2020 the Federal Reserve announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020 due to economic conditions, which eliminated the reserve requirement for all depository institutions. The reserve requirement is still at zero percent as of June 30, 2022.

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ALLL, as well as the ACL reserve for securities. Accrued interest receivable totaled $44.5 million and $43.3 million on LHFI, $8.2 million and $7.0 million on HTM securities, and $14.4 million and $14.5 million on AFS securities at June 30, 2022 and December 31, 2021, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. The Company’s policy is to write off accrued interest receivable through reversal of interest income when it becomes probable the Company will not be able to collect the accrued interest. For the quarters ended June 30, 2022 and June 30, 2021, accrued interest receivable write offs were not material to the Company’s consolidated financial statements.

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

2. SECURITIES

Available for Sale

The Company’s AFS investment portfolio is generally highly-rated or agency backed. All AFS securities were current with no securities past due or on non-accrual as of June 30, 2022 and December 31, 2021.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of June 30, 2022 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2022
U.S. government and agency securities	$71,665	$—	$(5,925)	$65,740
Obligations of states and political subdivisions	964,651	578	(142,802)	822,427
Corporate and other bonds (1)	184,304	72	(6,484)	177,892
Commercial MBS
Agency	326,117	90	(27,246)	298,961
Non-agency	104,465	—	(3,591)	100,874
Total commercial MBS	430,582	90	(30,837)	399,835
Residential MBS
Agency	1,571,036	665	(161,629)	1,410,072
Non-agency	78,888	1	(5,083)	73,806
Total residential MBS	1,649,924	666	(166,712)	1,483,878
Other securities	1,649	—	—	1,649
Total AFS securities	$3,302,775	$1,406	$(352,760)	$2,951,421

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

(1) Other bonds include asset-backed securities

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses for which an ACL has not been recorded at June 30, 2022 and December 31, 2021 and that are not deemed to be impaired as of those dates. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2022
U.S. government and agency securities	$62,470	$(5,882)	$3,199	$(42)	$65,669	$(5,924)
Obligations of states and political subdivisions	686,807	(131,328)	28,077	(11,474)	714,884	(142,802)
Corporate and other bonds(1)	162,871	(6,484)	—	—	162,871	(6,484)
Commercial MBS
Agency	237,590	(19,318)	48,976	(7,928)	286,566	(27,246)
Non-agency	84,220	(2,604)	16,654	(987)	100,874	(3,591)
Total commercial MBS	321,810	(21,922)	65,630	(8,915)	387,440	(30,837)
Residential MBS
Agency	1,002,897	(110,921)	346,933	(50,708)	1,349,830	(161,629)
Non-agency	61,820	(3,981)	11,868	(1,103)	73,688	(5,084)
Total residential MBS	1,064,717	(114,902)	358,801	(51,811)	1,423,518	(166,713)
Total AFS securities	$2,298,675	$(280,518)	$455,707	$(72,242)	$2,754,382	$(352,760)

December 31, 2021
U.S. government and agency securities	$64,474	$(115)	$3,900	$(45)	$68,374	$(160)
Obligations of states and political subdivisions	249,701	(2,020)	2,123	(53)	251,824	(2,073)
Corporate and other bonds(1)	21,134	(177)	703	(1)	21,837	(178)
Commercial MBS
Agency	175,588	(4,053)	3,172	(162)	178,760	(4,215)
Non-agency	33,759	(313)	11,029	(108)	44,788	(421)
Total commercial MBS	209,347	(4,366)	14,201	(270)	223,548	(4,636)
Residential MBS
Agency	1,140,701	(21,147)	106,104	(3,190)	1,246,805	(24,337)
Non-agency	48,392	(584)	12,716	(364)	61,108	(948)
Total residential MBS	1,189,093	(21,731)	118,820	(3,554)	1,307,913	(25,285)
Total AFS securities	$1,733,749	$(28,409)	$139,747	$(3,923)	$1,873,496	$(32,332)

(1) Other bonds include asset-backed securities

As of June 30, 2022, there were $445.7 million AFS securities, comprised of 113 individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of approximately $72.2 million. As of December 31, 2021, there were $139.7 million AFS securities, comprised of 33 individual securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $3.9 million.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at June 30, 2022 and December 31, 2021 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s MBS are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% SSFA rating.

The following table presents the amortized cost and estimated fair value of AFS securities as of June 30, 2022 and December 31, 2021, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$32,481	$32,235	$18,247	$18,317
Due after one year through five years	167,808	165,280	180,080	183,981
Due after five years through ten years	346,288	329,509	324,615	331,215
Due after ten years	2,756,198	2,424,397	2,925,842	2,948,137
Total AFS securities	$3,302,775	$2,951,421	$3,448,784	$3,481,650

Refer to Note 7 "Commitments and Contingencies" in Part I, Item I of this Quarterly Report for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of June 30, 2022 and December 31, 2021.

Held to Maturity

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. The Company’s HTM securities were all current, with no securities past due or on non-accrual at June 30, 2022 and December 31, 2021.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of June 30, 2022 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
June 30, 2022
U.S. government and agency securities	$2,178	$—	$(80)	$2,098
Obligations of states and political subdivisions	693,070	3,125	(33,413)	662,782
Commercial Agency MBS	29,404	—	(3,193)	26,211
Residential MBS
Agency	38,514	—	(3,833)	34,681
Non-agency	17,583	—	(136)	17,447
Total residential MBS	56,097	—	(3,969)	52,128
Total held-to-maturity securities	$780,749	$3,125	$(40,655)	$743,219

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2021 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
December 31, 2021
U.S. government and agency securities	$2,604	$—	$(29)	$2,575
Obligations of states and political subdivisions	620,873	65,982	(121)	686,734
Commercial Agency MBS	4,523	—	(58)	4,465
Total held-to-maturity securities	$628,000	$65,982	$(208)	$693,774

Credit Quality Indicators & Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. The Company’s HTM securities ACL was immaterial at June 30, 2022 and December 31, 2021. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. Substantially all of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of June 30, 2022 and December 31, 2021 by security type and credit rating (dollars in thousands):

	U.S. Government and Agency	Obligations of states and political	Mortgage-backed	Total HTM
	securities	subdivisions	securities	securities
June 30, 2022
Credit Rating:
AAA/AA/A	$—	$693,070	$—	$693,070
Not Rated - Agency(1)	2,178	—	67,918	70,096
Not Rated - Non-Agency	—	—	17,583	17,583
Total	$2,178	$693,070	$85,501	$780,749
December 31, 2021
Credit Rating:
AAA/AA/A	$—	$620,873	$—	$620,873
Not Rated - Agency(1)	2,604	—	4,523	7,127
Total	$2,604	$620,873	$4,523	$628,000

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies

The following table presents the amortized cost and estimated fair value of HTM securities as of June 30, 2022 and December 31, 2021, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$5,023	$4,971	$3,034	$3,027
Due after one year through five years	19,746	20,087	5,852	6,065
Due after five years through ten years	15,838	16,130	14,019	15,984
Due after ten years	740,142	702,031	605,095	668,698
Total HTM securities	$780,749	$743,219	$628,000	$693,774

Refer to Note 7 "Commitments and Contingencies" in Part I, Item I of this Quarterly Report for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of June 30, 2022 and December 31, 2021.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the FRB and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. Restricted stock consists of FRB stock in the amount of $67.0 million for June 30, 2022 and December 31, 2021 and FHLB stock in the amount of $20.9 million and $9.8 million as of June 30, 2022 and December 31, 2021, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Realized gains (losses)(1):
Gross realized gains	$—	$—
Gross realized losses	(2)	(2)
Net realized gains	$(2)	$(2)

Proceeds from sales of securities	$12,469	$12,469

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Realized gains (losses)(1):
Gross realized gains	$—	$138
Gross realized losses	—	(60)
Net realized gains	$—	$78

Proceeds from sales of securities	$—	$45,436

(1) Includes gains (losses) on sales and calls of securities

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The information included below reflects the impact of the CARES Act, as amended by the CAA, and the Joint Guidance. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2021 Form 10-K for information about COVID-19 and related legislative and regulatory developments.

The Company’s loans are stated at their face amount, net of deferred fees and costs, and consist of the following at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Construction and Land Development	$988,379	$862,236
Commercial Real Estate - Owner Occupied	1,965,702	1,995,409
Commercial Real Estate - Non-Owner Occupied	3,860,819	3,789,377
Multifamily Real Estate	762,502	778,626
Commercial & Industrial(1)	2,595,891	2,542,243
Residential 1-4 Family - Commercial	553,771	607,337
Residential 1-4 Family - Consumer	865,174	816,524
Residential 1-4 Family - Revolving	583,073	560,796
Auto	525,301	461,052
Consumer	180,045	176,992
Other Commercial(2)	774,751	605,251
Total LHFI, net of deferred fees and costs(3)	13,655,408	13,195,843
Allowance for loan and lease losses	(104,184)	(99,787)
Total LHFI, net	$13,551,224	$13,096,056

(1) Commercial & industrial loans include approximately $21.7 million and $145.3 million in loans from the PPP at June 30, 2022 and December 31, 2021, respectively.

(2) Other commercial loans include an insignificant amount of loans from the PPP at June 30, 2022 and included approximately $5.1 million in loans from the PPP at December 31, 2021.

(3) Total loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $44.8 million and $49.3 million as of June 30, 2022 and December 31, 2021, respectively.

The following table shows the aging of the Company’s loan portfolio, by class, at June 30, 2022 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$987,152	$645	$—	$1	$581	$988,379
Commercial Real Estate - Owner Occupied	1,957,733	1,374	807	792	4,996	1,965,702
Commercial Real Estate - Non-Owner Occupied	3,856,365	511	—	642	3,301	3,860,819
Multifamily Real Estate	762,502	—	—	—	—	762,502
Commercial & Industrial	2,589,714	2,581	546	322	2,728	2,595,891
Residential 1-4 Family - Commercial	549,138	1,944	474	184	2,031	553,771
Residential 1-4 Family - Consumer	849,738	594	1,646	1,112	12,084	865,174
Residential 1-4 Family - Revolving	576,908	1,368	731	997	3,069	583,073
Auto	522,834	1,841	213	134	279	525,301
Consumer	179,394	361	210	79	1	180,045
Other Commercial	774,411	11	—	329	—	774,751
Total LHFI	$13,605,889	$11,230	$4,627	$4,592	$29,070	$13,655,408
% of total loans	99.65%	0.08%	0.03%	0.03%	0.21%	100.00%

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2021 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$857,883	$1,357	$—	$299	$2,697	$862,236
Commercial Real Estate - Owner Occupied	1,987,133	1,230	152	1,257	5,637	1,995,409
Commercial Real Estate - Non-Owner Occupied	3,783,211	1,965	127	433	3,641	3,789,377
Multifamily Real Estate	778,429	84	—	—	113	778,626
Commercial & Industrial	2,536,100	1,161	1,438	1,897	1,647	2,542,243
Residential 1-4 Family - Commercial	601,946	1,844	272	990	2,285	607,337
Residential 1-4 Family - Consumer	795,821	3,368	2,925	3,013	11,397	816,524
Residential 1-4 Family - Revolving	554,652	1,493	363	882	3,406	560,796
Auto	458,473	1,866	249	241	223	461,052
Consumer	175,943	689	186	120	54	176,992
Other Commercial	605,214	37	—	—	—	605,251
Total LHFI	$13,134,805	$15,094	$5,712	$9,132	$31,100	$13,195,843
% of total loans	99.54%	0.11%	0.04%	0.07%	0.24%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of June 30, 2022 (dollars in thousands):

	June 30, 2022
	Nonaccrual	Nonaccrual With No ALLL	90 Days Past due and still Accruing
Construction and Land Development	$581	$—	$1
Commercial Real Estate - Owner Occupied	4,996	955	792
Commercial Real Estate - Non-Owner Occupied	3,301	—	642
Multifamily Real Estate	—	—	—
Commercial & Industrial	2,728	1	322
Residential 1-4 Family - Commercial	2,031	—	184
Residential 1-4 Family - Consumer	12,084	—	1,112
Residential 1-4 Family - Revolving	3,069	—	997
Auto	279	—	134
Consumer	1	—	79
Other Commercial	—	—	329
Total LHFI	$29,070	$956	$4,592

The following table shows the Company’s amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of December 31, 2021 (dollars in thousands):

	December 31, 2021
	Nonaccrual	Nonaccrual With No ALLL	90 Days Past due and still Accruing
Construction and Land Development	$2,697	$1,985	$299
Commercial Real Estate - Owner Occupied	5,637	970	1,257
Commercial Real Estate - Non-Owner Occupied	3,641	1,089	433
Multifamily Real Estate	113	—	—
Commercial & Industrial	1,647	1	1,897
Residential 1-4 Family - Commercial	2,285	—	990
Residential 1-4 Family - Consumer	11,397	—	3,013
Residential 1-4 Family - Revolving	3,406	—	882
Auto	223	—	241
Consumer	54	—	120
Total LHFI	$31,100	$4,045	$9,132

There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2022 and 2021. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2021 Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Debt Restructurings

As of June 30, 2022, the Company has TDRs totaling $18.0 million with an estimated $872,000 of allowance for those loans. As of December 31, 2021, the Company had TDRs totaling $18.0 million with an estimated $859,000 of allowance for those loans.

A TDR occurs when a lender, for economic or legal reasons, grants a concession to the borrower related to the borrower’s financial difficulties, that it would not otherwise consider. All loans that are considered to be TDRs are evaluated for credit losses in accordance with the Company’s ALLL methodology. For the three and six months ended June 30, 2022 and June 30, 2021, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by class, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022			December 31, 2021
	No. of	Recorded	Outstanding	No. of	Recorded	Outstanding
	Loans	Investment	Commitment	Loans	Investment	Commitment
Performing
Construction and Land Development	3	$162	$—	4	$201	$—
Commercial Real Estate - Owner Occupied	2	1,004	—	3	572	—
Residential 1-4 Family - Commercial	1	1,334	—	—	—	—
Residential 1-4 Family - Consumer	78	7,654	—	75	9,021	—
Residential 1-4 Family - Revolving	3	260	5	3	265	4
Consumer	2	14	—	2	15	—
Other Commercial	1	234	—	1	239	—
Total performing	90	$10,662	$5	88	$10,313	$4
Nonperforming
Commercial Real Estate - Owner Occupied	1	$17	$—	2	$830	$—
Commercial Real Estate - Non-Owner Occupied	3	1,206	—	3	1,357	—
Commercial & Industrial	3	634	—	3	729	—
Residential 1-4 Family - Commercial	3	377	—	3	388	—
Residential 1-4 Family - Consumer	25	4,966	—	24	4,239	—
Residential 1-4 Family - Revolving	3	98	—	3	99	—
Total nonperforming	38	$7,298	$—	38	$7,642	$—
Total performing and nonperforming	128	$17,960	$5	126	$17,955	$4

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three and six months ended June 30, 2022 and 2021, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Residential 1-4 Family - Commercial	—	$—	1	$1,334
Total interest only at market rate of interest	—	$—	1	$1,334

Term modification, at a market rate
Commercial Real Estate - Owner Occupied	—	$—	1	$766
Total loan term extended at a market rate	—	$—	1	$766

Term modification, below market rate
Residential 1-4 Family - Consumer	6	259	12	1,111
Total loan term extended at a below market rate	6	$259	12	$1,111

Total	6	$259	14	$3,211

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—	—	$—

Term modification, at a market rate
Residential 1-4 Family - Consumer	—	$—	2	$104
Total loan term extended at a market rate	—	$—	2	$104

Term modification, below market rate
Residential 1-4 Family - Consumer	3	$1,382	11	$1,824
Consumer	—	—	1	15
Total loan term extended at a below market rate	3	$1,382	12	$1,839

Interest rate modification, below market rate
Residential 1-4 Family - Commercial	—	$—	1	$45
Total interest only at below market rate of interest	—	$—	1	$45

Total	3	$1,382	15	$1,988

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by loan segment for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$79,771	$22,820	$102,591	$77,902	$21,885	$99,787
Loans charged-off	(1,007)	(950)	(1,957)	(1,766)	(1,700)	(3,466)
Recoveries credited to allowance	392	626	1,018	1,118	1,413	2,531
Provision charged to operations	(1,743)	4,275	2,532	159	5,173	5,332
Balance at end of period	$77,413	$26,771	$104,184	$77,413	$26,771	$104,184

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$106,432	$36,479	$142,911	$117,403	$43,137	$160,540
Loans charged-off	(891)	(1,054)	(1,945)	(2,865)	(2,721)	(5,586)
Recoveries credited to allowance	1,042	834	1,876	2,648	1,697	4,345
Provision charged to operations	(16,746)	(7,835)	(24,581)	(27,349)	(13,689)	(41,038)
Balance at end of period	$89,837	$28,424	$118,261	$89,837	$28,424	$118,261

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

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of June 30, 2022 (dollars in thousands):

	June 30, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Construction and Land Development
Pass	$156,570	$471,758	$195,617	$36,189	$33,898	$44,691	$21,766	$960,489
Watch	—	674	—	11,532	395	2,263	—	14,864
Special Mention	525	2,423	280	—	—	714	—	3,942
Substandard	1,252	2,841	41	215	1,367	3,368	—	9,084
Total Construction and Land Development	$158,347	$477,696	$195,938	$47,936	$35,660	$51,036	$21,766	$988,379

Commercial Real Estate - Owner Occupied
Pass	$129,426	$208,347	$272,284	$296,721	$239,188	$691,413	$23,338	$1,860,717
Watch	1,078	180	2,213	9,010	12,733	43,770	850	69,834
Special Mention	645	—	275	5,862	923	8,717	46	16,468
Substandard	—	200	—	2,096	1,629	14,159	599	18,683
Total Commercial Real Estate - Owner Occupied	$131,149	$208,727	$274,772	$313,689	$254,473	$758,059	$24,833	$1,965,702

Commercial Real Estate - Non-Owner Occupied
Pass	$238,369	$662,586	$396,206	$491,364	$384,359	$1,437,218	$46,811	$3,656,913
Watch	—	2,151	826	31,352	22,785	36,046	11	93,171
Special Mention	545	—	10,541	13,172	20,652	9,326	—	54,236
Substandard	—	—	—	22,979	19,084	14,284	152	56,499
Total Commercial Real Estate - Non-Owner Occupied	$238,914	$664,737	$407,573	$558,867	$446,880	$1,496,874	$46,974	$3,860,819

Commercial & Industrial
Pass	$326,629	$600,456	$341,948	$202,253	$98,356	$156,743	$767,050	$2,493,435
Watch	1,279	1,101	16,474	1,679	13,438	3,222	25,714	62,907
Special Mention	—	190	1,250	6,748	392	802	4,216	13,598
Substandard	—	565	217	4,210	14,958	1,827	4,174	25,951
Total Commercial & Industrial	$327,908	$602,312	$359,889	$214,890	$127,144	$162,594	$801,154	$2,595,891

Multifamily Real Estate
Pass	$49,869	$79,460	$208,827	$75,029	$77,680	$265,181	$2,297	$758,343
Watch	—	—	—	355	450	429	—	1,234
Special Mention	—	—	2,223	613	—	89	—	2,925
Total Multifamily Real Estate	$49,869	$79,460	$211,050	$75,997	$78,130	$265,699	$2,297	$762,502

Residential 1-4 Family - Commercial
Pass	$27,352	$103,370	$82,187	$56,185	$39,218	$216,212	$1,105	$525,629
Watch	—	—	625	870	3,002	5,947	115	10,559
Special Mention	—	—	1,495	—	4,807	3,629	—	9,931
Substandard	—	91	—	2,764	482	4,016	299	7,652
Total Residential 1-4 Family - Commercial	$27,352	$103,461	$84,307	$59,819	$47,509	$229,804	$1,519	$553,771

Other Commercial
Pass	$152,527	$218,874	$162,699	$119,323	$3,745	$75,548	$35,913	$768,629
Watch	—	—	—	—	558	5,235	—	5,793
Substandard	—	—	—	—	—	234	95	329
Total Other Commercial	$152,527	$218,874	$162,699	$119,323	$4,303	$81,017	$36,008	$774,751

Total Commercial
Pass	$1,080,742	$2,344,851	$1,659,768	$1,277,064	$876,444	$2,887,006	$898,280	$11,024,155
Watch	2,357	4,106	20,138	54,798	53,361	96,912	26,690	258,362
Special Mention	1,715	2,613	16,064	26,395	26,774	23,277	4,262	101,100
Substandard	1,252	3,697	258	32,264	37,520	37,888	5,319	118,198
Total Commercial	$1,086,066	$2,355,267	$1,696,228	$1,390,521	$994,099	$3,045,083	$934,551	$11,501,815

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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of June 30, 2022 (dollars in thousands):

	June 30, 2022
	Term Loans Amortized Cost Basis by Origination Year

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Residential 1-4 Family - Consumer
Current	$124,295	$246,560	$165,049	$39,693	$24,195	$249,933	$13	$849,738
30-59 Days Past Due	—	—	—	65	152	377	—	594
60-89 Days Past Due	—	—	—	40	225	1,381	—	1,646
90+ Days Past Due	—	—	—	45	—	1,067	—	1,112
Nonaccrual	—	436	—	270	854	10,524	—	12,084
Total Residential 1-4 Family - Consumer	$124,295	$246,996	$165,049	$40,113	$25,426	$263,282	$13	$865,174

Residential 1-4 Family - Revolving
Current	$52,236	$15,442	$6,011	$1,762	$851	$480	$500,126	$576,908
30-59 Days Past Due	—	—	—	—	—	—	1,368	1,368
60-89 Days Past Due	—	—	—	—	—	—	731	731
90+ Days Past Due	—	—	—	—	—	—	997	997
Nonaccrual	—	—	60	—	16	—	2,993	3,069
Total Residential 1-4 Family - Revolving	$52,236	$15,442	$6,071	$1,762	$867	$480	$506,215	$583,073

Auto
Current	$146,027	$183,137	$100,055	$57,027	$22,705	$13,883	$—	$522,834
30-59 Days Past Due	189	631	267	339	176	239	—	1,841
60-89 Days Past Due	24	54	55	53	—	27	—	213
90+ Days Past Due	26	10	54	41	—	3	—	134
Nonaccrual	—	32	92	93	21	41	—	279
Total Auto	$146,266	$183,864	$100,523	$57,553	$22,902	$14,193	$—	$525,301

Consumer
Current	$31,089	$19,340	$13,178	$30,036	$22,274	$23,930	$39,547	$179,394
30-59 Days Past Due	6	3	48	107	115	56	26	361
60-89 Days Past Due	52	—	13	70	70	5	—	210
90+ Days Past Due	—	45	1	1	31	—	1	79
Nonaccrual	—	—	—	—	—	1	—	1
Total Consumer	$31,147	$19,388	$13,240	$30,214	$22,490	$23,992	$39,574	$180,045

Total Consumer
Current	$353,647	$464,479	$284,293	$128,518	$70,025	$288,226	$539,686	$2,128,874
30-59 Days Past Due	195	634	315	511	443	672	1,394	4,164
60-89 Days Past Due	76	54	68	163	295	1,413	731	2,800
90+ Days Past Due	26	55	55	87	31	1,070	998	2,322
Nonaccrual	—	468	152	363	891	10,566	2,993	15,433
Total Consumer	$353,944	$465,690	$284,883	$129,642	$71,685	$301,947	$545,802	$2,153,593

The Company did not have any material revolving loans convert to term during the six months ended June 30, 2022.

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

In the normal course of business, the Company routinely monitors the impact of the changes in the financial markets and includes these assessments in the Company’s impairment process. The Company determined that there was no impairment to its goodwill or intangible assets as of the balance sheet date.

Effective June 30, 2022, the Company, the Bank, and CSP completed the sale of DHFB, which was formerly a subsidiary of the Bank, resulting in a reduction in both the Company’s goodwill of $10.3 million and intangible assets of $5.7 million.

Amortization expense of intangibles for the three and six months ended June 30, 2022 and 2021 totaled $2.9 million and $6.0 million, and $3.6 million and $7.3 million, respectively.

As of June 30, 2022, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining six months of 2022	$4,860
2023	8,518
2024	6,753
2025	5,154
2026	3,559
Thereafter	2,777
Total estimated amortization expense	$31,621

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

At lease inception the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In certain cases, the Company obtains lessee-provided residual value guarantees and third-party RVI to reduce its residual asset risk. At June 30, 2022 and December 31, 2021, the carrying value of residual assets covered by residual value guarantees and RVI was $31.8 million and $23.0 million, respectively.

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

Total net investment in sales-type and direct financing leases consists of the following (dollars in thousands):

	June 30, 2022	December 31, 2021
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$244,356	$199,423
Unguaranteed residual values, net of unearned income and deferred selling profit	11,414	8,911
Total net investment in sales-type and direct financing leases	$255,770	$208,334

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

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information (dollars in thousands):

	June 30, 2022		December 31, 2021
	Operating	Finance	Operating	Finance
ROU assets	$32,947	$6,047	$40,653	$6,506
Lease liabilities	45,769	8,888	50,742	9,477
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	6.56	6.58	6.75	7.08
Weighted-average discount rate (1)	2.60%	1.17%	2.57%	1.17%

(1)An incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date

	Six months ended June 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$53	$60
Operating Cash Flows from Operating Leases	5,756	5,988
Financing Cash Flows from Finance Leases	589	566
ROU assets obtained in exchange for lease obligations:
Operating leases	$424	$2,164

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net Operating Lease Cost	$2,230	$2,532	$4,542	$5,081
Finance Lease Cost:
Amortization of right-of-use assets	230	230	459	459
Interest on lease liabilities	26	30	53	60
Total Lease Cost	$2,486	$2,792	$5,054	$5,600

The maturities of lessor and lessee arrangements outstanding at June 30, 2022 are presented in the table below (dollars in thousands):

	June 30, 2022
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining six months of 2022	$32,605	$5,560	$650
2023	60,499	10,313	1,325
2024	57,677	9,206	1,358
2025	43,809	7,055	1,392
2026	29,998	4,640	1,427
Thereafter	42,578	13,449	3,088
Total undiscounted cash flows	267,166	50,223	9,240
Less: Adjustments (1)	22,810	4,454	352
Total (2)	$244,356	$45,769	$8,888

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

Total short-term borrowings consist of the following as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30,	December 31,
	2022	2021
Securities sold under agreements to repurchase	$118,658	$117,870
FHLB Advances	290,000	—
Total short-term borrowings	$408,658	$117,870

Average outstanding balance during the period	$241,289	$113,030
Average interest rate during the period	0.48%	0.10%
Average interest rate at end of period	0.90%	0.07%

The Bank maintains federal funds lines with several correspondent banks, the available balance was $1.0 billion and $997.0 million at June 30, 2022 and December 31, 2021 respectively. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both June 30, 2022 and December 31, 2021. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is in compliance with these covenants as of June 30, 2022 and December 31, 2021. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $5.9 billion and $6.0 billion at June 30, 2022 and December 31, 2021 respectively.

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

In connection with several previous bank acquisitions, the Company issued $58.5 million and acquired $87.0 million of trust preferred capital notes. Most recently, in connection with the acquisition of Access on February 1, 2019, the Company acquired additional trust preferred capital notes totaling $5.0 million. The remaining fair value discount on all acquired trust preferred capital notes was $12.9 million and $13.3 million at June 30, 2022 and December 31, 2021, respectively.

Total long-term borrowings consist of the following as of June 30, 2022 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	5.04%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	3.69%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	5.02%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	5.39%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	5.39%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	4.94%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	3.79%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	3.84%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	5.14%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt(3)(4)
2031 Subordinated Debt	250,000	-%	2.875%	12/15/2031
Total Subordinated Debt(5)	$250,000
Fair Value Discount(6)	(15,869)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$389,290

(1) Rate as of June 30, 2022. Calculated using non-rounded numbers.

(2) The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other assets" on the Company’s Consolidated Balance Sheets.

(3) The remaining issuance discount as of June 30, 2022 is $3.0 million.

(4) Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.

(5) Fixed-to-floating rate notes. On December 15, 2026, the interest rate changes to a floating rate of the then current Three-Month Term SOFR plus a spread of 186 bps through its maturity date. The notes may be redeemed before maturity on or after December 15, 2026.

(6) Remaining discounts of $12.9 million and $3.0 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

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

(6) Remaining discounts of $13.3 million and $3.1 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of June 30, 2022, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
For the remaining six months of 2022	$—	$—	$(573)	$(573)
2023	—	—	(1,162)	(1,162)
2024	—	—	(1,187)	(1,187)
2025	—	—	(1,211)	(1,211)
2026	—	—	(1,236)	(1,236)
Thereafter	155,159	250,000	(10,500)	394,659
Total long-term borrowings	$155,159	$250,000	$(15,869)	$389,290

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss and funding information, current and future economic conditions, risk ratings, and past due status among other factors in the consideration of expected credit losses in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold. As of June 30, 2022 and December 31, 2021, the Company’s RUC and indemnification reserve was $9.4 million and $8.4 million, respectively.

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

The following table presents the balances of commitments and contingencies as of the following dates (dollars in thousands):

	June 30, 2022	December 31, 2021
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$5,253,798	$5,825,557
Letters of credit	154,241	152,506
Total commitments with off-balance sheet risk	$5,408,039	$5,978,063
(1) Includes unfunded overdraft protection.

As of June 30, 2022, the Company had approximately $204.2 million in deposits in other financial institutions of which $180.8 million served as collateral for cash flow and loan swap derivatives. As of December 31, 2021, the Company had approximately $187.4 million in deposits in other financial institutions of which $82.3 million served as collateral for the Company’s derivative interest rate contracts. The Company had approximately $20.0 million and $102.0 million in deposits in other financial institutions that were uninsured at June 30, 2022 and December 31, 2021, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

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

The Company pledges collateral to secure various financing and other activities that occur during the normal course of business as part of the liquidity management strategy. The following tables present the types of collateral pledged at June 30, 2022 and December 31, 2021 (dollars in thousands):

	Pledged Assets as of June 30, 2022
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$579,459	$498,568	$—	$1,078,027
Repurchase agreements	—	124,242	—	—	124,242
FHLB advances	—	38,944	—	2,592,215	2,631,159
Derivatives	180,786	59,353	—	—	240,139
Fed Funds	—	—	—	435,262	435,262
Other purposes	—	27,610	869	—	28,479
Total pledged assets	$180,786	$829,608	$499,437	$3,027,477	$4,537,308

	Pledged Assets as of December 31, 2021
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$703,489	$472,243	$—	$1,175,732
Repurchase agreements	—	130,217	—	—	130,217
FHLB advances	—	43,722	—	4,263,259	4,306,981
Derivatives	82,299	65,053	—	—	147,352
Fed Funds	—	—	—	392,067	392,067
Other purposes	—	22,003	985	—	22,988
Total pledged assets	$82,299	$964,484	$473,228	$4,655,326	$6,175,337

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

At June 30, 2022 and December 31, 2021, the Company had interest rate swaps designated and qualifying as cash flow hedges of the Company’s forecasted variable interest receipts on variable rate loans due to changes in the interest rate with a notional amount of $500 million. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.

Fair Value Hedges

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At June 30, 2022 and December 31, 2021, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $86.2 million and $88.6 million, respectively, and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $7.8 million and an unrealized loss of $620,000, respectively.

AFS Securities: The Company has entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate AFS securities. At June 30, 2022 and December 31, 2021, the aggregate notional amount of the related hedged items of the AFS securities totaled $50.0 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized loss of $23,000 and $4.1 million, respectively.

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

The following table summarizes key elements of the Company’s derivative instruments as of June 30, 2022 and December 31, 2021, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	June 30, 2022			December 31, 2021
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$500,000	$—	$—	$500,000	$—	$—
Fair value hedges	136,220	1,171	37	138,606	—	5,387
Derivatives not designated as accounting hedges:
Interest rate contracts (3)	5,222,073	34,354	146,260	5,017,574	73,696	49,051

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

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022		December 31, 2021
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$96,577	$9	$112,562	$4,051
Loans	86,220	(7,787)	88,606	546

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2022 and December 31, 2021, the amortized cost basis of this portfolio was $97 million and $113 million, respectively, and the cumulative basis adjustment associated with this hedge was $9,000 and $4.1 million, respectively. The amount of the designated hedged item at June 30, 2022 and December 31, 2021 totaled $50 million.

(2) Carrying value represents amortized cost.

9. STOCKHOLDERS’ EQUITY

Repurchase Programs

On December 10, 2021, the Company’s Board of Directors authorized a new share Repurchase Program to purchase up to $100.0 million of the Company’s common stock through December 9, 2022 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and / or Rule 10b-18 under the Exchange Act. As part of the Repurchase Program, approximately 1.3 million shares (or $48.2 million) were repurchased during the six months ended June 30, 2022, and of these shares approximately 649,000 shares (or $23.2 million) were repurchased during the second quarter of 2022. Approximately $51.8 million of share repurchases remain available under the Repurchase Program at June 30, 2022.

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the three and six months ended June 30, 2022 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - March 31, 2022	$(164,204)	$30	$(24,880)	$(2,429)	$(191,483)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(113,374)	—	(11,572)	—	(124,946)
Amounts reclassified from AOCI into earnings	1	(5)	—	150	146
Net current period other comprehensive (loss) income	(113,373)	(5)	(11,572)	150	(124,800)
Balance - June 30, 2022	$(277,577)	$25	$(36,452)	$(2,279)	$(316,283)

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
Balance - December 31, 2021	$22,763	$35	$(1,567)	$(2,596)	$18,635
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(300,341)	—	(34,885)	—	(335,226)
Amounts reclassified from AOCI into earnings	1	(10)	—	317	308
Net current period other comprehensive (loss) income	(300,340)	(10)	(34,885)	317	(334,918)
Balance - June 30, 2022	$(277,577)	$25	$(36,452)	$(2,279)	$(316,283)

The change in AOCI for the three and six months ended June 30, 2021 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
Balance - March 31, 2021	$40,974	$50	$(1,475)	$(3,048)	$36,501
Other comprehensive (loss) income:
Other comprehensive income before reclassification	13,818	—	2,607	—	16,425
Amounts reclassified from AOCI into earnings	—	(5)	—	151	146
Net current period other comprehensive (loss) income	13,818	(5)	2,607	151	16,571
Balance - June 30, 2021	$54,792	$45	$1,132	$(2,897)	$53,072

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
Balance - December 31, 2020	$74,161	$55	$—	$(3,201)	$71,015
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassification	(19,307)	—	1,179	—	(18,128)
Amounts reclassified from AOCI into earnings	(62)	(10)	(47)	304	185
Net current period other comprehensive (loss) income	(19,369)	(10)	1,132	304	(17,943)
Balance - June 30, 2021	$54,792	$45	$1,132	$(2,897)	$53,072

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

Derivative Instruments

As discussed in Note 8 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using BVAL derivative pricing functions. No material differences were identified during the validation as of June 30, 2022 and December 31, 2021. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of June 30, 2022 and December 31, 2021 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company primarily uses BVAL an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2022 and December 31, 2021.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value Measurements at June 30, 2022 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$58,817	$6,923	$—	$65,740
Obligations of states and political subdivisions	—	822,427	—	822,427
Corporate and other bonds(1)	—	177,892	—	177,892
MBS	—	1,883,713	—	1,883,713
Other securities	—	1,649	—	1,649
LHFS	—	15,866	—	15,866
Derivatives:
Interest rate contracts	—	34,354	—	34,354
Fair value hedges	—	1,171	—	1,171

LIABILITIES
Derivatives:
Interest rate contracts	$—	$146,260	$—	$146,260
Fair value hedges	—	37	—	37

(1) Other bonds include asset-backed securities.

	Fair Value Measurements at December 31, 2021 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$64,474	$9,375	$—	$73,849
Obligations of states and political subdivisions	—	1,008,396	—	1,008,396
Corporate and other bonds(1)	—	153,376	—	153,376
MBS	—	2,244,389	—	2,244,389
Other securities	—	1,640	—	1,640
LHFS	—	20,861	—	20,861
Derivatives:
Interest rate contracts	—	73,696	—	73,696

LIABILITIES
Derivatives:
Interest rate contracts	$—	$49,051	$—	$49,051
Fair value hedges	—	5,387	—	5,387

(1) Other bonds include asset-backed securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to foreclosed properties, former bank premises, and collateral-dependent loans that are individually assessed. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The assets for which a nonrecurring fair value measurement was recorded were $9.4 million and $11.3 million during the periods ended June 30, 2022 and December 31, 2021 respectively. The nonrecurring valuation adjustments for these assets did not have a material impact on the Company’s consolidated financial statements.

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

The Company primarily uses BVAL, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2022 and December 31, 2021. The Company’s Level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2022 and December 31, 2021.

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

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2022 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$241,376	$241,376	$—	$—	$241,376
AFS securities	2,951,421	58,817	2,892,604	—	2,951,421
HTM securities	780,749	—	738,397	4,822	743,219
Restricted stock	87,908	—	87,908	—	87,908
LHFS	15,866	—	15,866	—	15,866
Net loans	13,551,224	—	—	13,058,756	13,058,756
Derivatives:
Interest rate contracts	34,354	—	34,354	—	34,354
Fair value hedges	1,171	—	1,171	—	1,171
Accrued interest receivable	67,231	—	67,231	—	67,231
BOLI	436,703	—	436,703	—	436,703

LIABILITIES
Deposits	$16,128,635	$—	$16,142,580	$—	$16,142,580
Borrowings	797,948	—	466,601	—	466,601
Accrued interest payable	1,349	—	1,349	—	1,349
Derivatives:
Interest rate contracts	146,260	—	146,260	—	146,260
Fair value hedges	37	—	37	—	37

	Fair Value Measurements at December 31, 2021 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$802,501	$802,501	$—	$—	$802,501
AFS securities	3,481,650	64,474	3,417,176	—	3,481,650
HTM securities	628,000	—	686,733	7,041	693,774
Restricted stock	76,825	—	76,825	—	76,825
LHFS	20,861	—	20,861	—	20,861
Net loans	13,096,056	—	—	12,861,274	12,861,274
Derivatives:
Interest rate contracts	73,696	—	73,696	—	73,696
Accrued interest receivable	65,015	—	65,015	—	65,015
BOLI	431,517	—	431,517	—	431,517

LIABILITIES
Deposits	$16,611,068	$—	$16,630,087	$—	$16,630,087
Borrowings	506,594	—	488,796	—	488,796
Accrued interest payable	933	—	933	—	933
Derivatives:
Interest rate contracts	49,051	—	49,051	—	49,051
Fair value hedges	5,387	—	5,387	—	5,387

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when market interest rates change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. Borrowers with fixed rate obligations, however, are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

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

Noninterest income disaggregated by major source for the three and six months ended June 30, 2022 and 2021, consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$5,305	$4,136	$10,299	$7,217
Maintenance fees & other	2,735	2,471	5,338	4,899
Other service charges, commissions, and fees (1)	1,709	1,735	3,364	3,436
Interchange fees(1)	2,268	2,203	4,078	4,050
Fiduciary and asset management fees (1):
Trust asset management fees	3,299	2,985	6,690	5,893
Registered advisor management fees	2,438	2,463	5,088	4,790
Brokerage management fees	1,202	1,371	2,416	2,611
Mortgage banking income	2,200	4,619	5,317	12,874
Bank owned life insurance income	2,716	3,209	5,413	5,475
Loan-related interest rate swap fees	2,600	1,321	6,460	3,075
Other operating income (2)	11,814	1,953	13,976	5,131
Total noninterest income	$38,286	$28,466	$68,439	$59,451

(1) Income within scope of Topic 606.

(2) Includes a $9.1 million gain related to the sale of DHFB, for the three and six months ended June 30, 2022.

12. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

The following table presents basic and diluted EPS calculations for the three and six months ended June 30, 2022 and 2021 (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income:
Net Income	$62,226	$85,384	$105,916	$141,573
Less: Preferred Stock Dividends	2,967	2,967	5,934	5,934
Net income available to common shareholders	$59,259	$82,417	$99,982	$135,639

Weighted average shares outstanding, basic	74,848	78,820	75,194	78,842
Dilutive effect of stock awards	2	24	7	22
Weighted average shares outstanding, diluted	74,850	78,844	75,201	78,864

Earnings per common share, basic	$0.79	$1.05	$1.33	$1.72
Earnings per common share, diluted	$0.79	$1.05	$1.33	$1.72

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through August 4, 2022, the date the financial statements were issued.

On July 28, 2022, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on September 1, 2022 to preferred shareholders of record as of August 17, 2022.

The Company’s Board of Directors also declared a quarterly dividend of $0.30 per share of common stock. The common stock dividend is payable on August 26, 2022 to common shareholders of record as of August 12, 2022.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation (the Company) as of June 30, 2022, the related consolidated statements of income, comprehensive income, and stockholders’ equity for the three and six-month periods ended June 30, 2022 and 2021, the consolidated statements of changes in cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 4, 2022

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

In management’s discussion and analysis, the Company provides certain financial information determined by methods other than in accordance with U.S. GAAP. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance. Non-GAAP financial measures may be identified with the symbol (+) and may be labeled as adjusted.  Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable GAAP financial measures in accordance with GAAP.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding future interest rate environments and potential impacts on the Company’s net interest margin, future economic conditions, and loan and securities portfolios, and the impacts of the COVID-19 pandemic, and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to the effects of or changes in:

●	market interest rates and the impacts on macroeconomic conditions, customer and client behavior, the Company’s funding costs and the Company’s loan and securities portfolios;
●	inflation and its impacts on economic growth and customer and client behavior;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth;
●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	the quality or composition of the loan or investment portfolios and changes therein;
●	demand for loan products and financial services in the Company’s market area;
●	the Company’s ability to manage its growth or implement its growth strategy;

●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	the Company’s ability to recruit and retain key employees;
●	real estate values in the Bank’s lending area;
●	an insufficient ACL;
●	changes in accounting principles, including, without limitation, relating to the CECL methodology;
●	the Company’s liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;
●	the Company’s ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts (such as the ongoing conflict between Russia and Ukraine) or public health events (such as COVID-19), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth;
●	the effect of steps the Company takes in response to the COVID-19 pandemic, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the speed and efficacy of vaccine and treatment developments, the impact of loosening or tightening of government restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein;
●	the discontinuation of LIBOR and its impact on the financial markets, and the Company’s ability to manage operational, legal and compliance risks related to the discontinuation of LIBOR and implementation of one or more alternate reference rates,
●	performance by the Company’s counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and MBS;
●	legislative or regulatory changes and requirements;
●	potential claims, damages, and fines related to litigation or government actions;
●	the effects of changes in federal, state or local tax laws and regulations;
●	changes to applicable accounting principles and guidelines; and
●	other factors, many of which are beyond the control of the Company.

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

Effective June 30, 2022, the Company completed the sale of DHFB, which was formerly a subsidiary of the Bank.

Shares of the Company’s common stock are traded on the Nasdaq Global Select Market under the symbol "AUB". Additional information is available on the Company’s website at https://investors.atlanticunionbank.com. The information contained on the Company’s website is not a part of or incorporated into this Quarterly Report.

RESULTS OF OPERATIONS

SIGNIFICANT ACTIVITIES

Share Repurchase Program

On December 10, 2021, the Company’s Board of Directors authorized a share repurchase program to purchase up to $100.0 million of the Company’s common stock through December 9, 2022 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and / or Rule 10b-18 under the Exchange Act. As part of the Repurchase Program, approximately 1.3 million shares (or $48.2 million) were repurchased during the six months ended June 30, 2022, and of these shares approximately 649,000 shares (or $23.2 million) were repurchased during the second quarter of 2022. At June 30, 2022, approximately $51.8 million of share repurchases remain available under the Repurchase Program.

Strategic Initiatives

During the fourth quarter of 2021, the Company took certain actions to reduce expenses in light of the period's prevailing and expected operating environment, including the closure of the Company’s operations center and consolidation of 16 branches, all of which were completed in March 2022. These actions resulted in restructuring expenses in the first quarter of 2022 of approximately $5.5 million, primarily related to lease and other asset write downs, as well as severance costs. There were no significant branch closing and facility consolidation costs for the quarter ended June 30, 2022.

COVID-19 UPDATE

The Company’s financial performance generally, and in particular the ability of its borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent on the business environment in its primary markets where it operates and in the United States as a whole. COVID-19 has had, and may have in the future, a wide range of economic impacts nationally and in the Company’s primary markets. The Company will carefully monitor any future economic impacts attributable to the COVID-19 pandemic and potential impact on the Company’s borrowers and their ability to repay loans.

Since the start of the pandemic, the Company has taken and is continuing to take precautions to protect the safety and well-being of the Bank’s employees and customers during COVID-19. The Bank continues to follow guidance issued by the Centers for Disease Control and Prevention, state health authorities, and state and local executive orders where our branches and corporate offices are located. The Bank remains focused on the safety and well-being of its employees and customers during COVID-19 and is committed to safely and responsibly operating its branch network and maintaining appropriate staffing in each branch.

COVID-19 has adversely affected the Company’s business, financial condition, and results of operations since the first quarter of 2020. The duration, nature and severity of future impacts of COVID-19 on the Company’s operational and financial performance will depend on future developments with respect to COVID-19, many of which remain highly uncertain and cannot be predicted.

SUMMARY OF QUARTERLY FINANCIAL RESULTS

Second Quarter Net Income and Performance Metrics

●	Net income available to common shareholders was $59.3 million and basic and diluted EPS was $0.79 for the second quarter of 2022, compared to $82.4 million and $1.05 for the second quarter of 2021.
●	Adjusted operating earnings available to common shareholders(+) totaled $51.3 million and diluted adjusted operating EPS(+) was $0.69 for the second quarter of 2022, compared to adjusted operating earnings available to common shareholders(+) of $82.4 million and diluted adjusted operating EPS(+) of $1.05 for the second quarter of 2021.

Six Month Net Income and Performance Metrics

●	Net income available to common shareholders was $100.0 million and basic and diluted EPS was $1.33 for the first six months of 2022, compared to $135.6 million and $1.72 for the first six months of 2021.
●	Adjusted operating earnings available to common shareholders(+) totaled $96.4 million and diluted adjusted operating EPS(+) was $1.28 for the first six months of 2022, compared to adjusted operating earnings available to common shareholders(+) of $147.9 million and diluted adjusted operating EPS(+) of $1.88 for the first six months of 2021.

Sale of Dixon, Hubard, Feinour & Brown, Inc.

●	Effective June 30, 2022, the Company transferred its ownership interest in DHFB, which was formerly a subsidiary of the Bank to CSP in exchange for a minority ownership interest in CSP, resulting in a $9.1 million pre-tax gain.

Balance Sheet

●	At June 30, 2022, total assets were $19.7 billion, a decrease of $403.0 million or approximately 4.1% (annualized) from December 31, 2021. The decrease in total assets was primarily due to a decline in the investment securities portfolio of $366.4 million primarily due to the impact of market interest rate increases on the market value of the AFS securities portfolio, partially offset by the net impact of the decrease in cash and cash equivalents of $561.1 million, which was deployed primarily to fund loans which increased by $460.0 million from December 31, 2021, but also reflects the impact of net deposit outflows. The Company may experience additional declines in the market value of the AFS securities portfolio if market interest rates continue to increase through the remainder of 2022.
●	LHFI (net of deferred fees and costs) were $13.7 billion, including $21.7 million in PPP loans at June 30, 2022, an increase of $460.0 million or 7.0% (annualized) from December 31, 2021. Excluding the impact of the PPP(+), LHFI (net of deferred fees and costs) increased $588.2 million or 9.1% (annualized) during this period.
●	Total deposits were $16.1 billion at June 30, 2022, a decrease of $482.4 million or 5.9% (annualized) from December 31, 2021.

Net Interest Income

	For the Three Months Ended
	June 30,
	2022	2021	Change

	(Dollars in thousands)
Average interest-earning assets	$17,646,470	$17,868,938	$(222,468)
Interest and dividend income	$148,755	$150,852	$(2,097)
Interest and dividend income (FTE) (+)	$152,332	$153,996	$(1,664)
Yield on interest-earning assets	3.38%	3.39%	(1)	bps
Yield on interest-earning assets (FTE) (+)	3.46%	3.46%	—	bps
Average interest-bearing liabilities	$11,590,351	$11,846,623	$(256,272)
Interest expense	$9,988	$10,304	$(316)
Cost of interest-bearing liabilities	0.35%	0.35%	—	bps
Cost of funds	0.22%	0.23%	(1)	bps
Net interest income	$138,767	$140,548	$(1,781)
Net interest income (FTE) (+)	$142,344	$143,692	$(1,348)
Net interest margin	3.15%	3.15%	—	bps
Net interest margin (FTE) (+)	3.24%	3.23%	1	bps

For the second quarter of 2022, net interest income was $138.8 million, a decrease of $1.8 million from the second quarter of 2021. For the second quarter of 2022, net interest income (FTE)(+) was $142.3 million, a decrease of $1.3 million from the second quarter of 2021. In the second quarter of 2022, net interest margin was consistent with the second quarter of 2021, and net interest margin (FTE)(+) increased 1 basis point to 3.24% from 3.23% compared to the second quarter of 2021. The declines in net interest income and net interest income (FTE)(+) were primarily the result of lower PPP interest income and fees, partially offset by higher interest income as a result of adjusted loan growth(+), and higher investment interest income due to growth in the average balance of the investment portfolio.

	For the Six Months Ended
	June 30,
	2022	2021	Change

	(Dollars in thousands)
Average interest-earning assets	$17,765,085	$17,781,005	$(15,920)
Interest and dividend income	$287,212	$298,525	$(11,313)
Interest and dividend income (FTE) (+)	$294,124	$304,722	$(10,598)
Yield on interest-earning assets	3.26%	3.39%	(13)	bps
Yield on interest-earning assets (FTE) (+)	3.34%	3.46%	(12)	bps
Average interest-bearing liabilities	$11,693,601	$11,955,610	$(262,009)
Interest expense	$17,514	$23,079	$(5,565)
Cost of interest-bearing liabilities	0.30%	0.39%	(9)	bps
Cost of funds	0.20%	0.27%	(7)	bps
Net interest income	$269,698	$275,446	$(5,748)
Net interest income (FTE) (+)	$276,610	$281,643	$(5,033)
Net interest margin	3.06%	3.12%	(6)	bps
Net interest margin (FTE) (+)	3.14%	3.19%	(5)	bps

For the first six months of 2022, net interest income was $269.7 million, a decrease of $5.7 million from the same period of 2021. For the first six months of 2022, net interest income (FTE)(+) was $276.6 million, a decrease of $5.0 million from the same period of 2021. In the first six months of 2022, net interest margin decreased 6 bps to 3.06% from 3.12% in the first six months of 2021, and net interest margin (FTE)(+) decreased 5 bps to 3.14% from 3.19% in the first six months of 2021. The declines in net interest margin and net interest margin (FTE)(+) were primarily the result of lower PPP interest income and fees, partially offset by higher interest income as a result of adjusted loan growth(+), and higher investment interest income due to growth in the average balance of the investment portfolio, and lower cost of funds.

On March 16, 2022, the FOMC began to increase its Federal Funds target rates to a range of 0.25% to 0.50%, which was the first increase since December 2018. The FOMC further increased the target rates in May, June, and July 2022 to its current range of 2.25% to 2.5%. The FOMC also foreshadowed potential further increases to the target rates throughout the year and also confirmed the continued reduction to the Federal Reserve’s holdings of U.S. Treasury securities and agency debt and agency mortgage-backed securities. The Company anticipates that these FOMC actions will result in an expansion on its net interest margin due to the Company’s asset-sensitive position at June 30, 2022. Refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 3 of this Quarterly Report for additional information about the Company’s interest rate sensitivity.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2022			2021
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$2,322,024	$14,695	2.54%	$2,028,637	$10,519	2.08%
Tax-exempt	1,608,888	13,465	3.36%	1,391,692	12,249	3.53%
Total securities	3,930,912	28,160	2.87%	3,420,329	22,768	2.67%
Loans, net (3)	13,525,529	123,764	3.67%	13,971,939	130,840	3.76%
Other earning assets	190,029	408	0.86%	476,670	388	0.33%
Total earning assets	17,646,470	$152,332	3.46%	17,868,938	$153,996	3.46%
Allowance for credit losses	(103,211)			(137,997)
Total non-earning assets	2,176,143			2,192,037
Total assets	$19,719,402			$19,922,978
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$7,987,888	$3,082	0.15%	$8,159,890	$1,809	0.09%
Regular savings	1,169,199	55	0.02%	1,016,661	55	0.02%
Time deposits	1,667,378	2,960	0.71%	2,270,217	5,374	0.95%
Total interest-bearing deposits	10,824,465	6,097	0.23%	11,446,768	7,238	0.25%
Other borrowings	765,886	3,891	2.04%	399,855	3,066	3.08%
Total interest-bearing liabilities	11,590,351	$9,988	0.35%	11,846,623	$10,304	0.35%
Noninterest-bearing liabilities:
Demand deposits	5,366,591			5,053,773
Other liabilities	317,415			274,718
Total liabilities	17,274,357			17,175,114
Stockholders' equity	2,445,045			2,747,864
Total liabilities and stockholders' equity	$19,719,402			$19,922,978
Net interest income		$142,344			$143,692
Interest rate spread			3.11%			3.11%
Cost of funds			0.22%			0.23%
Net interest margin			3.24%			3.23%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

	For the Six Months Ended June 30,
	2022			2021
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$2,468,775	$28,361	2.32%	$1,967,948	$20,872	2.14%
Tax-exempt	1,595,232	26,704	3.38%	1,347,487	23,941	3.58%
Total securities	4,064,007	55,065	2.73%	3,315,435	44,813	2.73%
Loans, net (3)	13,413,780	238,365	3.58%	14,017,777	258,962	3.73%
Other earning assets	287,298	694	0.49%	447,793	947	0.43%
Total earning assets	17,765,085	$294,124	3.34%	17,781,005	$304,722	3.46%
Allowance for credit losses	(101,784)			(147,844)
Total non-earning assets	2,156,029			2,172,408
Total assets	$19,819,330			$19,805,569
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,181,253	$4,406	0.11%	$8,110,384	$3,961	0.10%
Regular savings	1,156,099	111	0.02%	978,726	114	0.02%
Time deposits	1,716,743	6,063	0.71%	2,379,716	12,291	1.04%
Total interest-bearing deposits	11,054,095	10,580	0.19%	11,468,826	16,366	0.29%
Other borrowings	639,506	6,934	2.19%	486,784	6,713	2.78%
Total interest-bearing liabilities	11,693,601	$17,514	0.30%	11,955,610	$23,079	0.39%
Noninterest-bearing liabilities:
Demand deposits	5,297,727			4,819,946
Other liabilities	275,584			296,033
Total liabilities	17,266,912			17,071,589
Stockholders' equity	2,552,418			2,733,980
Total liabilities and stockholders' equity	$19,819,330			$19,805,569
Net interest income		$276,610			$281,643
Interest rate spread			3.04%			3.07%
Cost of funds			0.20%			0.27%
Net interest margin			3.14%			3.19%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

The Volume Rate Analysis table below presents changes in interest income (FTE)(+) and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2022 vs. June 30, 2021			June 30, 2022 vs. June 30, 2021
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$1,654	$2,522	$4,176	$5,645	$1,844	$7,489
Tax-exempt	1,840	(624)	1,216	4,208	(1,445)	2,763
Total securities	3,494	1,898	5,392	9,853	399	10,252
Loans, net	(4,125)	(2,951)	(7,076)	(10,933)	(9,664)	(20,597)
Other earning assets	(337)	357	20	(373)	120	(253)
Total earning assets	$(968)	$(696)	$(1,664)	$(1,453)	$(9,145)	$(10,598)
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$(39)	$1,312	$1,273	$35	$410	$445
Regular savings	8	(8)	—	19	(22)	(3)
Time Deposits	(1,243)	(1,171)	(2,414)	(2,917)	(3,311)	(6,228)
Total interest-bearing deposits	(1,274)	133	(1,141)	(2,863)	(2,923)	(5,786)
Other borrowings	2,114	(1,289)	825	1,839	(1,618)	221
Total interest-bearing liabilities	840	(1,156)	(316)	(1,024)	(4,541)	(5,565)
Change in net interest income (FTE)(+)	$(1,808)	$460	$(1,348)	$(429)	$(4,604)	$(5,033)

The Company’s net interest margin (FTE)(+) includes the impact of acquisition accounting fair value adjustments. The impact of net accretion related to acquisition accounting fair value adjustments for the first and second quarters of 2021, and the first and second quarters of 2022 are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Accretion (Amortization)	Amortization	Total
For the quarter ended March 31, 2021	$4,287	$20	$(198)	$4,109
For the quarter ended June 30, 2021	4,132	12	(202)	3,942
For the quarter ended March 31, 2022	2,253	(10)	(203)	2,040
For the quarter ended June 30, 2022	2,879	(11)	(207)	2,661

Noninterest Income

	For the Three Months Ended
	June 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$8,040	$6,607	$1,433	21.7%
Other service charges, commissions, and fees	1,709	1,735	(26)	(1.5)%
Interchange fees	2,268	2,203	65	3.0%
Fiduciary and asset management fees	6,939	6,819	120	1.8%
Mortgage banking income	2,200	4,619	(2,419)	(52.4)%
Bank owned life insurance income	2,716	3,209	(493)	(15.4)%
Loan-related interest rate swap fees	2,600	1,321	1,279	96.8%
Other operating income	11,814	1,953	9,861	504.9%
Total noninterest income	$38,286	$28,466	$9,820	34.5%

Noninterest income increased $9.8 million or 34.5% to $38.3 million for the quarter ended June 30, 2022, compared to $28.5 million for the quarter ended June 30, 2021, primarily driven by the pre-tax gain of $9.1 million related to the sale of DHFB. Excluding the gain on sale of DHFB and loss on securities, adjusted operating noninterest income(+) for the quarter ended June 30, 2022 increased $740,000 or 2.6% from the prior year quarter. The increase was primarily driven by a $1.4 million increase in service charges on deposit accounts and a $1.3 million increase in loan-related interest swap fee income due to higher transaction volumes and an increase in average swap fees. These noninterest income increases were partially offset by a $2.4 million decrease in mortgage banking income due to a decline in mortgage loan origination volumes resulting from the higher interest rate environment and declining gain on sale margins.

	For the Six Months Ended
	June 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$15,637	$12,116	$3,521	29.1%
Other service charges, commissions, and fees	3,364	3,436	(72)	(2.1)%
Interchange fees	4,078	4,050	28	0.7%
Fiduciary and asset management fees	14,194	13,294	900	6.8%
Mortgage banking income	5,317	12,874	(7,557)	(58.7)%
Bank owned life insurance income	5,413	5,475	(62)	(1.1)%
Loan-related interest rate swap fees	6,460	3,075	3,385	110.1%
Other operating income	13,976	5,131	8,845	172.4%
Total noninterest income	$68,439	$59,451	$8,988	15.1%

Noninterest income increased $9.0 million or 15.1% to $68.4 million for the six months ended June 30, 2022, compared to $59.5 million for the six months ended June 30, 2021, primarily driven by the pre-tax gain of $9.1 million related to the sale of DHFB in the second quarter of 2022. Excluding the losses and gains from securities and the gain resulting from the sale of DHFB, adjusted operating noninterest income(+) for the six months ended June 30, 2022 did not significantly change from the six months ended June 30, 2021. The $7.6 million decrease in mortgage banking is due to a decline in mortgage loan origination volumes resulting from the higher interest rate environment and declining gain on sale margins, and was offset by a $3.5 million increase in service charges on deposit accounts, a $3.4 million increase in loan-related interest swap fee income due to higher transaction volumes and an increase in average swap fees, and a $900,000 increase in fiduciary and asset management fees due to growth in assets under management.

Noninterest Expense

	For the Three Months Ended
	June 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$55,305	$50,766	$4,539	8.9%
Occupancy expenses	6,395	7,140	(745)	(10.4)%
Furniture and equipment expenses	3,590	3,911	(321)	(8.2)%
Technology and data processing	7,862	7,219	643	8.9%
Professional services	4,680	4,408	272	6.2%
Marketing and advertising expense	2,502	2,738	(236)	(8.6)%
FDIC assessment premiums and other insurance	2,765	2,319	446	19.2%
Franchise and other taxes	4,500	4,435	65	1.5%
Loan-related expenses	1,867	1,909	(42)	(2.2)%
Amortization of intangible assets	2,915	3,568	(653)	(18.3)%
Other expenses	6,387	3,558	2,829	79.5%
Total noninterest expense	$98,768	$91,971	$6,797	7.4%

Noninterest expense increased $6.8 million or 7.4% to $98.8 million for the quarter ended June 30, 2022, compared to $92.0 million for the quarter ended June 30, 2021. Excluding amortization of intangible assets and branch closing and facility consolidation costs, adjusted operating noninterest expense(+) for the quarter ended June 30, 2022 increased by $7.4 million or 8.4% from the prior year quarter. The increase from the prior year quarter was mainly due to an increase of $4.5 million in salaries and benefits primarily driven by an increase in salaries, wages, and variable incentive compensation, an increase of $1.2 million in non-credit related losses on customer transactions, $626,000 in OREO and credit-related expenses, $506,000 in teammate training and travel costs, $361,000 in deferred compensation expenses, $643,000 in technology and data processing expenses primarily driven by an increase in software licensing and maintenance expenses, and $446,000 in FDIC assessment premiums. These increases were partially offset by decreases of $745,000 in occupancy expenses and $321,000 in furniture and equipment expenses, partially reflecting the impact of the Company’s consolidation of 16 branches that was completed in March 2022.

	For the Six Months Ended
	June 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$113,603	$103,426	$10,177	9.8%
Occupancy expenses	13,278	14,454	(1,176)	(8.1)%
Furniture and equipment expenses	7,187	7,880	(693)	(8.8)%
Technology and data processing	15,658	14,123	1,535	10.9%
Professional services	8,770	9,369	(599)	(6.4)%
Marketing and advertising expense	4,665	4,782	(117)	(2.4)%
FDIC assessment premiums and other insurance	5,250	4,626	624	13.5%
Franchise and other taxes	8,999	8,871	128	1.4%
Loan-related expenses	3,643	3,786	(143)	(3.8)%
Amortization of intangible assets	5,954	7,298	(1,344)	(18.4)%
Loss on debt extinguishment	—	14,695	(14,695)	(100.0)%
Other expenses	17,082	10,598	6,484	61.2%
Total noninterest expense	$204,089	$203,908	$181	0.1%

Noninterest expense for the six months ended June 30, 2022 did not significantly change from the six months ended June 30, 2021. Excluding amortization of intangible assets, losses related to balance sheet repositioning, and branch closing and facility consolidation costs adjusted operating noninterest expense(+) for the six months ended June 30, 2022 increased by $11.6 million or 6.4% compared to the six months ended June 30, 2021. The increase from the prior year quarter was mainly due to an increase of $10.2 million in salaries and benefits primarily driven by an increase in salaries, wages, and variable incentive compensation, an increase of $879,000 in OREO and credit-related expenses, an increase of $758,000 in teammate training and travel costs, an increase of $1.5 million in technology and data processing expense driven by an increase in software licensing and maintenance expenses, and an increase of $624,000 in FDIC assessment premiums. Partially offsetting these expense increases were declines of $1.2 million in occupancy expenses and $693,000 in furniture and equipment expenses, reflecting the impact of the Company’s consolidation of 16 branches that was completed in March 2022, and a decline of $599,000 in professional services expenses.

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

The effective tax rate for the three months ended June 30, 2022 and 2021 was 16.7% and 18.3%, respectively. The effective tax rate for the six months ended June 30, 2022 and 2021 was 17.1% and 17.7%, respectively. The decrease in the effective tax rates reflects the impacts of the current quarter’s discrete items related to the sale of DHFB and a higher proportion of tax-exempt income to pre-tax income in the 2022 period.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

Assets

At June 30, 2022, total assets were $19.7 billion, a decrease of $403.0 million or approximately 4.1% (annualized) from $20.1 billion at December 31, 2021. The decrease in total assets was driven by the investment securities portfolio decrease of $366.4 million mainly due to the decline in the AFS portfolio’s fair value, reflecting the impact of market interest rate increases, partially offset by a decrease in cash and cash equivalents of $561.1 million, which was deployed primarily to fund loans which increased by $460.0 million from December 31, 2021, but also reflects the impact of net deposit outflows.

LHFI (net of deferred fees and costs) were $13.7 billion, including $21.7 million in PPP loans, at June 30, 2022, an increase of $460.0 million or 7.0% (annualized) from December 31, 2021.  Excluding the effects of the PPP(+), LHFI (net of deferred fees and costs) at June 30, 2022 increased $588.2 million or 9.1% (annualized) from December 31, 2021. At June 30, 2022, quarterly average loans decreased $446.4 million or 3.2% from the same period in the prior year. Excluding the effects of the PPP(+), the adjusted quarterly average loan balance at June 30, 2022 increased $697.8 million or 5.5% from June 30, 2021. Refer to "Loan Portfolio" within Item 2 and Note 3 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 of this Quarterly Report for additional information on the Company’s loan activity.

Liabilities and Stockholders’ Equity

At June 30, 2022, total liabilities were $17.3 billion, a decrease of $84.4 million from $17.4 billion at December 31, 2021.

Total deposits at June 30, 2022 were $16.1 billion, a decrease of $482.4 million or approximately 5.9% (annualized) from December 31, 2021. For the quarter ended June 30, 2022, quarterly average deposits decreased $309.5 million or 1.9% compared to the quarter ended June 30, 2021. The declines in deposits relate to declines in money market account balances and maturing time deposits, as well as a public funds client that used available deposit funds to repay higher cost, longer-term debt obligations during the second quarter. Refer to “Deposits” within this Item 2 for further discussion on this topic.

Total short-term and long-term borrowings at June 30, 2022 were $798.0 million, an increase of $291.4 million or 57.5% when compared to $506.6 million at December 31, 2021. Refer to Note 6 “Borrowings” in Part I, Item I of this Quarterly Report for further discussion on this topic.

At June 30, 2022, stockholders’ equity was $2.4 billion, a decrease of $318.6 million from December 31, 2021. Refer to “Capital Resources” within this Item 2, as well as Note 9 "Stockholders’ Equity" in Part I, Item 1 of this Quarterly Report for additional information on the Company’s capital resources.

For information related to the Company’s stock repurchase activity and the Repurchase Program, please refer to Note 9 “Stockholders’ Equity” in Part I, Item 1 and Part II, Item 2 of this Quarterly Report.

During the second quarter of 2022, the Company declared and paid a quarterly dividend on the outstanding shares of Series A preferred stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share), consistent with the first quarter of 2022 and the second quarter of 2021. During the second quarter of 2022, the Company also declared and paid a cash dividend of $0.28 per common share, consistent with the first quarter of 2022 and the second quarter of 2021.

Securities

At June 30, 2022, the Company had total investments in the amount of $3.8 billion, or 19.4% of total assets, as compared to $4.2 billion, or 20.9% of total assets, at December 31, 2021. This decline in the Company’s investment portfolio was primarily due to a decline in the market value of the AFS securities portfolio. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 8 "Derivatives" in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the dates indicated (dollars in thousands):

	June 30,	December 31,
	2022	2021
Available for Sale:
U.S. government and agency securities	$65,740	$73,849
Obligations of states and political subdivisions	822,427	1,008,396
Corporate and other bonds	177,892	153,376
MBS
Commercial	399,835	471,157
Residential	1,483,878	1,773,232
Total MBS	1,883,713	2,244,389
Other securities	1,649	1,640
Total AFS securities, at fair value	2,951,421	3,481,650
Held to Maturity:
U.S. government and agency securities	2,178	2,604
Obligations of states and political subdivisions	693,070	620,873
MBS
Commercial	29,404	4,523
Residential	56,097	—
Total MBS	85,501	4,523
Total held to maturity securities, at carrying value	780,749	628,000
Restricted Stock:
FRB stock	67,032	67,032
FHLB stock	20,876	9,793
Total restricted stock, at cost	87,908	76,825
Total investments	$3,820,078	$4,186,475

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of June 30, 2022:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	—%	2.64%	1.43%	—%	1.46%
Obligations of states and political subdivisions	4.21%	2.77%	2.66%	2.77%	2.77%
Corporate bonds and other securities	3.70%	5.39%	3.87%	2.52%	3.85%
MBS:
Commercial	3.99%	3.31%	2.46%	2.18%	2.57%
Residential	2.42%	2.23%	2.51%	2.09%	2.10%
Total MBS	3.39%	3.22%	2.50%	2.10%	2.20%
Total AFS securities	3.54%	3.31%	2.90%	2.32%	2.44%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of June 30, 2022:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	4.08%	3.98%	—%	—%	4.05%
Obligations of states and political subdivisions	2.31%	3.87%	3.85%	3.64%	3.64%
MBS:
Commercial	—%	—%	—%	2.29%	2.29%
Residential	—%	4.21%	—%	2.78%	3.03%
Total MBS	—%	4.21%	—%	2.59%	2.77%
Total HTM securities	2.83%	4.04%	3.85%	3.53%	3.55%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of June 30, 2022, the Company maintained a diversified municipal bond portfolio with approximately 65% of its holdings in general obligation issues and the majority of the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 18% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

The Company has seen increased customer deposit balances as a result of the impacts of COVID-19, including as a result of government stimulus programs. The Company considered a portion of the elevated levels in customer deposits to be temporary and is starting to see declines from prior elevated periods; however, the Company will use other means of borrowings to fund any liquidity needs based on declines in deposit balances.

As of June 30, 2022, liquid assets totaled $5.5 billion or 28.0% of total assets, and liquid earning assets totaled $5.4 billion or 30.5% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of June 30, 2022, loan payments of approximately $4.9 billion or 36.1% of total loans are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $320.3 million or 8.4% of total securities are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

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

The following table presents the Company’s contractual obligations related to its major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of June 30, 2022 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$250,000	$—	$250,000
Trust preferred capital notes (1)	155,159	—	155,159
Leases (2)	267,166	32,605	234,561
Repurchase agreements	118,658	118,658	—
Total contractual obligations	$790,983	$151,263	$639,720
(1)	Excludes related unamortized premium/discount and interest payments.
(2)	Represents lease payments due on non-cancellable operating leases at June 30, 2022. Excluded from these tables are variable lease payments or renewals.

For more information pertaining to the previous table, reference Note 5 “Leases” and Note 6 “Borrowings” in Part I, Item 1 of this Quarterly Report.

Loan Portfolio

LHFI, net of deferred fees and costs, were $13.7 billion at June 30, 2022, and $13.2 billion at December 31, 2021. Commercial & industrial loans and commercial real estate-non-owner occupied loans represented the Company’s largest categories at  June 30, 2022. Commercial and industrial loans included approximately $21.7 million and $145.3 million in loans from the PPP loan program as of June 30, 2022 and December 31, 2021, respectively.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of June 30, 2022 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$988,379	$318,369	$523,512	$468,177	$54,113	$1,222	$146,498	$73,700	$33,611	$39,187
Commercial Real Estate - Owner Occupied	1,965,702	166,915	617,084	122,906	478,475	15,703	1,181,703	491,045	660,363	30,295
Commercial Real Estate - Non-Owner Occupied	3,860,819	418,158	2,055,666	919,977	1,125,137	10,552	1,386,995	985,214	345,039	56,742
Multifamily Real Estate	762,502	78,845	449,209	86,166	363,043	—	234,448	172,714	61,734	—
Commercial & Industrial	2,595,891	437,472	1,324,374	1,141,296	176,072	7,006	834,045	512,442	313,484	8,119
Residential 1-4 Family - Commercial	553,771	73,273	112,680	30,333	74,298	8,049	367,818	267,766	88,560	11,492
Residential 1-4 Family - Consumer	865,174	5,325	164,121	1,907	27,651	134,563	695,728	7,999	73,885	613,844
Residential 1-4 Family - Revolving	583,073	28,084	481,906	31,661	135,479	314,766	73,083	3,171	23,526	46,386
Auto	525,301	3,064	—	—	—	—	522,237	200,474	321,763	—
Consumer	180,045	14,367	26,462	23,266	2,293	903	139,216	65,669	49,203	24,344
Other Commercial	774,751	70,411	108,948	18,164	57,867	32,917	595,392	190,889	268,600	135,903
Total LHFI	$13,655,408	$1,614,283	$5,863,962	$2,843,853	$2,494,428	$525,681	$6,177,163	$2,971,083	$2,239,768	$966,312

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. As reflected in the loan table, at June 30, 2022, the largest components of the Company’s loan portfolio consisted of commercial real estate and commercial & industrial loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

The Company had no short-term loan modifications related to COVID-19 as of June 30, 2022 and had insignificant short-term loan modifications related to COVID-19 as of December 31, 2021.

Asset Quality

Overview

At June 30, 2022, the Company experienced decreases in NPAs and decreases in accruing past due loan levels as a percentage of total LHFI compared to December 31, 2021. Net charge-offs for the six months ended June 30, 2022 decreased $306,000 compared to the six months ended June 30, 2021. The ACL at June 30, 2022 increased from December 31, 2021 primarily due to increased uncertainty in the macroeconomic outlook and the impact of loan growth in the first six months of 2022.

The Company believes its continued proactive efforts to effectively manage its loan portfolio, combined with the unprecedented government stimulus and programs and regulatory support in 2021 as a result of COVID-19, have contributed to the sustained historically low levels of NPAs. The Company’s efforts included identifying potential problem credits through early identification and diligent monitoring of specific problem credits where the uncertainty has been realized, or conversely, has been reduced or eliminated. The Company continues to refrain from originating or purchasing loans from foreign entities. The Company selectively originates loans to higher risk borrowers. The Company’s loan portfolio generally does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans or mortgage loans with initial teaser rates, which are all considered higher risk instruments.

Nonperforming Assets

At June 30, 2022, NPAs totaled $31.1 million, a decrease of $1.7 million or 5.1% from December 31, 2021. NPAs as a percentage of total outstanding loans at June 30, 2022 were 0.23%, a decrease of 2 bps from December 31, 2021.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	June 30,	December 31,
	2022	2021
Nonaccrual loans	$29,070	$31,100
Foreclosed properties	2,065	1,696
Total NPAs	31,135	32,796
Loans past due 90 days and accruing interest	4,592	9,132
Total NPAs and loans past due 90 days and accruing interest	$35,727	$41,928
Performing TDRs	$10,662	$10,313

Balances
Allowance for loan and lease losses	$104,184	$99,787
Allowance for credit losses	113,184	107,787
Average loans, net of deferred fees and costs	13,525,529	13,082,412
Loans, net of deferred fees and costs	13,655,408	13,195,843

Ratios
Nonaccrual loans to total loans	0.21%	0.24%
NPAs to total loans	0.23%	0.25%
NPAs & loans 90 days past due and accruing interest to total loans	0.26%	0.32%
NPAs to total loans & foreclosed property	0.23%	0.25%
NPAs & loans 90 days past due and accruing interest to total loans & foreclosed property	0.26%	0.32%
ALLL to nonaccrual loans	358.39%	320.86%
ALLL to nonaccrual loans & loans 90 days past due and accruing interest	309.50%	248.03%
ACL to nonaccrual loans	389.35%	346.58%

NPAs at June 30, 2022 included $29.0 million in nonaccrual loans, a net decrease of $2.0 million or 6.5% from December 31, 2021. The following table shows the activity in nonaccrual loans for the quarters ended (dollars in thousands):

	June 30,	December 31,
	2022	2021
Beginning Balance	$29,032	$35,472
Net customer payments	(2,472)	(5,068)
Additions	3,203	1,294
Charge-offs	(311)	(598)
Transfers to foreclosed property	(382)	—
Ending Balance	$29,070	$31,100

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual loans, as of (dollars in thousands):

	June 30,	December 31,
	2022	2021
Construction and Land Development	$581	$2,697
Commercial Real Estate - Owner Occupied	4,996	5,637
Commercial Real Estate - Non-owner Occupied	3,301	3,641
Multifamily Real Estate	—	113
Commercial & Industrial	2,728	1,647
Residential 1-4 Family - Commercial	2,031	2,285
Residential 1-4 Family - Consumer	12,084	11,397
Residential 1-4 Family - Revolving	3,069	3,406
Auto	279	223
Consumer	1	54
Total	$29,070	$31,100
Coverage Ratio(1)	358.39%	320.86%

(1) Represents the ALLL divided by nonaccrual loans.

Past Due Loans

At June 30, 2022, past due loans still accruing interest totaled $20.4 million or 0.15% of total LHFI, compared to $29.9 million or 0.23% of total LHFI at December 31, 2021. Of the total past due loans still accruing interest, $4.6 million or 0.03% of total LHFI were past due 90 days or more at June 30, 2022, compared to $9.1 million or 0.07% of total LHFI at December 31, 2021.

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

The total recorded investment in TDRs at both June 30, 2022 and December 31, 2021 totaled $18.0 million. Of the $18.0 million of TDRs at June 30, 2022, $10.7 million or 59.4% were considered performing, while the remaining $7.3 million were considered nonperforming. Of the $18.0 million of TDRs at December 31, 2021, $10.3 million or 57.4% were considered performing while the remaining $7.6 million were considered nonperforming. Loans are removed from TDR status in accordance with the established policy described in Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2021 Form 10-K.

Net Charge-offs

For the quarter ended June 30, 2022, net charge-offs were $939,000 or 0.03% of total average loans on an annualized basis, compared to net charge-offs of less than 0.01% for the same quarter last year. For the six months ended June 30, 2022, net charge-offs were $935,000 or 0.01% of total average loans on an annualized basis, compared to $1.2 million or 0.02% for the same period last year. The net charge-offs of loans continue to be insignificant, driven by benign credit impacts since COVID-19 began.

Provision for Credit Losses

The Company recorded a provision for credit losses of $3.6 million for the quarter ended June 30, 2022, an increase of $31.0 million compared to the negative provision for credit losses of $27.4 million recorded during the same quarter of 2021. The provision for credit losses for the second quarter of 2022 reflected a provision of $2.6 million for loan and securities losses and a $1.0 million provision for unfunded commitments. The Company recorded a provision for credit losses of $6.4 million for the six months ended June 30, 2022, an increase of $47.4 million compared to the negative provision for credit losses of $41.0 million recorded during the same period last year. The provision for credit losses for the six months ended June 30, 2022 reflected a provision of $5.4 million for loan and securities losses and a $1.0 million provision for unfunded commitments. The Company released provisions for loan losses during the three and six month periods ended June 30, 2021 in light of improved economic and market conditions, compared to those that were incorporated into the Company’s ACL and provision for credit losses during 2020.

Allowance for Credit Losses

At June 30, 2022, the ACL was $113.2 million and included an ALLL of $104.2 million and an RUC of $9.0 million. The ACL increased $5.4 million from December 31, 2021, primarily due to increased uncertainty in the macroeconomic outlook and the impact of loan growth in the first six months of 2022.

The ACL as a percentage of the total loan portfolio increased slightly to 0.83% at June 30, 2021, compared to 0.82% at December 31, 2021.

The following table summarizes activity in the ALLL during the quarters ended (dollars in thousands):

	June 30,	December 31,
	2022	2021
Total ALLL	$104,184	$99,787
Total RUC	9,000	8,000
Total ACL	$113,184	$107,787

ALLL to total loans	0.76%	0.76%
ACL to total loans	0.83%	0.82%

The following table summarizes the net-charge off activity by segment for the periods indicated (dollars in thousands):

	Three months ended,			Six months ended,
	June 30, 2022			June 30, 2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(1,007)	$(950)	$(1,957)	$(1,766)	$(1,700)	$(3,466)
Recoveries	392	626	1,018	1,118	1,413	2,531
Net charge-offs	$(615)	$(324)	$(939)	$(648)	$(287)	$(935)
Net charge-offs to average loans(1)	0.02%	0.06%	0.03%	0.01%	0.03%	0.01%

	Three months ended,			Six months ended,
	June 30, 2021			June 30, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(891)	$(1,054)	$(1,945)	$(2,865)	$(2,721)	$(5,586)
Recoveries	1,042	834	1,876	2,648	1,697	4,345
Net charge-offs	$151	$(220)	$(69)	$(217)	$(1,024)	$(1,241)
Net charge-offs to average loans(1)	NM	0.04%	0.00%	0.00%	0.10%	0.02%

(1) Annualized

The following table shows the ACL by loan segment and the percentage of the loan portfolio that the related ACL covers as of the quarters ended (dollars in thousands):

	June 30,			December 31,
	2022			2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
ACL	$85,692	$27,492	$113,184	$85,323	$22,464	$107,787
Loan %(1)	84.2%	15.8%	100.0%	84.7%	15.3%	100.0%
ACL to total loans	0.75%	1.28%	0.83%	0.76%	1.11%	0.82%

(1) The percentage represents the loan balance divided by total loans

The increase in the ACL for both loan segments is due to increased uncertainty in the macroeconomic outlook and the impact of loan growth in the first six months of 2022.

Deposits

As of June 30, 2022, total deposits were $16.1 billion, a decrease of $482.4 million or 5.9% annualized from December 31, 2021. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.7 billion accounted for 15.8% of total interest-bearing deposits at June 30, 2022, compared to $1.9 billion and 16.3% at December 31, 2021.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	June 30, 2022		December 31, 2021
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Non-interest bearing	$5,361,538	33.3%	$5,207,324	31.3%
NOW accounts	3,943,303	24.4%	4,176,032	25.1%
Money market accounts	3,956,050	24.6%	4,249,858	25.6%
Savings accounts	1,165,577	7.2%	1,121,297	6.8%
Time deposits of $250,000 and over	360,158	2.2%	452,193	2.7%
Other time deposits	1,342,009	8.3%	1,404,364	8.5%
Total Deposits (1)	$16,128,635	100.0%	$16,611,068	100.0%

(1) Includes uninsured deposits of $5.6 billion and $5.9 billion as of June 30, 2022 and December 31, 2021, respectively. Amounts are based on estimated amounts of uninsured deposits as of the reported period.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources; however, it had reduced the usage of purchased certificates of deposit, as compared to historical levels, due to increased customer deposit balances since the beginning of COVID-19. As of June 30, 2022, customer deposits have begun to decline, resulting in the Company purchasing $58.7 million of certificates of deposit. At December 31, 2021 the Company had no purchased certificates of deposit.

Maturities of uninsured time deposits in excess of FDIC limits as of June 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Within 3 Months	$18,957	$42,696
3 - 6 Months	50,701	30,313
6 - 12 Months	47,560	101,942
Over 12 Months	90,690	104,242
Total	$207,908	$279,193

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

On December 10, 2021, the Company’s Board of Directors authorized the Repurchase Program to purchase up to $100.0 million of the Company’s common stock through December 9, 2022 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and /or Rule 10b-18 under the Exchange Act. As part of the Repurchase Program, approximately 1.3 million shares (or $48.2 million) were repurchased during the six months ended June 30, 2022, and of these shares, approximately 649,000 shares (or $23.2 million) were repurchased during the second quarter of 2022. Approximately $51.8 million of share repurchases remain available under the Repurchase Program at June 30, 2022.

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

On March 27, 2020, the banking agencies issued an interim final rule that allows the Company to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.  The Company is allowed to include the impact of the CECL transition, which is defined as the CECL Day 1 impact to capital plus 25% of the Company’s provision for credit losses during 2020, in regulatory capital through 2021.  The Company elected to phase-in the regulatory capital impact as permitted under the aforementioned interim final rule. Beginning in 2022, the transition amount began to impact regulatory capital by phasing it in over a three-year period ending in 2024.

The table summarizes the Company’s regulatory capital and related ratios for the periods presented (2) (dollars in thousands):

	June 30,	December 31,	June 30,
	2022	2021	2021
Common equity Tier 1 capital	$ 1,592,401	$ 1,569,752	$ 1,574,570
Tier 1 capital	1,758,758	1,736,108	1,740,926
Tier 2 capital	456,853	437,435	354,132
Total risk-based capital	2,215,611	2,173,543	2,095,059
Risk-weighted assets	15,995,009	15,336,432	14,913,244
Capital ratios:
Common equity Tier 1 capital ratio	9.96%	10.24%	10.56%
Tier 1 capital ratio	11.00%	11.32%	11.67%
Total capital ratio	13.85%	14.17%	14.05%
Leverage ratio (Tier 1 capital to average assets)	9.26%	9.01%	9.20%
Capital conservation buffer ratio (1)	5.00%	5.32%	5.67%
Common equity to total assets	11.32%	12.68%	12.91%
Tangible common equity to tangible assets (+)	6.78%	8.20%	8.40%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(2) All ratios and amounts at June 30, 2022 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed.

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

Net interest income (FTE), which is used in computing net interest margin (FTE), provides valuable additional insight into the net interest margin by adjusting for differences in the tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing the yield on earning assets. Interest expense and the related cost of interest-bearing liabilities and cost of funds ratios are not affected by the FTE components.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest Income (FTE)
Interest and dividend income (GAAP)	$148,755	$150,852	$287,212	$298,525
FTE adjustment	3,577	3,144	6,912	6,197
Interest and dividend income (FTE) (non-GAAP)	$152,332	$153,996	$294,124	$304,722
Average earning assets	$17,646,470	$17,868,938	$17,765,085	$17,781,005
Yield on interest-earning assets (GAAP)	3.38%	3.39%	3.26%	3.39%
Yield on interest-earning assets (FTE) (non-GAAP)	3.46%	3.46%	3.34%	3.46%
Net Interest Income (FTE)
Net interest income (GAAP)	$138,767	$140,548	$269,698	$275,446
FTE adjustment	3,577	3,144	6,912	6,197
Net interest income (FTE) (non-GAAP)	$142,344	$143,692	$276,610	$281,643
Noninterest income (GAAP)	38,286	28,466	68,439	59,451
Total revenue (FTE) (non-GAAP)	$180,630	$172,158	$345,049	$341,094
Average earning assets	$17,646,470	$17,868,938	$17,765,085	$17,781,005
Net interest margin (GAAP)	3.15%	3.15%	3.06%	3.12%
Net interest margin (FTE) (non-GAAP)	3.24%	3.23%	3.14%	3.19%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	June 30,	December 31,	June 30,
	2022	2021	2021
Tangible Assets
Ending Assets (GAAP)	$19,661,799	$20,064,796	$19,989,356
Less: Ending goodwill	925,211	935,560	935,560
Less: Ending amortizable intangibles	31,621	43,312	49,917
Ending tangible assets (non-GAAP)	$18,704,967	$19,085,924	$19,003,879
Tangible Common Equity
Ending Equity (GAAP)	$2,391,476	$2,710,071	$2,747,597
Less: Ending goodwill	925,211	935,560	935,560
Less: Ending amortizable intangibles	31,621	43,312	49,917
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$1,268,287	$1,564,842	$1,595,763
Average equity (GAAP)	$2,445,045	$2,715,610	$2,747,864
Less: Average goodwill	935,446	935,560	935,560
Less: Average amortizable intangibles	38,707	44,866	51,637
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$1,304,536	$1,568,828	$1,594,311
Common equity to total assets (GAAP)	11.32%	12.68%	12.91%
Tangible common equity to tangible assets (non-GAAP)	6.78%	8.20%	8.40%
Book value per share (GAAP)	$29.95	$33.80	$33.30

Adjusted operating measures exclude the losses related to balance sheet repositioning (principally composed of losses on debt extinguishment), gains or losses on sale of securities, gain on the sale of DHFB, as well as branch closing and facility consolidation costs (principally composed of real estate, leases and other assets write downs, as well as severance associated with branch closing and corporate expense reduction initiatives). The Company believes these non-GAAP adjusted measures provide investors with important information about the continuing economic results of the organization’s operations. Prior periods in this Quarterly Report have been adjusted for previously announced branch closing and corporate expense reduction initiatives.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Adjusted Operating Earnings & EPS
Net income (GAAP)	$62,226	$85,384	$105,916	$141,573
Plus: Net loss related to balance sheet repositioning, net of tax	—	—	—	11,609
Less: (Loss) gain on sale of securities, net of tax	(2)	—	(2)	62
Less: Gain on sale of DHFB, net of tax	7,984	—	7,984	—
Plus: Branch closing and facility consolidation costs, net of tax	—	(17)	4,351	713
Adjusted operating earnings (non-GAAP)	$54,244	$85,367	$102,285	$153,833
Less: Dividends on preferred stock	2,967	2,967	5,934	5,934
Adjusted operating earnings available to common shareholders (non-GAAP)	$51,277	$82,400	$96,351	$147,899

Weighted average common shares outstanding, diluted	74,849,871	78,843,724	75,201,326	78,863,859
Earnings per common share, diluted (GAAP)	$0.79	$1.05	$1.33	$1.72
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.69	$1.05	$1.28	$1.88

Adjusted operating measures exclude the amortization of intangibles, losses related to balance sheet repositioning (principally composed of losses on debt extinguishment), gains or losses on sale of securities, as well as branch closing and facility consolidation costs (principally composed of real estate, leases and other assets write downs, as well as severance associated with branch closing and corporate expense reduction initiatives). The Company believes this adjusted measure provides investors with important information about the continuing economic results of the organization’s operations. Net interest income (FTE) , which is used in computing net interest margin (FTE)provides valuable additional insight into the net interest margin by adjusting for differences in tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing yield on earning assets. Interest expense is not affected by the FTE components.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$98,768	$91,971	$204,089	$203,908
Less: Amortization of intangible assets	2,915	3,568	5,954	7,298
Less: Losses related to balance sheet repositioning	—	—	—	14,695
Less: Branch closing and facility consolidation costs	—	(22)	5,508	902
Adjusted operating noninterest expense (non-GAAP)	$95,853	$88,425	$192,627	$181,013
Noninterest income (GAAP)	$38,286	$28,466	$68,439	$59,451
Less: (Loss) gain on sale of securities	(2)	—	(2)	78
Less: Gain on sale of DHFB	9,082	—	9,082	—
Adjusted operating noninterest income (non-GAAP)	$29,206	$28,466	$59,359	$59,373

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2022	2021	2021	2022	2021
Adjusted Loans
Loans held for investment (net of deferred fees and costs)(GAAP)	$13,655,408	$13,195,843	$13,697,929	$13,655,408	$13,697,929
Less: PPP adjustments (net of deferred fees and costs)	21,749	150,363	859,386	21,749	859,386
Total adjusted loans (non-GAAP)	$13,633,659	$13,045,480	$12,838,543	$13,633,659	$12,838,543

Average loans held for investment (net of deferred fees and costs) (GAAP)	$13,525,529	$13,082,412	$13,971,939	$13,413,780	$14,017,777
Less: Average PPP adjustments (net of deferred fees and costs)	43,391	288,204	1,187,641	73,052	1,248,147
Total adjusted average loans (non-GAAP)	$13,482,138	$12,794,208	$12,784,298	$13,340,728	$12,769,630

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of June 30, 2022, December 31, 2021, and June 30, 2021:

	Change In Net Interest Income
	June 30,	December 31,	June 30,
	2022	2021	2021
	%	%	%
Change in Yield Curve:
+300 basis points	19.04	30.15	20.74
+200 basis points	12.81	20.39	13.82
+100 basis points	6.54	10.33	6.81
Most likely rate scenario	—	—	—
-100 basis points	(7.33)	(9.20)	(4.58)
-200 basis points	(16.45)	(13.62)	(5.48)

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

From a net interest income perspective, the Company was generally less asset sensitive as of June 30, 2022, compared to its position as of June 30, 2021. This shift is in part due to the changing market characteristics of certain loan and deposit products and in part due to various other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended June 30, 2022, December 31, 2021, and June 30, 2021:

	Change In Economic Value of Equity
	June 30,	December 31,	June 30,
	2022	2021	2021
	%	%	%
Change in Yield Curve:
+300 basis points	(8.07)	(6.85)	3.06
+200 basis points	(5.43)	(3.55)	2.77
+100 basis points	(2.07)	(1.22)	2.03
Most likely rate scenario	—	—	—
-100 basis points	0.97	(4.82)	(3.84)
-200 basis points	(2.45)	(12.89)	(4.12)

As of June 30, 2022, the Company’s economic value of equity is generally less asset sensitive in a rising interest rate environment compared to its position as of June 30, 2021 primarily due to the composition of the Consolidated Balance Sheets and due in part to the pricing characteristics and assumptions of certain deposits.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

Management has taken measures to maintain the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022. There have been no changes during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

During the quarter ended June 30, 2022, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2021 Annual Report.

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

The following information describes the Company’s common stock repurchases for the three months ended June 30, 2022:

Period	Total number of shares purchased(1)	Average price paid per share ($)(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)(2)
April 1 - April 30, 2022	450,774	36.26	449,275	58,689,927
May 1 - May 31, 2022	201,046	34.62	199,933	51,767,233
June 1 - June 30, 2022	6,732	33.92	—	51,767,233
Total	658,552	35.74	649,208

_________________________________________

(1) For the three months ended June 30, 2022, 9,344 shares were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

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

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended June 30, 2022 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: August 4, 2022	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: August 4, 2022	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)