Form 10-Q
period 2022-09-30
Atlantic Union Bankshares Corp
filed 2022-11-03
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of October 27, 2022 was 74,711,507.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

2021 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2021
2031 Notes	–	$250.0 million of 2.875% fixed-to-floating rate subordinate notes issued by the Company during the fourth quarter of 2021 with a maturity date of December 15, 2031
Access	–	Access National Corporation and its subsidiaries
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALLL	–	Allowance for loan and lease losses, a component of ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASC 820	–	ASC 820, Fair Value Measurements and Disclosures
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
AUB	–	Atlantic Union Bankshares Corporation
AUBAP	–	Atlantic Union Bankshares Corporation trading symbol
the Bank	–	Atlantic Union Bank (formerly, Union Bank & Trust)
BOLI	–	Bank owned life insurance
bps	–	Basis points
BVAL	–	Bloomberg Valuation Service
CAA	–	Consolidated Appropriations Act, 2021
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
CODM	–	Chief operating decision maker
the Company	–	Atlantic Union Bankshares Corporation (formerly, Union Bankshares Corporation) and its subsidiaries
COVID-19	–	COVID-19 global pandemic
CSP	–	Cary Street Partners Financial LLC
depositary shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

DHFB	–	Dixon, Hubard, Feinour & Brown, Inc.
EPS	–	Earnings per common share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FCMs	–	Futures Commission Merchants
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FHLMC	–	Federal Home Loan Mortgage Corporation
FNB	–	FNB Corporation
FNMA	–	Federal National Mortgage Association
FOMC	–	Federal Open Markets Committee
FR Y9-C	–	Consolidated financial statements for a U.S. bank holding company, a savings and loan holding company, a U.S. intermediate holding company, and a securities holding company
FTE	–	Fully taxable equivalent
GAAP or U.S. GAAP	–	Accounting principles generally accepted in the United States
GNMA	–	Government National Mortgage Association
HTM	–	Held to maturity
ICE	–	Intercontinental Exchange Data Services

the Joint Guidance	–	The five federal bank regulatory agencies and the Conference of State Bank Supervisors guidance
Issued on March 22, 2020 (subsequently revised on April 7, 2020)
LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
LIBOR	–	London Interbank Offered Rate
MBS	–	Mortgage-Backed Securities
MFC	–	Middleburg Financial Corporation
NASDAQ	–	National Association of Securities Dealers Automated Quotation exchange
NM	–	Not meaningful
NOW	–	Negotiable order of withdrawal
NPA	–	Nonperforming assets
OCI	–	Other comprehensive income
OREO	–	Other real estate owned
OTC	–	Over-the-counter
PD/LGD	–	Probability of default/loss given default
PPP	–	Paycheck Protection Program
Quarterly Report	–	Quarterly Report on Form 10-Q for the quarter ended September 30, 2022
Repurchase Program	–	The share repurchase program, approved on December 10, 2021 by the Company’s Board of Directors, which authorizes the Company to purchase up to $100.0 million worth of the Company’s common stock
ROU asset	–	Right of Use Asset
RPAs	–	Risk Participation Agreements
RUC	–	Reserve for unfunded commitments
RVI	–	Residual value insurance
SBA	–	Small Business Administration
SEC	–	Securities and Exchange Commission
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SOFR	–	Secured Overnight Financing Rate
SSFA	–	Simplified supervisory formula approach
TDR	–	Troubled debt restructuring
Topic 606	–	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
Topic 848	–	ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
VFG	–	Virginia Financial Group, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(Dollars in thousands, except share data)

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$177,969	$180,963
Interest-bearing deposits in other banks	211,785	618,714
Federal funds sold	1,188	2,824
Total cash and cash equivalents	390,942	802,501
Securities available for sale, at fair value	2,717,323	3,481,650
Securities held to maturity, at carrying value	841,349	628,000
Restricted stock, at cost	82,050	76,825
Loans held for sale, at fair value	12,889	20,861
Loans held for investment, net of deferred fees and costs	13,918,720	13,195,843
Less: allowance for loan and lease losses	108,009	99,787
Total loans held for investment, net	13,810,711	13,096,056
Premises and equipment, net	126,374	134,808
Goodwill	925,211	935,560
Amortizable intangibles, net	29,142	43,312
Bank owned life insurance	437,988	431,517
Other assets	576,252	413,706
Total assets	$19,950,231	$20,064,796
LIABILITIES
Noninterest-bearing demand deposits	$5,290,938	$5,207,324
Interest-bearing deposits	11,255,278	11,403,744
Total deposits	16,546,216	16,611,068
Securities sold under agreements to repurchase	146,182	117,870
Other short-term borrowings	133,800	—
Long-term borrowings	389,576	388,724
Other liabilities	453,307	237,063
Total liabilities	17,669,081	17,354,725
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	98,845	100,101
Additional paid-in capital	1,769,858	1,807,368
Retained earnings	874,393	783,794
Accumulated other comprehensive (loss) income	(462,119)	18,635
Total stockholders' equity	2,281,150	2,710,071
Total liabilities and stockholders' equity	$19,950,231	$20,064,796

Common shares outstanding	74,703,774	75,663,648
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$144,673	$124,999	$382,139	$383,575
Interest on deposits in other banks	941	291	1,229	454
Interest and dividends on securities:
Taxable	14,750	11,230	43,110	32,102
Nontaxable	10,792	9,859	31,889	28,773
Total interest and dividend income	171,156	146,379	458,367	444,904
Interest expense:
Interest on deposits	15,386	5,837	25,966	22,203
Interest on short-term borrowings	1,229	22	1,805	91
Interest on long-term borrowings	3,826	3,032	10,183	9,676
Total interest expense	20,441	8,891	37,954	31,970
Net interest income	150,715	137,488	420,413	412,934
Provision for credit losses	6,412	(18,850)	12,771	(59,888)
Net interest income after provision for credit losses	144,303	156,338	407,642	472,822
Noninterest income:
Service charges on deposit accounts	6,784	7,198	22,421	19,314
Other service charges, commissions and fees	1,770	1,534	5,134	4,970
Interchange fees	2,461	2,203	6,539	6,252
Fiduciary and asset management fees	4,134	7,029	18,329	20,323
Mortgage banking income	1,390	4,818	6,707	17,692
Bank owned life insurance income	3,445	2,727	8,858	8,202
Loan-related interest rate swap fees	2,050	1,102	8,510	4,176
Other operating income	3,550	3,327	17,525	8,459
Total noninterest income	25,584	29,938	94,023	89,388
Noninterest expenses:
Salaries and benefits	56,600	53,534	170,203	156,959
Occupancy expenses	6,408	7,251	19,685	21,705
Furniture and equipment expenses	3,673	4,040	10,860	11,919
Technology and data processing	8,273	7,534	23,930	21,657
Professional services	3,504	3,792	12,274	13,161
Marketing and advertising expense	2,343	2,548	7,008	7,330
FDIC assessment premiums and other insurance	3,094	2,172	8,344	6,798
Franchise and other taxes	4,507	4,432	13,506	13,303
Loan-related expenses	1,575	1,503	5,218	5,289
Amortization of intangible assets	2,480	3,381	8,434	10,679
Loss on debt extinguishment	—	—	—	14,695
Other expenses	7,466	5,156	24,550	15,756
Total noninterest expenses	99,923	95,343	304,012	299,251
Income from continuing operations before income taxes	69,964	90,933	197,653	262,959
Income tax expense	11,894	16,368	33,667	46,821
Net income	58,070	74,565	163,986	216,138
Dividends on preferred stock	2,967	2,967	8,901	8,901
Net income available to common shareholders	$55,103	$71,598	$155,085	$207,237

Basic earnings per common share	$0.74	$0.94	$2.07	$2.66
Diluted earnings per common share	$0.74	$0.94	$2.07	$2.66
Dividends declared per common share	$0.30	$0.28	$0.86	$0.81
Basic weighted average number of common shares outstanding	74,703,699	76,309,355	75,029,000	77,988,151
Diluted weighted average number of common shares outstanding	74,705,054	76,322,736	75,034,084	78,007,543

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$58,070	$74,565	$163,986	$216,138
Other comprehensive (loss) income:
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $6,417 and $145 for the three months and $15,691 and $169 for the nine months ended September 30, 2022 and 2021, respectively)	(24,142)	(545)	(59,027)	634
Reclassification adjustment for (gains) included in net income (net of tax, $0 and $0 for the three months and $0 and $12 for the nine months ended September 30, 2022 and 2021, respectively) (1)	—	—	—	(47)
AFS securities:
Unrealized holding (losses) arising during period (net of tax, $32,388 and $6,178 for the three months and $112,226 and $11,311 for the nine months ended September 30, 2022 and 2021, respectively)	(121,841)	(23,242)	(422,183)	(42,549)
Reclassification adjustment for (gains) losses included in net income (net of tax, $0 and $2 for the three months and $0 and $18 for the nine months ended September 30, 2022 and 2021, respectively) (2)	—	(7)	2	(69)
HTM securities:
Reclassification adjustment for accretion of unrealized (gain) on AFS securities transferred to HTM (net of tax, $1 and $1 for the three months and $4 and $4 for the nine months ended September 30, 2022 and 2021, respectively) (3)	(4)	(5)	(14)	(15)
Bank owned life insurance:
Reclassification adjustment for losses included in net income (4)	151	150	468	454
Other comprehensive (loss) income:	(145,836)	(23,649)	(480,754)	(41,592)
Comprehensive (loss) income	$(87,766)	$50,916	$(316,768)	$174,546

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2022

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2021	$100,101	$173	$1,807,368	$783,794	$18,635	$2,710,071
Net Income				43,690		43,690
Other comprehensive loss (net of taxes of $49,701)					(210,118)	(210,118)
Dividends on common stock ($0.28 per share)				(21,163)		(21,163)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Stock purchased under stock repurchase plan (629,691 shares)	(837)		(24,181)			(25,018)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (291,723 shares)	387		1,044			1,431
Stock-based compensation expense			2,409			2,409
Balance - March 31, 2022	$99,651	$173	$1,786,640	$803,354	$(191,483)	$2,498,335
Net Income				62,226		62,226
Other comprehensive loss (net of taxes of $33,214)					(124,800)	(124,800)
Dividends on common stock ($0.28 per share)				(20,912)		(20,912)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Stock purchased under stock repurchase plan (649,208 shares)	(863)		(22,350)			(23,213)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (25,955 shares)	34		(154)			(120)
Stock-based compensation expense			2,927			2,927
Balance - June 30, 2022	$98,822	$173	$1,767,063	$841,701	$(316,283)	$2,391,476
Net Income				58,070		58,070
Other comprehensive loss (net of taxes of $38,806)					(145,836)	(145,836)
Dividends on common stock ($0.30 per share)				(22,411)		(22,411)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (17,048 shares)	23		66			89
Stock-based compensation expense			2,729			2,729
Balance - September 30, 2022	$98,845	$173	$1,769,858	$874,393	$(462,119)	$2,281,150

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2021

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2020	$104,169	$173	$1,917,081	$616,052	$71,015	$2,708,490
Net Income				56,189		56,189
Other comprehensive loss (net of taxes of $8,835)					(34,514)	(34,514)
Dividends on common stock ($0.25 per share)				(19,700)		(19,700)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (243,884 shares)	324		(289)			35
Stock-based compensation expense			2,199			2,199
Balance - March 31, 2021	$104,493	$173	$1,918,991	$649,574	$36,501	$2,709,732
Net Income				85,384		85,384
Other comprehensive income (net of taxes of $3,672)					16,571	16,571
Dividends on common stock ($0.28 per share)				(22,125)		(22,125)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Stock purchased under stock repurchase plan (1,090,169 shares)	(1,450)		(40,913)			(42,363)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (35,693 shares)	48		663			711
Stock-based compensation expense			2,654			2,654
Balance - June 30, 2021	$103,091	$173	$1,881,395	$709,866	$53,072	$2,747,597
Net Income				74,565		74,565
Other comprehensive loss (net of taxes of $6,181)					(23,649)	(23,649)
Dividends on common stock ($0.28 per share)				(21,300)		(21,300)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Stock purchased under stock repurchase plan (2,288,961 shares)	(3,045)		(79,592)			(82,637)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (11,953 shares)	16		175			191
Stock-based compensation expense			2,639			2,639
Balance - September 30, 2021	$100,062	$173	$1,804,617	$760,164	$29,423	$2,694,439

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Dollars in thousands)

	2022	2021
Operating activities:
Net income	$163,986	$216,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	10,652	11,992
Writedown of ROU assets, foreclosed properties, and equipment	4,768	1,119
Amortization, net	23,838	24,397
Amortization (accretion) related to acquisitions, net	2,271	(1,792)
Provision for credit losses	12,771	(59,888)
Gain on sale of DHFB	(9,082)	—
BOLI income	(8,858)	(8,202)
Originations and purchases of LHFS	(263,162)	(491,895)
Proceeds from sales of LHFS	270,853	550,683
(Gains) losses on sales of foreclosed properties and former bank premises, net	(507)	638
Losses on debt extinguishment	—	14,695
Stock-based compensation expenses	8,065	7,492
Issuance of common stock for services	611	372
Net (increase) decrease in other assets	(6,489)	108,590
Net increase (decrease) in other liabilities	117,188	(134,336)
Net cash provided by operating activities	326,905	240,003
Investing activities:
Purchases of AFS securities, restricted stock, and other investments	(97,518)	(1,142,304)
Purchases of HTM securities	(225,026)	—
Proceeds from sales of AFS securities and restricted stock	29,719	45,436
Proceeds from maturities, calls and paydowns of AFS securities	281,542	392,129
Proceeds from maturities, calls and paydowns of HTM securities	8,223	6,642
Net (increase) decrease in LHFI	(717,591)	891,240
Net increase in premises and equipment	(3,054)	(9,221)
Proceeds from BOLI settlements	2,876	4,843
Purchases of BOLI policies	—	(100,000)
Proceeds from sales of foreclosed properties and former bank premises	5,965	8,632
Net cash (used in) provided by investing activities	(714,864)	97,397
Financing activities:
Net increase in noninterest-bearing deposits	83,614	960,135
Net decrease in interest-bearing deposits	(148,497)	(60,716)
Net increase (decrease) in short-term borrowings	162,112	(255,707)
Repayments of long-term debt	—	(214,695)
Cash dividends paid - common stock	(64,486)	(63,125)
Cash dividends paid - preferred stock	(8,901)	(8,901)
Repurchase of common stock	(48,231)	(125,000)
Issuance of common stock	3,849	2,955
Vesting of restricted stock, net of shares held for taxes	(3,060)	(2,390)
Net cash (used in) provided by financing activities	(23,600)	232,556
(Decrease) increase in cash and cash equivalents	(411,559)	569,956
Cash, cash equivalents and restricted cash at beginning of the period	802,501	493,294
Cash, cash equivalents and restricted cash at end of the period	$390,942	$1,063,250

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Dollars in thousands)

	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$34,099	$30,749
Income taxes	1,224	1,260

Supplemental schedule of noncash investing and financing activities
Transfers from loans to foreclosed properties	404	14
Transfers from bank premises to OREO	—	1,109

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (Nasdaq: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 114 branches and approximately 130 ATMs located throughout Virginia, and in portions of Maryland and North Carolina as of September 30, 2022. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

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

Restricted cash is disclosed in Note 7 “Commitments and Contingencies” in Part I, Item I of this Quarterly Report and is comprised of cash maintained at various correspondent banks as collateral for the Company’s derivative portfolio and is included in interest-bearing deposits in other banks in the Company’s Consolidated Balance Sheets. In addition, the Company is required to maintain reserve balances with the FRB based on the type and amount of deposits; however, on March 15, 2020 the Federal Reserve announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020 due to economic conditions, which eliminated the reserve requirement for all depository institutions. The reserve requirement is still at zero percent as of September 30, 2022.

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ALLL, as well as the ACL reserve for securities. Accrued interest receivable totaled $48.1 million and $43.3 million on LHFI, $6.6 million and $7.0 million on HTM securities, and $13.3 million and $14.5 million on AFS securities at September 30, 2022 and December 31, 2021, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. The

Company’s policy is to write off accrued interest receivable through reversal of interest income when it becomes probable the Company will not be able to collect the accrued interest. For the quarters ended September 30, 2022 and September 30, 2021, accrued interest receivable write offs were not material to the Company’s consolidated financial statements.

Segment Reporting

Operating segments are components of a business where separate financial information is available and evaluated regularly by the CODMs in deciding how to allocate resources and in assessing performance. ASC Topic 280, Segment Reporting, requires information to be reported about a company’s operating segments using a “management approach,” meaning it is based on the way management organizes segments internally to make operating decisions and assess performance. Based on this guidance, historically, the Company has had only one reportable operating segment, the Bank. However, effective for the third quarter of 2022, the Company completed system conversions that allow its CODMs to evaluate the business, establish the overall business strategy, allocate resources, and assess business performance within two reportable operating segments: Wholesale Banking and Consumer Banking, with corporate support functions such as corporate treasury and others included in Corporate Other. The application and development of management reporting methodologies is a dynamic process subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised.  Refer to Note 12 "Segment Reporting and Revenue" in Part I, Item I of this Quarterly Report for additional details on the Company’s reportable operating segments.

2. SECURITIES

Available for Sale

The Company’s AFS investment portfolio is generally highly-rated or agency backed. All AFS securities were current with no securities past due or on non-accrual as of September 30, 2022 and December 31, 2021.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of September 30, 2022 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2022
U.S. government and agency securities	$70,399	$—	$(8,763)	$61,636
Obligations of states and political subdivisions	961,722	7	(197,186)	764,543
Corporate and other bonds (1)	246,411	—	(15,323)	231,088
Commercial MBS
Agency	247,854	84	(36,739)	211,199
Non-agency	101,460	—	(4,085)	97,375
Total commercial MBS	349,314	84	(40,824)	308,574
Residential MBS
Agency	1,520,401	68	(238,966)	1,281,503
Non-agency	75,130	—	(6,805)	68,325
Total residential MBS	1,595,531	68	(245,771)	1,349,828
Other securities	1,654	—	—	1,654
Total AFS securities	$3,225,031	$159	$(507,867)	$2,717,323

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

(1) Other bonds include asset-backed securities

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses for which an ACL has not been recorded at September 30, 2022 and December 31, 2021 and that are not deemed to be impaired as of those dates. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value(2)	Losses	Value	Losses
September 30, 2022
U.S. government and agency securities	$58,670	$(8,726)	$2,896	$(37)	$61,566	$(8,763)
Obligations of states and political subdivisions	601,039	(120,853)	159,773	(76,333)	760,812	(197,186)
Corporate and other bonds(1)	219,904	(14,111)	8,788	(1,212)	228,692	(15,323)
Commercial MBS
Agency	113,687	(15,734)	92,435	(21,005)	206,122	(36,739)
Non-agency	76,779	(2,877)	20,596	(1,208)	97,375	(4,085)
Total commercial MBS	190,466	(18,611)	113,031	(22,213)	303,497	(40,824)
Residential MBS
Agency	606,805	(88,065)	668,275	(150,901)	1,275,080	(238,966)
Non-agency	56,490	(5,356)	11,724	(1,449)	68,214	(6,805)
Total residential MBS	663,295	(93,421)	679,999	(152,350)	1,343,294	(245,771)
Total AFS securities	$1,733,374	$(255,722)	$964,487	$(252,145)	$2,697,861	$(507,867)

December 31, 2021
U.S. government and agency securities	$64,474	$(115)	$3,900	$(45)	$68,374	$(160)
Obligations of states and political subdivisions	249,701	(2,020)	2,123	(53)	251,824	(2,073)
Corporate and other bonds(1)	21,134	(177)	703	(1)	21,837	(178)
Commercial MBS
Agency	175,588	(4,053)	3,172	(162)	178,760	(4,215)
Non-agency	33,759	(313)	11,029	(108)	44,788	(421)
Total commercial MBS	209,347	(4,366)	14,201	(270)	223,548	(4,636)
Residential MBS
Agency	1,140,701	(21,147)	106,104	(3,190)	1,246,805	(24,337)
Non-agency	48,392	(584)	12,716	(364)	61,108	(948)
Total residential MBS	1,189,093	(21,731)	118,820	(3,554)	1,307,913	(25,285)
Total AFS securities	$1,733,749	$(28,409)	$139,747	$(3,923)	$1,873,496	$(32,332)

(1) Other bonds include asset-backed securities

(2) Comprised of 302 and 33 individual securities as of September 30, 2022 and December 31, 2021, respectively

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at September 30, 2022 and December 31, 2021 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s MBS are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% SSFA rating.

The following table presents the amortized cost and estimated fair value of AFS securities as of September 30, 2022 and December 31, 2021, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$31,089	$30,799	$18,247	$18,317
Due after one year through five years	165,998	160,945	180,080	183,981
Due after five years through ten years	338,619	308,149	324,615	331,215
Due after ten years	2,689,325	2,217,430	2,925,842	2,948,137
Total AFS securities	$3,225,031	$2,717,323	$3,448,784	$3,481,650

Refer to Note 7 "Commitments and Contingencies" in Part I, Item I of this Quarterly Report for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of September 30, 2022 and December 31, 2021.

Held to Maturity

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. The Company’s HTM securities were substantially all current at September 30, 2022 and December 31, 2021.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of September 30, 2022 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
September 30, 2022
U.S. government and agency securities	$690	$—	$(39)	$651
Obligations of states and political subdivisions	724,330	176	(64,366)	660,140
Commercial Agency MBS	29,096	—	(4,360)	24,736
Residential MBS
Agency	43,080	—	(6,732)	36,348
Non-agency	44,153	—	(548)	43,605
Total residential MBS	87,233	—	(7,280)	79,953
Total HTM securities	$841,349	$176	$(76,045)	$765,480

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2021 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
December 31, 2021
U.S. government and agency securities	$2,604	$—	$(29)	$2,575
Obligations of states and political subdivisions	620,873	65,982	(121)	686,734
Commercial Agency MBS	4,523	—	(58)	4,465
Total HTM securities	$628,000	$65,982	$(208)	$693,774

Credit Quality Indicators & Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. The Company’s HTM securities ACL was immaterial at September 30, 2022 and December 31, 2021. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of September 30, 2022 and December 31, 2021 by security type and credit rating (dollars in thousands):

	U.S. Government and Agency	Obligations of states and political	Mortgage-backed	Total HTM
	securities	subdivisions	securities	securities
September 30, 2022
Credit Rating:
AAA/AA/A	$—	$700,138	$2,764	$702,902
BBB/BB/B	—	1,192	—	1,192
Not Rated - Agency(1)	690	—	72,176	72,866
Not Rated - Non-Agency(2)	—	23,000	41,389	64,389
Total	$690	$724,330	$116,329	$841,349
December 31, 2021
Credit Rating:
AAA/AA/A	$—	$620,873	$—	$620,873
Not Rated - Agency(1)	2,604	—	4,523	7,127
Total	$2,604	$620,873	$4,523	$628,000

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies

(2) Non-agency mortgage-backed and asset-backed securities have limited credit risk, supported by most receiving a 20% SSFA rating

The following table presents the amortized cost and estimated fair value of HTM securities as of September 30, 2022 and December 31, 2021, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$25,025	$25,016	$3,034	$3,027
Due after one year through five years	35,709	35,656	5,852	6,065
Due after five years through ten years	15,798	15,587	14,019	15,984
Due after ten years	764,817	689,221	605,095	668,698
Total HTM securities	$841,349	$765,480	$628,000	$693,774

Refer to Note 7 "Commitments and Contingencies" in Part I, Item I of this Quarterly Report for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of September 30, 2022 and December 31, 2021.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the FRB and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. Restricted stock consists of FRB stock in the amount of $67.0 million for September 30, 2022 and December 31, 2021 and FHLB stock in the amount of $15.0 million and $9.8 million as of September 30, 2022 and December 31, 2021, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Realized gains (losses)(1):
Gross realized gains	$—	$—
Gross realized losses	—	(2)
Net realized gains	$—	$(2)

Proceeds from sales of securities	$17,250	$29,719

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Realized gains (losses)(1):
Gross realized gains	$9	$147
Gross realized losses	—	(60)
Net realized gains	$9	$87

Proceeds from sales of securities	$—	$45,436

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

The Company’s loans are stated at their face amount, net of deferred fees and costs, and consisted of the following at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Construction and Land Development	$1,068,201	$862,236
Commercial Real Estate - Owner Occupied	1,953,872	1,995,409
Commercial Real Estate - Non-Owner Occupied	3,900,325	3,789,377
Multifamily Real Estate	774,970	778,626
Commercial & Industrial(1)	2,709,047	2,542,243
Residential 1-4 Family - Commercial	542,612	607,337
Residential 1-4 Family - Consumer	891,353	816,524
Residential 1-4 Family - Revolving	588,452	560,796
Auto	561,277	461,052
Consumer	172,776	176,992
Other Commercial(2)	755,835	605,251
Total LHFI, net of deferred fees and costs(3)	13,918,720	13,195,843
Allowance for loan and lease losses	(108,009)	(99,787)
Total LHFI, net	$13,810,711	$13,096,056

(1) Commercial & industrial loans included approximately $12.1 million and $145.3 million in loans from the PPP at September 30, 2022 and December 31, 2021, respectively.

(2) There are no loans from the PPP included in other commercial loans as of September 30, 2022. As of December 31, 2021 other commercial loans included approximately $5.1 million in loans from the PPP.

(3) Total loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $45.7 million and $49.3 million as of September 30, 2022 and December 31, 2021, respectively.

The following table shows the aging of the Company’s loan portfolio, by class, at September 30, 2022 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,067,438	$120	$107	$115	$421	$1,068,201
Commercial Real Estate - Owner Occupied	1,937,372	7,337	763	3,517	4,883	1,953,872
Commercial Real Estate - Non-Owner Occupied	3,897,324	—	457	621	1,923	3,900,325
Multifamily Real Estate	774,970	—	—	—	—	774,970
Commercial & Industrial	2,702,308	796	3,128	526	2,289	2,709,047
Residential 1-4 Family - Commercial	538,835	1,410	97	308	1,962	542,612
Residential 1-4 Family - Consumer	876,980	1,123	1,449	680	11,121	891,353
Residential 1-4 Family - Revolving	581,418	1,115	1,081	1,255	3,583	588,452
Auto	558,678	1,876	257	148	318	561,277
Consumer	172,180	409	101	86	—	172,776
Other Commercial	755,740	—	—	95	—	755,835
Total LHFI	$13,863,243	$14,186	$7,440	$7,351	$26,500	$13,918,720
% of total loans	99.61%	0.10%	0.05%	0.05%	0.19%	100.00%

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2021 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$857,883	$1,357	$—	$299	$2,697	$862,236
Commercial Real Estate - Owner Occupied	1,987,133	1,230	152	1,257	5,637	1,995,409
Commercial Real Estate - Non-Owner Occupied	3,783,211	1,965	127	433	3,641	3,789,377
Multifamily Real Estate	778,429	84	—	—	113	778,626
Commercial & Industrial	2,536,100	1,161	1,438	1,897	1,647	2,542,243
Residential 1-4 Family - Commercial	601,946	1,844	272	990	2,285	607,337
Residential 1-4 Family - Consumer	795,821	3,368	2,925	3,013	11,397	816,524
Residential 1-4 Family - Revolving	554,652	1,493	363	882	3,406	560,796
Auto	458,473	1,866	249	241	223	461,052
Consumer	175,943	689	186	120	54	176,992
Other Commercial	605,214	37	—	—	—	605,251
Total LHFI	$13,134,805	$15,094	$5,712	$9,132	$31,100	$13,195,843
% of total loans	99.54%	0.11%	0.04%	0.07%	0.24%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of September 30, 2022 (dollars in thousands):

	September 30, 2022
	Nonaccrual	Nonaccrual With No ALLL	90 Days Past due and still Accruing
Construction and Land Development	$421	$—	$115
Commercial Real Estate - Owner Occupied	4,883	932	3,517
Commercial Real Estate - Non-Owner Occupied	1,923	—	621
Commercial & Industrial	2,289	1	526
Residential 1-4 Family - Commercial	1,962	—	308
Residential 1-4 Family - Consumer	11,121	—	680
Residential 1-4 Family - Revolving	3,583	—	1,255
Auto	318	—	148
Consumer	—	—	86
Other Commercial	—	—	95
Total LHFI	$26,500	$933	$7,351

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

There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2022 and 2021. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2021 Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Debt Restructurings

As of September 30, 2022, the Company had TDRs totaling $15.6 million with an estimated $569,000 of allowance for those loans. As of December 31, 2021, the Company had TDRs totaling $18.0 million with an estimated $859,000 of allowance for those loans.

A TDR occurs when a lender, for economic or legal reasons, grants a concession to the borrower related to the borrower’s financial difficulties, that it would not otherwise consider. All loans that are considered to be TDRs are evaluated for credit losses in accordance with the Company’s ALLL methodology. For the three and nine months ended September 30, 2022 and September 30, 2021, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by class, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022			December 31, 2021
	No. of	Recorded	Outstanding	No. of	Recorded	Outstanding
	Loans	Investment	Commitment	Loans	Investment	Commitment
Performing
Construction and Land Development	3	$159	$—	4	$201	$—
Commercial Real Estate - Owner Occupied	2	1,000	—	3	572	—
Commercial & Industrial	1	100	—	—	—	—
Residential 1-4 Family - Commercial	1	1,334	—	—	—	—
Residential 1-4 Family - Consumer	81	7,470	—	75	9,021	—
Residential 1-4 Family - Revolving	3	257	5	3	265	4
Consumer	1	13	—	2	15	—
Other Commercial	—	—	—	1	239	—
Total performing	92	$10,333	$5	88	$10,313	$4
Nonperforming
Commercial Real Estate - Owner Occupied	1	$16	$—	2	$830	$—
Commercial Real Estate - Non-Owner Occupied	2	242	—	3	1,357	—
Commercial & Industrial	2	481	—	3	729	—
Residential 1-4 Family - Commercial	3	371	—	3	388	—
Residential 1-4 Family - Consumer	24	4,092	—	24	4,239	—
Residential 1-4 Family - Revolving	3	96	—	3	99	—
Total nonperforming	35	$5,298	$—	38	$7,642	$—
Total performing and nonperforming	127	$15,631	$5	126	$17,955	$4

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three and nine months ended September 30, 2022 and 2021, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Residential 1-4 Family - Commercial	—	$—	1	$1,334
Total interest only at market rate of interest	—	$—	1	$1,334

Term modification, at a market rate
Commercial Real Estate - Owner Occupied	—	$—	1	$766
Total loan term extended at a market rate	—	$—	1	$766

Term modification, below market rate
Residential 1-4 Family - Consumer	7	$665	17	$1,166
Total loan term extended at a below market rate	7	$665	17	$1,166

Total	7	$665	19	$3,266

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Modified to interest only, at a market rate
Total interest only at market rate of interest	—	$—	—	$—

Term modification, at a market rate
Commercial Real Estate - Non-Owner Occupied	1	$157	1	$157
Residential 1-4 Family - Consumer	—	—	2	102
Total loan term extended at a market rate	1	$157	3	$259

Term modification, below market rate
Residential 1-4 Family - Consumer	—	$—	11	$1,813
Consumer	—	—	1	15
Total loan term extended at a below market rate	—	$—	12	$1,828

Interest rate modification, below market rate
Residential 1-4 Family - Commercial	—	$—	1	$45
Total interest only at below market rate of interest	—	$—	1	$45

Total	1	$157	16	$2,132

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by loan segment for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$77,413	$26,771	$104,184	$77,902	$21,885	$99,787
Loans charged-off	(1,086)	(715)	(1,801)	(2,852)	(2,415)	(5,267)
Recoveries credited to allowance	605	609	1,214	1,723	2,022	3,745
Provision charged to operations	6,969	(2,557)	4,412	7,128	2,616	9,744
Balance at end of period	$83,901	$24,108	$108,009	$83,901	$24,108	$108,009

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$89,837	$28,424	$118,261	$117,403	$43,137	$160,540
Loans charged-off	(967)	(1,299)	(2,266)	(3,832)	(4,020)	(7,852)
Recoveries credited to allowance	1,281	872	2,153	3,929	2,569	6,498
Provision charged to operations	(15,173)	(1,177)	(16,350)	(42,522)	(14,866)	(57,388)
Balance at end of period	$74,978	$26,820	$101,798	$74,978	$26,820	$101,798

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

Pass is determined by the following criteria:

●	Risk rated 0 loans have little or no risk and are with General Obligation Municipal Borrowers;
●	Risk rated 1 loans have little or no risk and are generally secured by cash or cash equivalents;
●	Risk rated 2 loans have minimal risk to well qualified borrowers and no significant questions as to safety;
●	Risk rated 3 loans are satisfactory loans with strong borrowers and secondary sources of repayment;
●	Risk rated 4 loans are satisfactory loans with borrowers not as strong as risk rated 3 loans and may exhibit a greater degree of financial risk based on the type of business supporting the loan.

Watch is determined by the following criteria:

●	Risk rated 5 loans are watch loans that warrant more than the normal level of supervision and have the possibility of an event occurring that may weaken the borrower’s ability to repay.

Special Mention is determined by the following criteria:

●	Risk rated 6 loans have increasing potential weaknesses beyond those at which the loan originally was granted and if not addressed could lead to inadequately protecting the Company’s credit position.

Substandard is determined by the following criteria:

●	Risk rated 7 loans are substandard loans and are inadequately protected by the current sound worth or paying capacity of the obligor or the collateral pledged; these have well defined weaknesses that jeopardize the liquidation of the debt with the distinct possibility the Company will sustain some loss if the deficiencies are not corrected.

Doubtful is determined by the following criteria:

●	Risk rated 8 loans are doubtful of collection and the possibility of loss is high but pending specific borrower plans for recovery, its classification as a loss is deferred until its more exact status is determined;
●	Risk rated 9 loans are loss loans which are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of September 30, 2022 (dollars in thousands):

	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Construction and Land Development
Pass	$278,751	$522,332	$139,003	$16,527	$35,327	$36,153	$22,434	$1,050,527
Watch	—	855	—	3,842	120	2,736	—	7,553
Special Mention	921	1,491	338	—	—	174	—	2,924
Substandard	1,261	2,359	40	214	1,345	1,978	—	7,197
Total Construction and Land Development	$280,933	$527,037	$139,381	$20,583	$36,792	$41,041	$22,434	$1,068,201

Commercial Real Estate - Owner Occupied
Pass	$193,743	$204,645	$256,490	$290,697	$233,459	$663,420	$15,089	$1,857,543
Watch	1,069	178	2,463	8,293	12,375	26,383	1,149	51,910
Special Mention	641	—	—	1,479	914	18,816	42	21,892
Substandard	—	2,826	—	4,370	1,610	13,256	465	22,527
Total Commercial Real Estate - Owner Occupied	$195,453	$207,649	$258,953	$304,839	$248,358	$721,875	$16,745	$1,953,872

Commercial Real Estate - Non-Owner Occupied
Pass	$339,274	$671,073	$397,814	$508,462	$375,951	$1,392,787	$31,971	$3,717,332
Watch	—	2,151	818	26,793	40,466	27,259	—	97,487
Special Mention	234	—	—	6,084	2,609	18,771	—	27,698
Substandard	—	—	10,501	22,797	18,930	5,580	—	57,808
Total Commercial Real Estate - Non-Owner Occupied	$339,508	$673,224	$409,133	$564,136	$437,956	$1,444,397	$31,971	$3,900,325

Commercial & Industrial
Pass	$529,915	$576,070	$321,669	$191,789	$86,424	$144,362	$746,107	$2,596,336
Watch	1,401	794	17,955	5,204	12,546	2,283	22,057	62,240
Special Mention	—	182	416	2,500	373	2,031	20,174	25,676
Substandard	98	536	112	3,912	14,253	1,375	4,509	24,795
Total Commercial & Industrial	$531,414	$577,582	$340,152	$203,405	$113,596	$150,051	$792,847	$2,709,047

Multifamily Real Estate
Pass	$84,683	$79,629	$216,676	$62,386	$76,761	$247,444	$2,225	$769,804
Watch	—	—	—	4,209	446	423	—	5,078
Special Mention	—	—	—	—	—	88	—	88
Total Multifamily Real Estate	$84,683	$79,629	$216,676	$66,595	$77,207	$247,955	$2,225	$774,970

Residential 1-4 Family - Commercial
Pass	$35,383	$91,966	$79,004	$53,298	$38,421	$208,616	$949	$507,637
Watch	—	1,344	545	8,561	2,985	5,093	114	18,642
Special Mention	—	—	1,495	71	4,800	2,717	—	9,083
Substandard	—	—	—	2,464	478	4,009	299	7,250
Total Residential 1-4 Family - Commercial	$35,383	$93,310	$81,044	$64,394	$46,684	$220,435	$1,362	$542,612

Other Commercial
Pass	$168,290	$216,249	$156,770	$118,283	$3,683	$70,833	$13,209	$747,317
Watch	5,367	—	—	—	—	3,056	—	8,423
Substandard	—	—	—	—	—	—	95	95
Total Other Commercial	$173,657	$216,249	$156,770	$118,283	$3,683	$73,889	$13,304	$755,835

Total Commercial
Pass	$1,630,039	$2,361,964	$1,567,426	$1,241,442	$850,026	$2,763,615	$831,984	$11,246,496
Watch	7,837	5,322	21,781	56,902	68,938	67,233	23,320	251,333
Special Mention	1,796	1,673	2,249	10,134	8,696	42,597	20,216	87,361
Substandard	1,359	5,721	10,653	33,757	36,616	26,198	5,368	119,672
Total Commercial	$1,641,031	$2,374,680	$1,602,109	$1,342,235	$964,276	$2,899,643	$880,888	$11,704,862

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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of September 30, 2022 (dollars in thousands):

	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Residential 1-4 Family - Consumer
Current	$163,110	$250,861	$161,913	$38,668	$23,633	$238,782	$13	$876,980
30-59 Days Past Due	—	—	90	142	174	717	—	1,123
60-89 Days Past Due	—	—	—	104	—	1,345	—	1,449
90+ Days Past Due	—	—	—	45	—	635	—	680
Nonaccrual	—	429	—	268	957	9,467	—	11,121
Total Residential 1-4 Family - Consumer	$163,110	$251,290	$162,003	$39,227	$24,764	$250,946	$13	$891,353

Residential 1-4 Family - Revolving
Current	$58,864	$14,630	$5,825	$1,715	$826	$478	$499,080	$581,418
30-59 Days Past Due	—	—	—	—	—	—	1,115	1,115
60-89 Days Past Due	—	—	—	—	—	—	1,081	1,081
90+ Days Past Due	—	—	—	—	—	—	1,255	1,255
Nonaccrual	—	149	57	—	14	—	3,363	3,583
Total Residential 1-4 Family - Revolving	$58,864	$14,779	$5,882	$1,715	$840	$478	$505,894	$588,452

Auto
Current	$221,446	$168,008	$89,869	$49,923	$19,147	$10,285	$—	$558,678
30-59 Days Past Due	310	653	292	375	119	127	—	1,876
60-89 Days Past Due	3	79	78	55	—	42	—	257
90+ Days Past Due	—	108	13	6	12	9	—	148
Nonaccrual	—	90	107	89	8	24	—	318
Total Auto	$221,759	$168,938	$90,359	$50,448	$19,286	$10,487	$—	$561,277

Consumer
Current	$36,208	$17,683	$12,001	$26,271	$19,195	$21,475	$39,347	$172,180
30-59 Days Past Due	10	6	40	150	109	51	43	409
60-89 Days Past Due	—	1	19	39	39	2	1	101
90+ Days Past Due	—	13	28	9	14	1	21	86
Total Consumer	$36,218	$17,703	$12,088	$26,469	$19,357	$21,529	$39,412	$172,776

Total Consumer
Current	$479,628	$451,182	$269,608	$116,577	$62,801	$271,020	$538,440	$2,189,256
30-59 Days Past Due	320	659	422	667	402	895	1,158	4,523
60-89 Days Past Due	3	80	97	198	39	1,389	1,082	2,888
90+ Days Past Due	—	121	41	60	26	645	1,276	2,169
Nonaccrual	—	668	164	357	979	9,491	3,363	15,022
Total Consumer	$479,951	$452,710	$270,332	$117,859	$64,247	$283,440	$545,319	$2,213,858

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

The Company did not have any material revolving loans convert to term during the nine months ended September 30, 2022 or the year ended December 31, 2021.

4. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangibles are being amortized over the period of expected benefit, which ranges from 4 to 10 years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 10 years, using various methods. In the normal course of business, the Company routinely monitors the impact of the changes in the financial markets and includes these assessments in the Company’s impairment process. The Company concluded there was no impairment to the Company’s goodwill or intangible assets as of the balance sheet date.

Effective June 30, 2022, the Company, the Bank, and CSP completed the sale of DHFB, which was formerly a subsidiary of the Bank, resulting in a reduction in both the Company’s goodwill of $10.3 million and intangible assets of $5.7 million.

In the third quarter of 2022, the Company moved from one reportable operating segment, the Bank, to two reportable operating segments, Wholesale Banking and Consumer Banking, which resulted in goodwill being allocated between the two reportable operating segments based on their relative fair values. The Company determined that there was no impairment to the Bank’s goodwill prior to reallocating goodwill.

The following table presents the Company’s goodwill and intangible assets by operating segment as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
As of September 30, 2022
Goodwill	$642,256	$282,955	$—	$925,211
Intangible assets	—	1,704	27,438	29,142
As of December 31, 2021
Goodwill	$642,256	$293,304	$—	$935,560
Intangible assets	—	8,327	34,985	43,312

Refer to Note 12 “Segment Reporting and Revenue” in Part I, Item 1 “Financial Statements” of this Quarterly Report for more information on the Company’s reportable operating segment changes.

Amortization expense of intangibles for the three months ended September 30, 2022 and 2021 totaled $2.5 million and $3.4 million, respectively. Amortization expense of intangibles for the nine months ended September 30, 2022 and 2021 totaled $8.4 million and $10.7 million, respectively.

As of September 30, 2022, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining three months of 2022	$2,382
2023	8,518
2024	6,753
2025	5,154
2026	3,559
Thereafter	2,776
Total estimated amortization expense	$29,142

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

At lease inception the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In certain cases, the Company obtains lessee-provided residual value guarantees and third-party RVI to reduce its residual asset risk. At September 30, 2022 and December 31, 2021, the carrying value of residual assets covered by residual value guarantees and RVI was $36.7 million and $23.0 million, respectively.

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

Total net investment in sales-type and direct financing leases consists of the following (dollars in thousands):

	September 30, 2022	December 31, 2021
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$254,773	$199,423
Unguaranteed residual values, net of unearned income and deferred selling profit	12,219	8,911
Total net investment in sales-type and direct financing leases	$266,992	$208,334

Lessee Arrangements

The Company’s lessee arrangements consist of operating and finance leases; however, the majority of the leases have been classified as non-cancellable operating leases and are primarily for real estate leases with remaining lease terms of up to 23 years. The Company’s real estate lease agreements do not contain residual value guarantees and most agreements do not contain restrictive covenants. The Company does not have any material arrangements where the Company is in a sublease contract.

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

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information (dollars in thousands):

	September 30, 2022		December 31, 2021
	Operating	Finance	Operating	Finance
ROU assets	$31,821	$5,817	$40,653	$6,506
Lease liabilities	44,145	8,593	50,742	9,477
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	6.44	6.33	6.75	7.08
Weighted-average discount rate (1)	2.63%	1.17%	2.57%	1.17%

(1) An incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$79	$89
Operating Cash Flows from Operating Leases	8,514	8,961
Financing Cash Flows from Finance Leases	885	851
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,268	$2,412

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net Operating Lease Cost	$2,117	$2,535	$6,658	$7,615
Finance Lease Cost:
Amortization of right-of-use assets	230	230	689	689
Interest on lease liabilities	25	29	79	89
Total Lease Cost	$2,372	$2,794	$7,426	$8,393

The maturities of lessor and lessee arrangements outstanding at September 30, 2022 are presented in the table below (dollars in thousands):

	September 30, 2022
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining three months of 2022	$16,842	$2,806	$329
2023	65,059	10,388	1,325
2024	62,282	9,441	1,358
2025	48,508	7,297	1,392
2026	36,606	4,826	1,427
Thereafter	50,030	13,642	3,088
Total undiscounted cash flows	279,327	48,400	8,919
Less: Adjustments (1)	24,554	4,255	326
Total (2)	$254,773	$44,145	$8,593

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

Total short-term borrowings consist of the following as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30,	December 31,
	2022	2021
Securities sold under agreements to repurchase	$146,182	$117,870
FHLB Advances	133,800	—
Total short-term borrowings	$279,982	$117,870

Average outstanding balance during the period	$262,782	$113,030
Average interest rate during the period	0.92%	0.10%
Average interest rate at end of period	1.54%	0.07%

The Bank maintains federal funds lines with several correspondent banks, the available balance was $1.0 billion and $997.0 million at September 30, 2022 and December 31, 2021 respectively. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both September 30, 2022 and December 31, 2021. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is in compliance with these covenants as of September 30, 2022 and December 31, 2021. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $5.9 billion and $6.0 billion at September 30, 2022 and December 31, 2021 respectively.

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

In connection with several previous bank acquisitions, the Company issued $58.5 million and acquired $92.0 million of trust preferred capital notes. The remaining fair value discount on all acquired trust preferred capital notes was $12.7 million and $13.3 million at September 30, 2022 and December 31, 2021, respectively.

Total long-term borrowings consist of the following as of September 30, 2022 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	6.50%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	5.15%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	6.48%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	6.85%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	6.85%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	6.40%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	5.25%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	5.30%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	6.60%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt(3)(4)
2031 Subordinated Debt	250,000	-%	2.875%	12/15/2031
Total Subordinated Debt(5)	$250,000
Fair Value Discount(6)	(15,583)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$389,576

(1) Rate as of September 30, 2022. Calculated using non-rounded numbers.

(2) The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other assets" on the Company’s Consolidated Balance Sheets.

(3) The remaining issuance discount as of September 30, 2022 is $2.9 million.

(4) Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.

(5) Fixed-to-floating rate notes. On December 15, 2026, the interest rate changes to a floating rate of the then current Three-Month Term SOFR plus a spread of 186 bps through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after December 15, 2026.

(6) Remaining discounts of $12.7 million and $2.9 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

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

(5) Fixed-to-floating rate notes. On December 15, 2026, the interest changes to a floating rate of the then current Three-Month Term SOFR plus a spread of 186 bps through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after December 15, 2026.

(6) Remaining discounts of $13.3 million and $3.1 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of September 30, 2022, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
For the remaining three months of 2022	$—	$—	$(287)	$(287)
2023	—	—	(1,162)	(1,162)
2024	—	—	(1,187)	(1,187)
2025	—	—	(1,211)	(1,211)
2026	—	—	(1,236)	(1,236)
Thereafter	155,159	250,000	(10,500)	394,659
Total long-term borrowings	$155,159	$250,000	$(15,583)	$389,576

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss and funding information, current and future economic conditions, risk ratings, and past due status among other factors in the consideration of expected credit losses in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold. At both September 30, 2022 and December 31, 2021, the Company’s RUC and indemnification reserve totaled $11.4 million and $8.4 million, respectively.

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

The following table presents the balances of commitments and contingencies as of the following dates (dollars in thousands):

	September 30, 2022	December 31, 2021
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$3,411,234	$5,825,557
Letters of credit	150,649	152,506
Total commitments with off-balance sheet risk	$3,561,883	$5,978,063
(1) Includes unfunded overdraft protection.

As of September 30, 2022, the Company had approximately $287.5 million in deposits in other financial institutions of which $237.5 million served as collateral for cash flow and loan swap derivatives. As of December 31, 2021, the Company had approximately $187.4 million in deposits in other financial institutions of which $82.3 million served as collateral for the Company’s derivative interest rate contracts. The Company had approximately $46.4 million and $102.0 million in deposits in other financial institutions that were uninsured at September 30, 2022 and December 31, 2021, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

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

The Company pledges collateral to secure various financing and other activities that occur during the normal course of business as part of the liquidity management strategy. The following tables present the types of collateral pledged at September 30, 2022 and December 31, 2021 (dollars in thousands):

	Pledged Assets as of September 30, 2022
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$576,066	$483,284	$—	$1,059,350
Repurchase agreements	—	151,237	—	—	151,237
FHLB advances	—	37,188	—	2,545,915	2,583,103
Derivatives	237,546	56,593	—	—	294,139
Fed Funds	—	—	—	479,668	479,668
Other purposes	—	26,667	834	—	27,501
Total pledged assets	$237,546	$847,751	$484,118	$3,025,583	$4,594,998

	Pledged Assets as of December 31, 2021
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$703,489	$472,243	$—	$1,175,732
Repurchase agreements	—	130,217	—	—	130,217
FHLB advances	—	43,722	—	4,263,259	4,306,981
Derivatives	82,299	65,053	—	—	147,352
Fed Funds	—	—	—	392,067	392,067
Other purposes	—	22,003	985	—	22,988
Total pledged assets	$82,299	$964,484	$473,228	$4,655,326	$6,175,337

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

At September 30, 2022 and December 31, 2021, the Company had interest rate swaps designated and qualifying as cash flow hedges of the Company’s forecasted variable interest receipts on variable rate loans due to changes in the interest rate with a notional amount of $800 million and $500 million, respectively. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.

Fair Value Hedges

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At September 30, 2022 and December 31, 2021, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $84.8 million and $88.6 million, respectively, and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $11.2 million and an unrealized loss of $620,000, respectively.

AFS Securities: The Company has entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate AFS securities. At September 30, 2022 and December 31, 2021, the aggregate notional amount of the related hedged items of the AFS securities totaled $50.0 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $2.1 million and an unrealized loss of $4.1 million, respectively.

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

RPAs: The Company enters into RPAs where it may either sell or assume credit risk related to a borrower’s performance under certain non-hedging interest rate derivative contracts on participated loans. The Company manages its credit risk under RPAs by monitoring the creditworthiness of the borrowers based on the Company’s normal credit review process. RPAs are carried at fair value with changes in fair value recorded in “Other operating income” on the Company’s Consolidated Statements of Income.

The following table summarizes key elements of the Company’s derivative instruments as of September 30, 2022 and December 31, 2021, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	September 30, 2022			December 31, 2021
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$800,000	$—	$7,735	$500,000	$—	$—
Fair value hedges	134,792	4,511	—	138,606	—	5,387
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	5,500,163	72,627	242,969	5,017,574	73,696	49,051

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

(4) Includes RPAs.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022		December 31, 2021
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$94,494	$(2,115)	$112,562	$4,051
Loans	84,792	(11,179)	88,606	546

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2022 and December 31, 2021, the amortized cost basis of this portfolio was $94 million and $113 million, respectively, and the cumulative basis adjustment associated with this hedge was $2.1 million and $4.1 million, respectively. The amount of the designated hedged item at September 30, 2022 and December 31, 2021 totaled $50 million.

(2) Carrying value represents amortized cost.

9. STOCKHOLDERS’ EQUITY

Repurchase Programs

On December 10, 2021, the Company’s Board of Directors authorized a share Repurchase Program to purchase up to $100.0 million of the Company’s common stock through December 9, 2022 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and / or Rule 10b-18 under the Exchange Act. As part of the Repurchase Program, approximately 1.3 million shares (or $48.2 million) were repurchased during the nine months ended September 30, 2022. No shares were repurchased during the third quarter of 2022. Approximately $51.8 million of share repurchases remain available under the Repurchase Program at September 30, 2022.

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the three and nine months ended September 30, 2022 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	(Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI - June 30, 2022	$(277,577)	$25	$(36,452)	$(2,279)	$(316,283)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(121,841)	—	(24,142)	—	(145,983)
Amounts reclassified from AOCI into earnings	—	(4)	—	151	147
Net current period other comprehensive (loss) income	(121,841)	(4)	(24,142)	151	(145,836)
AOCI - September 30, 2022	$(399,418)	$21	$(60,594)	$(2,128)	$(462,119)

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI - December 31, 2021	$22,763	$35	$(1,567)	$(2,596)	$18,635
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(422,183)	—	(59,027)	—	(481,210)
Amounts reclassified from AOCI into earnings	2	(14)	—	468	456
Net current period other comprehensive (loss) income	(422,181)	(14)	(59,027)	468	(480,754)
AOCI - September 30, 2022	$(399,418)	$21	$(60,594)	$(2,128)	$(462,119)

The change in AOCI for the three and nine months ended September 30, 2021 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI - June 30, 2021	$54,792	$45	$1,132	$(2,897)	$53,072
Other comprehensive (loss) income:
Other comprehensive income before reclassification	(23,242)	—	(545)	—	(23,787)
Amounts reclassified from AOCI into earnings	(7)	(5)	—	150	138
Net current period other comprehensive (loss) income	(23,249)	(5)	(545)	150	(23,649)
AOCI - September 30, 2021	$31,543	$40	$587	$(2,747)	$29,423

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI- December 31, 2020	$74,161	$55	$—	$(3,201)	$71,015
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassification	(42,549)	—	634	—	(41,915)
Amounts reclassified from AOCI into earnings	(69)	(15)	(47)	454	323
Net current period other comprehensive (loss) income	(42,618)	(15)	587	454	(41,592)
AOCI - September 30, 2021	$31,543	$40	$587	$(2,747)	$29,423

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

Derivative Instruments

As discussed in Note 8 “Derivatives” in Part I, Item I of this Quarterly Report, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to borrower's performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using BVAL derivative pricing functions. No material differences were identified during the validation as of September 30, 2022 and December 31, 2021. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of September 30, 2022 and December 31, 2021 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company primarily uses BVAL, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2022 and December 31, 2021.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value Measurements at September 30, 2022 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$56,073	$5,563	$—	$61,636
Obligations of states and political subdivisions	—	764,543	—	764,543
Corporate and other bonds(1)	—	231,088	—	231,088
MBS	—	1,658,402	—	1,658,402
Other securities	—	1,654	—	1,654
LHFS	—	12,889	—	12,889
Derivatives:
Interest rate contracts(2)	—	72,627	—	72,627
Fair value hedges	—	4,511	—	4,511

LIABILITIES
Derivatives:
Interest rate contracts(2)	$—	$242,969	$—	$242,969
Cash flow hedges	—	7,735	—	7,735

(1) Other bonds include asset-backed securities.

(2) Includes RPAs.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to foreclosed properties, former bank premises, and collateral-dependent loans that are individually assessed. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The assets for which a nonrecurring fair value measurement was recorded were $6.2 million and $11.3 million during the periods ended September 30, 2022 and December 31, 2021 respectively. The nonrecurring valuation adjustments for these assets did not have a material impact on the Company’s consolidated financial statements.

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

The Company primarily uses BVAL, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2022 and December 31, 2021. The Company’s Level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2022 and December 31, 2021.

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

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2022 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$390,942	$390,942	$—	$—	$390,942
AFS securities	2,717,323	56,073	2,661,250	—	2,717,323
HTM securities	841,349	—	762,307	3,173	765,480
Restricted stock	82,050	—	82,050	—	82,050
LHFS	12,889	—	12,889	—	12,889
Net loans	13,810,711	—	—	13,330,986	13,330,986
Derivatives:
Interest rate contracts(1)	72,627	—	72,627	—	72,627
Fair value hedges	4,511	—	4,511	—	4,511
Accrued interest receivable	68,747	—	68,747	—	68,747
BOLI	437,988	—	437,988	—	437,988

LIABILITIES
Deposits	$16,546,216	$—	$16,560,956	$—	$16,560,956
Borrowings	669,558	—	605,018	—	605,018
Accrued interest payable	3,910	—	3,910	—	3,910
Derivatives:
Interest rate contracts(1)	242,969	—	242,969	—	242,969
Cash flow hedges	7,735	—	7,735	—	7,735

(1) Includes RPAs.

	Fair Value Measurements at December 31, 2021 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$802,501	$802,501	$—	$—	$802,501
AFS securities	3,481,650	64,474	3,417,176	—	3,481,650
HTM securities	628,000	—	686,733	7,041	693,774
Restricted stock	76,825	—	76,825	—	76,825
LHFS	20,861	—	20,861	—	20,861
Net loans	13,096,056	—	—	12,861,274	12,861,274
Derivatives:
Interest rate contracts	73,696	—	73,696	—	73,696
Accrued interest receivable	65,015	—	65,015	—	65,015
BOLI	431,517	—	431,517	—	431,517

LIABILITIES
Deposits	$16,611,068	$—	$16,630,087	$—	$16,630,087
Borrowings	506,594	—	488,796	—	488,796
Accrued interest payable	933	—	933	—	933
Derivatives:
Interest rate contracts	49,051	—	49,051	—	49,051
Fair value hedges	5,387	—	5,387	—	5,387

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when market interest rates change and that change may be either favorable or unfavorable to the Company. Management seeks to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. Borrowers with fixed rate obligations, however, are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and seeks to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that are intended to mitigate the Company’s overall interest rate risk.

11. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

The following table presents basic and diluted EPS calculations for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income:
Net Income	$58,070	$74,565	$163,986	$216,138
Less: Preferred Stock Dividends	2,967	2,967	8,901	8,901
Net income available to common shareholders	$55,103	$71,598	$155,085	$207,237

Weighted average shares outstanding, basic	74,704	76,309	75,029	77,989
Dilutive effect of stock awards	1	14	5	19
Weighted average shares outstanding, diluted	74,705	76,323	75,034	78,008

Earnings per common share, basic	$0.74	$0.94	$2.07	$2.66
Earnings per common share, diluted	$0.74	$0.94	$2.07	$2.66

12. SEGMENT REPORTING AND REVENUE

Operating Segments

Historically, the Company has had only one reportable operating segment, the Bank. In the third quarter of 2022, however, the Company completed system conversions that allow its CODMs to evaluate the business, establish the overall business strategy, allocate resources, and assess business performance within two reportable operating segments—Wholesale Banking and Consumer Banking—while corporate support functions such as corporate treasury and others will be included in Corporate Other.

The Company’s operating segments now include the following:

●	Wholesale Banking: The Wholesale Banking segment provides loan and deposit services, as well as treasury management and capital market services to wholesale customers primarily throughout Virginia, Maryland, and North Carolina. These customers include commercial real estate and commercial and industrial customers. This segment also includes the Company’s public finance subsidiary and the equipment finance subsidiary, which has nationwide exposure.
●	Consumer Banking: The Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division and the wealth management division, which consists of private banking, trust, investment management, and advisory services.
●	Corporate Other: Corporate Other includes the Company’s Corporate Treasury functions, such as management of the investment securities portfolio, long-term debt, short-term liquidity and funding activities, balance sheet risk management, and other corporate support functions, as well as intercompany eliminations.

Prior year information presented has been restated and is shown under the new basis with two reportable operating segments. Goodwill was evaluated for impairment prior to re-allocating to the new reportable operating segments based on relative fair value.

Segment Reporting Methodology

The Company’s segment reporting is based on a “management approach” as described in Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 “Financial Statements” of this Quarterly Report. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process. A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

The following is additional information on the methodologies used in preparing the operating segment results:

●	Net interest income: Interest income from loans held for investment and interest expense from deposits are reflected within respective operating segments. The Company uses a funds transfer pricing methodology which utilizes the matched funding approach to allocate a cost of funds used or credit for funds provided to all operating segment loans and deposits.
●	Provision for credit losses: Provision for credit losses is assigned to operating segments based on the Company’s allowance methodology, driven by loan pool level information.
●	Noninterest income: Noninterest fees and other revenue associated with loans or customers are included within each operating segment.
●	Noninterest expense: Certain noninterest expenses incurred by corporate support functions are allocated based on assumptions regarding the extent to which each operating segment actually uses the services.
●	Goodwill: Goodwill is assigned to reportable operating segments based on the relative fair value of each segment.

Segment Results

The following tables present the Company’s operating segment results for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
Three Months Ended September 30, 2022
Net interest income	$76,109	$60,265	$14,341	$150,715
Provision for credit losses	8,558	(2,146)	—	6,412
Net interest income after provision for credit losses	67,551	62,411	14,341	144,303
Noninterest income	5,483	14,909	5,192	25,584
Noninterest expenses	36,197	59,460	4,266	99,923
Income before income taxes	$36,837	$17,860	$15,267	$69,964
Three Months Ended September 30, 2021
Net interest income	$74,121	$56,536	$6,831	$137,488
Provision for credit losses	(16,086)	(2,764)	—	(18,850)
Net interest income after provision for credit losses	90,207	59,300	6,831	156,338
Noninterest income	3,206	21,454	5,278	29,938
Noninterest expenses	31,333	59,824	4,186	95,343
Income before income taxes	$62,080	$20,930	$7,923	$90,933

	Wholesale Banking	Consumer Banking	Corporate Other	Total
Nine Months Ended September 30, 2022
Net interest income	$217,600	$162,297	$40,516	$420,413
Provision for credit losses	12,833	(89)	27	12,771
Net interest income after provision for credit losses	204,767	162,386	40,489	407,642
Noninterest income	16,438	54,664	22,921	94,023
Noninterest expenses	106,120	180,020	17,872	304,012
Income before income taxes	$115,085	$37,030	$45,538	$197,653
Nine Months Ended September 30, 2021
Net interest income	$223,158	$169,680	$20,096	$412,934
Provision for credit losses	(37,702)	(22,186)	—	(59,888)
Net interest income after provision for credit losses	260,860	191,866	20,096	472,822
Noninterest income	10,332	64,341	14,715	89,388
Noninterest expenses	94,393	175,697	29,161	299,251
Income before income taxes	$176,799	$80,510	$5,650	$262,959

The following table presents the Company’s operating segment results for the the key balance sheet metrics as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
As of September 30, 2022
LHFI, net of deferred fees and costs(1)	$10,847,988	$3,089,334	$(18,602)	$13,918,720
Goodwill	642,256	282,955	—	925,211
Deposits	6,173,703	10,270,508	102,005	16,546,216
As of December 31, 2021
LHFI, net of deferred fees and costs(1)	$10,242,918	$2,976,200	$(23,275)	$13,195,843
Goodwill	642,256	293,304	—	935,560
Deposits	6,114,078	10,366,792	130,198	16,611,068

(1) Corporate Other includes acquisition accounting fair value adjustments

Revenue

The majority of the Company’s noninterest income is being accounted for in accordance with Topic 606 and comes from short term contracts associated with fees for services provided on deposit accounts and credit cards from the Consumer and Wholesale Banking segments, as well as fiduciary and asset management fees from the Consumer Banking segment. Typically, the duration of a contract does not extend beyond the services performed; therefore, the Company concluded that discussion regarding contract balances is immaterial.

The Company’s performance obligations on revenue from deposit accounts and interchange fees from the Consumer and Wholesale Banking segments are generally satisfied immediately, when the transaction occurs, or by month-end. Performance obligations on revenue from fiduciary and asset management fees from the Consumer Banking segment are generally satisfied monthly or quarterly. For a majority of fee income on deposit accounts, the Company is a principal controlling the promised good or service before transferring it to the customer. For income related to most wealth management income, however, the Company is an agent responsible for arranging for the provision of goods and services by another party.

Mortgage banking income is earned from the Consumer Banking segment when the originated loans are sold to an investor on the secondary market. The loans are classified as LHFS before being sold. Additionally, the changes in fair value of the LHFS, loan commitments, and related derivatives are included in mortgage banking income.

Noninterest income disaggregated by major source for the three and nine months ended September 30, 2022 and 2021, consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$3,831	$4,648	$14,130	$11,864
Maintenance fees & other	2,953	2,550	8,291	7,450
Other service charges, commissions, and fees (1)	1,770	1,534	5,134	4,970
Interchange fees(1)	2,461	2,203	6,539	6,252
Fiduciary and asset management fees (1):
Trust asset management fees	3,035	3,233	9,726	9,127
Registered advisor management fees	—	2,510	5,088	7,299
Brokerage management fees	1,099	1,286	3,515	3,897
Mortgage banking income	1,390	4,818	6,707	17,692
Bank owned life insurance income	3,445	2,727	8,858	8,202
Loan-related interest rate swap fees	2,050	1,102	8,510	4,176
Other operating income (2)	3,550	3,327	17,525	8,459
Total noninterest income	$25,584	$29,938	$94,023	$89,388

(1) Income within scope of Topic 606.

(2) Includes a $9.1 million gain related to the sale of DHFB for the nine months ended September 30, 2022.

The following tables present noninterest income disaggregated by reportable operating segment for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other(1)	Total
Three Months Ended September 30, 2022
Noninterest income:
Deposit service charges	$1,775	$5,009	$—	$6,784
Other service charges and fees	511	1,259	—	1,770
Fiduciary and asset management fees	—	4,134	—	4,134
Mortgage banking income	—	1,390	—	1,390
Other income	3,197	3,117	5,192	11,506
Total noninterest income	$5,483	$14,909	$5,192	$25,584
Three Months Ended September 30, 2021
Noninterest income:
Deposit service charges	$1,532	$5,666	$—	$7,198
Other service charges and fees	325	1,209	—	1,534
Fiduciary and asset management fees	—	7,029	—	7,029
Mortgage banking income	—	4,818	—	4,818
Other income	1,349	2,732	5,278	9,359
Total noninterest income	$3,206	$21,454	$5,278	$29,938

	Wholesale Banking	Consumer Banking	Corporate Other(1)(2)	Total
Nine Months Ended September 30, 2022
Noninterest income:
Deposit service charges	$4,966	$17,455	$—	$22,421
Other service charges and fees	1,338	3,796	—	5,134
Fiduciary and asset management fees	—	18,329	—	18,329
Mortgage banking income	—	6,707	—	6,707
Other income	10,134	8,377	22,921	41,432
Total noninterest income	$16,438	$54,664	$22,921	$94,023
Nine Months Ended September 30, 2021
Noninterest income:
Deposit service charges	$4,493	$14,821	$—	$19,314
Other service charges and fees	1,252	3,718	—	4,970
Fiduciary and asset management fees	—	20,323	—	20,323
Mortgage banking income	—	17,692	—	17,692
Other income	4,587	7,787	14,715	27,089
Total noninterest income	$10,332	$64,341	$14,715	$89,388

(1) Other income primarily consists of income from BOLI and equity investment income.

(2) Other income includes a $9.1 million gain related to the sale of DHFB for the nine months ended September 30, 2022.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through November 3, 2022, the date the financial statements were issued.

On October 27, 2022, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on December 1, 2022 to preferred shareholders of record as of November 16, 2022.

The Company’s Board of Directors also declared a quarterly dividend of $0.30 per share of common stock. The common stock dividend is payable on November 25, 2022 to common shareholders of record as of November 11, 2022.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation (the Company) as of September 30, 2022, the related consolidated statements of income, comprehensive income, and stockholders’ equity for the three, six, and nine-month periods ended September 30, 2022 and 2021, the consolidated statements of changes in cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

November 3, 2022

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding anticipated changes in the interest rate environments and the related impacts on the Company’s net interest margin, changes in economic conditions, management’s belief regarding liquidity and capital resources, and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” “continue,” “confidence,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to the effects of or changes in:

●	market interest rates and the impacts on macroeconomic conditions, customer and client behavior, the Company’s funding costs and the Company’s loan and securities portfolios;
●	inflation and its impacts on economic growth and customer and client behavior;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth;
●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	the quality or composition of the Company’s loan or investment portfolios and changes therein;
●	demand for loan products and financial services in the Company’s market areas;

●	the Company’s ability to manage its growth or implement its growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	the Company’s ability to recruit and retain key employees;
●	real estate values in the Company’s lending area;
●	an insufficient ACL;
●	changes in accounting principles, standards, rules, and interpretations, and the related impact on the Company’s financial statements;
●	volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by conditions arising out of the COVID-19 pandemic, inflation, changing interest rates or other factors;
●	the Company’s liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;
●	the Company’s ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash considerations;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts (such as the ongoing conflict between Russia and Ukraine) or public health events (such as COVID-19), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth;
●	the effect of steps the Company takes in response to the COVID-19 pandemic, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the speed and efficacy of vaccine and treatment developments, the impact of loosening or tightening of government restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein;
●	the discontinuation of LIBOR and its impact on the financial markets, and the Company’s ability to manage operational, legal and compliance risks related to the discontinuation of LIBOR and implementation of one or more alternate reference rates;
●	performance by the Company’s counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and MBS;
●	legislative or regulatory changes and requirements;
●	potential claims, damages, and fines related to litigation or government actions;
●	the effects of changes in federal, state or local tax laws and regulations;
●	any event or development that would cause the Company to conclude that there was an impairment of any asset, including intangible assets, such as goodwill; and
●	other factors, many of which are beyond the control of the Company.

Please refer to such other factors as discussed throughout Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Form 10-K and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements, all of the forward-looking statements made in this report are expressly qualified by the cautionary statements contained or referred to herein and therein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report, and undue reliance should not be placed on such forward-looking statements. Forward-looking statements speak only as of the date they are made. The Company does not intend or assume any obligation to update, revise or clarify any forward-looking statements that may be made from time to time by or on behalf of the Company, whether as a result of new information, future events or otherwise.

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

In March 2022, the FASB issued ASU No. 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging- Portfolio Layer Method” to allow nonprepayable financial assets to be included in a closed portfolio hedge using the portfolio layer method and to allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted if the amendments in ASU 2017-12 have been adopted for the corresponding period. The Company is evaluating the impact ASU No. 2022-01 and concluded that it will not have material implications on its consolidated financial statements.

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

Effective June 30, 2022, the Company transferred its ownership interest in DHFB, which was formerly a subsidiary of the Bank, to CSP in exchange for a minority ownership interest in CSP.

Shares of the Company’s common stock are traded on the Nasdaq Global Select Market under the symbol "AUB". Additional information is available on the Company’s website at https://investors.atlanticunionbank.com. The information contained on the Company’s website is not a part of or incorporated into this Quarterly Report.

RESULTS OF OPERATIONS

SIGNIFICANT ACTIVITIES

Recent Events

The Company is continually monitoring the impact of various global and national events on the Company’s results of operations and financial condition, including the impact of COVID-19, geopolitical conflicts (such as the ongoing conflict between Russia and Ukraine), inflation, and rising interest rates. Inflation has risen as a result of growth in economic activity and demand for goods and services, as well as labor shortages and supply chain issues. As a result, market interest rates began to rise during 2022 after an extended period at historical lows. On March 16, 2022, the FOMC began to increase its Federal Funds target rates to a range of 0.25% to 0.50%, which was the first increase since December 2018. The FOMC further increased the target rates throughout 2022 to its current range of 3.00% to 3.25%. The FOMC also foreshadowed potential further increases to the target rates throughout the year and also confirmed the continued reduction to the Federal Reserve’s holdings of U.S. Treasury securities and agency debt and agency MBS. The Company anticipates that these FOMC actions will result in an expansion on its net interest margin due to the Company’s asset-sensitive position at September 30, 2022, as well as an increase in unrealized losses in AFS investments and a decline in purchases of mortgages. The timing and impact of inflation and rising interest rates on the Company's business and results of operations will depend on future developments, which are highly uncertain and difficult to predict. The Company will continue to deploy various asset liability management strategies to seek to manage the Company's risk related to interest rate fluctuations. Refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 3 of this Quarterly Report for additional information about the Company’s interest rate sensitivity.

Strategic Initiatives

Effective June 30, 2022, the Company transferred its ownership interest in DHFB, which was formerly a subsidiary of the Bank to CSP in exchange for a minority ownership interest in CSP, resulting in a $9.1 million pre-tax gain for the quarter ended June 30, 2022.

During the fourth quarter of 2021, the Company took certain actions to reduce expenses in light of the period's prevailing and expected operating environment, including the closure of the Company’s operations center and consolidation of 16 branches, all of which were completed in March 2022. These actions resulted in restructuring expenses in the first quarter of 2022 of approximately $5.5 million, primarily related to lease and other asset write downs, as well as severance costs. There were no significant branch closing and facility consolidation costs throughout the remainder of 2022.

SUMMARY OF FINANCIAL RESULTS

Third Quarter Net Income and Performance Metrics

●	Net income available to common shareholders was $55.1 million and basic and diluted EPS was $0.74 for the third quarter of 2022, compared to $71.6 million and $0.94 for the third quarter of 2021.

Nine Month Net Income and Performance Metrics

●	Net income available to common shareholders was $155.1 million and basic and diluted EPS was $2.07 for the first nine months of 2022, compared to $207.2 million and $2.66 for the first nine months of 2021.
●	Adjusted operating earnings available to common shareholders(+) totaled $151.5 million and diluted adjusted operating EPS(+) was $2.02 for the first nine months of 2022, compared to adjusted operating earnings available to common shareholders(+) of $219.5 million and diluted adjusted operating EPS(+) of $2.81 for the first nine months of 2021.

Balance Sheet

●	At September 30, 2022, total assets were $20.0 billion, a decrease of $114.6 million or approximately 0.8% (annualized) from December 31, 2021. The decrease in total assets was driven by a $545.8 million decrease in the net investment securities portfolio mainly due to the decline in the AFS portfolio’s fair value, reflecting the impact of market interest rate increases, which were offset by HTM portfolio growth of $213.3 million, and a $411.6 million decrease in cash and cash equivalents, which was deployed primarily to fund loans, which increased by $722.9 million from December 31, 2021.
●	LHFI (net of deferred fees and costs) were $13.9 billion, including $12.1 million in PPP loans at September 30, 2022, an increase of $722.9 million or 7.3% (annualized) from December 31, 2021. Excluding the impact of the PPP(+), LHFI (net of deferred fees and costs) increased $861.1 million or 8.8% (annualized) during this period.
●	Total deposits were $16.5 billion at September 30, 2022, a decrease of $64.9 million or 0.5% (annualized) from December 31, 2021.

Net Interest Income

	For the Three Months Ended
	September 30,
	2022	2021	Change

	(Dollars in thousands)
Average interest-earning assets	$17,879,222	$17,910,389	$(31,167)
Interest and dividend income	$171,156	$146,379	$24,777
Interest and dividend income (FTE) (+)	$174,998	$149,543	$25,455
Yield on interest-earning assets	3.80%	3.24%	56	bps
Yield on interest-earning assets (FTE) (+)	3.88%	3.31%	57	bps
Average interest-bearing liabilities	$11,867,217	$11,908,809	$(41,592)
Interest expense	$20,441	$8,891	$11,550
Cost of interest-bearing liabilities	0.68%	0.30%	38	bps
Cost of funds	0.45%	0.19%	26	bps
Net interest income	$150,715	$137,488	$13,227
Net interest income (FTE) (+)	$154,557	$140,652	$13,905
Net interest margin	3.34%	3.05%	29	bps
Net interest margin (FTE) (+)	3.43%	3.12%	31	bps

For the third quarter of 2022, net interest income was $150.7 million, an increase of $13.2 million from the third quarter of 2021. For the third quarter of 2022, net interest income (FTE)(+) was $154.6 million, an increase of $13.9 million from the third quarter of 2021. In the third quarter of 2022, net interest margin increased 29 bps to 3.34% from 3.05% in the third quarter of 2021, and net interest margin (FTE)(+) increased 31 bps to 3.43% from 3.12% compared to the same period of 2021. The increases in net interest income and net interest income (FTE)(+) were primarily the result of higher interest income on loans due to an increase in average loans held for investment and an increase in loan yields on the Company’s variable rate loans due to higher market interest rates. The increase was partially offset by an increase in deposit and borrowing costs primarily due to increases in short-term market rates.

	For the Nine Months Ended
	September 30,
	2022	2021	Change

	(Dollars in thousands)
Average interest-earning assets	$17,803,550	$17,824,607	$(21,057)
Interest and dividend income	$458,367	$444,904	$13,463
Interest and dividend income (FTE) (+)	$469,122	$454,265	$14,857
Yield on interest-earning assets	3.44%	3.34%	10	bps
Yield on interest-earning assets (FTE) (+)	3.52%	3.41%	11	bps
Average interest-bearing liabilities	$11,752,110	$11,939,838	$(187,728)
Interest expense	$37,954	$31,970	$5,984
Cost of interest-bearing liabilities	0.43%	0.36%	7	bps
Cost of funds	0.28%	0.24%	4	bps
Net interest income	$420,413	$412,934	$7,479
Net interest income (FTE) (+)	$431,168	$422,295	$8,873
Net interest margin	3.16%	3.10%	6	bps
Net interest margin (FTE) (+)	3.24%	3.17%	7	bps

For the first nine months of 2022, net interest income was $420.4 million, an increase of $7.5 million from the same period of 2021. For the first nine months of 2022, net interest income (FTE)(+) was $431.2 million, an increase of $8.9 million from the same period of 2021. In the first nine months of 2022, net interest margin increased 6 bps to 3.16% from 3.10% for the first nine months of 2021, and net interest margin (FTE)(+) increased 7 bps to 3.24% from 3.17% for the same period in 2021. The increases in net interest margin and net interest margin (FTE)(+) were primarily the result of higher interest income on investments due to an increase in balances in taxable and tax-exempt securities and an increase in yields on the Company’s securities due to higher market interest rates, partially offset by an increase in deposit and borrowing costs due to increases in short-term market rates and additional borrowings related to the 2031 Notes and increased FHLB advances.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2022			2021
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$2,193,279	$14,750	2.67%	$2,248,478	$11,230	1.98%
Tax-exempt	1,625,328	13,661	3.33%	1,431,499	12,480	3.46%
Total securities	3,818,607	28,411	2.95%	3,679,977	23,710	2.56%
Loans, net (3)	13,733,447	145,433	4.20%	13,451,674	125,290	3.70%
Other earning assets	327,168	1,154	1.40%	778,738	543	0.28%
Total earning assets	17,879,222	$174,998	3.88%	17,910,389	$149,543	3.31%
Allowance for credit losses	(104,746)			(117,414)
Total non-earning assets	2,206,024			2,263,595
Total assets	$19,980,500			$20,056,570
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,247,650	$11,342	0.55%	$8,345,410	$1,501	0.07%
Regular savings	1,171,071	64	0.02%	1,058,284	55	0.02%
Time deposits	1,745,224	3,980	0.90%	2,109,131	4,281	0.81%
Total interest-bearing deposits	11,163,945	15,386	0.55%	11,512,825	5,837	0.20%
Other borrowings	703,272	5,055	2.85%	395,984	3,054	3.06%
Total interest-bearing liabilities	11,867,217	$20,441	0.68%	11,908,809	$8,891	0.30%
Noninterest-bearing liabilities:
Demand deposits	5,324,279			5,205,319
Other liabilities	352,005			224,410
Total liabilities	17,543,501			17,338,538
Stockholders' equity	2,436,999			2,718,032
Total liabilities and stockholders' equity	$19,980,500			$20,056,570
Net interest income		$154,557			$140,652
Interest rate spread			3.20%			3.01%
Cost of funds			0.45%			0.19%
Net interest margin			3.43%			3.12%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

	For the Nine Months Ended September 30,
	2022			2021
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$2,375,933	$43,110	2.43%	$2,062,486	$32,102	2.08%
Tax-exempt	1,605,375	40,366	3.36%	1,375,799	36,421	3.54%
Total securities	3,981,308	83,476	2.80%	3,438,285	68,523	2.66%
Loans, net (3)	13,521,507	383,799	3.79%	13,827,002	384,252	3.72%
Other earning assets	300,735	1,847	0.82%	559,320	1,490	0.36%
Total earning assets	17,803,550	$469,122	3.52%	17,824,607	$454,265	3.41%
Allowance for credit losses	(102,783)			(137,589)
Total non-earning assets	2,172,877			2,203,137
Total assets	$19,873,644			$19,890,155
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,203,629	$15,748	0.26%	$8,189,587	$5,462	0.09%
Regular savings	1,161,145	175	0.02%	1,005,537	169	0.02%
Time deposits	1,726,341	10,043	0.78%	2,288,530	16,572	0.97%
Total interest-bearing deposits	11,091,115	25,966	0.31%	11,483,654	22,203	0.26%
Other borrowings	660,995	11,988	2.42%	456,184	9,767	2.86%
Total interest-bearing liabilities	11,752,110	$37,954	0.43%	11,939,838	$31,970	0.36%
Noninterest-bearing liabilities:
Demand deposits	5,306,675			4,949,816
Other liabilities	301,337			271,896
Total liabilities	17,360,122			17,161,550
Stockholders' equity	2,513,522			2,728,605
Total liabilities and stockholders' equity	$19,873,644			$19,890,155
Net interest income		$431,168			$422,295
Interest rate spread			3.09%			3.05%
Cost of funds			0.28%			0.24%
Net interest margin			3.24%			3.17%

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

	Three Months Ended			Nine Months Ended
	September 30, 2022 vs. September 30, 2021			September 30, 2022 vs. September 30, 2021
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(282)	$3,802	$3,520	$5,266	$5,742	$11,008
Tax-exempt	1,641	(460)	1,181	5,843	(1,898)	3,945
Total securities	1,359	3,342	4,701	11,109	3,844	14,953
Loans, net	2,672	17,471	20,143	(8,582)	8,129	(453)
Other earning assets	(475)	1,086	611	(924)	1,281	357
Total earning assets	$3,556	$21,899	$25,455	$1,603	$13,254	$14,857
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$(18)	$9,859	$9,841	$9	$10,277	$10,286
Regular savings	6	3	9	25	(19)	6
Time Deposits	(791)	490	(301)	(3,626)	(2,903)	(6,529)
Total interest-bearing deposits	(803)	10,352	9,549	(3,592)	7,355	3,763
Other borrowings	2,222	(221)	2,001	3,885	(1,664)	2,221
Total interest-bearing liabilities	1,419	10,131	11,550	293	5,691	5,984
Change in net interest income (FTE)(+)	$2,137	$11,768	$13,905	$1,310	$7,563	$8,873

The Company’s net interest margin (FTE)(+) includes the impact of acquisition accounting fair value adjustments. The impact of net accretion related to acquisition accounting fair value adjustments for the first, second, and third quarters of 2021 and 2022 are reflected in the following table (dollars in thousands):

		Deposit
	Loan	Accretion	Borrowings
	Accretion	(Amortization)	Amortization	Total
For the quarter ended March 31, 2021	$4,287	$20	$(198)	$4,109
For the quarter ended June 30, 2021	4,132	12	(202)	3,942
For the quarter ended September 30, 2021	4,176	(8)	(203)	3,965
For the quarter ended March 31, 2022	2,253	(10)	(203)	2,040
For the quarter ended June 30, 2022	2,879	(11)	(207)	2,661
For the quarter ended September 30, 2022	1,326	(11)	(209)	1,106

Noninterest Income

	For the Three Months Ended
	September 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$6,784	$7,198	$(414)	(5.8)%
Other service charges, commissions, and fees	1,770	1,534	236	15.4%
Interchange fees	2,461	2,203	258	11.7%
Fiduciary and asset management fees	4,134	7,029	(2,895)	(41.2)%
Mortgage banking income	1,390	4,818	(3,428)	(71.1)%
Bank owned life insurance income	3,445	2,727	718	26.3%
Loan-related interest rate swap fees	2,050	1,102	948	86.0%
Other operating income	3,550	3,327	223	6.7%
Total noninterest income	$25,584	$29,938	$(4,354)	(14.5)%

Noninterest income decreased $4.4 million or 14.5% to $25.6 million for the quarter ended September 30, 2022, compared to $29.9 million for the quarter ended September 30, 2021. The decrease was primarily driven by a $3.4 million decrease in mortgage banking income due to a decline in mortgage loan origination volumes and lower gain on sale margins due primarily to rising interest rates, a $2.9 million decrease in fiduciary and asset management fees due to a decrease in assets under management primarily driven by the DHFB sale in the second quarter of 2022, and a $414,000 decrease in service charges on deposit accounts, reflective of changes to the Company’s overdraft policy. These decreases in noninterest income were partially offset by a $948,000 increase in loan-related interest rate swap fee income due to higher transaction volumes, a $718,000 increase in BOLI income due to mortality benefits, and a $258,000 increase in interchange fees.

	For the Nine Months Ended
	September 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$22,421	$19,314	$3,107	16.1%
Other service charges, commissions, and fees	5,134	4,970	164	3.3%
Interchange fees	6,539	6,252	287	4.6%
Fiduciary and asset management fees	18,329	20,323	(1,994)	(9.8)%
Mortgage banking income	6,707	17,692	(10,985)	(62.1)%
Bank owned life insurance income	8,858	8,202	656	8.0%
Loan-related interest rate swap fees	8,510	4,176	4,334	103.8%
Other operating income	17,525	8,459	9,066	107.2%
Total noninterest income	$94,023	$89,388	$4,635	5.2%

Noninterest income increased $4.6 million or 5.2% to $94.0 million for the nine months ended September 30, 2022, compared to $89.4 million for the nine months ended September 30, 2021. Excluding the losses and gains on sale of securities and the gain on sale of DHFB, included within other operating income, adjusted operating noninterest income(+) for the nine months ended September 30, 2022 decreased $4.4 million or 4.9% compared to the nine months ended September 30, 2021. The decrease from the prior year was mainly due to a decrease of $11.0 million in mortgage banking income due to a decline in mortgage loan origination volumes and a decline in gain on sale margins as 2022 saw a steep increase in interest rates, and a decrease of $2.0 million in fiduciary and asset management fees due to a decrease in assets under management primarily driven by the DHFB sale. These decreases in noninterest income were partially offset by a $4.3 million increase in loan-related interest rate swap fee income due to higher transaction volumes, a $3.1 million increase in service charges on deposit accounts, a $656,000 increase in BOLI income due to mortality benefits, and a $287,000 increase in interchange fees.

Noninterest Expense

	For the Three Months Ended
	September 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$56,600	$53,534	$3,066	5.7%
Occupancy expenses	6,408	7,251	(843)	(11.6)%
Furniture and equipment expenses	3,673	4,040	(367)	(9.1)%
Technology and data processing	8,273	7,534	739	9.8%
Professional services	3,504	3,792	(288)	(7.6)%
Marketing and advertising expense	2,343	2,548	(205)	(8.0)%
FDIC assessment premiums and other insurance	3,094	2,172	922	42.4%
Franchise and other taxes	4,507	4,432	75	1.7%
Loan-related expenses	1,575	1,503	72	4.8%
Amortization of intangible assets	2,480	3,381	(901)	(26.6)%
Other expenses	7,466	5,156	2,310	44.8%
Total noninterest expense	$99,923	$95,343	$4,580	4.8%

Noninterest expense increased $4.6 million or 4.8% to $99.9 million for the quarter ended September 30, 2022, compared to $95.3 million for the quarter ended September 30, 2021. Excluding amortization of intangible assets, adjusted operating noninterest expense(+) for the quarter ended September 30, 2022 increased $5.5 million or 6.0% compared to the quarter ended September 30, 2021. The increase from the prior year quarter was mainly due to a $3.1 million increase in salaries and benefits driven by increases in salaries, wages, and variable incentive compensation, a $2.3 million increase in other expenses, primarily comprised of $1.1 million in non-credit related losses on customer transactions and $440,000 in teammate training and travel costs, a $922,000 increase in FDIC assessment premiums, and a $739,000 increase in technology and data processing expenses driven primarily by an increase in software licensing and maintenance expenses. These increases were partially offset by decreases of $843,000 in occupancy expenses and $367,000 in furniture and equipment expenses, partially reflecting the impact of the Company’s consolidation of 16 branches that was completed in March 2022.

	For the Nine Months Ended
	September 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$170,203	$156,959	$13,244	8.4%
Occupancy expenses	19,685	21,705	(2,020)	(9.3)%
Furniture and equipment expenses	10,860	11,919	(1,059)	(8.9)%
Technology and data processing	23,930	21,657	2,273	10.5%
Professional services	12,274	13,161	(887)	(6.7)%
Marketing and advertising expense	7,008	7,330	(322)	(4.4)%
FDIC assessment premiums and other insurance	8,344	6,798	1,546	22.7%
Franchise and other taxes	13,506	13,303	203	1.5%
Loan-related expenses	5,218	5,289	(71)	(1.3)%
Amortization of intangible assets	8,434	10,679	(2,245)	(21.0)%
Loss on debt extinguishment	—	14,695	(14,695)	(100.0)%
Other expenses	24,550	15,756	8,794	55.8%
Total noninterest expense	$304,012	$299,251	$4,761	1.6%

Noninterest expense for the nine months ended September 30, 2022 increased $4.8 million or 1.6% to $304.0 million, compared to the nine months ended September 30, 2021. Excluding amortization of intangible assets, losses related to balance sheet repositioning, and branch closing and facility consolidation costs, adjusted operating noninterest expense(+) for the nine months ended September 30, 2022 increased by $17.1 million or 6.3% compared to the nine months ended September 30, 2021. The increase from the prior year period was mainly due to a $13.2 million increase in salaries and benefits primarily driven by an increase in salaries, wages, and variable incentive compensation, a $2.3 million increase in technology and data processing expense driven by an increase in software licensing and maintenance expenses, a $1.5 million increase in FDIC assessment premiums, and increases within other expenses, including a $1.5 million increase in non-credit related losses on customer transactions, a $1.2 million increase in teammate training and travel costs, and a $1.1 million increase in OREO and credit-related expenses. Partially offsetting these expense increases were decreases of $2.0 million in occupancy expenses and $1.1 million in furniture and equipment expenses, reflecting the impact of the Company’s consolidation of 16 branches that was completed in March 2022, and a $887,000 decrease in professional services expenses.

Segment Results

As discussed in Note 12, “Segment Reporting and Revenue,” in Part I, Item 1 of this Quarterly Report, effective for the third quarter of 2022, the Company now segments its business into two primary reportable operating segments—Wholesale Banking and Consumer Banking — as these segments reflect how the CODMs are now evaluating the business, establishing the overall business strategy, allocating resources, and assessing business performance. Included below are the key metrics used by the CODMs in evaluating the Company’s reportable operating segments.

Wholesale Banking

The Wholesale Banking segment provides loan and deposit services, as well as treasury management and capital market services to wholesale customers primarily throughout Virginia, Maryland, and North Carolina. These customers include commercial real estate and commercial and industrial customers. This segment also includes the Company’s public finance subsidiary and the equipment finance subsidiary, which has nationwide exposure.

The following tables present operating results for the three and nine months ended September 30, 2022 and 2021 for the Wholesale Banking segment (dollars in thousands):

	Three Months Ended September 30,
	2022	2021
Net interest income	$76,109	$74,121
Provision for credit losses	8,558	(16,086)
Net interest income after provision for credit losses	67,551	90,207
Noninterest income	5,483	3,206
Noninterest expense	36,197	31,333
Income before income taxes	$36,837	$62,080

Wholesale Banking income before income taxes decreased $25.3 million to $36.8 million for the three months ended September 30, 2022, compared to $62.1 million for the three months ended September 30, 2021. The decrease was predominantly driven by an increase in the provision for credit losses of $24.6 million, reflecting the increased provision for credit losses in the current quarter due to the changes in the economic outlook and loan growth. In addition, noninterest expense increased by $4.9 million primarily due to an increase in salaries, benefits, and variable incentive compensation. These increases in provision and noninterest expense were partially offset by an increase in noninterest income of $2.3 million reflecting the impact of increases in loan swap fees and other operating income related to syndication, foreign exchange, and other capital market transaction fees. In addition, net interest income increased by $2.0 million compared to the third quarter of 2021, as increases in loan balances and higher market rates were partially offset by higher deposit costs and a decrease in PPP related interest and fee income of $4.6 million.

	Nine Months Ended September 30,
	2022	2021
Net interest income	$217,600	$223,158
Provision for credit losses	12,833	(37,702)
Net interest income after provision for credit losses	204,767	260,860
Noninterest income	16,438	10,332
Noninterest expense	106,120	94,393
Income before income taxes	$115,085	$176,799

Wholesale Banking income before income taxes decreased $61.7 million to $115.1 million for the nine months ended September 30, 2022, compared to $176.8 million for the nine months ended September 30, 2021. The decrease was predominantly driven by an increase in provision for credit losses of $50.5 million, reflecting the increased provision for credit losses in the current period due to the changes in the economic outlook and loan growth. In addition, noninterest expense increased $11.7 million from the same period in 2021, primarily due to an increase in salaries, benefits, and variable incentive compensation. Net interest income for the nine months ended September 30, 2022 decreased $5.6 million from the same period in 2021, primarily due to a decrease in PPP related interest and fee income of $15.3 million, offset by increased interest income driven by higher loan balances. Partially offsetting the decreases in net interest income after provision for credit losses and the increase in noninterest expense, noninterest income for the nine months ended September 30, 2022 increased by $6.1 million from 2021, primarily due to an increase in loan swap fees driven by higher transaction volume and an increase in other operating income related to syndication, foreign exchange, and other capital market transaction fees.

The following table presents the key balance sheet metrics as of September 30, 2022 and December 31, 2021 for the Wholesale Banking segment (dollars in thousands):

	September 30, 2022	December 31, 2021
LHFI, net of deferred fees and costs	$10,847,988	$10,242,918
Total Deposits	6,173,703	6,114,078

LHFI, net of deferred fees and costs for the Wholesale Banking segment increased $605.1 million or 7.9% (annualized) to $10.8 billion at September 30, 2022 compared to December 31, 2021; growth occurred across the construction and land development, other commercial, and commercial and industrial loan portfolios. Growth in the commercial and industrial loan portfolio was primarily driven by an increase in equipment finance loans.

Wholesale banking deposits increased $59.6 million or 1.3% (annualized) to $6.2 billion at September 30, 2022 compared to December 31, 2021. This increase was primarily driven by an increase in interest bearing transaction deposits, partially offset by a decrease in money market balances and maturing high cost time deposits.

Consumer Banking

The Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division and the wealth management division, which consists of private banking, trust, and investment management and advisory services.

The following tables present operating results for the three and nine months ended September 30, 2022 and 2021 for the Consumer Banking segment (dollars in thousands):

	Three Months Ended September 30,
	2022	2021
Net interest income	$60,265	$56,536
Provision for credit losses	(2,146)	(2,764)
Net interest income after provision for credit losses	62,411	59,300
Noninterest income	14,909	21,454
Noninterest expense	59,460	59,824
Income before income taxes	$17,860	$20,930

Consumer Banking income before income taxes decreased $3.0 million to $17.9 million for the three months ended September 30, 2022, compared to $20.9 million for the three months ended September 30, 2021. The decrease was primarily driven by a $6.5 million decrease in noninterest income mainly driven by a decrease in mortgage banking income due to a decline in mortgage origination volumes, a decrease in fiduciary and asset management fees caused by a decrease in assets under management primarily related to the sale of DHFB in the second quarter of 2022, and a decrease in service charges on deposit accounts, reflective of changes to the Company’s overdraft policy. These decreases were partially offset by an increase in net interest income of $3.7 million driven by higher market rates, partially offset by a decrease in PPP related interest and fee income of $5.2 million.

	Nine Months Ended September 30,
	2022	2021
Net interest income	$162,297	$169,680
Provision for credit losses	(89)	(22,186)
Net interest income after provision for credit losses	162,386	191,866
Noninterest income	54,664	64,341
Noninterest expense	180,020	175,697
Income before income taxes	$37,030	$80,510

Consumer Banking income before income taxes decreased $43.5 million to $37.0 million for the nine months ended September 30, 2022, compared to $80.5 million for the nine months ended September 30, 2021. The decrease was predominantly driven by a $22.1 million increase in the provision for credit losses, reflecting the changes in the macroeconomic outlook. In addition, noninterest income for the nine months ended September 30, 2022 decreased by $9.7 million from the nine months ended September 30, 2021, primarily driven by a decrease in mortgage banking income due to a decline in mortgage origination volumes, and a decrease in fiduciary and asset management fees due to a decrease in assets under management primarily driven by the DHFB sale. These decreases were partially offset by an increase in service charges on deposit accounts. Net interest income decreased by $7.4 million from the same period in 2021 largely due to a decrease in PPP related interest and fee income of $12.9 million, partially offset by a decrease in interest expense. Noninterest expense for the nine months ended September 30, 2022 increased $4.3 million from the same period in 2021, primarily driven by technology and other operating expenses.

The following table presents the key balance sheet metrics as of September 30, 2022 and December 31, 2021 for the Consumer Banking segment (dollars in thousands):

	September 30, 2022	December 31, 2021
LHFI, net of deferred fees and costs	$3,089,334	$2,976,200
Total Deposits	10,270,508	10,366,792

LHFI, net of deferred fees and costs for the Consumer Banking segment increased $113.1 million or 5.1% (annualized) to $3.1 billion at September 30, 2022 compared to December 31, 2021; growth occurred in the residential 1-4 family and auto loan portfolios.

Consumer Banking deposits decreased $96.3 million or 1.2% (annualized) to $10.3 billion at September 30, 2022 compared to December 31, 2021. This decrease was primarily due to a decline in money markets, partially offset by growth in savings accounts.

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

The effective tax rate for the three months ended September 30, 2022 and 2021 was 17.0% and 18.0%, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 was 17.0% and 17.8%, respectively. The decrease in the effective tax rates reflects the impacts of the current year’s discrete items related to the sale of DHFB and a higher proportion of tax-exempt income to pre-tax income in the 2022 period.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

Assets

At September 30, 2022, total assets were $20.0 billion, a decrease of $114.6 million or approximately 0.8% (annualized) from $20.1 billion at December 31, 2021. The decrease in total assets was driven by the net investment securities portfolio decrease of $545.8 million mainly due to the decline in the AFS portfolio’s fair value, reflecting the impact of market interest rate increases which was partially offset by HTM portfolio growth of $213.3 million, and a decrease in cash and cash equivalents of $411.6 million, which was deployed primarily to fund loans, which increased by $722.9 million from December 31, 2021.

LHFI (net of deferred fees and costs) were $13.9 billion, including $12.1 million in PPP loans, at September 30, 2022, an increase of $722.9 million or 7.3% (annualized) from December 31, 2021. Excluding the effects of the PPP(+), LHFI (net of deferred fees and costs) at September 30, 2022 increased $861.1 million or 8.8% (annualized) from December 31, 2021. At September 30, 2022, quarterly average LHFI (net of deferred fees and costs) increased $281.8 million or 2.1% from the same period in the prior year. Excluding the effects of the PPP(+), the adjusted quarterly average LHFI (net of deferred fees and costs) at September 30, 2022 increased $954.8 million or 7.5% from September 30, 2021. Refer to "Loan Portfolio" within this Item 2 and Note 3 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 of this Quarterly Report for additional information on the Company’s loan activity.

Liabilities and Stockholders’ Equity

At September 30, 2022, total liabilities were $17.7 billion, an increase of $314.4 million from $17.4 billion at December 31, 2021.

Total deposits at September 30, 2022 were $16.5 billion, a decrease of $64.9 million or approximately 0.5% (annualized) from December 31, 2021. For the quarter ended September 30, 2022, quarterly average deposits decreased $229.9 million or 1.4% compared to the quarter ended September 30, 2021. The decrease in deposits from the prior year period were driven by maturing high cost time deposits. Refer to “Deposits” within this Item 2 for further discussion on this topic.

Total short-term and long-term borrowings at September 30, 2022 were $669.6 million, an increase of $163.0 million or 32.2% when compared to $506.6 million at December 31, 2021. Refer to Note 6 “Borrowings” in Part I, Item I of this Quarterly Report for further discussion on this topic.

At September 30, 2022, stockholders’ equity was $2.3 billion, a decrease of $428.9 million from December 31, 2021. Refer to “Capital Resources” within this Item 2, as well as Note 9 "Stockholders’ Equity" in Part I, Item 1 of this Quarterly Report for additional information on the Company’s capital resources.

For information related to the Company’s stock repurchase activity and the Repurchase Program, please refer to Note 9 “Stockholders’ Equity” in Part I, Item 1 and Part II, Item 2 of this Quarterly Report.

During the third quarter of 2022, the Company declared and paid a quarterly dividend on the outstanding shares of Series A preferred stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share), consistent with the second quarter of 2022 and the third quarter of 2021. During the third quarter of 2022, the Company also declared and paid a cash dividend of $0.30 per common share, an increase of $0.02 or approximately 7.1% from the second quarter of 2022 and the third quarter of 2021.

Securities

At September 30, 2022, the Company had total investments in the amount of $3.6 billion, or 18.2% of total assets, as compared to $4.2 billion, or 20.9% of total assets, at December 31, 2021. This decline in the Company’s investment portfolio was primarily due to a decline in the market value of the AFS securities portfolio, which was partially offset by growth in the Company’s HTM portfolio. The Company may experience further declines in the AFS portfolio in future periods if market interest rates continue to increase or the FOMC reduces the Federal Reserve’s balance sheet more quickly than anticipated. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 8 "Derivatives" in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the dates indicated (dollars in thousands):

	September 30,	December 31,
	2022	2021
Available for Sale:
U.S. government and agency securities	$61,636	$73,849
Obligations of states and political subdivisions	764,543	1,008,396
Corporate and other bonds	231,088	153,376
MBS
Commercial	308,574	471,157
Residential	1,349,828	1,773,232
Total MBS	1,658,402	2,244,389
Other securities	1,654	1,640
Total AFS securities, at fair value	2,717,323	3,481,650
Held to Maturity:
U.S. government and agency securities	690	2,604
Obligations of states and political subdivisions	724,330	620,873
MBS
Commercial	29,096	4,523
Residential	87,233	—
Total MBS	116,329	4,523
Total held to maturity securities, at carrying value	841,349	628,000
Restricted Stock:
FRB stock	67,032	67,032
FHLB stock	15,018	9,793
Total restricted stock, at cost	82,050	76,825
Total investments	$3,640,722	$4,186,475

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of September 30, 2022:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	—%	2.59%	1.46%	—%	1.48%
Obligations of states and political subdivisions	3.55%	2.83%	2.59%	2.77%	2.76%
Corporate bonds and other securities	3.02%	3.29%	3.87%	3.85%	3.66%
MBS:
Commercial	4.67%	4.39%	2.47%	2.20%	2.64%
Residential	2.74%	2.24%	2.56%	2.14%	2.16%
Total MBS	4.19%	3.87%	2.53%	2.15%	2.24%
Total AFS securities	3.99%	3.44%	2.91%	2.36%	2.49%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of September 30, 2022:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	—%	4.29%	—%	—%	4.29%
Obligations of states and political subdivisions	0.88%	3.87%	3.85%	3.66%	3.57%
MBS:
Commercial	—%	—%	—%	2.39%	2.39%
Residential	—%	5.36%	—%	3.46%	4.02%
Total MBS	—%	5.36%	—%	3.12%	3.61%
Total HTM securities	0.88%	4.95%	3.85%	3.59%	3.58%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of September 30, 2022, the Company maintained a diversified municipal bond portfolio with approximately 65% of its holdings in general obligation issues and the majority of the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 18% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, the Federal Reserve Discount Window, the purchase of brokered certificates of deposit, corporate line of credit with a large correspondent bank, and debt and capital issuance. Management believes the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

The Company closely monitors changes in the industry and market conditions that may impact the Company’s liquidity. Since the first half of 2020, the Company has seen increased customer deposit balances as a result of the impacts of COVID-19, including as a result of government stimulus programs. The Company considered a portion of the elevated levels in customer deposits to be temporary and has seen, and continues to see declines in certain segments of the Company’s deposit portfolio from prior elevated periods; however, the Company will use other borrowing means or other liquidity sources to fund its liquidity needs based on declines in deposit balances. The Company is also closely tracking the potential impacts on the Company’s liquidity of declines in the fair value of the Company’s securities portfolio due to rising market interest rates.

As of September 30, 2022, liquid assets totaled $5.7 billion or 28.5% of total assets, and liquid earning assets totaled $5.5 billion or 31.0% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of September 30, 2022, loan payments of approximately $5.0 billion or 35.9% of total loans are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $290.6 million or 8.0% of total securities are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

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

The following table presents the Company’s contractual obligations related to its major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of September 30, 2022 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$250,000	$—	$250,000
Trust preferred capital notes (1)	155,159	—	155,159
Leases (2)	279,327	16,842	262,485
Repurchase agreements	146,182	146,182	—
Total contractual obligations	$830,668	$163,024	$667,644
(1)	Excludes related unamortized premium/discount and interest payments.
(2)	Represents lease payments due on non-cancellable operating leases at September 30, 2022. Excluded from these tables are variable lease payments or renewals.

For more information pertaining to the previous table, reference Note 5 “Leases” and Note 6 “Borrowings” in Part I, Item 1 of this Quarterly Report.

Loan Portfolio

LHFI, net of deferred fees and costs, totaled $13.9 billion at September 30, 2022, and $13.2 billion at December 31, 2021. Commercial real estate and commercial & industrial loans represented the Company’s largest categories at September 30, 2022. Commercial and industrial loans included approximately $12.1 million and $145.3 million in loans from the PPP loan program as of September 30, 2022 and December 31, 2021, respectively.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of September 30, 2022 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$1,068,201	$308,961	$593,618	$540,703	$51,148	$1,767	$165,622	$74,198	$40,282	$51,142
Commercial Real Estate - Owner Occupied	1,953,872	158,637	604,726	120,860	471,418	12,448	1,190,509	515,150	645,303	30,056
Commercial Real Estate - Non-Owner Occupied	3,900,325	378,759	2,163,016	981,393	1,170,154	11,469	1,358,550	975,937	325,958	56,655
Multifamily Real Estate	774,970	77,515	484,279	117,230	367,049	—	213,176	159,772	53,404	—
Commercial & Industrial	2,709,047	451,271	1,380,757	1,182,179	192,864	5,714	877,019	545,719	323,667	7,633
Residential 1-4 Family - Commercial	542,612	75,146	105,769	29,581	69,387	6,801	361,697	266,936	84,355	10,406
Residential 1-4 Family - Consumer	891,353	5,104	160,256	1,816	27,643	130,797	725,993	7,166	73,246	645,581
Residential 1-4 Family - Revolving	588,452	28,276	481,410	28,416	135,495	317,499	78,766	3,811	25,132	49,823
Auto	561,277	3,290	—	—	—	—	557,987	206,936	351,051	—
Consumer	172,776	15,660	25,819	23,026	2,153	640	131,297	63,603	45,005	22,689
Other Commercial	755,835	26,861	104,737	15,567	57,456	31,714	624,237	216,887	271,911	135,439
Total LHFI	$13,918,720	$1,529,480	$6,104,387	$3,040,771	$2,544,767	$518,849	$6,284,853	$3,036,115	$2,239,314	$1,009,424

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. As reflected in the loan table, at September 30, 2022 the largest components of the Company’s loan portfolio consisted of commercial real estate and commercial & industrial loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

The Company had no short-term loan modifications related to COVID-19 as of September 30, 2022 and had insignificant short-term loan modifications related to COVID-19 as of December 31, 2021.

Asset Quality

Overview

At September 30, 2022, the Company experienced decreases in both NPAs and in accruing past due loan levels as a percentage of total LHFI compared to December 31, 2021. Net charge-offs increased $168,000 to $1.5 million for the nine months ended September 30, 2022 compared to the same period in the prior year. The ACL at September 30, 2022 increased $11.2 million from December 31, 2021 to $119.0 million primarily due to increased uncertainty in the macroeconomic outlook and the impact of loan growth in the first nine months of 2022.

The Company continues to experience historically low levels of NPAs stemming from unprecedented government stimulus during COVID-19, low unemployment levels in the Company’s markets, and relatively stable economic conditions in the Company’s footprint. However, the economic environment in the Company’s footprint could change as persistent inflation and the threat of a recession looms, which could increase NPAs in future periods. The Company continues to refrain from originating or purchasing loans from foreign entities. The Company selectively originates loans to higher risk borrowers. The Company’s loan portfolio generally does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans or mortgage loans with initial teaser rates, which are all considered higher risk instruments.

Nonperforming Assets

At September 30, 2022, NPAs totaled $28.6 million, a decrease of $4.2 million or 12.8% from December 31, 2021. NPAs as a percentage of total outstanding loans at September 30, 2022 were 0.21%, a decrease of 4 bps from December 31, 2021.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	September 30,	December 31,
	2022	2021
Nonaccrual loans	$26,500	$31,100
Foreclosed properties	2,087	1,696
Total NPAs	28,587	32,796
Loans past due 90 days and accruing interest	7,351	9,132
Total NPAs and loans past due 90 days and accruing interest	$35,938	$41,928
Performing TDRs	$10,333	$10,313

Balances
Allowance for loan and lease losses	$108,009	$99,787
Allowance for credit losses	119,009	107,787
Average loans, net of deferred fees and costs	13,733,447	13,082,412
Loans, net of deferred fees and costs	13,918,720	13,195,843

Ratios
Nonaccrual loans to total loans	0.19%	0.24%
NPAs to total loans	0.21%	0.25%
NPAs & loans 90 days past due and accruing interest to total loans	0.26%	0.32%
NPAs to total loans & foreclosed property	0.21%	0.25%
NPAs & loans 90 days past due and accruing interest to total loans & foreclosed property	0.26%	0.32%
ALLL to nonaccrual loans	407.58%	320.86%
ALLL to nonaccrual loans & loans 90 days past due and accruing interest	319.07%	248.03%
ACL to nonaccrual loans	449.09%	346.58%

NPAs at September 30, 2022 included $26.5 million in nonaccrual loans, a net decrease of $4.6 million or 14.8% from December 31, 2021. The following table shows the activity in nonaccrual loans for the quarters ended (dollars in thousands):

	September 30,	December 31,
	2022	2021
Beginning Balance	$29,070	$35,472
Net customer payments	(3,725)	(5,068)
Additions	1,302	1,294
Charge-offs	(125)	(598)
Transfers to foreclosed property	(22)	—
Ending Balance	$26,500	$31,100

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual loans, as of (dollars in thousands):

	September 30,	December 31,
	2022	2021
Construction and Land Development	$421	$2,697
Commercial Real Estate - Owner Occupied	4,883	5,637
Commercial Real Estate - Non-owner Occupied	1,923	3,641
Multifamily Real Estate	—	113
Commercial & Industrial	2,289	1,647
Residential 1-4 Family - Commercial	1,962	2,285
Residential 1-4 Family - Consumer	11,121	11,397
Residential 1-4 Family - Revolving	3,583	3,406
Auto	318	223
Consumer	—	54
Total	$26,500	$31,100
Coverage Ratio(1)	407.58%	320.86%

(1) Represents the ALLL divided by nonaccrual loans.

Past Due Loans

At September 30, 2022, past due loans still accruing interest totaled $29.0 million or 0.21% of total LHFI, compared to $29.9 million or 0.23% of total LHFI at December 31, 2021. Of the total past due loans still accruing interest, $7.4 million or 0.05% of total LHFI were past due 90 days or more at September 30, 2022, compared to $9.1 million or 0.07% of total LHFI at December 31, 2021.

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

The total recorded investment in TDRs at September 30, 2022 totaled $15.6 million, compared to $18.0 million at December 31, 2021. Of the $15.6 million of TDRs at September 30, 2022, $10.3 million or 66.1% were considered performing, while the remaining $5.3 million were considered nonperforming. Of the $18.0 million of TDRs at December 31, 2021, $10.3 million or 57.4% were considered performing, while the remaining $7.6 million were considered nonperforming. Loans are removed from TDR status in accordance with the established policy described in Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2021 Form 10-K.

Net Charge-offs

For the quarter ended September 30, 2022, net charge-offs were $587,000 or 0.02% of total average loans on an annualized basis, compared to net charge-offs of less than 0.01% for the same quarter last year. For the nine months ended September 30, 2022, net charge-offs were $1.5 million or 0.02% of total average loans on an annualized basis, compared to $1.4 million or 0.01% for the same period last year. The net charge-offs of loans continue to be insignificant, driven by continued low levels of NPAs.

Provision for Credit Losses

The Company recorded a provision for credit losses of $6.4 million for the quarter ended September 30, 2022, an increase of $25.2 million compared to the negative provision for credit losses of $18.8 million recorded during the same quarter of 2021. The provision for credit losses for the third quarter of 2022 reflected a provision of $4.4 million for loan losses and a $2.0 million provision for unfunded commitments. The Company recorded a provision for credit losses of $12.8 million for the nine months ended September 30, 2022, an increase of $72.7 million compared to the negative provision for credit losses of $59.9 million recorded during the same period last year. The provision for credit losses for the nine months ended September 30, 2022 reflected a provision of $9.7 million for loan and securities losses and a $3.0 million provision for unfunded commitments. The increased provision for credit losses is due to changes in the macroeconomic forecast and the impact of loan growth in the first nine months of 2022.

Allowance for Credit Losses

At September 30, 2022, the ACL was $119.0 million and included an ALLL of $108.0 million and a RUC of $11.0 million. The ACL increased $11.2 million from December 31, 2021, primarily due to increased uncertainty in the macroeconomic outlook and the impact of loan growth in the first nine months of 2022.

The ACL as a percentage of the total loan portfolio increased to 0.86% at September 30, 2022, compared to 0.82% at December 31, 2021.

The following table summarizes activity in the ALLL during the quarters ended (dollars in thousands):

	September 30,	December 31,
	2022	2021
Total ALLL	$108,009	$99,787
Total RUC	11,000	8,000
Total ACL	$119,009	$107,787

ALLL to total loans	0.78%	0.76%
ACL to total loans	0.86%	0.82%

The following table summarizes the net-charge off activity by segment for the periods indicated (dollars in thousands):

	Three months ended,			Nine months ended,
	September 30, 2022			September 30, 2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(1,086)	$(715)	$(1,801)	$(2,852)	$(2,415)	$(5,267)
Recoveries	605	609	1,214	1,723	2,022	3,745
Net (charge-offs) recoveries	$(481)	$(106)	$(587)	$(1,129)	$(393)	$(1,522)
Net charge-offs to average loans(1)	0.02%	0.02%	0.02%	0.01%	0.04%	0.02%

	Three months ended,			Nine months ended,
	September 30, 2021			September 30, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(967)	$(1,299)	$(2,266)	$(3,832)	$(4,020)	$(7,852)
Recoveries	1,281	872	2,153	3,929	2,569	6,498
Net (charge-offs) recoveries	$314	$(427)	$(113)	$97	$(1,451)	$(1,354)
Net charge-offs to average loans(1)	NM	0.09%	0.00%	NM	0.10%	0.01%

(1) Annualized

The following table shows the ACL by loan segment and the percentage of the loan portfolio that the related ACL covers as of the quarters ended (dollars in thousands):

	September 30, 2022			December 31, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
ACL	$94,304	$24,705	$119,009	$85,323	$22,464	$107,787
Loan %(1)	84.1%	15.9%	100.0%	84.7%	15.3%	100.0%
ACL to total loans	0.81%	1.12%	0.86%	0.76%	1.11%	0.82%

(1) The percentage represents the loan balance divided by total loans

The increase in the ACL for both loan segments is due to increased uncertainty in the macroeconomic outlook and the impact of loan growth in the first nine months of 2022.

Deposits

As of September 30, 2022, total deposits were $16.5 billion, a decrease of $64.9 million or 0.5% annualized from December 31, 2021. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.8 billion accounted for 15.7% of total interest-bearing deposits at September 30, 2022, compared to $1.9 billion and 16.3% at December 31, 2021.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	September 30, 2022		December 31, 2021
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Non-interest bearing	$5,290,938	32.0%	$5,207,324	31.3%
NOW accounts	4,354,351	26.3%	4,176,032	25.1%
Money market accounts	3,962,473	23.9%	4,249,858	25.6%
Savings accounts	1,173,566	7.1%	1,121,297	6.8%
Time deposits of $250,000 and over	415,984	2.5%	452,193	2.7%
Other time deposits	1,348,904	8.2%	1,404,364	8.5%
Total Deposits (1)	$16,546,216	100.0%	$16,611,068	100.0%

(1) Includes uninsured deposits of $6.0 billion and $5.9 billion as of September 30, 2022 and December 31, 2021, respectively. Amounts are based on estimated amounts of uninsured deposits as of the reported period.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources; however, it had reduced the usage of purchased certificates of deposit, as compared to historical levels, due to increased customer deposit balances since the beginning of COVID-19. Customer deposits have begun to decline in certain segments of the Company’s deposit portfolio in the second half of 2022, resulting in the Company purchasing $21.1 million of certificates of deposit. At December 31, 2021 the Company had no purchased certificates of deposit.

Maturities of uninsured time deposits in excess of FDIC limits as of September 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Within 3 Months	$48,704	$42,696
3 - 6 Months	35,901	30,313
6 - 12 Months	63,320	101,942
Over 12 Months	87,809	104,242
Total	$235,734	$279,193

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

The table summarizes the Company’s regulatory capital and related ratios for the periods presented (2) (dollars in thousands):

	September 30,	December 31,	September 30,
	2022	2021	2021
Common equity Tier 1 capital	$ 1,633,072	$ 1,569,752	$ 1,541,325
Tier 1 capital	1,799,428	1,736,108	1,707,681
Tier 2 capital	463,175	437,435	340,464
Total risk-based capital	2,262,604	2,173,543	2,048,146
Risk-weighted assets	16,393,301	15,336,432	14,858,407
Capital ratios:
Common equity Tier 1 capital ratio	9.96%	10.24%	10.37%
Tier 1 capital ratio	10.98%	11.32%	11.49%
Total capital ratio	13.80%	14.17%	13.78%
Leverage ratio (Tier 1 capital to average assets)	9.32%	9.01%	8.97%
Capital conservation buffer ratio (1)	4.98%	5.32%	5.49%
Common equity to total assets	10.60%	12.68%	12.68%
Tangible common equity to tangible assets (+)	6.11%	8.20%	8.16%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(2) All ratios and amounts at September 30, 2022 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed.

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

Net interest income (FTE) and total revenue (FTE), which are used in computing net interest margin (FTE), provide valuable additional insight into the net interest margin by adjusting for differences in the tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing the yield on earning assets. Interest expense and the related cost of interest-bearing liabilities and cost of funds ratios are not affected by the FTE components.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest Income (FTE)
Interest and dividend income (GAAP)	$171,156	$146,379	$458,367	$444,904
FTE adjustment	3,842	3,164	10,755	9,361
Interest and dividend income (FTE) (non-GAAP)	$174,998	$149,543	$469,122	$454,265
Average earning assets	$17,879,222	$17,910,389	$17,803,550	$17,824,607
Yield on interest-earning assets (GAAP)	3.80%	3.24%	3.44%	3.34%
Yield on interest-earning assets (FTE) (non-GAAP)	3.88%	3.31%	3.52%	3.41%
Net Interest Income (FTE)
Net interest income (GAAP)	$150,715	$137,488	$420,413	$412,934
FTE adjustment	3,842	3,164	10,755	9,361
Net interest income (FTE) (non-GAAP)	$154,557	$140,652	$431,168	$422,295
Noninterest income (GAAP)	25,584	29,938	94,023	89,388
Total revenue (FTE) (non-GAAP)	$180,141	$170,590	$525,191	$511,683
Average earning assets	$17,879,222	$17,910,389	$17,803,550	$17,824,607
Net interest margin (GAAP)	3.34%	3.05%	3.16%	3.10%
Net interest margin (FTE) (non-GAAP)	3.43%	3.12%	3.24%	3.17%

The Company believes tangible common equity is an important indication of its ability to grow organically and through business combinations as well as its ability to pay dividends and to engage in various capital management strategies. Tangible common equity and tangible assets are used in the calculation of certain profitability, capital, and per share ratios. The Company believes tangible common equity, tangible assets, and the related ratios are meaningful measures of capital adequacy because they provide a meaningful basis for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	September 30,	December 31,	September 30,
	2022	2021	2021
Tangible Assets
Ending Assets (GAAP)	$19,950,231	$20,064,796	$19,935,657
Less: Ending goodwill	925,211	935,560	935,560
Less: Ending amortizable intangibles	29,142	43,312	46,537
Ending tangible assets (non-GAAP)	$18,995,878	$19,085,924	$18,953,560
Tangible Common Equity
Ending Equity (GAAP)	$2,281,150	$2,710,071	$2,694,439
Less: Ending goodwill	925,211	935,560	935,560
Less: Ending amortizable intangibles	29,142	43,312	46,537
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$1,160,440	$1,564,842	$1,545,985
Average equity (GAAP)	$2,436,999	$2,715,610	$2,718,032
Less: Average goodwill	925,211	935,560	935,560
Less: Average amortizable intangibles	30,347	44,866	48,179
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$1,315,085	$1,568,828	$1,567,937
Common equity to total assets (GAAP)	10.60%	12.68%	12.68%
Tangible common equity to tangible assets (non-GAAP)	6.11%	8.20%	8.16%
Book value per share (GAAP)	$28.46	$33.80	$33.60

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Adjusted Operating Earnings & EPS
Net income (GAAP)	$58,070	$74,565	$163,986	$216,138
Plus: Net loss related to balance sheet repositioning, net of tax	—	—	—	11,609
Less: (Loss) gain on sale of securities, net of tax	—	7	(2)	69
Less: Gain on sale of DHFB, net of tax	—	—	7,984	—
Plus: Branch closing and facility consolidation costs, net of tax	—	—	4,351	713
Adjusted operating earnings (non-GAAP)	$58,070	$74,558	$160,355	$228,391
Less: Dividends on preferred stock	2,967	2,967	8,901	8,901
Adjusted operating earnings available to common shareholders (non-GAAP)	$55,103	$71,591	$151,454	$219,490

Weighted average common shares outstanding, diluted	74,705,054	76,322,736	75,034,084	78,007,543
Earnings per common share, diluted (GAAP)	$0.74	$0.94	$2.07	$2.66
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.74	$0.94	$2.02	$2.81

Adjusted operating measures exclude the amortization of intangibles, losses related to balance sheet repositioning (principally composed of losses on debt extinguishment), gains or losses on sale of securities, as well as branch closing and facility consolidation costs (principally composed of real estate, leases and other assets write downs, as well as severance associated with branch closing and corporate expense reduction initiatives). The Company believes this adjusted measure provides investors with important information about the continuing economic results of the organization’s operations. Net interest income (FTE), which is used in computing net interest margin (FTE) provides valuable additional insight into the net interest margin by adjusting for differences in tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing yield on earning assets. Interest expense is not affected by the FTE components.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$99,923	$95,343	$304,012	$299,251
Less: Amortization of intangible assets	2,480	3,381	8,434	10,679
Less: Losses related to balance sheet repositioning	—	—	—	14,695
Less: Branch closing and facility consolidation costs	—	—	5,508	902
Adjusted operating noninterest expense (non-GAAP)	$97,443	$91,962	$290,070	$272,975
Noninterest income (GAAP)	$25,584	$29,938	$94,023	$89,388
Less: (Loss) gain on sale of securities	—	9	(2)	87
Less: Gain on sale of DHFB	—	—	9,082	—
Adjusted operating noninterest income (non-GAAP)	$25,584	$29,929	$84,943	$89,301

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2022	2021	2021	2022	2021
Adjusted Loans
Loans held for investment (net of deferred fees and costs)(GAAP)	$13,918,720	$13,195,843	$13,139,586	$13,918,720	$13,139,586
Less: PPP adjustments (net of deferred fees and costs)	12,146	150,363	466,609	12,146	466,609
Total adjusted loans (non-GAAP)	$13,906,574	$13,045,480	$12,672,977	$13,906,574	$12,672,977

Average loans held for investment (net of deferred fees and costs) (GAAP)	$13,733,447	$13,082,412	$13,451,674	$13,521,507	$13,827,002
Less: Average PPP adjustments (net of deferred fees and costs)	14,280	288,204	687,259	53,246	1,059,130
Total adjusted average loans (non-GAAP)	$13,719,167	$12,794,208	$12,764,415	$13,468,261	$12,767,872

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of September 30, 2022, December 31, 2021, and September 30, 2021:

	Change In Net Interest Income
	September 30,	December 31,	September 30,
	2022	2021	2021
	%	%	%
Change in Yield Curve:
+300 basis points	16.70	30.15	22.43
+200 basis points	11.05	20.39	14.90
+100 basis points	5.54	10.33	7.26
Most likely rate scenario	—	—	—
-100 basis points	(4.99)	(9.20)	(6.50)
-200 basis points	(10.10)	(13.62)	(7.73)

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

From a net interest income perspective, the Company was less asset sensitive as of September 30, 2022, compared to its position as of September 30, 2021. This shift is in part due to the changing market characteristics of certain loan and deposit products and in part due to various other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended September 30, 2022, December 31, 2021, and September 30, 2021:

	Change In Economic Value of Equity
	September 30,	December 31,	September 30,
	2022	2021	2021
	%	%	%
Change in Yield Curve:
+300 basis points	(6.21)	(6.85)	5.80
+200 basis points	(4.44)	(3.55)	4.86
+100 basis points	(2.49)	(1.22)	3.20
Most likely rate scenario	—	—	—
-100 basis points	1.29	(4.82)	(6.13)
-200 basis points	1.95	(12.89)	(7.92)

As of September 30, 2022, the Company’s economic value of equity is generally less asset sensitive in a rising interest rate environment compared to its position as of September 30, 2021 primarily due to the composition of the Consolidated Balance Sheets and due in part to the pricing characteristics and assumptions of certain deposits.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

Management has taken measures to maintain the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022. There have been no changes during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

During the quarter ended September 30, 2022, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2021 Form 10-K.

An investment in the Company’s securities involves risks. In addition to the other information set forth in this Quarterly Report, including the information addressed under “Forward-Looking Statements,” investors in the Company’s securities should carefully consider the factors discussed in the Company’s 2021 Form 10-K. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable.

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

On December 10, 2021, the Company’s Board of Directors authorized a share repurchase program (the “Repurchase Program”) to purchase up to $100.0 million of the Company’s common stock through December 9, 2022 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and /or Rule 10b-18 under the Exchange Act. The Repurchase Program permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the Repurchase Program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The Repurchase Program does not obligate the Company to purchase any particular number of shares.

The following information describes the Company’s common stock repurchases for the three months ended September 30, 2022:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
July 1 - July 31, 2022	2,098	34.19	—	51,767,983
August 1 - August 31, 2022	824	33.88	—	51,767,983
September 1 - September 30, 2022	1,471	33.67	—	51,767,983
Total	4,393	33.96	—

_________________________________________

(1) For the three months ended September 30, 2022, 4,393 shares were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

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

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended September 30, 2022 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: November 3, 2022	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: November 3, 2022	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)