Form 10-K
period 2022-12-31
Atlantic Union Bankshares Corp
filed 2023-02-24
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (804) 633-5031

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $1.33 per share	AUB	The New York Stock Exchange
Depositary Shares, Each Representing a 1/400th Interest in a Share of 6.875% Perpetual Non-Cumulative Preferred Stock, Series A	AUB.PRA	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $2,508,235,973 based on the closing share price on that date of $33.92 per share.

The number of shares of common stock outstanding as of February 14, 2023 was 74,721,432.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-K

i

Glossary of Acronyms and Defined Terms

Access	–	Access National Corporation and its subsidiaries
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALLL	–	Allowance for loan and lease losses, a component of ACL
AOCI	–	Accumulated other comprehensive (loss) income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
AUB	–	Atlantic Union Bankshares Corporation
the Bank	–	Atlantic Union Bank
BHCA	–	Bank Holding Company Act of 1956, as amended
BOLI	–	Bank-owned life insurance
bps	–	Basis points
BSA/AML	–	Bank Secrecy Act/Anti-Money Laundering regulations
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CDARS	–	Certificates of Deposit Account Registry Service
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
the Company	–	Atlantic Union Bankshares Corporation and its subsidiaries
CRA	–	Community Reinvestment Act of 1977
depositary shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

DHFB	–	Dixon, Hubard, Feinour & Brown, Inc.
DIF	–	Deposit Insurance Fund
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per common share
ESG	–	Environmental, social, and governance
ESOP	–	Employee Stock Ownership Plan
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FDIA	–	Federal Deposit Insurance Act
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FHLMC	–	Federal Home Loan Mortgage Corporation
FinCEN	–	Financial Crimes Enforcement Network
FNB	–	FNB Corporation
FNMA	–	Federal National Mortgage Association
FOMC	–	Federal Open Market Committee
FTE	–	Fully taxable equivalent
GAAP	–	Accounting principles generally accepted in the United States
GNMA	–	Government National Mortgage Association
HTM	–	Held to maturity
ICE	–	Intercontinental Exchange Data Services
the Joint Guidance	–	The five federal bank regulatory agencies and the Conference of State Bank Supervisors guidance issued on March 22, 2020 (subsequently revised on April 7, 2020)
LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
LIBOR	–	London Interbank Offered Rate
MBS	–	Mortgage-Backed Securities
MFC	–	Middleburg Financial Corporation
NPA	–	Nonperforming assets
NYSE	–	New York Stock Exchange
OCI	–	Other comprehensive (loss) income

OFAC	–	Office of Foreign Assets Control
OREO	–	Other real estate owned
PCA	–	Prompt Corrective Action
PCD	–	Purchased credit deteriorated
PD/LGD	–	Probability of default/loss given default
PPP	–	Paycheck Protection Program
PSU	–	Performance stock unit
ROU asset	–	Right of Use Asset
RPAs	–	Risk Participation Agreements
RSA	–	Restricted stock award
SBA	–	Small Business Administration
SEC	–	U.S. Securities and Exchange Commission
Securities Act	–	Securities Act of 1933, as amended
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SOFR	–	Secured Overnight Financing Rate
TDR	–	Troubled debt restructuring
VCDPA	–	Virginia Consumer Data Protection Act
VFG	–	Virginia Financial Group, Inc.
Virginia SCC	–	Virginia State Corporation Commission
Xenith	–	Xenith Bankshares, Inc. and its subsidiaries
2031 Notes	–	$250.0 million of 2.875% fixed-to-floating rate subordinated notes issued by the Company during the fourth quarter of 2021 with a maturity date of December 15, 2031

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding anticipated changes in the interest rate environments, future economic conditions and the impacts of current economic uncertainties, and projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks and uncertainties, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “seek to,” “opportunity,” “potential,” “continue, “confidence” or words of similar meaning or other statements concerning opinions or judgment of our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

●	market interest rates and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs, and our loan and securities portfolios;
●	inflation and its impacts on economic growth and customer and client behavior;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which we operate and which our loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth;
●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	the quality or composition of our loan or investment portfolios and changes therein;
●	demand for loan products and financial services in our market areas;
●	our ability to manage our growth or implement our growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	our ability to recruit and retain key employees;
●	an insufficient ACL;
●	changes in accounting principles, standards, rules, and interpretations, and the related impact on our financial statements;
●	volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by conditions arising out of the COVID-19 pandemic, inflation, changing interest rates, or other factors;
●	our liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of our credit processes and management of our credit risk;
●	our ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	operational, technological, cultural, regulatory, legal, credit, and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash considerations;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts (such as the ongoing war between Russia and Ukraine) or public health events (such as COVID-19), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of our borrowers to satisfy their obligations to us, on the value of collateral securing loans, on the demand for our loans or our other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on our liquidity or capital positions, on risks posed by reliance on third-party service providers, or on other aspects of our business operations and on financial markets and economic growth;
●	the ongoing effects of the COVID-19 pandemic;

●	the discontinuation of LIBOR and its impact on the financial markets, and our ability to manage operational, legal and compliance risks related to the discontinuation of LIBOR and implementation of one or more alternate reference rates;
●	performance by our counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements;
●	potential claims, damages, and fines related to litigation or government actions;
●	the effects of changes in federal, state or local tax laws and regulations;
●	any event or development that would cause us to conclude that there was an impairment of any asset, including intangible assets, such as goodwill; and
●	other factors, many of which are beyond our control.

More information on risk factors that could affect our forward-looking statements is included under the section entitled “Risk Factors” set forth herein. All risk factors and uncertainties described herein should be considered in evaluating forward-looking statements, all forward-looking statements made in this Form 10-K are expressly qualified by the cautionary statements contained in this Form 10-K, and undue reliance should not be placed on such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our businesses or operations. Forward-looking statements speak only as of the date they are made. We do not intend or assume any obligation to update, revise or clarify any forward-looking statements that may be made from time to time by or on behalf of the Company, whether as a result of new information, future events or otherwise.

v

SUMMARY OF RISK FACTORS

An investment in our securities involves risks, including those summarized below. For a more complete discussion of these risk factors, see “Item 1A—Risk Factors.”

Risks Related to Our Lending Activities

●	Our ACL may be insufficient to absorb credit losses in our loan portfolio.
●	A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.
●	We have significant credit exposure in commercial real estate, which may expose us to additional credit risks, and may adversely affect our results of operations and financial condition.
●	Our loan portfolio contains construction and development loans, which may expose us to additional credit risks, and may adversely affect our results of operations and financial condition.
●	Our commercial and industrial loans have contributed significantly to our loan growth, which may expose us to additional credit risks, and may adversely affect our results of operations and financial condition.
●	The loans we make through federal programs are dependent on the federal government’s continuation and support of these programs and on our compliance with program requirements.
●	We use independent appraisals and other valuation techniques in evaluating and monitoring loans secured by real estate and other real estate owned, which may not accurately describe the net value of the asset.
●	If we fail to effectively manage credit risk, our business and financial condition will suffer.
●	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.
●	Nonperforming assets take significant time to resolve and may adversely affect our results of operations and financial condition.
●	Our mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our profits, and we may be required to repurchase mortgage loans or indemnify buyers against losses, which could harm our liquidity, results of operations and financial condition.
●	We are subject to environmental risks.

Risks Related to Market Interest Rates

●	Changes in interest rates could adversely affect our income and cash flows.
●	We may incur losses if asset values decline, including due to changes in interest rates and prepayment speeds.
●	We are required to transition from the use of the LIBOR interest rate index, which could negatively impact our net income and requires significant operational work.

Risks Related to Our Business, Industry and Markets

●	Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally.
●	The COVID-19 pandemic could continue to affect our business, financial condition, and results of operations.
●	We may not be able to maintain a strong core deposit base or access other low-cost funding sources.
●	We face substantial competition that could adversely affect our growth and/or operating results.
●	Consumers may increasingly decide not to use banks to complete their financial transactions, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Operations

●	A failure and/or breach of our operating or securities systems or infrastructure, or those of our third-party providers, including as a result of cyber-attacks, could disrupt our business, result in a disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
●	We face security risks, including denial of service attacks, hacking, social engineering attacks targeting our employees and customers, malware intrusion or data corruption attempts, terrorist activities, and identity theft, that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.
●	Our business strategy includes continued growth, and our financial condition and results of operation could be negatively affected if we fail to grow or fail to manage our growth effectively.
●	We face risks with respect to future expansion, which could disrupt our business and dilute shareholder value.
●	The carrying value of goodwill and other intangible assets may be adversely affected.
●	Our risk-management framework may not be effective in mitigating risks and/or losses.

●	Failure to keep pace with technological change could adversely affect our business and competitive position.
●	We rely on other companies to provide key components of our business infrastructure, and our business could be adversely affected by the operational functions of such counterparties.
●	We depend on the accuracy and completeness of information about clients and counterparties, and our financial condition could be adversely affected if we rely on misleading information.
●	We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties.
●	Competition for talent is substantial. If we are unable to attract, retain, develop and motivate our human capital, our business, results of operations, and prospects could be adversely affected.
●	Our internal controls and procedures may fail or be circumvented, which could have a material adverse effect on our business, financial condition, results of operation.
●	Our business needs and future growth may require us to raise additional capital, but that capital may not be available or may be dilutive.
●	We are or may become involved from time to time to various claims and lawsuits incidental to our business or information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences, which may lead to expenses and ultimate exposures that cannot be ascertained and/or other adverse consequences.
●	We are or may become involved from time to time in information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.
●	We may not be able to generate sufficient taxable income to fully realize our deferred tax assets.

Risks Related to the Regulatory Environment

●	We are subject to extensive regulation that could limit or restrict our activities.
●	Current and to-be-effective laws and regulations addressing consumer privacy and data use and security could increase our costs and failure to comply with such laws and regulation could impact our business, financial condition, and reputation.
●	We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, our financial condition, liquidity, and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.
●	We are subject to the CFPB’s broad regulatory and enforcement authority and new regulations, and new approaches to regulation or enforcement by the CFPB could adversely impact us.
●	We are subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by the Bank with respect to these laws could result in significant liability and have a material adverse effect on our business strategy.
●	We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a material penalties and other sanctions.
●	The Federal Reserve may require us to commit capital resources to support the Bank.

Risks Related to Our Securities

●	Our ability to pay dividends is limited, and we may be unable to pay dividends in the future.
●	The trading volumes in our common stock may not provide adequate liquidity for investors.
●	Future capital needs could result in dilution of shareholder investment and could adversely affect the market price of our common stock and preferred stock (or depositary shares).
●	Holders of our indebtedness and of depositary shares related to our Series A preferred stock have rights that are senior to those of our common shareholders.
●	Our governing documents and certain provisions of Virginia law could have an anti-takeover affect and may delay, make more difficult or prevent an attempted acquisition of the Company that you may favor.
●	Our stock price may be volatile, which could result in losses to our investors and litigation against us.

General Risk Factors

●	New lines of business or new products and services may subject us to additional risk.
●	Failure to maintain our reputation may materially adversely affect our performance.
●	Changes in accounting standards could impact reported earnings.
●	We are subject to risks associated with climate change and other weather and natural disaster impacts.
●	We are subject to environmental, social and governance risks that could adversely affect our reputation, the trading price of our common stock and/or our business, operations, and earnings.

PART I

In this Form 10-K, unless the context suggests otherwise, the terms “we,” “us” and “our” refer to Atlantic Union Bankshares Corporation and its direct and indirect subsidiaries, including Atlantic Union Bank.

ITEM 1. - BUSINESS.

GENERAL

Overview

Atlantic Union Bankshares Corporation is a financial holding company and bank holding company organized under the laws of the Commonwealth of Virginia and registered under the BHCA. We are headquartered in Richmond, Virginia and provide a wide range of financial services and products to commercial and retail clients through our wholly-owned subsidiary bank, Atlantic Union Bank, a Federal Reserve member bank charted under the laws of the Commonwealth of Virginia.

The Bank is headquartered in Richmond, Virginia and, as of December 31, 2022, operated 114 branches and approximately 130 ATMs located throughout Virginia, and portions of Maryland, and North Carolina. In addition, our non-bank financial services affiliates include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

At December 31, 2022, we had approximately $20.5 billion in assets, $14.4 billion in LHFI (net of deferred fees and costs), $15.9 billion in deposits, and $2.4 billion in stockholders’ equity.

History

The Company was originally incorporated under the laws of the Commonwealth of Virginia in 1991, and we completed our bank holding company formation in July 1993, in connection with the merger of Northern Neck Bankshares Corporation with and into Union Bancorp, Inc. to form Union Bankshares Corporation, which was renamed Atlantic Union Bankshares Corporation in 2019.

Union Bank & Trust Company, a predecessor of Atlantic Union Bank, was formed in 1902, and certain other of the community banks that were acquired and ultimately merged to form what is now Atlantic Union Bank were among the oldest in Virginia at the time they were acquired.

We have a history of growing through both organic growth and strategic acquisitions, particularly with our three most recent acquisitions—StellarOne Corporation in 2014, Xenith Bankshares, Inc. in 2018, and Access National Corporation in 2019—which allowed us to meaningfully increase our asset size, enhance our scale and expand our footprint throughout Virginia and into portions of Maryland and North Carolina.

The table below indicates the year each of our predecessor community banks was formed, acquired by us, and merged into what is now Atlantic Union Bank.

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

Recent Developments

On January 18, 2023, we completed the transfer of the listing of our common stock and our depositary shares, each representing a 1/400th interest in a share of the Series A preferred stock from The Nasdaq Stock Market LLC to the NYSE, under the ticker symbols of “AUB” and “AUB.PRA”, respectively.

Effective June 30, 2022, we completed the sale of DHFB, which was formerly a subsidiary of the Bank that operated as a registered investment advisory firm, to Cary Street Partners Financial LLC. In the transaction, we received a minority ownership stake in Cary Street Partners Financial LLC, which is a registered investment advisory firm.

Principal Products and Services

We are a full-service bank offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit, and other depository services, as well as loans for commercial, industrial, residential mortgage, and consumer purposes. In addition, through our wholly owned subsidiaries, we offer equipment financing services, wealth management, and insurance products. Our customers have access to our products and services in-person via our full-service branches and ATMs, and virtually through our mobile and internet banking services. We strive to provide a differentiated customer experience that is authentically human and digital forward.

Lending Activities. Our loan portfolio consists primarily of commercial, industrial, residential mortgage, and consumer loans. A substantial portion of our loan portfolio is represented by commercial and residential real estate loans (including acquisition and development loans and residential construction loans). The ability of our borrowers to honor their contracts on such loans is dependent on the real estate and general economic conditions in those markets, as well as other factors. The majority of our commercial real estate and industrial loans are made to customers in Virginia and portions of Maryland, North Carolina, and South Carolina, as we have loan production offices in North Carolina, Maryland and Pennsylvania.

Mortgage Banking. Our mortgage division, Atlantic Union Bank Home Loans, originates the majority of our residential mortgage loans to borrowers nationwide, largely with the intent to sell such loans into the secondary mortgage markets. We do originate certain mortgage loans to our customers within our branch footprint to hold for investment.

Equipment Finance. We provide equipment financing to commercial and corporate customers nationwide through Atlantic Union Equipment Finance, Inc. a wholly-owned subsidiary of the Bank. Atlantic Union Equipment Finance provides financing for a wide array of equipment types, including marine, tractors, trailers, buses, construction, manufacturing, and medical.

Wealth Management, Trust and Insurance. Our wealth management division, which operates under the brand Atlantic Union Bank Wealth Management, offers a wide variety of financial planning, wealth management and trust services to individuals and corporations primarily within Virginia and portions of North Carolina and Maryland. Our wealth management division allows us to reach new customers and expand product offerings to our existing loan and deposit customers. We offer financial planning, trust and investment management, and retirement planning services through our team of experienced financial advisors. Through Atlantic Union Financial Consultants, LLC, we offer brokerage services and execute securities transactions through Raymond James Financial Services, Inc., an independent broker dealer.

Our insurance division, Union Insurance Group, LLC, is a wholly owned subsidiary of the Bank that operates under an agreement with Bankers Insurance LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. Union Insurance Group generates revenue through the sale of various insurance products through Bankers Insurance LLC, including long-term care insurance and business owner policies.

Deposit Products, Treasury Services and Other Funding Sources. Our primary source of funds for our lending and investment activities are our deposit products. We provide both commercial and consumer customers a diverse array of deposit products, including checking accounts, savings accounts, and certificates of deposit, among others. Our deposits are primarily made to customers based in Virginia and portions of Maryland and North Carolina. In addition, we provide our customers a suite of products and service including credit cards through an arrangement with Elan Financial Services, treasury management services, and capital market services, among others.

SEGMENTS

Before the third quarter of 2022, we had only one reportable operating segment, the Bank. However, effective in the third quarter of 2022, we completed system conversions that allows us to evaluate our business, establish our overall business strategy, allocate resources, and assess our business performance within two primary reportable operating segments: Wholesale Banking and Consumer Banking, with corporate support functions such as corporate treasury and others included in Corporate Other.

Our Wholesale Banking segment provides loan and deposit services, as well as treasury management and capital market services to our wholesale customers primarily throughout Virginia, Maryland, North Carolina, and South Carolina. These customers include commercial real estate and commercial and industrial customers. This segment also includes our public finance subsidiary and our equipment finance subsidiary, Atlantic Union Equipment Finance, which operates nationwide.

Our Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes our home loan division and our wealth management division, which consists of private banking, trust, and brokerage services.

EXPANSION AND STRATEGIC ACQUISITIONS

We have expanded our market area and increased our market share through a combination of organic growth (internal growth and de novo expansion) and strategic mergers and acquisitions. To date, our strategic acquisitions have included whole bank acquisitions, branch and deposit acquisitions, purchases of existing branches from other banks, and registered investment advisory firms. Our merger and acquisition strategy has focused on institutions that are a strong cultural fit and that are consistent with our philosophy of soundness, profitability and growth.

We expect to continue to assess future strategic opportunities based on market and other conditions, applying a number of criteria: including transactions that:

●	enhance our footprint, allowing for cost savings and economies of scale, or allow us to expand into contiguous markets, or that otherwise may be strategically compelling (such as transactions that diversify our revenue streams) or add attractive business lines, products, services or technological capabilities;
●	meet our financial criteria; and
●	are consistent with our risk appetite.

These transactions may include whole bank and non-bank mergers and acquisitions, minority investments, or strategic partner equity investments.

HUMAN CAPITAL RESOURCES

We continuously seek to balance our commitments to our key stakeholders: our teammates, customers, shareholders, regulators and communities. In order to accomplish this, it is crucial that we continue to attract and retain talent who desire to enrich the lives of the people and communities that we serve. To facilitate talent attraction and retention, we strive to create an inclusive, diverse, safe and healthy workplace, that provides opportunities for our teammates to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs.

Employee Profile

As of December 31, 2022, we had 1,877 full-time equivalent employees (which we refer to as “teammates”). None of our teammates are represented by a union or covered under a collective bargaining agreement.

As of December 31, 2022, our workforce was comprised of approximately 65% women and 23% self-identified minorities, and the average tenure of our teammates was 7.3 years.

Our Workplace Culture

We seek to be recognized as the Premier Mid-Atlantic Bank – a high performing company that makes banking easy by providing competitive banking solutions, a highly differentiated customer and teammate experience and a great place to work. Our culture is defined by our purpose to enrich the lives of the people and the communities we serve. Our core values guide our actions to further this purpose and shape how we come together to meet our various stakeholder needs and expectations. We use the term “teammates” to describe our employees because we view the Company as one team, where everyone is valued for their contributions.

Our core values serve as the foundation for how we behave and operate as an organization and will influence our future success. Our core values include being:

●	Caring. Working together toward common goals, acting with kindness, respect and a genuine concern for others
●	Courageous. Speaking openly, honestly and accepting our challenges and mistakes as opportunities to learn and grow
●	Committed. Driven to help our clients, teammates and Company succeed, doing what is right and accountable for our actions

We embrace diversity of thought and identity to better serve our stakeholders and achieve our purpose. We are committed to cultivating an inclusive and welcoming workplace where teammate and customer perspectives are valued and respected. We also seek to foster a culture of giving back to the communities where our customers live, work, and play. Charitable donations, small business lending, volunteerism, teaching financial literacy and promoting diversity and inclusion within our communities, are some of the ways we give back.

Compensation and Benefits

Our compensation programs are designed to attract, retain and motivate high performing talent and provide market aligned pay programs in support of our business strategies. Our compensation programs are tied to both individual and corporate performances. In addition, we use the services of a compensation consultant to advise us on compensation practices and other consultants and regularly benchmarks our compensation and benefits program against our peers. Our compensation policies and procedures are designed to seek to ensure proper governance and acceptable levels of risk. Individual teammate total pay is influenced by the nature and scope of the job, what other employers pay for comparable jobs, experience and individual performance. We have established minimum wage levels for all jobs through a formal salary structure that sets a defined salary range for each position. We also offer annual merit-based salary increases to eligible teammates.

Approximately 65% of our teammates are provided with an incentive opportunity under a formal incentive plan with measurable goals and metrics. All incentive programs have both upside and downside potential and are linked to both the individual’s and our performances. Teammates who are not eligible for an incentive plan are eligible to receive cash profit sharing based on our overall financial performance.

We believe that our teammates are best able to deliver a great customer experience if they feel healthy and secure. We offer a variety of benefit programs that flex to meet the needs of our diverse and multigenerational population, as we strive for a differentiated and personalized experience and to deliver what is most important to teammates throughout the various stages of their lives and careers. We share in the benefit costs with teammates in a way that supports mutual fiscal responsibility, and we seek to assist our teammates in managing health care costs through programs that focus on wellness improvement and appropriate use of health care services. Our benefits programs include a Company-maintained ESOP, healthcare and insurance benefits, paid time off, inclusive parental leave, a 401(k) Plan Company match, flexible work arrangements, Employee Assistance Programs and tuition expense reimbursements. We also offer a holistic wellbeing program that provides opportunities for teammates to earn financial incentives by participating in wellness activities designed to build and sustain healthy habits.

Talent Development and Training

We believe our human capital is our most important asset, and we are committed to investing in the growth and development of our teammates. We have a performance development program that encourages teammate development through mentoring and ongoing conversations with their supervisors to seek to align our business objectives with our teammates’ personal development and career aspirations. Our performance development program is very important to delivering business results and helps gain greater alignment between strategic goals and individual goals. This program operates on an annual basis and begins with each teammate setting their own individual goals and development plans and ends with an annual review. Teammates are encouraged to take ownership of their development and seek guidance from their managers on goals and development areas.

We also provide training opportunities to foster teammate growth and development, enhance teammate skillsets, and prepare teammates to be successful in their roles. For example, we offer specific, targeted training to all new hires. In addition to professional development, role-based, and regulatory/compliance training, we also offer training resources on the following subjects: leadership; diversity, equity, and inclusion; policies/procedures; information security; anti-bribery; ethics; product training; anti-money-laundering; technical/systems; and compensation/benefits. We also offer an enterprise development program, Emerge, intended to engage and retain high potential talent and broaden career mobility within and across lines of business.

All teammates have access to training opportunities through a learning management system and/or learning experience platform. We offer training through multiple modalities, including e-learning, job aids, videos, instructor-led, and on-the-job practice supported by trained mentors. The majority of our training materials are regulation-based and managed through a regulatory and compliance program. In addition to job specific training, all teammates are required to complete mandatory compliance courses on a wide range of Company policies and procedures, such as our anti-discrimination policies and ethical standards and in response to regulatory requirements and changes.

Diversity, Equity and Inclusion

We are committed to hiring diverse talent and fostering, cultivating and preserving a culture of a diversity, equity and inclusion. We believe that the collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities, and talent that our teammates invest in their work represents a significant part of not only our culture, but our reputation and achievement. We strive to foster a culture and workplace that, among other things, is inclusive and welcoming, treats everyone with respect and dignity, promotes people on their merits, and promotes diversity of thoughts, ideas, perspective and values. Our Board believes that diversity contributes to the overall effectiveness of the Board and generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, ethnicity, sexual orientation, education, age, work experience, professional skills, geographic location and other qualities or attributes that contribute to Board heterogeneity. We have a Diversity, Equity and Inclusion Council, which we refer to as our DEI Council, led by the Bank’s President and includes a cross-functional group of teammates from diverse backgrounds, that manages our efforts to create a more diverse, equitable, and inclusive workplace.

We also have provided Employee Resource Groups, which we welcome all teammates and allies to join. Our current Employee Resource Groups include the Women’s Inclusion Network; Allies of Individuals Differently Abled; AUB Gets Vets; and Black Teammates United in Leadership and Development, all of which offer professional development opportunities such as mentoring, skill building and partnering to acquire talent and meet business goals.

COMPETITION

The financial services industry remains highly competitive and is constantly evolving. We experience strong competition in all aspects of our business. In our market areas, we compete with large national and regional financial institutions, credit unions, other independent community banks, as well as consumer finance companies, mortgage companies, loan production offices, mutual funds, life insurance companies and fintech companies. Competition for deposits and loans is affected by various factors including, without limitation, interest rates offered, the number and location of branches and types of products offered, digital capabilities, and the reputation of the institution. Credit unions increasingly have been allowed to expand their membership definitions, and because they enjoy a favorable tax status, they may be able to offer more attractive loan and deposit pricing. Our non-bank affiliates also operate in highly competitive environments.

In addition, nonbank competitors are increasingly offering products and services that traditionally were only offered by banks. Many of these nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks, which may allow them to offer greater lending limits and certain products and services that we do not provide.

We believe our community focused banking framework and philosophy provides us with a competitive advantage, particularly with regard to larger national and regional institutions, allowing us to compete effectively. Additionally, our attention to incorporating digital technology has made it possible for us to provide our customers with electronic, mobile, and internet-based financial solutions, such as online deposit accounts and electronic payment processing. Our deposit market share in Virginia was 4.1% of total bank deposits as of June 30, 2022, making us the largest regional bank headquartered in Virginia at that time.

ECONOMY

The economies in our market areas are diverse and include local and federal government, military, agriculture, and manufacturing. Based on Virginia Employment Commission data, the state’s seasonally-adjusted unemployment rate was 3.0% as of December 31, 2022, compared to 3.2% at December 31, 2021 and continued to be below the national rate of 3.5% at December 31, 2022.

Our operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. Since the beginning of 2022, the Federal Reserve increased the federal funds rate by 425 bps as of December 31, 2022 and is expected to continue increasing rates throughout the first half of 2023. Generally, we expect to benefit from a rising rate environment given our interest rate risk profile; however, rising interest rates may have an adverse impact on the ability of our borrowers with floating rate loans to repay their loans. Additionally, rising rates may have an adverse impact on our deposit and borrowing costs.

Our management continues to consider COVID-19, the current economic environment, and potential future economic conditions, including the threat of an economic recession on our performance, while also seeking to address nonperforming assets, control costs, and work with borrowers to mitigate and protect against risk of loss. Our management also continues to review the pricing of our products and services, in light of current and expected costs due to inflation, to seek to mitigate the inflationary impact on our financial performance.

SUPERVISION AND REGULATION

We are extensively regulated under both federal and state laws. The following description briefly describes certain aspects of those regulations that are material to us and does not purport to be a complete description of all regulations, or aspects of those regulations, that affect us. To the extent statutory or regulatory provisions or proposals are described in this Form 10-K, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us, are difficult to ascertain. In addition to laws and regulations, bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us. A change in applicable laws, regulations or regulatory guidance, or in the manner such laws, regulations or regulatory guidance are interpreted by regulatory agencies or courts, may have a material adverse effect on our business, operations, and earnings. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors and customers, the deposit insurance fund and the U.S. banking and financial system rather than shareholders.

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the global financial crisis of 2008, and more recently in light of other factors such as technological and market changes. As described in further detail below, we are subject to additional regulatory requirements because we have over $10 billion in consolidated assets. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations.

We are also subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act, both as administered by the SEC, as well as the rules of the NYSE that apply to companies with securities listed on the NYSE.

The Company

General. The Company is registered as a bank holding company with the Federal Reserve under the BHCA and has elected to be a financial holding company. As a financial holding company, we are subject to comprehensive regulation, examination and supervision by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects financial holding companies, such as the Company, to particular restrictions and qualifications on the types of activities in which they may engage, and to a range of supervisory requirements and activities. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Virginia SCC.

Enacted in 2010, the Dodd-Frank Act has significantly changed the financial regulatory regime in the United States. Since the enactment of the Dodd-Frank Act, U.S. banks and financial services firms, such as the Company and the Bank, have been subject to enhanced regulation and oversight. Several provisions of the Dodd-Frank Act remain subject to further rulemaking, guidance, and interpretation by the federal banking agencies; moreover, certain provisions of the Act that were implemented by federal agencies have been revised or rescinded pursuant to legislative changes adopted by Congress.

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

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed” as defined under applicable Federal Reserve requirements. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. If the company does not return to compliance within 180 days, the Federal Reserve may require the financial holding company to divest its depository institution subsidiaries or to cease engaging in any activity that is financial in nature (or incident to such financial activity) or complementary to a financial activity.

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

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy, which, among other initiatives, encouraged the review of current practices and adoption of a plan for the revitalization of merger oversight under the BHCA and the Bank Merger Act. On March 25, 2022, the FDIC published a Request for Information, seeking information and comments regarding the regulatory framework that applies to merger transactions involving one or more insured depository institution. Making any formal changes to the framework for evaluating bank mergers would require an extended process, and any such changes are uncertain and cannot be predicted at this time. However, the adoption of more expansive or stringent standards may have an impact on our acquisition activity. Additionally, this Executive Order could influence the federal bank regulatory agencies’ expectations and supervisory oversight for banking acquisitions.

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

In addition, Virginia law requires the prior approval of the Virginia SCC for (i) the acquisition by a Virginia bank holding company of more than 5% of the voting shares of a Virginia bank or a Virginia bank holding company, or (ii) the acquisition by any other person of control of a Virginia bank holding company or a Virginia bank.

Source of Strength. Federal Reserve policy and the Dodd-Frank Act require bank holding companies, such as the Company, to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, the Company is expected to commit resources to support the Bank, including times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the DIF in the event of a depository institution insolvency, receivership, or default. For example, under the Federal Deposit Insurance Corporation Improvement Act, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

Limits on Dividends, Capital Distributions and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company to the payment of dividends by the Company to its shareholders, and to the repurchase by the Company of outstanding shares of its capital stock. Federal Reserve policy provides that bank holding companies, such as the Company, should generally pay dividends to shareholders only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition; and (iii) the organization will continue to meet minimum capital adequacy ratios. In addition, the Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared by the Bank in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting its respective business. The payment of dividends or the repurchase of outstanding capital stock, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice.

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

The Bank

General. The Bank is chartered by the Commonwealth of Virginia and is supervised and regularly examined by the Virginia SCC. The Bank, as a member of the Federal Reserve System, is also supervised and regularly examined by the Federal Reserve. The Bank is also subject to regulation by the CFPB, as an institution with more than $10 billion in assets. The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted, and location of offices. Certain of these law and regulations are referenced above under “The Company”.

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.

Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Under the final rules, which are applicable to financial institutions that have assets of $10 billion or more, the maximum permissible interchange fee is equal to the sum of 21 cents plus 5 bps of the transaction value for many types of debit interchange transactions. The rules permit an upward adjustment to an issuer’s debit card interchange fee of no more than one cent per transaction if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

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

The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Company were 10.93%, 9.95%, and 13.70%, respectively, as of December 31, 2022, thus exceeding the minimum requirements for “well capitalized” status. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Bank were 12.81%, 12.81%, and 13.30%, respectively, as of December 31, 2022, also exceeding the minimum requirements for “well capitalized” status.

Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines require a minimum Tier 1 leverage ratio of 3.0% for advanced approach banking organizations; all other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4.0%. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for PCA, its Tier 1 leverage ratio must be at least 5.0%. Banking organizations that have experienced internal growth or made acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2022, the Tier 1 leverage ratios of the Company and the Bank were 9.42% and 11.02%, respectively, well above the minimum requirements.

The Federal Reserve’s final rules prescribe a standardized approach for risk weightings for a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

The Federal Reserve’s regulatory capital rules also provide that the Company’s trust preferred securities qualify as Tier 2 capital. The Company has $142.7 million of trust preferred securities outstanding and approximately $20.5 billion in assets as of December 31, 2022.

On August 26, 2020, the federal bank regulatory agencies adopted a final rule that allowed the Company to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “Capital Resources” of this Form 10-K for information regarding the impact of this final rule on the Company’s regulatory capital.

Deposit Insurance. The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments based on average total assets minus average tangible equity to maintain the DIF. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate a bank’s deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations as an insured depository institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

The FDIC has adopted a large-bank pricing assessment structure, set a target “designated reserve ratio” of 2% for the DIF, and in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2% and 2.5%. An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS composite rating, which is the rating system bank supervisory authorities use to rate financial institutions, and is subject to further adjustments including related to levels of unsecured debt and brokered deposits. At December 31, 2022, total base assessment rates for institutions that have been insured for at least five years with assets of $10 billion or more range from 1.5 to 40 bps. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 bps, beginning in the first quarterly assessment period of 2023. This increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches 1.35% by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2%. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%.

For the years ended December 31, 2022, 2021, and 2020, we incurred deposit insurance assessment expenses of $8.3 million, $7.8 million, and $8.4 million, respectively.

Transactions with Affiliates. The authority of the Bank to engage in transactions with related parties or “affiliates,” or to make loans to insiders, is limited by Sections 23A and 23B of the Federal Reserve Act of 1913, as amended and Regulation W. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2022.

The “prompt corrective action” regulations pursuant to Section 38 of the FDIA require for well-capitalized status a minimum Tier 1 leverage ratio of 5.0%, a minimum common equity Tier 1 capital ratio of 6.5%, a minimum Tier 1 capital ratio of 8.0%, and a minimum total capital ratio of 10.0%.

Community Reinvestment Act. The Bank is subject to the requirements of the CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low- and moderate-income neighborhoods. If the Bank receives a rating from the Federal Reserve of less than “satisfactory” under the CRA, restrictions on operating activities would be imposed. In addition, in order for a financial holding company, like the Company, to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. The Bank received a “satisfactory” CRA rating in its most recent examination.

The federal bank regulatory agencies have issued a joint proposal to strengthen and modernize regulations issued under the CRA, including but not limited to incorporating online and mobile banking, branchless banking and hybrid models into CRA assessment areas. However, making any formal changes to CRA regulations would require an extended process, and any such changes are uncertain and cannot be predicted at this time.

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

Confidentiality of Customer Information. We are subject to various laws and regulations that address the privacy of nonpublic personal financial information of customers. As a financial institution, we must provide to our customers information regarding our policies and procedures with respect to the handling of customers’ personal information. We must also conduct an internal risk assessment of our ability to protect customer information.

These privacy laws and regulations generally prohibit financial institutions from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

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

These laws and regulations impose compliance costs and create obligations and, in some cases, reporting obligations, and compliance with these laws, regulations, and obligations may require us to use significant resources.

Data privacy and data protection are areas of increasing state legislative focus. In March 2021, the Governor of Virginia signed into law the VCDPA, which went into effect on January 1, 2023. The VCDPA grants Virginia residents the right to access, correct, delete, know, and opt-out of the sale and processing for targeted advertising purposes of their personal information, similar to the protections provided by similar consumer data privacy laws in California and in Europe. The VCDPA also imposes data protection assessment requirements and authorizes the Attorney General of Virginia to enforce the VCDPA, but does not provide a private right of action for consumers. The Bank is exempt from the VCDPA, but certain third-party vendors of the Company or the Bank will be subject to the VCDPA, which could negatively impact the products or services that we obtain from those vendors.

Required Disclosure of Customer Information. We are also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act added additional regulations to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, imposes standards for verifying customer identification at account opening, and requires financial institutions to establish anti-money laundering programs. Regulations adopted under the Bank Secrecy Act impose on financial institutions customer due diligence requirements, and the federal banking regulators expect that customer due diligence programs will be integrated within a financial institution’s broader BSA/AML compliance program. The OFAC, which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account, or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, and report it to OFAC.

In December 2020, Congress enacted the National Defense Authorization Act for fiscal year 2021. Among its many provisions, the National Defense Authorization Act includes the Anti-Money Laundering Act of 2020 and the related Corporate Transparency Act of 2019. The Corporate Transparency Act is a significant update to federal BSA/AML regulations that aims to eliminate the use of shell companies that facilitate the laundering of criminal proceeds and, for that purpose, directs FinCEN to establish and maintain a national registry of beneficial ownership information for corporate entities. Specifically, corporations and limited liability companies (subject to certain exceptions) must disclose to FinCEN their beneficial owners – defined as an individual who, directly or indirectly, exercises substantial control over the entity or owns or controls not less than 25% of the ownership interests of the entity. Beneficial ownership must be disclosed at the time of company formation and upon a change in ownership. The national registry will be confidential; the Corporate Transparency Act contains criminal penalties for non-compliance as well as for unauthorized disclosure of reported information. On September 29, 2022, FinCEN issued a final rule to implement the beneficial ownership reporting requirements of the Corporate Transparency Act, which will be effective January 1, 2024. We are continuing to evaluate the impact of this final rule on our BSA/AML policies and procedures.

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances and prohibits them from owning equity interests in excess of 3%

of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). As implied by the federal bank regulatory agencies, the final rule prohibits banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The rule also requires each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to the Company and the Bank. The Economic Growth, Regulatory Relief, and Consumer Protection Act and subsequent promulgation of inter-agency final rules have aimed at simplifying and tailoring requirements related to the Volcker Rule, including by eliminating collection of certain metrics and reducing the compliance burdens associated with other metrics for banks with less than $20 billion in average trading assets and liabilities. Due to the changing regulatory landscape, we will continue to evaluate the implications of the Volcker Rules on our investments, including new impacts as a result of the changes, but we do not expect any material financial implications.

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. If we fail to comply with these laws and regulations, we may be subject to various penalties or enforcement actions. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for our proposed merger or acquisition transactions.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets. The Company and the Bank are subject to federal consumer protection rules enacted by the CFPB and the Bank is subject to examination by the CFPB.

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

During the current administration, the CFPB also actively supports enforcement of consumer financial protection laws and regulations by individual states. For example, during 2022, the CFPB issued an interpretative rule stating, in part, that (i) states can enforce the federal Consumer Financial Protection Act, and (ii) CFPB enforcement actions do not put a halt to state enforcement actions.

Mortgage Banking Regulation. In connection with making mortgage loans, we are subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. We are also subject to rules and regulations that require the collection and reporting of significant amounts of information with respect to mortgage loans and borrowers.

Our mortgage origination activities are subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount.

Qualified mortgages that are “higher-priced” (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g., prime loans) are given a safe harbor of compliance. To meet the mortgage credit needs of a broader customer base, we are predominantly an originator of mortgages that are intended to be in compliance with the ability-to-pay requirements. In November 2019, the CFPB issued an interpretive rule providing that loan originators with temporary authority may act as a loan originator for a temporary period of time, as specified in the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, in a state while that state considers their application for a loan originator license, if they meet certain screening and training requirements.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the FDIC undertook a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” On December 15, 2020, the FDIC issued rules to revise brokered deposit regulations in light of modern deposit-taking methods. The rules established a new framework for certain provisions of the “deposit broker” definition and amended the FDIC’s interest rate methodology calculating rates and rate caps. The rules became effective on April 1, 2021.

Cybersecurity. The federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack. If we fail to meet the expectations set forth in this regulatory guidance, we could be subject to various regulatory actions and any remediation efforts may require us to devote significant resources.

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule became effective May 1, 2022. With increased focus on cybersecurity, we are continuing to monitor legislative, regulatory and supervisory developments related thereto.

Incentive Compensation. The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees, or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed, and a final rule has not yet been published. If the rules are adopted as proposed, they will restrict the manner in which executive compensation is structured.

Future Regulation

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease our cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

Effect of Governmental Monetary Policies

Our operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve uses monetary policy tools to impact money market and credit market conditions and interest rates to influence general economic conditions. These policies have a significant impact on our overall growth and distribution of loans, investments, and deposits; they affect market interest rates charged on loans or paid for time and savings deposits, and can significantly influence employment and inflation rates. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including us, in the past and are expected to do so in the future.

Filings with the SEC

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished to the SEC pursuant to the Exchange Act are available at no cost on our investor relations website, http://investors.atlanticunionbank.com, as soon as reasonably practicable after we file, or furnish, such documents with the SEC. The information contained on our website is not a part of this Form 10-K, nor incorporated by reference into this Form 10-K or of any other filing with the SEC. Our SEC filings are also available at no cost through the SEC’s website at http://www.sec.gov.

ITEM 1A. - RISK FACTORS

An investment in our securities involves risks and uncertainties. In addition to the other information set forth in this Form 10-K, including the information addressed under “Forward-Looking Statements,” investors in our securities should carefully consider the risk factors discussed below. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations, and capital position and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Form 10-K, in which case the trading price of our securities could decline. The risk factors discussed below highlight the risks that we believe are material to us, but do not necessarily include all risks that we may face, and an investor in our securities should not interpret the disclosure of a risk in the following risk factors to state or imply that the risk has not already materialized.

Risks Related to Our Lending Activities

Our ACL may prove to be insufficient to absorb credit losses in our loan portfolio, which may adversely affect our business, financial condition, and results of operations.

Our success depends significantly on the quality of our assets, particularly loans. Like all financial institutions, we are exposed to the risk that our borrowers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral.

We maintain an ACL, which includes the ALLL, at a level we believe is adequate to absorb expected losses in our loan portfolio as of the corresponding balance sheet date. The process to determine the ACL uses models and assumptions that require us to make difficult and complex judgments that are often interrelated. This includes forecasting how borrowers will perform in changing and unprecedented economic conditions. The ability of our borrowers to repay their obligations will likely be impacted by changes in future economic conditions, which in turn could impact the accuracy of our loss forecasts and allowance estimates. There is also the possibility that we have failed or will fail to accurately identify the appropriate economic indicators, to accurately estimate the timing of future changes in economic conditions, or to estimate accurately the impacts of future changes in economic conditions to our borrowers, which similarly could impact the accuracy of our loss forecasts and allowance estimates.

If the models, estimates, and assumptions we use to establish reserves or the judgments we make in extending credit to our borrowers prove inaccurate in predicting future events, we may suffer unexpected losses. The ACL is our best estimate of expected credit losses; however, there is no guarantee that it will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly and quickly. In such an event, we may increase our ACL, which would reduce our earnings. Additionally, to the extent that economic conditions worsen, impacting our consumer and commercial borrowers or underlying collateral, and credit losses are worse than expected, as may be caused by persistent inflation, an economic recession or otherwise, we may increase our provision for loan losses, which could have an adverse effect on our results of operations and could negatively impact our financial condition.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate located in our core banking markets. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of other financial institutions whose real estate loan portfolios are more geographically diverse. Deterioration in national real estate market conditions, or in conditions in specific local real estate markets, could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our ACL, which could also adversely affect our business, financial condition, and results of operations. Additionally, changes in the real estate market could also affect the value of foreclosed assets, which could cause additional losses when management determines it is appropriate to sell the assets.

We have significant credit exposure in commercial real estate, which may expose us to additional credit risks, and may adversely affect our results of operations and financial condition.

Our commercial real estate portfolio consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions and a downturn in the local economy or in occupancy rates in the market where the property is located could increase the likelihood of default. Commercial real estate loans also typically have larger loan balances, and, therefore, the deterioration of one or a few of these loans could cause a significant increase in the percentage of our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices, including stricter underwriting, internal controls, risk management policies, more granular reporting, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. If our banking regulators determine that our commercial real estate lending activities are particularly risky and are subject to such heightened scrutiny, we may incur significant additional costs or be required to restrict certain of our commercial real estate lending activities.

Our loan portfolio contains construction and development loans, which may expose us to additional credit risks, and may adversely affect our results of operations and financial condition.

Construction and development loans are generally viewed as having more risk than residential real estate loans. Risk of loss on a construction and development loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent take-out financing and the builder’s ability to ultimately sell or rent the property. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral. Our construction and development loans are primarily secured by real estate, and we believe that, for the majority of these loans, the real estate collateral by itself may not be a sufficient source for repayment of the loan if real estate values decline. If we are required to liquidate the collateral securing a construction and development loan to satisfy the debt and such collateral is not a sufficient source of repayment, our earnings and capital may be adversely affected.

Our commercial and industrial loans have contributed significantly to our loan growth, which may expose us to additional credit risks, and may adversely affect our results of operations and financial condition.

We make commercial and industrial loans to support our borrowers’ need for short-term or seasonal cash flow and equipment/vehicle purchases. These loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself, and, therefore, these loans are more susceptible to a risk of loss during a downturn in the business cycle. In addition, the assets securing these loans may depreciate over time, may be difficult to appraise and liquidate, and may fluctuate in value based on the success of the business. This type of collateral may not yield substantial recovery in the event a default occurs, and we need to liquidate the business.

The loans we make through federal programs are dependent on the federal government’s continuation and support of these programs and on our compliance with program requirements.

We participate in various U.S. government agency loan guarantee programs, including programs operated by the SBA. If we fail to follow any applicable regulations, guidelines or policies associated with a particular guarantee program, these loans may lose the associated guarantee, exposing us to credit risk we would not otherwise be exposed to or have underwritten, or result in our inability to continue originating loans under such programs, either of which could have a material adverse effect on our business, financial condition, or results of operations. Banks that participated as lenders under the PPP continue to be involved in litigation regarding the processes and procedures that such banks used to process loan and forgiveness applications under the PPP. If any such litigation is filed against us and is not resolved in a favorable manner, we may incur significant financial liability or our reputation with current and prospective customers may be harmed.

We use independent appraisals and other valuation techniques in evaluating and monitoring loans secured by real estate and other real estate owned, which may not accurately describe the net value of the asset.

A significant portion of our loan portfolio consists of loans secured by real estate. In considering whether to make a loan secured by real estate, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real estate after the loan is made. Independent appraisers may also make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our other real estate owned, and our ALLL may not reflect accurate loan impairments. Additionally, if a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan. This could have an adverse effect on our business, financial condition, or results of operations.

If we fail to effectively manage credit risk, our business and financial condition will suffer.

We must effectively manage credit risk. There are risks inherent in making any loan and extending loan commitments and letters of credit, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. There is no assurance that our credit risk monitoring and loan underwriting and approval procedures are or will be adequate or will reduce the inherent risks associated with lending. In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our lenders follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our ACL, each of which could adversely affect our net income. Any failure to manage such credit risks may adversely affect our business, financial condition, and results of operations.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

We make most of our commercial business and commercial real estate loans to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market share than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which, individually or in the aggregate, may impair their ability as a borrower to repay their loans, which could adversely affect our results of operations and financial condition. Moreover, we made some of these loans in recent years, and the borrowers may not have experienced a complete business or economic cycle. Any deterioration of the borrowers’ businesses may hinder their ability to repay their loans, which could have a material adverse effect on our financial condition and results of operations.

Nonperforming assets take significant time to resolve and may adversely affect our results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans, which adversely affects our income and increases loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets also increases our risk profile and may affect the minimum capital levels our regulators believe are appropriate for us in light of such risks. We use various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including origination of new loans. There can be no assurance that we will not experience increases in our nonperforming assets in the future, or that our nonperforming assets will not result in losses in the future.

Our mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our profits.

We originate residential mortgage loans, largely for sale into the secondary mortgage markets, under the Atlantic Union Home Loans Division brand of the Bank, which lends to borrowers nationwide. The success of our mortgage business is dependent on our ability to originate loans and sell them to investors, in each case at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Our loan production levels decreased in 2022 due to rising interest rates, which reduced our income from mortgage activities, and we may suffer further declines if we experience a continued slowdown in our housing market, tightening credit conditions or further increases in interest rates. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage activities. As a result, these conditions would also adversely affect our results of operations.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm our liquidity, results of operations and financial condition.

When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including the GSEs, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations and financial condition may be adversely affected.

We are subject to environmental risks.

We own certain of our properties, and a significant portion of our loan portfolio is secured by real property. In the ordinary course of business, we may foreclose on and take title to properties, securing certain loans. As a result, we could be subject to environmental liabilities with respect to these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected a property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to obtain an environmental study during the underwriting process for certain commercial real estate loan originations and to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business financial condition and results of operations.

Risks Related to Market Interest Rates

Changes in interest rates could adversely affect our income and cash flows and may result in higher defaults in a rising rate environment.

Our income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. Since the beginning of 2022, in response to elevated inflation, the FOMC of the Federal Reserve has increased the target range for the federal funds rate by 425 basis points, to a range of 4.25% to 4.50% as of December 31, 2022, and further increased it to the current range of 4.50% to 4.75% in February 2023. As it seeks to control inflation without creating a recession, the FOMC has indicated further increases are to be expected in 2023. If the FOMC further increases the targeted federal funds rates, overall interest rates will likely continue to rise, which is expected to positively impact our net interest income but may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy. In addition, inflationary pressures will increase our operating costs and could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, the fair value of existing assets and liabilities, the purchase of investments, the retention and generation of deposits, the rates received on loans and investment securities, and the rates paid on deposits or other sources of funding. The impact of these changes may be magnified if we do not effectively manage the relative sensitivity of our assets and liabilities to changes in market interest rates. In addition, our ability to reflect such interest rate changes in the pricing our products is influenced by competitive pressures. If the Federal Reserve continues to raise interest rates, we may not be able to reflect increasing interest rates in rates charged on loans or paid on deposits due to competitive pressures, which would negatively impact our financial condition and results of operations.

We generally seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably maintain our net interest margin; however, interest rate fluctuations, loan prepayments, loan production, deposit flows, and competitive pressures are constantly changing and influence our ability to maintain a neutral position. Generally, our earnings will be more sensitive to fluctuations in interest rates depending upon the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of changes in interest rates, shape and slope of the yield curve, and whether we are more asset sensitive or liability sensitive. Accordingly, our net interest margin may be adversely affected.

We may incur losses if asset values decline, including due to changes in interest rates and prepayment speeds.

We have a large portfolio of financial instruments, including derivative assets and liabilities, debt securities, loans and loan commitments, and certain other assets and liabilities that we measure at fair value that are subject to valuation and impairment assessments. We determine these values based on applicable accounting guidance, which, for financial instruments measured at fair value, requires an entity to base fair value on exit price and to maximize the use of observable inputs and minimize the use of unobservable inputs in fair value measurements. The fair values of these financial instruments include adjustments for market liquidity, credit quality, funding impact on certain derivatives and other transaction-specific factors, where appropriate.

Gains or losses on these instruments can have a direct impact on our results of operations, unless we have effectively hedged our exposures. Increases in interest rates may result in a decrease in residential mortgage loan originations and could impact the origination of corporate debt. In addition, increases in interest rates or changes in spreads may adversely impact the fair value of securities and, accordingly, for debt securities classified as available for sale, may adversely affect accumulated other comprehensive income and, thus, capital levels. These market moves also may adversely impact the value of debt securities we hold to meet regulatory liquidity requirements. Decreases in interest rates may increase prepayment speeds of certain assets, and, therefore, may adversely affect net interest income.

Fair values may be impacted by declining values of the underlying assets or the prices at which observable market transactions occur and the continued availability of these transactions or indices. The financial strength of counterparties, with whom we have economically hedged some of our exposure to these assets, also will affect the fair value of these assets. Sudden declines and volatility in the prices of assets may curtail or eliminate trading activities in these assets, which may make it difficult to sell, hedge or value these assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions, and the difficulty in valuing assets may increase our risk-weighted assets, which requires us to maintain additional capital and increases our funding costs.

We are required to transition from the use of the LIBOR interest rate index, which could negatively impact our net income and require significant operational work.

The continued availability of the LIBOR index is no longer guaranteed and by June 2023, LIBOR is scheduled to be discontinued. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or will provide LIBOR quotations to market participants, or whether any additional reforms to LIBOR or other reference rates may be enacted. The market transition away from LIBOR to alternative reference rates is a complex process and could have a range of effects on our business, financial condition, and results of operations, including but not limited to by (i) adversely affecting the interest rates received or paid on the revenues and expenses associated with, or the value of our LIBOR-based assets and liabilities; (ii) adversely affecting the interest rates paid on or received from other securities or financial arrangements, given LIBOR’s historically prominent role in determining market interest rates globally, or (iii) resulting in disputes, litigation or other actions with borrowers or other counterparties about the interpretation or enforceability of certain fallback language contained in LIBOR-based loans, securities or other contracts. In addition, uncertainty regarding the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for securities on which the interest or dividend is determined by reference to LIBOR, including our trust preferred securities. The discontinuation of LIBOR could also result in operational, legal and compliance risks, and if we are unable to adequately manage such risks, they could have a material adverse effect on our reputation and on our business, financial condition, results of operations, or future prospects.

Risks Related to Our Business, Industry and Markets

Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally.

General economic, political, social and health conditions in the U.S. and abroad affect markets in the U.S. and our business. In particular, markets in the U.S. may be affected by the level and volatility of interest rates, availability and market conditions of financing, unexpected changes in gross domestic product, economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage stagnation, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of the global financial markets, the growth of global trade and commerce, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Markets may also be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including the Russian invasion of Ukraine, terrorism or other geopolitical events. Market fluctuations may impact our margin requirements and affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S., as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect our results of operations and financial condition, including capital and liquidity levels.

Our financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is also highly dependent on the business environment in the primary markets where we operate. Unlike larger financial institutions that are more geographically diversified, we are a regional bank that focuses on providing banking and financial services to customers primarily in Virginia, and in certain markets in Maryland, North Carolina, and South Carolina. The economic conditions in these markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. An economic downturn or prolonged recession can result in a deterioration of our credit quality, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for loan losses, adverse asset values and a reduction in deposits and assets under management or administration. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

The COVID-19 pandemic could continue to affect our business, financial condition, and results of operations.

Since the onset of the COVID-19 pandemic, the negative economic conditions and disruptions arising from it have adversely impacted our financial results to varying degrees and in various respects, including as a result of periods of increased ACL. The pandemic’s impact on economic conditions and activity remains uncertain and will continue to evolve by region, country and state, and it is possible that new or evolving variants of COVID-19 could result in increased business disruptions and contribute to a potential economic downturn. The U.S. has experienced supply chain disruptions and labor shortages, and the global economy and supply chains remain vulnerable. Pandemic developments and certain responses have also driven higher inflation in the U.S. during 2022 and early 2023 and ultimately may contribute to the development of a prolonged, disruptive period of high inflation in the U.S. and globally, while efforts to combat this inflation could result in an economic recession.

Given the ongoing and dynamic nature of the COVID-19 pandemic, it is difficult to predict the full impact of the pandemic and its related consequences on our business, and we could be subject to a number of risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, ability to execute our growth strategy, and ability to pay dividends. These risks include, but are not limited to, the following:

●	reductions in our operating effectiveness and increased cybersecurity risk as we continue to have many employees working hybrid schedules that combine working remotely and working in-office;
●	declines in demand for loans and other banking services and products and related reductions in fee income;
●	increased risk of loan delinquencies, defaults, and foreclosures due a number of factors, including continuing supply chain issues, inflation, decreased consumer and business confidence and economic activity;
●	collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our loan origination volume;
●	unanticipated changes in availability of employees;
●	volatility in financial and capital markets, interest rates, and exchange rates;
●	a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could necessitate a valuation allowance against our current outstanding deferred tax assets;
●	a triggering event leading to impairment testing on our goodwill or core deposit intangibles could result in an impairment charge;
●	disruptions to business operations experienced by counterparties and service providers; and
●	increased demands on capital and liquidity.

We may not be able to maintain a strong core deposit base or access other low-cost funding sources.

We rely on bank deposits to be a low cost and stable source of funding.  In addition, our future growth will largely depend on our ability to maintain and grow a strong core deposit base. If we are unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, we may not be able to grow our assets as quickly.  We compete with banks and other financial services companies for deposits.  If our competitors raise the rates they pay on deposits in response to interest rate changes initiated by the FOMC or for other reasons of their choice, our funding costs may increase, either because we raise our rates to retain deposits or because of deposit outflows that require us to rely on more expensive sources of funding.  Higher funding costs could reduce our net interest margin and net interest income. Any decline in available funding could adversely affect our ability to continue to implement our business strategy which could have a material adverse effect on our liquidity, business, financial condition and results of operations.

We face substantial competition that could adversely affect our growth and/or operating results.

We operate in a competitive market for financial services and face intense competition from other financial institutions both in making loans and attracting deposits, which can greatly affect pricing for our products and services and could adversely affect our cost of funds. Our primary competitors include community, regional, national and internet banks, as well as credit unions and mortgage companies. Many of these financial institutions are significantly larger and have established customer bases, greater financial resources, and higher lending limits. In addition, credit unions are exempt from corporate income taxes, providing a significant competitive pricing advantage compared to banks. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. In addition, many of these nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. As a result, some of our competitors have the ability to offer products and services that we are unable to offer or to offer such products and services at more competitive rates.

Consumers may increasingly decide not to use banks to complete their financial transactions, which could have a material adverse effect on our financial condition and results of operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that have historically involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. We face increasing competition from fintech companies, as trends toward digital financial transactions have accelerated following the onset of the COVID-19 pandemic. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the higher cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Operations

A failure and/or breach of our operating or securities systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, could disrupt our business, result in a disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. We depend on our ability to process, record and monitor a large number of client transactions on a continuous basis. As client, public and regulatory expectations regarding operational and information security have increased, we must continue to safeguard and monitor our operational systems and infrastructure for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. Although we have information and data security, business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and clients.

We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of our or of third-party systems or infrastructure, expose us to risk. For example, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions or provide services. Such events may include: sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; natural disasters such as tornadoes, hurricanes and floods; disease pandemics; and events arising from local or larger scale political or social matters, including wars and terrorist acts. In addition, we may need to take our systems offline if they become infected with malware or a computer virus or as a result of another form of cyber-attack. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. We frequently update our systems to support our operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring and retaining and training personnel required to operate our systems also entail significant costs. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

Any failure or interruption in the operation of our communications and information systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending or other functions. While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do, that they will be adequately addressed. The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We face security risks, including denial of service attacks, hacking, social engineering attacks targeting our employees and customers, malware intrusion or data corruption attempts, terrorist activities, and identity theft, that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.

Our computer systems and network infrastructure and those of third parties, on which we are highly dependent, are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, social engineering attacks targeting our employees and customers, malware intrusion or data corruption attempts, terrorist activities or identity theft. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.

We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service attacks, ransomware, improper access by employees or service providers, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in our systems or the systems of third parties or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers or of third parties, damage our systems or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Cybersecurity risks for banking organizations have significantly increased in recent years, in part because of the proliferation of new technologies and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. Cybersecurity risks have also significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or service providers, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks and “spear phishing” attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. The risk of a security breach caused by a cyber-attack at a service provider or by unauthorized service provider access has also increased in recent years. Additionally, the existence of cyber-attacks or security breaches at third-party service providers with access to our data may not be disclosed to us in a timely manner.

We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack or other information or security breach that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack or other information or security breach, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our business. In addition, we, our employees and our customers, are increasingly transitioning our and their computing infrastructure to cloud-based computing, storage, data processing, networking and other services, which may increase these security risks.

Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, significant business disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers and/or other third parties, or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional remediation and/or compliance costs, increased insurance premiums and could adversely impact our results of operations, liquidity and financial condition.

Although to date we have not experienced any material losses related to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future.

Our business strategy includes continued growth, and our financial condition and results of operation could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy for our business. Our ability to continue to grow successfully will depend on a variety of factors, including economic conditions in the markets in which we operate as well as in the U.S. and globally, continued availability of desirable business opportunities, and competitive responses from other financial and non-financial institution competitors in our market areas. In addition, our ability to manage growth successfully depends on a variety of factors, including whether we can maintain adequate capital levels, maintain cost controls, effectively manage asset quality, effectively manage increasing regulatory compliance requirements, and successfully integrate any businesses acquired into our organization.

While we believe we have the management and other resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed. As consolidation within the financial services industry continues, the competition for growth opportunities, including through strategic acquisition, may increase, and many of our competitors for growth opportunities will have greater financial resources than us. In addition, if we are unable to successfully manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenses to support such growth, any of which could adversely affect our business. Particularly in light of prevailing economic and competitive conditions, we cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition, or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

We may face risks with respect to future expansion, which could disrupt our business and dilute shareholder value.

Our business growth, profitability and market share has been enhanced by us engaging in strategic mergers and acquisitions either within or contiguous to our existing footprint. We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current and expected markets and conduct due diligence related to those opportunities, as well as negotiate to acquire or merge with other institutions. We may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions. We also may issue debt to finance one or more transactions, including subordinated debt issuances, which could cause us to become more susceptible to economic downturns and competitive pressures. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, resulting in dilution of our book value and fully diluted earnings per share, as well as dilution to our existing shareholders.

Our merger and acquisition activities could involve a number of additional risks, including, among others, the risks of:

●	incurring time and expense associated with identifying and evaluating potential merger or acquisition targets;
●	our inability to obtain regulatory and other approvals necessary to consummate mergers, acquisitions or other expansion activities, or the risk that such regulatory approvals are delayed, impeded, or conditioned due to existing or new regulatory issues surrounding us, the target institution or the proposed combined entity as a result of, among other things, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive or abusive acts or practices regulations, or the Community Reinvestment Act;
●	diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
●	potential exposure to unknown or contingent liabilities of the acquired or merged company;
●	litigation with respect to the proposed transaction; and
●	the possible loss of our key employees and customers or those of the acquired or merged company.

There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or that we, after giving effect to the acquisition, will achieve the strategic objectives, operating efficiencies, increased revenues comparable to or better than our historical experience, or other benefits expected in the acquisition, and failure to realize such strategic objectives, operating efficiencies, expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our financial conditions and results of operations.

The carrying value of goodwill and other intangible assets may be adversely affected.

When we complete an acquisition, goodwill and other intangible assets are often recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment, in aggregate and at a reportable segment level, and we perform this impairment analysis at least annually. A significant adverse change in our expected future cash flows or a sustained adverse change in the price of our common stock, at the reportable segment level and/or the aggregate level, could require our goodwill and other intangible assets to become impaired. If impaired, we would incur a charge to earnings that would have a significant impact on our results of operations. The carrying value of our goodwill and net amortizable intangibles were approximately $925.2 million and $26.8 million, respectively, at December 31, 2022.

Our risk-management framework may not be effective in mitigating risks and/or losses.

We maintain an enterprise risk management program that is designed to identify, assess, mitigate, monitor, and report the risks that we face. These risks include: interest-rate, credit, liquidity, operational, reputation, compliance, legal, technology, and model risk. While we assess and seek to improves this program on an ongoing basis, there can be no assurance that our risk management framework and related controls will effectively mitigate all risk and limit losses in our business. If conditions or circumstances arise that expose flaws or gaps in our risk-management program, or if our controls break down, our results of operations and financial condition may be adversely affected. If our risk management framework is not effective, we could suffer unexpected losses and become subject to litigation, negative regulatory consequences, or reputational damage among other adverse consequences, which could materially adversely affect our business, financial condition, results of operations or prospects.

Failure to keep pace with technological change could adversely affect our business and ability to remain competitive.

The financial services industry is continually undergoing technological change with frequent introductions of new technology-driven products and services, and we anticipate that new technologies will continue to emerge. Our continued success depends, in part, on our ability to address the needs of our customers by using technology to provide products and services that satisfy customer demands and create efficiencies in our operations. Developing or acquiring access to new technologies and incorporating those technologies into our products and services, or using them to expand our products and services, may require significant investments, may take considerable time to complete, and ultimately may not be successful. If we fail to maintain or enhance our competitive position with respect to technology, whether because of a failure to anticipate customer expectations, substantially fewer resources to invest in technological improvements than our larger competitors, or because our technological developments fail to perform as desired or are not rolled out in a timely manner, we may lose market share or incur additional expense.

Our business could be adversely affected by the operational functions of business counterparties over which we have limited or no control.

Multiple major U.S. retailers and a major consumer credit reporting agency have experienced data systems incursions in recent years reportedly resulting in the thefts of credit and debit card information, online account information, and other personal and financial data of hundreds of millions of individuals. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including us. Although our systems are not breached in retailer incursions, these incursions can still cause customers to be dissatisfied with us and otherwise adversely affect our reputation. These events can also cause us to reissue a significant number of cards and take other costly steps to avoid significant theft or loss to us and our customers. In some cases, we may be required to reimburse customers for the losses they incur. Credit reporting agency intrusions affect our customers and can require these customers and us to increase account monitoring and take remedial action to prevent unauthorized account activity or access. Other possible points of intrusion or disruption not within our control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business infrastructure, such as data processing, recording and monitoring transactions, online banking interfaces and services, core processing, internet connections, and network access. Any disruption in the services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial, technological or operational difficulties of a third-party service provider could also negatively impact our operations if those difficulties result in the interruption or discontinuation of services provided by that party. In addition, one or more of our third-party service providers may become subject to cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss of destruction of our or our client’s confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. While we have processes in place to monitor our third-party service providers’ data and information security safeguards, we do not control such service providers’ day-to-day operations and a successful attack or security breach at one or more of such third-party service providers is not within our control. The occurrence of any such breaches, disruption in services provided by such third parties or other failures could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We may not be insured against all types of losses as a result of third-party failures and our insurance coverage may not be adequate to cover all losses resulting from system failures, third-party breaches, or other disruptions. Replacing these third-party service providers could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

We depend on the accuracy and completeness of information about clients and counterparties, and our financial condition could be adversely affected if we rely on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations, and cash flows of the borrower. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of borrowers due to our reliance on financial statements that do not comply with GAAP or are materially misleading.

We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties.

We are exposed to many types of operational risk, including the risk of fraud by third parties, customers and employees, clerical recordkeeping errors and transactional errors. While our procedures are designed to follow customary, industry-

specific security precautions and while we provide employees with ongoing training and regular communications and guidance to combat fraud, our efforts might not be successful in mitigating or reducing fraudulent attempts resulting in financial losses, increased litigation risk and reputational harm.

Our business also depends on our employees, as well as third-party service providers, to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation or purposeful damage to any of our operations or systems.

Competition for talent is substantial. If we are unable to attract, retain, develop and motivate our human capital, our business, results of operations, and prospects could be adversely affected.

We are a customer-focused and relationship-driven organization, and our performance is heavily dependent on the talents and efforts of our management team and other key employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially and adversely affect our ability to build on the efforts that they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. The loss of personnel with extensive customer relationships may also lead to the loss of business if the customers were to follow that employee to a competitor. Our ability to attract and retain employees could also be impacted by changing workforce concerns, expectations, practices and preferences, including remote work and hybrid work preferences brought on by the pandemic, and increasing labor shortages and competition for labor, which could increase labor costs. If we do not succeed in attracting well-qualified employees or developing, retaining and motivating our employees, our business, results of operations, and prospects could be adversely affected.

Our internal controls and procedures may fail or be circumvented, which could have a material adverse effect on our business, financial condition, and results of operation.

Maintaining and adapting our internal controls over financial reporting, disclosure controls and procedures and effective corporate governance policies and procedures (“controls and procedures”) is expensive and requires significant management attention. Moreover, as we continue to grow, our controls and procedures may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance. Failure to implement effective controls and procedures or circumvention of our controls and procedures could, among other things, cause us to fail to meet our public reporting obligations, harm our reputation, or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our business, financial condition, results of operation, and the trading price of our securities.

Our business needs and future growth may require us to raise additional capital, but that capital may not be available or may be dilutive.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We may need to raise additional capital in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if our asset quality or earnings were to deteriorate significantly, or if we develop an asset concentration that requires the support of additional capital. Our ability to raise capital, if needed, in the future to meet capital needs or otherwise will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, there is no assurance as to our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, our current shareholders’ interests could be diluted.

We are or may become party from time to time to various claims and lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

From time to time, we, our directors and our management are, or may become, the subject of various claims and legal actions by customers, employees, shareholders and others. Whether such claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect our reputation and our products and services, as well as impact customer demand for those products and services. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. In addition, we may not be able to obtain appropriate types or levels of insurance in the future or be able to obtain adequate replacement policies with acceptable terms. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, reputation, financial condition and results of operations.

We are or may become involved from time to time in information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

From time to time, we are, or may become, the subject of self-regulatory agency information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way we conduct our business, or reputational harm.

We may not be able to generate sufficient taxable income to fully realize our deferred tax assets.

We have net operating loss carryforwards and other tax attributes that relate to our deferred tax assets. Our management currently believes that it is more likely than not that we will realize our deferred tax assets, based on management’s expectation that we will generate taxable income in future years sufficient to absorb substantially all of our net operating loss carryforwards and other tax attributes. If we are unable to generate sufficient taxable income, we may not be able to fully realize our deferred tax assets and would be required to record a valuation allowance against these assets. A valuation allowance would be recorded as income tax expense and would adversely affect our net income.

Risks Related to the Regulatory Environment

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the CFPB, the FDIC, and the Virginia SCC. In addition, because we exceed $10 billion in total assets, we are subject to additional regulatory requirements compared to financial institutions with less than $10 billion in total assets, including, among other things, potentially higher FDIC assessment rates, a cap on the interchange fees that we can charge on debit card transactions and enhanced supervision as a larger financial institution. This regulation is imposed primarily to protect depositors, the FDIC DIF, consumers, and the banking system as a whole. We also are regulated by the SEC and the Financial Industry Regulatory Authority, which regulation is designed to protect investors.

Our compliance with these regulations is costly and potentially restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid and deposits and locations of our offices. We are also subject to capital guidelines established by our regulators, which require us to maintain sufficient capital to support our growth. Regulation of the financial services industry has increased significantly since the global financial crisis. The laws and regulations applicable to the banking industry could change at any time. The extent and timing of any regulatory reform as well as any effect on our business and financial results, are uncertain. Additionally, legislation or regulation may impose unexpected or unintended consequences, the impact of which is difficult to predict. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Current and to-be-effective laws and regulations addressing consumer privacy and data use and security could increase our costs and failure to comply with such laws and regulation could impact our business, financial condition, and reputation.

We are subject to a number of laws concerning consumer privacy and data use and security, including information safeguard rules under the Gramm-Leach-Bliley Act. These rules require that financial institutions develop, implement, and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on privacy and data security, including requiring consumer notification in the event of a data breach. In addition, most states have enacted security breach legislation requiring varying levels of consumer notification in the event of certain types of security breaches, and certain states including Virginia have enacted significant new consumer data privacy protections that can significantly limit a company’s use of customer financial data and impose significant compliance burdens on companies that collect or use that data. The new Virginia consumer data privacy laws became effective in 2023, and compliance with these laws may require significant expenditures of time and resources. Additional new regulations in these areas may increase compliance costs, which could negatively impact our earnings. In addition, failure to comply with these privacy and data use and security laws and regulations, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, or other adverse consequences and loss of consumer confidence, which could materially adversely affect our business, results of operations, and reputation.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise capital or otherwise, our financial condition, liquidity, and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

The Company and the Bank each must meet regulatory capital requirements and maintain sufficient liquidity. Banking organizations experiencing growth, especially those making acquisitions, are expected to hold additional capital above regulatory minimums. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. In addition, regulators may require us to maintain higher levels of regulatory capital based on our condition, risk profile, or growth plans or conditions in the banking industry or economy. In recent years, these market and regulatory expectations have increased substantially and have resulted in higher and more stringent capital requirements for the Company and the Bank.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require us to raise additional capital, and result in regulatory actions if we were unable to comply with such requirements. Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common and preferred stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, financial condition, and results of operations. Under regulatory rules, if the Bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted.

We are subject to the CFPB’s broad regulatory and enforcement authority and new regulations, and new approaches to regulation or enforcement by the CFPB could adversely impact us.

The CFPB has examination and enforcement authority over us and has broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial protection laws. Among other things, the CFPB is authorized to issue rules identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has broad discretion to interpret the term “abusive” to cover a wide range of acts or practices. New regulations, or new approaches to regulation or enforcement by the CFPB could adversely impact our deposit, consumer lending, mortgage lending, loan collection or overdraft coverage programs and, as a result, could have a material adverse effect on our business, financial condition or results of operations.

We are subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by the Bank with respect to these laws could result in significant liability and have a material adverse effect on our business strategy.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. The Bank is also required to comply with the rules enforced by OFAC regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy, or economy of the United States. Bank regulatory agencies routinely examine financial institutions for compliance with these statutes and related regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, or could cause a bank regulatory agency not to approve a merger or acquisition transaction or to prohibit such a transaction even if formal approval is not required. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. In addition, such a failure could result in a regulatory authority imposing a formal enforcement action or civil money penalty for regulatory violations.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a material penalties and other sanctions.

The CRA, Equal Credit Opportunity Act, Fair Housing Act, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

The Federal Reserve may require us to commit capital resources to support the Bank.

Applicable law and the Federal Reserve require a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

Risks Related to Our Securities

Our ability to pay dividends is limited, and we may be unable to pay dividends in the future.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. In addition, the Company is a financial holding company that conducts substantially all of its operations through the Bank and other subsidiaries. As a result, the Company relies on dividends from its subsidiaries, particularly the Bank, for substantially all of its revenues. The ability of the Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to state member banks that are regulated by the Federal Reserve and the Virginia SCC. For information on these regulatory restrictions on the right of the Bank to pay dividends to us and on the right of the Company to pay dividends to its shareholders, see Part I—Item 1—“Supervision and Regulation—Limits on Dividend and Other Payments.” If we do not satisfy these regulatory requirements, or if the Bank does not have sufficient earnings to make payments to us while maintaining adequate capital levels, we will be unable to pay dividends on our common stock or depositary shares, which represent a fractional interest in the Company’s Series A preferred stock, and may be unable to service debt or pay obligations, causing our business, financial condition and results of operations to be materially adversely affected.

Any declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock, including our depositary shares, and other factors deemed relevant by the board of directors. Furthermore, consistent with our business plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our shareholders. Although we currently expect to continue to pay quarterly dividends, any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors.

The trading volumes in our common stock may not provide adequate liquidity for investors.

Shares of our common stock are listed on the NYSE; however, the average trading volume is less than that of other larger financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given these factors, a shareholder may have difficulty selling shares of our common stock at an attractive price (or at all). Additionally, shareholders may not be able to sell a substantial number of our common stock shares for the same price at which shareholders could sell a smaller number of shares. Given the current daily average trading volume of our common stock, significant sales of our common stock in a brief period of time, or the expectation of these sales, could cause a significant decline in the price of our common stock.

Future capital needs could result in dilution of shareholder investment and could adversely affect the market price of our common stock and preferred stock (or depositary shares representing a fractional interest in our preferred stock).

We are generally not restricted from issuing additional shares of our common stock or preferred stock up to the number of shares authorized in our articles of incorporation. We may issue additional shares of our common stock, preferred stock (or depositary shares representing a fractional interest in our preferred stock), or securities convertible into common stock, in the future for a number of reasons, including to finance our operations and business strategy (including mergers and acquisitions), to adjust our ratio of debt to equity, to address regulatory capital concerns, or to satisfy our obligations upon the exercise of outstanding stock awards. If we choose to raise capital by selling shares of our common stock, preferred stock (or depositary shares representing a fractional interest in our preferred stock) or securities convertible into common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock, preferred stock (or depositary shares representing a fractional interest in our preferred stock) and could have a material negative effect on the market price of such securities and could be dilutive to shareholders.

Holders of our indebtedness and of depositary shares related to our Series A preferred stock have rights that are senior to those of our common shareholders.

At December 31, 2022, we had outstanding subordinated notes, trust preferred securities and accompanying subordinated debentures and preferred stock totaling $390.0 million. Payments of the principal and interest on the subordinated notes and the subordinated debentures accompanying the trust preferred securities and dividends on the preferred stock are senior to payments with respect to shares of our common stock. We also conditionally guarantee payments of the principal and interest on the trust preferred securities. As a result, we must make payments on these debt instruments (including the related trust preferred securities) and preferred shares before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debt and preferred shares must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities).

We may from time to time issue additional senior or subordinated indebtedness or preferred stock that would have to be repaid before our shareholders would be entitled to receive any of our assets.

Our governing documents and the provisions of Virginia law to which we are subject contain certain provisions that could have an anti-takeover affect and may delay, make more difficult or prevent an attempted acquisition of the Company that you may favor.

Our articles of incorporation and bylaws and the Virginia Stock Corporation Act contain certain provisions designed to enhance the ability of our board of directors to respond to attempts to acquire control of the Company. These provisions and the ability to set the voting rights, preferences, and other terms of any series of preferred stock that may be issued, may be deemed to have an anti-takeover effect and may discourage takeovers (which certain shareholders may deem to be in their best interest). To the extent that such takeover attempts are discouraged, temporary fluctuations in the market price of our common stock resulting from actual or rumored takeover attempts may be inhibited. These provisions also could discourage or make more difficult a merger, tender offer, or proxy contest, even though you may favor such transactions, and could potentially adversely affect the market price of our common stock.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Stock price volatility may make it more difficult for you to resell your common stock or depositary shares when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors, some of which are unrelated to our financial performance, including, among other things:

●	actual or anticipated variations in quarterly results of operations;
●	changes in our coverage by securities analysts and/or changes in their estimates of our financial performance or recommendations;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	news reports relating to trends, concerns and other issues in the financial services industry;
●	perceptions in the marketplace regarding us and/or our competitors;
●	new technology used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
●	changes in government regulations; or
●	geopolitical conditions such as acts or threats of terrorism, military conflicts, the effects (or perceived effects) of pandemics and trade relations.

General market fluctuations, including real or anticipated changes in the strength of the local economy; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes, oil price volatility or credit loss trends could also cause our stock price to decrease regardless of our operating results.

Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

General Risk Factors

The implementation of new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and, from time to time, may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, strategic planning remains important as we adopt innovative products, services, and processes in response to the evolving demands for financial services and the entrance of new competitors, such as out-of-market banks and fintech companies. Any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls, so we must responsibly innovate in a manner that is consistent with sound risk management and is aligned with our overall business strategies. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, results of operations, and financial condition.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

Our reputation is critical to the success of our business. As such, we strive to conduct our business in a manner that enhances our reputation. We do this, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve; delivering superior service to our customers; and caring about our customers and employees. Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide financial services. Such damage could also impair the confidence of our counterparties and business partners, and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our core values and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. Further, negative public opinion can expose us to litigation and regulatory action as we seek to implement our growth strategy, which could adversely affect our business, financial condition and results of operations.

Changes in accounting standards could impact reported earnings.

The authorities that promulgate accounting standards, including the FASB, SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes are difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively to financial statements for prior periods. Such changes could also require us to incur additional personnel or technology costs.

We are subject to physical and financial risks associated with climate change and other weather and natural disaster impacts.

We are subject to the growing risk of climate change. Among the risks associated with climate change are more frequent severe weather events. Severe weather events such as hurricanes, tropical storms, tornados, winter storms, freezes, flooding and other large-scale weather catastrophes in our markets subject us to significant risks and more frequent severe weather events magnify those risks. Large-scale weather catastrophes or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, could decrease the value of our real estate collateral or increase our delinquency rates in the affected areas and thus diminish the value of our loan portfolio. In addition, the effects of climate change may have a significant effect on our geographic markets, and could disrupt our operations or the operations of our customers, third party service providers, or supply chains more generally. Those disruptions could result in declines in economic conditions in our geographic markets or industries in which our borrowers operate and impact their ability to repay loans or maintain deposits. Climate change could also impact our assets or employees directly or lead to changes in customer preferences that could negatively affect our growth or business strategies. In addition, our reputation and customer relationships could be damaged due to our practices related to climate change, including our or our customers’ involvement in certain industries or projects associated with causing or exacerbating climate change.

We are subject to ESG risks that could adversely affect our reputation, the trading price of our common stock and/or our business, operations, and earnings.

Governments, investors, customers, and the general public are increasingly focused on ESG practices and disclosures. For us and others in the financial services industry, this focus extends to the practices and disclosures of the customers, counterparties, and service providers with whom we choose to do business. In addition, certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based on ESG metrics. Currently, there are no universal standards for such scores or ratings, but the importance of ESG evaluations is becoming more broadly accepted by investors and shareholders. Views about ESG are diverse, dynamic, and rapidly changing, and if we were to fail to maintain appropriate ESG practices and disclosures or be subject to a low ESG score or rating, we could face potential negative ESG-related publicity in traditional and social media, including based on the identity of those we choose to do business with and the public’s view of those customers. If we or our relationships with customers, service providers and suppliers were to become the subject of such negative publicity or low ESG scores or ratings, our ability to attract and retain customers and employees may be negatively impacted and our stock price may also be adversely impacted. Additionally, new government regulations could result in new or more stringent forms of ESG oversight and expanded mandatory and voluntary reporting, diligence and disclosure. ESG-related costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, could adversely impact our results of operations.

Investors also have begun to consider how corporations are addressing ESG matters when making investment decisions. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. Any such negative publicity regarding ESG, low ESG scores or ratings, or shifts in investing priorities may result in adverse effects on the trading price of our common stock and/or our business, operations and earnings if investors, shareholders or other stakeholders determine that we have not adequately considered or addressed ESG matters.

ITEM 1B. - UNRESOLVED STAFF COMMENTS.

We have no unresolved staff comments to report.

ITEM 2. - PROPERTIES.

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The Company leases its corporate headquarters, located at 1051 East Cary Street, Suite 1200, Richmond, Virginia. Our subsidiaries also own or lease various other offices in the counties and cities in which they operate. At December 31, 2022, the Bank operated 114 branches throughout Virginia and in portions of Maryland and North Carolina. Our properties and branches are used by both the Wholesale Banking and Consumer Banking reportable operating segments. See Note 1 “Summary of Significant Accounting Policies”, Note 4 “Premises and Equipment”, Note 6 “Leases”, and Note 17 “Segment Reporting and Revenue” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases.

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

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it is considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies.  The purpose of the CFPB’s notice process is to ensure that potential subjects of enforcement actions have the opportunity to respond to alleged violations and present their positions to the CFPB before an enforcement action is recommended or commenced. Should the CFPB commence a legal action, it may seek restitution to affected customers, civil monetary penalties, injunctive relief, or other corrective action. The Company and the Bank are unable at this time to determine how or when the matter will be resolved or the significance, if any, to our business, financial condition, or results of operations.

ITEM 4. - MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information on Common Stock, Market Prices and Dividends

On January 18, 2023, we voluntarily completed the transfer of the listing of our common stock from The Nasdaq Stock Market LLC to the NYSE, where our common stock continues to trade under the symbol “AUB”. There were 74,712,622 shares of our common stock outstanding held by 6,167 shareholders of record at the close of business on December 31, 2022.

During 2022, we declared two quarterly dividends per share of our common stock of $0.28 for the first two quarters of 2022 and two quarterly dividends of $0.30 for the second two quarters of 2022 for an annual total of $1.16 per share.

Although we currently expect to continue to pay quarterly dividends, any future dividend determinations will be made by our Board of Directors and will depend on a number of factors, including (1) our historic and projected financial condition, liquidity and results of operations, (2) our capital levels and needs, (3) tax considerations, (4) any acquisitions or potential acquisitions that we may examine, (5) statutory and regulatory prohibitions and other limitations, (6) the terms of contractual arrangements that restrict our ability to pay cash dividends, (7) general economic conditions, and (8) other factors deemed relevant by our Board of Directors. We are not obligated to pay dividends on our common stock and are subject to restrictions on paying dividends on our common stock.

Because we are a financial holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our shareholders depends, in large part, upon our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal banking laws, regulations and policies. See “Supervision and Regulation—The Company—Limits on Dividends, Capital Distributions and Other Payments.” In addition, regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2022 are set forth in Note 19 “Parent Company Financial Information,” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Stock Repurchase Programs

On December 10, 2021, our Board of Directors authorized a share repurchase program to purchase up to $100.0 million of our common stock through December 9, 2022 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and /or Rule 10b-18 under the Exchange Act. The repurchase program permitted management to repurchase shares of our common stock from time to time at management’s discretion. The repurchase program did not obligate us to purchase any particular number of shares. As part of the repurchase program, approximately 1.3 million shares (or approximately $48.2 million) were repurchased throughout 2022. There were no share repurchase transactions under the repurchase program in the quarter ended December 31, 2022.

The following information provides details of our common stock repurchases for the three months ended December 31, 2022:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
October 1 - October 31, 2022	1,472	33.69	—	51,767,983
November 1 - November 30, 2022	1,694	33.86	—	51,767,983
December 1 - December 31, 2022	1,688	36.22	—	—
Total	4,854	34.63	—

(1) For the three months ended December 31, 2022, 4,854 shares were withheld upon the vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

Five-Year Stock Performance Graph

The following stock performance graph compares the yearly percentage change in the cumulative shareholder return on our common stock during the five years ended December 31, 2022, with (1) the Total Return Index for the NASDAQ Composite, (2) the Total Return Index for the NYSE Composite, and (3) the Total Return Index for KBW NASDAQ Regional Banking. This comparison assumes $100 was invested on December 31, 2017 in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

In 2022, because our common stock was traded on NASDAQ, we used the NASDAQ composite index as our broad equity market index. As discussed above, we voluntarily transferred the listing of our common stock to the NYSE on January 18, 2023. As a result, we have changed our broad equity market index for purposes of disclosure in the stock performance graph to the NYSE composite index and have included returns in the stock performance graph based on both of these indices. In future periods we will no longer reference the NASDAQ composite index in comparing total shareholder returns on our common stock. We did not change our line-of-business index, which is the KBW NASDAQ Regional Banking index, as a result of our transfer to the NYSE.

	Period Ended
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Atlantic Union Bankshares Corporation	$100.00	$79.86	$109.12	$99.41	$115.82	$112.78
NYSE Composite Index	100.00	91.05	114.28	122.26	147.54	133.75
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
KBW NASDAQ Regional Banking Index	100.00	82.50	102.15	93.25	127.42	118.59

Source: S&P Global Market Intelligence (2022)

The stock performance and related table shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

ITEM 6. [RESERVED]

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of the Company and its subsidiaries. This discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and the “Notes to the Consolidated Financial Statements,” which include the Company’s significant accounting policies, presented in Item 8 “Financial Statements and Supplementary Data” contained in this Form 10-K. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

In management’s discussion and analysis, the Company provides certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance. Non-GAAP financial measures may be identified with the symbol (+) and may be labeled as adjusted. Refer to the “Non-GAAP Financial Measures” section within this Item 7 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable financial measures in accordance with GAAP.

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements are prepared based on the application of accounting and reporting policies in accordance with GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, which require the use of estimates, assumptions, and judgments, which may prove inaccurate or are subject to variations. Changes in underlying factors, estimates, assumptions or judgements could result in material changes in the Company’s consolidated financial position and/or results of operations.

Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The Company has identified the allowance for loan and lease losses and fair value measurements as accounting policies that require the most difficult, subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change. Therefore, the Company evaluates these accounting policies and related critical accounting estimates on an ongoing basis and updates them as needed. Management has discussed these accounting policies and critical accounting estimates summarized below with the Audit Committee of the Board of Directors.

The Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Allowance for Loan and Lease Losses - The ALLL represents the estimated balance that management considers adequate to absorb expected credit losses over the expected contractual life of the loan portfolio. We estimate the ALLL using a loan-level probability of default, loss given default method for all loans with the exception of our overdraft, auto, and third-party consumer lending portfolios. For auto and third-party consumer lending portfolios, the Company has elected to pool those loans based on similar risk characteristics to determine the ALLL using vintage and loss rate methods.

Determining the appropriateness of the ALLL is complex and requires judgment by management about the effect of matters that are inherently uncertain.  Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ALLL in future periods. There are both internal factors (i.e. loan balances, credit quality, and the contractual lives of loans) and external factors (i.e. economic conditions such as trends in housing prices, interest rates, GDP, inflation, unemployment, and energy prices) that can impact the ALLL estimate.

For instance, the Company considers a number of external economic variables in developing the ALLL, the most significant of which is the Virginia unemployment rate. The quantitative ALLL estimate is sensitive to changes in the Virginia unemployment rate forecast over a two-year reasonable and supportable period, with the commercial loan portfolio being the most sensitive to fluctuations in unemployment. To forecast Virginia unemployment, the Company uses Moody’s economic forecasts. At December 31, 2022, the baseline scenario used in this two-year forecast had Virginia’s unemployment rate at an average of 3.1%, compared to an average of 2.6% at December 31, 2021. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans and therefore the appropriateness of the ALLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ALLL because the Company uses a wide variety of factors and inputs in estimating the ALLL and changes in those factors and inputs may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

The Company reviews its ALLL estimation process regularly for appropriateness as the economic and internal environment are constantly changing. While the ALLL estimate represents management’s current estimate of expected credit losses, due to uncertainty surrounding internal and external factors, there is potential that the estimate may not be adequate over time to cover credit losses in the portfolio. While management uses available information to estimate expected losses on loans, future changes in the ALLL may be necessary based on changes in portfolio composition, portfolio credit quality, economic conditions and/or other factors. See Note 1, “Summary of Significant Accounting Policies” and Note 3, “Loans and Allowance for Loan and Lease Losses” in this Form 10-K for more information on the Company’s ALLL.

Fair Value Measurements - Certain assets and liabilities are measured at fair value on a recurring basis, including securities and derivative instruments. Assets and liabilities carried at fair value inherently include subjectivity and may require the use of significant assumptions, adjustments, and judgment including, among others, discount rates, rates of return on assets, cash flows, default rates, loss rates, terminal values and liquidation values. A significant change in assumptions may result in a significant change in fair value, which in turn, may result in a higher degree of financial statement volatility and could result in significant impact on our results of operations, financial condition or disclosures of fair value information.

Under ASC 820, Fair Value Measurements, there is a three-level fair value hierarchy that requires the use of inputs that are observable or unobservable, when observable inputs are not available. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. As such, fair value measurements, particularly in level 2 and level 3 of the hierarchy, may require us to use significant assumptions that are subject to change. A change in one assumption could have a significant impact on the fair value estimate and certain assumptions may have offsetting impacts to one another. Management prepares a supportable estimate in accordance with ASC 820 but changes in significant assumptions could have a significant impact on the Company’s Balance Sheet, Statement of Income, and/or fair value disclosures. For more information of the Company’s financial instruments and fair value assessment, refer to Note 1 “Summary of Significant Accounting Policies” and Note 13 “Fair Value Measurements” in this Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT FULLY ADOPTED)

In March 2022, the FASB issued ASU No. 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging- Portfolio Layer Method to allow nonprepayable financial assets to be included in a closed portfolio hedge using the portfolio layer method and to allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company evaluated the impact of ASU No. 2022-01 and concluded that it will not have material implications on its consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02 Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This guidance eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, for public business entities, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20, Financial Instruments – Credit Losses, Measured at Amortized Cost. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company plans to adopt ASU No. 2022-02 on January 1, 2023 and concluded it will not have material implications on its consolidated financial statements.

RESULTS OF OPERATIONS

SIGNIFICANT ACTIVITIES

Recent Events

The Company is continually monitoring the impact of various global and national events on the Company’s results of operations and financial condition, including inflation and rising interest rates, the ongoing impact of COVID-19, and geopolitical conflicts (such as the ongoing conflict between Russia and Ukraine). Inflation has risen as a result of growth in economic activity and demand for goods and services, as well as labor shortages and supply chain issues. As a result, market interest rates began to rise during 2022 after an extended period at historical lows. On March 16, 2022, the FOMC began to increase its Federal Funds target rates to a range of 0.25% to 0.50%, which was the first increase since December 2018. The FOMC further increased the target rates throughout 2022 and early 2023 to its current range of 4.50% to 4.75%. The FOMC also foreshadowed potential further increases to the target rates throughout 2023 and also confirmed the continued reduction to the Federal Reserve’s holdings of U.S. Treasury securities and agency debt and agency MBS. These actions have impacted the Company’s asset-sensitive position throughout 2022 and resulted in an expansion of net interest margin, as well as an increase in unrealized losses in AFS securities, and a decline in purchases of mortgages. The timing and impact of inflation and rising interest rates on the Company's interest rate sensitivity, businesses, and results of operations will depend on future developments, which are highly uncertain and difficult to predict. The Company will continue to deploy various asset liability management strategies to seek to manage the Company's risk related to interest rate fluctuations. Refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Form 10-K for additional information about the Company’s interest rate sensitivity.

Strategic Initiatives

The Company has been taking certain actions to reduce expenses in light of the current and expected operating environment, which included the closure of the Company’s operations center and the consolidation of certain branches. These closures and consolidations totaled 16 branches for the year ended December 31, 2022, five branches for the year ended December 31, 2021, and 15 branches for the year ended December 31, 2020. These actions resulted in restructuring expenses primarily related to real estate, lease and other asset write downs, and severance costs of $5.5 million, $17.4 million, and $6.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Effective June 30, 2022, the Company transferred its ownership interest in DHFB, which was formerly a subsidiary of the Bank, to Cary Street Partners Financial LLC in exchange for a minority ownership interest in Cary Street Partners Financial LLC, resulting in a $9.1 million pre-tax gain for the year ended December 31, 2022.

During 2021, the Company sold shares of Visa, Inc. Class B common stock and recorded a pre-tax gain in other income of $5.1 million for the year ended December 30, 2021.

Share Repurchase Program

On December 10, 2021, the Company’s Board of Directors approved a share repurchase program that authorized the purchase of up to $100.0 million of the Company’s common stock through December 9, 2022 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The Company repurchased an aggregate of approximately 1.3 million shares (or approximately $48.2 million) through this repurchase program. At December 31, 2022, there were no active share repurchase programs, as the prior repurchase programs have expired or been fully utilized.

SUMMARY OF 2022 FINANCIAL RESULTS

Executive Overview

Net Income & Performance Metrics

●	Net income available to common shareholders was $222.6 million and diluted EPS was $2.97 for the year ended December 31, 2022, compared to net income of $252.0 million and diluted EPS of $3.26 for the year ended December 31, 2021.
●	Adjusted operating earnings available to common shareholders(+), which excludes, as applicable, dividends on preferred stock, net losses related to balance sheet repositioning (principally composed of losses on debt extinguishment), gains or losses on sale of securities, gain on the sale of DHFB, gain on Visa, Inc. Class B common stock, as well as strategic branch closing and related facility consolidation costs, totaled $219.0 million and diluted adjusted operating EPS(+) was $2.92 for the year ended December 31, 2022, compared to adjusted operating earnings available to common shareholders(+) of $273.3 million and diluted adjusted operating EPS(+) of $3.53 for the year ended December 31, 2021.

Balance Sheet

●	Cash and cash equivalents were $319.9 million at December 31, 2022, a decrease of $482.6 million or 60.1% from December 31, 2021.
●	Total investments were $3.7 billion at December 31, 2022, a decrease of $476.7 million or 11.4% from December 31, 2021.
●	LHFI (net of deferred fees and costs) were $14.4 billion at December 31, 2022, an increase of $1.3 billion or 9.5% from December 31, 2021. Excluding PPP loans(+), LHFI (net of deferred fees and costs) totaled $14.4 billion at December 31, 2022, an increase of $1.4 billion or 10.7% from the prior year.
●	Total deposits at December 31, 2022 were $15.9 billion, a decrease of $679.4 million or 4.1% from

December 31, 2021. Average deposits during the year ended December 31, 2022 were $16.5 billion, a decrease of $89.6 million or 0.5% from the year ended December 31, 2021.

●	Total borrowings at December 31, 2022 were $1.7 billion, an increase of $1.2 billion or 237.3% from December 31, 2021.

Net Income

2022 compared to 2021

Net income available to common shareholders for the year ended December 31, 2022 was $222.6 million, a decrease of $29.4 million or 11.7% and represented diluted EPS of $2.97, compared to $252.0 million and $3.26, respectively, for the year ended December 31, 2021. The decrease was primarily driven by a $79.9 million increase in the provision for credit losses to $19.0 million for the year ended December 31, 2022, compared to a negative provision of $60.9 million for the prior year, reflecting the impact of a higher ACL due to changes in the macroeconomic forecast and loan growth, and a $7.3 million decrease in noninterest income. These changes were partially offset by a $33.0 million increase in net interest income, a $15.4 million decrease in noninterest expenses, and a $9.4 million decrease in income tax expense. Adjusted operating earnings available to common shareholders(+) totaled $219.0 million for the year ended December 31, 2022, compared to $273.3 million for the year ended December 31, 2021, and diluted adjusted operating EPS(+) was $2.92 for the year ended December 31, 2022, compared to $3.53 for the year ended December 31, 2021.

Net interest income for the year ended December 31, 2022 totaled $584.3 million, an increase of $33.0 million or 6.0% compared to the prior year, primarily due to an increase in overall earning asset yields of 39 bps for the year ended December 31, 2022, driven by the impact of rising market interest rates on loans and taxable investment securities yields, and growth in average loans and average investment securities. This increase was partially offset by an increase in cost of funds of 19 bps for the year ended December 31, 2022, driven by higher deposit and borrowing costs.

Noninterest income decreased $7.3 million or 5.8% to $118.5 million for the year ended December 31, 2022, from $125.8 million for the year ended December 31, 2021, primarily due to decreases in mortgage banking income as mortgage loan origination volumes and gain on sale margins declined, and fiduciary and asset management fees as assets under management decreased due to the sale of DHFB. Partially offsetting these decreases in noninterest income were increases in loan-related interest rate swap fees due to higher transaction volumes, and other operating income primarily driven by the gain on sale of DHFB, and an increase in loan syndication, SBA 7a, and foreign exchange revenues, partially offset by a decline in equity method investment income and the impact of the gain in 2021 on the sale of Visa, Inc. Class B common stock.

Noninterest expense decreased $15.4 million or 3.7% to $403.8 million for the year ended December 31, 2022, from $419.2 million for the year ended December 31, 2021, primarily due to decreases in loss on debt extinguishment and in other expenses, primarily driven by a decrease in branch closing and facility consolidation costs and a gain related to the sale and leaseback of an office building, as well as decreases in amortization of intangible assets, occupancy expenses, furniture and equipment expenses, professional services, and marketing and advertising expense. These decreases in noninterest expense were partially offset by increases in salaries and benefits, technology and data processing, and FDIC assessment premiums and other insurance.

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

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

	For the Year Ended
	December 31,
	2022	2021	Change
Average interest-earning assets	$17,853,216	$17,903,671	$(50,455)
Interest and dividend income	$660,435	$592,359	$68,076
Interest and dividend income (FTE) (+)	$675,308	$604,950	$70,358
Yield on interest-earning assets	3.70%	3.31%	39	bps
Yield on interest-earning assets (FTE) (+)	3.78%	3.38%	40	bps
Average interest-bearing liabilities	$11,873,030	$11,938,582	$(65,552)
Interest expense	$76,174	$41,099	$35,075
Cost of interest-bearing liabilities	0.64%	0.34%	30	bps
Cost of funds	0.42%	0.23%	19	bps
Net interest income	$584,261	$551,260	$33,001
Net interest income (FTE) (+)	$599,134	$563,851	$35,283
Net interest margin	3.27%	3.08%	19	bps
Net interest margin (FTE) (+)	3.36%	3.15%	21	bps

For the year ended December 31, 2022, net interest income was $584.3 million, an increase of $33.0 million from the year ended December 31, 2021. For the year ended December 31, 2022, net interest income (FTE) (+) was $599.1 million, an increase of $35.3 million from the prior year. The increases in net interest income and net interest income (FTE) (+) were primarily driven by higher loan yields on the Company’s variable rate loans due to rising market interest rates and loan growth and increases in investment income primarily due to higher yields on taxable securities driven by rising market interest rates and growth in the average balance of the investment portfolio. These increases were partially offset by an increase in interest expense due to increased deposit and borrowing costs as a result of higher short-term interest rates and additional borrowings related to the 2031 Notes and increased FHLB advances. For the year ended December 31, 2022, net interest margin increased 19 bps and net interest margin (FTE) (+) increased 21 bps, compared to the year ended December 31, 2021 (dollars in thousands).

	For the Year Ended
	December 31,
	2021	2020	Change
Average interest-earning assets	$17,903,671	$17,058,795	$844,876
Interest and dividend income	$592,359	$653,454	$(61,095)
Interest and dividend income (FTE) (+)	$604,950	$665,001	$(60,051)
Yield on interest-earning assets	3.31%	3.83%	(52)	bps
Yield on interest-earning assets (FTE) (+)	3.38%	3.90%	(52)	bps
Average interest-bearing liabilities	$11,938,582	$12,243,845	$(305,263)
Interest expense	$41,099	$98,156	$(57,057)
Cost of interest-bearing liabilities	0.34%	0.80%	(46)	bps
Cost of funds	0.23%	0.58%	(35)	bps
Net interest income	$551,260	$555,298	$(4,038)
Net interest income (FTE) (+)	$563,851	$566,845	$(2,994)
Net interest margin	3.08%	3.26%	(18)	bps
Net interest margin (FTE) (+)	3.15%	3.32%	(17)	bps

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

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the years indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Year Ended December 31,
	2022			2021			2020
		Interest			Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$2,285,423	$59,306	2.59%	$2,170,983	$43,859	2.02%	$1,719,795	$43,585	2.53%
Tax-exempt	1,610,914	54,308	3.37%	1,408,395	49,210	3.49%	1,106,709	42,694	3.86%
Total securities	3,896,337	113,614	2.92%	3,579,378	93,069	2.60%	2,826,504	86,279	3.05%
Loans, net (3)	13,671,714	558,329	4.08%	13,639,325	509,757	3.74%	13,777,467	575,575	4.18%
Other earning assets	285,165	3,365	1.18%	684,968	2,124	0.31%	454,824	3,147	0.69%
Total earning assets	17,853,216	$675,308	3.78%	17,903,671	$604,950	3.38%	17,058,795	$665,001	3.90%
Allowance for loan and lease losses	(104,485)			(128,100)			(147,633)
Total non-earning assets	2,200,657			2,201,980			2,172,691
Total assets	$19,949,388			$19,977,551			$19,083,853
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,277,146	$40,460	0.49%	$8,254,615	$6,669	0.08%	$7,569,749	$29,675	0.39%
Regular savings	1,159,630	285	0.02%	1,029,476	226	0.02%	815,191	497	0.06%
Time deposits	1,735,983	15,456	0.89%	2,201,039	20,222	0.92%	2,643,229	45,771	1.73%
Total interest-bearing deposits	11,172,759	56,201	0.50%	11,485,130	27,117	0.24%	11,028,169	75,943	0.69%
Other borrowings	700,271	19,973	2.85%	453,452	13,982	3.08%	1,215,676	22,213	1.83%
Total interest-bearing liabilities	11,873,030	$76,174	0.64%	11,938,582	$41,099	0.34%	12,243,845	$98,156	0.80%
Noninterest-bearing liabilities:
Demand deposits	5,278,959			5,056,156			3,922,126
Other liabilities	332,350			257,483			341,510
Total liabilities	17,484,339			17,252,221			16,507,481
Stockholders' equity	2,465,049			2,725,330			2,576,372
Total liabilities and stockholders' equity	$19,949,388			$19,977,551			$19,083,853
Net interest income		$599,134			$563,851			$566,845
Interest rate spread			3.14%			3.04%			3.10%
Cost of funds			0.42%			0.23%			0.58%
Net interest margin			3.36%			3.15%			3.32%
(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.
(2)	Rates and yields are calculated from actual, not rounded amounts in thousands, which appear above.
(3)	Nonaccrual loans are included in average loans outstanding.

The Volume Rate Analysis table below presents changes in interest income (FTE)(+) and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows for the years ended December 31, (dollars in thousands):

	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$2,415	$13,032	$15,447	$10,126	$(9,852)	$274
Tax-exempt	6,876	(1,778)	5,098	10,823	(4,307)	6,516
Total securities	9,291	11,254	20,545	20,949	(14,159)	6,790
Loans, net(1)	1,213	47,359	48,572	(5,718)	(60,100)	(65,818)
Other earning assets	(1,839)	3,080	1,241	1,172	(2,195)	(1,023)
Total earning assets	$8,665	$61,693	$70,358	$16,403	$(76,454)	$(60,051)
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Transaction and money market accounts	$18	$33,773	$33,791	$2,467	$(25,473)	$(23,006)
Regular savings	30	29	59	107	(378)	(271)
Time deposits(1)	(4,157)	(609)	(4,766)	(6,713)	(18,836)	(25,549)
Total interest-bearing deposits	(4,109)	33,193	29,084	(4,139)	(44,687)	(48,826)
Other borrowings(1)	7,108	(1,117)	5,991	(18,494)	10,263	(8,231)
Total interest-bearing liabilities	2,999	32,076	35,075	(22,633)	(34,424)	(57,057)
Change in net interest income (FTE)(+)	$5,666	$29,617	$35,283	$39,036	$(42,030)	$(2,994)
(1)	The rate-related changes in interest income on loans, deposits, and other borrowings include the impact of lower accretion of the acquisition-related fair market value adjustments, which are detailed below.

The impact of net accretion related to acquisition accounting fair value adjustments for the years ended December 31, 2022, 2021, and 2020 are reflected in the following table (dollars in thousands):

		Deposit
	Loans	Accretion	Borrowings
	Accretion	(Amortization)	Accretion	Total
For the year ended December 31, 2022	7,942	(44)	(828)	7,070
For the year ended December 31, 2021	17,044	13	(806)	16,251
For the year ended December 31, 2020	$24,326	$132	$(633)	$23,825

Noninterest Income

	For the Year Ended
	December 31,		Change
	2022	2021	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$30,052	$27,122	$2,930	10.8%
Other service charges, commissions and fees	6,765	6,595	170	2.6%
Interchange fees	9,110	8,279	831	10.0%
Fiduciary and asset management fees	22,414	27,562	(5,148)	(18.7)%
Mortgage banking income	7,085	21,022	(13,937)	(66.3)%
Bank owned life insurance income	11,507	11,488	19	0.2%
Loan-related interest rate swap fees	12,174	5,620	6,554	116.6%
Other operating income(1)	19,416	18,118	1,298	7.2%
Total noninterest income	$118,523	$125,806	$(7,283)	(5.8)%

(1) The 2021 information presented includes a reclassification of gains on securities transactions, which is now included as a component of other operating income.

For the year ended December 31, 2022, noninterest income decreased $7.3 million or 5.8% to $118.5 million from $125.8 million for the year ended December 31, 2021. Excluding, as applicable, the gain on sale of DHFB ($9.1 million in 2022 compared to $0 in 2021), the gain on sale of Visa, Inc. Class B common stock ($0 in 2022 compared to $5.1 million in 2021), and gains and losses on sale of securities (losses of $3,000 in 2022 compared to gains of $87,000 in 2021), adjusted operating noninterest income(+) for the year ended December 31, 2022 declined by $11.1 million or 9.2% from the prior year, which was driven primarily by a $13.9 million decrease in mortgage banking income as mortgage loan origination volumes and gain on sale margins each declined due to the rapid rise in market interest rates in 2022, a $5.1 million decrease in fiduciary and asset management fees as assets under management decreased due to the sale of DHFB, and a $2.6 million decrease in other operating income primarily driven by a decline in equity method investment income, partially offset by an increase in loan syndication, SBA 7a, foreign exchange revenues and by a $6.6 million increase in loan-related interest rate swap fees due to higher transaction volumes.

	For the Year Ended
	December 31,		Change
	2021	2020	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$27,122	$25,251	$1,871	7.4%
Other service charges, commissions and fees	6,595	6,292	303	4.8%
Interchange fees	8,279	7,184	1,095	15.2%
Fiduciary and asset management fees	27,562	23,650	3,912	16.5%
Mortgage banking income	21,022	25,857	(4,835)	(18.7)%
Bank owned life insurance income	11,488	9,554	1,934	20.2%
Loan-related interest rate swap fees	5,620	15,306	(9,686)	(63.3)%
Other operating income(1)	18,118	18,392	(274)	(1.5)%
Total noninterest income	$125,806	$131,486	$(5,680)	(4.3)%

(1) The 2021 and 2020 information presented includes a reclassification of gains on securities transactions, which is now included as a component of other operating income.

For the year ended December 31, 2021, noninterest income decreased $5.7 million or 4.3% to $125.8 million from $131.5 million for the year ended December 31, 2020. Excluding the gain from the sale of Visa, Inc. Class B common stock ($5.1 million in 2021 compared to $0 in 2020), gains on securities transactions ($87,000 in 2021 compared to $12.3 million in 2020), and losses related to balance sheet repositioning ($0 in 2021 compared to gains of $1.8 million in 2020), adjusted operating noninterest income(+) for the year ended December 31, 2021 declined by $379,000 or 0.31% from the prior year. The slight net decrease in adjusted operating noninterest income(+) from the prior year was driven by a decline of $9.7 million in loan-related interest rate swap fees due to lower transaction volumes and a decline of $4.8 million in mortgage banking income due to lower mortgage origination volumes; largely offset by increases of $5.8 million in unrealized gains on equity method investments, an increase of $3.9 million in fiduciary and asset management fees due to market driven increases in assets under management, higher BOLI of $1.9 million primarily due to life insurance proceeds received in 2021, increases of $1.9 million in service charges on deposit accounts, and $1.1 million in interchange fees due to higher transaction volumes.

Noninterest Expense

	For the Year Ended
	December 31,		Change
	2022	2021	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$228,926	$214,929	$13,997	6.5%
Occupancy expenses	26,013	28,718	(2,705)	(9.4)%
Furniture and equipment expenses	14,838	15,950	(1,112)	(7.0)%
Technology and data processing	33,372	30,200	3,172	10.5%
Professional services	16,730	17,841	(1,111)	(6.2)%
Marketing and advertising expense	9,236	9,875	(639)	(6.5)%
FDIC assessment premiums and other insurance	10,241	9,482	759	8.0%
Franchise and other taxes	18,006	17,740	266	1.5%
Loan-related expenses	6,574	7,004	(430)	(6.1)%
Amortization of intangible assets	10,815	13,904	(3,089)	(22.2)%
Loss on debt extinguishment	—	14,695	(14,695)	(100.0)%
Other expenses	29,051	38,857	(9,806)	(25.2)%
Total noninterest expense	$403,802	$419,195	$(15,393)	(3.7)%

For the year ended December 31, 2022, noninterest expense decreased $15.4 million or 3.7% to $403.8 million from $419.2 million for the year ended December 31, 2021. Excluding amortization of intangible assets ($10.8 million in 2022 compared to $13.9 million in 2021), losses related to balance sheet repositioning ($0 in 2022 compared to $14.7 million in 2021), and branch closing and facility consolidation costs ($5.5 million in 2022 compared to $17.4 million in 2021), adjusted operating noninterest expense(+) for the year ended December 31, 2022 increased $14.3 million or 3.8%, compared to the year ended December 31, 2021, due to a $14.0 million increase in salaries and benefits primarily driven by higher salaries, wages, and variable incentive compensation, a $3.2 million increase in technology and data processing expenses, which includes the write-down of obsolete software, a $2.1 million increase in other expenses, primarily driven by increases in teammate travel and training costs and non-credit related losses on customer transactions, partially offset by a gain related to the sale and leaseback of an office building, and a $759,000 increase in FDIC assessment premiums and other insurance. The increases in noninterest expense were partially offset by a $2.7 million decrease in occupancy expenses and a $1.1 million decrease in furniture and equipment expenses, partially reflecting the impact of the Company’s consolidation of 16 branches that was completed in March 2022, a $1.1 million decrease in professional services expenses due to a decrease in legal and consulting fees associated with various strategic initiatives, and a $639,000 decrease in marketing and advertising expense.

	For the Year Ended
	December 31,		Change
	2021	2020	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$214,929	$206,662	$8,267	4.0%
Occupancy expenses	28,718	28,841	(123)	(0.4)%
Furniture and equipment expenses	15,950	14,923	1,027	6.9%
Technology and data processing	30,200	25,929	4,271	16.5%
Professional services	17,841	13,007	4,834	37.2%
Marketing and advertising expense	9,875	9,886	(11)	(0.1)%
FDIC assessment premiums and other insurance	9,482	9,971	(489)	(4.9)%
Franchise and other taxes	17,740	16,483	1,257	7.6%
Loan-related expenses	7,004	9,515	(2,511)	(26.4)%
Amortization of intangible assets	13,904	16,574	(2,670)	(16.1)%
Loss on debt extinguishment	14,695	31,116	(16,421)	(52.8)%
Other expenses	38,857	30,442	8,415	27.6%
Total noninterest expense	$419,195	$413,349	$5,846	1.4%

For the year ended December 31, 2021, noninterest expense increased $5.8 million or 1.4% to $419.2 million from $413.3 million for the year ended December 31, 2020. Excluding amortization of intangible assets ($13.9 million in 2021 compared to $16.6 million in 2020), losses related to balance sheet repositioning ($14.7 million in 2021 compared to $31.1 million in 2020), and branch closing and facility consolidation costs ($17.4 million in 2021 compared to $6.8 million in 2020), adjusted operating noninterest expense(+) for the year ended December 31, 2021 increased $14.3 million or 4.0%, compared to the year ended December 31, 2020, due to an increase of $8.3 million in salaries and benefits primarily driven by higher salaries, wages, and contract labor costs, $4.8 million in professional services costs due to an increase in legal and consulting fees associated with various strategic initiatives, $4.3 million in technology and data processing expenses primarily driven by higher software licensing and maintenance expenses, and contract termination costs of approximately $900,000. The increases were partially offset by a decline in loan-related expenses of approximately $2.5 million driven by lower third-party loan servicing costs compared to the prior year.

Segment Results

As discussed in Note 17 “Segment Reporting and Revenue” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, effective as of the third quarter of 2022, the Company began segmenting its business into two primary reportable operating segments—Wholesale Banking and Consumer Banking — as these segments reflect how the chief operating decision makers are now evaluating the business, establishing the overall business strategy, allocating resources, and assessing business performance. Included below are the key metrics used by the chief operating decision makers in evaluating the Company’s reportable operating segments. The Company restated its segment information for the year ended December 31, 2021 under the new basis with two reportable operating segments; however, the Company determined that it is impracticable to restate segment information for the year ended December 31, 2020. Therefore, no such disclosures are presented for 2020, when the Company’s only reportable operating segment was the Bank.

Wholesale Banking

The Wholesale Banking segment provides loan and deposit services, as well as treasury management and capital market services to wholesale customers primarily throughout Virginia, Maryland, North Carolina, and South Carolina. These customers include commercial real estate and commercial and industrial customers. This segment also includes the Company’s public finance subsidiary and the equipment finance subsidiary, which has nationwide exposure.

The following table presents operating results for the years ended December 31, 2022 and 2021 for the Wholesale Banking segment (dollars in thousands):

	Year Ended December 31,
	2022	2021
Net interest income	$296,040	$297,950
Provision for credit losses	11,517	(34,225)
Net interest income after provision for credit losses	284,523	332,175
Noninterest income	24,094	14,002
Noninterest expense	143,065	130,220
Income before income taxes	$165,552	$215,957

Wholesale Banking income before income taxes decreased $50.4 million to $165.6 million for the year ended December 31, 2022, compared to $216.0 million for the year ended December 31, 2021. The decrease was primarily driven by an increase in the provision for credit losses of $45.7 million due to changes in the macroeconomic outlook and loan growth in 2022. In addition, noninterest expense increased by $12.8 million primarily due to an increase in salaries and wages, travel and entertainment, and non-credit related losses on customer transactions. These increases in the provision for credit losses and noninterest expense were partially offset by an increase in noninterest income of $10.1 million primarily due to increases in loan swap fees due to higher transaction volumes and increases in loan syndication fees. In addition, net interest income decreased $1.9 million from the year ended December 31, 2021 primarily due to a decrease in PPP related income of $20.4 million, partially offset by increased interest income primarily driven by higher loan balances.

The following table presents the key balance sheet metrics as of December 31, 2022 and 2021 for the Wholesale Banking segment (dollars in thousands):

	December 31, 2022	December 31, 2021
LHFI, net of deferred fees and costs	$11,339,660	$10,242,918
Total Deposits	5,870,061	6,114,078

LHFI, net of deferred fees and costs, for the Wholesale Banking segment increased $1.1 billion or 10.7% to $11.3 billion at December 31, 2022 compared to December 31, 2021; growth occurred in the construction and land development, commercial real estate – non-owner occupied, and commercial and industrial loan portfolios.

Wholesale Banking deposits decreased $244.0 million or 4.0% to $5.9 billion at December 31, 2022 compared to December 31, 2021, primarily driven by a decrease in demand deposits, partially offset by an increase in interest-bearing transaction deposits, which was primarily due to the impact of customer behavior in response to inflation and higher market interest rates.

Consumer Banking

The Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division and the wealth management division, which consists of private banking, trust, and investment management and advisory services.

The following table presents operating results for the years ended December 31, 2022 and 2021 for the Consumer Banking segment (dollars in thousands):

	Year Ended December 31,
	2022	2021
Net interest income	$228,550	$225,630
Provision for credit losses	7,472	(26,663)
Net interest income after provision for credit losses	221,078	252,293
Noninterest income	69,362	85,008
Noninterest expense	238,117	237,590
Income before income taxes	$52,323	$99,711

Consumer Banking income before income taxes decreased $47.4 million to $52.3 million for the year ended December 31, 2022 compared to $99.7 million for the year ended December 31, 2021. The decrease was primarily driven by an increase in the provision for credit losses of $34.1 million due to changes in the macroeconomic outlook and loan growth in 2022. In addition, noninterest income decreased by $15.6 million, primarily driven by a decrease in mortgage banking income due to a decline in mortgage origination volumes, and a decrease in fiduciary and asset management fees primarily due to the sale of DHFB. Net interest income increased $2.9 million from 2021 primarily due to a favorable mix of low-cost deposits throughout the year ended 2022, partially offset by a decrease in PPP related income of $18.8 million.

The following table presents the key balance sheet metrics as of December 31, 2022 and 2021 for the Consumer Banking segment (dollars in thousands):

	December 31, 2022	December 31, 2021
LHFI, net of deferred fees and costs	$3,126,615	$2,976,200
Total Deposits	9,983,266	10,366,792

LHFI, net of deferred fees and costs, for the Consumer Banking segment increased $150.4 million or 5.1% to $3.1 billion at December 31, 2022 compared to December 31, 2021; growth occurred in the residential 1-4 family consumer and auto loan portfolios.

Consumer Banking deposits decreased $383.5 million or 3.7% to $10.0 billion at December 31, 2022 compared to December 31, 2021. This decrease was primarily due to deposit balance declines in money market accounts, interest checking accounts, and demand deposits, partially offset by an increase in time deposit balances, which was primarily due to customer behavior in response to inflation and higher market interest rates.

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

The Company’s effective tax rate for the years ended December 31, 2022, 2021, and 2020 was 16.2%, 17.2% and 15.1%, respectively. The decrease in the effective rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to the higher proportion of tax-exempt income to pre-tax income.

BALANCE SHEET

Assets

At December 31, 2022, total assets were $20.5 billion, an increase of $396.3 million or 2.0% from December 31, 2021. The increase in assets was primarily a result of a $1.3 billion increase in total LHFI, net of deferred fees and costs, partially offset by a $520.1 million decrease in the net investment securities portfolio due to a decline in the fair value of the AFS portfolio due to market interest rate increases, partially offset by a $219.7 million increase in the HTM portfolio, and a $482.6 million decrease in cash and cash equivalents.

LHFI, net of deferred fees and costs, were $14.4 billion, including $7.3 million in PPP loans, at December 31, 2022, an increase of $1.3 billion or 9.5% from December 31, 2021. Total adjusted loans, which excludes PPP loans (net of deferred fees and costs) (+), increased $1.4 billion or 10.7% at December 31, 2022 from December 31, 2021. Average loan balances increased $32.4 million or 0.2% at December 31, 2022, from December 31, 2021. Total adjusted average loans which excludes PPP loans (net of deferred fees and costs) (+), increased $855.3 million or 6.7% at December 31, 2022 from December 31, 2021. For additional information on the Company’s loan activity, please refer to the section “Loan Portfolio” included within this Item 7 and Note 3 “Loans and Allowance for Loan and Lease Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Liabilities and Stockholders’ Equity

At December 31, 2022, total liabilities were $18.1 billion, an increase of $733.7 million from December 31, 2021, primarily driven by an increase in short-term borrowings, offset by a decrease in total deposits.

Total deposits at December 31, 2022 were $15.9 billion, a decrease of $679.4 million or 4.1% from December 31, 2021. Average deposits at December 31, 2022 decreased $89.6 million or 0.5% from December 31, 2021. The decrease in total deposits was primarily due to the impact of inflation and the economy on customer behavior. For additional information on deposits, refer to the section “Deposits” included within this Item 7.

Total short-term and long-term borrowings at December 31, 2022 were $1.7 billion, an increase of $1.2 billion or 237.3% compared to $506.6 million at December 31, 2021. The increase in borrowings was primarily due to an increase of $1.2 billion in short-term FHLB advances used by the Company to fund loan production. For additional information on the Company’s borrowing activity, please refer to Note 8 “Borrowings” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2022, stockholders’ equity was $2.4 billion, a decrease of $337.3 million from December 31, 2021. The net decrease was primarily attributable to other comprehensive losses related to the decline in fair value of the AFS portfolio due to market rate increases, partially offset by the impact of earnings retained by the Company during 2022. The Company’s consolidated regulatory capital ratios continue to exceed the minimum capital requirements and are considered “well-capitalized” for regulatory purposes. The following table summarizes the Company’s consolidated capital ratios for the periods ended December 31, (dollars in thousands):

	2022	2021
Common equity Tier 1 capital ratio	9.95%	10.24%
Tier 1 capital ratio	10.93%	11.33%
Total capital ratio	13.70%	14.18%
Leverage ratio (Tier 1 capital to average assets)	9.42%	9.01%
Common equity to total assets	10.78%	12.68%
Tangible common equity to tangible assets(+)	6.43%	8.20%

At December 31, 2022, the Company’s common equity to total assets capital ratio and tangible common equity to tangible assets capital ratio decreased from the prior year primarily due to the unrealized losses on the AFS securities portfolio recorded in other comprehensive income due to market interest rate increases.

During 2022, the Company declared and paid dividends on the outstanding shares of Series A Preferred Stock of $687.52 per share (equivalent to $1.72 per outstanding depositary share). During 2022, the Company also declared and paid cash dividends of $1.16 per common share, an increase of $0.07 per share, or 6.4%, over 2021.

At December 31, 2022, the Company had no active share repurchase programs, as the repurchase program in effect in 2022 expired on December 9, 2022. Under that repurchase program, the Company repurchased an aggregate of approximately 1.3 million shares (or approximately $48.2 million) in 2022.

Securities

At December 31, 2022, the Company had total investments of $3.7 billion or 18.1% of total assets, compared to $4.2 billion or 20.9% of total assets at December 31, 2021. This decrease was primarily due to a decline in the market value of the AFS securities portfolio, which was partially offset by growth in the HTM portfolio. The Company may experience further declines in the AFS portfolio in future periods if market interest rates continue to increase or the FOMC reduces the Federal Reserve’s balance sheet more quickly than anticipated. The Company seeks to diversify its investment portfolio to minimize risk, and it focuses on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 10 “Derivatives” in “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the dates indicated (dollars in thousands):

	December 31,	December 31,
	2022	2021
Available for Sale:
U.S. government and agency securities	$61,943	$73,849
Obligations of states and political subdivisions	807,435	1,008,396
Corporate and other bonds	226,380	153,376
MBS
Commercial	306,161	471,157
Residential	1,338,233	1,773,232
Total MBS	1,644,394	2,244,389
Other securities	1,664	1,640
Total AFS securities, at fair value	2,741,816	3,481,650
Held to Maturity:
U.S. government and agency securities	687	2,604
Obligations of states and political subdivisions	705,990	620,873
Corporate and other bonds	5,159
MBS
Commercial	42,761	4,523
Residential	93,135	—
Total MBS	135,896	4,523
Total held to maturity securities, at carrying value	847,732	628,000
Restricted Stock:
FRB stock	67,032	67,032
FHLB stock	53,181	9,793
Total restricted stock, at cost	120,213	76,825
Total investments	$3,709,761	$4,186,475

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of December 31, 2022:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	—%	2.64%	1.51%	—%	1.53%
Obligations of states and political subdivisions	3.55%	2.66%	2.77%	2.76%	2.76%
Corporate bonds and other securities	4.22%	3.38%	3.87%	4.87%	3.76%
MBS:
Commercial	6.19%	3.97%	2.40%	2.34%	2.86%
Residential	2.74%	2.25%	2.55%	2.20%	2.21%
Total MBS	5.77%	3.47%	2.51%	2.22%	2.33%
Total AFS securities	5.50%	3.30%	2.94%	2.41%	2.55%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of December 31, 2022:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	—%	5.28%	—%	—%	5.28%
Obligations of states and political subdivisions	2.39%	3.87%	3.89%	3.67%	3.67%
Corporate bonds and other securities	—%	—%	—%	7.26%	7.26%
MBS:
Commercial	—%	—%	—%	4.10%	4.10%
Residential	—%	5.39%	—%	3.56%	4.05%
Total MBS	—%	5.39%	—%	3.77%	4.07%
Total HTM securities	2.39%	4.98%	3.89%	3.70%	3.76%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of December 31, 2022, the Company maintained a diversified municipal bond portfolio with approximately 65% of its holdings in general obligation issues and the majority of the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 19% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Loan Portfolio

LHFI, net of deferred fees and costs, were $14.4 billion and $13.2 billion at December 31, 2022 and December 31, 2021, respectively. Commercial real estate and commercial and industrial loans represented the Company’s largest loan categories at both December 31, 2022 and December 31, 2021. Commercial and industrial loans included approximately $7.3 million and $145.3 million of PPP loans (net of deferred fees) at December 31, 2022 and December 31, 2021, respectively.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), net of deferred fees and costs, as of December 31, 2022 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$1,101,260	$362,018	$575,115	$512,408	$60,234	$2,473	$164,127	$87,187	$26,715	$50,225
Commercial Real Estate - Owner Occupied	1,982,608	154,718	633,824	147,777	471,595	14,452	1,194,066	532,158	651,019	10,889
Commercial Real Estate - Non-Owner Occupied	3,996,130	453,713	2,208,052	1,008,637	1,199,358	57	1,334,365	975,171	351,016	8,178
Multifamily Real Estate	802,923	72,866	518,272	152,263	366,009	—	211,785	158,088	53,697	—
Commercial & Industrial	2,983,349	577,031	1,488,265	1,327,071	157,641	3,553	918,053	596,685	315,335	6,033
Residential 1-4 Family - Commercial	538,063	60,323	114,648	34,827	74,044	5,777	363,092	277,422	75,348	10,322
Residential 1-4 Family - Consumer	940,275	1,409	169,396	1,688	27,858	139,850	769,470	6,733	75,701	687,036
Residential 1-4 Family - Revolving	585,184	26,269	471,610	27,572	132,105	311,933	87,305	4,649	29,784	52,872
Auto	592,976	3,326	—	—	—	—	589,650	224,800	364,850	—
Consumer	152,545	11,811	21,874	19,450	2,108	316	118,860	57,655	43,034	18,171
Other Commercial	773,829	29,149	103,355	14,787	56,891	31,677	641,325	227,551	289,000	124,774
Total LHFI	$14,449,142	$1,752,633	$6,304,411	$3,246,480	$2,547,843	$510,088	$6,392,098	$3,148,099	$2,275,499	$968,500

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company seeks to mitigate risks attributable to our most highly concentrated portfolios—commercial real estate, commercial and industrial, and construction and land development—through its credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as through its seasoned bankers that focus on lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview

At December 31, 2022, the Company experienced decreases in NPAs and accruing past due loan levels as a percentage of total LHFI compared to December 31, 2021. Net charge-offs remain low at 0.02% of total loans for the year ended December 31, 2022, a one bp increase from the prior year. The ACL at December 31, 20222 increased from the prior year due to increased uncertainty in the macroeconomic outlook and the impact of loan growth throughout 2022.

The Company continued to experience historically low levels of NPAs in 2022, however, the economic environment in the Company’s footprint could be impacted as persistent inflation and the threat of a recession looms, which could increase NPAs in future periods. The Company continues to refrain from originating or purchasing loans from foreign entities. The Company selectively originates loans to higher risk borrowers. The Company’s loan portfolio generally does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans or mortgage loans with initial teaser rates, which are all considered higher risk instruments.

Nonperforming Assets

At December 31, 2022, NPAs totaled $27.1 million, a decrease of $5.7 million or 17.3% from December 31, 2021. NPAs as a percentage of total outstanding loans at December 31, 2022 were 0.19%, a decrease of 6 bps from 0.25% at December 31, 2021.

The following table shows a summary of asset quality balances and related ratios as of and for the years ended December 31, (dollars in thousands):

	2022	2021
Nonaccrual loans	$27,038	$31,100
Foreclosed properties	76	1,696
Total NPAs	27,114	32,796
Loans past due 90 days and accruing interest	7,490	9,132
Total NPAs and loans past due 90 days and accruing interest	$34,604	$41,928
Performing TDRs	$9,273	$10,313

Balances
Allowance for loan and lease losses	$110,768	$99,787
Allowance for credit losses	$124,443	$107,787
Average loans, net of deferred fees and costs	13,671,714	13,639,325
Loans, net of deferred fees and costs	14,449,142	13,195,843

Ratios
Nonaccrual loans to total loans	0.19%	0.24%
NPAs to total loans	0.19%	0.25%
NPAs & loans 90 days past due and accruing interest to total loans	0.24%	0.32%
NPAs to total loans & foreclosed property	0.19%	0.25%
NPAs & loans 90 days past due and accruing interest to total loans & foreclosed property	0.24%	0.32%
ALLL to nonaccrual loans	409.68%	320.86%
ALLL to nonaccrual loans & loans 90 days past due and accruing interest	320.81%	248.03%
ACL to nonaccrual loans	460.25%	346.58%

NPAs include non-accrual loans, which totaled $27.0 million and $31.1 million at December 31, 2022 and December 31, 2021 respectively. The following table shows the activity in nonaccrual loans for the years ended December 31, (dollars in thousands):

	2022	2021
Beginning Balance	$31,100	$42,448
Net customer payments	(12,134)	(23,227)
Additions	9,527	13,454
Charge-offs	(920)	(1,436)
Loans returning to accruing status	(131)	(153)
Transfers to foreclosed property	(404)	14
Ending Balance	$27,038	$31,100

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual loans, at the years ended December 31, (dollars in thousands):

	2022	2021
Construction and Land Development	$307	$2,697
Commercial Real Estate - Owner Occupied	7,178	5,637
Commercial Real Estate - Non-owner Occupied	1,263	3,641
Multifamily Real Estate	—	113
Commercial & Industrial	1,884	1,647
Residential 1-4 Family – Commercial	1,904	2,285
Residential 1-4 Family – Consumer	10,846	11,397
Residential 1-4 Family – Revolving	3,453	3,406
Auto	200	223
Consumer	3	54
Total	$27,038	$31,100
Coverage Ratio(1)	409.68%	320.86%
(1)	Represents the ALLL divided by nonaccrual loans.

Past Due Loans

At December 31, 2022 past due loans still accruing interest totaled $30.0 million or 0.21% of total LHFI, compared to $29.9 million or 0.23% of total LHFI at December 31, 2021. Of the total past due loans still accruing interest $7.5 million or 0.05% of total LHFI were loans past due 90 days or more at December 31, 2022, compared to $9.1 million or 0.07% of total LHFI at December 31, 2021.

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

The total recorded investment in TDRs at December 31, 2022 was $14.2 million, a decrease of $3.8 million or 21.0% from $18.0 million at December 31, 2021. Of the $14.2 million of TDRs at December 31, 2022, $9.3 million or 65.3% were considered performing while the remaining $4.9 million were considered nonperforming. Of the $18.0 million of TDRs at December 31, 2021, $10.3 million or 57.4% were considered performing while the remaining $7.6 million were considered nonperforming. Loans are removed from TDR status in accordance with the established policy described in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Net Charge-offs

For the year ended December 31, 2022, net charge-offs of loans were $2.3 million or 0.02% of total average loans, compared to $1.9 million or 0.01%, respectively, for the year ended December 31, 2021. The net charge-offs of loans for the years ended December 31, 2022 and 2021 remained low, driven by continued low levels of NPAs.

Provision for Credit Losses

The Company recorded a provision for credit losses of $19.0 million for the year ended December 31, 2022, an increase of $79.9 million or 131.2% from the prior year’s negative provision for credit losses of $60.9 million. The provision for credit losses for the year ended December 31, 2022 reflected $13.3 million in provision for loan losses and $5.7 million in provision for unfunded commitments. The increased provision for credit losses is due to changes in the macroeconomic forecast and the impact of loan growth during the year ended December 31, 2022.

Allowance for Credit Losses

At December 31, 2022, the ACL was $124.4 million, comprised of ALLL of $110.8 million and a reserve for unfunded commitments of $13.7 million. At December 31, 2022, the Company increased the ACL $16.7 million from December 31, 2021, primarily as a result of both increases in loan growth and increasing uncertainty in the macroeconomic outlook. The ACL as a percentage of the total loan portfolio was 0.86% at December 31, 2022, compared to 0.82% at December 31, 2021.

The following table summarizes the ACL as of December 31, (dollars in thousands):

	2022	2021
Total ALLL	$110,768	$99,787
Total Reserve for Unfunded Commitments	13,675	8,000
Total ACL	$124,443	$107,787

ALLL to total loans	0.77%	0.76%
ACL to total loans	0.86%	0.82%

The following table summarizes the net charge-off activity by loan segment for the years ended December 31, (dollars in thousands):

The following table summarizes the net-charge off activity by segment for the periods indicated for the years ended of December 31, (dollars in thousands):

	2022			2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(4,137)	$(3,272)	$(7,409)	$(5,186)	$(4,897)	$(10,083)
Recoveries	2,426	2,650	5,076	4,915	3,303	8,218
Net (charge-offs)	$(1,711)	$(622)	$(2,333)	$(271)	$(1,594)	$(1,865)
Net charge-offs to average loans(1)	0.01%	0.03%	0.02%	NM	0.08%	0.01%

(1) Annualized

The following table summarizes the ACL activity by loan segment and the percentage of the loan portfolio that the related ACL covers for the years ended of December 31, (dollars in thousands):

	2022			2021
	Commercial	Consumer	Total	Commercial	Consumer	Total

ACL	$95,527	$28,916	$124,443	$85,323	$22,464	$107,787
Loan %(1)	84.3%	15.7%	100%	84.7%	15.3%	100%
ACL to total loans	0.78%	1.27%	0.86%	0.76%	1.11%	0.82%
(1)	The percentage represents the loan balance divided by total loans.

The increase in the ACL for both loan segments reflect the impact of changes in the macro-economic environment and increases in loan balances.

Deposits

As of December 31, 2022, total deposits were $15.9 billion, a decrease of $679.4 million, or 4.1%, compared to December 31, 2021. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.8 billion accounted for 16.4% of total interest-bearing deposits at December 31, 2022, compared to $1.9 billion and 16.3% at December 31, 2021.

The following table presents the deposit balances by major category as of December 31, (dollars in thousands):

	2022		2021
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Non-interest bearing	$4,883,239	30.7%	$5,207,324	31.3%
NOW accounts	4,186,505	26.3%	4,176,032	25.1%
Money market accounts	3,922,536	24.6%	4,249,858	25.6%
Savings accounts	1,130,899	7.1%	1,121,297	6.8%
Time deposits of $250,000 and over	405,060	2.5%	452,193	2.7%
Other time deposits	1,403,438	8.8%	1,404,364	8.5%
Total Deposits (1)	$15,931,677	100.0%	$16,611,068	100.0%
(1)	Includes uninsured deposits of $6.5 billion and $5.9 billion as of December 31, 2022 and December 31, 2021, respectively. Amounts are based on estimated amounts of uninsured deposits as of the reported period.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source as part of its overall liquidity management strategy. As of December 31, 2022 and 2021, there were $7.5 million and $0, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets.

Maturities of time deposits in excess of FDIC insurance limits as of December 31, 2022 were as follows (dollars in thousands):

December 31, 2022
3 Months or Less	$14,225
Over 3 Months through 6 Months	36,907
Over 6 Months through 12 Months	88,410
Over 12 Months	78,268
Total	$217,810

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

On December 10, 2021, the Company’s Board of Directors authorized a share repurchase program to purchase up to $100.0 million of the Company’s common stock through December 9, 2022 in open market transactions or privately negotiated transactions. The Company repurchased an aggregate of approximately 1.3 million shares (or approximately $48.2 million) through this repurchase program in 2022.

On January 27, 2023, the Company announced that its Board of Directors declared a quarterly dividend of $0.30 per share of common stock. The common stock dividend is payable on February 24, 2023 to common shareholders on record as of February 10, 2023. The Board also declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on March 1, 2023 to preferred shareholders of record as of February 14, 2023.

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

On March 27, 2020, the banking agencies issued an interim final rule that allows the Company to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.  The Company is allowed to include the impact of the CECL transition, which is defined as the CECL Day 1 impact to capital plus 25% of the Company’s provision for credit losses during 2020, in regulatory capital through 2021. The Company elected to phase in the regulatory capital impact as permitted under the aforementioned interim final rule. The CECL transition amount will be phased out of regulatory capital over a three-year period, beginning in 2022 and ending in 2024.

The table summarizes the Company’s regulatory capital and related ratios for the periods ended December 31, (dollars in thousands):

	2022	2021
Common equity Tier 1 capital	$1,684,088	$1,569,751
Tier 1 capital	1,850,444	1,736,107
Tier 2 capital	468,716	437,435
Total risk-based capital	2,319,160	2,173,542
Risk-weighted assets	16,930,559	15,328,166

Capital ratios:
Common equity Tier 1 capital ratio	9.95%	10.24%
Tier 1 capital ratio	10.93%	11.33%
Total capital ratio	13.70%	14.18%
Leverage ratio (Tier 1 capital to average assets)	9.42%	9.01%
Capital conservation buffer ratio (1)	4.93%	5.33%
Common equity to total assets	10.78%	12.68%
Tangible common equity to tangible assets (+)	6.43%	8.20%
(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(+) Refer to “Non-GAAP Financial Measures” within this Item 7 for more information about this non-GAAP financial measure, including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with GAAP.

For more information about the Company’s off-balance sheet obligations and cash requirements refer to section “Liquidity” included within this Item 7.

MARKET RISK

Interest Sensitivity

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Company’s asset liability committee is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Company’s Board of Directors reviews and approves the guidelines established by the asset liability committee.

The Company monitors interest rate risk through the use of three complementary modeling tools: static gap analysis, earnings simulation modeling, and economic value simulation (net present value estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk models has limitations, taken together, they represent a reasonably comprehensive view of the magnitude of the Company’s interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The Company’s static gap analysis, which measures aggregate re-pricing values, is utilized less often because it does not effectively take into account the optionality embedded into many assets and liabilities and, therefore, the Company does not address it here. The Company uses earnings simulation and economic value simulation models on a regular basis, which more effectively measure the cash flow and optionality impacts, and these models are discussed below.

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

Earnings Simulation Modeling

Management uses earnings simulation modeling to measure the sensitivity of net interest income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but the Company believes it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analyses, such as the static gap analysis noted above.

The Company derives the assumptions used in the model from historical trends and management’s outlook, including expected loan and deposit growth rates and projected yields and rates. These assumptions may not be realized and unanticipated events and circumstances may also occur that cause the assumptions to be inaccurate. The model also does not take into account any future actions of management to mitigate the impact of interest rate changes. The Company monitors the assumptions and periodically adjusts them as deemed appropriate. In the Company’s modeling, it is assumed that all maturities, calls, and prepayments in the securities portfolio are reinvested in like instruments, and the Company bases the MBS prepayment assumptions on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. The Company also uses different interest rate scenarios and yield curves to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and these differences are reflected in the different rate scenarios.

The Company uses its earnings simulation model to estimate earnings in rate environments where rates are instantaneously shocked up or down around a “most likely” rate scenario, based on implied forward rates and futures curves. The analysis assesses the impact on net interest income over a 12-month period after an immediate increase or “shock” in rates, of 100 bps up to 300 bps. The model, under all scenarios, does not drop the index below zero.

The following table represents the interest rate sensitivity on net interest income for the Company across the rate shocks modeled for balances at the period ended December 31, 2022 and 2021 (dollars in thousands):

	Change In Net Interest Income
	December 31,	December 31,
	2022	2021
	%	%
Change in Yield Curve:
+300 basis points	11.73	30.15
+200 basis points	8.25	20.39
+100 basis points	4.65	10.33
Most likely rate scenario	—	—
-100 basis points	(3.18)	(9.20)
-200 basis points	(7.40)	(13.62)

If an institution is asset sensitive its assets reprice more quickly than its liabilities and net interest income would be expected to increase in a rising interest rate environment, and decrease in a falling interest rate environment. If an institution is liability sensitive its liabilities reprice more quickly than its assets and net interest income would be expected to decrease in a rising interest rate environment and increase in a falling interest rate environment.

From a net interest income perspective, the Company was less asset sensitive as of December 31, 2022 compared to its position as of December 31, 2021. This shift is primarily due to the composition of the Consolidated Balance Sheets, changes in the pricing characteristics and assumptions of certain deposits and also due to the implementation of interest rate derivative strategies. In an increasing interest rate environment, the Company would expect an increase in net interest income as interest-earning assets re-price at higher rates than interest-bearing deposits.

Economic Value Simulation Modeling

Economic value simulation modeling is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. The Company calculates the economic values based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The Company uses the same assumptions in the economic value simulation model as in the earnings simulation model. The economic value simulation model uses instantaneous rate shocks to the balance sheet.

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2022 and 2021 (dollars in thousands):

	Change In Economic Value of Equity
	December 31,	December 31,
	2022	2021
	%	%
Change in Yield Curve:
+300 basis points	(12.32)	(6.85)
+200 basis points	(8.41)	(3.55)
+100 basis points	(4.25)	(1.22)
Most likely rate scenario	—	—
-100 basis points	3.55	(4.82)
-200 basis points	6.41	(12.89)

As of December 31, 2022, the Company’s economic value of equity is generally less asset sensitive in a rising interest rate environment compared to its position as of December 31, 2021 primarily due to the composition of the Consolidated Balance Sheets, changes in the pricing characteristics and assumptions of certain deposits and also due to the implementation of interest rate derivative strategies.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, the Federal Reserve Discount Window, the purchase of brokered certificates of deposit, corporate line of credit with a large correspondent bank, and debt and capital issuance. Management believes the Company’s current overall liquidity is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

The Company closely monitors changes in the industry and market conditions that may impact the Company’s liquidity. Beginning in 2020 and in much of 2021, the Company saw increased liquidity due to higher customer deposit balances related to government stimulus programs in response to the COVID-19 pandemic, however, in 2022, as expected, the Company saw these elevated levels of customer deposits begin to decline. The Company will use other means of borrowings or other liquidity sources to fund any liquidity needs based on declines in deposit balances. The Company is also closely tracking the potential impacts on the Company’s liquidity of declines in fair value of the Company’s securities portfolio due to rising market interest rates.

As of December 31, 2022, liquid assets totaled $6.0 billion or 29.2% of total assets, and liquid earning assets totaled $5.8 billion or 31.5% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of December 31, 2022, loan payments of approximately $5.3 billion or 37.0% of total loans are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $296.7 million or 8.0% of total securities are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

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

The following table presents the Company’s contractual obligations related to its major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of December 31, 2022 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$250,000	$—	$250,000
Trust preferred capital notes (1)	155,159	—	155,159
Leases (2)	296,491	66,192	230,299
Repurchase agreements	142,837	142,837	—
Total contractual obligations	$844,487	$209,029	$635,458
(1)	Excludes related unamortized premium/discount and interest payments.
(2)	Represents lease payments due on non-cancellable operating leases at December 31, 2022. Excluded from these tables are variable lease payments or renewals.

For more information pertaining to the previous table, refer to Note 6 “Leases” and Note 8 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Off-Balance Sheet Obligations

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s Consolidated Balance Sheets. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. For more information on these commitments, refer to Note 9 “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk.

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, (dollars in thousands):

	2022	2021
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$5,229,252	$5,825,557
Letters of credit	156,459	152,506
Total commitments with off-balance sheet risk	$5,385,711	$5,978,063

(1) Includes unfunded overdraft protection.

The Company is also a lessor in sales-type and direct financing leases for equipment, as noted in Note 6 “Leases” in the “Notes of the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. The Company’s future commitments related to the aforementioned leases totaled $296 million and $217 million, respectively, at December 31, 2022 and 2021.

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

NON-GAAP FINANCIAL MEASURES

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	2022	2021	2020
Interest Income (FTE)
Interest and dividend income (GAAP)	$660,435	$592,359	$653,454
FTE adjustment	14,873	12,591	11,547
Interest and dividend income (FTE) (non-GAAP)	$675,308	$604,950	$665,001
Average earning assets	$17,853,216	$17,903,671	$17,058,795
Yield on interest-earning assets (GAAP)	3.70%	3.31%	3.83%
Yield on interest-earning assets (FTE) (non-GAAP)	3.78%	3.38%	3.90%
Net Interest Income (FTE)
Net interest income (GAAP)	$584,261	$551,260	$555,298
FTE adjustment	14,873	12,591	11,547
Net interest income (FTE) (non-GAAP)	$599,134	$563,851	$566,845
Noninterest income (GAAP)	118,523	125,806	131,486
Total revenue (FTE) (non-GAAP)	$717,657	$689,657	$698,331
Average earning assets	$17,853,216	$17,903,671	$17,058,795
Net interest margin (GAAP)	3.27%	3.08%	3.26%
Net interest margin (FTE) (non-GAAP)	3.36%	3.15%	3.32%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	2022	2021	2020
Tangible Assets
Ending Assets (GAAP)	$20,461,138	$20,064,796	$19,628,449
Less: Ending goodwill	925,211	935,560	935,560
Less: Ending amortizable intangibles	26,761	43,312	57,185
Ending tangible assets (non-GAAP)	$19,509,166	$19,085,924	$18,635,704
Tangible Common Equity
Ending Equity (GAAP)	$2,372,737	$2,710,071	$2,708,490
Less: Ending goodwill	925,211	935,560	935,560
Less: Ending amortizable intangibles	26,761	43,312	57,185
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$1,254,408	$1,564,842	$1,549,388
Average equity (GAAP)	$2,465,049	$2,725,330	$2,576,372
Less: Average goodwill	930,315	935,560	935,560
Less: Average amortizable intangibles	34,627	49,999	65,094
Less: Average perpetual preferred stock	166,356	166,356	93,658
Average tangible common equity (non-GAAP)	$1,333,751	$1,573,415	$1,482,060
Common equity to total assets (GAAP)	10.78%	12.68%	12.95%
Tangible common equity to tangible assets (non-GAAP)	6.43%	8.20%	8.31%
Book value per common share (GAAP)	$29.68	$33.80	$32.46

Adjusted operating measures exclude the losses related to balance sheet repositioning (principally composed of losses on debt extinguishment), gains or losses on sale of securities, gains on the sale of Visa, Inc. Class B common stock, gain on the sale of DHFB, as well as strategic branch closure initiatives and related facility consolidation costs (principally composed of real estate, leases and other assets write downs, as well as severance and expense reduction initiatives. The Company believes these non-GAAP adjusted measures provide investors with important information about the continuing economic results of the organization’s operations. Prior periods in this Form 10-K reflect adjustments for previously announced strategic branch closure and expense reduction initiatives.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	2022	2021	2020
Adjusted Operating Earnings & EPS
Net income (GAAP)	$234,510	$263,917	$158,228
Plus: Net loss related to balance sheet repositioning, net of tax	—	11,609	25,979
Less: (Loss) gain on sale of securities, net of tax	(2)	69	9,712
Less: Gain on Visa, Inc. Class B common stock, net of tax	—	4,058	—
Less: Gain on sale of DHFB, net of tax	7,984	—	—
Plus: Branch closing and facility consolidation costs, net of tax	4,351	13,775	5,343
Adjusted operating earnings (non-GAAP)	$230,879	$285,174	$179,838
Less: Dividends on preferred stock	11,868	11,868	5,658
Adjusted operating earnings available to common shareholders (non-GAAP)	$219,011	$273,306	$174,180

Weighted average common shares outstanding, diluted	74,953,398	77,417,801	78,875,668
Earnings per common share, diluted (GAAP)	$2.97	$3.26	$1.93
Adjusted operating earnings per common share, diluted (non-GAAP)	$2.92	$3.53	$2.21

Adjusted operating measures exclude the amortization of intangible assets, losses related to balance sheet repositioning (principally composed of losses on debt extinguishment), gains or losses on sale of securities, gains on the sale of Visa, Inc. Class B common stock, gain on the sale of DHFB, as well as strategic branch closure initiatives and related facility consolidation costs (principally composed of real estate, leases and other assets write downs, as well as severance and expense reduction initiatives). The Company believes these non-GAAP adjusted measures provide investors with important information about the continuing economic results of the organization’s operations. Prior periods reflect adjustments for previously announced strategic branch closures and expense reduction initiatives. Net interest income (FTE), which is used in computing net interest margin (FTE) provides valuable additional insight into the net interest margin by adjusting for differences in tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing yield on earning assets. Interest expense is not affected by the FTE components.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	2022	2021	2020
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$403,802	$419,195	$413,349
Less: Amortization of intangible assets	10,815	13,904	16,574
Less: Losses related to balance sheet repositioning	—	14,695	31,116
Less: Branch closing and facility consolidation costs	5,508	17,437	6,764
Adjusted operating noninterest expense (non-GAAP)	$387,479	$373,159	$358,895
Noninterest income (GAAP)	$118,523	$125,806	$131,486
Less: Losses related to balance sheet repositioning	—	—	(1,769)
Less: (Loss) gain on sale of securities	(3)	87	12,294
Less: Gain on sale of DHFB	9,082	—	—
Less: Gain on Visa, Inc. Class B common stock	—	5,137	—
Adjusted operating noninterest income (non-GAAP)	$109,444	$120,582	$120,961

The Company believes LHFI, net of deferred fees and costs, excluding PPP is useful to investors as it provides more clarity on the Company’s organic growth. PPP loans excludes the unforgiven portion of PPP loans, net of deferred fees and costs.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	2022	2021	2020
Adjusted Loans
Loans held for investment (net of deferred fees and costs) (GAAP)	$14,449,142	$13,195,843	$14,021,314
Less: PPP loans (net of deferred fees and costs)	7,286	150,363	1,179,522
Total adjusted loans (non-GAAP)	$14,441,856	$13,045,480	$12,841,792

Average loans held for investment (net of deferred fees and costs) (GAAP)	$13,671,714	$13,639,325	$13,777,467
Less: Average PPP loans (net of deferred fees and costs)	41,896	864,814	1,091,921
Total adjusted average loans (non-GAAP)	$13,629,818	$12,774,511	$12,685,546

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic Union Bankshares Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

Allowance for Loan and Lease Losses (ALLL)

Description of the Matter

At December 31, 2022, the Company’s ALLL was $110.8 million. As more fully described in Note 1 and Note 4 of the consolidated financial statements, the Company’s ALLL represents management’s current estimate of expected credit losses over the life of the held for investment (HFI) loan portfolio. The ALLL is estimated by applying statistical loss forecasting models to loan balances pooled by loan type and credit risk indicator, with the exception of certain consumer pools that use vintage and loss rate methods. The models use economic forecast assumptions to estimate credit losses over a two-year forecast period before reverting to long-term average historical loss rates on a straight-line basis over the following two-year period. The Company considers qualitative factors to adjust model output when estimating the ALLL to account for expected loan losses not addressed in the statistical loss models, including uncertainty regarding forecasted economic conditions and its impact on future credit losses.

Auditing management’s estimate of the ALLL was especially challenging and highly judgmental due to certain qualitative factors management leverages when setting the ALLL.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the ALLL process that included, among others, controls over the accuracy of data and key model inputs such as loan risk ratings, the review of economic forecast data, and management review controls over the use of qualitative factors.

We involved EY specialists in evaluating the conceptual soundness of the comprehensive framework of the ALLL, including models and certain qualitative elements. EY specialist model testing included evaluating management’s statistical models for model design and methodology, model performance, and testing key model assumptions. We also used EY specialists to assist us in testing key model inputs, including the accuracy of credit risk indicators and underlying collateral valuations. To further test the qualitative component of the ALLL, we performed audit procedures that included, among others, assessing the appropriateness of the methodology and the consistency of its application, comparing certain economic data points used to support the qualitative factors to third party data, and re-computing components of the qualitative estimation that were quantitatively derived. We inspected management’s documentation supporting the use of qualitative factors, tested the completeness of the data supporting the measurement of those factors, and compared changes in those factors to prior periods. We also evaluated if the qualitative reserves were applied based on a comprehensive framework and that available information was considered, well-documented, and consistently applied. We also compared the collective ALLL estimate, inclusive of the qualitative component, to prior periods and industry peers through the use of allowance coverage ratios and charge-off experience for corroboration or potential contrary evidence.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Richmond, Virginia

February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Opinion on Internal Control over Financial Reporting

We have audited Atlantic Union Bankshares Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atlantic Union Bankshares Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

February 23, 2023

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(Dollars in thousands, except share data)

	2022	2021
ASSETS
Cash and cash equivalents:
Cash and due from banks	$216,384	$180,963
Interest-bearing deposits in other banks	102,107	618,714
Federal funds sold	1,457	2,824
Total cash and cash equivalents	319,948	802,501
Securities available for sale, at fair value	2,741,816	3,481,650
Securities held to maturity, at carrying value	847,732	628,000
Restricted stock, at cost	120,213	76,825
Loans held for sale, at fair value	3,936	20,861
Loans held for investment, net of deferred fees and costs	14,449,142	13,195,843
Less: allowance for loan and lease losses	110,768	99,787
Total loans held for investment, net	14,338,374	13,096,056
Premises and equipment, net	118,243	134,808
Goodwill	925,211	935,560
Amortizable intangibles, net	26,761	43,312
Bank owned life insurance	440,656	431,517
Other assets	578,248	413,706
Total assets	$20,461,138	$20,064,796
LIABILITIES
Noninterest-bearing demand deposits	$4,883,239	$5,207,324
Interest-bearing deposits	11,048,438	11,403,744
Total deposits	15,931,677	16,611,068
Securities sold under agreements to repurchase	142,837	117,870
Other short-term borrowings	1,176,000	—
Long-term borrowings	389,863	388,724
Other liabilities	448,024	237,063
Total liabilities	18,088,401	17,354,725
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	98,873	100,101
Additional paid-in capital	1,772,440	1,807,368
Retained earnings	919,537	783,794
Accumulated other comprehensive (loss) income	(418,286)	18,635
Total stockholders' equity	2,372,737	2,710,071
Total liabilities and stockholders' equity	$20,461,138	$20,064,796

Common shares outstanding	74,712,622	75,663,648
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(Dollars in thousands, except per share amounts)

	2022	2021	2020

Interest and dividend income:
Interest and fees on loans	$555,614	$508,770	$574,871
Interest on deposits in other banks	2,612	855	1,270
Interest and dividends on securities:
Taxable	59,306	43,859	43,585
Nontaxable	42,903	38,875	33,728
Total interest and dividend income	660,435	592,359	653,454

Interest expense:
Interest on deposits	56,201	27,117	75,943
Interest on short-term borrowings	5,393	108	1,691
Interest on long-term borrowings	14,580	13,874	20,522
Total interest expense	76,174	41,099	98,156

Net interest income	584,261	551,260	555,298
Provision for credit losses	19,028	(60,888)	87,141
Net interest income after provision for credit losses	565,233	612,148	468,157

Noninterest income:
Service charges on deposit accounts	30,052	27,122	25,251
Other service charges, commissions and fees	6,765	6,595	6,292
Interchange fees	9,110	8,279	7,184
Fiduciary and asset management fees	22,414	27,562	23,650
Mortgage banking income	7,085	21,022	25,857
Bank owned life insurance income	11,507	11,488	9,554
Loan-related interest rate swap fees	12,174	5,620	15,306
Other operating income	19,416	18,118	18,392
Total noninterest income	118,523	125,806	131,486
Noninterest expenses:
Salaries and benefits	228,926	214,929	206,662
Occupancy expenses	26,013	28,718	28,841
Furniture and equipment expenses	14,838	15,950	14,923
Technology and data processing	33,372	30,200	25,929
Professional services	16,730	17,841	13,007
Marketing and advertising expense	9,236	9,875	9,886
FDIC assessment premiums and other insurance	10,241	9,482	9,971
Franchise and other taxes	18,006	17,740	16,483
Loan-related expenses	6,574	7,004	9,515
Amortization of intangible assets	10,815	13,904	16,574
Loss on debt extinguishment	—	14,695	31,116
Other expenses	29,051	38,857	30,442
Total noninterest expenses	403,802	419,195	413,349
Income before income taxes	279,954	318,759	186,294
Income tax expense	45,444	54,842	28,066
Net income	234,510	263,917	158,228
Dividends on preferred stock	11,868	11,868	5,658
Net income available to common shareholders	$222,642	$252,049	$152,570

Basic earnings per common share	$2.97	$3.26	$1.93
Diluted earnings per common share	$2.97	$3.26	$1.93
Dividends declared per common share	$1.16	$1.09	$1.00
Basic weighted average number of common shares outstanding	74,949,109	77,399,902	78,858,726
Diluted weighted average number of common shares outstanding	74,953,398	77,417,801	78,875,668

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(Dollars in thousands)

	2022	2021	2020
Net income	$234,510	$263,917	$158,228
Other comprehensive (loss) income:
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $14,100, $404, and $186 for the years ended December 31, 2022, 2021, 2020 respectively)	(53,043)	(1,520)	(699)
Reclassification adjustment for (gains) losses included in net income (net of tax, $0, $12, and $394 for the years ended December 31, 2022, 2021, 2020 respectively) (1)	—	(47)	1,481
AFS securities:
Unrealized holding (losses) gains arising during period (net of tax, $102,789, $13,644, and $12,227 for the years ended December 31, 2022, 2021, 2020 respectively)	(386,684)	(51,329)	45,996
Reclassification adjustment for (gains) losses included in net income (net of tax, $1, $18, and $2,582 for the years ended December 31, 2022, 2021, 2020 respectively) (2)	2	(69)	(9,712)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $5, $5, and $5 for the years ended December 31, 2022, 2021, 2020 respectively) (3)	(18)	(20)	(20)
Bank owned life insurance:
Unrealized holding gains (losses) arising during period	2,205	—	(2,098)
Reclassification adjustment for losses included in net income (4)	617	605	492
Other comprehensive (loss) income	(436,921)	(52,380)	35,440
Comprehensive (loss) income	$(202,411)	$211,537	$193,668

(1)	The gross amounts are generally reported in the interest income and interest expense sections of the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The gross amounts reclassified into earnings for the year ended December 31, 2020 included a $1.8 million loss related to the termination of a cash flow hedge that is reported in “Other operating income” with the corresponding income tax effect being reflected as a component of income tax expense.
(2)	The gross amounts reclassified into earnings are reported as "Other operating income" on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(3)	The gross amounts reclassified into earnings are reported within interest income on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.
(4)	Reclassifications in earnings are reported in "Salaries and benefits" expense on the Company’s Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(Dollars in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2019	$105,827	—	1,790,305	581,395	35,575	$2,513,102
Net income - 2020				158,228		158,228
Other comprehensive income (net of taxes of $10,034)					35,440	35,440
Issuance of preferred stock (17,250 shares)		173	166,183			166,356
Dividends on common stock ($1.00 per share)				(78,860)		(78,860)
Dividends on preferred stock ($328.48 per share)				(5,658)		(5,658)
Stock purchased under stock repurchase plan (1,493,472 shares)	(1,985)		(47,894)			(49,879)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (246,377 shares)	327		(771)			(444)
Impact of adoption of CECL				(39,053)		(39,053)
Stock-based compensation expense			9,258			9,258
Balance - December 31, 2020	104,169	173	1,917,081	616,052	71,015	2,708,490
Net income - 2021				263,917		263,917
Other comprehensive loss (net of taxes of $13,679)					(52,380)	(52,380)
Dividends on common stock ($1.09 per share)				(84,307)		(84,307)
Dividends on preferred stock ($687.52 per share)				(11,868)		(11,868)
Stock purchased under stock repurchase plan (3,379,130 shares)	(4,495)		(120,505)			(125,000)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (320,263 shares)	427		701			1,128
Stock-based compensation expense			10,091			10,091
Balance - December 31, 2021	100,101	173	1,807,368	783,794	18,635	2,710,071
Net income - 2022				234,510		234,510
Other comprehensive loss (net of taxes of $116,893)					(436,921)	(436,921)
Dividends on common stock ($1.16 per share)				(86,899)		(86,899)
Dividends on preferred stock ($687.52 per share)				(11,868)		(11,868)
Stock purchased under stock repurchase plan (1,278,899 shares)	(1,700)		(46,531)			(48,231)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (355,834 shares)	472		994			1,466
Stock-based compensation expense			10,609			10,609
Balance - December 31, 2022	$98,873	$173	$1,772,440	$919,537	$(418,286)	$2,372,737

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

	2022	2021	2020
Operating activities:
Net income	$234,510	$263,917	$158,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	14,157	15,885	15,218
Writedown of foreclosed properties, former bank premises, ROU assets, and premises and equipment	4,903	16,958	5,526
Amortization, net	31,275	34,847	27,888
Amortization (accretion) related to acquisitions, net	3,297	(2,953)	(8,397)
Provision for credit losses	19,028	(60,888)	87,141
Gain on sale of DHFB	(9,082)	—	—
Losses (gains) on securities transactions, net	3	(87)	(12,294)
Gain on Visa, Inc. Class B common stock	—	(5,138)	—
BOLI income	(11,507)	(11,488)	(9,554)
Deferred tax expense	25,055	43,512	2,690
Originations and purchases of LHFS	(305,943)	(609,404)	(764,809)
Proceeds from sales of LHFS	321,709	682,482	723,351
(Gains) losses on sales of foreclosed properties and former bank premises, net	(3,752)	(2,257)	29
Losses on debt extinguishment	—	14,695	31,116
Stock-based compensation expenses	10,609	10,091	9,258
Issuance of common stock for services	819	567	804
Net (increase) decrease in other assets	(39,502)	83,248	(138,189)
Net increase (decrease) in other liabilities	108,386	(136,196)	103,916
Net cash provided by operating activities	403,965	337,791	231,922
Investing activities:
Purchases of AFS securities, restricted stock, and other investments	(179,667)	(1,557,818)	(1,165,302)
Purchases of HTM securities	(258,183)	(94,070)	—
Proceeds from sales of AFS securities and restricted stock	40,686	45,436	257,945
Proceeds from maturities, calls and paydowns of AFS securities	331,718	504,021	395,993
Proceeds from maturities, calls and paydowns of HTM securities	33,997	7,523	6,963
Net (increase) decrease in LHFI	(1,244,843)	837,569	(1,393,424)
Proceeds from sale of Visa, Inc. Class B common stock	—	5,138	—
Net increase in premises and equipment	(2,855)	(9,399)	(29,573)
Proceeds from BOLI settlements	3,909	4,843	5,029
Purchases of BOLI policies	—	(100,000)	—
Proceeds from sales of foreclosed properties and former bank premises	13,538	11,315	4,063
Net cash used in investing activities	(1,261,700)	(345,442)	(1,918,306)
Financing activities:
Net (decrease) increase in noninterest-bearing deposits	(324,085)	838,621	1,398,564
Net (decrease) increase in interest-bearing deposits	(355,349)	49,695	1,019,352
Net increase (decrease) in short-term borrowings	1,200,967	(233,018)	(85,365)
Net proceeds from issuance of long-term debt	—	246,869	—
Repayments of long-term debt	—	(364,695)	(619,616)
Cash dividends paid - common stock	(86,899)	(84,307)	(78,860)
Cash dividends paid - preferred stock	(11,868)	(11,868)	(5,658)
Repurchase of common stock	(48,231)	(125,000)	(49,879)
Issuance of common stock	3,875	3,141	1,013
Issuance of preferred stock, net	—	—	166,356
Vesting of restricted stock, net of shares held for taxes	(3,228)	(2,580)	(2,261)
Net cash provided by financing activities	375,182	316,858	1,743,646
(Decrease) increase in cash and cash equivalents	(482,553)	309,207	57,262
Cash, cash equivalents and restricted cash at beginning of the period	802,501	493,294	436,032
Cash, cash equivalents and restricted cash at end of the period	$319,948	$802,501	$493,294

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(Dollars in thousands)

	2022	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$70,662	$40,669	$101,045
Income taxes	1,625	1,343	26,103

Supplemental schedule of noncash investing and financing activities
Transfers from loans to foreclosed properties	404	13	615
Transfers from bank premises to OREO	4,490	8,233	7,949
Transfers to LHFI from LHFS	899	—	1,050

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company – Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank had 114 branches and approximately 130 ATMs located throughout Virginia and in portions of Maryland and North Carolina as of December 31, 2022. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Effective June 30, 2022, the Company completed the sale of DHFB, which was formerly a subsidiary of the Bank.

Basis of Financial Information – The accounting policies and practices of Atlantic Union Bankshares Corporation and subsidiaries conform to GAAP and follow general practices within the banking industry. The consolidated financial statements include the accounts of the Company, which is a financial holding company and a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Atlantic Union Bank, which owns Union Insurance Group, LLC, and Atlantic Union Equipment Finance, Inc.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALLL and the fair value of financial instruments.

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

Segment Reporting – Operating segments are components of a business where separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. ASC 280, Segment Reporting, requires information to be reported about a company’s operating segments using a “management approach,” meaning it is based on the way management organizes segments internally to make operating decisions and assess performance. Based on this guidance, historically, the Company has had only one reportable operating segment, the Bank. Effective for the third quarter of 2022, however, the Company completed system conversions that allowed its chief operating decision makers to evaluate the business, establish the overall business strategy, allocate resources, and assess business performance within two reportable operating segments: Wholesale Banking and Consumer Banking, with corporate support functions such as corporate treasury and others included in Corporate Other. The application and development of management reporting methodologies is a dynamic process subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised. Refer to Note 17 "Segment Reporting and Revenue" for additional details on the Company’s reportable operating segments.

Cash and Cash Equivalents – For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash, cash due from banks, interest-bearing deposits in other banks, short-term money market investments, other interest-bearing deposits, and federal funds sold.

Restricted cash is disclosed in Note 9 “Commitments and Contingencies” and is comprised of cash maintained at various correspondent banks as collateral for the Company’s derivative portfolio and is included in interest-bearing deposits in other banks on the Company’s Consolidated Balance Sheets.

Investments – Includes debt securities held by the Company, which are classified as either AFS or HTM at the time of purchase and reassessed periodically, based on management’s intent. Additionally, the Company also holds equity securities and restricted stock with the FRB and FHLB, which are not subject to the investment security classifications.

Debt Securities

●	Available for Sale - debt securities that management intends to hold for an indefinite period of time, including securities used as part of the Company’s asset/liability strategy, and that may be sold in response to changes in interest rates, liquidity needs, or other factors are classified as AFS. AFS securities are reported at fair value with unrealized gains or losses, net of deferred taxes, included in AOCI in stockholders’ equity.
●	Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity are classified as HTM. HTM securities are reported at carrying value. Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in OCI and in the carrying value of the HTM securities. Such amounts are amortized over the remaining life of the security.

Equity Securities - equity securities without a readily determinable fair value are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Under the equity method, securities are recorded at cost, less any impairment, and are adjusted for the Company’s share of the earnings, losses, and/or dividends reported by equity method investees and is classified as income on our consolidated statements of earnings. Equity securities for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting. Under the cost method, equity securities are carried at cost less any impairment and adjusted for certain distributions and additional investments. Equity securities in unconsolidated entities with a readily determinable fair value that are not accounted for under the equity method will be measured at fair value through net income.

Restricted Stock, at cost - due to restrictions placed upon the Company’s common stock investments in the FRB and FHLB, these securities have been classified as restricted equity securities and carried at cost. The FHLB required the Bank to maintain stock in an amount equal to 4.25% and 3.75% of outstanding borrowings and a specific percentage of the member’s total assets at December 31, 2022 and 2021, respectively. The FRB requires the Company to maintain stock with a par value equal to 6% of its outstanding capital.

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

There is currently no ACL held against the Company’s AFS securities portfolio at December 31, 2022, consistent with December 31, 2021. See Note 2 “Securities,” for additional information on the Company’s ACL analysis. If unrealized losses are related to credit quality, the Company estimates the credit related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, an ACL shall be recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis. Non-credit related declines in fair value are recognized in OCI, net of applicable taxes. Changes in the ACL are recorded as a provision for or reversal of credit loss expense. Charge-offs are recorded against the ACL when management believes the AFS security is no longer collectible. A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent.

The Company evaluates the credit risk of its HTM securities on at least a quarterly basis. Management estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. Management has an immaterial ACL on HTM securities at December 31, 2022 and 2021.

Loans Held for Sale – LHFS primarily consist of residential real estate loans originated for sale in the secondary market. Credit risk associated with such loans is mitigated by entering into sales commitments with third party investors to purchase the loans when they are originated. This practice has the effect of minimizing the amount of such loans that are unsold and the interest rate risk at any point in time. The Company does not service these loans after they are sold. The Company records residential real estate LHFS via the fair value option. For further information regarding the fair value method and assumptions, refer to Note 13 “Fair Value Measurements.” The change in fair value of residential real estate LHFS is recorded as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income. The Company may periodically have other non-residential real estate LHFS that are recorded using lower of cost or market. Unrealized losses on these non-residential real estate LHFS are recognized through a valuation allowance and gains on sale are recorded in “Other operating income” on the Company’s Consolidated Statements of Income.

Loans Held for Investment – The Company originates commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and residential real estate loans (including acquisition and development loans and residential construction loans) throughout its market area. The ability of the Company’s debtors to honor their contracts on such loans is dependent upon the real estate and general economic conditions in those markets, as well as other factors.

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

Nonaccruals, Past Dues, and Charge-offs

The policy for placing commercial and consumer loans on nonaccrual status is generally when the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged-off when management judges the loan to be uncollectible but generally no later than 120 days past due for non-real estate secured loans and 180 days for real estate secured loans. Non-real estate secured consumer loans are generally not placed on nonaccrual status prior to charge off. Commercial loans are typically written down to net realizable value when it is determined that the Company will be unable to collect the principal amount in full and the amount is a confirmed loss. Loans in all classes of portfolios are considered past due or delinquent when a contractual payment has not been satisfied. Loans are placed on nonaccrual status or charged off at an earlier date if collection of principal and interest is considered doubtful and in accordance with regulatory requirements. In response to the COVID-19 pandemic, the Company offered short-term loan modifications to assist borrowers through a program that expired January 1, 2022. The Company enhanced the monitoring over loans that received modifications, specifically full principal and interest payment deferrals, and considered nonaccrual treatment at which time the Company no longer expected to collect all principal and interest over the life of the loan. The process for charge-offs is discussed in detail within the “Allowance for Loan and Lease Losses” section of this Note 1.

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

Allowance for Loan and Lease Losses – The provision for loan losses is an amount sufficient to bring the ALLL to an estimated balance that management considers adequate to absorb expected losses in the portfolio. The ALLL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ALLL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged off amounts are recorded as increases to the ALLL; however, expected recoveries do not exceed the aggregate of amounts previously charged-off.

Management’s determination of the adequacy of the ALLL is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The ALLL is estimated using a loan-level PD/LGD method for all loans with the exception of its overdraft, auto and third-party consumer lending portfolios. For auto and third-party consumer lending portfolios, the Company has elected to pool those loans based on similar risk characteristics to determine the ALLL using vintage and loss rate methods.

The Company considers a number of economic variables in developing the ALLL of which the Virginia unemployment rate is the most significant. The ALLL quantitative estimate is sensitive to changes in the forecast of the Virginia unemployment rate over the two-year reasonable and supportable period, with the commercial portfolio being the most sensitive to fluctuations in unemployment. To forecast Virginia unemployment, the Company utilizes Moody’s economic forecasts.  At December 31, 2022, the baseline scenario used in the two-year reasonable and supportable period forecast included the Virginia unemployment rate at an average of 3.1%, compared to an average of 2.6%

Virginia unemployment rate in the baseline scenario forecast used for the December 31, 2021 estimate.  Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ALLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

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

As part of its qualitative framework, the Company evaluates its current underwriting standards, geographic footprint, national and international current and forecasted economic conditions, concentrations of credit, and other factors to estimate the impact that changes in these factors may have on expected loan losses.

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

The Company obtains appraisals from a pre-approved list of independent, third party appraisers located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained by the Company’s Real Estate Valuation Group to seek to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal Real Estate Valuation Group, which reports to the Enterprise Risk Management group, performs either a technical or administrative review of all appraisals obtained in accordance with the Company’s Appraisal Policy. The Appraisal Policy mirrors the Federal regulations governing appraisals, specifically the Interagency Appraisal and Evaluation Guidelines and the Financial Institutions Reform, Recovery, and Enforcement Act. The Real Estate Valuation Group performs a technical review of the overall quality of the appraisal and an administrative review confirms that all of the required components of an appraisal are present. Independent appraisals or valuations are obtained on all individually assessed loans, as well as updated every twelve months for all individually assessed loans. Adjustments to real estate appraised values are only permitted to be made by the Real Estate Valuation Group. The individually assessed analysis is reviewed and approved by senior Credit Administration officers and the Special Assets Loan Committee. External valuation sources are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. The ALLL on loans individually assessed is updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews include annual commercial loan reviews performed by the Company’s commercial bankers in accordance with the commercial loan policy, relationship reviews that accompany annual loan renewals, and independent reviews by its Credit Risk Review Group. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator for commercial loans. Consumer loans are not risk rated unless past due status, bankruptcy, or other event results in the assignment of a Substandard or worse risk rating in accordance with the consumer loan policy.

Governance

The Company’s Allowance Committee, which reports to the Audit Committee and contains representatives from both the Company’s finance, credit, and risk teams, is responsible for approving the Company’s estimate of expected credit losses and resulting ALLL. The Allowance Committee considers the quantitative model results and qualitative factors when approving the final ALLL. The Company’s ALLL model is subject to the Company’s models risk management program, which is overseen by the Model Risk Management Committee that reports to the Company’s Board Risk Committee.

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

PCD loans reflect loans that have experienced more-than-insignificant credit deterioration since origination, as it is probable at acquisition that the Company will not be able to collect all contractually required payments. These PCD loans are accounted for under ASC 326, Financial Instruments – Credit Losses. At acquisition, PCD loans are segregated into pools based on loan type and credit risk. Loan type is determined based on collateral type, purpose, and lien position. Credit risk characteristics include risk rating groups, nonaccrual status, and past due status. For valuation purposes, these pools are further disaggregated by maturity, pricing characteristics, and re-payment structure.

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

Troubled Debt Restructurings – In situations where, for economic or legal reasons related to a borrower’s financial condition, the Company grants a concession in the loan structure to the borrower that it would not otherwise consider, the related loan is classified as a TDR. With the exception of loans with interest rate concessions, the ALLL on a TDR is measured using the same method as all other LHFI. For loans with interest rate concessions, the Company uses a discounted cash flow approach using the original interest rate. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms as early as possible. These modified terms may include extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and avoid foreclosure or repossession of the collateral, such as rate reductions, and principal or interest forgiveness. Restructured loans with no rate concession may subsequently be eligible to be removed from reportable TDR status in periods subsequent to the restructuring depending on the performance of the loan.

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

Loan modifications made between March 1, 2020 and January 1, 2022 under the Joint Guidance and CARES Act, as amended by the Consolidated Appropriations Act of 2021, were suspended from TDR evaluation.

Reserve for Unfunded Commitments – The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is adjusted as a provision for credit loss expense and is measured using the same measurement objectives as the ALLL. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded and is included in “Other Liabilities” on the Company’s Consolidated Balance Sheets.

Accrued Interest Receivable – The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ALLL, as well as the ACL reserve for securities. Accrued interest receivable totaled $58.9 million and $43.3 million on LHFI, $8.6 million and $7.0 million on HTM securities, and $14.2 million and $14.5 million on AFS securities at December 31, 2022 and 2021, respectively, and is included in “Other Assets” on the Company’s Consolidated Balance Sheets. The Company’s policy is to write off accrued interest receivable through reversal of interest income when it becomes probable the Company will not be able to collect the accrued interest. For the years ended December 31, 2022, 2021, and 2020, accrued interest receivable write offs were not material to the Company’s consolidated financial statements.

Premises and Equipment – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the type of asset involved. The Company’s policy is to capitalize additions and improvements and to depreciate the cost thereof over their estimated useful lives ranging from three years to 40 years. Leasehold improvements are amortized over the shorter of the life of the related lease or the estimated life of the related asset. Maintenance and repairs are expensed as they are incurred.

Goodwill and Intangible Assets – The Company had an aggregate goodwill balance of $925.2 million and $935.6 million at December 31, 2022 and 2021, respectively, associated with previous merger transactions, which is primarily associated with wholesale banking. The Company follows ASC 350, Intangibles – Goodwill and Other, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Goodwill is the only intangible asset with an indefinite life included on the Company’s Consolidated Balance Sheets.

Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from four years to 10 years, to their estimated residual values.

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

The Company performs the analysis annually on April 30 of each year at the reporting unit level whereby the Company compares the estimated fair value of the reporting unit to its carrying value. In the third quarter of 2022, the Company moved from one reportable operating segment, the Bank, to two reportable operating segments, Wholesale Banking and Consumer Banking, which resulted in goodwill being allocated between the two reportable operating segments based on their relative fair values. The Company determined that there was no impairment to the Bank’s goodwill prior to and after reallocating goodwill. Refer to Note 17 “Segment Reporting and Revenue” for additional details on the Company’s reportable operating segments.

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

At April 30, 2022, the Company determined that there was no impairment to its goodwill. The Company performed a sensitivity analysis on key assumptions and concluded that no impairment existed as of the balance sheet date.

Leases – The Company enters into both lessor and lessee arrangements and determines if an arrangement is a lease at inception. As both a lessee and lessor, the Company elected the practical expedient to account for lease and non-lease components as a single lease component for all asset classes as permitted by ASC 842, Leases.

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment. Lease payment terms are fixed and are typically payable in monthly installments. The lease arrangements may contain renewal options and purchase options that allow the lessee to purchase the leased equipment at the end of the lease term. The leases generally do not contain non-lease components. At lease inception the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In certain cases, the Company obtains lessee-provided residual value guarantees and third-party residual value insurance to reduce its residual asset risk.

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

Lessee Arrangements

The Company’s lessee arrangements consist of operating and finance leases; however, the majority of the leases have been classified as non-cancellable operating leases and are primarily for real estate leases. The Company’s real estate lease agreements do not contain residual value guarantees and most agreements do not contain restrictive covenants. The Company does not have any material arrangements where the Company is in a sublease contract.

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

Foreclosed Properties – Assets acquired through or in lieu of loan foreclosures are held for sale and are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. When the carrying amount exceeds the acquisition date fair value less selling costs, the excess is charged off against the ALLL. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell, any valuation adjustments occurring from post-acquisition reviews are charged to expense as incurred. Revenue and expenses from operations and changes in the valuation allowance are included in “Other expenses” on the Company’s Consolidated Statements of Income.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Bank Owned Life Insurance – The Company has purchased life insurance on certain key employees and directors. These policies are recorded at their cash surrender value and are included in a separate line item on the Company’s

Consolidated Balance Sheets. Income generated from policies is recorded as noninterest income. At December 31, 2022 and 2021, the Company also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $13.3 million and $14.9 million, respectively. The Company is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

Derivatives – Derivatives are recognized as assets and liabilities on the Company’s Consolidated Balance Sheets and measured at fair value. The Company’s derivatives are interest rate contracts, interest rate lock commitments, and RPAs. The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Consolidated Balance Sheets and presented in ‘Other assets” and “Other liabilities”, as applicable. The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Company considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in OCI and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.

During the normal course of business, the Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). For commitments issued in connection with potential loans intended for sale, the Bank enters into positions of forward month MBS to be announced (“TBA”) contracts on a mandatory basis or on a one-to-one forward sales contract on a best efforts basis. The Company enters into TBA contracts in order to control interest rate risk during the period between the rate lock commitment and mandatory sale of the mortgage loan. Both the rate lock commitment and the forward TBA contract are considered to be derivatives. A mortgage loan sold on a best efforts basis is locked into a forward sales contract with a counterparty on the same day as the rate lock commitment to control interest rate risk during the period between the commitment and the sale of the mortgage loan. Both the rate lock commitment and the forward sales contract are considered to be derivatives. Mortgage banking derivatives as of December 31, 2022 and 2021 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Affordable Housing Entities – The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing and historic tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. The Company accounts for its affordable housing entities using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For the years ended December 31, 2022 and 2021, the Company recognized amortization of $4.1 million and $3.6 million, respectively, and tax credits and tax savings of $4.9 million and $4.3 million, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income.

The carrying value of the Company’s investments in these qualified affordable housing projects were $51.0 million and $46.9 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the Company’s recorded liability totaled $27.8 million and $25.7 million, respectively, for the related unfunded commitments, which are expected to be paid throughout the years 2022 - 2037.

Stock Compensation Plan – The Company issues equity awards to employees and directors through either stock awards, RSAs, or PSUs. The Company complies with ASC 718, Compensation – Stock Compensation, which requires the costs resulting from all stock-based payments to employees be recognized in the financial statements.

The Company’s outstanding stock options related to shares assumed with the acquisition of Access. For the options assumed, the fair value of the stock options was estimated based on the date of acquisition, using the Black-Scholes option valuation. The converted option price of the Company’s common stock at acquisition was used for determining the associated compensation expense for nonvested stock awards. Key assumptions used in the valuation were dividend yield, expected life, expected volatility, and the risk-free rate.

The fair value of PSUs are determined and fixed on the grant date based on the Company’s stock price, adjusted for the exclusion of dividend equivalents, and the Monte Carlo simulation valuation was used to determine the grant date fair value of PSUs granted.

The fair value of RSAs and stock awards are based on the trading price of the Company’s stock on the date of the grant.

The Company has elected to recognize forfeitures as they occur as a component of compensation expense as permitted by ASC 718, Compensation – Stock Compensation.

For more information and tables, refer to Note 14 “Employee Benefits and Stock Based Compensation.”

Income Taxes – Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes on the Company’s Consolidated Statements of Income. The Company did not record any material interest or penalties for the periods ending December 31, 2022, 2021, or 2020 related to tax positions taken. As of December 31, 2022 and 2021, there were no accruals for uncertain tax positions. The Company and its wholly-owned subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

Advertising Costs – The Company expenses advertising costs as incurred.

Earnings Per Common Share – Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method.

Comprehensive Income – Comprehensive income represents all changes in equity that result from recognized transactions and other economic events of the period. Other comprehensive income (loss) refers to revenues, expenses, gains, and losses under GAAP that are included in comprehensive income but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities and interest rate swaps.

Off Balance Sheet Credit Related Financial Instruments – In the ordinary course of business, the Company has entered into commitments to extend credit and letters of credit. Such financial instruments are recorded when they are funded. For more information and tables, refer to Note 9 “Commitments and Contingencies.”

Fair Value – The Company follows ASC 820, Fair Value Measurement to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. This codification clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

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

For more specific information on the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value in the financial statements, refer to Note 13 “Fair Value Measurements.”

Concentrations of Credit Risk – Most of the Company’s activities are with customers located in the Commonwealth of Virginia. Securities AFS, loans, and financial instruments with off balance sheet risk also represent concentrations of credit risk and are discussed in Note 2 “Securities,” Note 3 “Loans and Allowance for Loan and Lease Losses,” and Note 11 “Stockholders’ Equity,” respectively.

Reclassifications – The accompanying consolidated financial statements and notes reflect certain reclassifications in prior periods to conform to the current presentation.

Adoption of New Accounting Standards – In March 2020, the FASB issued ASC 848, Reference Rate Reform. This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform associated with the LIBOR transition. LIBOR and other interbank offered rates are widely used benchmark or reference rates that have been used in the valuation of loans, derivatives, and other financial contracts. ASC 848 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASC 848 is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective as of March 12, 2020 through December 31, 2024 and can be adopted at an instrument level. The Company has elected the practical expedients provided in ASC 848 related to (1) accounting for contract modifications on its loans and securities tied to LIBOR and (2) asserting probability of the hedged interest, regardless of any expected modification in terms related to reference rate reform for the newly executed cash flow hedges. The Company may incorporate other components of ASC 848 at a later date. This amendment does not have a material impact on the consolidated financial statements.

On January 1, 2021, the Company adopted ASC 740, Income Taxes. This guidance was issued to simplify accounting for income taxes by removing specific technical exceptions that often produce information difficult for users of financial statements to understand. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The Company’s adoption of ASC 740 did not have a material impact on the consolidated financial statements.

2. SECURITIES

Available for Sale

The Company’s AFS investment portfolio is generally highly-rated or agency backed. All AFS securities were current with no securities past due or on non-accrual as of December 31, 2022 and 2021.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of December 31, 2022 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2022
U.S. government and agency securities	$70,196	$—	$(8,253)	$61,943
Obligations of states and political subdivisions	959,999	137	(152,701)	807,435
Corporate and other bonds (1)	243,979	—	(17,599)	226,380
Commercial MBS
Agency	250,186	75	(39,268)	210,993
Non-agency	99,412	—	(4,244)	95,168
Total commercial MBS	349,598	75	(43,512)	306,161
Residential MBS
Agency	1,510,110	81	(233,961)	1,276,230
Non-agency	68,815	—	(6,812)	62,003
Total residential MBS	1,578,925	81	(240,773)	1,338,233
Other securities	1,664	—	—	1,664
Total AFS securities	$3,204,361	$293	$(462,838)	$2,741,816

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

(1) Other bonds include asset-backed securities.

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses for which an ACL had not been recorded at December 31, 2022 and 2021 and that are not deemed to be impaired as of those dates. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value(2)	Losses	Value	Losses
December 31, 2022
U.S. government and agency securities	$2,594	$(166)	$59,269	$(8,087)	$61,863	$(8,253)
Obligations of states and political subdivisions	588,668	(86,895)	187,375	(65,806)	776,043	(152,701)
Corporate and other bonds(1)	206,861	(15,019)	17,121	(2,580)	223,982	(17,599)
Commercial MBS
Agency	73,362	(7,024)	127,193	(32,244)	200,555	(39,268)
Non-agency	66,618	(2,231)	28,550	(2,013)	95,168	(4,244)
Total commercial MBS	139,980	(9,255)	155,743	(34,257)	295,723	(43,512)
Residential MBS
Agency	328,590	(27,769)	929,581	(206,192)	1,258,171	(233,961)
Non-agency	18,939	(1,288)	43,064	(5,524)	62,003	(6,812)
Total residential MBS	347,529	(29,057)	972,645	(211,716)	1,320,174	(240,773)
Total AFS securities	$1,285,632	$(140,392)	$1,392,153	$(322,446)	$2,677,785	$(462,838)

December 31, 2021
U.S. government and agency securities	$64,474	$(115)	$3,900	$(45)	$68,374	$(160)
Obligations of states and political subdivisions	249,701	(2,020)	2,123	(53)	251,824	(2,073)
Corporate and other bonds(1)	21,134	(177)	703	(1)	21,837	(178)
Commercial MBS
Agency	175,588	(4,053)	3,172	(162)	178,760	(4,215)
Non-agency	33,759	(313)	11,029	(108)	44,788	(421)
Total commercial MBS	209,347	(4,366)	14,201	(270)	223,548	(4,636)
Residential MBS
Agency	1,140,701	(21,147)	106,104	(3,190)	1,246,805	(24,337)
Non-agency	48,392	(584)	12,716	(364)	61,108	(948)
Total residential MBS	1,189,093	(21,731)	118,820	(3,554)	1,307,913	(25,285)
Total AFS securities	$1,733,749	$(28,409)	$139,747	$(3,923)	$1,873,496	$(32,332)

(1) Other bonds include asset-backed securities.

(2) Comprised of 363 and 33 individual securities as of December 31, 2022 and December 31, 2021, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at December 31, 2022 and 2021 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s MBS are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating.

The following table presents the amortized cost and estimated fair value of AFS securities as of December 31, 2022 and 2021, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$42,447	$41,735	$18,247	$18,317
Due after one year through five years	158,063	152,523	180,080	183,981
Due after five years through ten years	343,303	312,935	324,615	331,215
Due after ten years	2,660,548	2,234,623	2,925,842	2,948,137
Total AFS securities	$3,204,361	$2,741,816	$3,448,784	$3,481,650

Refer to Note 9 "Commitments and Contingencies" for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of December 31, 2022 and 2021.

Held to Maturity

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. The Company’s HTM securities were all current, with no securities past due or on non-accrual at December 31, 2022 and 2021.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2022 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
December 31, 2022
U.S. government and agency securities	$687	$—	$(56)	$631
Obligations of states and political subdivisions	705,990	2,218	(35,957)	672,251
Corporate and other bonds(1)	5,159	—	(10)	5,149
Commercial MBS
Agency	29,025	—	(4,873)	24,152
Non-agency	13,736	—	(126)	13,610
Total commercial MBS	42,761	—	(4,999)	37,762
Residential MBS
Agency	42,699	—	(6,427)	36,272
Non-agency	50,436	—	(614)	49,822
Total residential MBS	93,135	—	(7,041)	86,094
Total HTM securities	$847,732	$2,218	$(48,063)	$801,887

(1) Other bonds include asset-backed securities.

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

Credit Quality Indicators & Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. The Company’s HTM securities ACL was immaterial at December 31, 2022 and 2021. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of December 31, 2022 and 2021 by security type and credit rating (dollars in thousands):

	U.S. Government and Agency	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	securities	subdivisions	bonds	securities	securities
December 31, 2022
Credit Rating:
AAA/AA/A	$—	$704,803	$—	$2,702	$707,505
BBB/BB/B	—	1,187	—	—	1,187
Not Rated - Agency(1)	687	—	—	71,725	72,412
Not Rated - Non-Agency(2)	—	—	5,159	61,469	66,628
Total	$687	$705,990	$5,159	$135,896	$847,732
December 31, 2021
Credit Rating:
AAA/AA/A	$—	$620,873	$—	$—	$620,873
Not Rated - Agency(1)	2,604	—	—	4,523	7,127
Total	$2,604	$620,873	$—	$4,523	$628,000

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies.

(2) Non-agency mortgage-backed and asset-backed securities have limited credit risk, supported by most receiving a 20% simplified supervisory formula approach rating.

The following table presents the amortized cost and estimated fair value of HTM securities as of December 31, 2022 and 2021, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$2,010	$2,006	$3,034	$3,027
Due after one year through five years	35,044	35,014	5,852	6,065
Due after five years through ten years	19,941	20,239	14,019	15,984
Due after ten years	790,737	744,628	605,095	668,698
Total HTM securities	$847,732	$801,887	$628,000	$693,774

Refer to Note 9 “Commitments and Contingencies” for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of December 31, 2022 and December 31, 2021.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the FRB and the FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. Restricted stock consists of FRB stock in the amount of $67.0 million for December 31, 2022 and 2021, and FHLB stock in the amount of $53.2 million and $9.8 million as of December 31, 2022 and 2021, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

	2022	2021	2020
Realized (losses) gains(1):
Gross realized gains	$—	$147	$12,522
Gross realized losses	(3)	(60)	(228)
Net realized (losses) gains	$(3)	$87	$12,294
Proceeds from sales of securities	$40,686	$45,436	$257,945

(1) Includes (losses) gains on sales and calls of securities

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The information included below reflects the impact of the CARES Act, as amended by the Consolidated Appropriations Act of 2021, and the Joint Guidance, which encouraged banking institutions to work with borrowers affected by the COVID-19 pandemic, including offering short-term loan modifications to borrowers unable to meet their contractual payment obligations, and exempted certain modified loans from being reported as past due or TDRs. See Note 1 “Summary of Significant Accounting Policies” for information about COVID-19 and related legislative and regulatory developments.

The Company’s loans are stated at their face amount, net of deferred fees and costs, and consisted of the following at December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Construction and Land Development	$1,101,260	$862,236
Commercial Real Estate - Owner Occupied	1,982,608	1,995,409
Commercial Real Estate - Non-Owner Occupied	3,996,130	3,789,377
Multifamily Real Estate	802,923	778,626
Commercial & Industrial(1)	2,983,349	2,542,243
Residential 1-4 Family - Commercial	538,063	607,337
Residential 1-4 Family - Consumer	940,275	816,524
Residential 1-4 Family - Revolving	585,184	560,796
Auto	592,976	461,052
Consumer	152,545	176,992
Other Commercial(2)	773,829	605,251
Total LHFI, net of deferred fees and costs(3)	14,449,142	13,195,843
Allowance for loan and lease losses	(110,768)	(99,787)
Total LHFI, net	$14,338,374	$13,096,056

(1) Commercial & industrial loans included approximately $7.3 million and $145.3 million in loans from the PPP at December 31, 2022 and December 31, 2021, respectively.

(2) There were no loans from the PPP included in other commercial loans as of December 31, 2022. As of December 31, 2021, other commercial loans include approximately $5.1 million in loans from the PPP.

(3) Total loans included unamortized premiums and discounts, and unamortized deferred fees and costs totaling $50.4 million and $49.3 million as of December 31, 2022 and December 31, 2021, respectively.

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2022 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,099,555	$1,253	$45	$100	$307	$1,101,260
Commercial Real Estate - Owner Occupied	1,970,323	2,305	635	2,167	7,178	1,982,608
Commercial Real Estate - Non-Owner Occupied	3,993,091	1,121	48	607	1,263	3,996,130
Multifamily Real Estate	801,694	1,229	—	—	—	802,923
Commercial & Industrial	2,980,008	824	174	459	1,884	2,983,349
Residential 1-4 Family - Commercial	534,653	1,231	—	275	1,904	538,063
Residential 1-4 Family - Consumer	919,833	5,951	1,690	1,955	10,846	940,275
Residential 1-4 Family - Revolving	577,993	1,843	511	1,384	3,453	585,184
Auto	589,235	2,747	450	344	200	592,976
Consumer	151,958	351	125	108	3	152,545
Other Commercial	773,738	—	—	91	—	773,829
Total LHFI, net of deferred fees and costs	$14,392,081	$18,855	$3,678	$7,490	$27,038	$14,449,142
% of total loans	99.60%	0.13%	0.03%	0.05%	0.19%	100.00%

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2021 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$857,883	$1,357	$—	$299	$2,697	$862,236
Commercial Real Estate - Owner Occupied	1,987,133	1,230	152	1,257	5,637	1,995,409
Commercial Real Estate - Non-Owner Occupied	3,783,211	1,965	127	433	3,641	3,789,377
Multifamily Real Estate	778,429	84	—	—	113	778,626
Commercial & Industrial	2,536,100	1,161	1,438	1,897	1,647	2,542,243
Residential 1-4 Family - Commercial	601,946	1,844	272	990	2,285	607,337
Residential 1-4 Family - Consumer	795,821	3,368	2,925	3,013	11,397	816,524
Residential 1-4 Family - Revolving	554,652	1,493	363	882	3,406	560,796
Auto	458,473	1,866	249	241	223	461,052
Consumer	175,943	689	186	120	54	176,992
Other Commercial	605,214	37	—	—	—	605,251
Total LHFI, net of deferred fees and costs	$13,134,805	$15,094	$5,712	$9,132	$31,100	$13,195,843
% of total loans	99.54%	0.11%	0.04%	0.07%	0.24%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of December 31, 2022 (dollars in thousands):

	Nonaccrual	Nonaccrual With No ALLL	90 Days Past due and still Accruing
Construction and Land Development	$307	$—	$100
Commercial Real Estate - Owner Occupied	7,178	908	2,167
Commercial Real Estate - Non-Owner Occupied	1,263	—	607
Commercial & Industrial	1,884	1	459
Residential 1-4 Family - Commercial	1,904	—	275
Residential 1-4 Family - Consumer	10,846	—	1,955
Residential 1-4 Family - Revolving	3,453	—	1,384
Auto	200	—	344
Consumer	3	—	108
Other Commercial	—	—	91
Total LHFI	$27,038	$909	$7,490

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

There was no interest income recognized on nonaccrual loans during the years ended December 31, 2022 and 2021. See Note 1 “Summary of Significant Accounting Policies” for additional information on the Company’s policies for nonaccrual loans.

Troubled Debt Restructurings

As of December 31, 2022, the Company had TDRs totaling $14.2 million with an estimated $739,000 of allowance for those loans. As of December 31, 2021, the Company had TDRs totaling $18.0 million with an estimated $859,000 of allowance for those loans.

A TDR occurs when a lender, for economic or legal reasons, grants a concession to the borrower related to the borrower’s financial difficulties, that it would not otherwise consider. All loans that are considered to be TDRs are evaluated for credit losses in accordance with the Company’s ALLL methodology. For the years ended December 31, 2022 and 2021, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by class, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022			December 31, 2021
	No. of	Recorded	Outstanding	No. of	Recorded	Outstanding
	Loans	Investment	Commitment	Loans	Investment	Commitment
Performing
Construction and Land Development	3	$155	$—	4	$201	$—
Commercial Real Estate - Owner Occupied	2	997	—	3	572	—
Commercial & Industrial	1	93	—	—	—	—
Residential 1-4 Family - Consumer	83	7,761	—	75	9,021	—
Residential 1-4 Family - Revolving	3	254	5	3	265	4
Consumer	1	13	—	2	15	—
Other Commercial	—	—	—	1	239	—
Total performing	93	$9,273	$5	88	$10,313	$4
Nonperforming
Commercial Real Estate - Owner Occupied	1	$15	$—	2	$830	$—
Commercial Real Estate - Non-Owner Occupied	2	233	—	3	1,357	—
Commercial & Industrial	2	375	—	3	729	—
Residential 1-4 Family - Commercial	3	332	—	3	388	—
Residential 1-4 Family - Consumer	23	3,869	—	24	4,239	—
Residential 1-4 Family - Revolving	3	93	—	3	99	—
Total nonperforming	34	$4,917	$—	38	$7,642	$—
Total performing and nonperforming	127	$14,190	$5	126	$17,955	$4

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the years ended December 31, 2022 and 2021, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the years ended December 31, 2022 and 2021 (dollars in thousands):

	2022		2021
		Recorded		Recorded
	No. of	Investment at	No. of	Investment at
	Loans	Period End	Loans	Period End
Term modification, at a market rate
Commercial Real Estate - Owner Occupied	1	$766	—	$—
Commercial Real Estate - Non-Owner Occupied	—	—	1	153
Residential 1-4 Family - Consumer	—	—	2	101
Total loan term extended at a market rate	1	$766	3	$254

Term modification, below market rate
Residential 1-4 Family - Consumer	21	$1,524	12	$1,810
Consumer	—	—	1	15
Total loan term extended at a below market rate	21	$1,524	13	$1,825

Interest rate modification, below market rate
Residential 1-4 Family - Commercial	—	$—	1	$45
Total interest only at below market rate of interest	—	$—	1	$45

Total	22	$2,290	17	$2,124

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by loan segment for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$77,902	$21,885	$99,787	$117,403	$43,137	$160,540
Loans charged-off	(4,137)	(3,272)	(7,409)	(5,186)	(4,897)	(10,083)
Recoveries credited to allowance	2,426	2,650	5,076	4,915	3,303	8,218
Provision charged to operations	6,562	6,752	13,314	(39,230)	(19,658)	(58,888)
Balance at end of period	$82,753	$28,015	$110,768	$77,902	$21,885	$99,787

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

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of December 31, 2022 (dollars in thousands):

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Construction and Land Development
Pass	$357,688	$499,738	$107,559	$17,191	$33,801	$36,335	$34,345	$1,086,657
Watch	242	1,637	—	—	115	1,669	—	3,663
Special Mention	2,843	411	—	—	—	93	—	3,347
Substandard	1,254	3,148	40	211	1,345	1,595	—	7,593
Total Construction and Land Development	$362,027	$504,934	$107,599	$17,402	$35,261	$39,692	$34,345	$1,101,260

Commercial Real Estate - Owner Occupied
Pass	$258,953	$215,414	$257,740	$282,110	$228,410	$624,238	$17,190	$1,884,055
Watch	1,060	176	2,437	9,567	9,736	31,331	916	55,223
Special Mention	—	256	—	93	1,332	18,766	132	20,579
Substandard	—	2,565	474	4,728	1,591	12,979	414	22,751
Total Commercial Real Estate - Owner Occupied	$260,013	$218,411	$260,651	$296,498	$241,069	$687,314	$18,652	$1,982,608

Commercial Real Estate - Non-Owner Occupied
Pass	$496,079	$661,977	$385,084	$517,834	$373,126	$1,389,507	$34,804	$3,858,411
Watch	—	2,151	2,091	11,915	19,550	20,683	2	56,392
Special Mention	232	—	—	25,578	702	7,381	—	33,893
Substandard	—	—	10,460	3,083	29,012	4,879	—	47,434
Total Commercial Real Estate - Non-Owner Occupied	$496,311	$664,128	$397,635	$558,410	$422,390	$1,422,450	$34,806	$3,996,130

Commercial & Industrial
Pass	$849,547	$536,982	$262,093	$182,263	$67,648	$120,326	$846,059	$2,864,918
Watch	1,399	1,305	18,682	5,039	12,843	1,984	41,836	83,088
Special Mention	—	222	393	2,145	354	1,773	12,380	17,267
Substandard	94	513	112	2,911	1,449	1,339	11,658	18,076
Total Commercial & Industrial	$851,040	$539,022	$281,280	$192,358	$82,294	$125,422	$911,933	$2,983,349

Multifamily Real Estate
Pass	$111,798	$90,952	$204,159	$47,240	$59,883	$231,745	$52,025	$797,802
Watch	—	—	—	350	442	416	—	1,208
Special Mention	—	—	—	3,826	—	87	—	3,913
Total Multifamily Real Estate	$111,798	$90,952	$204,159	$51,416	$60,325	$232,248	$52,025	$802,923

Residential 1-4 Family - Commercial
Pass	$58,534	$86,881	$77,110	$50,721	$38,090	$199,783	$803	$511,922
Watch	500	—	539	852	1,532	5,378	113	8,914
Special Mention	—	—	94	7,771	582	2,630	—	11,077
Substandard	—	632	1,400	463	473	2,883	299	6,150
Total Residential 1-4 Family - Commercial	$59,034	$87,513	$79,143	$59,807	$40,677	$210,674	$1,215	$538,063

Other Commercial
Pass	$197,454	$211,438	$149,567	$119,795	$3,522	$69,243	$14,177	$765,196
Watch	5,095	—	—	12	—	3,435	—	8,542
Substandard	—	—	—	—	—	—	91	91
Total Other Commercial	$202,549	$211,438	$149,567	$119,807	$3,522	$72,678	$14,268	$773,829

Total Commercial
Pass	$2,330,053	$2,303,382	$1,443,312	$1,217,154	$804,480	$2,671,177	$999,403	$11,768,961
Watch	8,296	5,269	23,749	27,735	44,218	64,896	42,867	217,030
Special Mention	3,075	889	487	39,413	2,970	30,730	12,512	90,076
Substandard	1,348	6,858	12,486	11,396	33,870	23,675	12,462	102,095
Total Commercial	$2,342,772	$2,316,398	$1,480,034	$1,295,698	$885,538	$2,790,478	$1,067,244	$12,178,162

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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of December 31, 2022 (dollars in thousands):

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Residential 1-4 Family - Consumer
Current	$212,697	$263,734	$162,826	$36,197	$22,629	$221,738	$12	$919,833
30-59 Days Past Due	174	2,169	89	46	220	3,253	—	5,951
60-89 Days Past Due	—	—	—	—	413	1,277	—	1,690
90+ Days Past Due	—	—	—	64	—	1,891	—	1,955
Nonaccrual	—	423	—	307	940	9,176	—	10,846
Total Residential 1-4 Family - Consumer	$212,871	$266,326	$162,915	$36,614	$24,202	$237,335	$12	$940,275

Residential 1-4 Family - Revolving
Current	$68,434	$13,810	$4,997	$1,672	$801	$476	$487,803	$577,993
30-59 Days Past Due	90	—	—	—	—	—	1,753	1,843
60-89 Days Past Due	—	—	—	—	—	—	511	511
90+ Days Past Due	—	—	—	—	—	—	1,384	1,384
Nonaccrual	—	149	57	—	13	—	3,234	3,453
Total Residential 1-4 Family - Revolving	$68,524	$13,959	$5,054	$1,672	$814	$476	$494,685	$585,184

Auto
Current	$285,036	$154,904	$81,710	$44,086	$15,974	$7,525	$—	$589,235
30-59 Days Past Due	808	772	451	456	134	126	—	2,747
60-89 Days Past Due	65	129	146	76	30	4	—	450
90+ Days Past Due	169	—	111	32	12	20	—	344
Nonaccrual	—	113	18	62	2	5	—	200
Total Auto	$286,078	$155,918	$82,436	$44,712	$16,152	$7,680	$—	$592,976

Consumer
Current	$36,513	$15,897	$11,019	$23,838	$16,084	$19,070	$29,537	$151,958
30-59 Days Past Due	61	27	36	113	34	61	19	351
60-89 Days Past Due	43	17	10	11	14	21	9	125
90+ Days Past Due	22	—	9	12	32	—	33	108
Nonaccrual	—	3	—	—	—	—	—	3
Total Consumer	$36,639	$15,944	$11,074	$23,974	$16,164	$19,152	$29,598	$152,545

Total Consumer
Current	$602,680	$448,345	$260,552	$105,793	$55,488	$248,809	$517,352	$2,239,019
30-59 Days Past Due	1,133	2,968	576	615	388	3,440	1,772	10,892
60-89 Days Past Due	108	146	156	87	457	1,302	520	2,776
90+ Days Past Due	191	—	120	108	44	1,911	1,417	3,791
Nonaccrual	—	688	75	369	955	9,181	3,234	14,502
Total Consumer	$604,112	$452,147	$261,479	$106,972	$57,332	$264,643	$524,295	$2,270,980

The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of December 31, 2021 (dollars in thousands):

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Residential 1-4 Family - Consumer
Current	$248,904	$174,459	$47,905	$33,809	$44,179	$246,554	$11	$795,821
30-59 Days Past Due	—	157	143	807	460	1,801	—	3,368
60-89 Days Past Due	—	—	—	624	107	2,194	—	2,925
90+ Days Past Due	—	—	46	20	304	2,643	—	3,013
Nonaccrual	444	—	117	884	1,330	8,622	—	11,397
Total Residential 1-4 Family - Consumer	$249,348	$174,616	$48,211	$36,144	$46,380	$261,814	$11	$816,524

Residential 1-4 Family - Revolving
Current	$16,546	$9,511	$2,230	$1,056	$—	$484	$524,825	$554,652
30-59 Days Past Due	—	—	—	—	—	—	1,493	1,493
60-89 Days Past Due	—	—	—	—	—	—	363	363
90+ Days Past Due	—	—	—	—	—	—	882	882
Nonaccrual	—	63	—	18	—	—	3,325	3,406
Total Residential 1-4 Family - Revolving	$16,546	$9,574	$2,230	$1,074	$—	$484	$530,888	$560,796

Auto
Current	$207,229	$123,848	$72,427	$31,745	$16,020	$7,204	$—	$458,473
30-59 Days Past Due	299	382	518	259	245	163	—	1,866
60-89 Days Past Due	45	29	95	33	36	11	—	249
90+ Days Past Due	55	101	42	20	23	—	—	241
Nonaccrual	—	81	55	27	27	33	—	223
Total Auto	$207,628	$124,441	$73,137	$32,084	$16,351	$7,411	$—	$461,052

Consumer
Current	$25,084	$16,059	$38,594	$30,890	$12,853	$16,929	$35,534	$175,943
30-59 Days Past Due	31	94	201	186	63	26	88	689
60-89 Days Past Due	11	13	62	60	34	—	6	186
90+ Days Past Due	1	4	33	72	8	—	2	120
Nonaccrual	—	—	—	—	—	54	—	54
Total Consumer	$25,127	$16,170	$38,890	$31,208	$12,958	$17,009	$35,630	$176,992

Total Consumer
Current	$497,763	$323,877	$161,156	$97,500	$73,052	$271,171	$560,370	$1,984,889
30-59 Days Past Due	330	633	862	1,252	768	1,990	1,581	7,416
60-89 Days Past Due	56	42	157	717	177	2,205	369	3,723
90+ Days Past Due	56	105	121	112	335	2,643	884	4,256
Nonaccrual	444	144	172	929	1,357	8,709	3,325	15,080
Total Consumer	$498,649	$324,801	$162,468	$100,510	$75,689	$286,718	$566,529	$2,015,364

The Company did not have any material revolving loans convert to term during the years ended December 31, 2022 and 2021.

4. PREMISES AND EQUIPMENT

The Company’s premises and equipment as of December 31, 2022 and 2021 are as follows (dollars in thousands):

	2022	2021
Land	$29,741	$32,286
Land improvements and buildings	106,123	111,199
Leasehold improvements	21,529	23,195
Furniture and equipment	74,940	76,356
Construction in progress	1,296	1,717
Total	233,629	244,753
Accumulated depreciation and amortization	(115,386)	(109,945)
Bank premises and equipment, net	$118,243	$134,808

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $14.2 million, $15.9 million, and $15.2 million, respectively. Refer to Note 6 “Leases” for further discussion regarding the Company’s leasing arrangements.

In 2021, the Company determined it would close its operations center in March 2022, classifying it as held for sale at December 31, 2021, which resulted in an impairment expense of $11.7 million during the year ended December 31, 2021. The sale of the operations center was completed during the third quarter of 2022. The Company incurred no significant impairment expense during the year ended December 31, 2022. Refer to Note 13 “Fair Value Measurements” for further discussion regarding the Company’s fair value methodology. Write downs are included in “Other Expenses” within noninterest expense on the Company’s Consolidated Statements of Income.

5. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangibles are being amortized over the period of expected benefit, which ranges from four years to ten years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from four years to ten years, using various methods. The Company determined that there was no impairment to its goodwill or intangible assets as of the balance sheet date. In the normal course of business, the Company routinely monitors the impact of the changes in the financial markets and includes these assessments in the Company’s impairment process.

Effective June 30, 2022, the Company and the Bank, completed the sale of DHFB, which was formerly a subsidiary of the Bank, to Cary Street Partners Financial LLC, resulting in a reduction in both the Company’s goodwill of $10.3 million and intangible assets of $5.7 million.

In the third quarter of 2022, the Company moved from one reportable operating segment, the Bank, to two reportable operating segments, Wholesale Banking and Consumer Banking, which resulted in goodwill being allocated between the two reportable operating segments based on their relative fair values. The Company determined that there was no impairment to the Bank’s goodwill prior to and after reallocating goodwill.

The Company analyzed its intangible assets on a quarterly basis throughout 2022, and concluded no impairment existed as of the balance sheet date. Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
December 31, 2022
Core deposit intangibles	$85,491	$60,363	$25,128
Other amortizable intangibles	2,774	1,141	1,633
December 31, 2021
Core deposit intangibles	$101,724	$66,739	$34,985
Other amortizable intangibles	14,893	6,566	8,327

The following table presents the Company’s goodwill and intangible assets by operating segment as of December 31, 2022 and 2021 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
December 31, 2022
Goodwill	$629,630	$295,581	$—	$925,211
Intangible Assets	—	1,633	25,128	26,761
December 31, 2021
Goodwill	$629,630	$305,930	$—	$935,560
Intangible Assets	—	8,327	34,985	43,312

Refer to Note 17 “Segment Reporting and Revenue” for more information on the Company’s reportable operating segment changes.

Amortization expense of intangibles for the years ended December 31, 2022, 2021, and 2020 totaled $10.8 million, $13.9 million, and $16.6 million, respectively. As of December 31, 2022, the estimated remaining amortization expense of intangibles for the years ended is as follows (dollars in thousands):

2023	$8,518
2024	6,753
2025	5,154
2026	3,559
2027	1,986
Thereafter	791
Total estimated amortization expense	$26,761

6. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with terms ranging from 14 months to 125 months. In certain cases, the Company obtains lessee-provided residual value guarantees and third-party residual value insurance to reduce its residual asset risk. At December 31, 2022 and 2021, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $44.3 million and $23.0 million, respectively. For more information on the Company’s lessor arrangements, refer to Note 1 “Summary of Significant Accounting Policies” in this Form 10-K.

Total net investment in sales-type and direct financing leases consists of the following (dollars in thousands):

	December 31, 2022	December 31, 2021
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$266,380	$199,423
Unguaranteed residual values, net of unearned income and deferred selling profit	15,159	8,911
Total net investment in sales-type and direct financing leases	$281,539	$208,334

Lessee Arrangements

The Company’s lessee arrangements consist of operating and finance leases; however, the majority of the leases have been classified as non-cancellable operating leases and are primarily for real estate leases with remaining lease terms of up to 23 years. For more information on the Company’s lessee arrangements, refer to Note 1 “Summary of Significant Accounting Policies” in this Form 10-K.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information (dollars in thousands):

	December 31, 2022		December 31, 2021
	Operating	Finance	Operating	Finance
ROU assets	$35,729	$5,588	$40,653	$6,506
Lease liabilities	47,696	8,288	50,742	9,477
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	6.80	6.08	6.75	7.08
Weighted-average discount rate (1)	2.91%	1.17%	2.57%	1.17%

(1) An incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Year ended December 31,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$103	$117
Operating Cash Flows from Operating Leases	11,266	11,923
Financing Cash Flows from Finance Leases	1,189	1,144
ROU assets obtained in exchange for lease obligations:
Operating leases	$7,326	$3,666

	Year ended December 31,
	2022	2021
Net Operating Lease Cost	$8,839	$10,121
Finance Lease Cost:
Amortization of right-of-use assets	919	919
Interest on lease liabilities	103	117
Total Lease Cost	$9,861	$11,157

The maturities of lessor and lessee arrangements outstanding are presented in the table below (dollars in thousands):

	Year ended December 31,
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
2023	$66,192	$11,036	$1,325
2024	65,360	10,221	1,358
2025	54,432	8,098	1,392
2026	42,918	5,597	1,427
2027	32,036	4,279	1,462
Thereafter	35,553	13,935	1,626
Total undiscounted cash flows	296,491	53,166	8,590
Less: Adjustments (1)	30,111	5,470	302
Total (2)	$266,380	$47,696	$8,288

(1) Lessor – unearned income and unearned guaranteed residual value; Lessee – imputed interest.

(2) Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements.

7. DEPOSITS

The major types of interest-bearing deposits are as follows for the years ended December 31, (dollars in thousands):

	2022	2021
Interest-bearing deposits:
NOW accounts	$4,186,505	$4,176,032
Money market accounts	3,922,536	4,249,858
Savings accounts	1,130,899	1,121,297
Time deposits of $250,000 and over	405,060	452,193
Other time deposits	1,403,438	1,404,364
Total interest-bearing deposits	$11,048,438	$11,403,744
Demand deposits	4,883,239	5,207,324
Total deposits	$15,931,677	$16,611,068

As of December 31, 2022, the scheduled maturities of time deposits are as follows for the years ended December 31, (dollars in thousands):

2023	$1,199,381
2024	384,440
2025	167,690
2026	27,693
2027	28,085
Thereafter	1,209
Total scheduled maturities of time deposits	$1,808,498

The amount of time deposits held in CDARS accounts was $15.5 million and $20.7 million as of December 31, 2022 and 2021, respectively.

The Company classifies deposit overdrafts as LHFI within the “Other Commercial” category. As of December 31, 2022 and 2021, these deposits totaled $1.9 million and $2.0 million, respectively.

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

Total short-term borrowings as of December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Securities sold under agreements to repurchase	$142,837	$117,870
Federal Funds Purchased	160,000	—
FHLB Advances	1,016,000	—
Total short-term borrowings	$1,318,837	$117,870

Average outstanding balance during the period	$302,060	$113,030
Average interest rate during the period	1.79%	0.10%
Average interest rate at end of period	3.89%	0.07%

The Company maintains federal funds lines with several correspondent banks; the available balance was $1.0 billion and $997.0 million at December 31, 2022 and 2021, respectively. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both December 31, 2022 and 2021. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is in compliance with these covenants as of December 31, 2022 and 2021. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $6.0 billion at both December 31, 2022 and 2021.

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

In connection with several previous bank acquisitions, the Company issued $58.5 million and acquired $92.0 million of trust preferred capital notes. The remaining fair value discount on all acquired trust preferred capital notes was $12.5 million and $13.3 million at December 31, 2022 and 2021, respectively.

Total long-term borrowings consist of the following as of December 31, 2022 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities(4)
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	7.52%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	6.17%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	7.50%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	7.87%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	7.87%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	7.42%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	6.27%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	6.32%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	7.62%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt(3)(4)
2031 Subordinated Debt	250,000	—%	2.875%	12/15/2031
Total Subordinated Debt(5)	$250,000
Fair Value Discount(6)	(15,296)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$389,863
(1)	Rate as of December 31, 2022. Calculated using non-rounded numbers.
(2)	The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.
(3)	The remaining issuance discount as of December 31, 2022 is $2.8 million.
(4)	Qualifies as Tier 2 capital for the Company for regulatory purposes
(5)	Fixed-to-floating rate notes. On December 15, 2026, the interest rate changes to a floating rate of the then current Three-Month Term SOFR plus a spread of 186 bps through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after December 15, 2026.
(6)	Remaining discounts of $12.5 million and $2.8 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

Total long-term borrowings consist of the following as of December 31, 2021 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities(4)
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	2.96%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	1.61%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	2.94%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	3.31%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	3.31%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	2.86%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	1.71%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	1.76%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	3.06%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt(3)(4)
2031 Subordinated Debt	250,000	—%	2.875%	12/15/2031
Total Subordinated Debt(5)	$250,000
Fair Value Discount(6)	(16,435)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$388,724
(1)	Rate as of December 31, 2021. Calculated using non-rounded numbers.
(2)	The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company’s investment in the trusts is reported in "Other Assets" on the Company’s Consolidated Balance Sheets.
(3)	The remaining issuance discount as of December 31, 2021 is $3.1 million.
(4)	Qualifies as Tier 2 capital for the Company for regulatory purposes.
(5)	Fixed-to-floating rate notes. On December 15, 2026, the interest rate changes to a floating rate of the then current Three-Month Term SOFR plus a spread of 186 bps through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after December 15, 2026.
(6)	Remaining discounts of $13.3 million and $3.1 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of December 31, 2022, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
2023	$—	$—	$(1,162)	$(1,162)
2024	—	—	(1,187)	(1,187)
2025	—	—	(1,211)	(1,211)
2026	—	—	(1,236)	(1,236)
2027	—	—	(1,263)	(1,263)
Thereafter	155,159	250,000	(9,237)	395,922
Total long-term borrowings	$155,159	$250,000	$(15,296)	$389,863

(1)	Includes discount on Trust Preferred Capital Securities and Subordinated Debt.

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

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it is considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies.  The purpose of the CFPB’s notice process is to ensure that potential subjects of enforcement actions have the opportunity to respond to alleged violations and present their positions to the CFPB before an enforcement action is recommended or commenced. Should the CFPB commence a legal action, it may seek restitution to affected customers, civil monetary penalties, injunctive relief, or other corrective action. While a loss is reasonably possible related to this matter, an estimate is not possible at this time. The Company and the Bank are unable at this time to determine how or when the matter will be resolved or the significance, if any, to our business, financial condition, or results of operations.

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

As of December 31, 2022 and 2021, the Company’s reserves for unfunded commitment and indemnification were $14.1 million and $8.4 million, respectively.

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

The following table presents the balances of commitments and contingencies as of December 31, (dollars in thousands):

	2022	2021
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$5,229,252	$5,825,557
Letters of credit	156,459	152,506
Total commitments with off-balance sheet risk	$5,385,711	$5,978,063

(1)Includes unfunded overdraft protection.

As of December 31, 2022, the Company had approximately $273.5 million in deposits in other financial institutions of which $196.2 million served as collateral for cash flow and loan swap derivatives. As of December 31, 2021, the Company had approximately $187.4 million in deposits in other financial institutions of which $82.3 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $74.0 million and $102.0 million in deposits in other financial institutions that were uninsured at December 31, 2022 and 2021, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate contracts to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. For the over-the-counter derivatives cleared with the central clearinghouses, the variation margin is treated as a settlement of the related derivatives fair values. See Note 10 “Derivatives” for additional information.

As part of the Company’s liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged at December 31, 2022 and 2021 (dollars in thousands):

	Pledged Assets as of December 31, 2022
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$713,761	$579,550	$—	$1,293,311
Repurchase agreements	—	159,221	—	—	159,221
FHLB advances	—	36,039	—	2,679,316	2,715,355
Derivatives	196,180	57,114	—	—	253,294
Fed Funds	—	—	—	458,680	458,680
Other purposes	—	27,311	865	—	28,176
Total pledged assets	$196,180	$993,446	$580,415	$3,137,996	$4,908,037

	Pledged Assets as of December 31, 2021
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$703,489	$472,243	$—	$1,175,732
Repurchase agreements	—	130,217	—	—	130,217
FHLB advances	—	43,722	—	4,263,259	4,306,981
Derivatives	82,299	65,053	—	—	147,352
Fed Funds	—	—	—	392,067	392,067
Other purposes	—	22,003	985	—	22,988
Total pledged assets	$82,299	$964,484	$473,228	$4,655,326	$6,175,337

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

Derivatives Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to derivative counterparty credit risk, at any point in time, is equal to the amount reported as a derivative asset on the Company’s Consolidated Balance Sheets, assuming no recoveries of underlying collateral. The Company clears certain over-the-counter derivatives with central clearinghouses through futures commission merchants due to applicable regulatory requirements, which reduces the Company’s counterparty risk.

The Company also enters into legally enforceable master netting agreements and collateral agreements, where possible, with certain derivative counterparties to mitigate the risk of default on a bilateral basis. These bilateral agreements typically provide the right to offset exposures and require one counterparty to post collateral on derivative instruments in a net liability position to the other counterparty. For the over-the-counter derivatives cleared with central clearinghouses, the variation margin is treated as settlement of the related derivatives fair values.

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

At December 31, 2022 and 2021, the Company had interest rate swaps designated and qualifying as cash flow hedges of the Company’s forecasted variable interest receipts on variable rate loans due to changes in the interest rate with a notional amount of $900 million and $500 million, respectively. For each aforementioned agreement, the Company receives interest at a fixed rate and pays at a variable rate.

Fair Value Hedges

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. For the years ended December 31, 2022 and 2021, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $83.6 million and $88.6 million, respectively, and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $11.0 million and unrealized loss of $620,000, respectively.

AFS Securities: The Company has entered into a swap agreement to hedge the interest rate risk on a portion of its fixed rate AFS securities. For the years ended December 31, 2022 and 2021, the aggregate notional amount of the related hedged items of the AFS securities totaled $50.0 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $1.9 million and unrealized loss of $4.1 million, respectively.

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

RPAs

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

The following table summarizes key elements of the Company’s derivative instruments as of December 31, 2022 and 2021, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	December 31, 2022			December 31, 2021
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$1,163	$6,599	$500,000	$—	$—
Fair value hedges	133,576	4,117	—	138,606	—	5,387
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	5,820,005	75,030	229,401	5,017,574	73,696	49,051
(1)	Notional amounts are not recorded on the Company’s Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.
(2)	Balances represent fair value of derivative financial instruments.
(3)	The Company’s cleared derivatives are classified as a single-unit of accounting, resulting in the fair value of the designated swap being reduced by the variation margin, which is treated as settlement of the related derivatives fair value for accounting purposes and is reported on a net basis at December 31, 2022 and 2021.
(4)	Includes RPAs.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022		December 31, 2021
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$91,388	$(1,889)	$112,562	$4,051
Loans	83,576	(10,832)	88,606	546
(1)	These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. For the periods ended December 31, 2022 and 2021, the amortized cost basis of this portfolio was $91 million and $113 million, respectively, and the cumulative basis adjustment associated with this hedge was $1.9 million and $4.1 million, respectively. The amount of the designated hedged item at December 31, 2022 and 2021 totaled $50 million.
(2)	Carrying value represents amortized cost.
(3)

11. STOCKHOLDERS’ EQUITY

Repurchase Programs

On May 4, 2021, the Company’s Board of Directors authorized a share repurchase program to purchase up to $125.0 million of the Company’s common stock through June 30, 2022 in open market transactions or privately negotiated transactions, which was fully utilized as of September 30, 2021. The Company repurchased an aggregate of approximately 3.4 million shares, at an average price of $36.99 per share, pursuant to this authorization.

On December 10, 2021, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $100.0 million of the Company’s common stock in open market transactions or privately negotiated transactions. The Company repurchased an aggregate of approximately 1.3 million shares (or approximately $48.2 million) through this repurchase program, before it expired on December 9, 2022.

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

Accumulated Other Comprehensive (Loss) Income

The change in AOCI (loss) for the year ended December 31, 2022 is summarized as follows, net of tax (dollars in thousands):

		Unrealized
		Gains
		(Losses) for
	Unrealized	AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred	Value of Cash	(Losses)
	Securities	to HTM	Flow Hedges	on BOLI	Total
AOCI - December 31, 2021	$22,763	$35	$(1,567)	$(2,596)	$18,635
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(386,684)	—	(53,043)	2,205	(437,522)
Amounts reclassified from AOCI into earnings	2	(18)	—	617	601
Net current period other comprehensive (loss) income	(386,682)	(18)	(53,043)	2,822	(436,921)
AOCI (loss) - December 31, 2022	$(363,919)	$17	$(54,610)	$226	$(418,286)

The change in AOCI for the year ended December 31, 2021 is summarized as follows, net of tax (dollars in thousands):

		Unrealized
		Gains
		(Losses) for
	Unrealized	AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred	Value of Cash	(Losses) on
	Securities	to HTM	Flow Hedges	BOLI	Total
AOCI - December 31, 2020	$74,161	$55	$—	$(3,201)	$71,015
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassification	(51,329)	—	(1,520)	—	(52,849)
Amounts reclassified from AOCI into earnings	(69)	(20)	(47)	605	469
Net current period other comprehensive (loss) income	(51,398)	(20)	(1,567)	605	(52,380)
AOCI - December 31, 2021	$22,763	$35	$(1,567)	$(2,596)	$18,635

The change in AOCI for the year ended December 31, 2020 is summarized as follows, net of tax (dollars in thousands):

		Unrealized
		Gains
		(Losses) for
	Unrealized	AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred	Value of Cash	(Losses)
	Securities	to HTM	Flow Hedges	on BOLI	Total
AOCI - December 31, 2019	$37,877	$75	$(782)	$(1,595)	$35,575
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	45,996	—	(699)	(2,098)	43,199
Amounts reclassified from AOCI into earnings	(9,712)	(20)	1,481	492	(7,759)
Net current period other comprehensive income (loss)	36,284	(20)	782	(1,606)	35,440
AOCI - December 31, 2020	$74,161	$55	$—	$(3,201)	$71,015

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

As of December 31, 2022 and 2021, the most recent notification from the FRB categorized the Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

On March 27, 2020, the banking agencies issued an interim final rule that allows the Company to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.  The Company is allowed to include the impact of the CECL transition, which is defined as the CECL Day 1 impact to capital plus 25% of the Company’s provision for credit losses during 2020, in regulatory capital through 2021. The Company elected to phase in the regulatory capital impact as permitted under the aforementioned interim final rule. The CECL transition amount will be phased out of regulatory capital over a three-year period beginning in 2022 and ending in 2024.

The Company and the Bank’s capital amounts and ratios are also presented in the following table at December 31, 2022 and 2021 (dollars in thousands):

					Required in Order to Be
			Required for Capital		Well Capitalized Under
	Actual		Adequacy Purposes		PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$1,684,088	9.95%	$761,648	4.50%	NA	NA
Atlantic Union Bank	2,154,594	12.81%	756,883	4.50%	1,093,276	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	1,850,444	10.93%	1,014,869	6.00%	NA	NA
Atlantic Union Bank	2,154,594	12.81%	1,009,178	6.00%	1,345,570	8.00%
Total capital to risk weighted assets:
Consolidated	2,319,160	13.70%	1,354,254	8.00%	NA	NA
Atlantic Union Bank	2,238,106	13.30%	1,346,229	8.00%	1,682,786	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	1,850,444	9.42%	785,751	4.00%	NA	NA
Atlantic Union Bank	2,154,594	11.02%	782,067	4.00%	977,583	5.00%
As of December 31, 2021
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$1,569,752	10.24%	$689,832	4.50%	NA	NA
Atlantic Union Bank	1,990,753	13.03%	687,520	4.50%	993,085	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	1,736,108	11.32%	920,199	6.00%	NA	NA
Atlantic Union Bank	1,990,753	13.03%	916,694	6.00%	1,222,258	8.00%
Total capital to risk weighted assets:
Consolidated	2,173,543	14.17%	1,227,124	8.00%	NA	NA
Atlantic Union Bank	2,044,123	13.38%	1,222,196	8.00%	1,527,745	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	1,736,108	9.01%	770,747	4.00%	NA	NA
Atlantic Union Bank	1,990,753	10.37%	767,889	4.00%	959,862	5.00%

13. FAIR VALUE MEASUREMENTS

The Company follows ASC 820, Fair Value Measurement to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

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

Derivative Instruments

As discussed in Note 10 “Derivatives,” the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to borrower’s performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. No material differences were identified during the validation as of December 31, 2022 and 2021. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of December 31, 2022 and 2021 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company primarily uses the Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2022 and 2021.

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

The Company may periodically have other non-residential real estate LHFS that are recorded using lower of cost or market. Unrealized losses on these non-residential real estate LHFS are recognized through a valuation allowance and gains on sale are recorded in “Other operating income” on the Company’s Consolidated Statements of Income.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021 (dollars in thousands):

	Fair Value Measurements at December 31, 2022 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$56,606	$5,337	$—	$61,943
Obligations of states and political subdivisions	—	807,435	—	807,435
Corporate and other bonds(1)	—	226,380	—	226,380
MBS	—	1,644,394	—	1,644,394
Other securities	—	1,664	—	1,664
LHFS	—	3,936	—	3,936
Derivatives:
Interest rate contracts(2)	—	75,032	—	75,032
Cash flow hedges	—	1,163	—	1,163
Fair value hedges	—	4,117	—	4,117

LIABILITIES
Derivatives:
Interest rate contracts(2)	$—	$229,401	$—	$229,401
Cash flow hedges	—	6,599	—	6,599

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to foreclosed properties, former bank premises, and collateral-dependent loans that are individually assessed. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The assets for which a nonrecurring fair value measurement was recorded were $6.3 million and $11.3 million during the periods ended December 31, 2022 and 2021, respectively. The nonrecurring valuation adjustments for these assets did not have a material impact on the Company’s consolidated financial statements.

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

The Company primarily uses the Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2022 and 2021. The Company’s Level 3 securities are a result of the Access acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third-party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third-party vendor that specializes in hard-to-value securities, and are based on a discounted cash flow model and considerations for the complexity of the instrument, likelihood it will be called and credit ratings. The Company reviews the valuation of both security types for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2022 and 2021.

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

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2022 and 2021 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2022 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$319,948	$319,948	$—	$—	$319,948
AFS securities	2,741,816	56,606	2,685,210	—	2,741,816
HTM securities	847,732	—	798,778	3,109	801,887
Restricted stock	120,213	—	120,213	—	120,213
LHFS	3,936	—	3,936	—	3,936
Net loans	14,338,374	—	—	13,974,926	13,974,926
Derivatives:
Interest rate contracts(1)	75,032	—	75,032	—	75,032
Cash flow hedges	1,163	—	1,163	—	1,163
Fair value hedges	4,117	—	4,117	—	4,117
Accrued interest receivable	81,953	—	81,953	—	81,953
BOLI	440,656	—	440,656	—	440,656

LIABILITIES
Deposits	$15,931,677	$—	$15,927,361	$—	$15,927,361
Borrowings	1,708,700	—	1,645,095	—	1,645,095
Accrued interest payable	5,268	—	5,268	—	5,268
Derivatives:
Interest rate contracts(1)	229,401	—	229,401	—	229,401
Cash flow hedges	6,599	—	6,599	—	6,599

(1) Includes RPAs.	Fair Value Measurements at December 31, 2021 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$802,501	$802,501	$—	$—	$802,501
AFS securities	3,481,650	64,474	3,417,176	—	3,481,650
HTM securities	628,000	—	686,733	7,041	693,774
Restricted stock	76,825	—	76,825	—	76,825
LHFS	20,861	—	20,861	—	20,861
Net loans	13,096,056	—	—	12,861,274	12,861,274
Derivatives:
Interest rate contracts	73,696	—	73,696	—	73,696
Accrued interest receivable	65,015	—	65,015	—	65,015
BOLI	431,517	—	431,517	—	431,517

LIABILITIES
Deposits	$16,611,068	$—	$16,630,087	$—	$16,630,087
Borrowings	506,594	—	488,796	—	488,796
Accrued interest payable	933	—	933	—	933
Derivatives:
Interest rate contracts	49,051	—	49,051	—	49,051
Fair value hedges	5,387	—	5,387	—	5,387

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

14. EMPLOYEE BENEFITS AND STOCK BASED COMPENSATION

The Company has a 401(k) Plan designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, that allows employees to defer a portion of their salary compensation as savings for retirement. The 401(k) Plan provides for the Company to match employee contributions based on each employee’s elected contribution percentage. For each employee’s 1% through 3% dollar contributions, the Company will match 100% of such dollar contributions, and for each employee’s 4% through 5% dollar contributions, the Company will match 50% of such dollar contributions. All employees are eligible to participate in the 401(k) Plan after meeting minimum age and service requirements. The Company also has an ESOP. All employees of the Company meeting minimum age and service requirements are eligible to participate in the ESOP plan. The Company makes discretionary profit-sharing contributions into the 401(k) Plan and ESOP, and other cash bonus payments. Company discretionary contributions to both the 401(k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vest according to the respective plan’s vesting schedule. Employee contributions to the ESOP are not allowed.

The following 401(k) Plan match and other discretionary contributions were made to the Company’s employees, in accordance with the plans described above, in 2022, 2021, and 2020 (dollars in thousands):

	2022	2021	2020
401(k) Plan	$7,037	$6,515	$6,265
ESOP	750	750	1,000
Cash	667	674	697
Total	$8,454	$7,939	$7,962

The Company maintains certain deferred compensation arrangements with employees and certain current and former members of the Board of Directors. Under these deferred compensation plans, the Company had an obligation of $14.9 million at December 31, 2022 and $17.5 million at December 31, 2021. The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations.

The Atlantic Union Bankshares Corporation Stock and Incentive Plan, as amended and restated, became effective on May 4, 2021 (the “Plan”), and authorizes the Company to issue up to 4,000,000 shares of its common stock. No awards may be granted under the Plan after May 3, 2031. As of December 31, 2022, there were 1,556,274 shares available for future issuance under the Plan. The Plan was originally adopted by the Board on November 2, 2010, and became effective on January 1, 2011, following shareholder approval, and was later amended and restated by the Board on January 29, 2015, which amendment and restated became effective on April 21, 2015, following shareholder approval.

The Plan authorizes the granting of stock-based awards to key employees and non-employee directors of the Company and its subsidiaries in the form of: (i) stock options; (ii) RSAs, (iii) restricted stock units, (iv) stock awards; (v) PSUs; and (vi) performance cash awards. The Company issues new shares to satisfy stock-based awards. For option awards, the option price cannot be less than the fair market value of the stock on the grant date. Stock option awards have a maximum term of ten years from the date of grant, and generally become exercisable over a five year period beginning on the first anniversary of the date of grant. The Company has not granted any stock options since February 2012; however, did acquire some additional stock options with the acquisition of Access that had a maximum term of five years from the date of grant, and generally became exercisable over a four year period beginning on the first anniversary of the date of grant. RSAs and PSUs typically have vesting schedules over a three-year period and the expense is recognized over the vesting period.

For the years ended December 31, 2022, 2021, and 2020, the Company recognized stock-based compensation expense, which is included in “Salaries and benefits” expense on the Company’s Consolidated Statements of Income (dollars in thousands, except per share data) as follows:

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation expense	$10,609	$10,091	$9,258
Reduction of income tax expense	2,228	2,119	1,944
Per share compensation cost	$0.11	$0.10	$0.09

Stock Options

The following table summarizes the stock option activity during the year ended December 31, 2022:

			Weighted
		Weighted	Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(shares)	Price	Life	Value
Outstanding as of December 31, 2021	208,755	$35.43
Granted	—	—
Exercised	(111,774)	34.56
Forfeited	(1,512)	31.83
Expired	(12,102)	37.70
Outstanding as of December 31, 2022	83,367	36.32	0.57	$105,665
Exercisable as of December 31, 2022	76,693	36.71	0.52	83,574

During the year ended December 31, 2022, there were 111,774 stock options exercised with a total intrinsic value (the amount by which the stock price exceeded the exercise price) and fair value of approximately $701,000 and $4.6 million, respectively. Cash received from the exercise of stock options for the year ended December 31, 2022 was approximately $3.9 million, and the tax benefit realized from tax deductions associated with options exercised during the year was approximately $122,000. The total intrinsic value of all stock options outstanding was $106,000 as of December 31, 2022.

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

The following table summarizes the restricted stock activity for the year ended December 31, 2022:

		Weighted
	Number of	Average
	Shares of	Grant-Date Fair
	RSAs	Value
Unvested as of December 31, 2021	400,067	$36.55
Granted	273,010	37.99
Net settle for taxes	(69,025)	36.56
Vested	(202,311)	36.29
Forfeited	(29,635)	37.90
Unvested as of December 31, 2022	372,106	37.63

Performance Stock

The Plan permits the granting of PSUs. PSUs are granted to certain employees at no cost to the recipient and are subject to vesting based on achieving certain performance metrics. Outstanding PSUs may be paid in cash or shares of common stock or a combination thereof. Holders of PSUs have no right to vote the shares represented by the units until vested. In 2022, the PSUs awarded were market-based awards with the number of PSUs ultimately earned based on the Company’s relative total shareholder return as measured over the performance period.

	Number of	Weighted Average
	Shares of	Grant-
	PSUs	Date Fair Value
Unvested as of December 31, 2021	229,355	$33.89
Granted	82,754	41.92
Net settle for taxes	(13,492)	36.16
Vested	(41,374)	36.16
Forfeited	(26,802)	37.09
Unvested as of December 31, 2022	230,441	35.86

During years ended December 31, 2022, 2021 and 2020 PSUs were awarded with a market-based component based on relative total shareholder return. The fair value of each PSU granted is estimated using the Monte Carlo simulation lattice model that uses the assumptions noted in the following table:

	2022	2021	2020
Dividend yield(1)	3.95%	2.66%	2.83%
Expected life in years(2)	2.25	2.85	2.86
Expected volatility(3)	36.32%	45.75%	24.33%
Risk-free interest rate(4)	4.18%	0.20%	1.35%
(1)	Calculated as the ratio of the current dividend paid per the stock price on the date of grant.
(2)	Represents the remaining performance period as of the grant date.
(3)	Based on the historical volatility for the period commensurate with the expected life of the PSUs.
(4)	Based upon the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the grant date.

The estimated unamortized compensation expense, net of estimated forfeitures, related to, restricted stock, performance stock and stock options issued and outstanding as of December 31, 2022 that will be recognized in future periods is as follows (dollars in thousands):

	Restricted	Performance	Stock
	Stock	Stock	Options	Total
2023	$5,303	$1,853	$2,766	$9,922
2024	3,155	1,060	—	4,215
2025	618	—	—	618
2026	9	—	—	9
Total	$9,085	$2,913	$2,766	$14,764

15. INCOME TAXES

The Company files income tax returns in the U.S., the Commonwealth of Virginia, and other states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2019.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Deferred tax assets:
Credit losses	$33,714	$30,132
Benefit plans	3,290	4,016
Acquisition accounting	3,866	5,711
Lease right-of-use asset	11,982	12,889
Stock grants	2,449	2,642
Foreclosed and former bank owned property	2,955	6,110
Securities available for sale	97,572	—
Prime loan swap	14,517	—
Net operating losses	30,911	41,573
Nonaccrual loans	589	733
Other	2,845	4,760
Total deferred tax assets	$204,690	$108,566
Deferred tax liabilities:
Acquisition accounting	$10,992	$13,252
Lease right-of-use liability	8,846	10,105
Premises and equipment	59,341	47,832
Securities available for sale	—	5,157
Other	1,346	1,193
Total deferred tax liabilities	80,525	77,539
Net deferred tax asset	$124,165	$31,027

At December 31, 2022, the Company had federal net operating loss carryforwards of approximately $50 million, of which approximately $29 million under pre-2018 law can be carried forward 20 years, and $21 million that can be carried forward indefinitely. The Company also had state net operating loss carryforwards of approximately $485 million at December 31, 2022, of which approximately $210 million will begin to expire after 2026, and $275 million that can be carried forward indefinitely. In assessing the ability to realize deferred tax assets, the Company considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies in accordance with ASC 740-10-30. Based on its latest analysis, at December 31, 2022, the Company concluded that it is more likely than not that the Company would be able to fully realize its deferred tax asset.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable ASC 740, Income Taxes.

The income tax expense for the years ended December 31, 2022, 2021, and 2020 consists of the following (dollars in thousands):

	2022	2021	2020
Current tax expense	$20,389	$11,330	$25,376
Deferred tax expense	25,055	43,512	2,690
Income tax expense	$45,444	$54,842	$28,066

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income for the years ended December 31, 2022, 2021, and 2020 due to the following (dollars in thousands):

	2022	2021	2020
Computed "expected" tax expense	$58,790	$66,939	$39,122
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(11,615)	(9,820)	(8,844)
State income tax expense(benefit)	880	(1,039)	(310)
Other, net	(2,611)	(1,238)	(1,902)
Income tax expense	$45,444	$54,842	$28,066

For the years ended December 31, 2022, 2021, and 2020, the effective tax rates were 16.2%, 17.2% and 15.1%, respectively, and tax credits totaled approximately $4.0 million, $3.6 million and $3.0 million, respectively.

16. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

The following table presents basic and diluted EPS calculations for the years ended December 31, (in thousands except per share data):

	2022	2021	2020
Net Income:
Net income	$234,510	$263,917	$158,228
Less: Preferred Stock Dividends	11,868	11,868	5,658
Net income available to common shareholders	$222,642	$252,049	$152,570

Weighted average shares outstanding, basic	74,949	77,400	78,859
Dilutive effect of stock awards	4	18	17
Weighted average shares outstanding, diluted	74,953	77,418	78,876

Earnings per common share, basic	$2.97	$3.26	$1.93
Earnings per common share, diluted	$2.97	$3.26	$1.93

17. SEGMENT REPORTING AND REVENUE

Operating Segments

Historically, the Company has had only one reportable operating segment, the Bank. In the third quarter of 2022, however, the Company completed system conversions that allow its chief operating decision makers to evaluate the business, establish the overall business strategy, allocate resources, and assess business performance within two reportable operating segments—Wholesale Banking and Consumer Banking—while corporate support functions such as corporate treasury and others will be included in Corporate Other. Goodwill was evaluated for impairment prior to re-allocating to the new reportable operating segments based on relative fair value.

As of December 31, 2022, the Company’s operating segments include the following:

●	Wholesale Banking: The Wholesale Banking segment provides loan and deposit services, as well as treasury management and capital market services to wholesale customers primarily throughout Virginia, Maryland, North Carolina, and South Carolina. These customers include commercial real estate and commercial and industrial customers. This segment also includes the Company’s public finance subsidiary and the equipment finance subsidiary, which has nationwide exposure.
●	Consumer Banking: The Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division and the wealth management division, which consists of private banking, trust, investment management, and advisory services.
●	Corporate Other: Corporate Other includes the Company’s Corporate Treasury functions, such as management of the investment securities portfolio, long-term debt, short-term liquidity and funding activities, balance sheet risk management, and other corporate support functions, as well as intercompany eliminations.

The Company restated its segment information for the year ended December 31, 2021 under the new basis with two reportable operating segments; however, the Company determined that it is impracticable to restate segment information for the year ended December 31, 2020. Therefore, no such disclosures are presented for 2020, when the Company’s only reportable operating segment was the Bank.

Segment Reporting Methodology

The Company’s segment reporting is based on a “management approach” as described in Note 1 “Summary of Significant Accounting Policies.” Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process. A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

The following is additional information on the methodologies used in preparing the operating segment results:

●	Net interest income: Interest income from LHFI and interest expense from deposits are reflected within respective operating segments. The Company uses a funds transfer pricing methodology which utilizes the matched funding approach to allocate a cost of funds used or credit for funds provided to all operating segment loans and deposits.
●	Provision for credit losses: Provision for credit losses is assigned to operating segments based on the Company’s allowance methodology, driven by loan pool level information.
●	Noninterest income: Noninterest fees and other revenue associated with loans or customers are included within each operating segment.
●	Noninterest expense: Certain noninterest expenses incurred by corporate support functions are allocated based on assumptions regarding the extent to which each operating segment actually uses the services.
●	Goodwill: Goodwill is assigned to reportable operating segments based on the relative fair value of each segment.

Segment Results

The following tables present the Company’s operating segment results for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
Year Ended December 31, 2022
Net interest income	$296,040	$228,550	$59,671	$584,261
Provision for credit losses	11,517	7,472	39	19,028
Net interest income after provision for credit losses	284,523	221,078	59,632	565,233
Noninterest income	24,094	69,362	25,067	118,523
Noninterest expenses	143,065	238,117	22,620	403,802
Income before income taxes	$165,552	$52,323	$62,079	$279,954
Year Ended December 31, 2021
Net interest income	$297,950	$225,630	$27,680	$551,260
Provision for credit losses	(34,225)	(26,663)	—	(60,888)
Net interest income after provision for credit losses	332,175	252,293	27,680	612,148
Noninterest income	14,002	85,008	26,796	125,806
Noninterest expenses	130,220	237,590	51,385	419,195
Income before income taxes	$215,957	$99,711	$3,091	$318,759

The following table presents the Company’s operating segment results for key balance sheet metrics as of December 31, 2022 and 2021 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
As of December 31, 2022
LHFI, net of deferred fees and costs(1)	$11,339,660	$3,126,615	$(17,133)	$14,449,142
Goodwill	629,630	295,581	—	925,211
Deposits	5,870,061	9,983,266	78,350	15,931,677
As of December 31, 2021
LHFI, net of deferred fees and costs(1)	$10,242,918	$2,976,200	$(23,275)	$13,195,843
Goodwill	629,630	305,930	—	935,560
Deposits	6,114,078	10,366,792	130,198	16,611,068

(1) Corporate Other includes acquisition accounting fair value adjustments

Revenue

The majority of the Company’s noninterest income is being accounted for in accordance with ASC 606, Revenue from Contracts with Customers and comes from short term contracts associated with fees for services provided on deposit accounts and credit cards from the Consumer and Wholesale Banking segments, as well as fiduciary and asset management fees from the Consumer Banking segment. Typically, the duration of a contract does not extend beyond the services performed; therefore, the Company concluded that discussion regarding contract balances is immaterial.

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

Noninterest income disaggregated by major source for the years ended December 31, 2022, 2021, and 2020 consisted of the following (dollars in thousands):

	2022	2021	2020
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$18,749	$17,126	$17,792
Maintenance fees & other	11,303	9,996	7,459
Other service charges, commissions, and fees (1)	6,765	6,595	6,292
Interchange fees (1)	9,110	8,279	7,184
Fiduciary and asset management fees (1):
Trust asset management fees	12,720	12,571	10,804
Registered advisor management fees	5,088	9,856	8,657
Brokerage management fees	4,606	5,135	4,189
Mortgage banking income	7,085	21,022	25,857
Bank owned life insurance income	11,507	11,488	9,554
Loan-related interest rate swap fees	12,174	5,620	15,306
Other operating income (2)(3)(4)	19,416	18,118	18,392
Total noninterest income	$118,523	$125,806	$131,486
(1)	Income within scope of ASC 606, Revenue from Contracts with Customers.
(2)	For the year ended December 31, 2020, includes $12.3 million gains on securities transactions and a $1.8 million loss related to the termination of a cash flow hedge.
(3)	For the year ended December 31, 2021, includes a $5.1 million gain on sale of Visa, Inc. Class B common stock.
(4)	For the year ended December 31, 2022, includes a $9.1 million gain related to the sale of DHFB.

The following tables present noninterest income disaggregated by reportable operating segment for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other(1)(2)	Total
Year Ended December 31, 2022
Noninterest income:
Deposit service charges	$6,781	$23,271	$—	$30,052
Other service charges and fees	1,763	5,002	—	6,765
Fiduciary and asset management fees	—	22,414	—	22,414
Mortgage banking income	—	7,085	—	7,085
Other income	15,550	11,590	25,067	52,207
Total noninterest income	$24,094	$69,362	$25,067	$118,523
Year Ended December 31, 2021
Noninterest income:
Deposit service charges	$6,009	$21,113	$—	$27,122
Other service charges and fees	1,689	4,906	—	6,595
Fiduciary and asset management fees	—	27,562	—	27,562
Mortgage banking income	—	21,022	—	21,022
Other income	6,304	10,405	26,796	43,505
Total noninterest income	$14,002	$85,008	$26,796	$125,806

(1)	Other income primarily consists of income from BOLI and equity investment income.
(2)

Other income includes a $9.1 million gain related to the sale of DHFB for the year ended December 31, 2022 and a $5.1 million gain on sale of Visa Inc. Class B common stock for the year ended December 31, 2021.

18. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may have loans issued to its executive officers, directors, and principal shareholders. Pursuant to its policy, such loans are made in the ordinary course of business and do not involve more than the normal risk of collectability.

19. PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by Atlantic Union Bankshares Corporation (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2022, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Parent Company without prior regulatory approval totaled approximately $485.7 million, or 20.5%, of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2022 and 2021

(Dollars in thousands)

	2022	2021
ASSETS
Cash	$17,472	$105,464
Other assets	41,942	34,376
Investment in subsidiaries	2,748,863	2,988,277
Total assets	$2,808,277	$3,128,117
LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term borrowings	$247,205	$246,895
Trust preferred capital notes	142,658	141,829
Other liabilities	45,677	29,322
Total liabilities	435,540	418,046
Total stockholders' equity	2,372,737	2,710,071
Total liabilities and stockholders' equity	$2,808,277	$3,128,117

PARENT COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

YEARS ENDED DECEMBER 31, 2022, 2021, and 2020

(Dollars in thousands)

	2022	2021	2020
Income:
Dividends received from subsidiaries	$102,215	$119,500	$97,880
Other operating income	(286)	3,770	1,338
Total income	101,929	123,270	99,218
Expenses:
Interest expense	14,477	13,210	13,506
Other operating expenses	9,819	17,471	8,249
Total expenses	24,296	30,681	21,755
Income before income taxes and equity in undistributed net income from subsidiaries	77,633	92,589	77,463
Income tax benefit	(10,892)	(12,626)	(5,439)
Equity in undistributed net income from subsidiaries	145,985	158,702	75,326
Net income	$234,510	$263,917	$158,228
Comprehensive (loss) income	$(202,411)	$211,537	$193,668

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022, 2021, and 2020

(Dollars in thousands)

	2022	2021	2020
Operating activities:
Net income	$234,510	$263,917	$158,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(145,985)	(158,702)	(75,326)
Non-cash dividend	(27,215)	—	—
Depreciation of premises and equipment	—	414	439
Write-down of corporate facilities	—	7,429	—
Acquisition accounting amortization, net	829	806	735
Issuance of common stock for services	819	567	804
Net increase in other assets	(9,663)	(10,726)	(3,005)
Net increase in other liabilities	11,370	12,944	10,038
Net cash provided by operating activities	64,665	116,649	91,913
Investing activities:
Net increase in premises and equipment	—	—	(306)
Proceeds from sale of former bank premises	2,524	—	—
Increase in equity method investments	(8,830)	(4,188)	(2,353)
Net cash used in investing activities	(6,306)	(4,188)	(2,659)
Financing activities:
Repayments of long-term borrowings	—	(150,000)	(8,500)
Net proceeds from issuance of long-term borrowings	—	246,869	—
Cash dividends paid - common stock	(86,899)	(84,307)	(78,860)
Cash dividends paid - preferred stock	(11,868)	(11,868)	(5,658)
Repurchase of common stock	(48,231)	(125,000)	(49,879)
Issuance of common stock	3,875	3,141	1,013
Issuance of preferred stock, net	—	—	166,356
Vesting of restricted stock, net of shares held for taxes	(3,228)	(2,580)	(2,261)
Net cash (used in) provided by financing activities	(146,351)	(123,745)	22,211
(Decrease) increase in cash and cash equivalents	(87,992)	(11,284)	111,465
Cash, cash equivalents and restricted cash at beginning of the period	105,464	116,748	5,283
Cash, cash equivalents and restricted cash at end of the period	$17,472	$105,464	$116,748

20. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through February 23, 2023, the date the financial statements were issued.

On January 27, 2023, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on March 1, 2023 to preferred shareholders of record as of February 14, 2023.

The Company’s Board of Directors also declared a quarterly dividend of $0.30 per share of common stock. The common stock dividend is payable on February 24, 2023 to common shareholders of record as of February 10, 2023.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective on December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Form 10-K. Ernst & Young’s report on the Company’s internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION.

Not applicable.

ITEM 9C. - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We incorporate by reference the information required by Item 10 that is contained in our definitive proxy statement for our 2023 annual meeting of shareholders to be held May 2, 2023, to be filed within 120 days after December 31, 2022 (the “Proxy Statement”) under the captions:

●	“Proposal 1 - Election of 12—Directors Biographical Information of Our Director Nominees”;
●	“Executive Officers”;
●	“Delinquent Section 16(a) Reports”;
●	“Corporate Governance—Code of Business Conduct and Ethics”;
●	“Director Candidates Recommended by Shareholders”; and
●	“Corporate Governance—Board Committees and Membership.”

ITEM 11. - EXECUTIVE COMPENSATION.

We incorporate by reference the information required by Item 11 that is contained in our Proxy Statement under the captions:

●	“Director Compensation”;
●	“Compensation Discussion and Analysis”;
●	“Executive Compensation”;
●	“Report of the Compensation Committee”;
●	“CEO Compensation Pay Ratio”; and
●	“Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes information relating to our equity compensation plans, pursuant to which securities are authorized for issuance, as of December 31, 2022:

	Number of		Number of securities
	securities to be	Weighted-average	remaining
	issued upon	exercise price of	available for future
	exercise of	outstanding	issuance
	outstanding options,	options,	under equity compensation
	warrants and	warrants and	plans (excluding securities
	rights	rights	reflected in column (A))
Plan Category	(A)(1)	(B)	(C)
Equity compensation plans approved by security holders	—	$—	1,556,274
Total	—	$—	1,556,274

(1) The number in column (A) does not include (i) a total of 83,367 shares of common stock that are issuable upon the exercise of stock options assumed in the merger with Access with a weighted average exercise price of $36.32 per share.

We incorporate by reference the other information that is required by Item 12 that is contained in our Proxy Statement under the caption “Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners.”

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We incorporate by reference the information required by Item 13 that is contained in our Proxy Statement under the captions “Interests of Directors and Executive Officers in Certain Transactions” and “Corporate Governance—Director Independence.”

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We incorporate by reference the information required by Item 14 that is contained in our Proxy Statement under the captions “Audit Information and Report of the Audit Committee—Principal Accountant Fees” and “—Audit Committee Pre-Approval Policy.”

PART IV

ITEM 15. – EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Form 10-K:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8 of this Form 10-K:

◾	Reports of Independent Registered Public Accounting Firm (PCAOB ID 42);
◾	Consolidated Balance Sheets - December 31, 2022 and 2021;
◾	Consolidated Statements of Income - Years ended December 31, 2022, 2021, and 2020;
◾	Consolidated Statements of Comprehensive (Loss) Income-Years ended December 31, 2022, 2021, and 2020;
◾	Consolidated Statements of Changes in Stockholder’s Equity - Years ended December 31, 2022, 2021, and 2020;
◾	Consolidated Statements of Cash Flows - Years ended December 31, 2022, 2021, and 2020; and
◾	Notes to Consolidated Financial Statements for the Years ended December 31, 2022, 2021, and 2020.

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

10.1*

Amended and Restated Management Continuity Agreement between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Robert M. Gorman, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed on February 25, 2022)

10.2*

Amended and Restated Employment Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Robert M. Gorman, dated January 14, 2022 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed on February 25, 2022)

10.3*

Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015) (incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement filed on April 23, 2015; SEC file no. 333-203580)

10.3.1*

First Amendment, effective May 20, 2019, to the Atlantic Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015) (incorporated by reference to Exhibit 10.01 to Quarterly Report on Form 10-Q filed on August 6, 2019)

10.4*	Atlantic Union Bankshares Corporation Supplemental Individual Disability Plan, effective October 1, 2019

10.5*

Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K filed on February 25, 2020)

10.5.1*

First Amendment to Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.5.1 to Annual Report on Form 10-K filed on February 25, 2022)

10.5.2*

162(m) Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.5.2 to Annual Report on Form 10-K filed on February 25, 2022)

10.5.3*

Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, effective September 1, 2019 (incorporated by reference to Exhibit 10.6.1 to Annual Report on Form 10-K filed on February 25, 2020)

10.5.4*

Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.6.2 to Annual Report on Form 10-K filed on February 25, 2020)

10.6*

Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed on February 25, 2020)

10.6.1*

First Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.6.1 to Annual Report on Form 10-K filed on February 25, 2022)

10.6.2*

Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, effective September 1, 2019 (incorporated by reference to Exhibit 10.7.1 to Annual Report on Form 10-K filed on February 25, 2020)

10.6.3*

Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.7.2 to Annual Report on Form 10-K filed on February 25, 2020)

10.7*

Atlantic Union Bankshares Corporation Executive Severance Plan (as amended and restated effective November 18, 2021) (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed on February 25, 2022)

10.7.1*	Form of Severance Agreement and Release of Claims

10.8*

Amended and Restated Employment Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and John C. Asbury, dated January 14, 2022 (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K filed on February 25, 2022)

10.9*

Amended and Restated Management Continuity Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and John C. Asbury, dated January 14, 2022 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on February 25, 2022)

10.10*	Schedule of Atlantic Union Bankshares Corporation Non-Employee Directors' Annual Compensation (incorporated by reference to Exhibit 10.24 to Quarterly Report on Form 10-Q filed on November 4, 2021)

10.11*	Management Incentive Plan

10.12*	Atlantic Union Bankshares Corporation Executive Stock Ownership Policy, adopted December 10, 2020 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on February 26, 2021)

10.13*

Access National Corporation 2017 Equity Compensation Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed on February 1, 2019; SEC file no. 333-228455)

10.14*

Access National Corporation 2009 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed on February 1, 2019; SEC file no. 333-228455)

10.15*

Form of Time-Based Restricted Stock Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 14, 2020) (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on February 25, 2020)

10.16*

Atlantic Union Bankshares Corporation Non-Employee Director Stock Ownership Policy, adopted October 29, 2020 (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed on February 26, 2021)

10.17*

Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 12, 2021) (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on February 26, 2021)

10.18*	Atlantic Union Bankshares Corporation Stock and Incentive Plan, as amended and restated May 4, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 6, 2021)

10.19*

Employment Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Maria Tedesco, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 18, 2022)

10.20*

Management Continuity Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Maria Tedesco, dated January 14, 2022 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 18, 2022)

10.21*

Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 24, 2022) (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on February 25, 2022)

10.22*

Form of Time-Based Restricted Stock Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 24, 2022) (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed on February 25, 2022)

10.23*	Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 23, 2023)

21.1	Subsidiaries of Atlantic Union Bankshares Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

Interactive data files formatted in Inline eXtensible Business Reporting Language - pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2022, 2021, and 2020, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020 and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2022, 2021, and 2020.

104.0	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).
*	Indicates management contract.

ITEM 16. - FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Union Bankshares Corporation

By:	/s/ John C. Asbury	Date: February 23, 2023
John C. Asbury
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2023.

Signature	Title

/s/ John C. Asbury	Director, President, and Chief Executive Officer (principal executive
John C. Asbury	officer)

/s/ Patrick E. Corbin	Director
Patrick E. Corbin

/s/ Heather M. Cox	Director
Heather M. Cox

/s/ Rilla S. Delorier	Director
Rilla S. Delorier

/s/ Frank Russell Ellett	Director
Frank Russell Ellett

/s/ Robert M. Gorman	Executive Vice President and Chief Financial Officer (principal financial
Robert M. Gorman	and accounting officer)

/s/ Patrick J. McCann	Vice Chairman of the Board of Directors
Patrick J. McCann

/s/ Thomas P. Rohman	Director
Thomas P. Rohman

/s/ Linda V. Schreiner	Director
Linda V. Schreiner

/s/ Thomas G. Snead, Jr.	Director
Thomas G. Snead, Jr.

/s/ Ronald L. Tillett	Chairman of the Board of Directors
Ronald L. Tillett

/s/ Keith L. Wampler	Director
Keith L. Wampler

/s/ F. Blair Wimbush	Director
F. Blair Wimbush