Form 10-Q
period 2023-03-31
Atlantic Union Bankshares Corp
filed 2023-05-04
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of April 27, 2023 was 74,994,600.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

In this Form 10-Q, unless the context suggests otherwise, the terms “we”, “us”, and “our” refer to Atlantic Union Bankshares Corporation and its direct and indirect subsidiaries, including Atlantic Union Bank.

2022 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2022
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALLL	–	Allowance for loan and lease losses, a component of ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
AUB	–	Atlantic Union Bankshares Corporation
the Bank	–	Atlantic Union Bank
BOLI	–	Bank-owned life insurance
bps	–	Basis points
BTFP	–	Bank Term Funding Program
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
the Company	–	Atlantic Union Bankshares Corporation and its subsidiaries
depositary shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

DHFB	–	Dixon, Hubard, Feinour & Brown, Inc.
EPS	–	Earnings per common share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FHLMC	–	Federal Home Loan Mortgage Corporation
FNB	–	FNB Corporation
FNMA	–	Federal National Mortgage Association
FOMC	–	Federal Open Market Committee
FTE	–	Fully taxable equivalent
FR Y9-C	–	Consolidated financial statements for a U.S. bank holding company, a savings and loan holding company, a U.S. intermediate holding company, and a securities holding company
GAAP	–	Accounting principles generally accepted in the United States
GNMA	–	Government National Mortgage Association
HTM	–	Held to maturity
ICE	–	Intercontinental Exchange Data Services
LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
LIBOR	–	London Interbank Offered Rate
MBS	–	Mortgage-Backed Securities
MFC	–	Middleburg Financial Corporation
NPA	–	Nonperforming assets
NYSE	–	New York Stock Exchange
OCI	–	Other comprehensive (loss) income
OREO	–	Other real estate owned
PD/LGD	–	Probability of default/loss given default

ROU asset	–	Right of Use Asset
RPAs	–	Risk Participation Agreements
SBA	–	Small Business Administration
SEC	–	Securities and Exchange Commission
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SOFR	–	Secured Overnight Financing Rate
TLM	–	Troubled loan modification
TDR	–	Troubled debt restructuring
VFG	–	Virginia Financial Group, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(Dollars in thousands, except share data)

	March 31,	December 31,
	2023	2022
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$187,106	$216,384
Interest-bearing deposits in other banks	184,371	102,107
Federal funds sold	719	1,457
Total cash and cash equivalents	372,196	319,948
Securities available for sale, at fair value	2,252,365	2,741,816
Securities held to maturity, at carrying value	855,418	847,732
Restricted stock, at cost	87,616	120,213
Loans held for sale	14,213	3,936
Loans held for investment, net of deferred fees and costs	14,584,280	14,449,142
Less: allowance for loan and lease losses	116,512	110,768
Total loans held for investment, net	14,467,768	14,338,374
Premises and equipment, net	116,466	118,243
Goodwill	925,211	925,211
Amortizable intangibles, net	24,482	26,761
Bank owned life insurance	443,537	440,656
Other assets	544,098	578,248
Total assets	$20,103,370	$20,461,138
LIABILITIES
Noninterest-bearing demand deposits	$4,578,009	$4,883,239
Interest-bearing deposits	11,877,901	11,048,438
Total deposits	16,455,910	15,931,677
Securities sold under agreements to repurchase	163,760	142,837
Other short-term borrowings	245,000	1,176,000
Long-term borrowings	390,150	389,863
Other liabilities	408,314	448,024
Total liabilities	17,663,134	18,088,401
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	99,072	98,873
Additional paid-in capital	1,773,118	1,772,440
Retained earnings	929,806	919,537
Accumulated other comprehensive loss	(361,933)	(418,286)
Total stockholders' equity	2,440,236	2,372,737
Total liabilities and stockholders' equity	$20,103,370	$20,461,138

Common shares outstanding	74,989,228	74,712,622
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Interest and dividend income:
Interest and fees on loans	$189,992	$114,200
Interest on deposits in other banks	1,493	131
Interest and dividends on securities:
Taxable	16,753	13,666
Nontaxable	9,308	10,459
Total interest and dividend income	217,546	138,456
Interest expense:
Interest on deposits	51,834	4,483
Interest on short-term borrowings	7,563	21
Interest on long-term borrowings	4,706	3,021
Total interest expense	64,103	7,525
Net interest income	153,443	130,931
Provision for credit losses	11,850	2,800
Net interest income after provision for credit losses	141,593	128,131
Noninterest income:
Service charges on deposit accounts	7,902	7,596
Other service charges, commissions and fees	1,746	1,655
Interchange fees	2,325	1,810
Fiduciary and asset management fees	4,262	7,255
Mortgage banking income	854	3,117
Loss on sale of securities	(13,400)	—
Bank owned life insurance income	2,828	2,697
Loan-related interest rate swap fees	1,439	3,860
Other operating income	1,672	2,163
Total noninterest income	9,628	30,153
Noninterest expenses:
Salaries and benefits	60,529	58,298
Occupancy expenses	6,356	6,883
Furniture and equipment expenses	3,752	3,597
Technology and data processing	8,142	7,796
Professional services	3,413	4,090
Marketing and advertising expense	2,351	2,163
FDIC assessment premiums and other insurance	3,899	2,485
Franchise and other taxes	4,498	4,499
Loan-related expenses	1,552	1,776
Amortization of intangible assets	2,279	3,039
Other expenses	11,503	10,695
Total noninterest expenses	108,274	105,321
Income from continuing operations before income taxes	42,947	52,963
Income tax expense	7,294	9,273
Net income	35,653	43,690
Dividends on preferred stock	2,967	2,967
Net income available to common shareholders	$32,686	$40,723

Basic earnings per common share	$0.44	$0.54
Diluted earnings per common share	$0.44	$0.54
Dividends declared per common share	$0.30	$0.28
Basic weighted average number of common shares outstanding	74,832,141	75,544,644
Diluted weighted average number of common shares outstanding	74,835,514	75,556,127

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$35,653	$43,690
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $3,645 and $6,197 for the three months ended March 31, 2023 and 2022, respectively)	13,714	(23,313)
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $8,525 and $49,700 for the three months ended March 31, 2023 and 2022, respectively)	32,068	(186,967)
Reclassification adjustment for losses included in net income (net of tax, $2,814 and $0 for the three months ended March 31, 2023 and 2022, respectively) (1)	10,586	—
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $1 and $1 for the three months ended March 31, 2023 and 2022, respectively) (2)	(3)	(5)
Bank owned life insurance:
Unrealized holding gains arising during the period	10	—
Reclassification adjustment for losses included in net income (3)	(22)	167
Other comprehensive income (loss):	56,353	(210,118)
Comprehensive income (loss)	$92,006	$(166,428)

(1) The gross amounts reclassified into earnings are reported as "Other operating income" on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.

(2) The gross amounts reclassified into earnings are reported within interest income on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.

(3) Reclassifications in earnings are reported in "Salaries and benefits" expense on the Company’s Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2022	$98,873	$173	$1,772,440	$919,537	$(418,286)	$2,372,737
Net Income				35,653		35,653
Other comprehensive income (net of taxes of $14,983)					56,353	56,353
Dividends on common stock ($0.30 per share)				(22,417)		(22,417)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (149,684 shares)	199		(1,654)			(1,455)
Stock-based compensation expense			2,332			2,332
Balance - March 31, 2023	$99,072	$173	$1,773,118	$929,806	$(361,933)	$2,440,236

Balance - December 31, 2021	$100,101	$173	$1,807,368	$783,794	$18,635	$2,710,071
Net Income				43,690		43,690
Other comprehensive loss (net of taxes of $49,701)					(210,118)	(210,118)
Dividends on common stock ($0.28 per share)				(21,163)		(21,163)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Stock purchased under stock repurchase plan (629,691 shares)	(837)		(24,181)			(25,018)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (291,723 shares)	387		1,044			1,431
Stock-based compensation expense			2,409			2,409
Balance - March 31, 2022	$99,651	$173	$1,786,640	$803,354	$(191,483)	$2,498,335

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Dollars in thousands)

	2023	2022
Operating activities:
Net income	$35,653	$43,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	3,427	3,599
Writedown of ROU assets, foreclosed properties and equipment	112	4,570
Amortization, net	6,417	8,619
Amortization related to acquisitions, net	1,288	875
Provision for credit losses	11,850	2,800
Losses on securities transactions	13,400	—
BOLI income	(2,828)	(2,697)
Originations and purchases of LHFS	(286,526)	(91,957)
Proceeds from sales of LHFS	283,316	91,434
Stock-based compensation expenses	2,332	2,409
Issuance of common stock for services	187	217
Net decrease in other assets	18,840	46,434
Net (decrease) increase in other liabilities	(27,901)	1,454
Net cash provided by operating activities	59,567	111,447
Investing activities:
Purchases of AFS securities, restricted stock, and other investments	(45,633)	(62,773)
Purchases of HTM securities	(13,826)	(130,533)
Proceeds from sales of AFS securities and restricted stock	558,466	—
Proceeds from maturities, calls and paydowns of AFS securities	47,338	109,974
Proceeds from maturities, calls and paydowns of HTM securities	5,218	550
Net increase in LHFI	(145,260)	(258,502)
Net increase in premises and equipment	(1,624)	(797)
Proceeds from BOLI settlements	353	2,068
Proceeds from sales of foreclosed properties and former bank premises	533	—
Net cash provided by (used in) investing activities	405,565	(340,013)
Financing activities:
Net (decrease) increase in noninterest-bearing deposits	(305,230)	162,739
Net increase (decrease) in interest-bearing deposits	829,449	(289,594)
Net decrease in short-term borrowings	(910,077)	(2,843)
Cash dividends paid - common stock	(22,417)	(21,163)
Cash dividends paid - preferred stock	(2,967)	(2,967)
Repurchase of common stock	—	(25,018)
Issuance of common stock	474	3,804
Vesting of restricted stock, net of shares held for taxes	(2,116)	(2,590)
Net cash used in financing activities	(412,884)	(177,632)
Increase (decrease) in cash and cash equivalents	52,248	(406,198)
Cash, cash equivalents and restricted cash at beginning of the period	319,948	802,501
Cash, cash equivalents and restricted cash at end of the period	$372,196	$396,303

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Dollars in thousands)

	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$58,678	$5,393

Supplemental schedule of noncash investing and financing activities
Transfer from LHFI to LHFS	7,087	—

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank had 109 branches and approximately 125 ATMs located throughout Virginia, and in portions of Maryland and North Carolina as of March 31, 2023. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements; however, in the opinion of management all adjustments necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other period.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2022 Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

Adoption of New Accounting Standards

In March 2022, the FASB issued ASU No. 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method to allow nonprepayable financial assets to be included in a closed portfolio hedge using the portfolio layer method and to allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2022-01 effective January 1, 2023 and concluded that it did not have significant impact on its consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02 Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs by creditors and instead requires that an entity evaluate whether a loan modification represents a new loan or a continuation of an existing loan, consistent with the accounting for other loan modifications. The amendment also introduces new disclosure requirements for modifications to loans made to a borrower experiencing financial difficulty in the form of principal forgiveness, interest rate reductions, term extensions, or other-than-insignificant payment delays. The Company refers to these modifications to borrowers experiencing financial difficulty as Troubled Loan Modifications, or TLMs. In addition, the amendments require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted the amendments of ASU 2022-02 effective January 1, 2023 on a prospective basis. See below in Note 1 “Summary of Significant Accounting Policies” within this Item 1 of this Quarterly Report for discussion of the Company’s accounting policy for Loan Modifications and Note 3 “Loans and Allowance for Loan and Lease Losses” within this Item 1 of this Quarterly Report for more information.

In March 2020, the FASB issued ASC 848, Reference Rate Reform. This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform associated with the LIBOR transition. LIBOR and other interbank offered rates are widely used benchmark or reference rates that have been used in the valuation of loans, derivatives, and other financial contracts. ASC 848 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASC 848 is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective as of March 12, 2020 through December 31, 2024 and can be adopted at an instrument level. The Company has elected the practical expedients provided in ASC 848 related to (1) accounting for contract modifications on its loans and securities tied to LIBOR and (2) asserting probability of the hedged item occurring, regardless of any expected modification in terms related to reference rate reform for the newly executed cash flow hedges. The Company may incorporate other components of ASC 848 at a later date. This amendment did not have a significant impact on the Company’s consolidated financial statements.

Loan Modifications

The Company evaluates all loan modifications according to the accounting guidance for loan refinancing and restructuring to determine whether the modification should be accounted for as a new loan or a continuation of the existing loan. If the modification meets the criteria to be accounted for as a new loan, any deferred fees and costs remaining prior to the modification are recognized in income and any new deferred fees and costs are recorded on the loan as part of the modification. If the modification does not meet the criteria to be accounted for as a new loan, any new deferred fees and costs resulting from the modification are added to the existing amortized cost basis of the loan.

The Company adopted the accounting guidance in ASU No. 2022-02 on January 1, 2023 that eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, the Company no longer applies its TDR accounting policy and instead accounts for modifications in accordance with its loan modifications policy stated in the preceding paragraph. For the Company’s policy for accounting for TDRs prior to the adoption of ASU No. 2022-02, see Note 1 “Summary of Significant Accounting Policies” of the Company’s 2022 Form 10-K.

Effective January 1, 2023, the Company refers to modifications to loans where the borrower is experiencing financial difficulty and the modification is in the form of principal forgiveness, interest rate reductions, term extensions, other-than-insignificant payment delays, or a combination of the above modifications, as troubled loan modifications, or TLMs. The Company accounts for TLMs consistently with its accounting policy for accounting for loan modifications. The ALLL on TLMs is measured using the same method as all other LHFI. Refer to Note 3 “Loans and Allowance for Loan and Lease Losses” within this Item 1 of this Quarterly Report for additional disclosures related to TLMs.

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ALLL, as well as the ACL reserve for securities. Accrued interest receivable totaled $60.7 million and $58.9 million on LHFI, $6.8 million and $8.6 million on HTM securities, and $9.4 million and $14.2 million on AFS securities at March 31, 2023 and December 31, 2022, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. The Company’s policy is to write off accrued interest receivable through reversal of interest income when it becomes probable the Company will not be able to collect the accrued interest. For the quarters ended March 31, 2023 and March 31, 2022, accrued interest receivable write offs were not material to the Company’s consolidated financial statements.

2. SECURITIES

Available for Sale

The Company’s AFS investment portfolio is generally highly-rated or agency backed. All AFS securities were current with no securities past due or on non-accrual as of March 31, 2023 and December 31, 2022.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of March 31, 2023 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2023
U.S. government and agency securities	$69,474	$—	$(6,900)	$62,574
Obligations of states and political subdivisions	650,328	20	(127,251)	523,097
Corporate and other bonds (1)	171,899	—	(19,893)	152,006
Commercial MBS
Agency	220,617	156	(37,729)	183,044
Non-agency	80,239	—	(2,636)	77,603
Total commercial MBS	300,856	156	(40,365)	260,647
Residential MBS
Agency	1,394,464	57	(207,355)	1,187,166
Non-agency	71,552	—	(6,358)	65,194
Total residential MBS	1,466,016	57	(213,713)	1,252,360
Other securities	1,681	—	—	1,681
Total AFS securities	$2,660,254	$233	$(408,122)	$2,252,365

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

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value(2)	Losses	Value	Losses
March 31, 2023
U.S. government and agency securities	$—	$—	$62,541	$(6,900)	$62,541	$(6,900)
Obligations of states and political subdivisions	25,482	(1,225)	490,011	(126,026)	515,493	(127,251)
Corporate and other bonds(1)	62,443	(3,586)	87,163	(16,307)	149,606	(19,893)
Commercial MBS
Agency	21,945	(3,119)	150,711	(34,610)	172,656	(37,729)
Non-agency	—	—	77,603	(2,636)	77,603	(2,636)
Total commercial MBS	21,945	(3,119)	228,314	(37,246)	250,259	(40,365)
Residential MBS
Agency	110,848	(5,385)	1,061,695	(201,971)	1,172,543	(207,356)
Non-agency	14,615	(138)	50,580	(6,219)	65,195	(6,357)
Total residential MBS	125,463	(5,523)	1,112,275	(208,190)	1,237,738	(213,713)
Total AFS securities	$235,333	$(13,453)	$1,980,304	$(394,669)	$2,215,637	$(408,122)

December 31, 2022
U.S. government and agency securities	$2,594	$(166)	$59,269	$(8,087)	$61,863	$(8,253)
Obligations of states and political subdivisions	588,668	(86,895)	187,375	(65,806)	776,043	(152,701)
Corporate and other bonds(1)	206,861	(15,019)	17,121	(2,580)	223,982	(17,599)
Commercial MBS
Agency	73,362	(7,024)	127,193	(32,244)	200,555	(39,268)
Non-agency	66,618	(2,231)	28,550	(2,013)	95,168	(4,244)
Total commercial MBS	139,980	(9,255)	155,743	(34,257)	295,723	(43,512)
Residential MBS
Agency	328,590	(27,769)	929,581	(206,192)	1,258,171	(233,961)
Non-agency	18,939	(1,288)	43,064	(5,524)	62,003	(6,812)
Total residential MBS	347,529	(29,057)	972,645	(211,716)	1,320,174	(240,773)
Total AFS securities	$1,285,632	$(140,392)	$1,392,153	$(322,446)	$2,677,785	$(462,838)

(1) Other bonds include asset-backed securities.

(2) Comprised of 752 and 363 individual securities as of March 31, 2023 and December 31, 2022, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at March 31, 2023 and December 31, 2022 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s MBS are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating.

In the first quarter of 2023, the Company executed a balance sheet repositioning strategy and sold AFS securities with a total book value of $505.7 million at a pre-tax loss of $13.4 million and used the net proceeds to reduce existing high costing FHLB borrowings. The deleverage strategy provides the Company with improved liquidity, enhanced tangible common equity, and additional run rate earnings.

The following table presents the amortized cost and estimated fair value of AFS securities as of March 31, 2023 and December 31, 2022, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$52,594	$51,912	$42,447	$41,735
Due after one year through five years	122,772	113,380	158,063	152,523
Due after five years through ten years	204,347	180,610	343,303	312,935
Due after ten years	2,280,541	1,906,463	2,660,548	2,234,623
Total AFS securities	$2,660,254	$2,252,365	$3,204,361	$2,741,816

Refer to Note 7 "Commitments and Contingencies" within this Item 1 of this Quarterly Report for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of March 31, 2023 and December 31, 2022.

Held to Maturity

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. The Company’s HTM securities were all current, with no securities past due or on non-accrual at March 31, 2023 and December 31, 2022.

The Company reports HTM securities on the Company’s Consolidated Balance Sheets at carrying value. Carrying value is amortized cost, which includes any unamortized unrealized gains and losses recognized in AOCI prior to reclassifying the securities from AFS securities to HTM securities.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of March 31, 2023 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
March 31, 2023
U.S. government and agency securities	$684	$—	$(50)	$634
Obligations of states and political subdivisions	702,749	6,078	(26,903)	681,924
Corporate and other bonds(1)	5,033	—	(37)	4,996
Commercial MBS
Agency	28,925	—	(4,953)	23,972
Non-agency	27,068	57	(224)	26,901
Total commercial MBS	55,993	57	(5,177)	50,873
Residential MBS
Agency	42,302	—	(5,606)	36,696
Non-agency	48,657	51	(732)	47,976
Total residential MBS	90,959	51	(6,338)	84,672
Total HTM securities	$855,418	$6,186	$(38,505)	$823,099

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

Credit Quality Indicators & Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. The Company’s HTM securities ACL was insignificant at March 31, 2023 and December 31, 2022. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of March 31, 2023 and December 31, 2022 by security type and credit rating (dollars in thousands):

	U.S. Government and Agency	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	securities	subdivisions	bonds	securities	securities
March 31, 2023
Credit Rating:
AAA/AA/A	$—	$701,567	$—	$10,211	$711,778
BBB/BB/B	—	1,182	—	—	1,182
Not Rated - Agency(1)	684	—	—	71,227	71,911
Not Rated - Non-Agency(2)	—	—	5,033	65,514	70,547
Total	$684	$702,749	$5,033	$146,952	$855,418
December 31, 2022
Credit Rating:
AAA/AA/A	$—	$704,803	$—	$2,702	$707,505
BBB/BB/B	—	1,187	—	—	1,187
Not Rated - Agency(1)	687	—	—	71,725	72,412
Not Rated - Non-Agency(2)	—	—	5,159	61,469	66,628
Total	$687	$705,990	$5,159	$135,896	$847,732

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies.

(2) Non-agency mortgage-backed and asset-backed securities have limited credit risk, supported by most receiving a 20% simplified supervisory formula approach rating.

The following table presents the amortized cost and estimated fair value of HTM securities as of March 31, 2023 and December 31, 2022, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$2,051	$2,044	$2,010	$2,006
Due after one year through five years	36,675	36,745	35,044	35,014
Due after five years through ten years	28,128	28,355	19,941	20,239
Due after ten years	788,564	755,955	790,737	744,628
Total HTM securities	$855,418	$823,099	$847,732	$801,887

Refer to Note 7 "Commitments and Contingencies" within this Item 1 of this Quarterly Report for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of March 31, 2023 and December 31, 2022.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the FRB and the FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At March 31, 2023 and December 31, 2022, restricted stock consists of FRB stock in the amount of $67.0 million, respectively, and FHLB stock in the amount of $20.6 million and $53.2 million, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Realized (losses) gains(1):
Gross realized gains	$1,346	$—
Gross realized losses	(14,746)	—
Net realized losses	$(13,400)	$—

Proceeds from sales of securities	$558,466	$—

(1) Includes (losses) gains on sales and calls of securities.

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

During the first quarter of 2023, the Company transferred a nonaccrual commercial real estate loan, totaling $7.1 million, from LHFI to LHFS. The following tables exclude LHFS.

The Company’s LHFI are stated at their face amount, net of deferred fees and costs, and consisted of the following at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Construction and Land Development	$1,179,872	$1,101,260
Commercial Real Estate - Owner Occupied	1,956,585	1,982,608
Commercial Real Estate - Non-Owner Occupied	3,968,085	3,996,130
Multifamily Real Estate	822,006	802,923
Commercial & Industrial	3,082,478	2,983,349
Residential 1-4 Family - Commercial	522,760	538,063
Residential 1-4 Family - Consumer	974,511	940,275
Residential 1-4 Family - Revolving	589,791	585,184
Auto	600,658	592,976
Consumer	145,090	152,545
Other Commercial	742,444	773,829
Total LHFI, net of deferred fees and costs(1)	14,584,280	14,449,142
Allowance for loan and lease losses	(116,512)	(110,768)
Total LHFI, net	$14,467,768	$14,338,374

(1) Total loans included unamortized premiums and discounts, and unamortized deferred fees and costs totaling $47.3 million and $50.4 million as of March 31, 2023 and December 31, 2022, respectively.

The following table shows the aging of the Company’s LHFI portfolio, by class, at March 31, 2023 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,178,445	$815	$—	$249	$363	$1,179,872
Commercial Real Estate - Owner Occupied	1,945,229	2,251	798	2,133	6,174	1,956,585
Commercial Real Estate - Non-Owner Occupied	3,965,520	52	—	1,032	1,481	3,968,085
Multifamily Real Estate	822,006	—	—	—	—	822,006
Commercial & Industrial	3,075,988	981	61	633	4,815	3,082,478
Residential 1-4 Family - Commercial	518,951	1,399	271	232	1,907	522,760
Residential 1-4 Family - Consumer	951,375	11,579	158	859	10,540	974,511
Residential 1-4 Family - Revolving	582,123	1,384	1,069	1,766	3,449	589,791
Auto	597,853	2,026	295	137	347	600,658
Consumer	144,476	295	176	137	6	145,090
Other Commercial	742,378	—	—	66	—	742,444
Total LHFI, net of deferred fees and costs	$14,524,344	$20,782	$2,828	$7,244	$29,082	$14,584,280
% of total loans	99.59%	0.14%	0.02%	0.05%	0.20%	100.00%

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2022 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,099,555	$1,253	$45	$100	$307	$1,101,260
Commercial Real Estate - Owner Occupied	1,970,323	2,305	635	2,167	7,178	1,982,608
Commercial Real Estate - Non-Owner Occupied	3,993,091	1,121	48	607	1,263	3,996,130
Multifamily Real Estate	801,694	1,229	—	—	—	802,923
Commercial & Industrial	2,980,008	824	174	459	1,884	2,983,349
Residential 1-4 Family - Commercial	534,653	1,231	—	275	1,904	538,063
Residential 1-4 Family - Consumer	919,833	5,951	1,690	1,955	10,846	940,275
Residential 1-4 Family - Revolving	577,993	1,843	511	1,384	3,453	585,184
Auto	589,235	2,747	450	344	200	592,976
Consumer	151,958	351	125	108	3	152,545
Other Commercial	773,738	—	—	91	—	773,829
Total LHFI, net of deferred fees and costs	$14,392,081	$18,855	$3,678	$7,490	$27,038	$14,449,142
% of total loans	99.60%	0.13%	0.03%	0.05%	0.19%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of March 31, 2023 (dollars in thousands):

	Nonaccrual	Nonaccrual With No ALLL	90 Days Past due and still Accruing
Construction and Land Development	$363	$—	$249
Commercial Real Estate - Owner Occupied	6,174	3,451	2,133
Commercial Real Estate - Non-Owner Occupied	1,481	—	1,032
Commercial & Industrial	4,815	2,647	633
Residential 1-4 Family - Commercial	1,907	—	232
Residential 1-4 Family - Consumer	10,540	—	859
Residential 1-4 Family - Revolving	3,449	—	1,766
Auto	347	—	137
Consumer	6	—	137
Other Commercial	—	—	66
Total LHFI	$29,082	$6,098	$7,244

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

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2023 and 2022. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2022 Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Loan Modifications

The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. See Note 1 “Summary of Significant Accounting Policies” within this Item 1 of this Quarterly Report for information on the Company’s accounting policy for loan modifications to borrowers experiencing financial difficulty and how the Company defines TLMs.

As of March 31, 2023, the Company had TLMs with an amortized cost basis of $20.5 million with an estimated $296,000 of allowance for those loans. As of March 31, 2023, unfunded commitments on loans modified and designated as TLMs since January 1, 2023 totaled $4.4 million. For the three months ended March 31, 2023, the change in the recorded investment in TLMs due to modifications was not significant.

The following table shows by class and modification type, the amortized cost basis of TLMs as of March 31, 2023 since January 1, 2023 (dollars in thousands):

	As of March 31, 2023
	Amortized Cost	% of Total Class of Financing Receivable
Term Extension
Construction and Land Development	$1,344	0.11%
Commercial Real Estate - Non-Owner Occupied	18,792	0.47%
Residential 1-4 Family - Consumer	168	0.02%
Total Term Extension	$20,304
Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family - Consumer	$237	0.02%
Total Combination - Term Extension and Interest Rate Reduction	$237
Total	$20,541

The following table describes the financial effects of TLMs on a weighted average basis for TLMs within that loan type for the quarter ended March 31, 2023:

Term Extension
Loan Type	Financial Effect
Construction and Land Development	Added a weighted-average 0.5 years to the life of loans.
Commercial Real Estate - Non-Owner Occupied	Added a weighted-average 0.5 years to the life of loans.
Residential 1-4 Family - Consumer	Added a weighted-average 18.2 years to the life of loans.

Combination - Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family - Consumer	Added a weighted-average 20.7 years to the life of loans and changed interest rate from variable to fixed rates, which reduced the weighted average contractual interest rate from 7.5% to 7.4%.

The Company considers a default of a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. During the three months ended March 31, 2023, the Company did not have any significant loans either individually or in the aggregate that went into default that have been modified and designated as TLMs.

The Company monitors the performance of TLMs in order to determine the effectiveness of the modifications. As of March 31, 2023, no loans that have been modified and designated as TLMs are past due.

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by loan segment for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$82,753	$28,015	$110,768	$77,902	$21,885	$99,787
Loans charged-off	(5,007)	(719)	(5,726)	(759)	(750)	(1,509)
Recoveries credited to allowance	515	652	1,167	726	787	1,513
Provision charged to operations	9,825	478	10,303	1,902	898	2,800
Balance at end of period	$88,086	$28,426	$116,512	$79,771	$22,820	$102,591

The increase in net charge offs at March 31, 2023 compared to March 31, 2022 is primarily due to charge-offs associated with two commercial loans.

Credit Quality Indicators

The Company’s primary credit quality indicator for the Commercial segment is risk rating categories of Pass, Watch, Special Mention, Substandard, and Doubtful. The primary credit quality indicator for the Consumer segment is delinquency bands of Current, 30-59, 60-89, 90+, and Nonaccrual. See Note 3 “Loans and Allowance for Loan and Lease Losses” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2022 Form 10-K for additional information on the Company’s policies for further information on the Company’s credit quality indicators.

Commercial Loans

The table below details the amortized cost and gross writeoffs of the classes of loans within the Commercial segment by risk level and year of origination as of March 31, 2023 (dollars in thousands):

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Construction and Land Development
Pass	$56,060	$431,758	$461,280	$93,920	$17,082	$52,347	$33,793	$1,146,240
Watch	—	277	21,347	—	325	1,025	—	22,974
Special Mention	—	3,029	628	—	—	1,350	149	5,156
Substandard	—	1,249	2,605	39	209	1,400	—	5,502
Total Construction and Land Development	$56,060	$436,313	$485,860	$93,959	$17,616	$56,122	$33,942	$1,179,872
Current period gross writeoff	$—	$—	$—	$—	$—	$(10)	$—	$(10)

Commercial Real Estate - Owner Occupied
Pass	$21,667	$248,670	$206,053	$252,784	$277,820	$829,793	$25,356	$1,862,143
Watch	—	1,050	624	3,377	8,201	37,841	892	51,985
Special Mention	—	—	255	469	434	9,145	546	10,849
Substandard	226	—	2,565	—	4,259	24,558	—	31,608
Total Commercial Real Estate - Owner Occupied	$21,893	$249,720	$209,497	$256,630	$290,714	$901,337	$26,794	$1,956,585
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$57,700	$506,109	$668,543	$381,043	$515,413	$1,647,468	$37,429	$3,813,705
Watch	—	—	—	12,234	6,464	74,783	8	93,489
Special Mention	—	—	2,151	—	19,369	9,294	—	30,814
Substandard	—	231	—	—	6,005	23,841	—	30,077
Total Commercial Real Estate - Non-Owner Occupied	$57,700	$506,340	$670,694	$393,277	$547,251	$1,755,386	$37,437	$3,968,085
Current period gross writeoff	$—	$—	$—	$—	$—	$(2,941)	$—	$(2,941)

Commercial & Industrial
Pass	$213,690	$825,599	$508,969	$240,528	$150,660	$187,067	$824,112	$2,950,625
Watch	—	810	586	13,416	23,323	4,212	11,927	54,274
Special Mention	—	432	212	6,921	1,346	1,662	45,138	55,711
Substandard	—	135	490	111	3,266	3,988	13,878	21,868
Total Commercial & Industrial	$213,690	$826,976	$510,257	$260,976	$178,595	$196,929	$895,055	$3,082,478
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$(1,281)	$(1,281)

Multifamily Real Estate
Pass	$1,193	$116,785	$110,179	$203,176	$46,976	$278,186	$60,282	$816,777
Watch	—	—	—	—	348	1,000	—	1,348
Special Mention	—	—	—	—	3,795	86	—	3,881
Total Multifamily Real Estate	$1,193	$116,785	$110,179	$203,176	$51,119	$279,272	$60,282	$822,006
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 Family - Commercial
Pass	$6,078	$55,830	$86,098	$75,639	$49,757	$230,887	$616	$504,905
Watch	50	—	—	533	840	7,305	112	8,840
Special Mention	—	—	—	—	—	2,503	—	2,503
Substandard	—	—	627	1,585	632	3,369	299	6,512
Total Residential 1-4 Family - Commercial	$6,128	$55,830	$86,725	$77,757	$51,229	$244,064	$1,027	$522,760
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—

Other Commercial
Pass	$1,965	$195,697	$197,300	$140,029	$120,288	$69,752	$8,385	$733,416
Watch	102	4,995	—	—	8	3,857	—	8,962
Substandard	—	—	—	—	—	—	66	66
Total Other Commercial	$2,067	$200,692	$197,300	$140,029	$120,296	$73,609	$8,451	$742,444
Current period gross writeoff	$—	$—	$—	$—	$—	$(775)	$—	$(775)

Total Commercial
Pass	$358,353	$2,380,448	$2,238,422	$1,387,119	$1,177,996	$3,295,500	$989,973	$11,827,811
Watch	152	7,132	22,557	29,560	39,509	130,023	12,939	241,872
Special Mention	—	3,461	3,246	7,390	24,944	24,040	45,833	108,914
Substandard	226	1,615	6,287	1,735	14,371	57,156	14,243	95,633
Total Commercial	$358,731	$2,392,656	$2,270,512	$1,425,804	$1,256,820	$3,506,719	$1,062,988	$12,274,230
Total current period gross writeoff	$—	$—	$—	$—	$—	$(3,726)	$(1,281)	$(5,007)

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

Consumer Loans

The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of March 31, 2023 (dollars in thousands):

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential 1-4 Family - Consumer
Current	$32,610	$221,919	$268,051	$158,016	$34,748	$236,018	$13	$951,375
30-59 Days Past Due	—	648	1,730	2,532	127	6,542	—	11,579
60-89 Days Past Due	—	—	—	—	63	95	—	158
90+ Days Past Due	—	—	—	—	—	859	—	859
Nonaccrual	—	—	585	—	306	9,649	—	10,540
Total Residential 1-4 Family - Consumer	$32,610	$222,567	$270,366	$160,548	$35,244	$253,163	$13	$974,511
Current period gross writeoff	$—	$—	$—	$—	$—	$(29)	$—	$(29)

Residential 1-4 Family - Revolving
Current	$10,726	$63,001	$13,036	$4,837	$1,451	$1,223	$487,849	$582,123
30-59 Days Past Due	—	14	—	—	—	—	1,370	1,384
60-89 Days Past Due	—	138	—	—	—	—	931	1,069
90+ Days Past Due	—	—	—	—	—	29	1,737	1,766
Nonaccrual	—	87	149	54	—	—	3,159	3,449
Total Residential 1-4 Family - Revolving	$10,726	$63,240	$13,185	$4,891	$1,451	$1,252	$495,046	$589,791
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—

Auto
Current	$54,750	$270,291	$142,237	$73,589	$38,687	$18,299	$—	$597,853
30-59 Days Past Due	—	624	595	356	274	177	—	2,026
60-89 Days Past Due	—	86	103	80	4	22	—	295
90+ Days Past Due	—	94	33	5	5	—	—	137
Nonaccrual	—	98	72	81	94	2	—	347
Total Auto	$54,750	$271,193	$143,040	$74,111	$39,064	$18,500	$—	$600,658
Current period gross writeoff	$—	$(135)	$(32)	$(69)	$(49)	$(32)	$—	$(317)

Consumer
Current	$5,082	$32,914	$14,495	$10,178	$21,327	$31,412	$29,068	$144,476
30-59 Days Past Due	—	76	42	10	58	101	8	295
60-89 Days Past Due	—	35	31	5	67	36	2	176
90+ Days Past Due	—	49	40	17	20	8	3	137
Nonaccrual	—	—	3	—	3	—	—	6
Total Consumer	$5,082	$33,074	$14,611	$10,210	$21,475	$31,557	$29,081	$145,090
Current period gross writeoff	$—	$—	$(22)	$(182)	$(12)	$(117)	$(40)	$(373)

Total Consumer
Current	$103,168	$588,125	$437,819	$246,620	$96,213	$286,952	$516,930	$2,275,827
30-59 Days Past Due	—	1,362	2,367	2,898	459	6,820	1,378	15,284
60-89 Days Past Due	—	259	134	85	134	153	933	1,698
90+ Days Past Due	—	143	73	22	25	896	1,740	2,899
Nonaccrual	—	185	809	135	403	9,651	3,159	14,342
Total Consumer	$103,168	$590,074	$441,202	$249,760	$97,234	$304,472	$524,140	$2,310,050
Total current period gross writeoff	$—	$(135)	$(54)	$(251)	$(61)	$(178)	$(40)	$(719)

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

The Company did not have any significant revolving loans convert to term during the three months ended March 31, 2023 or the year ended December 31, 2022.

Prior to the adoption of ASU 2022-02

Troubled Debt Restructurings

As of December 31, 2022, the Company had TDRs totaling $14.2 million with an estimated $739,000 of allowance for those loans. TDRs that occurred during the quarter ended March 31, 2022 were not significant.

A TDR occurs when a lender, for economic or legal reasons, grants a concession to the borrower related to the borrower’s financial difficulties, that it would not otherwise consider. All loans that are considered to be TDRs are evaluated for credit losses in accordance with the Company’s ALLL methodology. For the three months ended March 31, 2022, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by class, of TDRs that continue to accrue interest under the terms of the applicable restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of December 31, 2022 (dollars in thousands):

	December 31, 2022
	No. of	Recorded	Outstanding
	Loans	Investment	Commitment
Performing
Construction and Land Development	3	$155	$—
Commercial Real Estate - Owner Occupied	2	997	—
Commercial & Industrial	1	93	—
Residential 1-4 Family - Consumer	83	7,761	—
Residential 1-4 Family - Revolving	3	254	5
Consumer	1	13	—
Total performing	93	$9,273	$5
Nonperforming
Commercial Real Estate - Owner Occupied	1	$15	$—
Commercial Real Estate - Non-Owner Occupied	2	233	—
Commercial & Industrial	2	375	—
Residential 1-4 Family - Commercial	3	332	—
Residential 1-4 Family - Consumer	23	3,869	—
Residential 1-4 Family - Revolving	3	93	—
Total nonperforming	34	$4,917	$—
Total performing and nonperforming	127	$14,190	$5

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three months ended March 31, 2022 and the year ended December 31, 2022, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

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

Effective January 1, 2023, the Company made an organizational change to move certain lines of business in the wealth management division that primarily serve Wholesale Banking customers from the Consumer Banking segment to the Wholesale Banking segment. As a result, the Company re-allocated $9.6 million and $1.6 million of goodwill and intangible assets, respectively, from the Consumer Banking segment to the Wholesale Banking segment. The Company determined that there was no impairment to the Bank’s goodwill prior to or after re-allocating goodwill. The Company restated its goodwill and intangible assets segment information for the year ended December 31, 2022 based on this organizational change.

The following table presents the Company’s goodwill and intangible assets by operating segment as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
As of March 31, 2023
Goodwill	$639,180	$286,031	$—	$925,211
Intangible assets	1,494	69	22,919	24,482
As of December 31, 2022
Goodwill	$639,180	$286,031	$—	$925,211
Intangible assets	1,558	75	25,128	26,761

Refer to Note 12 “Segment Reporting and Revenue” for additional information on the Company’s reportable operating segment changes.

Amortization expense of intangibles for the three months ended March 31, 2023 and 2022 totaled $2.3 million and $3.0 million, respectively.

As of March 31, 2023, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining nine months of 2023	$6,239
2024	6,753
2025	5,155
2026	3,559
2027	1,986
Thereafter	790
Total estimated amortization expense	$24,482

5. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with terms ranging from 14 months to 125 months. At lease inception the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In certain cases, the Company obtains lessee-provided residual value guarantees and third-party residual value insurance to reduce its residual asset risk. At March 31, 2023 and December 31, 2022, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $45.9 million and $44.3 million, respectively. For more information on the Company’s lessor arrangements, refer to Note 1 “Summary of Significant Accounting Policies” in the Company’s 2022 Form 10-K.

Total net investment in sales-type and direct financing leases consists of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$257,643	$266,380
Unguaranteed residual values, net of unearned income and deferred selling profit	15,269	15,159
Total net investment in sales-type and direct financing leases	$272,912	$281,539

Lessee Arrangements

The Company’s lessee arrangements consist of operating and finance leases; however, the majority of the leases have been classified as non-cancellable operating leases and are primarily for real estate leases with remaining lease terms of up to 23 years. For more information on the Company’s lessee arrangements, refer to Note 1 “Summary of Significant Accounting Policies” in the Company’s 2022 Form 10-K.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information (dollars in thousands):

	March 31, 2023		December 31, 2022
	Operating	Finance	Operating	Finance
ROU assets	$34,520	$5,358	$35,729	$5,588
Lease liabilities	45,897	7,983	47,696	8,288
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	6.70	5.83	6.80	6.08
Weighted-average discount rate (1)	2.96%	1.17%	2.91%	1.17%

(1) An incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Three months ended March 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$24	$27
Operating Cash Flows from Operating Leases	2,812	2,891
Financing Cash Flows from Finance Leases	306	294
ROU assets obtained in exchange for lease obligations:
Operating leases	$852	$143

	Three months ended March 31,
	2023	2022
Net Operating Lease Cost	$2,240	$2,309
Finance Lease Cost:
Amortization of right-of-use assets	230	230
Interest on lease liabilities	24	27
Total Lease Cost	$2,494	$2,566

The maturities of lessor and lessee arrangements outstanding are presented in the table below (dollars in thousands):

	March 31, 2023
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining nine months of 2023	$49,822	$8,243	$996
2024	66,025	10,394	1,358
2025	55,221	8,214	1,392
2026	43,834	5,711	1,427
2027	33,152	4,450	1,462
Thereafter	38,814	14,129	1,626
Total undiscounted cash flows	286,868	51,141	8,261
Less: Adjustments (1)	29,225	5,244	278
Total (2)	$257,643	$45,897	$7,983

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

Total short-term borrowings consist of the following as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31,	December 31,
	2023	2022
Securities sold under agreements to repurchase	$163,760	$142,837
Federal Funds Purchased	—	160,000
FHLB Advances	245,000	1,016,000
Total short-term borrowings	$408,760	$1,318,837

Average outstanding balance during the period	$724,065	$302,060
Average interest rate during the period	4.24%	1.79%
Average interest rate at end of period	4.40%	3.89%

The Bank maintains federal funds lines with several correspondent banks; the available balance was $1.0 billion at March 31, 2023 and December 31, 2022, respectively. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both March 31, 2023 and December 31, 2022. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is in compliance with these covenants as of March 31, 2023 and December 31, 2022. Additionally, the Company has a collateral dependent line of credit with the FHLB of up to $6.1 billion and $6.0 billion at March 31, 2023 and December 31, 2022, respectively. The remaining credit availability on the collateral dependent line of credit with the FHLB was $5.9 billion and $4.9 billion at March 31, 2023 and December 31, 2022, respectively.

Starting in the first quarter of 2023, the Company is eligible to borrow from the Federal Reserve's BTFP, which provides additional contingent liquidity through the pledging of certain qualifying securities. The BTFP is a one-year program ending March 11, 2024, and the Company can borrow any time during the term and can repay the obligation at any time without penalty. As of March 31, 2023, liquidity of $548.6 million was available based on the par-value of qualifying securities from BTFP. The Company did not utilize the available funds from BTFP as of March 31, 2023.

Long-term Borrowings

In connection with several previous bank acquisitions, the Company issued $58.5 million and acquired $92.0 million of trust preferred capital notes. The remaining fair value discount on all acquired trust preferred capital notes was $12.3 million and $12.5 million at March 31, 2023 and December 31, 2022, respectively.

Total long-term borrowings consist of the following as of March 31, 2023 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR	Rate (1)	Maturity	Investment (2)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	7.94%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	6.59%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	7.92%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	8.29%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	8.29%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	7.84%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	6.69%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	6.74%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	8.04%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt(3)(4)
2031 Subordinated Debt	250,000	—%	2.875%	12/15/2031
Total Subordinated Debt(5)	$250,000
Fair Value Discount(6)	(15,009)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$390,150

(1) Rate as of March 31, 2023. Calculated using non-rounded numbers.

(2) Represents the junior subordinated debentures owned by the Company in trust and is reported in "Other assets" on the Company’s Consolidated Balance Sheets.

(3) The remaining issuance discount as of March 31, 2023 is $2.7 million.

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

(6) Remaining discounts of $12.3 million and $2.7 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

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

(1) Rate as of December 31, 2022. Calculated using non-rounded numbers.

(2) Represents the junior subordinated debentures owned by the Company in trust and is reported in "Other assets" on the Company’s Consolidated Balance Sheets.

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

(6) Remaining discounts of $12.5 million and $2.8 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of March 31, 2023, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
For the remaining nine months of 2023	$—	$—	$(875)	$(875)
2024	—	—	(1,187)	(1,187)
2025	—	—	(1,211)	(1,211)
2026	—	—	(1,236)	(1,236)
2027	—	—	(1,263)	(1,263)
Thereafter	155,159	250,000	(9,237)	395,922
Total long-term borrowings	$155,159	$250,000	$(15,009)	$390,150

(1) Includes discount on Trust Preferred Capital Securities and Subordinated Debt.

7. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters

In the ordinary course of its operations, the Company and its subsidiaries are subject to loss contingencies related to legal and regulatory proceedings. The Company establishes accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. When it is practicable, the Company estimates possible loss contingencies, whether or not there is an accrued probable loss. When the Company is able to estimate such losses and when it is reasonably possible that the Company could incur losses in excess of the amounts accrued, the Company discloses the aggregate estimation of such possible losses.

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it is considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies. In March 2023, the CFPB commenced settlement discussions with the Company to resolve the matter.

As of March 31, 2023, the Company has recorded a probable and estimable liability in connection with this matter. In addition, the Company believes that it is reasonably possible that the Company may experience losses in connection with this matter in excess of what the Company has accrued; however, the Company cannot reasonably estimate any loss beyond the estimated liability that has been recorded.

The Company cannot provide assurance whether a settlement will be reached, the final terms or timing of any such settlement, or the final amount of loss (potentially including both restitution and a civil money penalty) with respect to this matter. If the Company and the CFPB do not reach a settlement, the CFPB may commence litigation against the Company.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss and funding information, current and future economic conditions, risk ratings, and past due status among other factors in the consideration of expected credit losses in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold. At both March 31, 2023 and December 31, 2022, the Company’s reserve for unfunded commitments and indemnification reserve totaled $15.6 million and $14.1 million, respectively.

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

The following table presents the balances of commitments and contingencies as of the following dates (dollars in thousands):

	March 31, 2023	December 31, 2022
Commitments with off-balance sheet risk:
Commitments to extend credit(1)	$5,485,988	$5,229,252
Letters of credit	155,878	156,459
Total commitments with off-balance sheet risk	$5,641,866	$5,385,711

(1) Includes unfunded overdraft protection.

As of March 31, 2023, the Company had approximately $213.2 million in deposits in other financial institutions of which $162.3 million served as collateral for cash flow and loan swap derivatives. As of December 31, 2022, the Company had approximately $273.5 million in deposits in other financial institutions of which $196.2 million served as collateral for the Company’s cash flow and loan swap derivatives. The Company had approximately $47.5 million and $74.0 million in deposits in other financial institutions that were uninsured at March 31, 2023 and December 31, 2022, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate contracts to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. For the over-the-counter derivatives cleared with the central clearinghouses, the variation margin is treated as a settlement of the related derivatives fair values. Refer to Note 8 “Derivatives” within this Item 1 of this Quarterly Report for additional information.

As part of the Company’s liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged at March 31, 2023 and December 31, 2022 (dollars in thousands):

	Pledged Assets as of March 31, 2023
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$778,257	$623,009	$—	$1,401,266
Repurchase agreements	—	181,670	—	—	181,670
FHLB advances	—	58,078	—	2,598,273	2,656,351
Derivatives	162,329	58,405	—	—	220,734
Fed Funds (3)	—	440,955	18,273	485,569	944,797
Other purposes	—	23,399	—	—	23,399
Total pledged assets	$162,329	$1,540,764	$641,282	$3,083,842	$5,428,217

(1) Balance represents market value.

(2) Balance represents book value.

(3) Includes AFS and HTM securities pledged under the BTFP program.

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

Cash Flow Hedges

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate financial instruments. The Company uses interest rate swap agreements as part of its hedging strategy by exchanging a notional amount, equal to the principal amount of the borrowings or commercial loans, for fixed-rate interest based on benchmarked interest rates. The original terms and conditions of the interest rate swaps vary in range and length. Amounts receivable or payable are recognized as accrued under the terms of the agreements.

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

At March 31, 2023 and December 31, 2022, the Company had interest rate swaps designated and qualifying as cash flow hedges of the Company’s forecasted variable interest receipts on variable rate loans due to changes in the interest rate with a notional amount of $900 million. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.

Fair Value Hedges

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At March 31, 2023 and December 31, 2022, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $82.0 million and $83.6 million, respectively, and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $9.2 million and $11.0 million, respectively.

AFS Securities: The Company has a swap agreement to hedge the interest rate risk on a portion of its fixed rate AFS securities. At March 31, 2023 and December 31, 2022, the aggregate notional amount of the related hedged items of the AFS securities totaled $50.0 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $1.2 million and $1.9 million, respectively.

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

The following table summarizes key elements of the Company’s derivative instruments as of March 31, 2023 and December 31, 2022, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	March 31, 2023			December 31, 2022
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$2,838	$2,158	$900,000	$1,163	$6,599
Fair value hedges	131,976	2,938	—	133,576	4,117	—
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	6,002,395	67,954	195,375	5,820,005	75,030	229,401

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

(4) Includes RPAs.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023		December 31, 2022
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$88,891	$(1,226)	$91,388	$(1,889)
Loans(3)	81,976	(9,007)	83,576	(10,832)

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2023 and December 31, 2022, the amortized cost basis of this portfolio was $88.9 million and $91 million, respectively, and the cumulative basis adjustment associated with this hedge was $1.2 million and $1.9 million, respectively. The amount of the designated hedged item at March 31, 2023 and December 31, 2022 totaled $50 million.

(2) Carrying value represents amortized cost.

(3) The fair value of the swaps associated with the derivative related to hedged items at March 31, 2023 and December 31, 2022 was an unrealized gain of $9.2 million and $11.0 million, respectively.

9. STOCKHOLDERS’ EQUITY

Repurchase Programs

As of March 31, 2023, the Company does not have an active share repurchase program. The Company’s prior share repurchase plan expired on December 9, 2022.

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the three months ended March 31, 2023 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	(Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI (loss) - December 31, 2022	$(363,919)	$17	$(54,610)	$226	$(418,286)
Other comprehensive income (loss):
Other comprehensive income before reclassification	32,068	—	13,714	10	45,792
Amounts reclassified from AOCI into earnings	10,586	(3)	—	(22)	10,561
Net current period other comprehensive income (loss)	42,654	(3)	13,714	(12)	56,353
AOCI (loss) - March 31, 2023	$(321,265)	$14	$(40,896)	$214	$(361,933)

The change in AOCI for the three months ended March 31, 2022 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI - December 31, 2021	$22,763	$35	$(1,567)	$(2,596)	$18,635
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(186,967)	—	(23,313)	—	(210,280)
Amounts reclassified from AOCI into earnings	—	(5)	—	167	162
Net current period other comprehensive (loss) income	(186,967)	(5)	(23,313)	167	(210,118)
AOCI (loss) - March 31, 2022	$(164,204)	$30	$(24,880)	$(2,429)	$(191,483)

10. FAIR VALUE MEASUREMENTS

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

Derivative Instruments

As discussed in Note 8 “Derivatives” within this Item 1 of this Quarterly Report, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to borrower's performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. No significant differences were identified during the validation as of March 31, 2023 and December 31, 2022. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. Mortgage banking derivatives as of March 31, 2023 and December 31, 2022 did not have a significant impact on the Company’s Consolidated Financial Statements.

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

The Company primarily uses the Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any significant differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No significant differences were identified during the validation as of March 31, 2023 and December 31, 2022.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value Measurements at March 31, 2023 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$57,906	$4,668	$—	$62,574
Obligations of states and political subdivisions	—	523,097	—	523,097
Corporate and other bonds(1)	—	152,006	—	152,006
MBS	—	1,513,007	—	1,513,007
Other securities	—	1,681	—	1,681
LHFS(3)	—	7,126	—	7,126
Financial Derivatives(2)	—	73,730	—	73,730

LIABILITIES
Financial Derivatives(2)	$—	$197,533	$—	$197,533

(1) Other bonds include asset-backed securities.

(2) Includes hedged and non-hedged derivatives.

(3) Excludes a LHFS measured using a non-recurring basis.

	Fair Value Measurements at December 31, 2022 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$56,606	$5,337	$—	$61,943
Obligations of states and political subdivisions	—	807,435	—	807,435
Corporate and other bonds(1)	—	226,380	—	226,380
MBS	—	1,644,394	—	1,644,394
Other securities	—	1,664	—	1,664
LHFS	—	3,936	—	3,936
Financial Derivatives(2)	—	80,310	—	80,310

LIABILITIES
Financial Derivatives(2)	$—	$236,000	$—	$236,000

(1) Other bonds include asset-backed securities.

(2) Includes hedged and non-hedged derivatives.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to foreclosed properties, former bank premises, and collateral-dependent loans that are individually assessed. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The nonrecurring valuation adjustments for these assets did not have a significant impact on the Company’s consolidated financial statements.

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

HTM Securities

The Company’s HTM investment portfolio is primarily valued using fair value measurements that are considered to be Level 2, utilizes the same valuation approach as described above with the AFS securities portfolio. Any significant differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No significant differences were identified during the validation as of March 31, 2023 and December 31, 2022.

The Company’s Level 3 HTM securities are a result of a prior acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third- party vendor specializing in the SBA markets and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third party vendor that specializes in hard-to-value securities and are based on a discounted cash flow model and incorporates considerations for the complexity of the instrument, likelihood it will be called, and credit ratings. The Company reviews the valuations obtained for any material differences between valuation sources by analyzing the various inputs and results utilized by each pricing source. No significant differences were identified during the validation as of March 31, 2023 and December 31, 2022.

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

Deposits

The fair value of demand deposits, savings accounts, brokered deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2023 and December 31, 2022 are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2023 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$372,196	$372,196	$—	$—	$372,196
AFS securities	2,252,365	57,906	2,194,459	—	2,252,365
HTM securities	855,418	—	820,007	3,092	823,099
Restricted stock	87,616	—	87,616	—	87,616
LHFS	14,213	—	14,213	—	14,213
LHFI, net of deferred fees and costs	14,584,280	—	—	14,200,627	14,200,627
Financial Derivatives(1)	73,730	—	73,730	—	73,730
Accrued interest receivable	78,088	—	78,088	—	78,088
BOLI	443,537	—	443,537	—	443,537

LIABILITIES
Deposits	$16,455,910	$—	$16,455,439	$—	$16,455,439
Borrowings	798,910	—	735,301	—	735,301
Accrued interest payable	10,392	—	10,392	—	10,392
Financial Derivatives(1)	197,533	—	197,533	—	197,533

(1) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at December 31, 2022 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$319,948	$319,948	$—	$—	$319,948
AFS securities	2,741,816	56,606	2,685,210	—	2,741,816
HTM securities	847,732	—	798,778	3,109	801,887
Restricted stock	120,213	—	120,213	—	120,213
LHFS	3,936	—	3,936	—	3,936
LHFI, net of deferred fees and costs	14,449,142	—	—	13,974,926	13,974,926
Financial Derivatives(1)	80,310	—	80,310	—	80,310
Accrued interest receivable	81,953	—	81,953	—	81,953
BOLI	440,656	—	440,656	—	440,656

LIABILITIES
Deposits	$15,931,677	$—	$15,927,361	$—	$15,927,361
Borrowings	1,708,700	—	1,645,095	—	1,645,095
Accrued interest payable	5,268	—	5,268	—	5,268
Financial Derivatives(1)	236,000	—	236,000	—	236,000

(1) Includes hedged and non-hedged derivatives.

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

The following table presents basic and diluted EPS calculations for the three months ended March 31, 2023 and 2022 (dollars in thousands except per share data):

	Three Months Ended
	March 31,
	2023	2022
Net Income	$35,653	$43,690
Less: Preferred Stock Dividends	2,967	2,967
Net income available to common shareholders	$32,686	$40,723

Weighted average shares outstanding, basic	74,832	75,545
Dilutive effect of stock awards	3	11
Weighted average shares outstanding, diluted	74,835	75,556

Earnings per common share, basic	$0.44	$0.54
Earnings per common share, diluted	$0.44	$0.54

12. SEGMENT REPORTING AND REVENUE

Operating Segments

Prior to the third quarter of 2022, the Company had one reportable operating segment, the Bank; however, in the third quarter of 2022, the Company completed system conversions that allow its chief operating decision makers to evaluate the business, establish the overall business strategy, allocate resources, and assess business performance within two reportable operating segments—Wholesale Banking and Consumer Banking—while corporate support functions such as corporate treasury and others will be included in Corporate Other. As a result, the Company restated its segment information for the three months ended March 31, 2022 and under the new basis with two reportable operating segments.

Effective January 1, 2023, the Company made an organizational change to move certain lines of business in the wealth management division that primarily serve Wholesale Banking customers from the Consumer Banking segment to the Wholesale Banking segment. As a result, the Company re-allocated $9.6 million of goodwill from the Consumer Banking segment to the Wholesale Banking segment and restated its prior segment information for the year ended December 31, 2022, based on this organizational change. Goodwill was evaluated for impairment prior to and immediately following the organizational change. Refer to Note 4 “Goodwill and Intangible Assets” within this Item 1 “Financial Statements” of this Quarterly Report for additional information.

As of March 31, 2023, the Company’s operating segments include the following:

●	Wholesale Banking: The Wholesale Banking segment provides loan and deposit services, as well as treasury management, SBA lending, and capital market services to wholesale customers primarily throughout Virginia, Maryland, North Carolina, and South Carolina. These customers include commercial real estate and commercial and industrial customers. This segment also includes the Company’s public finance subsidiary and the equipment finance subsidiary, which has nationwide exposure. The private banking and trust businesses also reside in the Wholesale Banking segment.
●	Consumer Banking: The Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division and investment management and advisory services businesses.
●	Corporate Other: Corporate Other includes the Company’s Corporate Treasury functions, such as management of the investment securities portfolio, long-term debt, short-term liquidity and funding activities, balance sheet risk management, and other corporate support functions, as well as intercompany eliminations.

Segment Reporting Methodology

The Company’s segment reporting is based on a “management approach” as described in Note 1 “Summary of Significant Accounting Policies” of the Company’s 2022 Form 10-K. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process. A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals. For additional information on the methodologies used in preparing the operating segment results, refer to Note 17 “Segment Reporting and Revenue” in the Company’s 2022 Form 10-K.

Segment Results

The following tables present the Company’s operating segment results for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
Three Months Ended March 31, 2023
Net interest income	$67,540	$63,145	$22,758	$153,443
Provision for credit losses	10,487	1,340	23	11,850
Net interest income after provision for credit losses	57,053	61,805	22,735	141,593
Noninterest income	7,414	12,178	(9,964)	9,628
Noninterest expenses	42,314	57,055	8,905	108,274
Income before income taxes	$22,153	$16,928	$3,866	$42,947
Three Months Ended March 31, 2022
Net interest income	$71,424	$48,132	$11,375	$130,931
Provision for credit losses	1,617	1,183	—	2,800
Net interest income after provision for credit losses	69,807	46,949	11,375	128,131
Noninterest income	9,187	16,619	4,347	30,153
Noninterest expenses	40,008	55,333	9,980	105,321
Income before income taxes	$38,986	$8,235	$5,742	$52,963

The following table presents the Company’s operating segment results for key balance sheet metrics as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
As of March 31, 2023
LHFI, net of deferred fees and costs (1)	$11,608,884	$2,991,423	$(16,027)	$14,584,280
Goodwill	639,180	286,031	—	925,211
Deposits	6,164,567	9,843,565	447,778	16,455,910
As of December 31, 2022
LHFI, net of deferred fees and costs (1)(2)	$11,476,258	$2,990,017	$(17,133)	$14,449,142
Goodwill (3)	639,180	286,031	—	925,211
Deposits (4)	6,128,729	9,724,598	78,350	15,931,677

(1) Corporate Other includes acquisition accounting fair value adjustments.

(2) Wholesale Banking includes a $136.6 million reallocation from Consumer Banking due to the January 1, 2023 organizational change discussed above.

(3) Wholesale Banking includes a $9.6 million reallocation from Consumer Banking due to the January 1, 2023 organizational change discussed above.

(4) Wholesale Banking includes a $258.7 million reallocation from Consumer Banking due to the January 1, 2023 organizational change discussed above.

Revenue

The majority of the Company’s noninterest income is being accounted for in accordance with ASC 606, Revenue from Contracts with Customers and comes from short term contracts associated with fees for services provided on deposit accounts and credit cards from the Consumer and Wholesale Banking segments, as well as fiduciary and asset management fees from the Consumer Banking and Wholesale Banking segments. Refer to Note 17 “Segment Reporting and Revenue” in the Company’s 2022 Form 10-K for additional information on the Company’s contract balances, performance obligations, and mortgage banking income.

Noninterest income disaggregated by major source for the three months ended March 31, 2023 and 2022, consisted of the following (dollars in thousands):

	Three Months Ended
	March 31,	March 31,
	2023	2022
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$4,823	$4,994
Maintenance fees & other	3,079	2,602
Other service charges, commissions, and fees (1)	1,746	1,655
Interchange fees(1)	2,325	1,810
Fiduciary and asset management fees (1):
Trust asset management fees	3,107	3,391
Registered advisor management fees	—	2,660
Brokerage management fees	1,155	1,204
Mortgage banking income	854	3,117
Loss on sale of securities	(13,400)	—
Bank owned life insurance income	2,828	2,697
Loan-related interest rate swap fees	1,439	3,860
Other operating income	1,672	2,163
Total noninterest income	$9,628	$30,153

(1) Income within scope of ASC 606, Revenue from Contracts with Customers.

The following tables present noninterest income disaggregated by reportable operating segment for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other (1)	Total
Three Months Ended March 31, 2023
Noninterest income:
Deposit service charges	$1,975	$5,927	$—	$7,902
Other service charges and fees	445	1,301	—	1,746
Fiduciary and asset management fees	3,035	1,227	—	4,262
Mortgage banking income	—	854	—	854
Other income	1,959	2,869	(9,964)	(5,136)
Total noninterest income	$7,414	$12,178	$(9,964)	$9,628
Three Months Ended March 31, 2022
Noninterest income:
Deposit service charges	$1,565	$6,031	$—	$7,596
Other service charges and fees	435	1,220	—	1,655
Fiduciary and asset management fees	3,316	3,939	—	7,255
Mortgage banking income	—	3,117	—	3,117
Other income	3,871	2,312	4,347	10,530
Total noninterest income	$9,187	$16,619	$4,347	$30,153

(1) For the three months ended March 31, 2023, other income includes $13.4 million of losses incurred on the sale of AFS securities. In addition to the loss on sale of AFS securities, other income primarily consists of income from BOLI and equity method investments.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through May 4, 2023, the date the financial statements were issued.

On May 2, 2023, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on June 1, 2023 to preferred shareholders of record as of May 17, 2023.

The Company’s Board of Directors also declared a quarterly dividend of $0.30 per share of common stock. The common stock dividend is payable on June 2, 2023 to common shareholders of record as of May 19, 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation (the Company) as of March 31, 2023, the related consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month periods ended March 31, 2023 and 2022, the consolidated statements of changes in cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 23, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 4, 2023

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the results of operations, financial condition, liquidity, and capital resources of the Company and its subsidiaries. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2022 Form 10-K, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section therein. Highlighted in the discussion are material changes from prior reporting periods and identifiable trends materially affecting the Company. Results of operations for the interim periods are not necessarily indicative of results that may be expected for the full year or for any other period. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

In management’s discussion and analysis, the Company provides certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance. Non-GAAP financial measures may be identified with the symbol (+) and may be labeled as adjusted.  Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable GAAP financial measures.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding our expectations with regard to our business, financial and operating results, including our deposit base and funding and the impact of future economic conditions, anticipated changes in the interest rate environments and the related impacts on the Company’s net interest margin, changes in economic conditions, management’s belief regarding liquidity and capital resources, estimates with respect to the earn back period related to our recent balance sheet repositioning, and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” “continue,” “confidence,” or words of similar meaning or other statements concerning opinions or judgment of the Company and our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

●	market interest rates and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs and our loan and securities portfolios;
●	inflation and its impacts on economic growth and customer and client behavior;
●	adverse developments in the financial industry generally, such as the recent bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior;
●	the sufficiency of liquidity;

●	general economic and financial market conditions, in the United States generally and particularly in the markets in which we operate and which our loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth;
●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	the quality or composition of our loan or investment portfolios and changes therein;
●	demand for loan products and financial services in our market areas;
●	our ability to manage our growth or implement our growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	our ability to recruit and retain key employees;
●	real estate values in our lending area;
●	changes in accounting principles, standards, rules, and interpretations, and the related impact on our financial statements;
●	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by inflation, changing interest rates, or other factors;
●	our liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of our credit processes and management of our credit risk;
●	our ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	operational, technological, cultural, regulatory, legal, credit, and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash considerations;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events, and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of our borrowers to satisfy their obligations to us, on the value of collateral securing loans, on the demand for the our loans or our other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on our liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of our business operations and on financial markets and economic growth;
●	the discontinuation of LIBOR and its impact on the financial markets, and our ability to manage operational, legal, and compliance risks related to the discontinuation of LIBOR and implementation of one or more alternate reference rates;
●	performance by our counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements;
●	actual or potential claims, damages, and fines related to litigation or government actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
●	the effects of changes in federal, state or local tax laws and regulations;
●	any event or development that would cause us to conclude that there was an impairment of any asset, including intangible assets, such as goodwill; and
●	other factors, many of which are beyond our control.

Please also refer to such other factors as discussed throughout Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Form 10-K and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements, and all of the forward-looking statements made in this report are expressly qualified by the cautionary statements contained or referred to herein and therein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or our businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report, and undue reliance should not be placed on such forward-looking statements. Forward-looking statements speak only as of the date they are made.

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

The Company provides additional information on its critical accounting estimates in Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in its 2022 Form 10-K. The Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of the Company’s 2022 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT FULLY ADOPTED)

In March 2023, the FASB issued ASU No. 2023-02 Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. Prior to the issuance of ASU 2023-02, companies could only apply the proportional amortization method to low-income-housing tax credit structures. Topic 323 allows for the expansion of use of the proportional amortization method to all tax equity investments that meet certain conditions. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received and presents this net amount as a component of income tax expense (benefit). The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact ASU No. 2023-02 will have on its consolidated financial statements.

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 109 branches and approximately 125 ATMs located throughout Virginia and in portions of Maryland and North Carolina. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol "AUB". Additional information is available on the Company’s website at https://investors.atlanticunionbank.com. The information contained on the Company’s website is not a part of or incorporated into this Quarterly Report.

RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Recent Events and Industry Developments

In March 2023, the banking industry experienced significant volatility due to two recent high-profile bank failures, and in April 2023, there was a third bank failure that has contributed to additional volatility during April and May. These recent bank failures have resulted in significant concerns within the banking industry related to liquidity, deposit outflows, and unrealized losses on investment securities. These concerns and volatility in the banking industry may persist if other industry participants experience similar high-profile financial challenges or if other banks are closed by federal or state banking regulators. These recent events in the banking industry have reinforced the importance of maintaining access to diverse sources of funding and the benefits of a robust and stable deposit base, but the continuing impact of the volatility and turmoil in the banking industry on the Company, and its financial condition and results of operations for the remainder of 2023, is uncertain and cannot be predicted.

In light of the recent events in the banking industry, a continued rising interest rate environment and persistent concerns about recessionary conditions in the U.S. economy during 2023 or 2024, the Company continues to actively monitor balance sheet trends, deposit flows, and liquidity needs to ensure that the Company and the Bank are able to meet the needs of the Bank’s customers and maintain financial flexibility. During the first quarter of 2023, the Company’s LHFI, net of deferred fees and costs, and total deposits increased from the prior quarter by $135.1 million and $524.2 million, respectively, and the Company’s short-term borrowings decreased by $910.1 million from the prior quarter largely driven by repayments funded by the Company’s sale of $505.7 million of AFS securities during the first quarter of 2023. As of March 31, 2023, the Company estimates that approximately 72.1% of the Company’s deposits were insured or collateralized, and that the Company maintained available liquidity sources to cover approximately 130% of uninsured and uncollateralized deposits. In addition, to further bolster the Company’s funding position during the first quarter, the Company augmented customer deposit growth by also increasing brokered deposits by approximately $370.5 million from the prior quarter.

Despite the negative developments within the broader banking industry during the first quarter of 2023, the Company’s and the Bank’s regulatory capital ratios continued to exceed the standards to be considered well-capitalized under regulatory requirements. See “Capital Resources” within this Item 2 for additional information about the Company’s regulatory capital.

The Company is continually monitoring the impact of other various global and national events on the Company’s results of operations and financial condition, including inflation, rising interest rates, and geopolitical conflicts (such as the ongoing conflict between Russia and Ukraine). Inflation has risen as a result of growth in economic activity and demand for goods and services, as well as labor shortages and global supply chain issues. As a result, market interest rates began to rise during 2022 after an extended period at historical lows, and the FOMC increased the Federal Funds target rates throughout 2022 and 2023 to its current range of 5.00% to 5.25%. The FOMC has noted that it will closely monitor incoming information and assess the implications for monetary policy in determining future actions with respect to the target rates and also confirmed the continued reduction to the Federal Reserve’s holdings of U.S. Treasury securities and agency debt and agency MBS. These developments helped drive the meaningful increase in deposit costs and deposit competition that the Company experienced during the first quarter of 2023. The Company anticipates that the net impact of these factors will result in a continued contraction of its net interest margin. The timing and impact of inflation, market interest rates, and the competitive landscape of deposits on the Company's business and results of operations will depend on future developments, which are highly uncertain and difficult to predict. The Company will continue to deploy various asset liability management strategies to seek to manage the Company's risk related to interest rate fluctuations. Refer to “Liquidity” within this Item 2 for additional information about the Company’s liquidity and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 3 of this Quarterly Report for additional information about the Company’s interest rate sensitivity.

Strategic Initiatives

On January 18, 2023, February 9, 2023, and March 6th through the 9th of 2023, the Company executed a balance sheet repositioning strategy and sold AFS securities with a total book value of $505.7 million at a pre-tax loss of $13.4 million and used the net proceeds to reduce existing high costing FHLB borrowings. The deleverage strategy provides the Company with improved liquidity, enhanced tangible common equity, and additional run rate earnings. The Company estimates the loss will be earned back in approximately two years.

During the first quarter of 2022, the Company closed its operations center and consolidated 16 branches, resulting in restructuring expenses in the first quarter of 2022 of approximately $5.5 million, primarily related to real estate lease and other asset write downs, as well as severance costs. There were no significant branch closing and facility consolidation costs for the first quarter of 2023.

SUMMARY OF FINANCIAL RESULTS

Net Income & Performance Metrics

●	Net income available to common shareholders was $32.7 million and basic and diluted EPS was $0.44 for the first quarter of 2023, compared to $40.7 million and $0.54 for the first quarter of 2022.
●	Excluding a pre-tax loss on the sale of securities of $13.4 million due to the sale of AFS securities and a $5.0 million legal reserve associated with an ongoing and previously disclosed regulatory matter, the Company reported for the quarter ended March 31, 2023, adjusted operating earnings available to common shareholders(+)of $47.2 million and adjusted diluted operating EPS (+) of $0.63, compared to adjusted operating earnings available to common shareholders(+) of $45.1 million and diluted adjusted operating EPS(+) of $0.60 for the first quarter of 2022.

Balance Sheet

●	Total assets were $20.1 billion at March 31, 2023, a decrease of $357.8 million or approximately 7.1% (annualized) from December 31, 2022. Total assets decreased during the first quarter primarily due to a decline in the investment securities portfolio of $514.4 million due to the sale of AFS securities as part of the Company’s balance sheet repositioning strategy executed during the quarter. The decrease in assets during the first quarter was partially offset by a $135.1 million increase in LHFI, net of deferred fees and costs, driven by loan growth.
●	Total LHFI, net of deferred fees and costs, were $14.6 billion at March 31, 2023, an increase of $135.1 million or 3.8% (annualized) from December 31, 2022.
●	Total investments were $3.2 billion at March 31, 2023, a decrease of $514.4 million from December 31, 2022. AFS securities totaled $2.3 billion at March 31, 2023, compared to $2.7 billion at December 31, 2022. At March 31, 2023, total net unrealized losses on the AFS securities portfolio were $407.9 million, an improvement of $54.7 million from total net unrealized losses on AFS securities of $462.6 at December 31, 2022. HTM securities are carried at cost and totaled $855.4 million at March 31, 2023, compared to $847.7 million at December 31, 2022 and have net unrealized losses of $32.3 million at March 31, 2023, an improvement of $13.5 million from net unrealized losses on HTM securities of $45.8 at December 31, 2022, due primarily to changes in interest rates and market conditions during the first quarter.
●	At March 31, 2023, total deposits were $16.5 billion, an increase of $524.2 million or approximately 13.3% (annualized) from December 31, 2022, due to a $829.5 million increase in interest-bearing deposits, which includes approximately $377.9 million in brokered deposits, partially offset by a $305.2 million decrease in demand deposits, as customers moved funds from lower to higher yielding deposit products.

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

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

	For the Three Months Ended
	March 31,
	2023	2022	Change

	(Dollars in thousands)
Average interest-earning assets	$18,238,088	$17,885,018	$353,070
Interest and dividend income	$217,546	$138,456	$79,090
Interest and dividend income (FTE) (+)	$221,334	$141,792	$79,542
Yield on interest-earning assets	4.84%	3.14%	170	bps
Yield on interest-earning assets (FTE) (+)	4.92%	3.22%	170	bps
Average interest-bearing liabilities	$12,846,109	$11,797,999	$1,048,110
Interest expense	$64,103	$7,525	$56,578
Cost of interest-bearing liabilities	2.02%	0.26%	176	bps
Cost of funds	1.42%	0.18%	124	bps
Net interest income	$153,443	$130,931	$22,512
Net interest income (FTE) (+)	$157,231	$134,267	$22,964
Net interest margin	3.41%	2.97%	44	bps
Net interest margin (FTE) (+)	3.50%	3.04%	46	bps

For the first quarter of 2023, net interest income was $153.4 million, an increase of $22.5 million from the first quarter of 2022. For the first quarter of 2023, net interest income (FTE)(+) was $157.2 million, an increase of $23.0 million from the first quarter of 2022. In the first quarter of 2023, net interest margin increased 44 bps to 3.41% from 2.97% in the first quarter of 2022, and net interest margin (FTE)(+) increased 46 bps to 3.50% from 3.04% compared to the same period of 2022. The increases in net interest income and net interest income (FTE)(+) were primarily driven by higher loan yields due to increased short-term interest rates and higher average loans, as well as increases in investment income primarily due to higher yields on taxable securities, driven by the higher short-term interest rates, partially offset by a decrease in the securities portfolio balance due to the sale of $505.7 million of AFS securities in the first quarter of 2023, as the Company executed a balance sheet repositioning strategy. These increases were partially offset by an increase in interest expense due to higher deposit costs and borrowings due to increased market interest rates, as well as changes in the deposit mix as depositors migrated to higher costing interest bearing deposit accounts at the end of 2022 and into the first quarter of 2023.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2023			2022
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$2,038,215	$16,753	3.33%	$2,617,156	$13,666	2.12%
Tax-exempt	1,429,346	11,782	3.34%	1,581,426	13,240	3.40%
Total securities	3,467,561	28,535	3.34%	4,198,582	26,906	2.60%
Loans, net (3)	14,505,611	191,178	5.35%	13,300,789	114,602	3.49%
Other earning assets	264,916	1,621	2.48%	385,647	284	0.30%
Total earning assets	18,238,088	$221,334	4.92%	17,885,018	$141,792	3.22%
Allowance for loan and lease losses	(112,172)			(100,342)
Total non-earning assets	2,258,435			2,135,692
Total assets	$20,384,351			$19,920,368
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,344,900	$38,315	1.86%	$8,376,766	$1,324	0.06%
Regular savings	1,087,435	364	0.14%	1,142,854	55	0.02%
Time deposits	2,291,530	13,155	2.33%	1,766,657	3,104	0.71%
Total interest-bearing deposits	11,723,865	51,834	1.79%	11,286,277	4,483	0.16%
Other borrowings	1,122,244	12,269	4.43%	511,722	3,042	2.41%
Total interest-bearing liabilities	12,846,109	$64,103	2.02%	11,797,999	$7,525	0.26%
Noninterest-bearing liabilities:
Demand deposits	4,693,347			5,228,098
Other liabilities	421,295			233,287
Total liabilities	17,960,751			17,259,384
Stockholders' equity	2,423,600			2,660,984
Total liabilities and stockholders' equity	$20,384,351			$19,920,368
Net interest income		$157,231			$134,267
Interest rate spread			2.90%			2.96%
Cost of funds			1.42%			0.18%
Net interest margin			3.50%			3.04%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

The Volume Rate Analysis table below presents changes in net interest income (FTE)(+) and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows for the quarters ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended
	March 31, 2023 vs. March 31, 2022
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(3,505)	$6,592	$3,087
Tax-exempt	(1,257)	(201)	(1,458)
Total securities	(4,762)	6,391	1,629
Loans, net(1)	11,184	65,392	76,576
Other earning assets	(116)	1,453	1,337
Total earning assets	$6,306	$73,236	$79,542
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$(4)	$36,995	$36,991
Regular savings	(3)	312	309
Time deposits(1)	1,164	8,887	10,051
Total interest-bearing deposits	1,157	46,194	47,351
Other borrowings(1)	5,418	3,809	9,227
Total interest-bearing liabilities	6,575	50,003	56,578
Change in net interest income (FTE)(+)	$(269)	$23,233	$22,964

(1) The rate-related changes in interest income on loans, deposits, and other borrowings include the impact of lower accretion of the acquisition-related fair market value adjustments, which are detailed below.

The impact of net accretion related to acquisition accounting fair value adjustments for the first quarters of 2022 and 2023 are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Amortization	Amortization	Total
For the quarter ended March 31, 2022	$2,253	$(10)	(203)	$2,040
For the quarter ended March 31, 2023	1,106	(14)	(209)	883

Noninterest Income

	For the Three Months Ended
	March 31,		Change
	2023	2022	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$7,902	$7,596	$306	4.0%
Other service charges, commissions, and fees	1,746	1,655	91	5.5%
Interchange fees	2,325	1,810	515	28.5%
Fiduciary and asset management fees	4,262	7,255	(2,993)	(41.3)%
Mortgage banking income	854	3,117	(2,263)	(72.6)%
Loss on sale of securities	(13,400)	—	(13,400)	100.0%
Bank owned life insurance income	2,828	2,697	131	4.9%
Loan-related interest rate swap fees	1,439	3,860	(2,421)	(62.7)%
Other operating income	1,672	2,163	(491)	(22.7)%
Total noninterest income	$9,628	$30,153	$(20,525)	(68.1)%

Noninterest income decreased $20.5 million to $9.6 million for the quarter ended March 31, 2023, compared to $30.2 million for the quarter ended March 31, 2022. Excluding, the loss on sale of securities of $13.4 million in 2023, adjusted operating noninterest income(+) for the quarter ended March 31, 2023 decreased $7.1 million or 23.6% compared to the quarter ended March 31, 2022. The decrease from the prior year quarter was primarily driven by a $3.0 million decrease in fiduciary and asset management fees due to a decrease in assets under management mainly driven by the DHFB sale in the second quarter of 2022, and a $2.4 million decrease in loan-related interest rate swap fees due to lower transaction volumes, and a $2.3 million decrease in mortgage banking income due to a decline in mortgage loan origination volumes driven by the rapid increase in market interest rates. These decreases were partially offset by a $515,000 increase in interchange fees.

Noninterest Expense

	For the Three Months Ended
	March 31,		Change
	2023	2022	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$60,529	$58,298	$2,231	3.8%
Occupancy expenses	6,356	6,883	(527)	(7.7)%
Furniture and equipment expenses	3,752	3,597	155	4.3%
Technology and data processing	8,142	7,796	346	4.4%
Professional services	3,413	4,090	(677)	(16.6)%
Marketing and advertising expense	2,351	2,163	188	8.7%
FDIC assessment premiums and other insurance	3,899	2,485	1,414	56.9%
Franchise and other taxes	4,498	4,499	(1)	(0.0)%
Loan-related expenses	1,552	1,776	(224)	(12.6)%
Amortization of intangible assets	2,279	3,039	(760)	(25.0)%
Other expenses	11,503	10,695	808	7.6%
Total noninterest expense	$108,274	$105,321	$2,953	2.8%

Noninterest expense increased $3.0 million or 2.8% to $108.3 million for the quarter ended March 31, 2023, compared to $105.3 million for the quarter ended March 31, 2022. Excluding, amortization of intangible assets ($2.3 million in 2023 and $3.0 million in 2022), the legal reserve associated with an ongoing and previously disclosed regulatory matter, included within other expenses ($5.0 million in 2023), and strategic branch closing and facility consolidation costs, included within other expenses ($5.5 million in 2022), adjusted operating noninterest expense(+) for the quarter ended March 31, 2023 increased $4.2 million or 4.4%, compared to the quarter ended March 31, 2022. The increase from the prior year quarter in adjusted operating non-interest expense(+) was primarily driven by a $2.2 million increase in salaries and benefits expense driven by increases in salaries and wages, a $1.4 million increase in FDIC assessment premiums and other insurance primarily due to the increase in the FDIC assessment rates, effective January 1, 2023, and a $1.3 million increase in other expenses, primarily due to an increase in teammate and travel costs and other operational expenses. These increases were partially offset by decreases of $677,000 in professional services related to strategic projects that occurred in the prior year quarter and $527,000 in occupancy expenses.

Segment Results

As discussed in Note 12, “Segment Reporting and Revenue,” in Part I, Item 1 of this Quarterly Report, effective as of the third quarter of 2022, the Company began segmenting its business into two primary reportable operating segments—Wholesale Banking and Consumer Banking — as these segments reflect how the chief operating decision makers are now evaluating the business, establishing the overall business strategy, allocating resources, and assessing business performance. Included below are the key metrics used by the chief operating decision makers in evaluating the Company’s reportable operating segments.

Effective January 1, 2023, the Company made an organizational change to move certain lines of business in the wealth management division that primarily serve Wholesale Banking customers from the Consumer Banking segment to the Wholesale Banking segment. As a result, the Company re-allocated $9.6 million of goodwill from the Consumer Banking segment to the Wholesale Banking segment and restated its prior segment information for the year ended December 31, 2022, based on this organizational change. Refer to Note 4 “Goodwill and Intangible Assets” and Note 12 “Segment Reporting and Revenue” within Part I, Item 1 “Financial Statements” of this Quarterly Report for additional information.

Wholesale Banking

The Wholesale Banking segment provides loan and deposit services, as well as treasury management, SBA lending, and capital market services to wholesale customers primarily throughout Virginia, Maryland, North Carolina and South Carolina. These customers include commercial real estate and commercial and industrial customers. This segment also includes the Company’s public finance subsidiary and the equipment finance subsidiary, which has nationwide exposure. The private banking and trust businesses also reside in the Wholesale Banking segment.

The following table presents operating results for the three months ended March 31, 2023 and 2022 for the Wholesale Banking segment (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net interest income	$67,540	$71,424
Provision for credit losses	10,487	1,617
Net interest income after provision for credit losses	57,053	69,807
Noninterest income	7,414	9,187
Noninterest expense	42,314	40,008
Income before income taxes	$22,153	$38,986

Wholesale Banking income before income taxes decreased $16.8 million to $22.2 million for the quarter ended March 31, 2023, compared to $39.0 million for the quarter ended March 31, 2022. The decrease was primarily driven by an $8.9 million increase in the provision for credit losses, due to increasing uncertainty in the economic outlook and loan growth. Net interest income decreased $3.9 million driven by Paycheck Protection Program loan income in the first quarter of 2022, and spread compression on the loan and deposit portfolios driven by the rapid rise in interest rates. This was partially offset by higher income due to higher average loan balances. Noninterest expense increased by $2.3 million primarily due to an increase in salaries and benefits expense driven by increases in salaries and wages, and noninterest income decreased by $1.8 million primarily driven by a decrease in loan-related interest rate swap fees due to lower transaction volumes.

The following table presents the key balance sheet metrics as of March 31, 2023 and December 31, 2022 for the Wholesale Banking segment (dollars in thousands):

	March 31, 2023	December 31, 2022 (1)
LHFI, net of deferred fees and costs	$11,608,884	$11,476,258
Total Deposits	6,164,567	6,128,729

(1) Includes a reallocation of LHFI, net of deferred fees and costs, and total deposits from the Consumer Banking segment of $136.6 million and $258.7 million, respectively, due to the January 1, 2023 organizational change discussed in Note 12, “Segment Reporting and Revenue,” in Part I, Item 1 of this Quarterly Report.

LHFI, net of deferred fees and costs, for the Wholesale Banking segment increased $132.6 million or 4.7% (annualized) to $11.6 billion at March 31, 2023 compared to December 31, 2022; growth primarily occurred across the commercial and industrial and construction and land development loan portfolios.

Wholesale banking deposits increased $35.8 million or 2.4% (annualized) to $6.2 billion at March 31, 2023 compared to December 31, 2022. This increase was primarily driven by an increase in interest checking accounts, partially offset by a decrease in money market balances and demand deposits.

Consumer Banking

The Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division and investment management and advisory services businesses.

The following table presents operating results for the three months ended March 31, 2023 and 2022 for the Consumer Banking segment (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net interest income	$63,145	$48,132
Provision for credit losses	1,340	1,183
Net interest income after provision for credit losses	61,805	46,949
Noninterest income	12,178	16,619
Noninterest expense	57,055	55,333
Income before income taxes	$16,928	$8,235

Consumer Banking income before income taxes increased $8.7 million to $16.9 million for the quarter ended March 31, 2023, compared to $8.2 million for the quarter ended March 31, 2022. Net interest income increased $15.0 million primarily due to favorable funding credit on deposits and increased interest income attributable to the higher interest rate environment and higher average loan balances, offset by lower Paycheck Protection Program loan income and spread compression on loans. This increase was partially offset by a $4.4 million decrease in noninterest income primarily due to a decrease in fiduciary and asset management fees due to a decrease in assets under management primarily driven by the sale of DHFB in the second quarter of 2022 and a decrease in mortgage banking income due to a decline in mortgage loan origination volumes driven by the rapid increase in market interest rates during 2022 and continuing into the first quarter of 2023. In addition, noninterest expense increased by $1.7 million primarily due to an increase in FDIC assessment premiums and other insurance due to the increase in the FDIC assessment rates, effective January 1, 2023, and an increase in salaries and benefits expense, partially offset by a decrease in amortization expense due to the sale of DHFB and a decrease in occupancy expenses.

The following table presents the key balance sheet metrics as of March 31, 2023 and December 31, 2022 for the Consumer Banking segment (dollars in thousands):

	March 31, 2023	December 31, 2022 (1)
LHFI, net of deferred fees and costs	$2,991,423	$2,990,017
Total Deposits	9,843,565	9,724,598

(1) Includes a reallocation of LHFI, net of deferred fees and costs, and total deposits to the Wholesale Banking segment of $136.6 million and $258.7 million, respectively, due to the January 1, 2023 organizational change discussed in Note 12, “Segment Reporting and Revenue,” in Part I, Item 1 of this Quarterly Report.

LHFI, net of deferred fees and costs, for the Consumer Banking segment increased $1.4 million or 0.2% (annualized) to $3.0 billion at March 31, 2023 compared to December 31, 2022.

Consumer Banking deposits increased $119.0 million or 5.0% (annualized) to $9.8 billion at March 31, 2023 compared to December 31, 2022. This increase was primarily due to an increase in time deposits, partially offset by a decrease in demand deposits, interest checking accounts, and savings accounts, as customers moved funds from lower to higher yielding deposit products.

Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 17.0% and 17.5%, respectively. The marginal decrease in the effective tax rate is primarily due to the higher proportion of tax-exempt income to pre-tax income in the first quarter of 2023.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

Assets

At March 31, 2023, total assets were $20.1 billion, a decrease of $357.8 million or approximately 7.1% (annualized)

from December 31, 2022. The decrease in total assets was primarily due to a decline in the investment securities portfolio of $514.4 million, primarily due to the sale of AFS securities as part of the Company’s balance sheet repositioning strategy executed during the first quarter of 2023, which was partially offset by an increase in LHFI, net of deferred fees and costs, driven by loan growth.

LHFI, net of deferred fees and costs, were $14.6 billion at March 31, 2023, an increase of $135.1 million or 3.8% (annualized) from December 31, 2022. At March 31, 2023, quarterly average LHFI, net of deferred fees and costs, increased $388.2 million or 11.2% (annualized) from December 31, 2022. Refer to "Loan Portfolio" within this Item 2 and Note 3 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 of this Quarterly Report for additional information on our loan activity.

At March 31, 2023, total investments were $3.2 billion, a decrease of $514.4 million from December 31, 2022. AFS securities totaled $2.3 billion at March 31, 2023, a $489.5 million decrease from December 31, 2022. At March 31, 2023, total net unrealized losses on the AFS securities portfolio were $407.9 million, an improvement of $54.7 million from total net unrealized losses on AFS securities of $462.6 at December 31, 2022. HTM securities totaled $855.4 million at March 31, 2023, a $7.7 million increase from December 31, 2022 and have net unrealized losses of $32.3 million at March 31, 2023, an improvement of $13.5 million from net unrealized losses on HTM securities of $45.8 at December 31, 2022.

Liabilities and Stockholders’ Equity

At March 31, 2023, total liabilities were $17.7 billion, a decrease of $425.3 million from $18.1 billion at December 31, 2022, which was primarily driven by a decrease in borrowings, partially offset by an increase in deposits.

Total deposits at March 31, 2023 were $16.5 billion, an increase of $524.2 million or approximately 13.3% (annualized) from December 31, 2022. For the quarter ended March 31, 2023, quarterly average deposits decreased $194.5 million or 4.7% (annualized) compared to the prior quarter. Total deposits at March 31, 2023 increased from December 31, 2022 due to a $829.5 million increase in interest-bearing deposits, which includes approximately $377.9 million in brokered deposits, partially offset by a $305.2 million decrease in demand deposits, as customers have moved funds from lower to higher yielding products. Refer to “Deposits” within this Item 2 for additional information on this topic.

Total short-term and long-term borrowings at March 31, 2023 were $798.9 million, a decrease of $909.8 million or 53.2% when compared to $1.7 billion at December 31, 2022 as a result of the Company’s execution of the balance sheet repositioning strategy during the first quarter of 2023, which allowed the Company to reduce its short-term borrowings exposure. Refer to Note 6 “Borrowings” in Part I, Item 1, and “Executive Overview” in Part I, Item 2 of this Quarterly Report for additional information on our borrowing activity.

At March 31, 2023, stockholders’ equity was $2.4 billion, an increase of $67.5 million from December 31, 2022, primarily due to lower unrealized losses within the AFS securities portfolio. Our consolidated regulatory capital ratios continue to exceed the minimum capital requirements and are considered “well-capitalized” for regulatory purposes. Refer to “Capital Resources” within this Item 2, as well as Note 9 "Stockholders’ Equity" in Part I, Item 1 of this Quarterly Report for additional information on our capital resources.

During the first quarter of 2023, the Company declared and paid a quarterly dividend on the outstanding shares of Series A Preferred Stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share), consistent with the fourth quarter of 2022 and the first quarter of 2022. During the first quarter of 2023, the Company also declared and paid cash dividends of $0.30 per common share, consistent with the fourth quarter of 2022 and an increase of $0.02 or approximately 7.1% from the first quarter of 2022 .

At March 31, 2023, the Company had no active share repurchase programs, as the most recent share repurchase program expired on December 9, 2022. Under that repurchase program, the Company repurchased an aggregate of approximately 1.3 million shares (or approximately $48.2 million) in 2022.

Securities

At March 31, 2023, the Company had total investments of $3.2 billion, or 15.9% of total assets, as compared to $3.7 billion, or 18.1% of total assets, at December 31, 2022. This decrease was primarily due to the sale of AFS securities as part of the Company’s balance sheet repositioning executed during the first quarter of 2023, which was partially offset by growth in the Company’s HTM portfolio. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 8 "Derivatives" in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the dates indicated (dollars in thousands):

	March 31,	December 31,
	2023	2022
Available for Sale:
U.S. government and agency securities	$62,574	$61,943
Obligations of states and political subdivisions	523,097	807,435
Corporate and other bonds	152,006	226,380
MBS
Commercial	260,647	306,161
Residential	1,252,360	1,338,233
Total MBS	1,513,007	1,644,394
Other securities	1,681	1,664
Total AFS securities, at fair value	2,252,365	2,741,816
Held to Maturity:
U.S. government and agency securities	684	687
Obligations of states and political subdivisions	702,749	705,990
Corporate and other bonds	5,033	5,159
MBS
Commercial	55,993	42,761
Residential	90,959	93,135
Total MBS	146,952	135,896
Total held to maturity securities, at carrying value	855,418	847,732
Restricted Stock:
FRB stock	67,032	67,032
FHLB stock	20,584	53,181
Total restricted stock, at cost	87,616	120,213
Total investments	$3,195,399	$3,709,761

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of March 31, 2023:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	—%	1.41%	5.47%	—%	1.56%
Obligations of states and political subdivisions	3.65%	3.01%	1.93%	2.23%	2.23%
Corporate bonds and other securities	4.03%	7.16%	3.85%	5.15%	4.21%
MBS:
Commercial	5.82%	3.68%	2.55%	2.34%	2.97%
Residential	2.50%	2.23%	2.58%	2.18%	2.19%
Total MBS	5.82%	3.08%	2.57%	2.20%	2.32%
Total AFS securities	5.57%	2.65%	3.46%	2.22%	2.40%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of March 31, 2023:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	—%	5.23%	—%	—%	5.23%
Obligations of states and political subdivisions	2.38%	4.05%	3.48%	3.49%	3.49%
Corporate bonds and other securities	—%	—%	—%	6.72%	6.72%
MBS:
Commercial	—%	—%	—%	4.67%	4.67%
Residential	—%	5.43%	—%	3.57%	4.06%
Total MBS	—%	5.43%	—%	4.07%	4.29%
Total HTM securities	2.38%	4.98%	3.48%	3.60%	3.65%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of March 31, 2023, the Company maintained a diversified municipal bond portfolio with approximately 68% of its holdings in general obligation issues and the majority of the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 19% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. The Company’s largest source of liquidity on a consolidated basis is the customer deposit base generated by our wholesale and consumer businesses. These deposits provide relatively stable and low-cost funding. Total deposits at March 31, 2023 were $16.5 billion, an increase of $524.2 million or approximately 13.3% (annualized) from December 31, 2022. Total deposits at March 31, 2023 increased from December 31, 2022 due to a $829.5 million increase in interest-bearing deposits, which includes approximately $377.9 million in brokered deposits, partially offset by a $305.2 million decrease in demand deposits, as customers have moved funds from lower to higher yielding products. Refer to “Deposits” within this Item 2 for additional information on this topic.

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

Starting in the first quarter of 2023, the Company is eligible to borrow from the Federal Reserve's BTFP, which provides additional contingent liquidity through the pledging of certain qualifying securities. The BTFP is a one-year program ending March 11, 2024, and the Company can borrow any time during the term and can repay the obligation at any time without penalty. As of March 31, 2023, liquidity of $548.6 million was available based on the par-value of qualifying securities from BTFP. The Company did not utilize the available funds from BTFP as of March 31, 2023.

The Company closely monitors changes in the industry and market conditions that may impact the Company’s liquidity and will use other borrowing means or other liquidity and funding strategies sources to fund its liquidity needs as needed. The Company is also closely tracking the potential impacts on the Company’s liquidity of declines in the fair value of the Company’s securities portfolio due to rising market interest rates and developments in the banking industry that may change the availability of traditional sources of liquidity or market expectations with respect to available sources and amounts of additional liquidity.

As of March 31, 2023, liquid assets totaled $6.0 billion or 30.3% of total assets, and liquid earning assets totaled $5.9 billion or 32.4% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of March 31, 2023, loan payments of approximately $5.4 billion or 37% of total loans are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $269.1 million or 8.4% of total securities are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

For additional information and the available balances on various lines of credit, please refer to Note 6 “Borrowings” in Part I, Item 1 of this Quarterly Report. In addition to lines of credit, the Bank may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. For additional information and outstanding balances on purchased certificates of deposits, please refer to “Deposits” within this Item 2. For additional information on cash requirements for known contractual and other obligations, please refer to “Capital Resources” within this Item 2.

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

The following table presents the Company’s contractual obligations related to its major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of March 31, 2023 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$250,000	$—	$250,000
Trust preferred capital notes (1)	155,159	—	155,159
Leases (2)	286,868	49,822	237,046
Repurchase agreements	163,760	163,760	—
Total contractual obligations	$855,787	$213,582	$642,205

(1) Excludes related unamortized premium/discount and interest payments.

(2) Represents lease payments due on non-cancellable operating leases at March 31, 2023. Excluded from these tables are variable lease payments or renewals.

For more information pertaining to the previous table, reference Note 5 “Leases” and Note 6 “Borrowings” in Part I, Item 1 of this Quarterly Report.

Loan Portfolio

LHFI, net of deferred fees and costs, totaled $14.6 billion at March 31, 2023 and $14.4 billion at December 31, 2022. Commercial real estate and commercial and industrial loans represented the Company’s largest loan categories at both March 31, 2023 and December 31, 2022.

The following table presents the remaining maturities, based on contractual maturity, by loan type, and by rate type (variable or fixed), net of deferred fees and costs, as of March 31, 2023 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$1,179,872	$368,044	$646,171	$549,305	$93,943	$2,923	$165,657	$83,960	$28,277	$53,420
Commercial Real Estate - Owner Occupied	1,956,585	141,685	615,763	144,060	457,853	13,850	1,199,137	544,329	644,031	10,777
Commercial Real Estate - Non-Owner Occupied	3,968,085	411,939	2,241,470	1,061,768	1,179,645	57	1,314,676	979,612	326,975	8,089
Multifamily Real Estate	822,006	93,834	515,676	155,298	360,378	—	212,496	159,270	53,226	—
Commercial & Industrial	3,082,478	487,883	1,587,492	1,458,958	124,981	3,553	1,007,103	642,827	358,934	5,342
Residential 1-4 Family - Commercial	522,760	47,395	119,447	40,987	73,067	5,393	355,918	277,164	68,526	10,228
Residential 1-4 Family - Consumer	974,511	1,158	175,979	1,734	28,035	146,210	797,374	8,223	78,099	711,052
Residential 1-4 Family - Revolving	589,791	25,268	471,868	26,150	124,296	321,422	92,655	5,017	32,105	55,533
Auto	600,658	3,384	—	—	—	—	597,274	238,922	358,352	—
Consumer	145,090	12,446	19,948	17,552	2,086	310	112,696	54,087	40,123	18,486
Other Commercial	742,444	19,813	102,824	14,672	64,029	24,123	619,807	224,507	276,433	118,867
Total LHFI	$14,584,280	$1,612,849	$6,496,638	$3,470,484	$2,508,313	$517,841	$6,474,793	$3,217,918	$2,265,081	$991,794

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

Asset Quality

Overview

At March 31, 2023, NPAs as a percentage of LHFI increased 1 basis point from the prior quarter to 0.20% and included nonaccrual LHFI of $29.1 million. Net charge-offs were $4.6 million for the three months ended March 31, 2023, compared to insignificant net charge offs for the same period in the prior year. The ACL at March 31, 2023 increased $7.3 million from December 31, 2022 to $131.7 million, due to increasing uncertainty in the economic outlook and loan growth during the first quarter of 2023.

The Company continues to experience historically low levels of NPAs, however, the economic environment in the Company’s footprint could be impacted as persistent inflation, higher interest rates, and the threat of a recession looms, which could increase NPAs in future periods. The Company continues to refrain from originating or purchasing loans from foreign entities. The Company selectively originates loans to higher risk borrowers. The Company’s loan portfolio generally does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans or mortgage loans with initial teaser rates, which are all considered higher risk instruments.

During the first quarter of 2023, the Company transferred a nonaccrual commercial real estate loan, totaling $7.1 million, from LHFI to LHFS, resulting in nonaccrual loans totaling $36.2 million at March 31, 2023. The below amounts exclude LHFS.

Nonperforming Assets

At March 31, 2023, NPAs totaled $29.1 million, an increase of $2.0 million or 7.4% from December 31, 2022. NPAs as a percentage of total outstanding LHFI at March 31, 2023 were 0.20%, an increase of 1 bp from December 31, 2022.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	March 31,	December 31,
	2023	2022
Nonaccrual LHFI	$29,082	$27,038
Foreclosed properties	29	76
Total NPAs	29,111	27,114
LHFI past due 90 days and accruing interest	7,244	7,490
Total NPAs and LHFI past due 90 days and accruing interest	$36,355	$34,604

Balances
Allowance for loan and lease losses	$116,512	$110,768
Allowance for credit losses	131,711	124,443
Average loans, net of deferred fees and costs	14,505,611	13,671,714
LHFI, net of deferred fees and costs	14,584,280	14,449,142

Ratios
Nonaccrual LHFI to total LHFI	0.20%	0.19%
NPAs to total LHFI	0.20%	0.19%
NPAs & LHFI 90 days past due and accruing interest to total LHFI	0.25%	0.24%
NPAs to total LHFI & foreclosed property	0.20%	0.19%
NPAs & LHFI 90 days past due and accruing interest to total LHFI & foreclosed property	0.25%	0.24%
ALLL to nonaccrual LHFI	400.63%	409.68%
ALLL to nonaccrual LHFI & LHFI 90 days past due and accruing interest	320.74%	320.81%
ACL to nonaccrual LHFI	452.90%	460.25%

NPAs include nonaccrual LHFI, which totaled $29.1 million at March 31, 2023, a net increase of $2.0 million or 7.6% from December 31, 2022. The following table shows the activity in nonaccrual LHFI for the quarters ended (dollars in thousands):

	March 31,	December 31,
	2023	2022
Beginning Balance	$27,038	$26,500
Net customer payments	(1,755)	(1,805)
Additions	4,151	2,935
Charge-offs	(39)	(461)
Loans returning to accruing status	(313)	(131)
Ending Balance	$29,082	$27,038

The following table presents the composition of nonaccrual LHFI and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual LHFI, as of (dollars in thousands):

	March 31,	December 31,
	2023	2022
Construction and Land Development	$363	$307
Commercial Real Estate - Owner Occupied	6,174	7,178
Commercial Real Estate - Non-owner Occupied	1,481	1,263
Commercial & Industrial	4,815	1,884
Residential 1-4 Family - Commercial	1,907	1,904
Residential 1-4 Family - Consumer	10,540	10,846
Residential 1-4 Family - Revolving	3,449	3,453
Auto	347	200
Consumer	6	3
Total	$29,082	$27,038
Coverage Ratio(1)	400.63%	409.68%

(1) Represents the ALLL divided by nonaccrual loans.

Past Due Loans

At March 31, 2023 past due LHFI still accruing interest totaled $30.9 million or 0.21% of total LHFI, compared to $30.0 million or 0.21% of total LHFI at December 31, 2022. Of the total past due LHFI still accruing interest, $7.2 million or 0.05% of total LHFI were loans past due 90 days or more at March 31, 2023, compared to $7.5 million or 0.05% of total LHFI at December 31, 2022.

Troubled Loan Modifications

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2023 on a prospective basis. Refer to Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report for information on the Company’s accounting policy for loan modifications to borrowers experiencing financial difficulty and how the Company defines TLMs. As of March 31, 2023, the Company had TLMs totaling $20.5 million.

Troubled Debt Restructurings

After the adoption of ASU 2022-02, the Company no longer has TDRs. The below information is presented for December 31, 2022, prior to adoption of ASU 2022-02.

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

The total recorded investment in TDRs at December 31, 2022 was $14.2 million. Of the $14.2 million of TDRs at December 31, 2022, $9.3 million or 65.3% were considered performing, while the remaining $4.9 million were considered nonperforming.

Net Charge-offs

For the first quarter of 2023, net charge-offs were $4.6 million or 0.13% of total average LHFI on an annualized basis, compared to net charge-offs of less than 0.01% for the same quarter last year. The majority of net charge-offs in the first quarter of 2023 related to two commercial loans within the commercial and industrial and commercial real estate portfolios.

Provision for Credit Losses

The Company recorded a provision for credit losses of $11.9 million for the first quarter of 2023, an increase of $9.1 million compared to the provision for credit losses of $2.8 million recorded during the same quarter of 2022. The provision for credit losses for the first quarter of 2023 reflected a provision of $10.4 million for loan losses and a $1.5 million provision for unfunded commitments. The increased provision for credit losses is due to increasing uncertainty in the economic outlook and loan growth in the first three months of 2023.

Allowance for Credit Losses

At March 31, 2023, the ACL was $131.7 million and included an ALLL of $116.5 million and a reserve for unfunded commitments of $15.2 million. The ACL at March 31, 2023 increased $7.3 million from December 31, 2022, due to increasing uncertainty in the economic outlook and loan growth during the first quarter of 2023.

The ACL as a percentage of LHFI increased to 0.90% at March 31, 2023, compared to 0.86% at December 31, 2022.

The following table summarizes the ACL during the quarters ended (dollars in thousands):

	March 31,	December 31,
	2023	2022
Total ALLL	$116,512	$110,768
Total Reserve for Unfunded Commitments	15,199	13,675
Total ACL	$131,711	$124,443

ALLL to total LHFI	0.80%	0.77%
ACL to total LHFI	0.90%	0.86%

The following table summarizes net-charge off activity by loan segment for the periods indicated (dollars in thousands):

	Three months ended,			Three months ended,
	March 31, 2023			March 31, 2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(5,007)	$(719)	$(5,726)	$(759)	$(750)	$(1,509)
Recoveries	515	652	1,167	726	787	1,513
Net (charge-offs) recoveries	$(4,492)	$(67)	$(4,559)	$(33)	$37	$4
Net charge-offs to average loans(1)	0.15%	0.01%	0.13%	0.00%	(0.01)%	0.00%

(1) Annualized

The following table summarizes the ACL activity by loan segment and the percentage of the LHFI portfolio that the related ACL covers as of the quarters ended (dollars in thousands):

	March 31, 2023			December 31, 2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
ACL	$102,336	$29,375	$131,711	$95,527	$28,916	$124,443
Loan %(1)	84.2%	15.8%	100.0%	84.3%	15.7%	100.0%
ACL to total LHFI	0.83%	1.27%	0.90%	0.78%	1.27%	0.86%

(1) The percentage represents the loan balance divided by total loans.

The increase in the ACL for both loan segments is due to increased uncertainty in the macroeconomic outlook and the impact of loan growth in the first three months of 2023.

Deposits

As of March 31, 2023, total deposits were $16.5 billion, an increase of $524.2 million or 13.3% annualized from December 31, 2022. Total interest-bearing deposits consist of Interest checking accounts, money market, savings, and time deposit account balances. Total time deposit balances of $2.2 billion accounted for 18.4% of total interest-bearing deposits at March 31, 2023, compared to $1.8 billion and 16.4% at December 31, 2022.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	March 31, 2023		December 31, 2022
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Interest checking accounts	$4,714,366	28.6%	$4,186,505	26.3%
Money market accounts	3,547,514	21.6%	3,922,533	24.6%
Savings accounts	1,047,914	6.4%	1,130,899	7.1%
Customer time deposits of $250,000 and over	541,447	3.3%	405,060	2.5%
Other customer time deposits	1,648,747	10.0%	1,396,011	8.8%
Time Deposits	2,190,194	13.3%	1,801,071	11.3%
Total interest-bearing customer deposits	11,499,988	69.9%	11,041,008	69.3%
Brokered deposits	377,913	2.3%	7,430	0.0%
Total interest-bearing deposits	$11,877,901	72.2%	$11,048,438	69.3%
Demand deposits	4,578,009	27.8%	4,883,239	30.7%
Total Deposits (1)	$16,455,910	100.0%	$15,931,677	100.0%

(1) Includes estimated uninsured deposits of $5.5 billion and $6.5 billion as of March 31, 2023 and December 31, 2022, respectively, and collateralized deposits of $924.0 million and $951.9 million as of March 31, 2023 and December 31, 2022, respectively.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source as part of its overall liquidity management strategy. As of March 31, 2023 and December 31, 2022, there were $135.6 million and $7.5 million, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets.

Maturities of time deposits in excess of FDIC insurance limits as of March 31, 2023 and December 31, 2022 were as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
3 Months or Less	$125,840	$14,225
Over 3 Months through 6 Months	120,931	36,907
Over 6 Months through 12 Months	189,297	88,410
Over 12 Months	36,292	78,268
Total	$472,360	$217,810

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

Under the Basel III capital rules, the Company and the Bank must comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 7.0% of risk-weighted assets; (ii) a Tier 1 capital ratio of 8.5% of risk-weighted assets; (iii) a total capital ratio of 10.5% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of total assets. These ratios, with the exception of the leverage ratio, include a 2.5% capital conservation buffer, which is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

On March 27, 2020, the banking agencies issued an interim final rule that allows the Company to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.  The Company is allowed to include the impact of the CECL transition, which is defined as the CECL Day 1 impact to capital plus 25% of the Company’s provision for credit losses during 2020, in regulatory capital through 2021.  The Company elected to phase in the regulatory capital impact as permitted under the aforementioned interim final rule. The CECL transition amount will be phased out of regulatory capital over a three-year period, beginning 2022 and ending in 2024.

The table summarizes the Company’s regulatory capital and related ratios for the periods presented (2) (dollars in thousands):

	March 31,	December 31,	March 31,
	2023	2022	2022
Common equity Tier 1 capital	1,690,040	1,684,088	$ 1,557,135
Tier 1 capital	1,856,396	1,850,444	1,723,491
Tier 2 capital	489,827	468,716	454,002
Total risk-based capital	2,346,224	2,319,160	2,177,493
Risk-weighted assets	17,049,045	16,930,559	15,795,239
Capital ratios:
Common equity Tier 1 capital ratio	9.91%	9.95%	9.86%
Tier 1 capital ratio	10.89%	10.93%	10.91%
Total capital ratio	13.76%	13.70%	13.79%
Leverage ratio (Tier 1 capital to average assets)	9.38%	9.42%	9.07%
Capital conservation buffer ratio (1)	4.89%	4.93%	4.91%
Common equity to total assets	11.31%	10.78%	11.79%
Tangible common equity to tangible assets (+)	6.91%	6.43%	7.21%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(2) All ratios and amounts at March 31, 2023 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed.

(+) Refer to “Non-GAAP Financial Measures” within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with GAAP.

For more information about our off-balance sheet obligations and cash requirements, refer to “Liquidity” within this Item 2.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2023	2022
Interest Income (FTE)
Interest and dividend income (GAAP)	$217,546	$138,456
FTE adjustment	3,788	3,336
Interest and dividend income (FTE) (non-GAAP)	$221,334	$141,792
Average earning assets	$18,238,088	$17,885,018
Yield on interest-earning assets (GAAP)	4.84%	3.14%
Yield on interest-earning assets (FTE) (non-GAAP)	4.92%	3.22%
Net Interest Income (FTE)
Net interest income (GAAP)	$153,443	$130,931
FTE adjustment	3,788	3,336
Net interest income (FTE) (non-GAAP)	$157,231	$134,267
Noninterest income (GAAP)	9,628	30,153
Total revenue (FTE) (non-GAAP)	$166,859	$164,420
Average earning assets	$18,238,088	$17,885,018
Net interest margin (GAAP)	3.41%	2.97%
Net interest margin (FTE) (non-GAAP)	3.50%	3.04%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Tangible Assets
Ending Assets (GAAP)	$20,103,370	$20,461,138	$19,782,430
Less: Ending goodwill	925,211	925,211	935,560
Less: Ending amortizable intangibles	24,482	26,761	40,273
Ending tangible assets (non-GAAP)	$19,153,677	$19,509,166	$18,806,597
Tangible Common Equity
Ending Equity (GAAP)	$2,440,236	$2,372,737	$2,498,335
Less: Ending goodwill	925,211	925,211	935,560
Less: Ending amortizable intangibles	24,482	26,761	40,273
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$1,324,186	$1,254,408	$1,356,145
Average equity (GAAP)	$2,423,600	2,321,208	$2,660,984
Less: Average goodwill	925,211	925,211	935,560
Less: Average amortizable intangibles	25,588	27,909	41,743
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$1,306,445	$1,201,732	$1,517,325
Common equity to total assets (GAAP)	11.31%	10.78%	11.79%
Tangible common equity to tangible assets (non-GAAP)	6.91%	6.43%	7.21%
Book value per common share (GAAP)	$30.53	$29.68	$31.12

Adjusted operating measures exclude the losses on sale of securities, a legal reserve associated with an ongoing regulatory matter previously disclosed, as well as strategic branch closure initiatives and related facility consolidation costs (principally composed of real estate, leases, and other assets write downs, as well as severance and expense reduction initiatives). The Company believes these non-GAAP adjusted measures provide investors with important information about the continuing economic results of the organization’s operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Adjusted Operating Earnings & EPS
Net income (GAAP)	$35,653	$43,690
Plus: Legal reserve, net of tax	3,950	—
Plus: Strategic branch closing and facility consolidation costs, net of tax	—	4,351
Plus: Loss on sale of securities, net of tax	10,586	—
Adjusted operating earnings (non-GAAP)	$50,189	$48,041
Less: Dividends on preferred stock	2,967	2,967
Adjusted operating earnings available to common shareholders (non-GAAP)	$47,222	$45,074

Weighted average common shares outstanding, diluted	74,835,514	75,556,127
Earnings per common share, diluted (GAAP)	$0.44	$0.54
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.63	$0.60

Adjusted operating measures exclude the amortization of intangible assets, losses on sale of securities, a legal reserve associated with an ongoing regulatory matter previously disclosed, as well as strategic branch closure initiatives and related facility consolidation costs (principally composed of real estate, leases, and other assets write downs, as well as severance and expense reduction initiatives). The Company believes these adjusted measures provide investors with important information about the continuing economic results of the organization’s operations. Net interest income (FTE), which is used in computing net interest margin (FTE) provides valuable additional insight into the net interest margin by adjusting for differences in tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing yield on earning assets. Interest expense is not affected by the FTE components.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2023	2022
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$108,274	$105,321
Less: Amortization of intangible assets	2,279	3,039
Less: Legal reserve	5,000	—
Less: Strategic branch closing and facility consolidation costs	—	5,508
Adjusted operating noninterest expense (non-GAAP)	$100,995	$96,774
Noninterest income (GAAP)	$9,628	$30,153
Plus: Loss on sale of securities	13,400	—
Adjusted operating noninterest income (non-GAAP)	$23,028	$30,153

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of March 31, 2023, December 31, 2022, and March 31, 2022:

	Change In Net Interest Income
	March 31,	December 31,	March 31,
	2023	2022	2022
	%	%	%
Change in Yield Curve:
+300 basis points	7.91	11.73	15.55
+200 basis points	5.01	8.25	10.42
+100 basis points	2.06	4.65	5.36
Most likely rate scenario	—	—	—
-100 basis points	(4.75)	(3.18)	(7.40)
-200 basis points	(8.94)	(7.40)	(14.17)
-300 basis points	(11.46)	(12.21)	(19.67)

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

From a net interest income perspective, the Company was less asset sensitive as of March 31, 2023, compared to its position as of March 31, 2022. This shift is in part due to the changing market characteristics of certain loan and deposit products and in part due to various other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price more quickly than interest-bearing deposits.

Economic Value Modeling

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended March 31, 2023, December 31, 2022, and March 31, 2022:

	Change In Economic Value of Equity
	March 31,	December 31,	March 31,
	2023	2022	2022
	%	%	%
Change in Yield Curve:
+300 basis points	(11.44)	(12.32)	(9.59)
+200 basis points	(7.91)	(8.41)	(6.16)
+100 basis points	(4.05)	(4.25)	(2.90)
Most likely rate scenario	—	—	—
-100 basis points	3.01	3.55	0.56
-200 basis points	5.30	6.41	(3.93)
-300 basis points	5.90	5.71	(12.13)

As of March 31, 2023, the Company’s economic value of equity is generally less asset sensitive in a rising interest rate environment compared to its position as of March 31, 2022 primarily due to the composition of the Consolidated Balance Sheets and due in part to the pricing characteristics and assumptions of certain deposits.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

Management has taken measures to maintain the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023. There have been no changes during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of our operations, we are party to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company, subject to the potential outcomes of the matter discussed below.

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified us that it is considering recommending that the CFPB take legal action against us in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with our overdraft practices and policies.  In March 2023, the CFPB commenced settlement discussions with us to resolve the matter. We cannot provide assurance whether a settlement will be reached, the final terms or timing of any such settlement, or the final amount of loss (potentially including both restitution and a civil money penalty) with respect to this matter. Any final loss could be materially different from our current estimate and accrued amount. If the Company and the CFPB do not reach a settlement, the CFPB may commence litigation against the Company. See Note 7, “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” in Part I, Item I of this Form 10-Q for additional information.

ITEM 1A – RISK FACTORS

During the quarter ended March 31, 2023, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2022 Form 10-K, except as described below.

An investment in the Company’s securities involves risks. In addition to the other information set forth in this Quarterly Report, including the information addressed in this Item 1A and under “Forward-Looking Statements,” investors in the Company’s securities should carefully consider the factors discussed in the Company’s 2022 Form 10-K. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline.

Risks Related to Our Business, Industry and Markets

Our business, financial condition, and results of operations could be adversely affected by developments impacting the financial services industry, such as recent bank failures or concerns involving liquidity.

Recent events in the financial services industry (including the closures of Silicon Valley Bank, Signature Bank, and First Republic Bank) have caused general uncertainty and concern regarding the adequacy of liquidity of the financial services industry generally. Liquidity is essential to our business. While we rely on different sources of funding to meet potential liquidity demands, our business strategies are largely based on access to funding from customer deposits and supplemental funding provided by wholesale or other secondary liquidity sources. Deposit levels may be affected by various industry factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, conditions in the financial services industry specifically and general economic conditions that impact the amount of liquidity in the economy and savings levels, and also by factors that impact customers’ perception of our financial condition and capital and liquidity levels. In response to the closures of Silicon Valley Bank and Signature Bank, the Secretary of the U.S. Treasury approved actions enabling the FDIC to complete its resolution of Silicon Valley Bank and Signature Bank in a manner that fully protected depositors by utilizing the Deposit Insurance Fund, and the Federal Reserve announced it would make available additional funding for eligible depository institutions to help assure banks have the ability to meet the needs of their depositors. It is uncertain whether these steps by the banking regulators will be sufficient to calm the financial markets and financial services industry generally and reduce the risk of deposit outflows, and particularly sudden deposit outflows, from banks. This uncertainty may drive deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on our business, financial condition and results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable.

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

On December 10, 2021, our Board of Directors authorized a share repurchase program to purchase up to $100.0 million of our common stock through December 9, 2022 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and /or Rule 10b-18 under the Exchange Act. The repurchase program permitted management to repurchase shares of our common stock from time to time at management’s discretion. The repurchase program did not obligate us to purchase any particular number of shares. As part of the repurchase program, approximately 1.3 million shares (or approximately $48.2 million) were repurchased throughout 2022. As of March 31, 2023, the Company does not have an authorized share repurchase program.

The following information describes the Company’s common stock repurchases for the three months ended March 31,2023:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
January 1 - January 31, 2023	1,101	36.33	—	—
February 1 - February 28, 2023	54,279	37.87	—	—
March 1 - March 31, 2023	576	35.16	—	—
Total	55,956	37.81	—

_________________________________________

(1) For the three months ended March 31, 2023, 55,956 shares were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

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

10.1	Amended and Restated Virginia Bankers Association Deferred Compensation Plan for Directors and Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2023.

10.2

Adoption Agreement for the Restated Virginia Bankers Association Nonqualified Supplemental Deferred Compensation Plan of Atlantic Union Bankshares Corporation (for Directors and Executives), effective January 1, 2023.

10.3

Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 23, 2023) (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on February 24, 2023).

10.4	Management Incentive Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on February 24, 2023).

15.1	Letter regarding unaudited interim financial information.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended March 31, 2023 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: May 4, 2023	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: May 4, 2023	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)