Form 10-Q
period 2023-06-30
Atlantic Union Bankshares Corp
filed 2023-08-03
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of July 28, 2023 was 75,004,706.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

In this Form 10-Q, unless the context suggests otherwise, the terms “we”, “us”, and “our” refer to Atlantic Union Bankshares Corporation and its direct and indirect subsidiaries, including Atlantic Union Bank.

2022 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2022
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALLL	–	Allowance for loan and lease losses, a component of ACL
American National	–	American National Bankshares Inc.
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
AUB	–	Atlantic Union Bankshares Corporation
the Bank	–	Atlantic Union Bank
BOLI	–	Bank-owned life insurance
bps	–	Basis points
BTFP	–	Bank Term Funding Program
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
the Company	–	Atlantic Union Bankshares Corporation and its subsidiaries
depositary shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

DHFB	–	Dixon, Hubard, Feinour & Brown, Inc.
EPS	–	Earnings per common share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FHLMC	–	Federal Home Loan Mortgage Corporation
FNB	–	FNB Corporation
FNMA	–	Federal National Mortgage Association
FOMC	–	Federal Open Market Committee
FTE	–	Fully taxable equivalent
FR Y9-C	–	Consolidated financial statements for a U.S. bank holding company, a savings and loan holding company, a U.S. intermediate holding company, and a securities holding company
GAAP	–	Accounting principles generally accepted in the United States
GNMA	–	Government National Mortgage Association
HTM	–	Held to maturity
ICE	–	Intercontinental Exchange Data Services
LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
LIBOR	–	London Interbank Offered Rate
MBS	–	Mortgage-Backed Securities
merger agreement	–	Agreement and Plan of Merger dated July 24, 2023 by and between Atlantic Union Bankshares Corporation and American National Bankshares Inc.
merger	–	Proposed merger of American National Bankshares Inc. with and into Atlantic Union Bankshares Corporation pursuant to the merger agreement

MFC	–	Middleburg Financial Corporation
NPA	–	Nonperforming assets
NYSE	–	New York Stock Exchange
OCI	–	Other comprehensive (loss) income
PD/LGD	–	Probability of default/loss given default
ROU asset	–	Right of Use Asset
RPAs	–	Risk Participation Agreements
SEC	–	Securities and Exchange Commission
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SOFR	–	Secured Overnight Financing Rate
TLM	–	Troubled loan modification
TDR	–	Troubled debt restructuring
VFG	–	Virginia Financial Group, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(Dollars in thousands, except share data)

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$199,778	$216,384
Interest-bearing deposits in other banks	227,015	102,107
Federal funds sold	1,474	1,457
Total cash and cash equivalents	428,267	319,948
Securities available for sale, at fair value	2,182,448	2,741,816
Securities held to maturity, at carrying value	849,610	847,732
Restricted stock, at cost	111,178	120,213
Loans held for sale	10,327	3,936
Loans held for investment, net of deferred fees and costs	15,066,930	14,449,142
Less: allowance for loan and lease losses	120,683	110,768
Total loans held for investment, net	14,946,247	14,338,374
Premises and equipment, net	114,786	118,243
Goodwill	925,211	925,211
Amortizable intangibles, net	23,469	26,761
Bank owned life insurance	446,441	440,656
Other assets	564,348	578,248
Total assets	$20,602,332	$20,461,138
LIABILITIES
Noninterest-bearing demand deposits	$4,310,306	$4,883,239
Interest-bearing deposits	12,101,681	11,048,438
Total deposits	16,411,987	15,931,677
Securities sold under agreements to repurchase	130,461	142,837
Other short-term borrowings	799,400	1,176,000
Long-term borrowings	390,440	389,863
Other liabilities	445,574	448,024
Total liabilities	18,177,862	18,088,401
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	99,088	98,873
Additional paid-in capital	1,776,494	1,772,440
Retained earnings	959,582	919,537
Accumulated other comprehensive loss	(410,867)	(418,286)
Total stockholders' equity	2,424,470	2,372,737
Total liabilities and stockholders' equity	$20,602,332	$20,461,138

Common shares outstanding	74,998,075	74,712,622
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$205,172	$123,266	$395,165	$237,466
Interest on deposits in other banks	1,014	157	2,507	288
Interest and dividends on securities:
Taxable	15,565	14,695	32,317	28,361
Nontaxable	8,496	10,637	17,804	21,097
Total interest and dividend income	230,247	148,755	447,793	287,212
Interest expense:
Interest on deposits	65,267	6,097	117,100	10,580
Interest on short-term borrowings	8,044	555	15,607	576
Interest on long-term borrowings	4,852	3,336	9,558	6,358
Total interest expense	78,163	9,988	142,265	17,514
Net interest income	152,084	138,767	305,528	269,698
Provision for credit losses	6,069	3,559	17,920	6,359
Net interest income after provision for credit losses	146,015	135,208	287,608	263,339
Noninterest income:
Service charges on deposit accounts	8,118	8,040	16,020	15,637
Other service charges, commissions and fees	1,693	1,709	3,439	3,364
Interchange fees	2,459	2,268	4,784	4,078
Fiduciary and asset management fees	4,359	6,939	8,620	14,194
Mortgage banking income	449	2,200	1,303	5,317
Gain (loss) on sale of securities	2	(2)	(13,398)	(2)
Bank owned life insurance income	2,870	2,716	5,698	5,413
Loan-related interest rate swap fees	2,316	2,600	3,755	6,460
Other operating income	1,931	11,816	3,603	13,978
Total noninterest income	24,197	38,286	33,824	68,439
Noninterest expenses:
Salaries and benefits	62,019	55,305	122,547	113,603
Occupancy expenses	6,094	6,395	12,450	13,278
Furniture and equipment expenses	3,565	3,590	7,317	7,187
Technology and data processing	8,566	7,862	16,708	15,658
Professional services	4,433	4,680	7,847	8,770
Marketing and advertising expense	2,817	2,502	5,168	4,665
FDIC assessment premiums and other insurance	4,074	2,765	7,973	5,250
Franchise and other taxes	4,499	4,500	8,997	8,999
Loan-related expenses	1,619	1,867	3,171	3,643
Amortization of intangible assets	2,216	2,915	4,494	5,954
Other expenses	5,759	6,387	17,262	17,082
Total noninterest expenses	105,661	98,768	213,934	204,089
Income before income taxes	64,551	74,726	107,498	127,689
Income tax expense	9,310	12,500	16,604	21,773
Net income	55,241	62,226	90,894	105,916
Dividends on preferred stock	2,967	2,967	5,934	5,934
Net income available to common shareholders	$52,274	$59,259	$84,960	$99,982

Basic earnings per common share	$0.70	$0.79	$1.13	$1.33
Diluted earnings per common share	$0.70	$0.79	$1.13	$1.33
Dividends declared per common share	$0.30	$0.28	$0.60	$0.56
Basic weighted average number of common shares outstanding	74,995,450	74,847,899	74,914,247	75,194,347
Diluted weighted average number of common shares outstanding	74,995,557	74,849,871	74,915,977	75,201,326

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$55,241	$62,226	$90,894	$105,916
Other comprehensive (loss) income:
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $4,340 and $3,076 for the three months and $694 and $9,273 for the six months ended June 30, 2023 and 2022, respectively)	(16,325)	(11,572)	(2,611)	(34,885)
AFS securities:
Unrealized holding losses arising during period (net of tax, $8,651 and $30,137 for the three months and $126 and $79,837 for the six months ended June 30, 2023 and 2022, respectively)	(32,544)	(113,374)	(476)	(300,341)
Reclassification adjustment for (gains) losses included in net income (net of tax, $0 and $0 for the three months and $2,814 and $0 for the six months ended June 30, 2023 and 2022, respectively) (1)	(2)	1	10,584	1
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $1 and $1 for the three months and $2 and $3 for six months ended June 30, 2023 and 2022, respectively) (2)	(2)	(5)	(5)	(10)
Bank owned life insurance:
Unrealized holding gains arising during the period	—	—	10	—
Reclassification adjustment for losses included in net income (3)	(61)	150	(83)	317
Other comprehensive (loss) income:	(48,934)	(124,800)	7,419	(334,918)
Comprehensive income (loss)	$6,307	$(62,574)	$98,313	$(229,002)

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2022	$98,873	$173	$1,772,440	$919,537	$(418,286)	$2,372,737
Net Income				35,653		35,653
Other comprehensive income (net of taxes of $14,983)					56,353	56,353
Dividends on common stock ($0.30 per share)				(22,417)		(22,417)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (149,684 shares)	199		(1,654)			(1,455)
Stock-based compensation expense			2,332			2,332
Balance - March 31, 2023	$99,072	$173	$1,773,118	$929,806	$(361,933)	$2,440,236
Net Income				55,241		55,241
Other comprehensive loss (net of taxes of $12,992)					(48,934)	(48,934)
Dividends on common stock ($0.30 per share)				(22,498)		(22,498)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (11,822 shares)	16		89			105
Stock-based compensation expense			3,287			3,287
Balance - June 30, 2023	$99,088	$173	$1,776,494	$959,582	$(410,867)	$2,424,470

Balance - December 31, 2021	$100,101	$173	$1,807,368	$783,794	$18,635	$2,710,071
Net Income				43,690		43,690
Other comprehensive loss (net of taxes of $49,701)					(210,118)	(210,118)
Dividends on common stock ($0.28 per share)				(21,163)		(21,163)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Stock purchased under stock repurchase plan (629,691 shares)	(837)		(24,181)			(25,018)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (291,723 shares)	387		1,044			1,431
Stock-based compensation expense			2,409			2,409
Balance - March 31, 2022	$99,651	$173	$1,786,640	$803,354	$(191,483)	$2,498,335
Net Income				62,226		62,226
Other comprehensive loss (net of taxes of $33,214)					(124,800)	(124,800)
Dividends on common stock ($0.28 per share)				(20,912)		(20,912)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Stock purchased under stock repurchase plan (649,208 shares)	(863)		(22,350)			(23,213)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (25,955 shares)	34		(154)			(120)
Stock-based compensation expense			2,927			2,927
Balance - June 30, 2022	$98,822	$173	$1,767,063	$841,701	$(316,283)	$2,391,476

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Dollars in thousands)

	2023	2022
Operating activities:
Net income	$90,894	$105,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	6,696	7,119
Writedown of ROU assets, foreclosed properties and equipment	1,342	4,570
Amortization, net	12,718	16,093
Amortization related to acquisitions, net	2,548	1,014
Provision for credit losses	17,920	6,359
Losses on securities transactions	13,398	2
Gain on sale of DHFB	—	(9,082)
BOLI income	(5,698)	(5,413)
Originations and purchases of LHFS	(73,849)	(191,470)
Proceeds from sales of LHFS	66,781	196,381
Gains on sales of foreclosed properties and former bank premises, net	(595)	(631)
Stock-based compensation expenses	5,619	5,336
Issuance of common stock for services	374	409
Net (increase) decrease in other assets	(2,041)	25,875
Net (decrease) increase in other liabilities	(6,188)	36,751
Net cash provided by operating activities	129,919	199,229
Investing activities:
Purchases of AFS securities, restricted stock, and other investments	(125,356)	(88,244)
Purchases of HTM securities	(13,826)	(158,445)
Proceeds from sales of AFS securities and restricted stock	600,101	12,469
Proceeds from maturities, calls and paydowns of AFS securities	88,625	207,279
Proceeds from maturities, calls and paydowns of HTM securities	10,092	3,400
Net increase in LHFI	(621,913)	(452,948)
Net increase in premises and equipment	(3,226)	(1,931)
Proceeds from BOLI settlements	353	2,068
Proceeds from sales of foreclosed properties and former bank premises	4,810	3,001
Net cash used in investing activities	(60,340)	(473,351)
Financing activities:
Net (decrease) increase in noninterest-bearing deposits	(572,933)	154,214
Net increase (decrease) in interest-bearing deposits	1,053,222	(636,667)
Net (decrease) increase in short-term borrowings	(388,976)	290,788
Cash dividends paid - common stock	(44,915)	(42,075)
Cash dividends paid - preferred stock	(5,934)	(5,934)
Repurchase of common stock	—	(48,231)
Issuance of common stock	474	3,813
Vesting of restricted stock, net of shares held for taxes	(2,198)	(2,911)
Net cash provided by (used in) financing activities	38,740	(287,003)
Increase (decrease) in cash and cash equivalents	108,319	(561,125)
Cash, cash equivalents and restricted cash at beginning of the period	319,948	802,501
Cash, cash equivalents and restricted cash at end of the period	$428,267	$241,376

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Dollars in thousands)

	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$135,422	$16,511
Income taxes	853	935

Supplemental schedule of noncash investing and financing activities
Transfer from LHFS to LHFI	645	—
Transfers from loans to foreclosed properties	—	382

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank had 109 branches and approximately 125 ATMs located throughout Virginia and in portions of Maryland and North Carolina as of June 30, 2023. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

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

In March 2020, the FASB issued ASC 848, Reference Rate Reform. This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform associated with the LIBOR transition. LIBOR and other interbank offered rates are widely used benchmark or reference rates that have been used in the valuation of loans, derivatives, and other financial contracts. ASC 848 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASC 848 is intended to help stakeholders during the global market-wide reference rate transition period. The LIBOR cessation date for U.S. dollar settings was June 30, 2023. The amendments are effective as of March 12, 2020 through December 31, 2024 and can be adopted at an instrument level. The Company has elected the practical expedients provided in ASC 848 related to (1) accounting for contract modifications on its loans and securities tied to LIBOR and (2) asserting probability of the hedged item occurring, regardless of any expected modification in terms related to reference rate reform for the newly executed cash flow hedges. This amendment did not have a significant impact on the Company’s consolidated financial statements.

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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ALLL, as well as the ACL reserve for securities. Accrued interest receivable totaled $62.9 million and $58.9 million on LHFI, $8.5 million and $8.6 million on HTM securities, and $9.9 million and $14.2 million on AFS securities at June 30, 2023 and December 31, 2022, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. The Company’s policy is to write off accrued interest receivable through reversal of interest income when it becomes probable the Company will not be able to collect the accrued interest. For the quarters ended June 30, 2023 and June 30, 2022, accrued interest receivable write offs were not material to the Company’s consolidated financial statements.

2. SECURITIES

Available for Sale

The Company’s AFS investment portfolio is generally highly-rated or agency backed. All AFS securities were current with no securities past due or on non-accrual as of June 30, 2023 and December 31, 2022.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of June 30, 2023 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2023
U.S. government and agency securities	$69,359	$—	$(8,012)	$61,347
Obligations of states and political subdivisions	649,572	2	(136,548)	513,026
Corporate and other bonds (1)	169,995	—	(27,423)	142,572
Commercial MBS
Agency	229,165	59	(43,030)	186,194
Non-agency	78,384	—	(2,623)	75,761
Total commercial MBS	307,549	59	(45,653)	261,955
Residential MBS
Agency	1,363,949	4	(226,232)	1,137,721
Non-agency	70,427	—	(6,303)	64,124
Total residential MBS	1,434,376	4	(232,535)	1,201,845
Other securities	1,703	—	—	1,703
Total AFS securities	$2,632,554	$65	$(450,172)	$2,182,448

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

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value(2)	Losses	Value	Losses
June 30, 2023
U.S. government and agency securities	$—	$—	$61,311	$(8,012)	$61,311	$(8,012)
Obligations of states and political subdivisions	16,301	(399)	493,512	(136,149)	509,813	(136,548)
Corporate and other bonds(1)	17,735	(1,801)	122,437	(25,622)	140,172	(27,423)
Commercial MBS
Agency	36,548	(3,970)	145,684	(39,061)	182,232	(43,031)
Non-agency	—	—	75,760	(2,623)	75,760	(2,623)
Total commercial MBS	36,548	(3,970)	221,444	(41,684)	257,992	(45,654)
Residential MBS
Agency	68,272	(3,433)	1,069,156	(222,799)	1,137,428	(226,232)
Non-agency	14,114	(104)	50,011	(6,199)	64,125	(6,303)
Total residential MBS	82,386	(3,537)	1,119,167	(228,998)	1,201,553	(232,535)
Total AFS securities	$154,673	$(9,707)	$2,017,871	$(440,465)	$2,172,544	$(450,172)

December 31, 2022
U.S. government and agency securities	$2,594	$(166)	$59,269	$(8,087)	$61,863	$(8,253)
Obligations of states and political subdivisions	588,668	(86,895)	187,375	(65,806)	776,043	(152,701)
Corporate and other bonds(1)	206,861	(15,019)	17,121	(2,580)	223,982	(17,599)
Commercial MBS
Agency	73,362	(7,024)	127,193	(32,244)	200,555	(39,268)
Non-agency	66,618	(2,231)	28,550	(2,013)	95,168	(4,244)
Total commercial MBS	139,980	(9,255)	155,743	(34,257)	295,723	(43,512)
Residential MBS
Agency	328,590	(27,769)	929,581	(206,192)	1,258,171	(233,961)
Non-agency	18,939	(1,288)	43,064	(5,524)	62,003	(6,812)
Total residential MBS	347,529	(29,057)	972,645	(211,716)	1,320,174	(240,773)
Total AFS securities	$1,285,632	$(140,392)	$1,392,153	$(322,446)	$2,677,785	$(462,838)

(1) Other bonds include asset-backed securities.

(2) Comprised of 816 and 363 individual securities as of June 30, 2023 and December 31, 2022, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at June 30, 2023 and December 31, 2022 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s MBS are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating.

The following table presents the amortized cost and estimated fair value of AFS securities as of June 30, 2023 and December 31, 2022, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$61,773	$61,041	$42,447	$41,735
Due after one year through five years	121,001	109,793	158,063	152,523
Due after five years through ten years	211,096	179,272	343,303	312,935
Due after ten years	2,238,684	1,832,342	2,660,548	2,234,623
Total AFS securities	$2,632,554	$2,182,448	$3,204,361	$2,741,816

Refer to Note 7 "Commitments and Contingencies" within this Item 1 of this Quarterly Report for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of June 30, 2023 and December 31, 2022.

Held to Maturity

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. The Company’s HTM securities were all current, with no securities past due or on non-accrual at June 30, 2023 and December 31, 2022.

The Company reports HTM securities on the Company’s Consolidated Balance Sheets at carrying value. Carrying value is amortized cost, which includes any unamortized unrealized gains and losses recognized in AOCI prior to reclassifying the securities from AFS securities to HTM securities.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of June 30, 2023 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
June 30, 2023
U.S. government and agency securities	$681	$—	$(55)	$626
Obligations of states and political subdivisions	701,600	2,315	(30,794)	673,121
Corporate and other bonds(1)	4,855	—	(130)	4,725
Commercial MBS
Agency	27,649	—	(5,568)	22,081
Non-agency	26,370	—	(570)	25,800
Total commercial MBS	54,019	—	(6,138)	47,881
Residential MBS
Agency	41,833	—	(6,151)	35,682
Non-agency	46,622	—	(860)	45,762
Total residential MBS	88,455	—	(7,011)	81,444
Total HTM securities	$849,610	$2,315	$(44,128)	$807,798

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

Credit Quality Indicators & Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. The Company’s HTM securities ACL was insignificant at June 30, 2023 and December 31, 2022. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of June 30, 2023 and December 31, 2022 by security type and credit rating (dollars in thousands):

	U.S. Government and Agency	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	securities	subdivisions	bonds	securities	securities
June 30, 2023
Credit Rating:
AAA/AA/A	$—	$700,424	$—	$10,095	$710,519
BBB/BB/B	—	1,176	—	—	1,176
Not Rated - Agency(1)	681	—	—	69,482	70,163
Not Rated - Non-Agency(2)	—	—	4,855	62,897	67,752
Total	$681	$701,600	$4,855	$142,474	$849,610
December 31, 2022
Credit Rating:
AAA/AA/A	$—	$704,803	$—	$2,702	$707,505
BBB/BB/B	—	1,187	—	—	1,187
Not Rated - Agency(1)	687	—	—	71,725	72,412
Not Rated - Non-Agency(2)	—	—	5,159	61,469	66,628
Total	$687	$705,990	$5,159	$135,896	$847,732

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies.

(2) Non-agency mortgage-backed and asset-backed securities have limited credit risk, supported by most receiving a 20% simplified supervisory formula approach rating.

The following table presents the amortized cost and estimated fair value of HTM securities as of June 30, 2023 and December 31, 2022, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$2,037	$2,025	$2,010	$2,006
Due after one year through five years	35,942	35,830	35,044	35,014
Due after five years through ten years	35,796	35,281	19,941	20,239
Due after ten years	775,835	734,662	790,737	744,628
Total HTM securities	$849,610	$807,798	$847,732	$801,887

Refer to Note 7 "Commitments and Contingencies" within this Item 1 of this Quarterly Report for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of June 30, 2023 and December 31, 2022.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the FRB and the FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At June 30, 2023 and December 31, 2022, restricted stock consists of FRB stock in the amount of $67.0 million, respectively, and FHLB stock in the amount of $44.1 million and $53.2 million, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Realized gains (losses)(1):
Gross realized gains	$2	$1,348
Gross realized losses	—	(14,746)
Net realized gains (losses)	$2	$(13,398)

Proceeds from sales of securities	$41,635	$600,101

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Realized losses(1):
Gross realized gains	$—	$—
Gross realized losses	(2)	(2)
Net realized losses	$(2)	$(2)

Proceeds from sales of securities	$12,469	$12,469

(1) Includes gains (losses) on sales and calls of securities.

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables exclude LHFS. The Company’s LHFI are stated at their face amount, net of deferred fees and costs, and consisted of the following at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Construction and Land Development	$1,231,720	$1,101,260
Commercial Real Estate - Owner Occupied	1,952,189	1,982,608
Commercial Real Estate - Non-Owner Occupied	4,113,318	3,996,130
Multifamily Real Estate	788,895	802,923
Commercial & Industrial	3,373,148	2,983,349
Residential 1-4 Family - Commercial	518,317	538,063
Residential 1-4 Family - Consumer	1,017,698	940,275
Residential 1-4 Family - Revolving	600,339	585,184
Auto	585,756	592,976
Consumer	134,709	152,545
Other Commercial	750,841	773,829
Total LHFI, net of deferred fees and costs(1)	15,066,930	14,449,142
Allowance for loan and lease losses	(120,683)	(110,768)
Total LHFI, net	$14,946,247	$14,338,374

(1) Total loans included unamortized premiums and discounts, and unamortized deferred fees and costs totaling $51.1 million and $50.4 million as of June 30, 2023 and December 31, 2022, respectively.

The following table shows the aging of the Company’s LHFI portfolio, by class, at June 30, 2023 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,231,117	$295	$—	$24	$284	$1,231,720
Commercial Real Estate - Owner Occupied	1,945,136	602	10	2,463	3,978	1,952,189
Commercial Real Estate - Non-Owner Occupied	4,104,082	—	—	2,763	6,473	4,113,318
Multifamily Real Estate	788,895	—	—	—	—	788,895
Commercial & Industrial	3,368,946	254	400	810	2,738	3,373,148
Residential 1-4 Family - Commercial	514,515	1,076	189	693	1,844	518,317
Residential 1-4 Family - Consumer	1,001,632	1,504	2,813	1,716	10,033	1,017,698
Residential 1-4 Family - Revolving	592,776	1,729	1,114	1,259	3,461	600,339
Auto	581,781	2,877	564	243	291	585,756
Consumer	134,084	334	214	74	3	134,709
Other Commercial	750,752	23	—	66	—	750,841
Total LHFI, net of deferred fees and costs	$15,013,716	$8,694	$5,304	$10,111	$29,105	$15,066,930
% of total loans	99.64%	0.06%	0.04%	0.07%	0.19%	100.00%

The following table shows the aging of the Company’s LHFI portfolio, by class, at December 31, 2022 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,099,555	$1,253	$45	$100	$307	$1,101,260
Commercial Real Estate - Owner Occupied	1,970,323	2,305	635	2,167	7,178	1,982,608
Commercial Real Estate - Non-Owner Occupied	3,993,091	1,121	48	607	1,263	3,996,130
Multifamily Real Estate	801,694	1,229	—	—	—	802,923
Commercial & Industrial	2,980,008	824	174	459	1,884	2,983,349
Residential 1-4 Family - Commercial	534,653	1,231	—	275	1,904	538,063
Residential 1-4 Family - Consumer	919,833	5,951	1,690	1,955	10,846	940,275
Residential 1-4 Family - Revolving	577,993	1,843	511	1,384	3,453	585,184
Auto	589,235	2,747	450	344	200	592,976
Consumer	151,958	351	125	108	3	152,545
Other Commercial	773,738	—	—	91	—	773,829
Total LHFI, net of deferred fees and costs	$14,392,081	$18,855	$3,678	$7,490	$27,038	$14,449,142
% of total loans	99.60%	0.13%	0.03%	0.05%	0.19%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status, including those on nonaccrual status with no related ALLL, as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023		December 31, 2022
	Nonaccrual	Nonaccrual With No ALLL	Nonaccrual	Nonaccrual With No ALLL
Construction and Land Development	$284	$—	$307	$—
Commercial Real Estate - Owner Occupied	3,978	—	7,178	908
Commercial Real Estate - Non-Owner Occupied	6,473	5,000	1,263	—
Commercial & Industrial	2,738	1	1,884	1
Residential 1-4 Family - Commercial	1,844	—	1,904	—
Residential 1-4 Family - Consumer	10,033	—	10,846	—
Residential 1-4 Family - Revolving	3,461	—	3,453	—
Auto	291	—	200	—
Consumer	3	—	3	—
Other Commercial	—	—	—	—
Total LHFI	$29,105	$5,001	$27,038	$909

There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2023 and 2022. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2022 Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Loan Modifications

The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. See Note 1 “Summary of Significant Accounting Policies” within this Item 1 of this Quarterly Report for information on the Company’s accounting policy for loan modifications to borrowers experiencing financial difficulty and how the Company defines TLMs.

As of June 30, 2023, the Company had TLMs with an amortized cost basis of $31.0 million with an estimated $1.8 million of allowance for those loans. As of June 30, 2023, there were no unfunded commitments on loans modified and designated as TLMs since January 1, 2023.

The following tables present the amortized cost basis as of June 30, 2023 of TLMs modified during the three and six months ended June 30, 2023 since January 1, 2023 (dollars in thousands):

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable
Term Extension
Commercial and Industrial	$5,549	0.16%	$5,549	0.16%
Commercial Real Estate - Non-Owner Occupied	—	—%	19,001	0.46%
Residential 1-4 Family - Consumer	371	0.04%	587	0.06%
Total Term Extension	$5,920		$25,137
Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family - Consumer	$604	0.06%	$838	0.08%
Residential 1-4 Family - Revolving	15	NM	16	NM
Total Combination - Term Extension and Interest Rate Reduction	$619		$854
Principal Forgiveness
Commercial Real Estate - Non-Owner Occupied	5,000	0.12%	5,000	0.12%
Total Principal Forgiveness	$5,000		$5,000
Total	$11,539		$30,991

NM= Not Meaningful

The following table describes the financial effects of TLMs on a weighted average basis for TLMs within that loan type for the three and six months ended June 30, 2023:

Three Months Ended June 30, 2023
Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 0.2 years to the life of loans.
Residential 1-4 Family - Consumer	Added a weighted-average 7.8 years to the life of loans.

Combination - Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family - Consumer	Added a weighted-average 20.1 years to the life of loans and reduced the weighted average contractual interest rate from 8.4% to 7.6%.
Residential 1-4 Family - Revolving	Added a weighted-average 19.1 years to the life of loans and reduced the weighted average contractual interest rate from 10.5% to 7.3%.

Principal Forgiveness
Loan Type	Financial Effect
Commercial Real Estate - Non-Owner Occupied	Reduced the amortized cost basis of loans by $3.5 million.

Six Months Ended June 30, 2023
Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 0.2 years to the life of loans.
Commercial Real Estate - Non-Owner Occupied	Added a weighted-average 0.5 years to the life of loans.
Residential 1-4 Family - Consumer	Added a weighted-average 10.7 years to the life of loans.

Combination - Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family - Consumer	Added a weighted-average 20.3 years to the life of loans and reduced the weighted average contractual interest rate from 8.2% to 7.6%.
Residential 1-4 Family - Revolving	Added a weighted-average 19.1 years to the life of loans and reduced the weighted average contractual interest rate from 10.5% to 7.3%.

Principal Forgiveness
Loan Type	Financial Effect
Commercial Real Estate - Non-Owner Occupied	Reduced the amortized cost basis of loans by $3.5 million.

The Company considers a default of a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. During the three and six months ended June 30, 2023, the Company did not have any significant loans either individually or in the aggregate that went into default that have been modified and designated as TLMs.

The Company monitors the performance of TLMs in order to determine the effectiveness of the modifications. As of June 30, 2023, no loans that have been modified and designated as TLMs are past due.

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by loan segment for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$88,086	$28,426	$116,512	$82,753	$28,015	$110,768
Loans charged-off	(1,794)	(808)	(2,602)	(6,801)	(1,527)	(8,328)
Recoveries credited to allowance	518	517	1,035	1,033	1,169	2,202
Provision charged to operations	6,160	(422)	5,738	15,985	56	16,041
Balance at end of period	$92,970	$27,713	$120,683	$92,970	$27,713	$120,683

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$79,771	$22,820	$102,591	$77,902	$21,885	$99,787
Loans charged-off	(1,007)	(950)	(1,957)	(1,766)	(1,700)	(3,466)
Recoveries credited to allowance	392	626	1,018	1,118	1,413	2,531
Provision charged to operations	(1,743)	4,275	2,532	159	5,173	5,332
Balance at end of period	$77,413	$26,771	$104,184	$77,413	$26,771	$104,184

The increase in net charge offs for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily due to charge-offs associated with two commercial loans.

Credit Quality Indicators

The Company’s primary credit quality indicator for the Commercial segment is risk rating categories of Pass, Watch, Special Mention, Substandard, and Doubtful. The primary credit quality indicator for the Consumer segment is delinquency bands of Current, 30-59, 60-89, 90+, and Nonaccrual. See Note 3 “Loans and Allowance for Loan and Lease Losses” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2022 Form 10-K for additional information on the Company’s policies and for further information on the Company’s credit quality indicators.

Commercial Loans

The table below details the amortized cost and gross write-offs of the classes of loans within the Commercial segment by risk level and year of origination as of June 30, 2023 (dollars in thousands):

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Construction and Land Development
Pass	$106,908	$433,099	$475,499	$46,595	$16,276	$52,670	$36,809	$1,167,856
Watch	107	3,369	16,679	—	—	1,170	—	21,325
Special Mention	—	—	4,583	31,266	—	1,109	—	36,958
Substandard	—	1,245	2,621	1,439	206	70	—	5,581
Total Construction and Land Development	$107,015	$437,713	$499,382	$79,300	$16,482	$55,019	$36,809	$1,231,720
Current period gross writeoff	$—	$—	$—	$—	$—	$(11)	$—	$(11)

Commercial Real Estate - Owner Occupied
Pass	$60,745	$247,960	$205,286	$249,787	$275,029	$800,742	$23,613	$1,863,162
Watch	—	1,041	615	2,848	3,681	32,050	850	41,085
Special Mention	—	—	253	—	996	9,381	375	11,005
Substandard	222	—	—	350	4,228	32,137	—	36,937
Total Commercial Real Estate - Owner Occupied	$60,967	$249,001	$206,154	$252,985	$283,934	$874,310	$24,838	$1,952,189
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$252,924	$522,120	$676,747	$354,465	$510,448	$1,580,848	$24,458	$3,922,010
Watch	—	—	—	793	6,400	74,289	4	81,486
Special Mention	—	—	—	11,366	19,150	24,803	13,806	69,125
Substandard	—	230	2,150	—	5,979	32,338	—	40,697
Total Commercial Real Estate - Non-Owner Occupied	$252,924	$522,350	$678,897	$366,624	$541,977	$1,712,278	$38,268	$4,113,318
Current period gross writeoff	$—	$—	$—	$—	$—	$(3,528)	$—	$(3,528)

Commercial & Industrial
Pass	$496,434	$807,294	$501,433	$222,963	$139,938	$169,546	$900,004	$3,237,612
Watch	183	523	677	11,139	18,653	3,487	11,341	46,003
Special Mention	1,921	9,632	202	6,285	997	655	44,863	64,555
Substandard	—	130	467	117	5,999	4,495	13,770	24,978
Total Commercial & Industrial	$498,538	$817,579	$502,779	$240,504	$165,587	$178,183	$969,978	$3,373,148
Current period gross writeoff	$—	$—	$(6)	$—	$—	$(1)	$(1,810)	$(1,817)

Multifamily Real Estate
Pass	$10,127	$116,684	$106,311	$201,859	$47,056	$273,461	$28,996	$784,494
Watch	—	—	—	—	—	553	—	553
Special Mention	—	—	—	—	3,764	84	—	3,848
Total Multifamily Real Estate	$10,127	$116,684	$106,311	$201,859	$50,820	$274,098	$28,996	$788,895
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 Family - Commercial
Pass	$16,530	$59,381	$84,052	$73,195	$48,623	$221,501	$468	$503,750
Watch	50	—	—	225	772	6,138	110	7,295
Special Mention	51	—	—	—	—	1,878	—	1,929
Substandard	—	—	622	184	606	3,678	253	5,343
Total Residential 1-4 Family - Commercial	$16,631	$59,381	$84,674	$73,604	$50,001	$233,195	$831	$518,317
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—

Other Commercial
Pass	$43,892	$189,107	$183,890	$132,481	$118,008	$66,432	$7,947	$741,757
Watch	100	4,717	—	—	8	4,193	—	9,018
Substandard	—	—	—	—	—	—	66	66
Total Other Commercial	$43,992	$193,824	$183,890	$132,481	$118,016	$70,625	$8,013	$750,841
Current period gross writeoff	$—	$—	$—	$—	$—	$(1,445)	$—	$(1,445)

Total Commercial
Pass	$987,560	$2,375,645	$2,233,218	$1,281,345	$1,155,378	$3,165,200	$1,022,295	$12,220,641
Watch	440	9,650	17,971	15,005	29,514	121,880	12,305	206,765
Special Mention	1,972	9,632	5,038	48,917	24,907	37,910	59,044	187,420
Substandard	222	1,605	5,860	2,090	17,018	72,718	14,089	113,602
Total Commercial	$990,194	$2,396,532	$2,262,087	$1,347,357	$1,226,817	$3,397,708	$1,107,733	$12,728,428
Total current period gross writeoff	$—	$—	$(6)	$—	$—	$(4,985)	$(1,810)	$(6,801)

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

Consumer Loans

The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of June 30, 2023 (dollars in thousands):

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential 1-4 Family - Consumer
Current	$70,851	$238,125	$268,215	$158,576	$33,807	$232,045	$13	$1,001,632
30-59 Days Past Due	—	97	—	—	142	1,265	—	1,504
60-89 Days Past Due	—	271	1,727	—	62	753	—	2,813
90+ Days Past Due	—	—	—	—	—	1,716	—	1,716
Nonaccrual	—	191	574	—	106	9,162	—	10,033
Total Residential 1-4 Family - Consumer	$70,851	$238,684	$270,516	$158,576	$34,117	$244,941	$13	$1,017,698
Current period gross writeoff	$—	$(17)	$—	$—	$(69)	$(37)	$—	$(123)

Residential 1-4 Family - Revolving
Current	$23,407	$60,538	$12,665	$4,689	$1,268	$1,190	$489,019	$592,776
30-59 Days Past Due	—	136	—	—	—	—	1,593	1,729
60-89 Days Past Due	—	—	—	—	—	—	1,114	1,114
90+ Days Past Due	—	—	—	—	—	—	1,259	1,259
Nonaccrual	—	82	149	54	—	—	3,176	3,461
Total Residential 1-4 Family - Revolving	$23,407	$60,756	$12,814	$4,743	$1,268	$1,190	$496,161	$600,339
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—

Auto
Current	$90,090	$247,683	$130,410	$66,151	$33,588	$13,859	$—	$581,781
30-59 Days Past Due	266	1,050	758	332	335	136	—	2,877
60-89 Days Past Due	21	219	218	35	42	29	—	564
90+ Days Past Due	—	179	22	32	3	7	—	243
Nonaccrual	—	122	81	41	42	5	—	291
Total Auto	$90,377	$249,253	$131,489	$66,591	$34,010	$14,036	$—	$585,756
Current period gross writeoff	$—	$(233)	$(94)	$(93)	$(58)	$(41)	$—	$(519)

Consumer
Current	$8,134	$29,521	$12,791	$9,376	$19,153	$28,768	$26,340	$134,083
30-59 Days Past Due	10	92	37	19	100	65	12	335
60-89 Days Past Due	5	98	32	3	67	5	4	214
90+ Days Past Due	—	25	20	8	12	6	3	74
Nonaccrual	—	—	3	—	-	—	—	3
Total Consumer	$8,149	$29,736	$12,883	$9,406	$19,332	$28,844	$26,359	$134,709
Current period gross writeoff	$—	$(25)	$(70)	$(404)	$(14)	$(325)	$(47)	$(885)

Total Consumer
Current	$192,482	$575,867	$424,081	$238,792	$87,816	$275,862	$515,372	$2,310,272
30-59 Days Past Due	276	1,375	795	351	577	1,466	1,605	6,445
60-89 Days Past Due	26	588	1,977	38	171	787	1,118	4,705
90+ Days Past Due	—	204	42	40	15	1,729	1,262	3,292
Nonaccrual	—	395	807	95	148	9,167	3,176	13,788
Total Consumer	$192,784	$578,429	$427,702	$239,316	$88,727	$289,011	$522,533	$2,338,502
Total current period gross writeoff	$—	$(275)	$(164)	$(497)	$(141)	$(403)	$(47)	$(1,527)

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

The Company did not have any significant revolving loans convert to term during the six months ended June 30, 2023 or the year ended December 31, 2022.

Prior to the adoption of ASU 2022-02

Troubled Debt Restructurings

As of December 31, 2022, the Company had TDRs totaling $14.2 million with an estimated $739,000 of allowance for those loans. TDRs that occurred during the three and six months ended June 30, 2022 were not significant.

A TDR occurred when a lender, for economic or legal reasons, granted a concession to the borrower related to the borrower’s financial difficulties, that it would not have otherwise considered. All loans that were considered to be TDRs were evaluated for credit losses in accordance with the Company’s ALLL methodology. For the three and six months ended June 30, 2022, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by class, of TDRs that continued to accrue interest under the terms of the applicable restructuring agreement, which were considered to be performing, and TDRs that had been placed on nonaccrual status, which were considered to be nonperforming, as of December 31, 2022 (dollars in thousands):

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

The Company considered a default of a TDR to occur when the borrower was 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurred. During the three and six months ended June 30, 2022, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

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

The following table presents the Company’s goodwill and intangible assets by operating segment as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
June 30, 2023
Goodwill	$639,180	$286,031	$—	$925,211
Intangible Assets	1,430	1,227	20,812	23,469
December 31, 2022
Goodwill	$639,180	$286,031	$—	$925,211
Intangible Assets	1,558	75	25,128	26,761

Refer to Note 12 “Segment Reporting and Revenue” for additional information on the Company’s reportable operating segment changes.

Amortization expense of intangibles for the three and six months ended June 30, 2023 and 2022 totaled $2.2 million and $4.5 million, and $2.9 million and $6.0 million, respectively.

As of June 30, 2023, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining six months of 2023	$4,287
2024	6,935
2025	5,290
2026	3,654
2027	2,068
Thereafter	1,235
Total estimated amortization expense	$23,469

5. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with terms ranging from 14 months to 125 months. At lease inception the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In certain cases, the Company obtains lessee-provided residual value guarantees and third-party residual value insurance to reduce its residual asset risk. At June 30, 2023 and December 31, 2022, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $55.3 million and $44.3 million, respectively. For more information on the Company’s lessor arrangements, refer to Note 1 “Summary of Significant Accounting Policies” in the Company’s 2022 Form 10-K.

Total net investment in sales-type and direct financing leases consists of the following (dollars in thousands):

	June 30, 2023	December 31, 2022
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$280,023	$266,380
Unguaranteed residual values, net of unearned income and deferred selling profit	15,946	15,159
Total net investment in sales-type and direct financing leases	$295,969	$281,539

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

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information (dollars in thousands):

	June 30, 2023		December 31, 2022
	Operating	Finance	Operating	Finance
ROU assets	$32,725	$5,128	$35,729	$5,588
Lease liabilities	40,507	7,676	47,696	8,288
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	6.26	5.58	6.80	6.08
Weighted-average discount rate (1)	2.96%	1.17%	2.91%	1.17%

(1) An incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Six months ended June 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$46	$53
Operating Cash Flows from Operating Leases	6,156	5,756
Financing Cash Flows from Finance Leases	612	589
ROU assets obtained in exchange for lease obligations:
Operating leases	$(241)	$424

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net Operating Lease Cost	$2,358	$2,230	$4,910	$5,081
Finance Lease Cost:
Amortization of right-of-use assets	230	230	459	459
Interest on lease liabilities	23	26	46	60
Total Lease Cost	$2,611	$2,486	$5,415	$5,600

The maturities of lessor and lessee arrangements outstanding are presented in the table below (dollars in thousands):

	June 30, 2023
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining six months of 2023	$35,659	$5,345	$666
2024	72,115	10,154	1,358
2025	61,666	8,027	1,392
2026	50,022	5,517	1,427
2027	40,317	4,101	1,462
Thereafter	54,321	11,666	1,627
Total undiscounted cash flows	314,100	44,810	7,932
Less: Adjustments (1)	34,077	4,303	256
Total (2)	$280,023	$40,507	$7,676

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

Total short-term borrowings consist of the following as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30,	December 31,
	2023	2022
Securities sold under agreements to repurchase	$130,461	$142,837
Federal Funds Purchased	—	160,000
FHLB Advances	799,400	1,016,000
Total short-term borrowings	$929,861	$1,318,837

Average outstanding balance during the period	$698,391	$302,060
Average interest rate during the period	4.51%	1.79%
Average interest rate at end of period	4.96%	3.89%

The Bank maintains federal funds lines with several correspondent banks; the available balance was $907.0 million and $1.0 billion at June 30, 2023 and December 31, 2022, respectively. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both June 30, 2023 and December 31, 2022. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is in compliance with these covenants as of June 30, 2023 and December 31, 2022. Additionally, the Company has a collateral dependent line of credit with the FHLB of up to $6.0 billion at both June 30, 2023 and December 31, 2022. The remaining credit availability on the collateral dependent line of credit with the FHLB was $5.2 billion and $4.9 billion at June 30, 2023 and December 31, 2022, respectively. Refer to Note 7 “Commitments and Contingencies” for additional information on the Company’s pledged collateral.

Starting in the first quarter of 2023, the Company was eligible to borrow from the Federal Reserve's BTFP, which provides additional contingent liquidity through the pledging of certain qualifying securities. The BTFP is a one-year program ending March 11, 2024, and the Company can borrow any time during the term and can repay the obligation at any time without penalty. As of June 30, 2023, liquidity of $539.4 million was available based on the par-value of qualifying securities from BTFP. The Company had not utilized the BTFP facility as of June 30, 2023.

Long-term Borrowings

In connection with several previous bank acquisitions, the Company issued $58.5 million and acquired $92.0 million of trust preferred capital notes. The remaining fair value discount on all acquired trust preferred capital notes was $12.1 million and $12.5 million at June 30, 2023 and December 31, 2022, respectively.

Total long-term borrowings consist of the following as of June 30, 2023 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR (1)	Rate (2)	Maturity	Investment (3)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	8.30%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	6.95%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	8.28%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	8.65%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	8.65%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	8.20%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	7.05%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	7.10%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	8.40%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt (4)(5)
2031 Subordinated Debt	250,000	—%	2.875%	12/15/2031
Total Subordinated Debt (6)	$250,000
Fair Value Discount (7)	(14,719)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$390,440

(1) The index rates will change to SOFR in the third quarter of 2023 due to LIBOR cessation. See note 1 for the Company’s adoption of ASC 848.

(2) Rate as of June 30, 2023. Calculated using non-rounded numbers.

(3) Represents the junior subordinated debentures owned by the Company in trust and is reported in "Other assets" on the Company’s Consolidated Balance Sheets.

(4) The remaining issuance discount as of June 30, 2023 is $2.6 million.

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

(7) Remaining discounts of $12.1 million and $2.6 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

Total long-term borrowings consist of the following as of December 31, 2022 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR (1)	Rate (2)	Maturity	Investment (3)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	7.52%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	6.17%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	7.50%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	7.87%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	7.87%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	7.42%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	6.27%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	6.32%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	7.62%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt (4)(5)
2031 Subordinated Debt	250,000	—%	2.875%	12/15/2031
Total Subordinated Debt (6)	$250,000
Fair Value Discount (7)	(15,296)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$389,863

(1) The index rates will change to SOFR in the third quarter of 2023 due to LIBOR cessation. See note 1 for the Company’s adoption of ASC 848.

(2) Rate as of December 31, 2022. Calculated using non-rounded numbers.

(3) Represents the junior subordinated debentures owned by the Company in trust and is reported in "Other assets" on the Company’s Consolidated Balance Sheets.

(4) The remaining issuance discount as of December 31, 2022 is $2.8 million.

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

(7) Remaining discounts of $12.5 million and $2.8 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of June 30, 2023, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
For the remaining six months of 2023	$—	$—	$(585)	$(585)
2024	—	—	(1,187)	(1,187)
2025	—	—	(1,211)	(1,211)
2026	—	—	(1,236)	(1,236)
2027	—	—	(1,263)	(1,263)
Thereafter	155,159	250,000	(9,237)	395,922
Total long-term borrowings	$155,159	$250,000	$(14,719)	$390,440

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

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it is considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies. In March 2023, the CFPB commenced settlement discussions with the Company to resolve the matter, which are ongoing.

As of June 30, 2023, the Company has recorded a probable and estimable liability in connection with this matter. In addition, the Company believes that it is reasonably possible that the Company may experience losses in connection with this matter in excess of what the Company has accrued; however, the Company cannot reasonably estimate any loss beyond the estimated liability that has been recorded.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss and funding information, current and future economic conditions, risk ratings, and past due status among other factors in the consideration of expected credit losses in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold. At June 30, 2023 and December 31, 2022, the Company’s reserve for unfunded commitments and indemnification reserve totaled $15.9 million and $14.1 million, respectively.

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

The following table presents the balances of commitments and contingencies as of the following dates (dollars in thousands):

	June 30, 2023	December 31, 2022
Commitments with off-balance sheet risk:
Commitments to extend credit(1)	$5,516,243	$5,229,252
Letters of credit	148,908	156,459
Total commitments with off-balance sheet risk	$5,665,151	$5,385,711

(1) Includes unfunded overdraft protection.

As of June 30, 2023, the Company had approximately $250.9 million in deposits in other financial institutions of which $187.9 million served as collateral for cash flow and loan swap derivatives. As of December 31, 2022, the Company had approximately $273.5 million in deposits in other financial institutions of which $196.2 million served as collateral for the Company’s cash flow and loan swap derivatives. The Company had approximately $59.6 million and $74.0 million in deposits in other financial institutions that were uninsured at June 30, 2023 and December 31, 2022, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

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

As part of the Company’s liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged at June 30, 2023 and December 31, 2022 (dollars in thousands):

	Pledged Assets as of June 30, 2023
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$749,791	$614,269	$—	$1,364,060
Repurchase agreements	—	174,364	—	—	174,364
FHLB advances	—	55,309	—	3,181,541	3,236,850
Derivatives	187,873	57,345	—	—	245,218
Fed Funds (3)	—	423,257	17,696	432,704	873,657
Other purposes	—	22,404	—	—	22,404
Total pledged assets	$187,873	$1,482,470	$631,965	$3,614,245	$5,916,553

(1) Balance represents market value.

(2) Balance represents carrying value.

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

(1) Balance represents market value.

(2) Balance represents book value.

8. DERIVATIVES

The Company is exposed to economic risks arising from its business operations and uses derivatives primarily to manage risk associated with changing interest rates, and to assist customers with their risk management objectives. The Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge). The remaining are classified as free-standing derivatives that do not qualify for hedge accounting and consist of interest rate contracts, which include loan swaps, interest rate cap agreements, interest rate lock commitments, RPAs, and foreign exchange contracts.

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

Derivatives designated as accounting hedges

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

At June 30, 2023 and December 31, 2022, the Company had interest rate swaps designated and qualifying as cash flow hedges of the Company’s forecasted variable interest receipts on variable rate loans due to changes in the interest rate with a notional amount of $900 million. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.

Fair Value Hedges

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At June 30, 2023 and December 31, 2022, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $80.8 million and $83.6 million, respectively, and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $10.7 million and $11.0 million, respectively.

AFS Securities: The Company has a swap agreement to hedge the interest rate risk on a portion of its fixed rate AFS securities. At June 30, 2023 and December 31, 2022, the aggregate notional amount of the related hedged items of the AFS securities totaled $50.0 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $2.3 million and $1.9 million, respectively.

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

Derivatives not designated as accounting hedges

Interest Rate Contracts:

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

Foreign Exchange Contracts: The Company enters into certain foreign exchange derivative contracts that are not designated as accounting hedges primarily to support the banking needs of certain commercial banking customers. These foreign exchange contracts qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” on the Company’s Consolidated Balance Sheets with changes in fair value recorded in “Other operating income” on the Company’s Consolidated Statements of Income. At June 30, 2023 and December 31, 2022, the Company’s foreign exchange derivative contracts had an aggregate notional amount of $12.4 million and $10.4 million, respectively. Unrealized losses at both June 30, 2023 and December 31, 2022 were not significant. The Company had no foreign exchange derivative contracts at June 30, 2022.

The following table summarizes key elements of the Company’s derivative instruments as of June 30, 2023 and December 31, 2022, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	June 30, 2023			December 31, 2022
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$—	$9,725	$900,000	$1,163	$6,599
Fair value hedges	130,764	4,487	—	133,576	4,117	—
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	6,155,427	84,662	230,946	5,820,005	75,030	229,401

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

(4) Includes RPAs.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023		December 31, 2022
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$86,583	$(2,247)	$91,388	$(1,889)
Loans(3)	80,764	(10,512)	83,576	(10,832)

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2023 and December 31, 2022, the amortized cost basis of this portfolio was $86.6 million and $91.4 million, respectively, and the cumulative basis adjustment associated with this hedge was $2.2 million and $1.9 million, respectively. The amount of the designated hedged item at June 30, 2023 and December 31, 2022 totaled $50 million.

(2) Carrying value represents amortized cost.

(3) The fair value of the swaps associated with the derivative related to hedged items at June 30, 2023 and December 31, 2022 was an unrealized gain of $10.7 million and $11.0 million, respectively.

9. STOCKHOLDERS’ EQUITY

Repurchase Programs

As of June 30, 2023, the Company does not have an active share repurchase program. The Company’s prior share repurchase plan expired on December 9, 2022. During the six months ended June 30, 2022, the Company repurchased an aggregate of 1.3 million shares (or $48.2 million), and of these shares approximately 649,000 shares (or $23.2 million) were repurchased during the second quarter of 2022.

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the three and six months ended June 30, 2023 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	(Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI (loss) - March 31, 2023	$(321,265)	$14	$(40,896)	$214	$(361,933)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(32,544)	—	(16,325)	—	(48,869)
Amounts reclassified from AOCI into earnings	(2)	(2)	—	(61)	(65)
Net current period other comprehensive (loss) income	(32,546)	(2)	(16,325)	(61)	(48,934)
AOCI (loss) - June 30, 2023	$(353,811)	$12	$(57,221)	$153	$(410,867)

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI (loss) - December 31, 2022	$(363,919)	$17	$(54,610)	$226	$(418,286)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassification	(476)	—	(2,611)	10	(3,077)
Amounts reclassified from AOCI into earnings	10,584	(5)	—	(83)	10,496
Net current period other comprehensive income (loss)	10,108	(5)	(2,611)	(73)	7,419
AOCI (loss) - June 30, 2023	$(353,811)	$12	$(57,221)	$153	$(410,867)

The change in AOCI for the three and six months ended June 30, 2022 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI (loss) - March 31, 2022	$(164,204)	$30	$(24,880)	$(2,429)	$(191,483)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(113,374)	—	(11,572)	—	(124,946)
Amounts reclassified from AOCI into earnings	1	(5)	—	150	146
Net current period other comprehensive (loss) income	(113,373)	(5)	(11,572)	150	(124,800)
AOCI (loss) - June 30, 2022	$(277,577)	$25	$(36,452)	$(2,279)	$(316,283)

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI- December 31, 2021	$22,763	$35	$(1,567)	$(2,596)	$18,635
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(300,341)	—	(34,885)	—	(335,226)
Amounts reclassified from AOCI into earnings	1	(10)	—	317	308
Net current period other comprehensive (loss) income	(300,340)	(10)	(34,885)	317	(334,918)
AOCI (loss) - June 30, 2022	$(277,577)	$25	$(36,452)	$(2,279)	$(316,283)

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

Derivative Instruments

As discussed in Note 8 “Derivatives” within this Item 1 of this Quarterly Report, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to borrower’s performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. No significant differences were identified during the validation as of June 30, 2023 and December 31, 2022. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

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

The Company primarily uses the Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any significant differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No significant differences were identified during the validation as of June 30, 2023 and December 31, 2022.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value Measurements at June 30, 2023 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$56,860	$4,487	$—	$61,347
Obligations of states and political subdivisions	—	513,026	—	513,026
Corporate and other bonds(1)	—	142,572	—	142,572
MBS	—	1,463,800	—	1,463,800
Other securities	—	1,703	—	1,703
LHFS	—	10,327	—	10,327
Financial Derivatives(2)	—	89,149	—	89,149

LIABILITIES
Financial Derivatives(2)	$—	$240,671	$—	$240,671

(1) Other bonds include asset-backed securities.

(2) Includes hedged and non-hedged derivatives.

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

HTM Securities

The Company’s HTM investment portfolio is primarily valued using fair value measurements that are considered to be Level 2, utilizes the same valuation approach as described above with the AFS securities portfolio. Any significant differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No significant differences were identified during the validation as of June 30, 2023 and December 31, 2022.

The Company’s Level 3 HTM securities are a result of a prior acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third-party vendor specializing in the SBA markets and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third-party vendor that specializes in hard-to-value securities and are based on a discounted cash flow model and incorporates considerations for the complexity of the instrument, likelihood it will be called, and credit ratings. The Company reviews the valuations obtained for any material differences between valuation sources by analyzing the various inputs and results utilized by each pricing source. No significant differences were identified during the validation as of June 30, 2023 and December 31, 2022.

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

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2023 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$428,267	$428,267	$—	$—	$428,267
AFS securities	2,182,448	56,860	2,125,588	—	2,182,448
HTM securities	849,610	—	805,890	1,908	807,798
Restricted stock	111,178	—	111,178	—	111,178
LHFS	10,327	—	10,327	—	10,327
LHFI, net of deferred fees and costs	15,066,930	—	—	14,410,759	14,410,759
Financial Derivatives(1)	89,149	—	89,149	—	89,149
Accrued interest receivable	81,772	—	81,772	—	81,772
BOLI	446,441	—	446,441	—	446,441

LIABILITIES
Deposits	$16,411,987	$—	$16,387,999	$—	$16,387,999
Borrowings	1,320,301	—	1,245,833	—	1,245,833
Accrued interest payable	11,513	—	11,513	—	11,513
Financial Derivatives(1)	240,671	—	240,671	—	240,671

(1) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at December 31, 2022 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$319,948	$319,948	$—	$—	$319,948
AFS securities	2,741,816	56,606	2,685,210	—	2,741,816
HTM securities	847,732	—	798,778	3,109	801,887
Restricted stock	120,213	—	120,213	—	120,213
LHFS	3,936	—	3,936	—	3,936
LHFI, net of deferred fees and costs	14,449,142	—	—	13,974,926	13,974,926
Financial Derivatives(1)	80,310	—	80,310	—	80,310
Accrued interest receivable	81,953	—	81,953	—	81,953
BOLI	440,656	—	440,656	—	440,656

LIABILITIES
Deposits	$15,931,677	$—	$15,927,361	$—	$15,927,361
Borrowings	1,708,700	—	1,645,095	—	1,645,095
Accrued interest payable	5,268	—	5,268	—	5,268
Financial Derivatives(1)	236,000	—	236,000	—	236,000

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

The following table presents basic and diluted EPS calculations for the three and six months ended June 30, 2023 and 2022 (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income	$55,241	$62,226	$90,894	$105,916
Less: Preferred Stock Dividends	2,967	2,967	5,934	5,934
Net income available to common shareholders	$52,274	$59,259	$84,960	$99,982

Weighted average shares outstanding, basic	74,995	74,848	74,914	75,194
Dilutive effect of stock awards	—	2	2	7
Weighted average shares outstanding, diluted	74,995	74,850	74,916	75,201

Earnings per common share, basic	$0.70	$0.79	$1.13	$1.33
Earnings per common share, diluted	$0.70	$0.79	$1.13	$1.33

12. SEGMENT REPORTING AND REVENUE

Operating Segments

Prior to the third quarter of 2022, the Company had one reportable operating segment, the Bank; however, in the third quarter of 2022, the Company completed system conversions that allow its chief operating decision makers to evaluate the business, establish the overall business strategy, allocate resources, and assess business performance within two reportable operating segments—Wholesale Banking and Consumer Banking—while corporate support functions such as corporate treasury and others will be included in Corporate Other. As a result, the Company restated its segment information for the three and six months ended June 30, 2022 and under the new basis with two reportable operating segments.

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

As of June 30, 2023, the Company’s operating segments include the following:

●	Wholesale Banking: The Wholesale Banking segment provides loan and deposit services, as well as treasury management, and capital market services to wholesale customers primarily throughout Virginia, Maryland, North Carolina, and South Carolina. These customers include commercial real estate and commercial and industrial customers. This segment also includes the Company’s equipment finance subsidiary, which has nationwide exposure. The private banking and trust businesses also reside in the Wholesale Banking segment.
●	Consumer Banking: The Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division and investment management and advisory services businesses.
●	Corporate Other: Corporate Other includes the Company’s Corporate Treasury functions, such as management of the investment securities portfolio, long-term debt, short-term liquidity and funding activities, balance sheet risk management, and other corporate support functions, as well as intercompany eliminations.

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

Segment Results

The following tables present the Company’s operating segment results for the three months and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
Three Months Ended June 30, 2023
Net interest income	$66,133	$63,749	$22,202	$152,084
Provision for credit losses	6,054	32	(17)	6,069
Net interest income after provision for credit losses	60,079	63,717	22,219	146,015
Noninterest income	8,861	12,287	3,049	24,197
Noninterest expenses	41,236	56,539	7,886	105,661
Income before income taxes	$27,704	$19,465	$17,382	$64,551
Three Months Ended June 30, 2022
Net interest income	$72,930	$51,037	$14,800	$138,767
Provision for credit losses	2,757	775	27	3,559
Net interest income after provision for credit losses	70,173	50,262	14,773	135,208
Noninterest income	8,327	16,577	13,382	38,286
Noninterest expenses	38,401	55,092	5,275	98,768
Income before income taxes	$40,099	$11,747	$22,880	$74,726

	Wholesale Banking	Consumer Banking	Corporate Other	Total
Six Months Ended June 30, 2023
Net interest income	$133,674	$126,893	$44,961	$305,528
Provision for credit losses	16,543	1,371	6	17,920
Net interest income after provision for credit losses	117,131	125,522	44,955	287,608
Noninterest income	16,275	24,466	(6,917)	33,824
Noninterest expenses	83,550	113,594	16,790	213,934
Income before income taxes	$49,856	$36,394	$21,248	$107,498
Six Months Ended June 30, 2022
Net interest income	$144,354	$99,169	$26,175	$269,698
Provision for credit losses	4,374	1,958	27	6,359
Net interest income after provision for credit losses	139,980	97,211	26,148	263,339
Noninterest income	17,514	33,196	17,729	68,439
Noninterest expenses	78,410	110,426	15,253	204,089
Income before income taxes	$79,084	$19,981	$28,624	$127,689

The following table presents the Company’s operating segment results for key balance sheet metrics as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
As of June 30, 2023
LHFI, net of deferred fees and costs (1)	$12,078,442	$3,001,369	$(12,881)	$15,066,930
Goodwill	639,180	286,031	—	925,211
Deposits	6,190,224	9,580,892	640,871	16,411,987
As of December 31, 2022
LHFI, net of deferred fees and costs (1)(2)	$11,476,258	$2,990,017	$(17,133)	$14,449,142
Goodwill (3)	639,180	286,031	—	925,211
Deposits (4)	6,128,729	9,724,598	78,350	15,931,677

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

Noninterest income disaggregated by major source for the three and six months ended June 30, 2023 and 2022, consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$4,839	$5,305	$9,662	$10,299
Maintenance fees & other	3,279	2,735	6,358	5,338
Other service charges, commissions, and fees (1)	1,693	1,709	3,439	3,364
Interchange fees(1)	2,459	2,268	4,784	4,078
Fiduciary and asset management fees (1):
Trust asset management fees	3,103	3,299	6,209	6,690
Registered advisor management fees	—	2,438	—	5,088
Brokerage management fees	1,256	1,202	2,411	2,416
Mortgage banking income	449	2,200	1,303	5,317
Gain (loss) on sale of securities	2	(2)	(13,398)	(2)
Bank owned life insurance income	2,870	2,716	5,698	5,413
Loan-related interest rate swap fees	2,316	2,600	3,755	6,460
Other operating income (2)	1,931	11,816	3,603	13,978
Total noninterest income	$24,197	$38,286	$33,824	$68,439

(1) Income within scope of ASC 606, Revenue from Contracts with Customers.

(2) Includes a $9.1 million gain related to the sale of DHFB for the three and six months ended June 30, 2022.

The following tables present noninterest income disaggregated by reportable operating segment for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other(1)(2)	Total
Three Months Ended June 30, 2023
Noninterest income:
Deposit service charges	$2,109	$6,009	$—	$8,118
Other service charges and fees	296	1,397	—	1,693
Fiduciary and asset management fees	3,033	1,326	—	4,359
Mortgage banking income	—	449	—	449
Other income	3,423	3,106	3,049	9,578
Total noninterest income	$8,861	$12,287	$3,049	$24,197
Three Months Ended June 30, 2022
Noninterest income:
Deposit service charges	$1,641	$6,399	$—	$8,040
Other service charges and fees	395	1,314	—	1,709
Fiduciary and asset management fees	3,224	3,715	—	6,939
Mortgage banking income	—	2,200	—	2,200
Other income	3,067	2,949	13,382	19,398
Total noninterest income	$8,327	$16,577	$13,382	$38,286

	Wholesale Banking	Consumer Banking	Corporate Other(1)(2)	Total
Six Months Ended June 30, 2023
Noninterest income:
Deposit service charges	$4,084	$11,936	$—	$16,020
Other service charges and fees	741	2,698	—	3,439
Fiduciary and asset management fees	6,067	2,553	—	8,620
Mortgage banking income	—	1,303	—	1,303
Other income	5,383	5,976	(6,917)	4,442
Total noninterest income	$16,275	$24,466	$(6,917)	$33,824
Six Months Ended June 30, 2022
Noninterest income:
Deposit service charges	$3,207	$12,430	$—	$15,637
Other service charges and fees	830	2,534	—	3,364
Fiduciary and asset management fees	6,540	7,654	—	14,194
Mortgage banking income	—	5,317	—	5,317
Other income	6,937	5,261	17,729	29,927
Total noninterest income	$17,514	$33,196	$17,729	$68,439

(1) For the three months and six months ended June 30, 2022, other income primarily includes a $9.1 million gain related to the sale of DHFB and income from BOLI.

(2) For the three months ended June 30, 2023, other income primarily consists of income from BOLI. For the six months ended June 30, 2023, other income primarily includes $13.4 million of losses incurred on the sale of AFS securities and income from BOLI.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through August 3, 2023, the date the financial statements were issued.

On July 24, 2023, the Company and American National entered into a merger agreement. Under the merger agreement, American National will merge with and into the Company, with the Company continuing as the surviving entity. Immediately following the merger, American National Bank and Trust Company will merge with and into the Bank, with the Bank continuing as the surviving bank. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of American National common stock will be converted into the right to receive 1.35 shares of the Company’s commons stock. The merger agreement was unanimously approved by the boards of directors of the Company and American National, and is subject to customary closing conditions, including receipt of required regulatory approvals and American National shareholder approval. The proposed transaction is expected to close in the first quarter of 2024.

On July 27, 2023, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on September 1, 2023 to preferred shareholders of record as of August 17, 2023.

The Company’s Board of Directors also declared a quarterly dividend of $0.30 per share of common stock. The common stock dividend is payable on August 25, 2023 to common shareholders of record as of August 11, 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation and Subsidiaries (the Company) as of June 30, 2023, the related consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and six-month periods ended June 30, 2023 and 2022, the consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 23, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

August 3, 2023

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding our expectations with regard to our business, financial and operating results, including our deposit base and funding and the impact of future economic conditions, anticipated changes in the interest rate environments and the related impacts on the Company’s net interest margin, changes in economic conditions, management’s belief regarding liquidity and capital resources, estimates with respect to the earn back period related to our balance sheet restructuring in the first quarter of 2023, and the expected impact of our cost saving measures initiative in the second quarter of 2023, statements regarding the pending merger with American National, and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” “continue,” “confidence,” or words of similar meaning or other statements concerning opinions or judgment of the Company and our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

●	market interest rates and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs and our loan and securities portfolios;
●	inflation and its impacts on economic growth and customer and client behavior;
●	adverse developments in the financial industry generally, such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior;

●	the sufficiency of liquidity;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which we operate and which our loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth;
●	the failure to close our previously announced merger with American National when expected or at all because required regulatory, American National shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all, and the risk that any regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger;
●	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
●	any change in the purchase accounting assumptions used regarding the American National assets acquired and liabilities assumed to determine the fair value and credit marks, particularly in light of the current rising interest rate environment;
●	the possibility that the anticipated benefits of the proposed merger, including anticipated cost savings and strategic gains, are not realized when expected or at all;
●	the proposed merger being more expensive or taking longer to complete than anticipated, including as a result of unexpected factors or events;
●	the diversion of management’s attention from ongoing business operations and opportunities do to the proposed merger;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed merger;
●	the dilutive effect of shares of the Company’s common stock to be issued at the completion of the proposed merger;
●	changes in the Company’s or American National’s share price before closing;
●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	the quality or composition of our loan or investment portfolios and changes therein;
●	demand for loan products and financial services in our market areas;
●	our ability to manage our growth or implement our growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	our ability to recruit and retain key employees;
●	real estate values in our lending area;
●	changes in accounting principles, standards, rules, and interpretations, and the related impact on our financial statements;
●	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by inflation, changing interest rates, or other factors;
●	our liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of our credit processes and management of our credit risk;
●	our ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	operational, technological, cultural, regulatory, legal, credit, and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash considerations;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events, and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of our borrowers to satisfy their obligations to us, on the value of collateral securing loans, on the demand for the our loans or our other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on our liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of our business operations and on financial markets and economic growth;
●	the discontinuation of LIBOR and its impact on the financial markets, and our ability to manage operational, legal, and compliance risks related to the discontinuation of LIBOR and implementation of one or more alternate reference rates;
●	performance by our counterparties or vendors;
●	deposit flows;

●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements;
●	actual or potential claims, damages, and fines related to litigation or government actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
●	the effects of changes in federal, state or local tax laws and regulations;
●	any event or development that would cause us to conclude that there was an impairment of any asset, including intangible assets, such as goodwill; and
●	other factors, many of which are beyond our control.

Please also refer to such other factors as discussed throughout Part I, Item 1A, “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Form 10-K, Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2023 and June 30, 2023, and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements, and all of the forward-looking statements made in this report are expressly qualified by the cautionary statements contained or referred to herein and therein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or our businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report, and undue reliance should not be placed on such forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not intend or assume any obligation to update, revise or clarify any forward-looking statements that may be made from time to time by or on behalf of the Company, whether as a result of new information, future events or otherwise.

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

RECENT EVENTS

Proposed Merger with American National Bankshares Inc.

On July 24, 2023, the Company and American National entered into a merger agreement. Under the merger agreement, American National will merge with and into the Company, with the Company continuing as the surviving entity. Immediately following the merger, American National Bank and Trust Company will merge with and into the Bank, with the Bank continuing as the surviving bank. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of American National common stock will be converted into the right to receive 1.35 shares of the Company’s common stock. The merger agreement was unanimously approved by the boards of directors of the Company and American National, and is subject to customary closing conditions, including receipt of required regulatory approvals and American National shareholder approval. The proposed merger is expected to close in the first quarter of 2024.

RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Recent Industry Developments

In March and April of 2023, the banking industry experienced significant volatility due to three high-profile bank failures. These bank failures resulted in significant concerns within the banking industry related to liquidity, deposit outflows, and unrealized losses on investment securities. These concerns and volatility in the banking industry may persist if other industry participants experience similar high-profile financial challenges or if other banks are closed by federal or state banking regulators. These events in the banking industry have reinforced the importance of maintaining access to diverse sources of funding and the benefits of a robust and stable deposit base, but the continuing impact of the volatility and turmoil in the banking industry on the Company, and its financial condition and results of operations for the remainder of 2023, is uncertain and cannot be predicted.

In light of the bank closures and uncertainty in the banking industry, a continued rising interest rate environment, and persistent concerns about recessionary conditions in the U.S. economy during 2023 or 2024, the Company continues to actively monitor balance sheet trends, deposit flows, and liquidity needs to ensure that the Company and the Bank are able to meet the needs of the Bank’s customers and maintain financial flexibility. During the first six months of 2023, the Company’s LHFI, net of deferred fees and costs, and total deposits increased from December 31, 2022 by $617.8 million and $480.3 million, respectively, and the Company’s short-term borrowings decreased by $389.0 million from December 31, 2022, largely driven by repayments funded by the Company’s sale of $505.7 million of AFS securities executed during the first quarter of 2023 as part of a balance sheet repositioning strategy. As of June 30, 2023, the Company estimates that approximately 73.5% of the Company’s deposits were insured or collateralized, and that the Company maintained available liquidity sources to cover approximately 133% of uninsured and uncollateralized deposits. In addition, to further bolster the Company’s funding position during the first six months of 2023, the Company augmented customer deposit growth by also increasing brokered deposits to $485.7 million at June 30, 2023.

Despite the negative developments within the broader banking industry during the first six months of 2023, the Company’s and the Bank’s regulatory capital ratios continued to exceed the standards to be considered well-capitalized under regulatory requirements. See “Capital Resources” within this Item 2 for additional information about the Company’s regulatory capital.

The Company is continually monitoring the impact of other various global and national events on the Company’s results of operations and financial condition, including inflation and rising interest rates. Inflation has risen as a result of growth in economic activity and demand for goods and services, as well as labor shortages and global supply chain issues. As a result, market interest rates began to rise during 2022 after an extended period at historical lows, and the FOMC increased the Federal Funds target rates throughout 2022 and 2023 to its current range of 5.25% to 5.50%. The FOMC has noted that it will continue to assess additional information and its implications for monetary policy, and in determining future actions with respect to the target rates, the FOMC will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments. The FOMC also confirmed the continued reduction to the Federal Reserve’s holdings of U.S. Treasury securities and agency debt and agency MBS. These developments helped drive the meaningful increase in deposit costs and deposit competition that the Company experienced during the first six months of 2023 and continues to experience during July 2023. The Company anticipates that the net impact of these factors will result in a continued contraction of its net interest margin. The timing and impact of inflation, market interest rates, and the competitive landscape of deposits on the Company's business and results of operations will depend on future developments, which are highly uncertain and difficult to predict. The Company will continue to deploy various asset liability management strategies to seek to manage the Company's risk related to interest rate fluctuations. Refer to “Liquidity” within this Item 2 for additional information about the Company’s liquidity and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 3 of this Quarterly Report for additional information about the Company’s interest rate sensitivity.

Strategic Initiatives

The Company executed a series of cost saving measures during the second quarter of 2023 that is expected to reduce our annual expense run rate by approximately $17 million. As a result of these measures, the Company incurred $3.9 million in pre-tax expenses during the second quarter of 2023, principally composed of severance charges related to headcount reductions and charges for exiting leases. The Company expects to recognize additional pre-tax expenses of $7.5 million associated with these actions during the third quarter of 2023.

During the first quarter of 2023, the Company executed a balance sheet repositioning strategy and sold AFS securities with a total book value of $505.7 million at a pre-tax loss of $13.4 million and used the net proceeds to reduce existing high costing FHLB borrowings. The deleverage strategy provided the Company with improved liquidity, enhanced tangible common equity, and additional run rate earnings. The Company estimates the loss will be earned back in approximately two years.

During the second quarter of 2022, the Company transferred its ownership interest in DHFB, which was formerly a subsidiary of the Bank to CSP in exchange for a minority ownership interest in CSP, resulting in a $9.1 million pre-tax gain for the quarter ended June 30, 2022.

SUMMARY OF FINANCIAL RESULTS

Second Quarter Net Income & Performance Metrics

●	Net income available to common shareholders was $52.3 million and basic and diluted EPS was $0.70 for the second quarter of 2023, compared to $59.3 million and $0.79 for the second quarter of 2022.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes) expenses incurred associated with our strategic cost saving initiatives principally composed of severance charges related to headcount reductions and charges for exiting leases ($3.1 million in 2023), gains and losses on the sale of securities (gain of $2,000 in 2023 and loss of $2,000 in 2022), and the gain on sale of DHFB ($8.0 million in 2022), was $55.4 million and adjusted diluted operating EPS (+) was $0.74 for the quarter ended June 30, 2023, compared to adjusted operating earnings available to common shareholders(+) of $51.3 million and diluted adjusted operating EPS(+) of $0.69 for the second quarter of 2022.
●	The Company did not incur significant expenses during the second quarter of 2023 related to the pending merger with American National previously discussed.

Six Month Net Income & Performance Metrics

●	Net income available to common shareholders was $85.0 million and basic and diluted EPS was $1.13 for the first six months of 2023, compared to $100.0 million and $1.33 for the first six months of 2022.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes) expenses incurred associated with our strategic cost saving initiatives principally composed of severance charges related to headcount reductions and charges for exiting leases ($3.1 million in 2023), the legal reserve associated with an ongoing regulatory matter as previously disclosed ($4.0 million in 2023), strategic branch closing and facility consolidation costs ($4.4 million in 2022), losses on the sale of securities ($10.6 million in 2023 and $2,000 in 2022), and the gain on sale of DHFB ($8.0 million in 2022), was $102.6 million and adjusted diluted operating EPS (+) was $1.37 for the six months ended June 30, 2023, compared to adjusted operating earnings available to common shareholders(+) of $96.4 million and diluted adjusted operating EPS(+) of $1.28 for the first six months of 2022.

Balance Sheet

●	Total assets were $20.6 billion at June 30, 2023, an increase of $141.2 million or approximately 1.4% (annualized) from December 31, 2022. Total assets increased during the first six months of 2023 primarily due to an increase in LHFI, net of deferred fees and costs, of $617.8 million, driven primarily by increases in the commercial and industrial and commercial real estate non-owner occupied portfolios, partially offset by a $566.5 million decrease in the investment securities portfolio, primarily due to the sale of AFS securities as part of the Company’s balance sheet repositioning strategy executed during the first quarter of 2023, as well as a decline in the market value of the AFS securities portfolio, due to the impact of market interest rate fluctuations.
●	Total LHFI, net of deferred fees and costs, were $15.1 billion at June 30, 2023, an increase of $617.8 million or 8.6% (annualized) from December 31, 2022.
●	Total investments were $3.1 billion at June 30, 2023, a decrease of $566.5 million from December 31, 2022. AFS securities totaled $2.2 billion at June 30, 2023, compared to $2.7 billion at December 31, 2022. At June 30, 2023, total net unrealized losses on the AFS securities portfolio were $450.1 million, an improvement of $12.5 million from $462.6 million at December 31, 2022. HTM securities are carried at cost and totaled $849.6 million at June 30, 2023, compared to $847.7 million at December 31, 2022 and had net unrealized losses of $41.8 million at June 30, 2023, an improvement of $4.0 million from $45.8 million at December 31, 2022, due primarily to changes in interest rates and market conditions during the first six months of 2023.
●	At June 30, 2023, total deposits were $16.4 billion, an increase of $480.3 million or approximately 6.1% (annualized) from December 31, 2022, due to a $1.1 billion increase in interest-bearing deposits, which included approximately $485.7 million in brokered deposits, partially offset by a $572.9 million decrease in demand deposits, as customers moved funds from lower to higher yielding deposit products.

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

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

	For the Three Months Ended
	June 30,
	2023	2022	Change

	(Dollars in thousands)
Average interest-earning assets	$18,091,809	$17,646,470	$445,339
Interest and dividend income	$230,247	$148,755	$81,492
Interest and dividend income (FTE) (+)	$233,913	$152,332	$81,581
Yield on interest-earning assets	5.10%	3.38%	172	bps
Yield on interest-earning assets (FTE) (+)	5.19%	3.46%	173	bps
Average interest-bearing liabilities	$12,974,175	$11,590,351	$1,383,824
Interest expense	$78,163	$9,988	$68,175
Cost of interest-bearing liabilities	2.42%	0.35%	207	bps
Cost of funds	1.74%	0.22%	152	bps
Net interest income	$152,084	$138,767	$13,317
Net interest income (FTE) (+)	$155,750	$142,344	$13,406
Net interest margin	3.37%	3.15%	22	bps
Net interest margin (FTE) (+)	3.45%	3.24%	21	bps

For the second quarter of 2023, net interest income was $152.1 million, an increase of $13.3 million from the second quarter of 2022. For the second quarter of 2023, net interest income (FTE)(+) was $155.8 million, an increase of $13.4 million from the second quarter of 2022. In the second quarter of 2023, net interest margin increased 22 bps to 3.37% from 3.15% in the second quarter of 2022, and net interest margin (FTE)(+) increased 21 bps to 3.45% in the second quarter of 2023 from 3.24% for the same period of 2022. The increases in net interest income and net interest income (FTE)(+) were primarily driven by higher loan yields due to increased short-term interest rates impacting variable rate loans, as well as net loan growth. These increases were partially offset by an increase in interest expense primarily due to higher deposit costs resulting from increases in market interest rates and changes in the deposit mix as depositors migrated to higher cost interest bearing deposit accounts, as well as higher borrowing costs due to increased short-term borrowings and funding costs associated with increased market interest rates.

	For the Six Months Ended
	June 30,
	2023	2022	Change

	(Dollars in thousands)
Average interest-earning assets	$18,164,545	$17,765,085	$399,460
Interest and dividend income	$447,793	$287,212	$160,581
Interest and dividend income (FTE) (+)	$455,248	$294,124	$161,124
Yield on interest-earning assets	4.97%	3.26%	171	bps
Yield on interest-earning assets (FTE) (+)	5.05%	3.34%	171	bps
Average interest-bearing liabilities	$12,910,496	$11,693,601	$1,216,895
Interest expense	$142,265	$17,514	$124,751
Cost of interest-bearing liabilities	2.22%	0.30%	192	bps
Cost of funds	1.58%	0.20%	138	bps
Net interest income	$305,528	$269,698	$35,830
Net interest income (FTE) (+)	$312,983	$276,610	$36,373
Net interest margin	3.39%	3.06%	33	bps
Net interest margin (FTE) (+)	3.47%	3.14%	33	bps

For the first six months of 2023, net interest income was $305.5 million, an increase of $35.8 million from the same period of 2022. For the first six months of 2023, net interest income (FTE)(+) was $313.0 million, an increase of $36.4 million from the same period of 2022. In the first six months of 2023, net interest margin increased 33 bps to 3.39% from 3.06% in the first six months of 2022, and net interest margin (FTE)(+) increased 33 bps to 3.47% in the first six months of 2023 from 3.14% in the first six months of 2022. The increases in net interest margin and net interest margin (FTE)(+) were primarily driven by higher loan yields due to increased short-term interest rates impacting variable rate loans, as well as net loan growth. These increases were partially offset by an increase in interest expense primarily due to higher deposit costs resulting from increases in market interest rates and changes in the deposit mix as depositors migrated to higher cost interest bearing deposit accounts, as well as higher borrowing costs due to increased short-term borrowings and funding costs associated with increased market interest rates.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2023			2022
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,865,193	$15,565	3.35%	$2,322,024	$14,695	2.54%
Tax-exempt	1,311,469	10,755	3.29%	1,608,888	13,465	3.36%
Total securities	3,176,662	26,320	3.32%	3,930,912	28,160	2.87%
LHFI, net of deferred fees and costs(3)	14,746,218	206,452	5.62%	13,525,529	123,764	3.67%
Other earning assets	168,929	1,141	2.71%	190,029	408	0.86%
Total earning assets	18,091,809	$233,913	5.19%	17,646,470	$152,332	3.46%
Allowance for loan and lease losses	(117,643)			(103,211)
Total non-earning assets	2,235,521			2,176,143
Total assets	$20,209,687			$19,719,402
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,387,473	$46,953	2.25%	$7,987,888	$3,082	0.15%
Regular savings	1,014,565	430	0.17%	1,169,199	55	0.02%
Time deposits	2,500,966	17,884	2.87%	1,667,378	2,960	0.71%
Total interest-bearing deposits	11,903,004	65,267	2.20%	10,824,465	6,097	0.23%
Other borrowings	1,071,171	12,896	4.83%	765,886	3,891	2.04%
Total interest-bearing liabilities	12,974,175	$78,163	2.42%	11,590,351	$9,988	0.35%
Noninterest-bearing liabilities:
Demand deposits	4,377,150			5,366,591
Other liabilities	397,621			317,415
Total liabilities	17,748,946			17,274,357
Stockholders' equity	2,460,741			2,445,045
Total liabilities and stockholders' equity	$20,209,687			$19,719,402
Net interest income		$155,750			$142,344
Interest rate spread			2.77%			3.11%
Cost of funds			1.74%			0.22%
Net interest margin (FTE)(+)			3.45%			3.24%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

	For the Six Months Ended June 30,
	2023			2022
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,951,226	$32,317	3.34%	$2,468,775	$28,361	2.32%
Tax-exempt	1,370,082	22,537	3.32%	1,595,232	26,704	3.38%
Total securities	3,321,308	54,854	3.33%	4,064,007	55,065	2.73%
LHFI, net of deferred fees and costs(3)	14,626,579	397,630	5.48%	13,413,780	238,365	3.58%
Other earning assets	216,658	2,764	2.57%	287,298	694	0.49%
Total earning assets	18,164,545	$455,248	5.05%	17,765,085	$294,124	3.34%
Allowance for loan and lease losses	(114,923)			(101,784)
Total non-earning assets	2,246,914			2,156,029
Total assets	$20,296,536			$19,819,330
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,366,304	$85,267	2.06%	$8,181,253	$4,406	0.11%
Regular savings	1,050,798	795	0.15%	1,156,099	111	0.02%
Time deposits	2,396,827	31,038	2.61%	1,716,743	6,063	0.71%
Total interest-bearing deposits	11,813,929	117,100	2.00%	11,054,095	10,580	0.19%
Other borrowings	1,096,567	25,165	4.63%	639,506	6,934	2.19%
Total interest-bearing liabilities	12,910,496	$142,265	2.22%	11,693,601	$17,514	0.30%
Noninterest-bearing liabilities:
Demand deposits	4,534,375			5,297,727
Other liabilities	409,392			275,584
Total liabilities	17,854,263			17,266,912
Stockholders' equity	2,442,273			2,552,418
Total liabilities and stockholders' equity	$20,296,536			$19,819,330
Net interest income		$312,983			$276,610
Interest rate spread			2.83%			3.04%
Cost of funds			1.58%			0.20%
Net interest margin (FTE)(+)			3.47%			3.14%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

The Volume Rate Analysis table below presents changes in net interest income (FTE)(+) and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2023 vs. June 30, 2022			June 30, 2023 vs. June 30, 2022
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(3,243)	$4,113	$870	$(6,792)	$10,747	$3,955
Tax-exempt	(2,444)	(266)	(2,710)	(3,711)	(457)	(4,168)
Total securities	(5,687)	3,847	(1,840)	(10,503)	10,290	(213)
Loans, net(1)	12,031	70,657	82,688	23,216	136,048	159,264
Other earning assets	(50)	785	735	(210)	2,280	2,070
Total earning assets	$6,294	$75,289	$81,583	$12,503	$148,618	$161,121
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$162	$43,709	$43,871	$102	$80,759	$80,861
Regular savings	(8)	383	375	(11)	695	684
Time deposits(1)	2,114	12,811	14,925	3,230	21,745	24,975
Total interest-bearing deposits	2,268	56,903	59,171	3,321	103,199	106,520
Other borrowings(1)	2,030	6,975	9,005	7,115	11,117	18,232
Total interest-bearing liabilities	4,298	63,878	68,176	10,436	114,316	124,752
Change in net interest income (FTE)(+)	$1,996	$11,411	$13,407	$2,067	$34,302	$36,369

(1) The rate-related changes in interest income on loans, deposits, and other borrowings include the impact of lower accretion of the acquisition-related fair market value adjustments, which are detailed below.

The impact of net accretion related to acquisition accounting fair value adjustments for the first and second quarters of 2022 and 2023 are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Amortization	Amortization	Total
For the quarter ended March 31, 2022	$2,253	$(10)	(203)	$2,040
For the quarter ended June 30, 2022	2,879	(11)	(207)	2,661
For the quarter ended March 31, 2023	1,106	(14)	(209)	883
For the quarter ended June 30, 2023	1,073	(7)	(213)	853

Noninterest Income

	For the Three Months Ended
	June 30,		Change
	2023	2022	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$8,118	$8,040	$78	1.0%
Other service charges, commissions, and fees	1,693	1,709	(16)	(0.9)%
Interchange fees	2,459	2,268	191	8.4%
Fiduciary and asset management fees	4,359	6,939	(2,580)	(37.2)%
Mortgage banking income	449	2,200	(1,751)	(79.6)%
Gain (loss) on sale of securities	2	(2)	4	NM
Bank owned life insurance income	2,870	2,716	154	5.7%
Loan-related interest rate swap fees	2,316	2,600	(284)	(10.9)%
Other operating income	1,931	11,816	(9,885)	(83.7)%
Total noninterest income	$24,197	$38,286	$(14,089)	(36.8)%

Noninterest income decreased $14.1 million or 36.8% to $24.2 million for the quarter ended June 30, 2023, compared to $38.3 million for the quarter ended June 30, 2022, primarily driven by the $9.1 million gain on sale of DHFB in the second quarter of 2022, included in other operating income. Adjusted operating noninterest income,(+) which excludes gains and losses on sale of securities and the gain on sale of DHFB, decreased $5.0 million or 17.2% to $24.2 million for the quarter ended June 30, 2023, compared to $29.2 million for the quarter ended June 30, 2022. The decrease in adjusted operating noninterest income(+) was primarily driven by a $2.6 million decrease in fiduciary and asset management fees due to a decrease in assets under management mainly driven by the DHFB sale executed in the second quarter of 2022, a $1.8 million decrease in mortgage banking income due to a decline in mortgage loan origination volumes and a decrease in gain on sale margins due to increases in market interest rates, and a $803,000 decrease in other operating income primarily due to the impact from recoveries recognized in the prior year on several fully charged off acquired loans and a decline in equity method investment income, partially offset by increases in capital market transaction-related fees.

	For the Six Months Ended
	June 30,		Change
	2023	2022	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$16,020	$15,637	$383	2.4%
Other service charges, commissions, and fees	3,439	3,364	75	2.2%
Interchange fees	4,784	4,078	706	17.3%
Fiduciary and asset management fees	8,620	14,194	(5,574)	(39.3)%
Mortgage banking income	1,303	5,317	(4,014)	(75.5)%
Loss on sale of securities	(13,398)	(2)	(13,396)	NM
Bank owned life insurance income	5,698	5,413	285	5.3%
Loan-related interest rate swap fees	3,755	6,460	(2,705)	(41.9)%
Other operating income	3,603	13,978	(10,375)	(74.2)%
Total noninterest income	$33,824	$68,439	$(34,615)	(50.6)%

Noninterest income decreased $34.6 million or 50.6% to $33.8 million for the six months ended June 30, 2023, compared to $68.4 million for the six months ended June 30, 2022, primarily driven by the losses on sale of securities of $13.4 million resulting from our balance sheet repositioning strategy executed in the first quarter of 2023 and the $9.1 million gain on sale of DHFB in the second quarter of 2022, included in other operating income. Adjusted operating noninterest income,(+) which excludes losses on sale of securities and the gain on sale of DHFB, decreased $12.1 million or 20.4% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease in adjusted operating noninterest income(+) was primarily driven by a $5.6 million decrease in fiduciary and asset management fees due to a decrease in assets under management mainly driven by the DHFB sale executed in the second quarter of 2022, a $4.0 million decrease in mortgage banking income due to a decline in mortgage loan origination volumes and decrease in gain on sale margins due to increases in market interest rates, a $2.7 million decrease in loan-related interest rate swap fees primarily due to lower transaction volumes, and a $1.3 million decrease in other operating income primarily due to a decline in equity method investment income and the impact from recoveries recognized in the prior year on several fully charged off acquired loans, partially offset by increases in capital market transaction-related fees. These decreases in adjusted operating noninterest income(+) were partially offset by a $706,000 increase in interchange fees.

Noninterest Expense

	For the Three Months Ended
	June 30,		Change
	2023	2022	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$62,019	$55,305	$6,714	12.1%
Occupancy expenses	6,094	6,395	(301)	(4.7)%
Furniture and equipment expenses	3,565	3,590	(25)	(0.7)%
Technology and data processing	8,566	7,862	704	9.0%
Professional services	4,433	4,680	(247)	(5.3)%
Marketing and advertising expense	2,817	2,502	315	12.6%
FDIC assessment premiums and other insurance	4,074	2,765	1,309	47.3%
Franchise and other taxes	4,499	4,500	(1)	(0.0)%
Loan-related expenses	1,619	1,867	(248)	(13.3)%
Amortization of intangible assets	2,216	2,915	(699)	(24.0)%
Other expenses	5,759	6,387	(628)	(9.8)%
Total noninterest expense	$105,661	$98,768	$6,893	7.0%

Noninterest expense increased $6.9 million or 7.0% to $105.7 million for the quarter ended June 30, 2023, compared to $98.8 million for the quarter ended June 30, 2022, primarily driven by a $6.7 million increase in salaries and benefits discussed below. Adjusted operating noninterest expense,(+) which excludes amortization of intangible assets ($2.2 million in 2023 and $2.9 million in 2022) and the expenses incurred with our strategic cost saving initiatives principally composed of severance charges related to headcount reductions and charges for exiting leases ($3.9 million in 2023), increased $3.7 million or 3.8% to $99.5 million for the quarter ended June 30, 2023, compared to $95.9 million for the quarter ended June 30, 2022. The increase in adjusted operating non-interest expense(+) was primarily driven by a $3.8 million increase in salaries and benefits expense, outside of severance charges related to headcount reductions from our cost saving initiatives in the second quarter of 2023, driven by increases in salaries and wages, a $1.3 million increase in FDIC assessment premiums and other insurance primarily due to the increase in the FDIC assessment rates, effective January 1, 2023, and a $704,000 increase in technology and data processing expense. These increases in adjusted operating non-interest expense(+) were partially offset by a $1.7 million decrease in other expenses primarily driven by a decrease of non-credit related losses on customer transactions.

	For the Six Months Ended
	June 30,		Change
	2023	2022	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$122,547	$113,603	$8,944	7.9%
Occupancy expenses	12,450	13,278	(828)	(6.2)%
Furniture and equipment expenses	7,317	7,187	130	1.8%
Technology and data processing	16,708	15,658	1,050	6.7%
Professional services	7,847	8,770	(923)	(10.5)%
Marketing and advertising expense	5,168	4,665	503	10.8%
FDIC assessment premiums and other insurance	7,973	5,250	2,723	51.9%
Franchise and other taxes	8,997	8,999	(2)	(0.0)%
Loan-related expenses	3,171	3,643	(472)	(13.0)%
Amortization of intangible assets	4,494	5,954	(1,460)	(24.5)%
Other expenses	17,262	17,082	180	1.1%
Total noninterest expense	$213,934	$204,089	$9,845	4.8%

Noninterest expense increased $9.8 million or 4.8% to $213.9 million for the six months ended June 30, 2023, compared to $204.1 million for the six months ended June 30, 2022, primarily driven by an $8.9 million increase in salaries and benefits discussed below. Adjusted operating noninterest expense,(+) which excludes amortization of intangible assets ($4.5 million in 2023 and $6.0 million in 2022) the expenses incurred with our strategic cost saving initiatives principally composed of severance charges related to headcount reductions and charges for exiting leases ($3.9 million in 2023), the legal reserve associated with an ongoing regulatory matter as previously disclosed, included within other expenses ($5.0 million in 2023), and strategic branch closing and facility consolidation costs, included within other expenses ($5.5 million in 2022), increased $7.9 million or 4.1% to $200.5 million for the six months ended June 30, 2023, compared to $192.6 million for the six months ended June 30, 2022. The increase in adjusted operating non-interest expense(+) was primarily driven by a $6.0 million increase in salaries and benefits expense, outside of severance charges related to headcount reductions in the second quarter of 2023, driven by increases in salaries and wages, a $2.7 million increase in FDIC assessment premiums and other insurance primarily due to the increase in the FDIC assessment rates, effective January 1, 2023, and a $1.1 million increase in technology and data processing expense. These increases in adjusted operating non-interest expense(+) were partially offset by decreases of $923,000 in professional services related to strategic projects that occurred in the prior year and $828,000 in occupancy expenses.

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

Wholesale Banking

The Wholesale Banking segment provides loan and deposit services, as well as treasury management, and capital market services to wholesale customers primarily throughout Virginia, Maryland, North Carolina, and South Carolina. These customers include commercial real estate and commercial and industrial customers. This segment also includes the Company’s the equipment finance subsidiary, which has nationwide exposure. The private banking and trust businesses also reside in the Wholesale Banking segment.

The following table presents operating results for the three and six months ended June 30, 2023 and 2022 for the Wholesale Banking segment (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net interest income	$66,133	$72,930	$133,674	$144,354
Provision for credit losses	6,054	2,757	16,543	4,374
Net interest income after provision for credit losses	60,079	70,173	117,131	139,980
Noninterest income	8,861	8,327	16,275	17,514
Noninterest expense	41,236	38,401	83,550	78,410
Income before income taxes	$27,704	$40,099	$49,856	$79,084

Wholesale Banking income before income taxes decreased for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, by $12.4 million and $29.2 million, respectively. The decreases were primarily due to a decrease in net interest income driven by spread compression on the loan and deposit portfolios due to the rapid rise in interest rates, an increase in the provision for credit losses due to increased uncertainty in the economic outlook and loan growth during 2023, and an increase in noninterest expense primarily due to an increase in salaries and benefits expense. In addition, noninterest income decreased for the first six months of 2023 compared to the first six months of 2022, primarily due to a decrease in loan-related interest rate swap fees primarily due to lower transaction volumes.

The following table presents the key balance sheet metrics as of June 30, 2023 and December 31, 2022 for the Wholesale Banking segment (dollars in thousands):

	June 30, 2023	December 31, 2022 (1)
LHFI, net of deferred fees and costs	$12,078,442	$11,476,258
Total Deposits	6,190,224	6,128,729

(1) Includes a reallocation of LHFI, net of deferred fees and costs, and total deposits from the Consumer Banking segment of $136.6 million and $258.7 million, respectively, due to the January 1, 2023 organizational change discussed in Note 12, “Segment Reporting and Revenue,” in Part I, Item 1 of this Quarterly Report.

LHFI, net of deferred fees and costs, for the Wholesale Banking segment increased $602.2 million or 10.6% (annualized) to $12.1 billion at June 30, 2023 compared to December 31, 2022; growth occurred across the commercial and industrial, commercial real estate non-owner occupied, and construction and land development loan portfolios.

Wholesale banking deposits increased $61.5 million or 2.0% (annualized) to $6.2 billion at June 30, 2023 compared to December 31, 2022. This increase was primarily driven by an increase in interest checking accounts, partially offset by a decrease in demand deposits and money market balances, as customers moved from uninsured to insured deposit products.

Consumer Banking

The Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division and investment management and advisory services businesses.

The following table presents operating results for the three and six months ended June 30, 2023 and 2022 for the Consumer Banking segment (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net interest income	$63,749	$51,037	$126,893	$99,169
Provision for credit losses	32	775	1,371	1,958
Net interest income after provision for credit losses	63,717	50,262	125,522	97,211
Noninterest income	12,287	16,577	24,466	33,196
Noninterest expense	56,539	55,092	113,594	110,426
Income before income taxes	$19,465	$11,747	$36,394	$19,981

Consumer Banking income before income taxes increased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022 by $7.7 million and $16.4 million, respectively. The increases were primarily driven by an increase in net interest income due to favorable funding credit on deposits and increased interest income attributable to the higher interest rate environment and higher average loan balances, partially offset by spread compression on loans. This increase was partially offset by a decrease in noninterest income primarily due to a decline in fiduciary and asset management fees due to a decrease in assets under management mainly driven by the sale of DHFB executed in the second quarter of 2022, and a decrease in mortgage banking income due to a decline in mortgage loan origination volumes driven by the rapid increase in market interest rates and a decline in gain on sale margins due to increases in market interest rates. In addition, noninterest expense increased due to an increase in salaries and benefits expense, as well as an increase in FDIC assessment premiums and other insurance due to the increase in the FDIC assessment rates, effective January 1, 2023.

The following table presents the key balance sheet metrics as of June 30, 2023 and December 31, 2022 for the Consumer Banking segment (dollars in thousands):

	June 30, 2023	December 31, 2022 (1)
LHFI, net of deferred fees and costs	$3,001,369	$2,990,017
Total Deposits	9,580,892	9,724,598

(1) Includes a reallocation of LHFI, net of deferred fees and costs, and total deposits to the Wholesale Banking segment of $136.6 million and $258.7 million, respectively, due to the January 1, 2023 organizational change discussed in Note 12, “Segment Reporting and Revenue,” in Part I, Item 1 of this Quarterly Report.

LHFI, net of deferred fees and costs, for the Consumer Banking segment increased $11.4 million or 0.8% (annualized) to $3.0 billion at June 30, 2023 compared to December 31, 2022; growth primarily occurred across the residential 1-4 consumer loan portfolio.

Consumer Banking deposits decreased $143.7 million or 3.0% (annualized) to $9.6 billion at June 30, 2023 compared to December 31, 2022. This decrease was primarily due to decrease in demand deposits, money market balances, interest checking accounts, and savings accounts, partially offset by an increase in time deposits, as customers moved funds from lower to higher yielding deposit products.

Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 14.4% and 16.7%, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 was 15.5% and 17.1%, respectively. The decrease in the effective tax rate is primarily due to the higher proportion of tax-exempt income to pre-tax income in the second quarter of 2023.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

Assets

At June 30, 2023, total assets were $20.6 billion, an increase of $141.2 million or approximately 1.4% (annualized) from December 31, 2022. The increase in total assets was primarily due to an increase in LHFI, net of deferred fees and costs, of $617.8 million driven primarily by increases in the commercial and industrial and commercial real estate non-owner occupied portfolios, partially offset by a decline in the investment securities portfolio of $566.5 million, primarily due to the sale of AFS securities as part of the Company’s balance sheet repositioning strategy executed during the first quarter of 2023.

LHFI, net of deferred fees and costs, were $15.1 billion at June 30, 2023, an increase of $617.8 million or 8.6% (annualized) from December 31, 2022. At June 30, 2023, quarterly average LHFI, net of deferred fees and costs, increased $1.2 billion or 9.0% from the same period in the prior year. Refer to "Loan Portfolio" within this Item 2 and Note 3 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 of this Quarterly Report for additional information on our loan activity.

At June 30, 2023, total investments were $3.1 billion, a decrease of $566.5 million from December 31, 2022. AFS securities totaled $2.2 billion at June 30, 2023, a $559.4 million decrease from December 31, 2022. At June 30, 2023, total net unrealized losses on the AFS securities portfolio were $450.1 million, an improvement of $12.5 million from total net unrealized losses on AFS securities of $462.6 million at December 31, 2022. HTM securities totaled $849.6 million at June 30, 2023, a $1.9 million increase from December 31, 2022, with net unrealized losses of $41.8 million at June 30, 2023, an improvement of $4.0 million from net unrealized losses of $45.8 million at December 31, 2022.

Liabilities and Stockholders’ Equity

At June 30, 2023, total liabilities were $18.2 billion, an increase of $89.5 million or approximately 1.0% (annualized) from $18.1 billion at December 31, 2022, which was primarily driven by an increase in deposits of $480.3 million, partially offset by a decrease in borrowings of $388.4 million.

Total deposits at June 30, 2023 were $16.4 billion, an increase of $480.3 million or approximately 6.1% (annualized) from December 31, 2022. For the quarter ended June 30, 2023, quarterly average deposits increased $89.1 million or 0.6% from the same period in the prior year. Total deposits at June 30, 2023 increased from December 31, 2022 due to a $1.1 billion increase in interest-bearing deposits, which includes approximately $485.7 million in brokered deposits, partially offset by a $572.9 million decrease in demand deposits, as customers have moved funds from lower to higher yielding products. Refer to “Deposits” within this Item 2 for additional information on this topic.

Total short-term and long-term borrowings at June 30, 2023 were $1.3 billion, a decrease of $388.4 million or 22.7% when compared to $1.7 billion at December 31, 2022 as a result of the Company’s execution of the balance sheet repositioning strategy during the first quarter of 2023, which allowed the Company to reduce its short-term borrowings exposure. Refer to Note 6 “Borrowings” in Part I, Item 1, and “Executive Overview” within this Item 2 of this Quarterly Report for additional information on our borrowing activity.

At June 30, 2023, stockholders’ equity was $2.4 billion, an increase of $51.7 million from December 31, 2022, primarily due to lower unrealized losses within the AFS securities portfolio. Our consolidated regulatory capital ratios continue to exceed the minimum capital requirements and are considered “well-capitalized” for regulatory purposes. Refer to “Capital Resources” within this Item 2, as well as Note 9 "Stockholders’ Equity" in Part I, Item 1 of this Quarterly Report for additional information on our capital resources.

During the second quarter of 2023, the Company declared and paid a quarterly dividend on the outstanding shares of Series A Preferred Stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share), consistent with the fourth quarter of 2022 and the second quarter of 2022. During the second quarter of 2023, the Company also declared and paid cash dividends of $0.30 per common share, consistent with the fourth quarter of 2022 and an increase of $0.02 or approximately 7.1% from the second quarter of 2022.

At June 30, 2023, the Company had no active share repurchase programs, as the most recent share repurchase program expired on December 9, 2022. Under that repurchase program, the Company repurchased an aggregate of approximately 1.3 million shares (or approximately $48.2 million) in 2022.

Securities

At June 30, 2023, the Company had total investments of $3.1 billion, or 15.3% of total assets, as compared to $3.7 billion, or 18.1% of total assets, at December 31, 2022. This decrease was primarily due to the sale of AFS securities as part of the Company’s balance sheet repositioning strategy executed during the first quarter of 2023, which was partially offset by growth in the Company’s HTM portfolio. The Company seeks to diversify its portfolio to minimize risk and focuses on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 8 "Derivatives" in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the dates indicated (dollars in thousands):

	June 30,	December 31,
	2023	2022
Available for Sale:
U.S. government and agency securities	$61,347	$61,943
Obligations of states and political subdivisions	513,026	807,435
Corporate and other bonds	142,572	226,380
MBS
Commercial	261,955	306,161
Residential	1,201,845	1,338,233
Total MBS	1,463,800	1,644,394
Other securities	1,703	1,664
Total AFS securities, at fair value	2,182,448	2,741,816
Held to Maturity:
U.S. government and agency securities	681	687
Obligations of states and political subdivisions	701,600	705,990
Corporate and other bonds	4,855	5,159
MBS
Commercial	54,019	42,761
Residential	88,455	93,135
Total MBS	142,474	135,896
Total held to maturity securities, at carrying value	849,610	847,732
Restricted Stock:
FRB stock	67,032	67,032
FHLB stock	44,146	53,181
Total restricted stock, at cost	111,178	120,213
Total investments	$3,143,236	$3,709,761

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of June 30, 2023:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	—%	1.41%	5.98%	—%	1.57%
Obligations of states and political subdivisions	3.90%	2.61%	1.98%	2.23%	2.23%
Corporate bonds and other securities	4.18%	7.49%	3.84%	5.29%	4.32%
MBS:
Commercial	5.83%	3.33%	4.17%	2.24%	3.06%
Residential	2.68%	2.27%	2.68%	2.22%	2.23%
Total MBS	5.83%	2.65%	3.32%	2.22%	2.38%
Total AFS securities	5.79%	2.74%	3.58%	2.23%	2.45%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of June 30, 2023:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	—%	4.95%	—%	—%	4.95%
Obligations of states and political subdivisions	2.38%	4.05%	3.44%	3.49%	3.49%
Corporate bonds and other securities	—%	—%	—%	6.26%	6.26%
MBS:
Commercial	—%	—%	—%	4.60%	4.60%
Residential	—%	5.46%	—%	3.57%	4.08%
Total MBS	—%	5.46%	—%	4.04%	4.28%
Total HTM securities	2.38%	5.00%	3.44%	3.59%	3.64%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of June 30, 2023, the Company maintained a diversified municipal bond portfolio with approximately 68% of its holdings in general obligation issues and the majority of the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 19% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. The Company’s largest source of liquidity on a consolidated basis is the customer deposit base generated by our wholesale and consumer businesses. These deposits provide relatively stable and low-cost funding. Total deposits at June 30, 2023 were $16.4 billion, an increase of $480.3 million or approximately 6.1% (annualized) from December 31, 2022. For the quarter ended June 30, 2023, quarterly average deposits decreased $137.1 million or 2.4% (annualized) compared to the prior quarter. Total deposits at June 30, 2023 increased from December 31, 2022 due to a $1.1 billion increase in interest-bearing deposits, which includes approximately $485.7 million in brokered deposits, partially offset by a $572.9 million decrease in demand deposits, as customers have moved funds from lower to higher costing products. Refer to “Deposits” within this Item 2 for additional information on this topic.

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

Starting in the first quarter of 2023, the Company is eligible to borrow from the Federal Reserve's BTFP, which provides additional contingent liquidity through the pledging of certain qualifying securities. The BTFP is a one-year program ending March 11, 2024, and the Company can borrow any time during the term and can repay the obligation at any time without penalty. As of June 30, 2023, liquidity of $539.4 million was available based on the par-value of qualifying securities from BTFP. The Company did not utilize the BTFP facility as of June 30, 2023.

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

As of June 30, 2023, liquid assets totaled $6.7 billion or 32.5% of total assets, and liquid earning assets totaled $6.5 billion or 35.2% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of June 30, 2023, loan payments of approximately $6.0 billion or 39.7% of total loans are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $266.7 million or 8.5% of total securities are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

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

The following table presents the Company’s contractual obligations related to its major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of June 30, 2023 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$250,000	$—	$250,000
Trust preferred capital notes (1)	155,159	—	155,159
Leases (2)	314,100	35,659	278,441
Repurchase agreements	130,461	130,461	—
Total contractual obligations	$849,720	$166,120	$683,600

(1) Excludes related unamortized premium/discount and interest payments.

(2) Represents lease payments due on non-cancellable operating leases at June 30, 2023. Excluded from these tables are variable lease payments or renewals.

For more information pertaining to the previous table, reference Note 5 “Leases” and Note 6 “Borrowings” in Part I, Item 1 of this Quarterly Report.

Loan Portfolio

LHFI, net of deferred fees and costs, totaled $15.1 billion at June 30, 2023 and $14.4 billion at December 31, 2022. Commercial real estate and commercial and industrial loans represented the Company’s largest loan categories at both June 30, 2023 and December 31, 2022.

The following table presents the remaining maturities, based on contractual maturity, by loan type, and by rate type (variable or fixed), net of deferred fees and costs, as of June 30, 2023 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$1,231,720	$438,829	$617,990	$518,076	$95,711	$4,203	$174,901	$94,336	$32,288	$48,277
Commercial Real Estate - Owner Occupied	1,952,189	137,939	607,658	141,491	452,520	13,647	1,206,592	587,974	607,952	10,666
Commercial Real Estate - Non-Owner Occupied	4,113,318	432,398	2,297,242	1,154,350	1,142,892	—	1,383,678	1,045,184	330,496	7,998
Multifamily Real Estate	788,895	83,838	494,408	137,789	356,619	—	210,649	169,718	40,931	—
Commercial & Industrial	3,373,148	525,040	1,774,709	1,639,920	131,332	3,457	1,073,399	687,444	380,702	5,253
Residential 1-4 Family - Commercial	518,317	43,161	120,145	44,787	70,479	4,879	355,011	275,521	69,356	10,134
Residential 1-4 Family - Consumer	1,017,698	800	183,779	1,934	27,634	154,211	833,119	9,335	76,614	747,170
Residential 1-4 Family - Revolving	600,339	23,326	474,840	27,052	118,021	329,767	102,173	5,998	36,044	60,131
Auto	585,756	3,481	—	—	—	—	582,275	255,064	327,211	—
Consumer	134,709	12,056	16,633	14,209	2,152	272	106,020	50,778	39,149	16,093
Other Commercial	750,841	37,276	100,679	12,550	64,006	24,123	612,886	225,983	269,171	117,732
Total LHFI	$15,066,930	$1,738,144	$6,688,083	$3,692,158	$2,461,366	$534,559	$6,640,703	$3,407,335	$2,209,914	$1,023,454

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

Asset Quality

Overview

At June 30, 2023 and December 31, 2022, NPAs as a percentage of LHFI totaled 0.19% and included nonaccrual LHFI of $29.1 million and $27.1 million, respectively. Net charge-offs were $6.1 million for the six months ended June 30, 2023, compared to net charge offs of $935,000 for the same period in the prior year. The ACL at June 30, 2023 increased $11.8 million from December 31, 2022 to $136.2 million, due to increased uncertainty in the economic outlook and net loan growth.

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

Nonperforming Assets

At June 30, 2023, NPAs totaled $29.2 million, an increase of $2.0 million or 7.5% from December 31, 2022. NPAs as a percentage of total outstanding LHFI at June 30, 2023 and December 31, 2022 were 0.19%.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	June 30,	December 31,
	2023	2022
Nonaccrual LHFI	$29,105	$27,038
Foreclosed properties	50	76
Total NPAs	29,155	27,114
LHFI past due 90 days and accruing interest	10,111	7,490
Total NPAs and LHFI past due 90 days and accruing interest	$39,266	$34,604

Balances
Allowance for loan and lease losses	$120,683	$110,768
Allowance for credit losses	136,231	124,443
Average LHFI, net of deferred fees and costs	14,746,218	13,671,714
LHFI, net of deferred fees and costs	15,066,930	14,449,142

Ratios
Nonaccrual LHFI to total LHFI	0.19%	0.19%
NPAs to total LHFI	0.19%	0.19%
NPAs & LHFI 90 days past due and accruing interest to total LHFI	0.26%	0.24%
NPAs to total LHFI & foreclosed property	0.19%	0.19%
NPAs & LHFI 90 days past due and accruing interest to total LHFI & foreclosed property	0.26%	0.24%
ALLL to nonaccrual LHFI	414.65%	409.68%
ALLL to nonaccrual LHFI & LHFI 90 days past due and accruing interest	307.74%	320.81%
ACL to nonaccrual LHFI	468.07%	460.25%

NPAs include nonaccrual LHFI, which totaled $29.1 million at June 30, 2023, a net increase of $2.1 million or 7.6% from December 31, 2022. The following table shows the activity in nonaccrual LHFI for the quarters ended (dollars in thousands):

	June 30,	December 31,
	2023	2022
Beginning Balance	$29,082	$26,500
Net customer payments	(5,950)	(1,805)
Additions	6,685	2,935
Charge-offs	(712)	(461)
Loans returning to accruing status	—	(131)
Ending Balance	$29,105	$27,038

The following table presents the composition of nonaccrual LHFI and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual LHFI, as of (dollars in thousands):

	June 30,	December 31,
	2023	2022
Construction and Land Development	$284	$307
Commercial Real Estate - Owner Occupied	3,978	7,178
Commercial Real Estate - Non-owner Occupied	6,473	1,263
Commercial & Industrial	2,738	1,884
Residential 1-4 Family - Commercial	1,844	1,904
Residential 1-4 Family - Consumer	10,033	10,846
Residential 1-4 Family - Revolving	3,461	3,453
Auto	291	200
Consumer	3	3
Total	$29,105	$27,038
Coverage Ratio(1)	414.65%	409.68%

(1) Represents the ALLL divided by nonaccrual LHFI.

Past Due Loans

At June 30, 2023, past due LHFI still accruing interest totaled $24.1 million or 0.16% of total LHFI, compared to $30.0 million or 0.21% of total LHFI at December 31, 2022. Of the total past due LHFI still accruing interest, $10.1 million or 0.07% of total LHFI were loans past due 90 days or more at June 30, 2023, compared to $7.5 million or 0.05% of total LHFI at December 31, 2022.

Troubled Loan Modifications

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2023 on a prospective basis. Refer to Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report for information on the Company’s accounting policy for loan modifications to borrowers experiencing financial difficulty and how the Company defines TLMs. As of June 30, 2023, the Company had TLMs totaling $31.0 million.

Troubled Debt Restructurings

After the adoption of ASU 2022-02, the Company no longer has TDRs. The below information is presented for December 31, 2022, prior to adoption of ASU 2022-02.

A modification of a loan’s terms constituted a TDR if the creditor granted a concession that it would not have otherwise considered to the borrower for economic or legal reasons related to the borrower’s financial difficulties. Management strove to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reached nonaccrual status. These modified terms may have included rate reductions, extension of terms that were considered to be below market, conversion to interest only, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

The total recorded investment in TDRs at December 31, 2022 was $14.2 million of which $9.3 million or 65.3% were considered performing, while the remaining $4.9 million were considered nonperforming.

Net Charge-offs

For the second quarter of 2023, net charge-offs were $1.6 million or 0.04% of total average LHFI on an annualized basis, compared to net charge-offs of $939,000 or 0.03% for the same quarter last year. For the six months ended June 30, 2023, net charge-offs were $6.1 million or 0.08% of total average LHFI on an annualized basis, compared to net charge-offs of $935,000 or 0.01% for the same period last year. The majority of net charge-offs in the six months of 2023 related to two commercial loans within the commercial and industrial and commercial real estate portfolios that took place during the first quarter of 2023.

Provision for Credit Losses

The Company recorded a provision for credit losses of $6.1 million for the second quarter of 2023, an increase of $2.5 million compared to the provision for credit losses of $3.6 million recorded during the same quarter of 2022. The provision for credit losses for the second quarter of 2023 reflected a provision of $5.7 million for loan losses and a $349,000 provision for unfunded commitments. The Company recorded a provision for credit losses of $17.9 million for the six months ended June 30, 2023, an increase of $11.5 million compared to the provision for credit losses of $6.4 million recorded during the same period in 2022. The provision for credit losses for the six months ended June 30, 2023 reflected a provision of $16.0 million for loan losses and a $1.9 million provision for unfunded commitments. The increased provision for credit losses is due to increased uncertainty in the economic outlook and loan growth in the first six months of 2023.

Allowance for Credit Losses

At June 30, 2023, the ACL was $136.2 million and included an ALLL of $120.7 million and a reserve for unfunded commitments of $15.5 million. The ACL at June 30, 2023 increased $11.8 million from December 31, 2022, due to increased uncertainty in the economic outlook and loan growth during the first six months of 2023.

The ACL as a percentage of LHFI was 0.90% at June 30, 2023, compared to 0.86% at December 31, 2022.

The following table summarizes the ACL during the quarters ended (dollars in thousands):

	June 30,	December 31,
	2023	2022
Total ALLL	$120,683	$110,768
Total Reserve for Unfunded Commitments	15,548	13,675
Total ACL	$136,231	$124,443

ALLL to total LHFI	0.80%	0.77%
ACL to total LHFI	0.90%	0.86%

The following table summarizes net-charge off activity by loan segment for the periods indicated (dollars in thousands):

	Three months ended			Six months ended
	June 30, 2023			June 30 2023
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(1,794)	$(808)	$(2,602)	$(6,801)	$(1,527)	$(8,328)
Recoveries	518	517	1,035	1,033	1,169	2,202
Net charge-offs	$(1,276)	$(291)	$(1,567)	$(5,768)	$(358)	$(6,126)
Net charge-offs to average loans(1)	0.04%	0.05%	0.04%	0.09%	0.03%	0.08%

	Three months ended			Six months ended
	June 30, 2022			June 30, 2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(1,007)	$(950)	$(1,957)	$(1,766)	$(1,700)	$(3,466)
Recoveries	392	626	1,018	1,118	1,413	2,531
Net charge-offs	$(615)	$(324)	$(939)	$(648)	$(287)	$(935)
Net charge-offs to average loans(1)	0.02%	0.06%	0.03%	0.01%	0.03%	0.01%

(1) Annualized

The following table summarizes the ACL activity by loan segment and the percentage of the LHFI portfolio that the related ACL covers as of the quarters ended (dollars in thousands):

	June 30, 2023			December 31, 2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
ACL	$107,591	$28,640	$136,231	$95,527	$28,916	$124,443
Loan %(1)	84.5%	15.5%	100.0%	84.3%	15.7%	100.0%
ACL to total LHFI	0.85%	1.22%	0.90%	0.78%	1.27%	0.86%

(1) The percentage represents the loan balance divided by total loans.

The increase in the ACL for the commercial loan segment is due to increased uncertainty in the macroeconomic outlook and the impact of loan growth in the first six months of 2023.

Deposits

As of June 30, 2023, total deposits were $16.4 billion, an increase of $480.3 million or 6.1% annualized from December 31, 2022. Total interest-bearing deposits consist of interest checking accounts, money market, savings, and time deposit account balances. Total time deposit balances of $2.4 billion accounted for 19.8% of total interest-bearing deposits at June 30, 2023, compared to $1.8 billion and 16.3% at December 31, 2022.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	June 30, 2023		December 31, 2022
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Interest checking accounts	$4,824,192	29.4%	$4,186,505	26.3%
Money market accounts	3,413,936	20.8%	3,922,533	24.6%
Savings accounts	986,081	6.0%	1,130,899	7.1%
Customer time deposits of $250,000 and over	578,739	3.5%	405,060	2.5%
Other customer time deposits	1,813,031	11.0%	1,396,011	8.8%
Time Deposits	2,391,770	14.5%	1,801,071	11.3%
Total interest-bearing customer deposits	11,615,979	70.7%	11,041,008	69.3%
Brokered deposits	485,702	3.0%	7,430	-%
Total interest-bearing deposits	$12,101,681	73.7%	$11,048,438	69.3%
Demand deposits	4,310,306	26.3%	4,883,239	30.7%
Total Deposits (1)	$16,411,987	100.0%	$15,931,677	100.0%

(1) Includes estimated uninsured deposits of $5.3 billion and $6.3 billion as of June 30, 2023 and December 31, 2022, respectively, and collateralized deposits of $930.4 million and $951.9 million as of June 30, 2023 and December 31, 2022, respectively.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions, as the Company utilizes this funding source as part of its overall liquidity management strategy. As of June 30, 2023 and December 31, 2022, the Company’s certificates of deposits included $135.6 million and $7.5 million, respectively, in purchased certificates of deposits.

Maturities of time deposits in excess of FDIC insurance limits as of June 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
3 Months or Less	$57,472	$14,225
Over 3 Months through 6 Months	124,229	36,907
Over 6 Months through 12 Months	30,824	88,410
Over 12 Months	55,714	53,666
Total	$268,239	$193,208

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

On March 27, 2020, the banking agencies issued an interim final rule that allows the Company to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.  The Company is allowed to include the impact of the CECL transition, which is defined as the CECL Day 1 impact to capital plus 25% of the Company’s provision for credit losses during 2020, in regulatory capital through 2021.  The Company elected to phase in the regulatory capital impact as permitted under the aforementioned interim final rule. The CECL transition amount is being phased out of regulatory capital over a three-year period, beginning 2022 and ending in 2024.

The table summarizes the Company’s regulatory capital and related ratios for the periods presented (2) (dollars in thousands):

	June 30,	December 31,	June 30,
	2023	2022	2022
Common equity Tier 1 capital	$ 1,723,535	$ 1,684,088	$ 1,592,401
Tier 1 capital	1,889,891	1,850,444	1,758,758
Tier 2 capital	494,517	468,716	456,853
Total risk-based capital	2,384,408	2,319,160	2,215,611
Risk-weighted assets	17,480,064	16,930,559	15,995,009
Capital ratios:
Common equity Tier 1 capital ratio	9.86%	9.95%	9.96%
Tier 1 capital ratio	10.81%	10.93%	11.00%
Total capital ratio	13.64%	13.70%	13.86%
Leverage ratio (Tier 1 capital to average assets)	9.64%	9.42%	9.26%
Capital conservation buffer ratio (1)	4.81%	4.93%	5.00%
Common equity to total assets	10.96%	10.78%	11.32%
Tangible common equity to tangible assets (+)	6.66%	6.43%	6.78%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(2) All ratios and amounts at June 30, 2023 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed.

(+) Refer to “Non-GAAP Financial Measures” within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with GAAP.

For more information about our off-balance sheet obligations and cash requirements, refer to “Liquidity” within this Item 2.

NON-GAAP FINANCIAL MEASURES

In reporting the results as of and for the period ended June 30, 2023, the Company has provided supplemental performance measures on a tax-equivalent, tangible, operating, adjusted or pre-tax pre-provision basis. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance.

The Company believes net interest income (FTE) and total revenue (FTE), which are used in computing net interest margin (FTE), provide valuable additional insight into the net interest margin by adjusting for differences in the tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing the yield on earning assets. Interest expense and the related cost of interest-bearing liabilities and cost of funds ratios are not affected by the FTE components.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest Income (FTE)
Interest and dividend income (GAAP)	$230,247	$148,755	$447,793	$287,212
FTE adjustment	3,666	3,577	7,455	6,912
Interest and dividend income (FTE) (non-GAAP)	$233,913	$152,332	$455,248	$294,124
Average earning assets	$18,091,809	$17,646,470	$18,164,545	$17,765,085
Yield on interest-earning assets (GAAP)	5.10%	3.38%	4.97%	3.26%
Yield on interest-earning assets (FTE) (non-GAAP)	5.19%	3.46%	5.05%	3.34%
Net Interest Income (FTE)
Net interest income (GAAP)	$152,084	$138,767	$305,528	$269,698
FTE adjustment	3,666	3,577	7,455	6,912
Net interest income (FTE) (non-GAAP)	$155,750	$142,344	$312,983	$276,610
Noninterest income (GAAP)	24,197	38,286	33,824	68,439
Total revenue (FTE) (non-GAAP)	$179,947	$180,630	$346,807	$345,049
Average earning assets	$18,091,809	$17,646,470	$18,164,545	$17,765,085
Net interest margin (GAAP)	3.37%	3.15%	3.39%	3.06%
Net interest margin (FTE) (non-GAAP)	3.45%	3.24%	3.47%	3.14%

Tangible assets and tangible common equity are used in the calculation of certain profitability, capital, and per share ratios. The Company believes tangible assets, tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses. The Company believes tangible common equity is an important indication of its ability to grow organically and through business combinations as well as its ability to pay dividends and to engage in various capital management strategies.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	June 30,	December 31,	June 30,
	2023	2022	2022
Tangible Assets
Ending Assets (GAAP)	$20,602,332	$20,461,138	$19,661,799
Less: Ending goodwill	925,211	925,211	925,211
Less: Ending amortizable intangibles	23,469	26,761	31,621
Ending tangible assets (non-GAAP)	$19,653,652	$19,509,166	$18,704,967
Tangible Common Equity
Ending Equity (GAAP)	$2,424,470	$2,372,737	$2,391,476
Less: Ending goodwill	925,211	925,211	925,211
Less: Ending amortizable intangibles	23,469	26,761	31,621
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$1,309,433	$1,254,408	$1,268,287
Average equity (GAAP)	$2,460,741	$2,321,208	$2,445,045
Less: Average goodwill	925,211	925,211	935,446
Less: Average amortizable intangibles	23,748	27,909	38,707
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$1,345,426	$1,201,732	$1,304,536
Common equity to total assets (GAAP)	10.96%	10.78%	11.32%
Tangible common equity to tangible assets (non-GAAP)	6.66%	6.43%	6.78%
Book value per common share (GAAP)	$30.31	$29.68	$29.95

Adjusted operating measures exclude, as applicable, expenses incurred in our strategic cost saving initiatives (principally composed of severance charges related to headcount reductions and charges for exiting leases), a legal reserve associated with an ongoing regulatory matter previously disclosed, strategic branch closure initiatives and related facility consolidation costs (principally composed of real estate, leases and other assets write downs, as well as severance and expense reduction initiatives), gain (loss) on sale of securities, as well as the gain on sale of DHFB. The Company believes these non-GAAP adjusted measures provide investors with important information about the continuing economic results of the organization’s operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Adjusted Operating Earnings & EPS
Net income (GAAP)	$55,241	$62,226	$90,894	$105,916
Plus: Strategic cost saving initiatives, net of tax	3,109	—	3,109	—
Plus: Legal reserve, net of tax	—	—	3,950	—
Plus: Strategic branch closing and facility consolidation costs, net of tax	—	—	—	4,351
Less: Gain (loss) on sale of securities, net of tax	2	(2)	(10,584)	(2)
Less: Gain on sale of DHFB, net of tax	—	7,984	—	7,984
Adjusted operating earnings (non-GAAP)	$58,348	$54,244	$108,537	$102,285
Less: Dividends on preferred stock	2,967	2,967	5,934	5,934
Adjusted operating earnings available to common shareholders (non-GAAP)	$55,381	$51,277	$102,603	$96,351

Weighted average common shares outstanding, diluted	74,995,557	74,849,871	74,915,977	75,201,326
Earnings per common share, diluted (GAAP)	$0.70	$0.79	$1.13	$1.33
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.74	$0.69	$1.37	$1.28

Adjusted operating noninterest expense excludes, as applicable, the amortization of intangible assets, expenses incurred in our strategic cost saving initiatives (principally composed of severance charges related to headcount reductions and charges for exiting leases), a legal reserve associated with an ongoing regulatory matter previously disclosed, strategic branch closure initiatives and related facility consolidation costs (principally composed of real estate, leases and other asset write downs, as well as severance and expense reduction initiatives), while our adjusted operating noninterest income excludes, as applicable, gain (loss) on sale of securities and the gain on sale of DHFB. The Company believes these adjusted measures provides investors with important information about the continuing economic results of the organization’s operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$105,661	$98,768	$213,934	$204,089
Less: Amortization of intangible assets	2,216	2,915	4,494	5,954
Less: Strategic cost saving initiatives	3,935	—	3,935	—
Less: Legal reserve	—	—	5,000	—
Less: Strategic branch closing and facility consolidation costs	—	—	—	5,508
Adjusted operating noninterest expense (non-GAAP)	$99,510	$95,853	$200,505	$192,627
Noninterest income (GAAP)	$24,197	$38,286	$33,824	$68,439
Less: Gain (loss) on sale of securities	2	(2)	(13,398)	(2)
Less: Gain on sale of DHFB	—	9,082	—	9,082
Adjusted operating noninterest income (non-GAAP)	$24,195	$29,206	$47,222	$59,359

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Sensitivity

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Company’s asset liability management committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Company’s Board of Directors reviews and approves the policies established by ALCO.

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

The Company derives the assumptions used in the model from historical trends and management’s outlook, including expected loan growth, loan prepayment rates, deposit growth rates, changes to deposit product betas and non-maturity deposit decay rates, and projected yields and rates. These assumptions may not be realized and unanticipated events and circumstances may also occur that cause the assumptions to be inaccurate. The model also does not take into account any future actions of management to mitigate the impact of interest rate changes. The Company’s ALCO monitors the assumptions at least quarterly and periodically adjusts them as deemed appropriate. In the modeling, the Company assumed that all maturities, calls, and prepayments in the securities portfolio are reinvested in like instruments, and the Company based the MBS prepayment assumptions on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. The Company also used different interest rate scenarios and yield curves to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the short-term market rate changes and these differences are reflected in the different rate scenarios. Deposit betas, decay rates and loan prepayment speeds are adjusted periodically in the Company’s models for non-maturity deposits and loans.

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of June 30, 2023, December 31, 2022, and June 30, 2022:

	Change In Net Interest Income
	June 30,	December 31,	June 30,
	2023	2022	2022
	%	%	%
Change in Yield Curve:
+300 basis points	7.47	11.73	19.04
+200 basis points	5.25	8.25	12.81
+100 basis points	2.89	4.65	6.54
Most likely rate scenario	—	—	—
-100 basis points	(2.94)	(3.18)	(7.33)
-200 basis points	(7.34)	(7.40)	(16.45)
-300 basis points	(14.07)	(12.21)	(26.50)

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

From a net interest income perspective, the Company was less asset sensitive as of June 30, 2023, compared to its position as of June 30, 2022. This shift is in part due to the changing market characteristics of certain loan and deposit products and in part due to various other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price more quickly than interest-bearing deposits.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended June 30, 2023, December 31, 2022, and June 30, 2022:

	Change In Economic Value of Equity
	June 30,	December 31,	June 30,
	2023	2022	2022
	%	%	%
Change in Yield Curve:
+300 basis points	(10.85)	(12.32)	(8.07)
+200 basis points	(7.46)	(8.41)	(5.43)
+100 basis points	(3.86)	(4.25)	(2.07)
Most likely rate scenario	—	—	—
-100 basis points	1.56	3.55	0.97
-200 basis points	2.46	6.41	(2.45)
-300 basis points	(0.27)	5.71	(11.10)

As of June 30, 2023, the Company’s economic value of equity is generally less asset sensitive in a rising interest rate environment compared to its position as of June 30, 2022 primarily due to the composition of the Consolidated Balance Sheets and due in part to the pricing characteristics and assumptions of certain deposits.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

Management has taken measures to maintain the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023. There have been no changes during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified us that it is considering recommending that the CFPB take legal action against us in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with our overdraft practices and policies.  In March 2023, the CFPB commenced settlement discussions with us to resolve the matter, which are ongoing. We cannot provide assurance whether a settlement will be reached, the final terms or timing of any such settlement, or the final amount of loss (potentially including both restitution and a civil money penalty) with respect to this matter. Any final loss could be materially different from our current estimate and accrued amount. If the Company and the CFPB do not reach a settlement, the CFPB may commence litigation against the Company. See Note 7, “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” in Part I, Item I of this Form 10-Q for additional information.

ITEM 1A – RISK FACTORS

Except as described below, and as set forth in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 4, 2023, and incorporated herein by reference, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K.

An investment in our securities involves risks. In addition to the other information set forth in this Quarterly Report, including the information addressed in this Item 1A and under “Forward-Looking Statements,” investors in our securities should carefully consider the risk factors discussed in our 2022 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations, and capital position and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of our securities could decline.

Risks Related to the Proposed Merger with American National

Failure to complete the merger could negatively impact us.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger.  If the merger is not completed for any reason, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our customers and employees. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of our management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against us to perform our obligations under the merger agreement.

Additionally, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated, cannot be met, or that could have an adverse effect on the combined company following the merger.

Before the merger and the bank merger may be completed, various approvals, consents and non-objections must be obtained from bank regulatory authorities, including the Federal Reserve. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political or regulatory environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. The completion of the merger is conditioned on the receipt of the requisite regulatory approvals without the imposition of any materially financially burdensome regulatory condition and the expiration of all statutory waiting periods. Additionally, the completion of the merger is conditioned on the absence of certain laws, orders, injunctions or decrees issued by any court or governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement.

If the consummation of the merger is delayed, including by a delay in receipt of necessary regulatory approvals, our business, financial condition and results of operations may be adversely affected.

Combining the Company and American National may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits and cost savings of the merger.

The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of the Company and American National. To realize the anticipated benefits and cost savings from the merger, the Company and American National must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If the Company and American National are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect on the revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.

The Company and American National have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect each company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts may also divert management attention during this transition period and for an undetermined period after completion of the merger, which may have an adverse effect on the combined company.

The current rising interest rate environment may adversely impact the fair value adjustments of investments and loans acquired in the merger.

Upon the closing of the merger, the combined company will need to adjust the fair value of American National’s investment and loan portfolios. The rising interest rate environment could have the effect of increasing the magnitude of the purchase accounting marks relating to such fair value adjustments, thereby increasing initial tangible book value dilution, extending the tangible book value earn-back period, and negatively impacting the combined company’s capital ratios, after consummation of the merger.

Shareholder litigation could prevent or delay the completion of the merger or otherwise negatively impact our business, financial condition and results of operations.

Shareholders of the Company and/or American National may file lawsuits against the Company, American National and/or the directors and officers of either company in connection with the merger. One of the conditions to the closing is that no law order, injunction or decree issued by any court or governmental entity of competent jurisdiction would prevent, prohibit or make illegal the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Company or American National from completing the merger, the bank merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to the Company, including any cost associated with the indemnification of our directors and officers. We may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Shareholder lawsuits may divert management attention from management of our business or operations. Such litigation could have an adverse effect on our business, financial condition and results of operations and could prevent or delay the completion of the merger.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

As of June 30, 2023, the Company does not have an authorized share repurchase program.

The following information describes the Company’s common stock repurchases for the three months ended June 30, 2023:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
April 1 - April 30, 2023	421	34.05	—	—
May 1 - May 31, 2023	893	25.32	—	—
June 1 - June 30, 2023	1,671	26.97	—	—
Total	2,985	27.48	—

_________________________________________

(1) For the three months ended June 30, 2023, 2,985 shares were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

ITEM 5 – OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report and this list includes the Exhibit Index:

Exhibit No.	Description

2.1

Agreement and Plan of Merger by and between Atlantic Union Bankshares Corporation and American National Bankshares Inc. dated July 24, 2023 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 25, 2023).*

3.1

Amended and Restated Articles of Incorporation of Atlantic Union Bankshares Corporation, effective May 7, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 7, 2020).

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

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended June 30, 2023 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

*  Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: August 3, 2023	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: August 3, 2023	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)