Form 10-Q
period 2023-09-30
Atlantic Union Bankshares Corp
filed 2023-11-02
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39325

ATLANTIC UNION BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1598552
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4300 Cox Road

Glen Allen, Virginia 23060

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of October 26, 2023 was 75,016,179.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

In this Form 10-Q, unless the context suggests otherwise, the terms “we”, “us”, and “our” refer to Atlantic Union Bankshares Corporation and its direct and indirect subsidiaries, including Atlantic Union Bank.

2022 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2022
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALCO	–	Asset liability management committee
ALLL	–	Allowance for loan and lease losses, a component of ACL
American National	–	American National Bankshares Inc.
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
AUB	–	Atlantic Union Bankshares Corporation
the Bank	–	Atlantic Union Bank
BOLI	–	Bank-owned life insurance
bps	–	Basis points
BTFP	–	Bank Term Funding Program
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
CME SOFR	–	Chicago Mercantile Exchange Secured Overnight Financing Rate
the Company	–	Atlantic Union Bankshares Corporation and its subsidiaries
depositary shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

DHFB	–	Dixon, Hubard, Feinour & Brown, Inc.
EPS	–	Earnings per common share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
FHLB	–	Federal Home Loan Bank of Atlanta
FHLMC	–	Federal Home Loan Mortgage Corporation
FNB	–	FNB Corporation
FNMA	–	Federal National Mortgage Association
FOMC	–	Federal Open Market Committee
FRB	–	Federal Reserve Bank of Richmond
FR Y9-C	–	Consolidated financial statements for a U.S. bank holding company, a savings and loan holding company, a U.S. intermediate holding company, and a securities holding company
FTE	–	Fully taxable equivalent
GAAP	–	Accounting principles generally accepted in the United States
GNMA	–	Government National Mortgage Association
HTM	–	Held to maturity
ICE	–	Intercontinental Exchange Data Services
LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
LIBOR	–	London Interbank Offered Rate
MBS	–	Mortgage-Backed Securities
merger agreement	–	Agreement and Plan of Merger dated July 24, 2023 by and between Atlantic Union Bankshares Corporation and American National Bankshares Inc.

merger	–	Proposed merger of American National Bankshares Inc. with and into Atlantic Union Bankshares Corporation pursuant to the merger agreement
MFC	–	Middleburg Financial Corporation
NPA	–	Nonperforming assets
NYSE	–	New York Stock Exchange
OCI	–	Other comprehensive (loss) income
PD/LGD	–	Probability of default/loss given default
ROU asset	–	Right of Use Asset
RPAs	–	Risk Participation Agreements
SEC	–	Securities and Exchange Commission
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SOFR	–	Secured Overnight Financing Rate
TLM	–	Troubled loan modification
TDR	–	Troubled debt restructuring
VFG	–	Virginia Financial Group, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(Dollars in thousands, except share data)

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$233,526	$216,384
Interest-bearing deposits in other banks	159,718	102,107
Federal funds sold	5,701	1,457
Total cash and cash equivalents	398,945	319,948
Securities available for sale, at fair value	2,084,928	2,741,816
Securities held to maturity, at carrying value	843,269	847,732
Restricted stock, at cost	104,785	120,213
Loans held for sale	6,608	3,936
Loans held for investment, net of deferred fees and costs	15,283,620	14,449,142
Less: allowance for loan and lease losses	125,627	110,768
Total loans held for investment, net	15,157,993	14,338,374
Premises and equipment, net	94,510	118,243
Goodwill	925,211	925,211
Amortizable intangibles, net	21,277	26,761
Bank owned life insurance	449,452	440,656
Other assets	649,258	578,248
Total assets	$20,736,236	$20,461,138
LIABILITIES
Noninterest-bearing demand deposits	$4,144,949	$4,883,239
Interest-bearing deposits	12,641,556	11,048,438
Total deposits	16,786,505	15,931,677
Securities sold under agreements to repurchase	134,936	142,837
Other short-term borrowings	495,000	1,176,000
Long-term borrowings	390,733	389,863
Other liabilities	540,261	448,024
Total liabilities	18,347,435	18,088,401
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	99,120	98,873
Additional paid-in capital	1,779,281	1,772,440
Retained earnings	988,133	919,537
Accumulated other comprehensive loss	(477,906)	(418,286)
Total stockholders' equity	2,388,801	2,372,737
Total liabilities and stockholders' equity	$20,736,236	$20,461,138

Common shares outstanding	74,997,132	74,712,622
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$221,380	$144,673	$616,544	$382,139
Interest on deposits in other banks	1,309	941	3,815	1,229
Interest and dividends on securities:
Taxable	16,055	14,750	48,373	43,110
Nontaxable	8,415	10,792	26,220	31,889
Total interest and dividend income	247,159	171,156	694,952	458,367
Interest expense:
Interest on deposits	83,590	15,386	200,690	25,966
Interest on short-term borrowings	6,499	1,229	22,106	1,805
Interest on long-term borrowings	5,129	3,826	14,687	10,183
Total interest expense	95,218	20,441	237,483	37,954
Net interest income	151,941	150,715	457,469	420,413
Provision for credit losses	4,991	6,412	22,911	12,771
Net interest income after provision for credit losses	146,950	144,303	434,558	407,642
Noninterest income:
Service charges on deposit accounts	8,557	6,784	24,577	22,421
Other service charges, commissions and fees	2,632	1,770	6,071	5,134
Interchange fees	2,314	2,461	7,098	6,539
Fiduciary and asset management fees	4,549	4,134	13,169	18,329
Mortgage banking income	666	1,390	1,969	6,707
Loss on sale of securities	(27,594)	—	(40,992)	(2)
Bank owned life insurance income	2,973	3,445	8,671	8,858
Loan-related interest rate swap fees	2,695	2,050	6,450	8,510
Other operating income	30,302	3,550	33,905	17,527
Total noninterest income	27,094	25,584	60,918	94,023
Noninterest expenses:
Salaries and benefits	57,449	56,600	179,996	170,203
Occupancy expenses	6,053	6,408	18,503	19,685
Furniture and equipment expenses	3,449	3,673	10,765	10,860
Technology and data processing	7,923	8,273	24,631	23,930
Professional services	3,291	3,504	11,138	12,274
Marketing and advertising expense	2,219	2,343	7,387	7,008
FDIC assessment premiums and other insurance	4,258	3,094	12,231	8,344
Franchise and other taxes	4,510	4,507	13,508	13,506
Loan-related expenses	1,388	1,575	4,560	5,218
Amortization of intangible assets	2,193	2,480	6,687	8,434
Other expenses	15,775	7,466	33,036	24,550
Total noninterest expenses	108,508	99,923	322,442	304,012
Income before income taxes	65,536	69,964	173,034	197,653
Income tax expense	11,519	11,894	28,123	33,667
Net income	54,017	58,070	144,911	163,986
Dividends on preferred stock	2,967	2,967	8,901	8,901
Net income available to common shareholders	$51,050	$55,103	$136,010	$155,085

Basic earnings per common share	$0.68	$0.74	$1.81	$2.07
Diluted earnings per common share	$0.68	$0.74	$1.81	$2.07
Dividends declared per common share	$0.30	$0.30	$0.90	$0.86
Basic weighted average number of common shares outstanding	74,999,128	74,703,699	74,942,851	75,029,000
Diluted weighted average number of common shares outstanding	74,999,128	74,705,054	74,943,999	75,034,084

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$54,017	$58,070	$144,911	$163,986
Other comprehensive (loss) income:
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $2,547 and $6,417 for the three months and $3,241 and $15,691 for the nine months ended September 30, 2023 and 2022, respectively)	(9,581)	(24,142)	(12,192)	(59,027)
AFS securities:
Unrealized holding losses arising during period (net of tax, $21,051 and $32,388 for the three months and $21,178 and $112,226 for the nine months ended September 30, 2023 and 2022, respectively)	(79,193)	(121,841)	(79,669)	(422,183)
Reclassification adjustment for losses included in net income (net of tax, $5,795 and $0 for the three months and $8,609 and $0 for the nine months ended September 30, 2023 and 2022, respectively) (1)	21,799	—	32,383	2
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax) (2)	(2)	(4)	(7)	(14)
Bank owned life insurance:
Unrealized holding gains arising during the period	—	—	10	—
Reclassification adjustment for (gains) losses included in net income (3)	(62)	151	(145)	468
Other comprehensive (loss) income:	(67,039)	(145,836)	(59,620)	(480,754)
Comprehensive (loss) income	$(13,022)	$(87,766)	$85,291	$(316,768)

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2022	$98,873	$173	$1,772,440	$919,537	$(418,286)	$2,372,737
Net Income				35,653		35,653
Other comprehensive income (net of taxes of $14,983)					56,353	56,353
Dividends on common stock ($0.30 per share)				(22,417)		(22,417)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (149,684 shares)	199		(1,654)			(1,455)
Stock-based compensation expense			2,332			2,332
Balance - March 31, 2023	$99,072	$173	$1,773,118	$929,806	$(361,933)	$2,440,236
Net Income				55,241		55,241
Other comprehensive loss (net of taxes of $12,992)					(48,934)	(48,934)
Dividends on common stock ($0.30 per share)				(22,498)		(22,498)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (11,822 shares)	16		89			105
Stock-based compensation expense			3,287			3,287
Balance - June 30, 2023	$99,088	$173	$1,776,494	$959,582	$(410,867)	$2,424,470
Net Income				54,017		54,017
Other comprehensive loss (net of taxes of $17,804)					(67,039)	(67,039)
Dividends on common stock ($0.30 per share)				(22,499)		(22,499)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (24,477 shares)	32		59			91
Stock-based compensation expense			2,728			2,728
Balance - September 30, 2023	$99,120	$173	$1,779,281	$988,133	$(477,906)	$2,388,801

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Dollars in thousands)

	2023	2022
Operating activities:
Net income	$144,911	$163,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	9,897	10,652
Writedown of ROU assets, foreclosed properties and equipment	1,929	4,768
Amortization, net	18,215	23,838
Amortization related to acquisitions, net	3,530	2,271
Provision for credit losses	22,911	12,771
Losses on securities transactions	40,992	2
Gain on sale of DHFB	—	(9,082)
BOLI income	(8,671)	(8,858)
Originations and purchases of LHFS	(109,934)	(263,162)
Proceeds from sales of LHFS	107,264	270,853
Gains on sales of foreclosed properties and former bank premises, net	(798)	(507)
Gain on sale-leaseback transaction	(27,700)	—
Stock-based compensation expenses	8,347	8,065
Issuance of common stock for services	561	611
Net increase in other assets	(74,154)	(6,491)
Net increase in other liabilities	78,276	117,188
Net cash provided by operating activities	215,576	326,905
Investing activities:
Purchases of AFS securities, restricted stock, and other investments	(425,431)	(97,518)
Purchases of HTM securities	(13,826)	(225,026)
Proceeds from sales of AFS securities and restricted stock	856,881	29,719
Proceeds from maturities, calls and paydowns of AFS securities	133,947	281,542
Proceeds from maturities, calls and paydowns of HTM securities	15,453	8,223
Net increase in LHFI	(839,536)	(717,591)
Net purchases in premises and equipment	(3,835)	(3,054)
Proceeds from BOLI settlements	353	2,876
Proceeds from sale-leaseback transaction	45,805	—
Proceeds from sales of foreclosed properties and former bank premises	5,846	5,965
Net cash used in investing activities	(224,343)	(714,864)
Financing activities:
Net (decrease) increase in noninterest-bearing deposits	(738,290)	83,614
Net increase (decrease) in interest-bearing deposits	1,593,090	(148,497)
Net (decrease) increase in short-term borrowings	(688,901)	162,112
Cash dividends paid - common stock	(67,414)	(64,486)
Cash dividends paid - preferred stock	(8,901)	(8,901)
Repurchase of common stock	—	(48,231)
Issuance of common stock	563	3,849
Vesting of restricted stock, net of shares held for taxes	(2,383)	(3,060)
Net cash provided by (used in) financing activities	87,764	(23,600)
Increase (decrease) in cash and cash equivalents	78,997	(411,559)
Cash, cash equivalents and restricted cash at beginning of the period	319,948	802,501
Cash, cash equivalents and restricted cash at end of the period	$398,945	$390,942

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Dollars in thousands)

	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$224,809	$34,099
Income taxes	15,501	1,224

Supplemental schedule of noncash investing and financing activities
Transfers from loans to foreclosed properties	—	404

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank had 109 branches and 123 ATMs located throughout Virginia and in portions of Maryland and North Carolina as of September 30, 2023. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

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

Adoption of New Accounting Standards

In March 2022, the FASB issued ASU No. 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method to allow nonprepayable financial assets to be included in a closed portfolio hedge using the portfolio layer method and to allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2022-01 effective January 1, 2023 and it did not have significant impact on its consolidated financial statements.

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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ALLL, as well as the ACL reserve for securities. Accrued interest receivable totaled $68.5 million and $58.9 million on LHFI, $6.7 million and $8.6 million on HTM securities, and $9.0 million and $14.2 million on AFS securities at September 30, 2023 and December 31, 2022, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. The Company’s policy is to write off accrued interest receivable through reversal of interest income when it becomes probable the Company will not be able to collect the accrued interest. For the quarters ended September 30, 2023 and September 30, 2022, accrued interest receivable write offs were not material to the Company’s consolidated financial statements.

Allowance for Loan and Lease Losses

The provision for loan losses is an amount sufficient to bring the ALLL to an estimated balance that management considers adequate to absorb expected losses in the loan portfolio over its expected contractual life.

The Company periodically reviews its internal policies and practices to enhance the process for estimating the ALLL. Effective September 30, 2023, the Company implemented certain changes to its ALLL estimation methodology, as described below. These changes did not have a significant impact on the overall ALLL estimate. For information regarding the Company’s ALLL methodology before September 30, 2023, as well as the components of the ALLL methodology that did not change, see Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2022 Form 10-K.

Effective September 30, 2023, the Company now uses a loan-level PD/LGD method for all loan portfolios, eliminating the use of vintage and loss rate methods used for the auto and third-party consumer lending portfolios. In addition, the Company now considers various national economic variables in developing the ALLL and no longer uses the Virginia unemployment rate as its most significant economic variable. The national unemployment rate is used for all cohort models, regardless of portfolio type, and a second economic variable, such as national gross domestic product, national CRE pricing index, national home price index, and national retail sales, is used for each model depending on the portfolio type. The ALLL quantitative estimate is sensitive to changes in the economic variable forecasts during the two-year reasonable and supportable period. In determining forecasted expected losses, the Company uses Moody’s economic variable forecasts and applies probability weights to the related economic scenarios.

The estimated loan losses that are forecasted using the methodology described above are then adjusted for changes in qualitative factors not inherently considered in the quantitative analysis. The qualitative factors include, among others, industry concentrations of the loan portfolio, expected changes to the economic forecasts, model imprecision, factors related to credit administration.

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

2. SECURITIES

Available for Sale

The Company’s AFS investment portfolio is generally highly-rated or agency backed. All AFS securities were current with no securities past due or on non-accrual as of September 30, 2023 and December 31, 2022.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of September 30, 2023 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2023
U.S. government and agency securities	$62,221	$—	$(383)	$61,838
Obligations of states and political subdivisions	587,340	—	(169,880)	417,460
Corporate and other bonds (1)	267,816	—	(24,998)	242,818
Commercial MBS
Agency	215,203	307	(50,289)	165,221
Non-agency	72,057	—	(2,575)	69,482
Total commercial MBS	287,260	307	(52,864)	234,703
Residential MBS
Agency	1,319,987	1	(268,152)	1,051,836
Non-agency	81,677	—	(7,131)	74,546
Total residential MBS	1,401,664	1	(275,283)	1,126,382
Other securities	1,727	—	—	1,727
Total AFS securities	$2,608,028	$308	$(523,408)	$2,084,928

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

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value(2)	Losses	Value	Losses
September 30, 2023
U.S. government and agency securities	$59,568	$(349)	$2,169	$(34)	$61,737	$(383)
Obligations of states and political subdivisions	16,023	(3,567)	399,438	(166,313)	415,461	(169,880)
Corporate and other bonds(1)	100,231	(776)	142,587	(24,222)	242,818	(24,998)
Commercial MBS
Agency	15,074	(709)	135,725	(49,580)	150,799	(50,289)
Non-agency	—	—	69,482	(2,575)	69,482	(2,575)
Total commercial MBS	15,074	(709)	205,207	(52,155)	220,281	(52,864)
Residential MBS
Agency	55,550	(461)	972,755	(267,691)	1,028,305	(268,152)
Non-agency	19,776	(90)	45,745	(7,041)	65,521	(7,131)
Total residential MBS	75,326	(551)	1,018,500	(274,732)	1,093,826	(275,283)
Total AFS securities	$266,222	$(5,952)	$1,767,901	$(517,456)	$2,034,123	$(523,408)

December 31, 2022
U.S. government and agency securities	$2,594	$(166)	$59,269	$(8,087)	$61,863	$(8,253)
Obligations of states and political subdivisions	588,668	(86,895)	187,375	(65,806)	776,043	(152,701)
Corporate and other bonds(1)	206,861	(15,019)	17,121	(2,580)	223,982	(17,599)
Commercial MBS
Agency	73,362	(7,024)	127,193	(32,244)	200,555	(39,268)
Non-agency	66,618	(2,231)	28,550	(2,013)	95,168	(4,244)
Total commercial MBS	139,980	(9,255)	155,743	(34,257)	295,723	(43,512)
Residential MBS
Agency	328,590	(27,769)	929,581	(206,192)	1,258,171	(233,961)
Non-agency	18,939	(1,288)	43,064	(5,524)	62,003	(6,812)
Total residential MBS	347,529	(29,057)	972,645	(211,716)	1,320,174	(240,773)
Total AFS securities	$1,285,632	$(140,392)	$1,392,153	$(322,446)	$2,677,785	$(462,838)

(1) Other bonds include asset-backed securities.

(2) Comprised of 761 and 363 individual securities as of September 30, 2023 and December 31, 2022, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at September 30, 2023 and December 31, 2022 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s MBS are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating.

The following table presents the amortized cost and estimated fair value of AFS securities as of September 30, 2023 and December 31, 2022, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$56,948	$56,120	$42,447	$41,735
Due after one year through five years	138,070	135,530	158,063	152,523
Due after five years through ten years	262,259	236,096	343,303	312,935
Due after ten years	2,150,751	1,657,182	2,660,548	2,234,623
Total AFS securities	$2,608,028	$2,084,928	$3,204,361	$2,741,816

Refer to Note 7 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of September 30, 2023 and December 31, 2022.

Held to Maturity

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. The Company’s HTM securities were all current, with no securities past due or on non-accrual at September 30, 2023 and December 31, 2022.

The Company reports HTM securities on the Company’s Consolidated Balance Sheets at carrying value. Carrying value is amortized cost, which includes any unamortized unrealized gains and losses recognized in AOCI prior to reclassifying the securities from AFS securities to HTM securities.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of September 30, 2023 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
September 30, 2023
Obligations of states and political subdivisions	$700,400	$49	$(64,625)	$635,824
Corporate and other bonds(1)	4,536	—	(170)	4,366
Commercial MBS
Agency	27,568	—	(6,788)	20,780
Non-agency	24,930	—	(904)	24,026
Total commercial MBS	52,498	—	(7,692)	44,806
Residential MBS
Agency	40,992	—	(7,865)	33,127
Non-agency	44,843	—	(920)	43,923
Total residential MBS	85,835	—	(8,785)	77,050
Total HTM securities	$843,269	$49	$(81,272)	$762,046

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

Credit Quality Indicators & Allowance for Credit Losses – HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the PD/LGD methodology primarily using security-level credit ratings. The Company’s HTM securities ACL was insignificant at September 30, 2023 and December 31, 2022. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of September 30, 2023 and December 31, 2022 by security type and credit rating (dollars in thousands):

	U.S. Government and Agency	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	securities	subdivisions	bonds	securities	securities
September 30, 2023
Credit Rating:
AAA/AA/A	$—	$689,699	$—	$9,471	$699,170
BBB/BB/B	—	1,171	—	—	1,171
Not Rated – Agency(1)	—	—	—	68,561	68,561
Not Rated – Non-Agency(2)	—	9,530	4,536	60,301	74,367
Total	$—	$700,400	$4,536	$138,333	$843,269
December 31, 2022
Credit Rating:
AAA/AA/A	$—	$704,803	$—	$2,702	$707,505
BBB/BB/B	—	1,187	—	—	1,187
Not Rated – Agency(1)	687	—	—	71,725	72,412
Not Rated – Non-Agency(2)	—	—	5,159	61,469	66,628
Total	$687	$705,990	$5,159	$135,896	$847,732

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies.

(2) Non-agency mortgage-backed and asset-backed securities have limited credit risk, supported by most receiving a 20% simplified supervisory formula approach rating.

The following table presents the amortized cost and estimated fair value of HTM securities as of September 30, 2023 and December 31, 2022, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$2,759	$2,735	$2,010	$2,006
Due after one year through five years	36,604	36,272	35,044	35,014
Due after five years through ten years	43,652	41,057	19,941	20,239
Due after ten years	760,254	681,982	790,737	744,628
Total HTM securities	$843,269	$762,046	$847,732	$801,887

Refer to Note 7 Commitments and Contingencies within this Item 1 of this Quarterly Report for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of September 30, 2023 and December 31, 2022.

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the FRB and the FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At September 30, 2023 and December 31, 2022, restricted stock consists of FRB stock in the amount of $67.0 million, respectively, and FHLB stock in the amount of $37.8 million and $53.2 million, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Realized gains (losses)(1):
Gross realized gains	$4	$1,352
Gross realized losses	(27,598)	(42,344)
Net realized losses	$(27,594)	$(40,992)

Proceeds from sales of securities	$256,780	$856,881

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Realized losses(1):
Gross realized losses	(2)	(2)
Net realized losses	$(2)	$(2)

Proceeds from sales of securities	$12,469	$12,469

(1) Includes gains (losses) on sales and calls of securities.

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables exclude LHFS. The Company’s LHFI are stated at their face amount, net of deferred fees and costs, and consisted of the following at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Construction and Land Development	$1,132,940	$1,101,260
Commercial Real Estate – Owner Occupied	1,975,281	1,982,608
Commercial Real Estate – Non-Owner Occupied	4,148,218	3,996,130
Multifamily Real Estate	947,153	802,923
Commercial & Industrial	3,432,319	2,983,349
Residential 1-4 Family – Commercial	517,034	538,063
Residential 1-4 Family – Consumer	1,057,294	940,275
Residential 1-4 Family – Revolving	599,282	585,184
Auto	534,361	592,976
Consumer	126,151	152,545
Other Commercial	813,587	773,829
Total LHFI, net of deferred fees and costs(1)	15,283,620	14,449,142
Allowance for loan and lease losses	(125,627)	(110,768)
Total LHFI, net	$15,157,993	$14,338,374

(1) Total loans included unamortized premiums and discounts, and unamortized deferred fees and costs totaling $58.4 million and $50.4 million as of September 30, 2023 and December 31, 2022, respectively.

The following table shows the aging of the Company’s LHFI portfolio, by class, at September 30, 2023 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,132,174	$—	$386	$25	$355	$1,132,940
Commercial Real Estate – Owner Occupied	1,963,601	3,501	1,902	2,395	3,882	1,975,281
Commercial Real Estate – Non-Owner Occupied	4,134,014	4,573	797	2,835	5,999	4,148,218
Multifamily Real Estate	947,003	—	150	—	—	947,153
Commercial & Industrial	3,425,646	3,049	576	792	2,256	3,432,319
Residential 1-4 Family – Commercial	513,573	744	67	817	1,833	517,034
Residential 1-4 Family – Consumer	1,040,519	1,000	1,775	3,632	10,368	1,057,294
Residential 1-4 Family – Revolving	591,748	2,326	602	1,034	3,572	599,282
Auto	530,729	2,703	339	229	361	534,361
Consumer	125,373	517	164	97	—	126,151
Other Commercial	810,027	3,545	—	15	—	813,587
Total LHFI, net of deferred fees and costs	$15,214,407	$21,958	$6,758	$11,871	$28,626	$15,283,620
% of total loans	99.55%	0.14%	0.04%	0.08%	0.19%	100.00%

The following table shows the aging of the Company’s LHFI portfolio, by class, at December 31, 2022 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,099,555	$1,253	$45	$100	$307	$1,101,260
Commercial Real Estate – Owner Occupied	1,970,323	2,305	635	2,167	7,178	1,982,608
Commercial Real Estate – Non-Owner Occupied	3,993,091	1,121	48	607	1,263	3,996,130
Multifamily Real Estate	801,694	1,229	—	—	—	802,923
Commercial & Industrial	2,980,008	824	174	459	1,884	2,983,349
Residential 1-4 Family – Commercial	534,653	1,231	—	275	1,904	538,063
Residential 1-4 Family – Consumer	919,833	5,951	1,690	1,955	10,846	940,275
Residential 1-4 Family – Revolving	577,993	1,843	511	1,384	3,453	585,184
Auto	589,235	2,747	450	344	200	592,976
Consumer	151,958	351	125	108	3	152,545
Other Commercial	773,738	—	—	91	—	773,829
Total LHFI, net of deferred fees and costs	$14,392,081	$18,855	$3,678	$7,490	$27,038	$14,449,142
% of total loans	99.60%	0.13%	0.03%	0.05%	0.19%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status, including those on nonaccrual status with no related ALLL, as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023		December 31, 2022
	Nonaccrual	Nonaccrual With No ALLL	Nonaccrual	Nonaccrual With No ALLL
Construction and Land Development	$355	$—	$307	$—
Commercial Real Estate – Owner Occupied	3,882	—	7,178	908
Commercial Real Estate – Non-Owner Occupied	5,999	4,935	1,263	—
Commercial & Industrial	2,256	1	1,884	1
Residential 1-4 Family – Commercial	1,833	—	1,904	—
Residential 1-4 Family – Consumer	10,368	—	10,846	—
Residential 1-4 Family – Revolving	3,572	—	3,453	—
Auto	361	—	200	—
Consumer	—	—	3	—
Other Commercial	—	—	—	—
Total LHFI	$28,626	$4,936	$27,038	$909

There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2023 and 2022. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2022 Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Loan Modifications

The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. See Note 1 “Summary of Significant Accounting Policies” within this Item 1 of this Quarterly Report for information on the Company’s accounting policy for loan modifications to borrowers experiencing financial difficulty and how the Company defines TLMs.

As of September 30, 2023, the Company had TLMs with an amortized cost basis of $29.4 million with an estimated $155,000 in allowance for those loans. As of September 30, 2023, there was $1.5 million of unfunded commitments on loans modified and designated as TLMs since January 1, 2023.

The following tables present the amortized cost basis as of September 30, 2023 of TLMs modified during the three and nine months ended September 30, 2023 since January 1, 2023 (dollars in thousands):

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable
Term Extension
Commercial and Industrial	$97	NM	$2,008	0.06%
Commercial Real Estate – Non-Owner Occupied	—	0.00%	20,133	0.49%
Commercial Real Estate – Owner Occupied	766	0.04%	766	0.04%
Residential 1-4 Family – Consumer	29	NM	603	0.06%
Total Term Extension	$892		$23,510
Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$127	0.01%	$959	0.09%
Residential 1-4 Family – Revolving	—	0.00%	15	NM
Total Combination - Term Extension and Interest Rate Reduction	$127		$974
Principal Forgiveness
Commercial Real Estate – Non-Owner Occupied	—	0.00%	4,935	0.12%
Total Principal Forgiveness	$—		$4,935
Total	$1,019		$29,419

NM= Not Meaningful

The following table describes the financial effects of TLMs on a weighted average basis for TLMs within that loan type for the three and nine months ended September 30, 2023:

Three Months Ended September 30, 2023
Term Extension
Loan Type	Financial Effect
Commercial Real Estate – Owner Occupied	Added a weighted-average 0.2 years to the life of loans.

Nine Months Ended September 30, 2023
Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 0.2 years to the life of loans.
Commercial Real Estate – Owner Occupied	Added a weighted-average 0.2 years to the life of loans.
Commercial Real Estate – Non-Owner Occupied	Added a weighted-average 0.5 years to the life of loans.
Residential 1-4 Family – Consumer	Added a weighted-average 10.7 years to the life of loans.

Combination - Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family – Consumer	Added a weighted-average 20.3 years to the life of loans and reduced the weighted average contractual interest rate from 8.2% to 7.6%.
Residential 1-4 Family – Revolving	Added a weighted-average 19.1 years to the life of loans and reduced the weighted average contractual interest rate from 10.5% to 7.3%.

Principal Forgiveness
Loan Type	Financial Effect
Commercial Real Estate – Non-Owner Occupied	Reduced the amortized cost basis of loans by $3.5 million.

The Company considers a default of a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. During the three and nine months ended September 30, 2023, the Company did not have any significant loans either individually or in the aggregate that went into default that have been modified and designated as TLMs.

The Company monitors the performance of TLMs in order to determine the effectiveness of the modifications. As of September 30, 2023, no loans that have been modified and designated as TLMs are past due.

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by loan segment for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$92,970	$27,713	$120,683	$82,753	$28,015	$110,768
Loans charged-off	(788)	(841)	(1,629)	(7,589)	(2,368)	(9,957)
Recoveries credited to allowance	878	457	1,335	1,911	1,626	3,537
Provision charged to operations	5,880	(642)	5,238	21,865	(586)	21,279
Balance at end of period	$98,940	$26,687	$125,627	$98,940	$26,687	$125,627

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$77,413	$26,771	$104,184	$77,902	$21,885	$99,787
Loans charged-off	(1,086)	(715)	(1,801)	(2,852)	(2,415)	(5,267)
Recoveries credited to allowance	605	609	1,214	1,723	2,022	3,745
Provision charged to operations	6,969	(2,557)	4,412	7,128	2,616	9,744
Balance at end of period	$83,901	$24,108	$108,009	$83,901	$24,108	$108,009

The increase in net charge offs for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily due to charge-offs associated with two commercial loans.

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

Commercial Loans

The table below details the amortized cost and gross write-offs of the classes of loans within the Commercial segment by risk level and year of origination as of September 30, 2023 (dollars in thousands):

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
Construction and Land Development
Pass	$168,844	$459,943	$329,757	$22,020	$12,638	$42,963	$45,247	$1,081,412
Watch	106	4,432	16,493	—	—	836	—	21,867
Special Mention	168	—	4,514	—	—	350	—	5,032
Substandard	23	1,244	1,824	21,208	205	125	—	24,629
Total Construction and Land Development	$169,141	$465,619	$352,588	$43,228	$12,843	$44,274	$45,247	$1,132,940
Current period gross writeoff	$—	$—	$—	$—	$—	$(11)	$—	$(11)

Commercial Real Estate – Owner Occupied
Pass	$123,946	$261,768	$196,135	$246,359	$264,095	$763,587	$23,835	$1,879,725
Watch	—	1,325	4,021	2,815	9,671	26,719	847	45,398
Special Mention	788	859	251	—	992	10,312	464	13,666
Substandard	370	—	—	337	4,196	31,589	—	36,492
Total Commercial Real Estate – Owner Occupied	$125,104	$263,952	$200,407	$249,511	$278,954	$832,207	$25,146	$1,975,281
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate – Non-Owner Occupied
Pass	$310,417	$526,072	$714,965	$342,131	$483,006	$1,494,449	$23,728	$3,894,768
Watch	—	—	1,691	7,754	27,825	76,136	4	113,410
Special Mention	—	—	—	—	18,980	57,063	11,855	87,898
Substandard	4,936	—	2,139	11,298	5,939	27,830	—	52,142
Total Commercial Real Estate – Non-Owner Occupied	$315,353	$526,072	$718,795	$361,183	$535,750	$1,655,478	$35,587	$4,148,218
Current period gross writeoff	$—	$—	$—	$—	$—	$(3,528)	$—	$(3,528)

Commercial & Industrial
Pass	$730,110	$677,320	$449,135	$213,937	$131,347	$160,071	$887,127	$3,249,047
Watch	596	23,517	186	1,346	18,017	4,814	25,128	73,604
Special Mention	1,809	21,723	1,094	6,890	2,753	1,848	23,984	60,101
Substandard	—	150	468	2,109	3,853	3,438	39,549	49,567
Total Commercial & Industrial	$732,515	$722,710	$450,883	$224,282	$155,970	$170,171	$975,788	$3,432,319
Current period gross writeoff	$—	$—	$(6)	$—	$—	$(18)	$(1,813)	$(1,837)

Multifamily Real Estate
Pass	$14,082	$117,935	$244,089	$223,382	$46,431	$254,568	$28,521	$929,008
Watch	—	—	—	—	—	395	—	395
Special Mention	—	—	—	250	3,734	232	—	4,216
Substandard	—	—	—	13,534	—	—	—	13,534
Total Multifamily Real Estate	$14,082	$117,935	$244,089	$237,166	$50,165	$255,195	$28,521	$947,153
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 Family – Commercial
Pass	$29,169	$63,380	$78,926	$71,358	$46,347	$212,109	$1,070	$502,359
Watch	49	390	586	223	765	6,124	109	8,246
Special Mention	48	—	—	—	—	1,323	—	1,371
Substandard	—	—	618	182	604	3,401	253	5,058
Total Residential 1-4 Family – Commercial	$29,266	$63,770	$80,130	$71,763	$47,716	$222,957	$1,432	$517,034
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—

Other Commercial
Pass	$235,254	$126,200	$149,863	$84,078	$123,799	$65,234	$24,947	$809,375
Watch	—	—	—	32	8	3,410	—	3,450
Special Mention	98	—	—	—	—	649	—	747
Substandard	—	—	—	—	—	—	15	15
Total Other Commercial	$235,352	$126,200	$149,863	$84,110	$123,807	$69,293	$24,962	$813,587
Current period gross writeoff	$—	$—	$—	$—	$—	$(2,213)	$—	$(2,213)

Total Commercial
Pass	$1,611,822	$2,232,618	$2,162,870	$1,203,265	$1,107,663	$2,992,981	$1,034,475	$12,345,694
Watch	751	29,664	22,977	12,170	56,286	118,434	26,088	266,370
Special Mention	2,911	22,582	5,859	7,140	26,459	71,777	36,303	173,031
Substandard	5,329	1,394	5,049	48,668	14,797	66,383	39,817	181,437
Total Commercial	$1,620,813	$2,286,258	$2,196,755	$1,271,243	$1,205,205	$3,249,575	$1,136,683	$12,966,532
Total current period gross writeoff	$—	$—	$(6)	$—	$—	$(5,770)	$(1,813)	$(7,589)

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of December 31, 2022 (dollars in thousands):

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Construction and Land Development
Pass	$357,688	$499,738	$107,559	$17,191	$33,801	$36,335	$34,345	$1,086,657
Watch	242	1,637	—	—	115	1,669	—	3,663
Special Mention	2,843	411	—	—	—	93	—	3,347
Substandard	1,254	3,148	40	211	1,345	1,595	—	7,593
Total Construction and Land Development	$362,027	$504,934	$107,599	$17,402	$35,261	$39,692	$34,345	$1,101,260

Commercial Real Estate – Owner Occupied
Pass	$258,953	$215,414	$257,740	$282,110	$228,410	$624,238	$17,190	$1,884,055
Watch	1,060	176	2,437	9,567	9,736	31,331	916	55,223
Special Mention	—	256	—	93	1,332	18,766	132	20,579
Substandard	—	2,565	474	4,728	1,591	12,979	414	22,751
Total Commercial Real Estate – Owner Occupied	$260,013	$218,411	$260,651	$296,498	$241,069	$687,314	$18,652	$1,982,608

Commercial Real Estate – Non-Owner Occupied
Pass	$496,079	$661,977	$385,084	$517,834	$373,126	$1,389,507	$34,804	$3,858,411
Watch	—	2,151	2,091	11,915	19,550	20,683	2	56,392
Special Mention	232	—	—	25,578	702	7,381	—	33,893
Substandard	—	—	10,460	3,083	29,012	4,879	—	47,434
Total Commercial Real Estate – Non-Owner Occupied	$496,311	$664,128	$397,635	$558,410	$422,390	$1,422,450	$34,806	$3,996,130

Commercial & Industrial
Pass	$849,547	$536,982	$262,093	$182,263	$67,648	$120,326	$846,059	$2,864,918
Watch	1,399	1,305	18,682	5,039	12,843	1,984	41,836	83,088
Special Mention	—	222	393	2,145	354	1,773	12,380	17,267
Substandard	94	513	112	2,911	1,449	1,339	11,658	18,076
Total Commercial & Industrial	$851,040	$539,022	$281,280	$192,358	$82,294	$125,422	$911,933	$2,983,349

Multifamily Real Estate
Pass	$111,798	$90,952	$204,159	$47,240	$59,883	$231,745	$52,025	$797,802
Watch	—	—	—	350	442	416	—	1,208
Special Mention	—	—	—	3,826	—	87	—	3,913
Total Multifamily Real Estate	$111,798	$90,952	$204,159	$51,416	$60,325	$232,248	$52,025	$802,923

Residential 1-4 Family – Commercial
Pass	$58,534	$86,881	$77,110	$50,721	$38,090	$199,783	$803	$511,922
Watch	500	—	539	852	1,532	5,378	113	8,914
Special Mention	—	—	94	7,771	582	2,630	—	11,077
Substandard	—	632	1,400	463	473	2,883	299	6,150
Total Residential 1-4 Family – Commercial	$59,034	$87,513	$79,143	$59,807	$40,677	$210,674	$1,215	$538,063

Other Commercial
Pass	$197,454	$211,438	$149,567	$119,795	$3,522	$69,243	$14,177	$765,196
Watch	5,095	—	—	12	—	3,435	—	8,542
Substandard	—	—	—	—	—	—	91	91
Total Other Commercial	$202,549	$211,438	$149,567	$119,807	$3,522	$72,678	$14,268	$773,829

Total Commercial
Pass	$2,330,053	$2,303,382	$1,443,312	$1,217,154	$804,480	$2,671,177	$999,403	$11,768,961
Watch	8,296	5,269	23,749	27,735	44,218	64,896	42,867	217,030
Special Mention	3,075	889	487	39,413	2,970	30,730	12,512	90,076
Substandard	1,348	6,858	12,486	11,396	33,870	23,675	12,462	102,095
Total Commercial	$2,342,772	$2,316,398	$1,480,034	$1,295,698	$885,538	$2,790,478	$1,067,244	$12,178,162

Consumer Loans

The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of September 30, 2023 (dollars in thousands):

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential 1-4 Family – Consumer
Current	$101,653	$255,179	$270,580	$155,239	$33,221	$224,635	$12	$1,040,519
30-59 Days Past Due	47	97	33	173	—	650	—	1,000
60-89 Days Past Due	—	427	149	—	—	1,199	—	1,775
90+ Days Past Due	49	—	1,719	—	—	1,864	—	3,632
Nonaccrual	—	491	565	—	106	9,206	—	10,368
Total Residential 1-4 Family – Consumer	$101,749	$256,194	$273,046	$155,412	$33,327	$237,554	$12	$1,057,294
Current period gross writeoff	$—	$(16)	$—	$—	$(69)	$(39)	$—	$(124)

Residential 1-4 Family – Revolving
Current	$36,058	$56,777	$12,148	$4,517	$1,059	$1,165	$480,024	$591,748
30-59 Days Past Due	—	135	—	—	—	—	2,191	2,326
60-89 Days Past Due	183	—	—	—	—	—	419	602
90+ Days Past Due	—	—	—	—	—	—	1,034	1,034
Nonaccrual	—	157	27	53	—	—	3,335	3,572
Total Residential 1-4 Family – Revolving	$36,241	$57,069	$12,175	$4,570	$1,059	$1,165	$487,003	$599,282
Current period gross writeoff	$—	$—	$(3)	$—	$—	$—	$(26)	$(29)

Auto
Current	$84,225	$229,046	$118,931	$59,340	$28,926	$10,261	$—	$530,729
30-59 Days Past Due	229	905	851	317	315	86	—	2,703
60-89 Days Past Due	—	68	95	69	73	34	—	339
90+ Days Past Due	29	88	65	21	1	25	—	229
Nonaccrual	10	171	68	73	39	—	—	361
Total Auto	$84,493	$230,278	$120,010	$59,820	$29,354	$10,406	$—	$534,361
Current period gross writeoff	$(23)	$(410)	$(171)	$(101)	$(60)	$(48)	$—	$(813)

Consumer
Current	$10,803	$26,226	$11,550	$8,635	$17,174	$25,877	$25,107	$125,372
30-59 Days Past Due	49	136	55	19	95	133	30	517
60-89 Days Past Due	12	5	12	24	59	19	33	164
90+ Days Past Due	10	40	37	4	—	7	—	98
Nonaccrual	—	—	—	—	—	—	—	—
Total Consumer	$10,874	$26,407	$11,654	$8,682	$17,328	$26,036	$25,170	$126,151
Current period gross writeoff	$(15)	$(65)	$(90)	$(652)	$(14)	$(510)	$(56)	$(1,402)

Total Consumer
Current	$232,739	$567,228	$413,209	$227,731	$80,380	$261,938	$505,143	$2,288,368
30-59 Days Past Due	325	1,273	939	509	410	869	2,221	6,546
60-89 Days Past Due	195	500	256	93	132	1,252	452	2,880
90+ Days Past Due	88	128	1,821	25	1	1,896	1,034	4,993
Nonaccrual	10	819	660	126	145	9,206	3,335	14,301
Total Consumer	$233,357	$569,948	$416,885	$228,484	$81,068	$275,161	$512,185	$2,317,088
Total current period gross writeoff	$(38)	$(491)	$(264)	$(753)	$(143)	$(597)	$(82)	$(2,368)

The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of December 31, 2022 (dollars in thousands):

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Residential 1-4 Family – Consumer
Current	$212,697	$263,734	$162,826	$36,197	$22,629	$221,738	$12	$919,833
30-59 Days Past Due	174	2,169	89	46	220	3,253	—	5,951
60-89 Days Past Due	—	—	—	—	413	1,277	—	1,690
90+ Days Past Due	—	—	—	64	—	1,891	—	1,955
Nonaccrual	—	423	—	307	940	9,176	—	10,846
Total Residential 1-4 Family – Consumer	$212,871	$266,326	$162,915	$36,614	$24,202	$237,335	$12	$940,275

Residential 1-4 Family – Revolving
Current	$68,434	$13,810	$4,997	$1,672	$801	$476	$487,803	$577,993
30-59 Days Past Due	90	—	—	—	—	—	1,753	1,843
60-89 Days Past Due	—	—	—	—	—	—	511	511
90+ Days Past Due	—	—	—	—	—	—	1,384	1,384
Nonaccrual	—	149	57	—	13	—	3,234	3,453
Total Residential 1-4 Family – Revolving	$68,524	$13,959	$5,054	$1,672	$814	$476	$494,685	$585,184

Auto
Current	$285,036	$154,904	$81,710	$44,086	$15,974	$7,525	$—	$589,235
30-59 Days Past Due	808	772	451	456	134	126	—	2,747
60-89 Days Past Due	65	129	146	76	30	4	—	450
90+ Days Past Due	169	—	111	32	12	20	—	344
Nonaccrual	—	113	18	62	2	5	—	200
Total Auto	$286,078	$155,918	$82,436	$44,712	$16,152	$7,680	$—	$592,976

Consumer
Current	$36,513	$15,897	$11,019	$23,838	$16,084	$19,070	$29,537	$151,958
30-59 Days Past Due	61	27	36	113	34	61	19	351
60-89 Days Past Due	43	17	10	11	14	21	9	125
90+ Days Past Due	22	—	9	12	32	—	33	108
Nonaccrual	—	3	—	—	—	—	—	3
Total Consumer	$36,639	$15,944	$11,074	$23,974	$16,164	$19,152	$29,598	$152,545

Total Consumer
Current	$602,680	$448,345	$260,552	$105,793	$55,488	$248,809	$517,352	$2,239,019
30-59 Days Past Due	1,133	2,968	576	615	388	3,440	1,772	10,892
60-89 Days Past Due	108	146	156	87	457	1,302	520	2,776
90+ Days Past Due	191	—	120	108	44	1,911	1,417	3,791
Nonaccrual	—	688	75	369	955	9,181	3,234	14,502
Total Consumer	$604,112	$452,147	$261,479	$106,972	$57,332	$264,643	$524,295	$2,270,980

The Company did not have any significant revolving loans convert to term during the nine months ended September 30, 2023 or the year ended December 31, 2022.

Prior to the adoption of ASU 2022-02

Troubled Debt Restructurings

As of December 31, 2022, the Company had TDRs totaling $14.2 million with an estimated $739,000 of allowance for those loans. TDRs that occurred during the three and nine months ended September 30, 2022 were not significant.

A TDR occurred when a lender, for economic or legal reasons, granted a concession to the borrower related to the borrower’s financial difficulties, that it would not have otherwise considered. All loans that were considered to be TDRs were evaluated for credit losses in accordance with the Company’s ALLL methodology. For the three and nine months ended September 30, 2022, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

The following table provides a summary, by class, of TDRs that continued to accrue interest under the terms of the applicable restructuring agreement, which were considered to be performing, and TDRs that had been placed on nonaccrual status, which were considered to be nonperforming, as of December 31, 2022 (dollars in thousands):

	December 31, 2022
	No. of	Recorded	Outstanding
	Loans	Investment	Commitment
Performing
Construction and Land Development	3	$155	$—
Commercial Real Estate – Owner Occupied	2	997	—
Commercial & Industrial	1	93	—
Residential 1-4 Family – Consumer	83	7,761	—
Residential 1-4 Family – Revolving	3	254	5
Consumer	1	13	—
Total performing	93	$9,273	$5
Nonperforming
Commercial Real Estate – Owner Occupied	1	$15	$—
Commercial Real Estate – Non-Owner Occupied	2	233	—
Commercial & Industrial	2	375	—
Residential 1-4 Family – Commercial	3	332	—
Residential 1-4 Family – Consumer	23	3,869	—
Residential 1-4 Family – Revolving	3	93	—
Total nonperforming	34	$4,917	$—
Total performing and nonperforming	127	$14,190	$5

The Company considered a default of a TDR to occur when the borrower was 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurred. During the three and nine months ended September 30, 2022, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

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

The following table presents the Company’s goodwill and intangible assets by operating segment as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
September 30, 2023
Goodwill	$639,180	$286,031	$—	$925,211
Intangible Assets	1,366	1,108	18,803	21,277
December 31, 2022
Goodwill	$639,180	$286,031	$—	$925,211
Intangible Assets	1,558	75	25,128	26,761

Refer to Note 12 “Segment Reporting and Revenue” for additional information on the Company’s reportable operating segment changes.

Amortization expense of intangibles for the three months ended September 30, 2023 and 2022 totaled $2.2 million and $2.5 million, respectively. Amortization expense of intangibles for the nine months ended September 30, 2023 and 2022 totaled $6.7 million and $8.4 million, respectively.

As of September 30, 2023, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining three months of 2023	$2,095
2024	6,936
2025	5,289
2026	3,654
2027	2,068
Thereafter	1,235
Total estimated amortization expense	$21,277

5. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with terms ranging from 1 month to 122 months. At lease inception the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In certain cases, the Company obtains lessee-provided residual value guarantees and third-party residual value insurance to reduce its residual asset risk. At September 30, 2023 and December 31, 2022, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $62.0 million and $44.3 million, respectively. For more information on the Company’s lessor arrangements, refer to Note 1 “Summary of Significant Accounting Policies” in the Company’s 2022 Form 10-K.

Total net investment in sales-type and direct financing leases consists of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$325,556	$266,380
Unguaranteed residual values, net of unearned income and deferred selling profit	16,711	15,159
Total net investment in sales-type and direct financing leases	$342,267	$281,539

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

On September 20, 2023, the Bank entered into and closed on an agreement for the purchase and sale of 27 properties, which included 25 branches and a drive thru and parking lot, each adjacent to a sold branch, to a single purchaser, for an aggregate purchase price of $45.8 million. Concurrently, the Bank entered into absolute net lease agreements with the purchaser under which the Bank will lease each property for an initial term of 17 years with specified renewal options. The sale-leaseback transaction resulted in a pre-tax gain for the quarter ended September 30, 2023 of approximately $27.7 million, after transaction-related expenses, included in Other Operating Income in the accompanying Consolidated Statements of Income. Each lease agreement includes a 1.5% annual rent escalation during the initial term and 2.0% rent escalation during the renewal terms, if exercised. The Company recorded operating lease ROU assets and corresponding operating lease liabilities of $38.3 million and $38.1 million, respectively, which primarily drove the increases in operating ROU assets and operating lease liabilities at September 30, 2023, compared to December 31, 2022.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information (dollars in thousands):

	September 30, 2023		December 31, 2022
	Operating	Finance	Operating	Finance
ROU assets	$68,807	$4,899	$35,729	$5,588
Lease liabilities	75,502	7,369	47,696	8,288
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	11.66	5.33	6.80	6.08
Weighted-average discount rate (1)	6.06%	1.17%	2.91%	1.17%

(1) A lease implicit rate or an incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Nine months ended September 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$68	$79
Operating Cash Flows from Operating Leases	8,902	8,514
Financing Cash Flows from Finance Leases	919	885
ROU assets obtained in exchange for lease obligations:
Operating leases	$38,318	$1,268

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net Operating Lease Cost	$2,381	$2,117	$7,291	$6,658
Finance Lease Cost:
Amortization of right-of-use assets	230	230	689	689
Interest on lease liabilities	22	25	68	79
Total Lease Cost	$2,633	$2,372	$8,048	$7,426

The maturities of lessor and lessee arrangements outstanding are presented in the table below (dollars in thousands):

	September 30, 2023
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining three months of 2023	$20,314	$3,536	$337
2024	84,391	13,666	1,358
2025	73,581	11,603	1,392
2026	62,743	9,146	1,427
2027	50,928	7,759	1,462
Thereafter	76,765	66,137	1,627
Total undiscounted cash flows	368,722	111,847	7,603
Less: Adjustments (1)	43,166	36,345	234
Total (2)	$325,556	$75,502	$7,369

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

Total short-term borrowings consist of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,	December 31,
	2023	2022
Securities sold under agreements to repurchase	$134,936	$142,837
Federal Funds Purchased	—	160,000
FHLB Advances	495,000	1,016,000
Total short-term borrowings	$629,936	$1,318,837

Average outstanding balance during the period	$633,896	$302,060
Average interest rate during the period	4.66%	1.79%
Average interest rate at end of period	5.12%	3.89%

The Bank maintains federal funds lines with several correspondent banks; the available balance was $737.0 million and $1.0 billion at September 30, 2023 and December 31, 2022, respectively. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both September 30, 2023 and December 31, 2022. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and was in compliance with these covenants as of September 30, 2023 and December 31, 2022. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $6.2 billion at September 30, 2023 and $6.0 billion at December 31, 2022. The remaining credit availability on the collateral dependent line of credit with the FHLB was $5.7 billion and $4.9 billion at September 30, 2023 and December 31, 2022, respectively. Refer to Note 7 “Commitments and Contingencies” for additional information on the Company’s pledged collateral.

Starting in the first quarter of 2023, the Company was eligible to borrow from the Federal Reserve's BTFP, which provides additional contingent liquidity through the pledging of certain qualifying securities. The BTFP is a one-year program ending March 11, 2024, and the Company can borrow any time during the term and can repay the obligation at any time without penalty. As of September 30, 2023, liquidity of $531.0 million was available based on the par-value of qualifying securities from BTFP. The Company had not utilized the BTFP facility as of September 30, 2023.

Long-term Borrowings

In connection with several previous bank acquisitions, the Company issued $58.5 million and acquired $92.0 million of trust preferred capital notes. The remaining fair value discount on all acquired trust preferred capital notes was $11.9 million and $12.5 million at September 30, 2023 and December 31, 2022, respectively.

Total long-term borrowings consist of the following as of September 30, 2023 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR (1)	Rate (2)	Maturity	Investment (3)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	8.41%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	7.06%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	8.39%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	8.76%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	8.76%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	8.31%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	7.16%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	7.21%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	8.51%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt (4)
2031 Subordinated Debt	250,000	—%	2.875%	12/15/2031
Total Subordinated Debt (5)	$250,000
Fair Value Discount (6)	(14,426)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$390,733

(1) As part of the adoption of ASC 848, the index changed from Three-Month LIBOR to Three-Month CME SOFR + 0.262% in the third quarter of 2023. For more information on ASC 848, refer to Note 1 “Summary of Significant Accounting Policies” in Part 1, Item 1 of this Quarterly Report.

(2) Rate as of September 30, 2023. Calculated using non-rounded numbers.

(3) Represents the junior subordinated debentures owned by the Company in trust and is reported in “Other assets” on the Company’s Consolidated Balance Sheets.

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

(6) Remaining discounts of $11.9 million and $2.6 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

Total long-term borrowings consist of the following as of December 31, 2022 (dollars in thousands):

		Spread to
	Principal	3-Month LIBOR (1)	Rate (2)	Maturity	Investment (3)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	7.52%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	6.17%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	7.50%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	7.87%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	7.87%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	7.42%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	6.27%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	6.32%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	7.62%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt (4)
2031 Subordinated Debt	250,000	—%	2.875%	12/15/2031
Total Subordinated Debt (5)	$250,000
Fair Value Discount (6)	(15,296)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$389,863

(1)The index rate changed from Three-Month LIBOR to Three-Month CME SOFR +0.262% in the third quarter of 2023 due to LIBOR cessation.

(2)Rate as of December 31, 2022. Calculated using non-rounded numbers.

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

(6) Remaining discounts of $12.5 million and $2.8 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of September 30, 2023, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
For the remaining three months of 2023	$—	$—	$(292)	$(292)
2024	—	—	(1,187)	(1,187)
2025	—	—	(1,211)	(1,211)
2026	—	—	(1,236)	(1,236)
2027	—	—	(1,263)	(1,263)
Thereafter	155,159	250,000	(9,237)	395,922
Total long-term borrowings	$155,159	$250,000	$(14,426)	$390,733

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

As of September 30, 2023, the Company has recorded a probable and estimable liability in connection with this matter. In addition, the Company believes that it is reasonably possible that the Company may experience losses in connection with this matter in excess of what the Company has accrued; however, the Company cannot reasonably estimate any loss beyond the estimated liability that has been recorded.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss and funding information, current and future economic conditions, risk ratings, and past due status among other factors in the consideration of expected credit losses in the Company’s off-balance sheet commitments to extend credit. The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold. At September 30, 2023 and December 31, 2022, the Company’s reserve for unfunded commitments and indemnification reserve totaled $15.7 million and $14.1 million, respectively.

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

The following table presents the balances of commitments and contingencies as of the following dates (dollars in thousands):

	September 30, 2023	December 31, 2022
Commitments with off-balance sheet risk:
Commitments to extend credit(1)	$5,600,928	$5,229,252
Letters of credit	146,178	156,459
Total commitments with off-balance sheet risk	$5,747,106	$5,385,711

(1) Includes unfunded overdraft protection.

As of September 30, 2023, the Company had approximately $260.4 million in deposits in other financial institutions of which $211.0 million served as collateral for cash flow and loan swap derivatives. As of December 31, 2022, the Company had approximately $273.5 million in deposits in other financial institutions of which $196.2 million served as collateral for the Company’s cash flow and loan swap derivatives. The Company had approximately $46.1 million and $74.0 million in deposits in other financial institutions that were uninsured at September 30, 2023 and December 31, 2022, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

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

As part of the Company’s liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged at September 30, 2023 and December 31, 2022 (dollars in thousands):

	Pledged Assets as of September 30, 2023
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$686,217	$580,172	$—	$1,266,389
Repurchase agreements	—	142,537	—	—	142,537
FHLB advances	—	51,084	—	3,073,097	3,124,181
Derivatives	210,977	59,568	—	—	270,545
Fed Funds (3)	—	392,491	16,444	452,649	861,584
Other purposes	—	15,248	—	—	15,248
Total pledged assets	$210,977	$1,347,145	$596,616	$3,525,746	$5,680,484

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

At September 30, 2023 and December 31, 2022, the Company had interest rate swaps designated and qualifying as cash flow hedges of the Company’s forecasted variable interest receipts on variable rate loans due to changes in the interest rate with a notional amount of $900 million. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.

Fair Value Hedges

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Loans: During the normal course of business, the Company enters into swap agreements to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At September 30, 2023 and December 31, 2022, the aggregate notional amount of the related hedged items for certain long-term fixed rate loans totaled $79.3 million and $83.6 million, respectively, and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $12.8 million and $11.0 million, respectively.

AFS Securities: The Company has a swap agreement to hedge the interest rate risk on a portion of its fixed rate AFS securities. At September 30, 2023 and December 31, 2022, the aggregate notional amount of the related hedged items of the AFS securities totaled $50.0 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $2.6 million and $1.9 million, respectively.

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

Foreign Exchange Contracts: The Company enters into certain foreign exchange derivative contracts that are not designated as accounting hedges primarily to support the banking needs of certain commercial banking customers. These foreign exchange contracts qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” on the Company’s Consolidated Balance Sheets with changes in fair value recorded in “Other operating income” on the Company’s Consolidated Statements of Income. At September 30, 2023 and December 31, 2022, the Company’s foreign exchange derivative contracts had an aggregate notional amount of $12.3 million and $10.4 million, respectively. Unrealized losses at both September 30, 2023 and December 31, 2022 were not significant. The Company had no foreign exchange derivative contracts at September 30, 2022.

The following table summarizes key elements of the Company’s derivative instruments as of September 30, 2023 and December 31, 2022, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	September 30, 2023			December 31, 2022
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$—	$14,955	$900,000	$1,163	$6,599
Fair value hedges	129,309	5,102	—	133,576	4,117	—
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	6,248,254	117,917	276,814	5,820,005	75,030	229,401

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

(4) Includes RPAs.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023		December 31, 2022
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$84,482	$(2,589)	$91,388	$(1,889)
Loans(3)	79,309	(12,635)	83,576	(10,832)

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2023 and December 31, 2022, the amortized cost basis of this portfolio was $84.5 million and $91.4 million, respectively, and the cumulative basis adjustment associated with this hedge was $2.6 million and $1.9 million, respectively. The amount of the designated hedged item at September 30, 2023 and December 31, 2022 totaled $50 million.

(2) Carrying value represents amortized cost.

(3) The fair value of the swaps associated with the derivative related to hedged items at September 30, 2023 and December 31, 2022 was an unrealized gain of $12.8 million and $11.0 million, respectively.

9. STOCKHOLDERS’ EQUITY

Repurchase Programs

As of September 30, 2023, the Company does not have an active share repurchase program. The Company’s prior share repurchase plan expired on December 9, 2022. During the nine months ended September 30, 2022, the Company repurchased an aggregate of 1.3 million shares (or $48.2 million), and none of these shares were repurchased during the third quarter of 2022.

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the three and nine months ended September 30, 2023 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	(Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI (loss) – June 30, 2023	$(353,811)	$12	$(57,221)	$153	$(410,867)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(79,193)	—	(9,581)	—	(88,774)
Amounts reclassified from AOCI into earnings	21,799	(2)	—	(62)	21,735
Net current period other comprehensive loss	(57,394)	(2)	(9,581)	(62)	(67,039)
AOCI (loss) – September 30, 2023	$(411,205)	$10	$(66,802)	$91	$(477,906)

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI (loss) – December 31, 2022	$(363,919)	$17	$(54,610)	$226	$(418,286)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassification	(79,669)	—	(12,192)	10	(91,851)
Amounts reclassified from AOCI into earnings	32,383	(7)	—	(145)	32,231
Net current period other comprehensive loss	(47,286)	(7)	(12,192)	(135)	(59,620)
AOCI (loss) – September 30, 2023	$(411,205)	$10	$(66,802)	$91	$(477,906)

The change in AOCI for the three and nine months ended September 30, 2022 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI (loss) – June 30, 2022	$(277,577)	$25	$(36,452)	$(2,279)	$(316,283)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(121,841)	—	(24,142)	—	(145,983)
Amounts reclassified from AOCI into earnings	—	(4)	—	151	147
Net current period other comprehensive (loss) income	(121,841)	(4)	(24,142)	151	(145,836)
AOCI (loss) – September 30, 2022	$(399,418)	$21	$(60,594)	$(2,128)	$(462,119)

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI – December 31, 2021	$22,763	$35	$(1,567)	$(2,596)	$18,635
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(422,183)	—	(59,027)	—	(481,210)
Amounts reclassified from AOCI into earnings	2	(14)	—	468	456
Net current period other comprehensive (loss) income	(422,181)	(14)	(59,027)	468	(480,754)
AOCI (loss) – September 30, 2022	$(399,418)	$21	$(60,594)	$(2,128)	$(462,119)

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

Derivative Instruments

As discussed in Note 8 “Derivatives” within this Item 1 of this Quarterly Report, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to borrower’s performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. No significant differences were identified during the validation as of September 30, 2023 and December 31, 2022. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

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

The Company primarily uses the Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any significant differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No significant differences were identified during the validation as of September 30, 2023 and December 31, 2022.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value Measurements at September 30, 2023 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$59,568	$2,270	$—	$61,838
Obligations of states and political subdivisions	—	417,460	—	417,460
Corporate and other bonds(1)	—	242,818	—	242,818
MBS	—	1,361,085	—	1,361,085
Other securities	—	1,727	—	1,727
LHFS	—	6,608	—	6,608
Financial Derivatives(2)	—	123,019	—	123,019

LIABILITIES
Financial Derivatives(2)	$—	$291,769	$—	$291,769

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

HTM Securities

The Company’s HTM investment portfolio is primarily valued using fair value measurements that are considered to be Level 2, utilizes the same valuation approach as described above with the AFS securities portfolio. Any significant differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No significant differences were identified during the validation as of September 30, 2023 and December 31, 2022.

The Company’s Level 3 HTM securities are a result of a prior acquisition and are comprised of asset-backed securities and municipal bonds. Valuations of the asset-backed securities are provided by a third-party vendor specializing in the SBA markets and are based on underlying loan pool information, market data, and recent trading activity for similar securities. Valuations of the municipal bonds are provided by a third-party vendor that specializes in hard-to-value securities and are based on a discounted cash flow model and incorporates considerations for the complexity of the instrument, likelihood it will be called, and credit ratings. The Company reviews the valuations obtained for any material differences between valuation sources by analyzing the various inputs and results utilized by each pricing source. No significant differences were identified during the validation as of September 30, 2023 and December 31, 2022.

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

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2023 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$398,945	$398,945	$—	$—	$398,945
AFS securities	2,084,928	59,568	2,025,360	—	2,084,928
HTM securities	843,269	—	760,786	1,260	762,046
Restricted stock	104,785	—	104,785	—	104,785
LHFS	6,608	—	6,608	—	6,608
LHFI, net of deferred fees and costs	15,283,620	—	—	14,712,224	14,712,224
Financial Derivatives(1)	123,019	—	123,019	—	123,019
Accrued interest receivable	85,663	—	85,663	—	85,663
BOLI	449,452	—	449,452	—	449,452

LIABILITIES
Deposits	$16,786,505	$—	$16,758,971	$—	$16,758,971
Borrowings	1,020,669	—	947,640	—	947,640
Accrued interest payable	17,046	—	17,046	—	17,046
Financial Derivatives(1)	291,769	—	291,769	—	291,769

(1) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at December 31, 2022 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$319,948	$319,948	$—	$—	$319,948
AFS securities	2,741,816	56,606	2,685,210	—	2,741,816
HTM securities	847,732	—	798,778	3,109	801,887
Restricted stock	120,213	—	120,213	—	120,213
LHFS	3,936	—	3,936	—	3,936
LHFI, net of deferred fees and costs	14,449,142	—	—	13,974,926	13,974,926
Financial Derivatives(1)	80,310	—	80,310	—	80,310
Accrued interest receivable	81,953	—	81,953	—	81,953
BOLI	440,656	—	440,656	—	440,656

LIABILITIES
Deposits	$15,931,677	$—	$15,927,361	$—	$15,927,361
Borrowings	1,708,700	—	1,645,095	—	1,645,095
Accrued interest payable	5,268	—	5,268	—	5,268
Financial Derivatives(1)	236,000	—	236,000	—	236,000

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

The following table presents basic and diluted EPS calculations for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income	$54,017	$58,070	$144,911	$163,986
Less: Preferred Stock Dividends	2,967	2,967	8,901	8,901
Net income available to common shareholders	$51,050	$55,103	$136,010	$155,085

Weighted average shares outstanding, basic	74,999	74,704	74,943	75,029
Dilutive effect of stock awards	—	1	1	5
Weighted average shares outstanding, diluted	74,999	74,705	74,944	75,034

Earnings per common share, basic	$0.68	$0.74	$1.81	$2.07
Earnings per common share, diluted	$0.68	$0.74	$1.81	$2.07

12. SEGMENT REPORTING AND REVENUE

Operating Segments

Effective January 1, 2023, the Company made an organizational change to move certain lines of business in the wealth management division that primarily serve Wholesale Banking customers from the Consumer Banking segment to the Wholesale Banking segment. As a result, the Company reallocated $9.6 million of goodwill from the Consumer Banking segment to the Wholesale Banking segment and restated its prior segment information for the year ended December 31, 2022, based on this organizational change. Goodwill was evaluated for impairment prior to and immediately following the organizational change. Refer to Note 4 “Goodwill and Intangible Assets” within this Item 1 “Financial Statements” of this Quarterly Report for additional information. In addition, effective January 1, 2023, the Company restated its prior segment operating results for the three and nine months ended September 30, 2022, resulting in a reallocation of noninterest income ($3.0 million and $9.5 million, respectively) and noninterest expense ($4.0 million and $12.1 million, respectively) from the Consumer Banking segment to the Wholesale Banking segment.

As of September 30, 2023, the Company’s operating segments include the following:

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

Segment Results

The following tables present the Company’s operating segment results for the three months and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other (1)	Total
Three Months Ended September 30, 2023
Net interest income	$68,049	$63,912	$19,980	$151,941
Provision for credit losses	9,310	(4,319)	—	4,991
Net interest income after provision for credit losses	58,739	68,231	19,980	146,950
Noninterest income	9,468	13,722	3,904	27,094
Noninterest expenses	40,039	54,994	13,475	108,508
Income before income taxes	$28,168	$26,959	$10,409	$65,536
Three Months Ended September 30, 2022 (2)
Net interest income	$77,625	$58,749	$14,341	$150,715
Provision for credit losses	8,470	(2,058)	—	6,412
Net interest income after provision for credit losses	69,155	60,807	14,341	144,303
Noninterest income	8,453	11,939	5,192	25,584
Noninterest expenses	40,164	54,740	5,019	99,923
Income before income taxes	$37,444	$18,006	$14,514	$69,964

	Wholesale Banking	Consumer Banking	Corporate Other (1)	Total
Nine Months Ended September 30, 2023
Net interest income	$201,722	$190,806	$64,941	$457,469
Provision for credit losses	25,853	(2,947)	5	22,911
Net interest income after provision for credit losses	175,869	193,753	64,936	434,558
Noninterest income	25,743	38,188	(3,013)	60,918
Noninterest expenses	123,207	168,971	30,264	322,442
Income before income taxes	$78,405	$62,970	$31,659	$173,034
Nine Months Ended September 30, 2022 (2)
Net interest income	$221,979	$157,918	$40,516	$420,413
Provision for credit losses	12,844	(100)	27	12,771
Net interest income after provision for credit losses	209,135	158,018	40,489	407,642
Noninterest income	25,967	45,135	22,921	94,023
Noninterest expenses	118,216	165,523	20,273	304,012
Income before income taxes	$116,886	$37,630	$43,137	$197,653

(1) For the three and nine months ended September 30, 2023, noninterest expenses include $8.7 million ($8.7 million included within other expenses and ($67,000) included within salaries and benefits) and $12.6 million ($9.8 million included within other expenses and $2.8 million included within salaries and benefits), respectively, in expenses associated with strategic cost saving initiatives, principally composed of severance costs related to headcount reductions, costs related to modifying certain third-party vendor contracts, and charges for exiting certain leases.

(2) As discussed above, the segment operating results for the three and nine months ended September 30, 2022 include a reallocation from Consumer Banking to Wholesale Banking.

The following table presents the Company’s operating segment results for key balance sheet metrics as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
As of September 30, 2023
LHFI, net of deferred fees and costs (1)	$12,343,799	$2,953,367	$(13,546)	$15,283,620
Goodwill	639,180	286,031	—	925,211
Deposits	6,537,472	9,726,079	522,954	16,786,505
As of December 31, 2022
LHFI, net of deferred fees and costs (1)(2)	$11,476,258	$2,990,017	$(17,133)	$14,449,142
Goodwill (3)	639,180	286,031	—	925,211
Deposits (4)	6,128,729	9,724,598	78,350	15,931,677

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

Noninterest income disaggregated by major source for the three and nine months ended September 30, 2023 and 2022, consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Noninterest income:
Deposit Service Charges (1):
Overdraft fees	$5,210	$3,831	$14,873	$14,130
Maintenance fees & other	3,347	2,953	9,704	8,291
Other service charges, commissions, and fees (1)	2,632	1,770	6,071	5,134
Interchange fees(1)	2,314	2,461	7,098	6,539
Fiduciary and asset management fees (1):
Trust asset management fees	3,120	3,035	9,329	9,726
Registered advisor management fees	—	—	—	5,088
Brokerage management fees	1,429	1,099	3,840	3,515
Mortgage banking income	666	1,390	1,969	6,707
Loss on sale of securities	(27,594)	—	(40,992)	(2)
Bank owned life insurance income	2,973	3,445	8,671	8,858
Loan-related interest rate swap fees	2,695	2,050	6,450	8,510
Other operating income (2)	30,302	3,550	33,905	17,527
Total noninterest income	$27,094	$25,584	$60,918	$94,023

(1) Income within scope of ASC 606, Revenue from Contracts with Customers.

(2) Includes a $27.7 million gain related to the sale-leaseback transaction for the three and nine months ended September 30, 2023, and a $9.1 million gain related to the sale of DHFB for the nine months ended September 30, 2022.

The following tables present noninterest income disaggregated by reportable operating segment for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
Three Months Ended September 30, 2023
Noninterest income:
Deposit service charges	$2,184	$6,373	$—	$8,557
Other service charges and fees	399	2,233	—	2,632
Fiduciary and asset management fees	3,050	1,499	—	4,549
Mortgage banking income	—	666	—	666
Other income	3,835	2,951	3,904	10,690
Total noninterest income	$9,468	$13,722	$3,904	$27,094
Three Months Ended September 30, 2022 (3)
Noninterest income:
Deposit service charges	$1,783	$5,001	$—	$6,784
Other service charges and fees	513	1,257	—	1,770
Fiduciary and asset management fees	2,960	1,174	—	4,134
Mortgage banking income	—	1,390	—	1,390
Other income	3,197	3,117	5,192	11,506
Total noninterest income	$8,453	$11,939	$5,192	$25,584

	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
Nine Months Ended September 30, 2023
Noninterest income:
Deposit service charges	$6,268	$18,309	$—	$24,577
Other service charges and fees	1,140	4,931	—	6,071
Fiduciary and asset management fees	9,118	4,051	—	13,169
Mortgage banking income	—	1,969	—	1,969
Other income	9,217	8,928	(3,013)	15,132
Total noninterest income	$25,743	$38,188	$(3,013)	$60,918
Nine Months Ended September 30, 2022 (3)
Noninterest income:
Deposit service charges	$4,990	$17,431	$—	$22,421
Other service charges and fees	1,342	3,792	—	5,134
Fiduciary and asset management fees	9,501	8,828	—	18,329
Mortgage banking income	—	6,707	—	6,707
Other income	10,134	8,377	22,921	41,432
Total noninterest income	$25,967	$45,135	$22,921	$94,023

(1) For the three and nine months ended September 30, 2022, other income primarily includes a $9.1 million gain related to the sale of DHFB and income from BOLI.

(2) For the three and nine months ended September 30, 2023, other income primarily includes a $27.7 million gain related to the sale-leaseback transaction, losses incurred on the sale of AFS securities ($27.6 million and $41.0 million, respectively), and income from BOLI.

(3) As discussed above, noninterest income for the three and nine months ended September 30, 2022 includes a reallocation from Consumer Banking to Wholesale Banking.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through November 2, 2023, the date the financial statements were issued.

On October 26, 2023, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on December 1, 2023 to preferred shareholders of record as of November 16, 2023.

The Company’s Board of Directors also declared a quarterly dividend of $0.32 per share of common stock. The common stock dividend is payable on November 24, 2023 to common shareholders of record as of November 10, 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation and Subsidiaries (the Company) as of September 30, 2023, the related consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and nine-month periods ended September 30, 2023 and 2022, the consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

November 2, 2023

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding our expectations with regard to our business, financial and operating results, including our deposit base and funding and the impact of future economic conditions, anticipated changes in the interest rate environments and the related impacts on the Company’s net interest margin, changes in economic conditions, management’s belief regarding liquidity and capital resources, and the expected impact of our cost saving measures initiated in the second quarter of 2023, statements regarding the pending merger with American National, and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” “continue,” “confidence,” or words of similar meaning or other statements concerning opinions or judgment of the Company and our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

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

Please also refer to such other factors as discussed throughout Part I, Item 1A, “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Form 10-K, Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 and March 31, 2023, and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements, and all of the forward-looking statements made in this report are expressly qualified by the cautionary statements contained or referred to herein and therein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or our businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report, and undue reliance should not be placed on such forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not intend or assume any obligation to update, revise or clarify any forward-looking statements that may be made from time to time by or on behalf of the Company, whether as a result of new information, future events or otherwise.

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

Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The Company has identified the ALLL and fair value measurements as accounting policies that require the most difficult, subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change. Therefore, the Company evaluates these accounting policies and related critical accounting estimates on an ongoing basis and updates them as needed. Management has discussed these accounting policies and critical accounting estimates summarized below with the Audit Committee of the Board of Directors.

Effective September 30, 2023, the Company implemented certain changes to its ALLL estimation methodology. These changes did not have a significant impact on the overall ALLL estimate. The ALLL represents the estimated balance that management considers adequate to absorb expected credit losses over the expected contractual life of the loan portfolio. The Company estimates the ALLL using a loan-level PD/LGD method for all loans.

Determining the appropriateness of the ALLL is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ALLL in future periods. There are both internal factors (i.e., loan balances, credit quality, and the contractual lives of loans) and external factors (i.e., economic conditions such as trends in housing prices, interest rates GDP, inflation, and unemployment) that can impact the ALLL estimate.

The Company considers a number of external economic variables in developing the ALLL. Prior to September 30, 2023, the most significant of these external economic variables was the Virginia unemployment rate. The Company now considers various national economic variables in developing the ALLL, including the national unemployment rate, national gross domestic product, national CRE pricing index, national home price index, and national retail sales. The national unemployment rate is used in all models regardless of the loan portfolio type, and a second economic variable is used in each cohort model depending on the loan portfolio type. The ALLL quantitative estimate is sensitive to changes in the economic variable forecasts during the two-year reasonable and supportable period. In determining forecasted expected losses, the Company uses multiple Moody’s economic variable forecasts and applies probability weights to the related economic scenarios. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ALLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ALLL because a wide variety of factors and inputs are considered in estimating the ALLL and changes in those factors and inputs may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

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

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT FULLY ADOPTED)

In March 2023, the FASB issued ASU No. 2023-02 Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. Prior to the issuance of ASU 2023-02, companies could only apply the proportional amortization method to low-income-housing tax credit structures. Topic 323 allows for the expansion of use of the proportional amortization method to all tax equity investments that meet certain conditions. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received and presents this net amount as a component of income tax expense (benefit). The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company evaluated the impact of ASU No. 2023-02 and concluded that it will not have a significant impact on its consolidated financial statements.

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 109 branches and 123 ATMs located throughout Virginia and in portions of Maryland and North Carolina as of September 30, 2023. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol "AUB". Additional information is available on the Company’s website at https://investors.atlanticunionbank.com. The information contained on the Company’s website is not a part of or incorporated into this Quarterly Report.

RESULTS OF OPERATIONS

INDUSTRY IMPACTS

In March and April of 2023, the banking industry experienced significant volatility due to three high-profile bank failures. These bank failures resulted in significant concerns within the banking industry related to liquidity, deposit outflows, and unrealized losses on investment securities. These concerns and volatility in the banking industry may persist if other industry participants experience similar high-profile financial challenges or if other banks are closed by federal or state banking regulators. These events in the banking industry have reinforced the importance of maintaining access to diverse sources of funding and the benefits of a robust and stable deposit base.

In light of the bank closures and uncertainty in the banking industry, a continued rising interest rate environment, and persistent concerns about recessionary conditions in the U.S. economy, the Company continues to actively monitor balance sheet trends, deposit flows, and liquidity needs to ensure that the Company and the Bank are able to meet the needs of the Bank’s customers and maintain financial flexibility. During the first nine months of 2023, the Company’s LHFI, net of deferred fees and costs, and total deposits increased from December 31, 2022 by $834.5 million and $854.8 million, respectively, and the Company’s short-term borrowings decreased by $688.9 million from December 31, 2022. As of September 30, 2023, the Company estimates that approximately 73.2% of the Company’s deposits were insured or collateralized, and that the Company maintained available liquidity sources to cover approximately 132% of uninsured and uncollateralized deposits. In addition, to further bolster the Company’s funding position, the Company augmented customer deposit growth by also increasing brokered deposits to $516.7 million at September 30, 2023.

Despite the negative developments within the broader banking industry during the first nine months of 2023, the Company’s and the Bank’s regulatory capital ratios continued to exceed the standards to be considered well-capitalized under regulatory requirements. See “Capital Resources” within this Item 2 for additional information about the Company’s regulatory capital.

The Company is continually monitoring the impact of other various global and national events on the Company’s results of operations and financial condition, including inflation and rising interest rates. Inflation has risen, although at a slower pace in the second half of 2023, as a result of growth in economic activity and demand for goods and services, as well as labor shortages and global supply chain issues. In an effort to combat inflation, the FOMC increased the Federal Funds target rates throughout 2022 and 2023 to its current range of 5.25% to 5.50%. The FOMC has noted that it will continue to assess additional information and its implications for monetary policy, and in determining future actions with respect to the target rates, the FOMC will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments. The FOMC also confirmed the continued reduction to the Federal Reserve’s holdings of U.S. Treasury securities and agency debt and agency MBS. These developments helped drive the meaningful increase in deposit costs and deposit competition that the Company continues to experience. The Company anticipates that the net impact of these factors will result in a continued contraction of its net interest margin. The timing and impact of inflation, market interest rates, and the competitive landscape of deposits on the Company's business and results of operations will depend on future developments, which are highly uncertain and difficult to predict. The Company will continue to deploy various asset liability management strategies to seek to manage the Company's risk related to interest rate fluctuations. Refer to “Liquidity” within this Item 2 for additional information about the Company’s liquidity and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 3 of this Quarterly Report for additional information about the Company’s interest rate sensitivity.

RECENT STRATEGIC ACTIONS

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

During the third quarter of 2023, the Company incurred pre-tax merger costs of approximately $2.0 million related to the proposed merger with American National.

Cost Saving Initiatives

As previously disclosed, the Company initiated a series of strategic cost saving measures during the second quarter of 2023 that is expected to reduce our annual expense run rate by approximately $17 million. As a result of these measures, the Company incurred pre-tax expenses of $8.7 million in the third quarter of 2023 and $3.9 million in the second quarter of 2023, principally composed of severance charges related to headcount reductions, costs related to modifying certain third-party vendor contracts, and charges for exiting certain leases.

Sale-Leaseback Transaction

On September 20, 2023, the Bank executed a sale-leaseback transaction and sold 27 properties, which consisted of 25 branches and a drive thru and parking lot, each adjacent to a sold branch, to a single purchaser for an aggregate purchase price of $45.8 million. Concurrently, the Bank entered into absolute net lease agreements with the purchaser under which the Bank will lease each of the properties for an initial term of 17 years with specified renewal options. The sale-leaseback transaction resulted in a pre-tax gain of approximately $27.7 million during the third quarter of 2023, after transaction-related expenses. Refer to Note 5 “Leases” within Part I, Item 1 “Financial Statements” of this Quarterly Report for additional information.

AFS Securities Sales

Concurrent with the sale-leaseback transaction, also on September 20, 2023, the Company restructured a portion of its investment portfolio by selling low yielding AFS securities with a book value of $228.3 million, resulting in a pre-tax net loss of $27.7 million. The net proceeds from the securities sale transaction were reinvested into higher yielding AFS securities at the end of the third quarter of 2023.

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

SUMMARY OF FINANCIAL RESULTS

Third Quarter Net Income & Performance Metrics

●	Net income available to common shareholders was $51.1 million and basic and diluted EPS was $0.68 for the third quarter of 2023, compared to $55.1 million and $0.74 for the third quarter of 2022.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes) expenses incurred associated with our strategic cost saving initiatives principally composed of severance charges related to headcount reductions, costs related to modifying certain third-party vendor contracts, and charges for exiting certain leases ($6.9 million in 2023), merger-related costs associated with the American National merger ($2.0 million in 2023), losses on the sale of securities ($21.8 million in 2023), and the gain related to the sale-leaseback transaction ($21.9 million in 2023), was $59.8 million and adjusted diluted operating EPS (+) was $0.80 for the quarter ended September 30, 2023, compared to adjusted operating earnings available to common shareholders(+) of $55.1 million and diluted adjusted operating EPS(+) of $0.74 for the third quarter of 2022.

Nine Month Net Income & Performance Metrics

●	Net income available to common shareholders was $136.0 million and basic and diluted EPS was $1.81 for the first nine months of 2023, compared to $155.1 million and $2.07 for the first nine months of 2022.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes) expenses incurred associated with our strategic cost saving initiatives ($10.0 million in 2023), merger-related costs associated with the American National merger ($2.0 million in 2023), the legal reserve associated with an ongoing regulatory matter as previously disclosed ($4.0 million in 2023), strategic branch closing and facility consolidation costs ($4.4 million in 2022), losses on the sale of securities ($32.4 million in 2023 and $2,000 in 2022), the gain related to the sale-leaseback transaction ($21.9 million in 2023), and the gain on sale of DHFB ($8.0 million in 2022), was $162.4 million and adjusted diluted operating EPS (+) was $2.17 for the nine months ended September 30, 2023, compared to adjusted operating earnings available to common shareholders(+) of $151.5 million and diluted adjusted operating EPS(+) of $2.02 for the first nine months of 2022.

Balance Sheet

●	Total assets were $20.7 billion at September 30, 2023, an increase of $275.1 million or approximately 1.8% (annualized) from December 31, 2022. Total assets increased during the first nine months of 2023 primarily due to a $834.5 million increase in LHFI, net of deferred fees and costs, driven primarily by increases in the commercial and industrial, commercial real estate non-owner occupied, and multifamily real estate portfolios, partially offset by a $676.8 million decrease in the investment securities portfolio, primarily due to the sales of AFS securities executed during the period, as well as a decline in the market value of the AFS securities portfolio, due to the impact of market interest rate fluctuations.
●	Total LHFI, net of deferred fees and costs, were $15.3 billion at September 30, 2023, an increase of $834.5 million or 7.7% (annualized) from December 31, 2022.
●	Total investments were $3.0 billion at September 30, 2023, a decrease of $676.8 million from December 31, 2022. AFS securities totaled $2.1 billion at September 30, 2023, compared to $2.7 billion at December 31, 2022. At September 30, 2023, total net unrealized losses on the AFS securities portfolio were $523.1 million, an increase of $60.6 million from $462.5 million at December 31, 2022. HTM securities are carried at cost and totaled $843.3 million at September 30, 2023, compared to $847.7 million at December 31, 2022 and had net unrealized losses of $81.2 million at September 30, 2023, an increase of $35.4 million from $45.8 million at December 31, 2022, due primarily to changes in interest rates and market conditions during the first nine months of 2023.
●	At September 30, 2023, total deposits were $16.8 billion, an increase of $854.8 million or approximately 7.2% (annualized) from December 31, 2022, due to a $1.6 billion increase in interest-bearing deposits, which included approximately $516.7 million in brokered deposits, partially offset by a $738.3 million decrease in demand deposits, as customers continued to move funds from lower to higher yielding deposit products.

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

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

	For the Three Months Ended
	September 30,
	2023	2022	Change

	(Dollars in thousands)
Average interest-earning assets	$18,462,505	$17,879,222	$583,283
Interest and dividend income	$247,159	$171,156	$76,003
Interest and dividend income (FTE) (+)	$250,903	$174,998	$75,905
Yield on interest-earning assets	5.31%	3.80%	151	bps
Yield on interest-earning assets (FTE) (+)	5.39%	3.88%	151	bps
Average interest-bearing liabilities	$13,481,946	$11,867,217	$1,614,729
Interest expense	$95,218	$20,441	$74,777
Cost of interest-bearing liabilities	2.80%	0.68%	212	bps
Cost of funds	2.04%	0.45%	159	bps
Net interest income	$151,941	$150,715	$1,226
Net interest income (FTE) (+)	$155,685	$154,557	$1,128
Net interest margin	3.27%	3.34%	(7)	bps
Net interest margin (FTE) (+)	3.35%	3.43%	(8)	bps

For the third quarter of 2023, net interest income was $151.9 million, an increase of $1.2 million from the third quarter of 2022. For the third quarter of 2023, net interest income (FTE)(+) was $155.7 million, an increase of $1.1 million from the third quarter of 2022. In the third quarter of 2023, net interest margin decreased 7 bps to 3.27% from 3.34% in the third quarter of 2022, and net interest margin (FTE)(+) decreased 8 bps to 3.35% in the third quarter of 2023 from 3.43% for the same period of 2022. The decreases in net interest margin and net interest margin (FTE)(+) were primarily driven by an increase in interest expense primarily due to higher deposit costs resulting from increases in market interest rates and changes in the deposit mix, as depositors migrated to higher cost interest bearing deposit accounts during the third quarter of 2023, as well as higher borrowing costs due to increased short-term borrowings and funding costs associated with increased market interest rates. These increases in interest expense were partially offset by higher loan yields due to increased short-term interest rates impacting variable rate loans, as well as net loan growth.

	For the Nine Months Ended
	September 30,
	2023	2022	Change

	(Dollars in thousands)
Average interest-earning assets	$18,264,957	$17,803,550	$461,407
Interest and dividend income	$694,952	$458,367	$236,585
Interest and dividend income (FTE) (+)	$706,150	$469,122	$237,028
Yield on interest-earning assets	5.09%	3.44%	165	bps
Yield on interest-earning assets (FTE) (+)	5.17%	3.52%	165	bps
Average interest-bearing liabilities	$13,103,073	$11,752,110	$1,350,963
Interest expense	$237,483	$37,954	$199,529
Cost of interest-bearing liabilities	2.42%	0.43%	199	bps
Cost of funds	1.74%	0.28%	146	bps
Net interest income	$457,469	$420,413	$37,056
Net interest income (FTE) (+)	$468,667	$431,168	$37,499
Net interest margin	3.35%	3.16%	19	bps
Net interest margin (FTE) (+)	3.43%	3.24%	19	bps

For the first nine months of 2023, net interest income was $457.5 million, an increase of $37.1 million from the same period of 2022. For the first nine months of 2023, net interest income (FTE)(+) was $468.7 million, an increase of $37.5 million from the same period of 2022. In the first nine months of 2023, net interest margin increased 19 bps to 3.35% from 3.16% in the first nine months of 2022, and net interest margin (FTE)(+) increased 19 bps to 3.43% in the first nine months of 2023 from 3.24% in the first nine months of 2022. The increases in net interest margin and net interest margin (FTE)(+) were primarily driven by higher loan yields due to increased short-term interest rates impacting variable rate loans, as well as net loan growth. These increases were partially offset by an increase in interest expense primarily due to higher deposit costs resulting from increases in market interest rates and changes in the deposit mix as depositors migrated to higher cost interest bearing deposit accounts during the nine months ended September 30, 2023, as well as higher borrowing costs due to increased short-term borrowings and funding costs associated with increased market interest rates.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2023			2022
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,799,675	$16,055	3.54%	$2,193,279	$14,750	2.67%
Tax-exempt	1,301,983	10,653	3.25%	1,625,328	13,661	3.33%
Total securities	3,101,658	26,708	3.42%	3,818,607	28,411	2.95%
LHFI, net of deferred fees and costs(3)	15,139,761	222,698	5.84%	13,733,447	145,433	4.20%
Other earning assets	221,086	1,497	2.69%	327,168	1,154	1.40%
Total earning assets	18,462,505	$250,903	5.39%	17,879,222	$174,998	3.88%
Allowance for loan and lease losses	(121,229)			(104,746)
Total non-earning assets	2,254,913			2,206,024
Total assets	$20,596,189			$19,980,500

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,697,801	$57,378	2.62%	$8,247,650	$11,342	0.55%
Regular savings	964,971	499	0.21%	1,171,071	64	0.02%
Time deposits	2,914,004	25,713	3.50%	1,745,224	3,980	0.90%
Total interest-bearing deposits	12,576,776	83,590	2.64%	11,163,945	15,386	0.55%
Other borrowings	905,170	11,628	5.10%	703,272	5,055	2.85%
Total interest-bearing liabilities	13,481,946	$95,218	2.80%	11,867,217	$20,441	0.68%
Noninterest-bearing liabilities:
Demand deposits	4,218,835			5,324,279
Other liabilities	448,506			352,005
Total liabilities	18,149,287			17,543,501
Stockholders' equity	2,446,902			2,436,999
Total liabilities and stockholders' equity	$20,596,189			$19,980,500
Net interest income		$155,685			$154,557

Interest rate spread			2.59%			3.20%
Cost of funds			2.04%			0.45%
Net interest margin (FTE)(+)			3.35%			3.43%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

	For the Nine Months Ended September 30,
	2023			2022
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)

	(Dollars in thousands)
Assets:
Securities:
Taxable	$1,900,154	$48,373	3.40%	$2,375,933	$43,110	2.43%
Tax-exempt	1,347,133	33,189	3.29%	1,605,375	40,366	3.36%
Total securities	3,247,287	81,562	3.36%	3,981,308	83,476	2.80%
LHFI, net of deferred fees and costs(3)	14,799,520	620,328	5.60%	13,521,507	383,799	3.79%
Other earning assets	218,150	4,260	2.61%	300,735	1,847	0.82%
Total earning assets	18,264,957	$706,150	5.17%	17,803,550	$469,122	3.52%
Allowance for loan and lease losses	(117,048)			(102,783)
Total non-earning assets	2,249,609			2,172,877
Total assets	$20,397,518			$19,873,644

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,478,017	$142,646	2.25%	$8,203,629	$15,748	0.26%
Regular savings	1,021,875	1,294	0.17%	1,161,145	175	0.02%
Time deposits	2,571,114	56,750	2.95%	1,726,341	10,043	0.78%
Total interest-bearing deposits	12,071,006	200,690	2.22%	11,091,115	25,966	0.31%
Other borrowings	1,032,067	36,793	4.77%	660,995	11,988	2.42%
Total interest-bearing liabilities	13,103,073	$237,483	2.42%	11,752,110	$37,954	0.43%
Noninterest-bearing liabilities:
Demand deposits	4,428,039			5,306,675
Other liabilities	422,573			301,337
Total liabilities	17,953,685			17,360,122
Stockholders' equity	2,443,833			2,513,522
Total liabilities and stockholders' equity	$20,397,518			$19,873,644
Net interest income		$468,667			$431,168

Interest rate spread			2.75%			3.09%
Cost of funds			1.74%			0.28%
Net interest margin (FTE)(+)			3.43%			3.24%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

The Volume Rate Analysis table below presents changes in net interest income (FTE)(+) and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2023 vs. September 30, 2022			September 30, 2023 vs. September 30, 2022
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(2,954)	$4,259	$1,305	$(9,787)	$15,050	$5,263
Tax-exempt	(2,654)	(354)	(3,008)	(6,377)	(800)	(7,177)
Total securities	(5,608)	3,905	(1,703)	(16,164)	14,250	(1,914)
Loans, net(1)	16,100	61,165	77,265	39,136	197,393	236,529
Other earning assets	(464)	807	343	(631)	3,044	2,413
Total earning assets	$10,028	$65,877	$75,905	$22,341	$214,687	$237,028
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$652	$45,384	$46,036	$545	$126,353	$126,898
Regular savings	(13)	448	435	(23)	1,142	1,119
Time deposits(1)	4,112	17,621	21,733	6,960	39,747	46,707
Total interest-bearing deposits	4,751	63,453	68,204	7,482	167,242	174,724
Other borrowings(1)	1,757	4,816	6,573	9,119	15,686	24,805
Total interest-bearing liabilities	6,508	68,269	74,777	16,601	182,928	199,529
Change in net interest income (FTE)(+)	$3,520	$(2,392)	$1,128	$5,740	$31,759	$37,499

(1) The rate-related changes in interest income on loans, deposits, and other borrowings include the impact of lower accretion of the acquisition-related fair market value adjustments, which are detailed below.

The impact of net accretion related to acquisition accounting fair value adjustments for the first, second, and third quarters of 2022 and 2023 are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Amortization	Amortization	Total
For the quarter ended March 31, 2022	$2,253	$(10)	(203)	$2,040
For the quarter ended June 30, 2022	2,879	(11)	(207)	2,661
For the quarter ended September 30, 2022	1,326	(11)	(209)	1,106
For the quarter ended March 31, 2023	1,106	(14)	(209)	883
For the quarter ended June 30, 2023	1,073	(7)	(213)	853
For the quarter ended September 30, 2023	1,300	(6)	(215)	1,079

Noninterest Income

	For the Three Months Ended
	September 30,		Change
	2023	2022	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$8,557	$6,784	$1,773	26.1%
Other service charges, commissions, and fees	2,632	1,770	862	48.7%
Interchange fees	2,314	2,461	(147)	(6.0)%
Fiduciary and asset management fees	4,549	4,134	415	10.0%
Mortgage banking income	666	1,390	(724)	(52.1)%
Loss on sale of securities	(27,594)	—	(27,594)	NM
Bank owned life insurance income	2,973	3,445	(472)	(13.7)%
Loan-related interest rate swap fees	2,695	2,050	645	31.5%
Other operating income	30,302	3,550	26,752	NM
Total noninterest income	$27,094	$25,584	$1,510	5.9%

Noninterest income increased $1.5 million or 5.9% to $27.1 million for the quarter ended September 30, 2023, compared to $25.6 million for the quarter ended September 30, 2022, primarily driven by a $27.7 million gain related to the sale-leaseback transaction, included within other operating income, and a $1.8 million increase in service charges on deposit accounts, partially offset by a $27.6 million loss on the sale of AFS securities in the third quarter of 2023.

Adjusted operating noninterest income,(+) which excludes losses on sale of securities ($27.6 million in 2023) and the gain related to the sale-leaseback transaction ($27.7 million in 2023), increased $1.4 million or 5.5% to $27.0 million for the quarter ended September 30, 2023, compared to $25.6 million for the quarter ended September 30, 2022. The increase in adjusted operating noninterest income(+) was primarily driven by a $1.8 million increase in service charges on deposit accounts, a $862,000 increase in other service charges, commissions, and fees due primarily to a merchant services vendor contract signing bonus, and a $645,000 increase in loan-related interest rate swap fees due to several new swap transactions. These increases in adjusted operating noninterest income(+) were partially offset by a $948,000 decrease in other operating income primarily due to a decline in equity method investment income, and a $724,000 decrease in mortgage banking income due to a decline in mortgage loan origination volumes and a decrease in gain on sale margins due to increases in market interest rates.

	For the Nine Months Ended
	September 30,		Change
	2023	2022	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$24,577	$22,421	$2,156	9.6%
Other service charges, commissions, and fees	6,071	5,134	937	18.3%
Interchange fees	7,098	6,539	559	8.5%
Fiduciary and asset management fees	13,169	18,329	(5,160)	(28.2)%
Mortgage banking income	1,969	6,707	(4,738)	(70.6)%
Loss on sale of securities	(40,992)	(2)	(40,990)	NM
Bank owned life insurance income	8,671	8,858	(187)	(2.1)%
Loan-related interest rate swap fees	6,450	8,510	(2,060)	(24.2)%
Other operating income	33,905	17,527	16,378	93.4%
Total noninterest income	$60,918	$94,023	$(33,105)	(35.2)%

Noninterest income decreased $33.1 million or 35.2% to $60.9 million for the nine months ended September 30, 2023, compared to $94.0 million for the nine months ended September 30, 2022, primarily driven by $41.0 million of losses incurred on the sale of AFS securities executed in the first and third quarters of 2023, partially offset by a $16.4 million increase in other operating income, which included a $27.7 million gain related to the sale-leaseback transaction during the third quarter of 2023, partially offset by a $9.1 million gain on sale of DHFB in the second quarter of 2022.

Adjusted operating noninterest income,(+) which excludes losses on sale of securities ($41.0 million in 2023 and $2,000 in 2022), the gain on sale of DHFB ($9.1 million in 2022), and the gain related to the sale-leaseback transaction ($27.7 million in 2023), decreased $10.7 million or 12.6% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease in adjusted operating noninterest income(+) was primarily driven by a $5.2 million decrease in fiduciary and asset management fees due to a decrease in assets under management mainly driven by the DHFB sale executed in the second quarter of 2022, a $4.7 million decrease in mortgage banking income due to a decline in mortgage loan origination volumes and decrease in gain on sale margins due to increases in market interest rates, a $2.2 million decrease in other operating income primarily due to a decline in equity method investment income, and a $2.1 million decrease in loan-related interest rate swap fees primarily due to lower transaction volumes. These decreases in adjusted operating noninterest income(+) were partially offset by a $2.2 million increase in service charges on deposit accounts, a $937,000 increase in other service charges, commissions, and fees due primarily to a merchant services vendor contract signing bonus, and a $559,000 increase in interchange fees.

Noninterest Expense

	For the Three Months Ended
	September 30,		Change
	2023	2022	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$57,449	$56,600	$849	1.5%
Occupancy expenses	6,053	6,408	(355)	(5.5)%
Furniture and equipment expenses	3,449	3,673	(224)	(6.1)%
Technology and data processing	7,923	8,273	(350)	(4.2)%
Professional services	3,291	3,504	(213)	(6.1)%
Marketing and advertising expense	2,219	2,343	(124)	(5.3)%
FDIC assessment premiums and other insurance	4,258	3,094	1,164	37.6%
Franchise and other taxes	4,510	4,507	3	0.1%
Loan-related expenses	1,388	1,575	(187)	(11.9)%
Amortization of intangible assets	2,193	2,480	(287)	(11.6)%
Other expenses	15,775	7,466	8,309	111.3%
Total noninterest expense	$108,508	$99,923	$8,585	8.6%

Noninterest expense increased $8.6 million or 8.6% to $108.5 million for the quarter ended September 30, 2023, compared to $99.9 million for the quarter ended September 30, 2022, primarily driven by a $8.3 million increase in other expenses due primarily to expenses associated with strategic cost saving initiatives and merger-related costs.

Adjusted operating noninterest expense,(+) which excludes amortization of intangible assets ($2.2 million in 2023 and $2.5 million in 2022), expenses associated with strategic cost saving initiatives ($8.7 million in 2023), and merger-related costs associated with the American National merger ($2.0 million in 2023), decreased $1.8 million or 1.8% to $95.7 million for the quarter ended September 30, 2023, compared to $97.4 million for the quarter ended September 30, 2022. The decrease in adjusted operating non-interest expense(+) was primarily driven by a $2.4 million decrease in other expenses reflecting a decline in non-credit related losses on customer transactions, a $355,000 decrease in occupancy expenses reflecting the impacts of strategic actions, and a $350,000 decrease in technology and data processing expense. These decreases in adjusted operating non-interest expense(+) were partially offset by a $1.2 million increase in FDIC assessment premiums and other insurance reflecting an increase in the FDIC assessment rates, effective January 1, 2023, and a $916,000 increase in salaries and benefits expense.

	For the Nine Months Ended
	September 30,		Change
	2023	2022	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$179,996	$170,203	$9,793	5.8%
Occupancy expenses	18,503	19,685	(1,182)	(6.0)%
Furniture and equipment expenses	10,765	10,860	(95)	(0.9)%
Technology and data processing	24,631	23,930	701	2.9%
Professional services	11,138	12,274	(1,136)	(9.3)%
Marketing and advertising expense	7,387	7,008	379	5.4%
FDIC assessment premiums and other insurance	12,231	8,344	3,887	46.6%
Franchise and other taxes	13,508	13,506	2	0.0%
Loan-related expenses	4,560	5,218	(658)	(12.6)%
Amortization of intangible assets	6,687	8,434	(1,747)	(20.7)%
Other expenses	33,036	24,550	8,486	34.6%
Total noninterest expense	$322,442	$304,012	$18,430	6.1%

Noninterest expense increased $18.4 million or 6.1% to $322.4 million for the nine months ended September 30, 2023, compared to $304.0 million for the nine months ended September 30, 2022, primarily driven by a $9.8 million increase in salaries and benefits expense, which includes $2.8 million in expenses associated with strategic cost saving initiatives, and an $8.5 million increase in other expenses in 2023, due primarily to expenses related to strategic cost saving initiatives, merger-related costs, and the legal reserve associated with an ongoing regulatory matter previously disclosed, partially offset by strategic branch closing and facility consolidation costs in 2022.

Adjusted operating noninterest expense,(+) which excludes amortization of intangible assets ($6.7 million in 2023 and $8.4 million in 2022), expenses associated with strategic cost saving initiatives ($12.6 million in 2023), merger-related costs associated with the American National merger ($2.0 million in 2023), the legal reserve associated with an ongoing regulatory matter previously disclosed ($5.0 million in 2023), and strategic branch closing and facility consolidation costs ($5.5 million in 2022), increased $6.1 million or 2.1% to $296.2 million for the nine months ended September 30, 2023, compared to $290.1 million for the nine months ended September 30, 2022. The increase in adjusted operating non-interest expense(+) was primarily driven by a $7.0 million increase in salaries and benefits expense, outside of severance charges related to headcount reductions from our cost saving initiatives in the second quarter of 2023, a $3.9 million increase in FDIC assessment premiums and other insurance primarily due to the increase in the FDIC assessment rates, effective January 1, 2023, and a $701,000 increase in technology and data processing expense. These increases in adjusted operating non-interest expense(+) were partially offset by a $2.8 million decrease in other expenses primarily due to a decrease of non-credit related losses on customer transactions, a $1.2 million decrease in occupancy expenses, and a $1.1 million decrease in professional services related to strategic projects that occurred in the prior year.

Segment Results

Effective January 1, 2023, the Company made an organizational change to move certain lines of business in the wealth management division that primarily serve Wholesale Banking customers from the Consumer Banking segment to the Wholesale Banking segment. As a result, the Company re-allocated $9.6 million of goodwill from the Consumer Banking segment to the Wholesale Banking segment and restated its prior segment information for the year ended December 31, 2022, based on this organizational change. In addition, the Company restated its prior segment operating results for the three and nine months ended September 30, 2022, resulting in a reallocation of noninterest income ($3.0 million and $9.5 million, respectively) and noninterest expense ($4.0 million and $12.1 million, respectively) from the Consumer Banking segment to the Wholesale Banking segment. Refer to Note 4 “Goodwill and Intangible Assets” and Note 12 “Segment Reporting and Revenue” within Part I, Item 1 “Financial Statements” of this Quarterly Report for additional information.

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

The following table presents operating results for the three and nine months ended September 30, 2023 and 2022 for the Wholesale Banking segment (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (1)	2023	2022 (1)
Net interest income	$68,049	$77,625	$201,722	$221,979
Provision for credit losses	9,310	8,470	25,853	12,844
Net interest income after provision for credit losses	58,739	69,155	175,869	209,135
Noninterest income	9,468	8,453	25,743	25,967
Noninterest expense	40,039	40,164	123,207	118,216
Income before income taxes	$28,168	$37,444	$78,405	$116,886

(1) Operating results include a reallocation from the Consumer Banking segment, due to the January 1, 2023 organizational change discussed in Note 12, “Segment Reporting and Revenue,” in Part I, Item 1 of this Quarterly Report.

Wholesale Banking income before income taxes decreased for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, by $9.3 million and $38.5 million, respectively. The decreases were primarily due to a decrease in net interest income driven by spread compression on the deposit portfolio as a result of the rapid rise in interest rates, and an increase in the provision for credit losses due to increased uncertainty in the economic outlook and loan growth during 2023. In addition, noninterest expense increased for the first nine months of 2023 compared to the same period in 2022, primarily due to an increase in salaries and benefits expense. For the three months ended September 30, 2023 compared to the same period in 2022, the decrease in net interest income and the increase in the provision for credit losses were partially offset by an increase in noninterest income driven by an increase in loan-related interest rate swap fees due to several new swap transactions.

The following table presents the key balance sheet metrics as of September 30, 2023 and December 31, 2022 for the Wholesale Banking segment (dollars in thousands):

	September 30, 2023	December 31, 2022 (1)
LHFI, net of deferred fees and costs	$12,343,799	$11,476,258
Total Deposits	6,537,472	6,128,729

(1) Includes a reallocation of LHFI, net of deferred fees and costs, and total deposits from the Consumer Banking segment of $136.6 million and $258.7 million, respectively, due to the January 1, 2023 organizational change discussed in Note 12, “Segment Reporting and Revenue,” in Part I, Item 1 of this Quarterly Report.

LHFI, net of deferred fees and costs, for the Wholesale Banking segment increased $867.5 million or 10.1% (annualized) to $12.3 billion at September 30, 2023 compared to December 31, 2022, with growth across the commercial and industrial, commercial real estate non-owner occupied, and multifamily real estate loan portfolios.

Wholesale banking deposits increased $408.7 million or 8.9% (annualized) to $6.5 billion at September 30, 2023 compared to December 31, 2022. This increase was primarily driven by an increase in interest checking accounts, partially offset by a decrease in demand deposits and money market balances.

Consumer Banking

The Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division and investment management and advisory services businesses.

The following table presents operating results for the three and nine months ended September 30, 2023 and 2022 for the Consumer Banking segment (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (1)	2023	2022 (1)
Net interest income	$63,912	$58,749	$190,806	$157,918
Provision for credit losses	(4,319)	(2,058)	(2,947)	(100)
Net interest income after provision for credit losses	68,231	60,807	193,753	158,018
Noninterest income	13,722	11,939	38,188	45,135
Noninterest expense	54,994	54,740	168,971	165,523
Income before income taxes	$26,959	$18,006	$62,970	$37,630

(1) Operating results include a reallocation to the Wholesale Banking segment, due to the January 1, 2023 organizational change discussed in Note 12, “Segment Reporting and Revenue,” in Part I, Item 1 of this Quarterly Report.

Consumer Banking income before income taxes increased for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022 by $9.0 million and $25.3 million, respectively. The increases were primarily driven by an increase in net interest income due to favorable funding credit on deposits and increased interest income attributable to the higher interest rate environment and higher average loan balances, partially offset by spread compression on the loan portfolio and a decrease in the provision for credit losses primarily driven by runoff in the third-party lending and auto portfolios. In addition, for the three months ended September 30, 2023 compared to the same period in 2022, noninterest income increased primarily due to an increase in service charges on deposit accounts and an increase in other service charges, commissions, and fees primarily due to a merchant services vendor contract signing bonus.

For the nine months ended 2023 compared to the same period in 2022, the increase in net interest income and the decrease in the provision for credit losses were partially offset by a decrease in noninterest income, primarily due to a decline in fiduciary and asset management fees driven by a decrease in assets under management primarily due to the sale of DHFB in the second quarter of 2022, and a decrease in mortgage banking income due to a decline in mortgage loan origination volumes driven by the rapid increase in market interest rates and a decline in gain on sale margins due to increases in market interest rates. In addition, noninterest expense increased driven by an increase in salaries and benefits expense, as well as an increase in FDIC assessment premiums and other insurance due to the increase in the FDIC assessment rates, effective January 1, 2023.

The following table presents the key balance sheet metrics as of September 30, 2023 and December 31, 2022 for the Consumer Banking segment (dollars in thousands):

	September 30, 2023	December 31, 2022 (1)
LHFI, net of deferred fees and costs	$2,953,367	$2,990,017
Total Deposits	9,726,079	9,724,598

(1) Includes a reallocation of LHFI, net of deferred fees and costs, and total deposits to the Wholesale Banking segment of $136.6 million and $258.7 million, respectively, due to the January 1, 2023 organizational change discussed in Note 12, “Segment Reporting and Revenue,” in Part I, Item 1 of this Quarterly Report.

LHFI, net of deferred fees and costs, for the Consumer Banking segment decreased $36.7 million or 1.6% (annualized) to $3.0 billion at September 30, 2023 compared to December 31, 2022. The decrease primarily occurred across the auto loan portfolio due to the exit from our indirect automobile financing business during the second quarter of 2023, as part of the strategic cost saving initiatives.

Consumer Banking deposits totaled $9.7 billion at both September 30, 2023 and December 31, 2022. The increase in time deposits, was almost wholly offset by a decrease in demand deposits, interest checking accounts, savings accounts, and money market balances, as customers moved funds from lower to higher yielding deposit products.

Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was 17.6% and 17.0%, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022 was 16.3% and 17.0%, respectively. The changes for the three months and nine months periods in 2023, compared to the same periods in 2022, is a result of the proportionality of tax-exempt income as compared to pre-tax income in the periods.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

Assets

At September 30, 2023, total assets were $20.7 billion, an increase of $275.1 million or approximately 1.8% (annualized) from December 31, 2022. The increase in total assets was primarily due to an increase in LHFI, net of deferred fees and costs, of $834.5 million driven primarily by increases in the commercial and industrial, commercial real estate non-owner occupied and multifamily real estate portfolios, partially offset by a decline in the investment securities portfolio of $676.8 million, primarily due to the AFS securities sales during the first and third quarters of 2023 and the decline in market value of the AFS securities portfolio due to the impact of market interest rate fluctuations.

LHFI, net of deferred fees and costs, were $15.3 billion at September 30, 2023, an increase of $834.5 million or 7.7% (annualized) from December 31, 2022. At September 30, 2023, quarterly average LHFI, net of deferred fees and costs, increased $1.4 billion or 10.2% from the same period in the prior year. Refer to "Loan Portfolio" within this Item 2 and Note 3 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 of this Quarterly Report for additional information on our loan activity.

At September 30, 2023, total investments were $3.0 billion, a decrease of $676.8 million from December 31, 2022. AFS securities totaled $2.1 billion at September 30, 2023, a $656.9 million decrease from December 31, 2022. At September 30, 2023, total net unrealized losses on the AFS securities portfolio were $523.1 million, compared to $462.5 million at December 31, 2022. HTM securities totaled $843.3 million at September 30, 2023, a $4.5 million decrease from December 31, 2022, with net unrealized losses of $81.2 million at September 30, 2023, compared to $45.8 million at December 31, 2022.

Liabilities and Stockholders’ Equity

At September 30, 2023, total liabilities were $18.3 billion, an increase of $259.0 million or approximately 1.9% (annualized) from $18.1 billion at December 31, 2022, which was primarily driven by an increase in deposits of $854.8 million, partially offset by a decrease in borrowings of $688.0 million.

Total deposits at September 30, 2023 were $16.8 billion, an increase of $854.8 million or approximately 7.2% (annualized) from December 31, 2022. For the quarter ended September 30, 2023, quarterly average deposits increased $307.4 million or 1.9% from the same period in the prior year. Total deposits at September 30, 2023 increased from December 31, 2022 due to a $1.6 billion increase in interest-bearing deposits, which includes $1.1 billion of interest-bearing customer deposits and $509.3 million in brokered deposits, partially offset by a $738.3 million decrease in demand deposits, as customers continued to move funds from lower to higher yielding products. Refer to “Deposits” within this Item 2 for additional information on this topic.

Total short-term and long-term borrowings at September 30, 2023 were $1.0 billion, compared to $1.7 billion at December 31, 2022, a decrease of $688.0 million or 40.3% due to paydowns of short-term borrowings. Refer to Note 6 “Borrowings” in Part I, Item 1, and “Executive Overview” within this Item 2 of this Quarterly Report for additional information on our borrowing activity.

At September 30, 2023, stockholders’ equity was $2.4 billion, an increase of $16.1 million from December 31, 2022. The Company’s consolidated regulatory capital ratios continue to exceed the minimum capital requirements and are considered “well-capitalized” for regulatory purposes. Refer to “Capital Resources” within this Item 2, as well as Note 9 "Stockholders’ Equity" in Part I, Item 1 of this Quarterly Report for additional information on our capital resources.

During the third quarter of 2023, the Company declared and paid a quarterly dividend on the outstanding shares of Series A Preferred Stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share), consistent with the fourth quarter of 2022 and the third quarter of 2022. During the third quarter of 2023, the Company also declared and paid cash dividends of $0.30 per common share, consistent with the fourth quarter of 2022 and the third quarter of 2022.

At September 30, 2023, the Company had no active share repurchase programs, as the most recent share repurchase program expired on December 9, 2022. Under that repurchase program, the Company repurchased an aggregate of approximately 1.3 million shares (or approximately $48.2 million) in 2022.

Securities

At September 30, 2023, the Company had total investments of $3.0 billion, or 14.6% of total assets, as compared to $3.7 billion, or 18.1% of total assets, at December 31, 2022. This decrease was primarily due to the sales of AFS securities executed during the period and the decline in market value of the AFS securities portfolio due to the impact of market interest rate fluctuations, which was partially offset by growth in the Company’s HTM portfolio. The Company seeks to diversify its portfolio to minimize risk and focuses on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 8 "Derivatives" in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the dates indicated (dollars in thousands):

	September 30,	December 31,
	2023	2022
Available for Sale:
U.S. government and agency securities	$61,838	$61,943
Obligations of states and political subdivisions	417,460	807,435
Corporate and other bonds	242,818	226,380
MBS
Commercial	234,703	306,161
Residential	1,126,382	1,338,233
Total MBS	1,361,085	1,644,394
Other securities	1,727	1,664
Total AFS securities, at fair value	2,084,928	2,741,816
Held to Maturity:
U.S. government and agency securities	—	687
Obligations of states and political subdivisions	700,400	705,990
Corporate and other bonds	4,536	5,159
MBS
Commercial	52,498	42,761
Residential	85,835	93,135
Total MBS	138,333	135,896
Total held to maturity securities, at carrying value	843,269	847,732
Restricted Stock:
FRB stock	67,032	67,032
FHLB stock	37,753	53,181
Total restricted stock, at cost	104,785	120,213
Total investments	$3,032,982	$3,709,761

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of September 30, 2023:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	—%	4.58%	6.02%	—%	4.64%
Obligations of states and political subdivisions	4.55%	3.57%	2.24%	2.19%	2.22%
Corporate bonds and other securities	3.64%	7.12%	4.68%	5.80%	4.97%
MBS:
Commercial	3.88%	3.32%	6.22%	2.37%	2.82%
Residential	1.98%	5.50%	3.49%	2.38%	2.46%
Total MBS	3.88%	5.04%	4.73%	2.38%	2.52%
Total AFS securities	3.88%	5.20%	4.63%	2.34%	2.76%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of September 30, 2023:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
Obligations of states and political subdivisions	2.44%	4.10%	3.36%	3.49%	3.49%
Corporate bonds and other securities	—%	—%	—%	6.02%	6.02%
MBS:
Commercial	—%	—%	—%	4.51%	4.51%
Residential	—%	5.50%	—%	3.56%	4.08%
Total MBS	—%	5.50%	—%	3.99%	4.24%
Total HTM securities	2.44%	4.98%	3.36%	3.58%	3.63%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of September 30, 2023, the Company maintained a diversified municipal bond portfolio with approximately 67% of its holdings in general obligation issues and the majority of the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 19% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. The Company’s largest source of liquidity on a consolidated basis is the customer deposit base generated by our wholesale and consumer businesses. These deposits provide relatively stable and low-cost funding. Total deposits at September 30, 2023 were $16.8 billion, an increase of $854.8 million or approximately 7.2% (annualized) from December 31, 2022. For the quarter ended September 30, 2023, quarterly average deposits increased $307.4 million or 1.9% (annualized) compared to the prior quarter. Total deposits at September 30, 2023 increased from December 31, 2022 due to a $1.6 billion increase of interest-bearing deposits, which includes $509.3 million in brokered deposits, partially offset by a $738.3 million decrease in demand deposits, as customers continued to move funds from lower to higher costing products. Refer to “Deposits” within this Item 2 for additional information on this topic.

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

Starting in the first quarter of 2023, the Company is eligible to borrow from the Federal Reserve's BTFP, which provides additional contingent liquidity through the pledging of certain qualifying securities. The BTFP is a one-year program ending March 11, 2024, and the Company can borrow any time during the term and can repay the obligation at any time without penalty. As of September 30, 2023, liquidity of $531.0 million was available based on the par-value of qualifying securities from BTFP. The Company did not utilize the BTFP facility as of September 30, 2023.

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

As of September 30, 2023, liquid assets totaled $5.6 billion or 27.2% of total assets, and liquid earning assets totaled $5.4 billion or 29.2% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of September 30, 2023, loan payments of approximately $4.9 billion or 32.3% of total loans are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $291.4 million or 9.6% of total securities are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

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

The following table presents the Company’s contractual obligations related to its major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of September 30, 2023 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$250,000	$—	$250,000
Trust preferred capital notes (1)	155,159	—	155,159
Leases (2)	111,847	3,536	108,311
Repurchase agreements	134,936	134,936	—
Total contractual obligations	$651,942	$138,472	$513,470

(1) Excludes related unamortized premium/discount and interest payments.

(2) Represents lease payments due on non-cancellable operating leases at September 30, 2023. Excluded from these tables are variable lease payments or renewals.

For more information pertaining to the previous table, reference Note 5 “Leases” and Note 6 “Borrowings” in Part I, Item 1 of this Quarterly Report.

Loan Portfolio

LHFI, net of deferred fees and costs, totaled $15.3 billion at September 30, 2023 and $14.4 billion at December 31, 2022. Commercial real estate and commercial and industrial loans represented the Company’s largest loan categories at both September 30, 2023 and December 31, 2022.

The following table presents the remaining maturities, based on contractual maturity, by loan type, and by rate type (variable or fixed), net of deferred fees and costs, as of September 30, 2023 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$1,132,940	$380,255	$543,195	$413,852	$128,226	$1,117	$209,490	$142,754	$30,317	$36,419
Commercial Real Estate - Owner Occupied	1,975,281	143,692	610,048	158,604	435,462	15,982	1,221,541	616,595	598,577	6,369
Commercial Real Estate - Non-Owner Occupied	4,148,218	424,186	2,318,445	1,212,499	1,105,946	—	1,405,587	1,074,775	324,460	6,352
Multifamily Real Estate	947,153	160,090	573,525	268,421	305,104	—	213,538	171,249	42,289	—
Commercial & Industrial	3,432,319	533,395	1,760,600	1,639,297	117,856	3,447	1,138,324	744,297	388,784	5,243
Residential 1-4 Family - Commercial	517,034	44,993	125,231	52,353	68,077	4,801	346,810	270,820	65,942	10,048
Residential 1-4 Family - Consumer	1,057,294	543	194,312	2,105	27,789	164,418	862,439	10,178	75,206	777,055
Residential 1-4 Family - Revolving	599,282	19,871	469,170	25,705	112,416	331,049	110,241	6,417	38,924	64,900
Auto	534,361	3,379	—	—	—	—	530,982	270,243	260,739	—
Consumer	126,151	11,218	15,864	13,348	2,232	284	99,069	48,733	34,689	15,647
Other Commercial	813,587	58,922	98,648	12,179	63,526	22,943	656,017	249,440	289,054	117,523
Total LHFI	$15,283,620	$1,780,544	$6,709,038	$3,798,363	$2,366,634	$544,041	$6,794,038	$3,605,501	$2,148,981	$1,039,556

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

Asset Quality

Overview

At September 30, 2023 and December 31, 2022, NPAs as a percentage of LHFI totaled 0.19% and included nonaccrual LHFI of $28.6 million and $27.1 million, respectively. Net charge-offs were $6.4 million for the nine months ended September 30, 2023, compared to net charge offs of $1.5 million for the same period in the prior year. The ACL at September 30, 2023 increased $16.5 million from December 31, 2022 to $140.9 million, due to continued uncertainty in the economic outlook and net loan growth.

The Company continues to experience historically low levels of NPAs; however, the economic environment in the Company’s footprint could be impacted as persistent inflation, higher interest rates, and the threat of a recession persists, which could increase NPAs in future periods. The Company continues to refrain from originating or purchasing loans from foreign entities. The Company selectively originates loans to higher risk borrowers. The Company’s loan portfolio generally does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans, or mortgage loans with initial teaser rates, which are all considered higher risk instruments.

Nonperforming Assets

At September 30, 2023, NPAs totaled $28.8 million, an increase of $1.7 million or 6.1% from December 31, 2022. NPAs as a percentage of total outstanding LHFI at September 30, 2023 and December 31, 2022 were 0.19%, respectively.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	September 30,	December 31,
	2023	2022
Nonaccrual LHFI	$28,626	$27,038
Foreclosed properties	149	76
Total NPAs	28,775	27,114
LHFI past due 90 days and accruing interest	11,871	7,490
Total NPAs and LHFI past due 90 days and accruing interest	$40,646	$34,604

Balances
Allowance for loan and lease losses	$125,627	$110,768
Allowance for credit losses	140,929	124,443
Average LHFI, net of deferred fees and costs	15,139,761	13,671,714
LHFI, net of deferred fees and costs	15,283,620	14,449,142

Ratios
Nonaccrual LHFI to total LHFI	0.19%	0.19%
NPAs to total LHFI	0.19%	0.19%
NPAs & LHFI 90 days past due and accruing interest to total LHFI	0.27%	0.24%
NPAs to total LHFI & foreclosed property	0.19%	0.19%
NPAs & LHFI 90 days past due and accruing interest to total LHFI & foreclosed property	0.27%	0.24%
ALLL to nonaccrual LHFI	438.86%	409.68%
ALLL to nonaccrual LHFI & LHFI 90 days past due and accruing interest	310.21%	320.81%
ACL to nonaccrual LHFI	492.31%	460.25%

NPAs include nonaccrual LHFI, which totaled $28.6 million at September 30, 2023, a net increase of $1.6 million or 5.9% from December 31, 2022. The following table shows the activity in nonaccrual LHFI for the quarters ended (dollars in thousands):

	September 30,	December 31,
	2023	2022
Beginning Balance	$29,105	$26,500
Net customer payments	(1,947)	(1,805)
Additions	1,651	2,935
Charge-offs	(64)	(461)
Loans returning to accruing status	(119)	(131)
Ending Balance	$28,626	$27,038

The following table presents the composition of nonaccrual LHFI and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual LHFI, as of (dollars in thousands):

	September 30,	December 31,
	2023	2022
Construction and Land Development	$355	$307
Commercial Real Estate - Owner Occupied	3,882	7,178
Commercial Real Estate - Non-owner Occupied	5,999	1,263
Commercial & Industrial	2,256	1,884
Residential 1-4 Family - Commercial	1,833	1,904
Residential 1-4 Family - Consumer	10,368	10,846
Residential 1-4 Family - Revolving	3,572	3,453
Auto	361	200
Consumer	—	3
Total	$28,626	$27,038
Coverage Ratio(1)	438.86%	409.68%

(1) Represents the ALLL divided by nonaccrual LHFI.

Past Due Loans

At September 30, 2023, past due LHFI still accruing interest totaled $40.6 million or 0.27% of total LHFI, compared to $30.0 million or 0.21% of total LHFI at December 31, 2022. Of the total past due LHFI still accruing interest, $11.9 million or 0.08% of total LHFI were loans past due 90 days or more at September 30, 2023, compared to $7.5 million or 0.05% of total LHFI at December 31, 2022.

Troubled Loan Modifications

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2023 on a prospective basis. Refer to Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report for information on the Company’s accounting policy for loan modifications to borrowers experiencing financial difficulty and how the Company defines TLMs. As of September 30, 2023, the Company had TLMs totaling $29.4 million.

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

Net Charge-offs

For the third quarter of 2023, net charge-offs were $294,000 or 0.01% of total average LHFI on an annualized basis, compared to net charge-offs of $587,000 or 0.02% for the same quarter last year. For the nine months ended September 30, 2023, net charge-offs were $6.4 million or 0.06% of total average LHFI on an annualized basis, compared to net charge-offs of $1.5 million or 0.02% for the same period last year. For the nine months ended September 30, 2023, the majority of the net charge-offs related to two commercial loans within the commercial and industrial and commercial real estate portfolios that took place during the first quarter of 2023.

Provision for Credit Losses

The Company recorded a provision for credit losses of $5.0 million for the third quarter of 2023, a decrease of $1.4 million compared to the provision for credit losses of $6.4 million recorded during the same quarter of 2022. The provision for credit losses for the third quarter of 2023 reflected a provision of $5.2 million for loan losses and a $246,000 release of the provision for unfunded commitments. The Company recorded a provision for credit losses of $22.9 million for the nine months ended September 30, 2023, an increase of $10.1 million compared to the provision for credit losses of $12.8 million recorded during the same period in 2022. The provision for credit losses for the nine months ended September 30, 2023 reflected a provision of $21.3 million for loan losses and a $1.6 million provision for unfunded commitments. The increased provision for credit losses is due to continued uncertainty in the economic outlook and loan growth throughout 2023.

Allowance for Credit Losses

At September 30, 2023, the ACL was $140.9 million and included an ALLL of $125.6 million and a reserve for unfunded commitments of $15.3 million. The ACL at September 30, 2023 increased $16.5 million from December 31, 2022, due to continued uncertainty in the economic outlook and loan growth throughout 2023.

The ACL as a percentage of LHFI was 0.92% at September 30, 2023, compared to 0.86% at December 31, 2022.

The following table summarizes the ACL during the quarters ended (dollars in thousands):

s
	September 30,	December 31,
	2023	2022
Total ALLL	$125,627	$110,768
Total Reserve for Unfunded Commitments	15,302	13,675
Total ACL	$140,929	$124,443

ALLL to total LHFI	0.82%	0.77%
ACL to total LHFI	0.92%	0.86%

The following table summarizes net-charge off activity by loan segment for the periods indicated (dollars in thousands):

	Three months ended			Nine months ended
	September 30, 2023			September 30, 2023
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(788)	$(841)	$(1,629)	$(7,589)	$(2,368)	$(9,957)
Recoveries	878	457	1,335	1,911	1,626	3,537
Net charge-offs	$90	$(384)	$(294)	$(5,678)	$(742)	$(6,420)
Net charge-offs to average loans(1)	0.00%	0.07%	0.01%	0.06%	0.04%	0.06%

	Three months ended			Nine months ended
	September 30, 2022			September 30, 2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(1,086)	$(715)	$(1,801)	$(2,852)	$(2,415)	$(5,267)
Recoveries	605	609	1,214	1,723	2,022	3,745
Net charge-offs	$(481)	$(106)	$(587)	$(1,129)	$(393)	$(1,522)
Net charge-offs to average loans(1)	0.02%	0.02%	0.02%	0.01%	0.04%	0.02%

(1) Annualized

The following table summarizes the ACL activity by loan segment and the percentage of the LHFI portfolio that the related ACL covers as of the quarters ended (dollars in thousands):

	September 30, 2023			December 31, 2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
ACL	$113,237	$27,692	$140,929	$95,527	$28,916	$124,443
Loan %(1)	84.8%	15.2%	100.0%	84.3%	15.7%	100.0%
ACL to total LHFI	0.87%	1.20%	0.92%	0.78%	1.27%	0.86%

(1) The percentage represents the loan balance divided by total loans.

The increase in the ACL for the commercial loan segment is due to continued uncertainty in the macroeconomic outlook and the impact of loan growth throughout 2023.  The decrease in the consumer loan segment was primarily driven by the continued run off of the Company’s third-party lending and auto portfolios.

Deposits

As of September 30, 2023, total deposits were $16.8 billion, an increase of $854.8 million or 7.2% annualized from December 31, 2022. Total interest-bearing deposits consist of interest checking accounts, money market, savings, time deposit account balances, and brokered deposits. Total time deposit balances of $2.6 billion accounted for 20.93% of total interest-bearing deposits at September 30, 2023, compared to $1.8 billion and 16.3% at December 31, 2022.

The following table presents the deposit balances by major category as of the quarters ended (dollars in thousands):

	September 30, 2023		December 31, 2022
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Interest checking accounts	$5,055,464	30.1%	$4,186,505	26.3%
Money market accounts	3,472,953	20.7%	3,922,533	24.6%
Savings accounts	950,363	5.6%	1,130,899	7.1%
Customer time deposits of $250,000 and over	634,950	3.8%	405,060	2.5%
Other customer time deposits	2,011,106	12.0%	1,396,011	8.8%
Time Deposits	2,646,056	15.8%	1,801,071	11.3%
Total interest-bearing customer deposits	12,124,836	72.2%	11,041,008	69.3%
Brokered deposits	516,720	3.1%	7,430	—%
Total interest-bearing deposits	$12,641,556	75.3%	$11,048,438	69.3%
Demand deposits	4,144,949	24.7%	4,883,239	30.7%
Total Deposits (1)	$16,786,505	100.0%	$15,931,677	100.0%

(1) Includes estimated uninsured deposits of $5.4 billion and $6.3 billion as of September 30, 2023 and December 31, 2022, respectively, and collateralized deposits of $872.2 million and $951.9 million as of September 30, 2023 and December 31, 2022, respectively.

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions, and the Company utilizes this funding source as part of its overall liquidity management strategy. As of September 30, 2023 and December 31, 2022, the Company’s certificates of deposits included $111.0 million and $7.5 million, respectively, in purchased certificates of deposits.

Maturities of time deposits in excess of FDIC insurance limits as of September 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
3 Months or Less	$59,068	$14,225
Over 3 Months through 6 Months	129,139	36,907
Over 6 Months through 12 Months	60,842	88,410
Over 12 Months	27,902	53,666
Total	$276,950	$193,208

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

On March 27, 2020, the banking agencies issued an interim final rule that allows the Company to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.  The Company is allowed to include the impact of the CECL transition, which is defined as the CECL Day 1 impact to capital plus 25% of the Company’s provision for credit losses during 2020, in regulatory capital through 2021.  The Company elected to phase in the regulatory capital impact as permitted under the aforementioned interim final rule. The CECL transition amount is being phased out of regulatory capital over a three-year period that began in 2022 and ends in 2024.

The table summarizes the Company’s regulatory capital and related ratios for the periods presented (2) (dollars in thousands):

	September 30,	December 31,	September 30,
	2023	2022	2022
Common equity Tier 1 capital	$ 1,761,437	$ 1,684,088	$ 1,633,072
Tier 1 capital	1,927,793	1,850,444	1,799,428
Tier 2 capital	500,454	468,716	463,175
Total risk-based capital	2,428,247	2,319,160	2,262,604
Risk-weighted assets	17,719,845	16,930,559	16,393,301
Capital ratios:
Common equity Tier 1 capital ratio	9.94%	9.95%	9.96%
Tier 1 capital ratio	10.88%	10.93%	10.98%
Total capital ratio	13.70%	13.70%	13.80%
Leverage ratio (Tier 1 capital to average assets)	9.62%	9.42%	9.32%
Capital conservation buffer ratio (1)	4.88%	4.93%	4.98%
Common equity to total assets	10.72%	10.78%	10.60%
Tangible common equity to tangible assets (+)	6.45%	6.43%	6.11%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(2) All ratios and amounts at September 30, 2023 are estimates and subject to change pending the Company’s filing of its FR Y9-C. All other periods are presented as filed.

(+) Refer to “Non-GAAP Financial Measures” within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with GAAP.

For more information about our off-balance sheet obligations and cash requirements, refer to “Liquidity” within this Item 2.

NON-GAAP FINANCIAL MEASURES

In reporting the results as of and for the period ended September 30, 2023, the Company has provided supplemental performance measures on a tax-equivalent, tangible, operating, adjusted or pre-tax pre-provision basis. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest Income (FTE)
Interest and dividend income (GAAP)	$247,159	$171,156	$694,952	$458,367
FTE adjustment	3,744	3,842	11,198	10,755
Interest and dividend income (FTE) (non-GAAP)	$250,903	$174,998	$706,150	$469,122
Average earning assets	$18,462,505	$17,879,222	$18,264,957	$17,803,550
Yield on interest-earning assets (GAAP)	5.31%	3.80%	5.09%	3.44%
Yield on interest-earning assets (FTE) (non-GAAP)	5.39%	3.88%	5.17%	3.52%
Net Interest Income (FTE)
Net interest income (GAAP)	$151,941	$150,715	$457,469	$420,413
FTE adjustment	3,744	3,842	11,198	10,755
Net interest income (FTE) (non-GAAP)	$155,685	$154,557	$468,667	$431,168
Noninterest income (GAAP)	27,094	25,584	60,918	94,023
Total revenue (FTE) (non-GAAP)	$182,779	$180,141	$529,585	$525,191
Average earning assets	$18,462,505	$17,879,222	$18,264,957	$17,803,550
Net interest margin (GAAP)	3.27%	3.34%	3.35%	3.16%
Net interest margin (FTE) (non-GAAP)	3.35%	3.43%	3.43%	3.24%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	September 30,	December 31,	September 30,
	2023	2022	2022
Tangible Assets
Ending Assets (GAAP)	$20,736,236	$20,461,138	$19,950,231
Less: Ending goodwill	925,211	925,211	925,211
Less: Ending amortizable intangibles	21,277	26,761	29,142
Ending tangible assets (non-GAAP)	$19,789,748	$19,509,166	$18,995,878
Tangible Common Equity
Ending Equity (GAAP)	$2,388,801	$2,372,737	$2,281,150
Less: Ending goodwill	925,211	925,211	925,211
Less: Ending amortizable intangibles	21,277	26,761	29,142
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$1,275,956	$1,254,408	$1,160,440
Average equity (GAAP)	$2,446,902	$2,321,208	$2,436,999
Less: Average goodwill	925,211	925,211	925,211
Less: Average amortizable intangibles	22,342	27,909	30,347
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$1,332,993	$1,201,732	$1,315,085
Common equity to total assets (GAAP)	10.72%	10.78%	10.60%
Tangible common equity to tangible assets (non-GAAP)	6.45%	6.43%	6.11%
Book value per common share (GAAP)	$29.82	$29.68	$28.46

Adjusted operating measures exclude, as applicable, strategic cost saving initiatives (principally composed of severance charges related to headcount reductions, costs related to modifying certain third party vendor contracts, and charges for exiting certain leases), merger-related costs, a legal reserve associated with an ongoing regulatory matter previously disclosed, strategic branch closing and related facility consolidation costs (principally composed of real estate, leases and other assets write downs, as well as severance and expense reduction initiatives), loss on sale of securities, gain on sale-leaseback transaction, and gain on sale of DHFB. The Company believes these non-GAAP adjusted measures provide investors with important information about the continuing economic results of the organization’s operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Adjusted Operating Earnings & EPS
Net income (GAAP)	$54,017	$58,070	$144,911	$163,986
Plus: Strategic cost saving initiatives, net of tax	6,851	—	9,959	—
Plus: Merger-related costs, net of tax	1,965	—	1,965	—
Plus: Legal reserve, net of tax	—	—	3,950	—
Plus: Strategic branch closing and facility consolidation costs, net of tax	—	—	—	4,351
Less: Loss on sale of securities, net of tax	(21,799)	—	(32,384)	(2)
Less: Gain on sale-leaseback transaction, net of tax	21,883	—	21,883	—
Less: Gain on sale of DHFB, net of tax	—	—	—	7,984
Adjusted operating earnings (non-GAAP)	$62,749	$58,070	$171,286	$160,355
Less: Dividends on preferred stock	2,967	2,967	8,901	8,901
Adjusted operating earnings available to common shareholders (non-GAAP)	$59,782	$55,103	$162,385	$151,454

Weighted average common shares outstanding, diluted	74,999,128	74,705,054	74,943,999	75,034,084
Earnings per common share, diluted (GAAP)	$0.68	$0.74	$1.81	$2.07
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.80	$0.74	$2.17	$2.02

Adjusted operating noninterest expense excludes, as applicable, the amortization of intangible assets, strategic cost saving initiatives (principally composed of severance charges related to headcount reductions, costs related to modifying certain third party vendor contracts, and charges for exiting certain leases), merger-related costs, a legal reserve associated with an ongoing regulatory matter previously disclosed, strategic branch closing and related facility consolidation costs (principally composed of real estate, leases and other assets write downs, as well as severance and expense reduction initiatives), and adjusted operating noninterest income excludes, as applicable, loss on sale of securities, gain on sale-leaseback transaction, and gain on sale of DHFB. These measures are similar to the measures used by the Company when analyzing corporate performance and are also similar to the measure used for incentive compensation.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$108,508	$99,923	$322,442	$304,012
Less: Amortization of intangible assets	2,193	2,480	6,687	8,434
Less: Strategic cost saving initiatives	8,672	—	12,607	—
Less: Merger-related costs	1,993	—	1,993	—
Less: Legal reserve	—	—	5,000	—
Less: Strategic branch closing and facility consolidation costs	—	—	—	5,508
Adjusted operating noninterest expense (non-GAAP)	$95,650	$97,443	$296,155	$290,070
Noninterest income (GAAP)	$27,094	$25,584	$60,918	$94,023
Less: Loss on sale of securities	(27,594)	—	(40,992)	(2)
Less: Gain on sale-leaseback transaction	27,700	—	27,700	—
Less: Gain on sale of DHFB	—	—	—	9,082
Adjusted operating noninterest income (non-GAAP)	$26,988	$25,584	$74,210	$84,943

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Sensitivity

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Company’s ALCO is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Company’s Board of Directors reviews and approves the policies established by ALCO.

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of September 30, 2023, December 31, 2022, and September 30, 2022:

	Change In Net Interest Income
	September 30,	December 31,	September 30,
	2023	2022	2022
	%	%	%
Change in Yield Curve:
+300 basis points	7.26	11.73	16.70
+200 basis points	4.97	8.25	11.05
+100 basis points	2.66	4.65	5.54
Most likely rate scenario	—	—	—
-100 basis points	(1.64)	(3.18)	(4.99)
-200 basis points	(5.48)	(7.40)	(10.10)
-300 basis points	(9.72)	(12.21)	(17.24)

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

From a net interest income perspective, the Company was less asset sensitive as of September 30, 2023, compared to its position as of September 30, 2022. This shift is in part due to the changing market characteristics of certain loan and deposit products and in part due to various other balance sheet strategies. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price more quickly than interest-bearing deposits.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended September 30, 2023, December 31, 2022, and September 30, 2022:

	Change In Economic Value of Equity
	September 30,	December 31,	September 30,
	2023	2022	2022
	%	%	%
Change in Yield Curve:
+300 basis points	(8.54)	(12.32)	(6.21)
+200 basis points	(5.89)	(8.41)	(4.44)
+100 basis points	(3.06)	(4.25)	(2.49)
Most likely rate scenario	—	—	—
-100 basis points	2.94	3.55	1.29
-200 basis points	3.38	6.41	1.95
-300 basis points	2.25	5.71	(0.75)

As of September 30, 2023, the Company’s economic value of equity is generally less asset sensitive in a rising interest rate environment compared to its position as of September 30, 2022 primarily due to the composition of the Consolidated Balance Sheets and due in part to the pricing characteristics and assumptions of certain deposits.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

Management has taken measures to maintain the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023. There have been no changes during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Except as set forth in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, filed with the SEC on May 4, 2023 and August 3, 2023, respectively, and incorporated herein by reference, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K.

An investment in our securities involves risks. In addition to the other information set forth in this Quarterly Report, including the information addressed under “Forward-Looking Statements,” investors in our securities should carefully consider the risk factors discussed in our 2022 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and June 30, 2023. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations, and capital position and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of our securities could decline.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

As of September 30, 2023, the Company does not have an authorized share repurchase program.

The following information describes the Company’s common stock repurchases for the three months ended September 30, 2023:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
July 1 - July 31, 2023	5,006	30.65	—	—
August 1 - August 31, 2023	630	29.93	—	—
September 1 - September 30, 2023	438	30.06	—	—
Total	6,074	30.53	—

_________________________________________

(1) For the three months ended September 30, 2023, 6,074 shares were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

ITEM 5 – OTHER INFORMATION

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.1

Agreement for Purchase and Sale of Real Property, dated September 20, 2023, by and between Atlantic Union Bank and Blue Owl AUB Owner LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2023)*

10.2	Schedule of Atlantic Union Bankshares Corporation Non-Employee Director Compensation

15.1	Letter regarding unaudited interim financial information.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended September 30, 2023 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

*  Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K, as applicable. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: November 2, 2023	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: November 2, 2023	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)