Form 10-K
period 2023-12-31
Atlantic Union Bankshares Corp
filed 2024-02-22
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39325

ATLANTIC UNION BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1598552
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4300 Cox Road, Glen Allen, Virginia 23060

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $1,928,301,553 based on the closing share price on that date of $25.95 per share.

The number of shares of common stock outstanding as of February 14, 2024 was 75,084,066.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-K

i

Glossary of Acronyms and Defined Terms

Access	–	Access National Corporation and its subsidiaries
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALCO	–	Asset liability management committee
ALLL	–	Allowance for loan and lease losses, a component of ACL
American National	–	American National Bankshares Inc.
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
AUB	–	Atlantic Union Bankshares Corporation
the Bank	–	Atlantic Union Bank
BHCA	–	Bank Holding Company Act of 1956, as amended
BOLI	–	Bank-owned life insurance
bps	–	Basis points
BSA/AML	–	Bank Secrecy Act/Anti-Money Laundering regulations
BTFP	–	Bank Term Funding Program
CAMELS	–	Capital adequacy, asset quality, management, earnings, liquidity, and sensitivity
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
the Company	–	Atlantic Union Bankshares Corporation and its subsidiaries
CRA	–	Community Reinvestment Act of 1977
depositary shares	–	Depositary shares, each representing a 1/400th ownership interest in a share of the
Company’s Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)
DHFB	–	Dixon, Hubard, Feinour & Brown, Inc.
DIF	–	Deposit Insurance Fund
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per common share
ESG	–	Environmental, social, and governance
ESOP	–	Employee Stock Ownership Plan
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FDIA	–	Federal Deposit Insurance Act
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FHLMC	–	Federal Home Loan Mortgage Corporation
FinCEN	–	Financial Crimes Enforcement Network
FNB	–	FNB Corporation
FNMA	–	Federal National Mortgage Association
FOMC	–	Federal Open Market Committee
FTE	–	Fully taxable equivalent
GAAP	–	Accounting principles generally accepted in the United States
GNMA	–	Government National Mortgage Association
GSE	–	Government-sponsored enterprise
HTM	–	Held to maturity
ICE	–	Intercontinental Exchange Data Services
LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
LIBOR	–	London Interbank Offered Rate
MBS	–	Mortgage-Backed Securities
merger agreement	–	Agreement and Plan of Merger dated July 24, 2023 by and between Atlantic Union
Bankshares Corporation and American National Bankshares Inc.
MFC	–	Middleburg Financial Corporation

NOL	–	Net operating loss
NPA	–	Nonperforming assets
NYSE	–	New York Stock Exchange
OCI	–	Other comprehensive (loss) income
OFAC	–	Office of Foreign Assets Control
OREO	–	Other real estate owned
PCA	–	Prompt Corrective Action
PCD	–	Purchased credit deteriorated
PSU	–	Performance stock unit
ROU asset	–	Right of Use Asset
RPAs	–	Risk Participation Agreements
RSA	–	Restricted stock award
SBA	–	Small Business Administration
SEC	–	U.S. Securities and Exchange Commission
Securities Act	–	Securities Act of 1933, as amended
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SOFR	–	Secured Overnight Financing Rate
TDR	–	Troubled debt restructuring
TLM	–	Troubled loan modification
VCDPA	–	Virginia Consumer Data Protection Act
VFG	–	Virginia Financial Group, Inc.
VIE	–	Variable Interest Entity
VOE	–	Voting Interest Entity
Virginia SCC	–	Virginia State Corporation Commission

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding our expectations with regard to our business, financial and operating results, including our deposit base and funding and the impact of future economic conditions, anticipated changes in the interest rate environments and the related impacts on our net interest margin, changes in economic conditions, management’s belief regarding liquidity and capital resources, the expected impact of our cost saving measures initiated in the second quarter of 2023, and the expected impact of our balance sheet restructuring in the first and third quarters of 2023, statements regarding our pending merger with American National, and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “seek to,” “opportunity,” “potential,” “continue, “confidence” or words of similar meaning or other statements concerning opinions or judgment of our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

●	market interest rates and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs, and our loan and securities portfolios;
●	inflation and its impacts on economic growth and customer and client behavior;
●	adverse developments in the financial industry generally, such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which we operate and which our loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth;
●	the failure to close our previously announced merger with American National when expected or at all because required regulatory approvals and other conditions to closing are not received or satisfied on a timely basis or at all, and the risk that any regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger;
●	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
●	any change in the purchase accounting assumptions used regarding the American National assets acquired and liabilities assumed to determine the fair value and credit marks, particularly in light of the current interest rate environment;
●	the possibility that the anticipated benefits of the proposed merger with American National, including anticipated cost savings and strategic gains, are not realized when expected or at all;
●	the proposed merger with American National being more expensive or taking longer to complete than anticipated, including as a result of unexpected factors or events;
●	the diversion of management’s attention from ongoing business operations and opportunities due to the proposed merger with American National;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed merger with American National;
●	the dilutive effect of shares of the Company’s common stock to be issued at the completion of the proposed merger with American National;
●	changes in the Company’s or American National’s share price before closing;
●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	the quality or composition of our loan or investment portfolios and changes therein;

●	demand for loan products and financial services in our market areas;
●	our ability to manage our growth or implement our growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	our ability to recruit and retain key employees;
●	changes in accounting principles, standards, rules, and interpretations, and the related impact on our financial statements;
●	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by changing economic conditions, credit concentrations, inflation, changing interest rates, or other factors;
●	our liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of our credit processes and management of our credit risk;
●	our ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	operational, technological, cultural, regulatory, legal, credit, and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash considerations;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as pandemics), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of our borrowers to satisfy their obligations to us, on the value of collateral securing loans, on the demand for our loans or our other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on our liquidity or capital positions, on risks posed by reliance on third-party service providers, or on other aspects of our business operations and on financial markets and economic growth;
●	performance by our counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements;
●	actual or potential claims, damages, and fines related to litigation or government actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
●	the effects of changes in federal, state or local tax laws and regulations;
●	any event or development that would cause us to conclude that there was an impairment of any asset, including intangible assets, such as goodwill; and
●	other factors, many of which are beyond our control.

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

Risks Related to Our Lending Activities

●	Our ACL may be insufficient to absorb credit losses in our loan portfolio.
●	Events that negatively impact the real estate market could hurt our business.
●	Our loan portfolio contains commercial real estate, construction and development loans and commercial and industrial loans, which may expose us to additional credit risks, and may adversely affect our results of operations and financial condition.
●	The loans we make through federal programs are dependent on the federal government’s continuation and support of these programs and on our compliance with program requirements.
●	We use independent appraisals and other valuation techniques in evaluating and monitoring loans secured by real estate and other real estate owned, which may not accurately describe the net value of the asset.
●	If we fail to effectively manage credit risk, our business and financial condition will suffer.
●	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.
●	Nonperforming assets may adversely affect our business, results of operations, and financial condition.
●	Our mortgage revenue is cyclical and sensitive to interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our profits, and we may be required to repurchase mortgage loans or indemnify buyers against losses, which could harm our liquidity, results of operations and financial condition.
●	We are subject to environmental risks.

Risks Related to Our Business, Industry, Markets and Market Interest Rates

●	Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, developments impacting the financial services industry specifically and economic conditions.
●	We may not be able to maintain a strong core deposit base or access other low-cost funding sources.
●	We face substantial competition that could adversely affect our growth and/or operating results.
●	Consumers may increasingly decide not to use banks to complete their financial transactions, which could have a material adverse effect on our financial condition and results of operations.
●	Changes in interest rates could adversely affect our income and cash flows.
●	We may incur losses if asset values decline, including due to changes in interest rates and prepayment speeds.

Risks Related to Our Operations

●	A failure and/or breach of our operating or securities systems or infrastructure, or those of our third-party providers, including as a result of cyber-attacks, could disrupt our business, result in disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
●	We face information security risks that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.
●	Failure to complete our proposed merger with American National could negatively impact us.
●	Regulatory approvals for our proposed merger with American National may not be received, may take longer than expected or may impose conditions that are not presently anticipated, cannot be met, or that could have an adverse effect on the combined company following the merger.
●	Combining the Company and American National may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits and cost savings of the merger.
●	Interest rate volatility may adversely impact the fair value adjustments of investments and loans acquired in our proposed merger with American National.
●	Shareholder litigation could prevent or delay the completion of our proposed merger with American National or otherwise negatively impact our business, financial condition and results of operations.
●	Our business strategy includes continued growth, and our financial condition and results of operation could be negatively affected if we fail to grow or fail to manage our growth effectively.
●	We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute shareholder value.
●	The carrying value of goodwill and other intangible assets may be adversely affected.
●	Our risk-management framework may not be effective in mitigating risks and/or losses.

●	We could be adversely affected if our design, implementation, or use of models in our business and operations is flawed.
●	Failure to keep pace with technological change could adversely affect our business and competitive position, and we may experience operational challenges when implementing new technologies.
●	The implementation of new lines of business or new products and services may subject us to additional risk.
●	Our business could be adversely affected by the operational functions of such counterparties over which we have limited or no control that provide key components of our infrastructure.
●	Our financial condition could be adversely affected if we rely on misleading information.
●	We are subject to losses due to errors, omissions or fraud by our employees, clients, counterparties, or others.
●	If we are unable to attract, retain, develop, and motivate our human capital, our business, results of operations, and prospects could be adversely affected.
●	Our internal controls and procedures may fail or be circumvented, which could have a material adverse effect on our business, financial condition, and results of operation.
●	Our business needs and future growth may require additional capital, which may not be available or may be dilutive.
●	We are or may become involved from time to time to various claims and lawsuits or information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences, including expenses and ultimate exposures that cannot be ascertained.
●	We may not be able to generate sufficient taxable income to fully realize our deferred tax assets.

Risks Related to the Regulatory Environment

●	We are subject to extensive regulation that could limit or restrict our activities.
●	Current and to-be-effective laws and regulations addressing consumer privacy and data use and security could increase our costs and failure to comply with such laws and regulation could impact our business, financial condition, and reputation.
●	If we fail to maintain sufficient capital, our financial condition, liquidity, and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.
●	New regulations and new approaches to regulation or enforcement by the CFPB could adversely impact us.
●	Any deemed deficiency by the Bank with respect to the Bank Secrecy Act and other anti-money laundering regulations could result in significant liability and have a material adverse effect on our business strategy.
●	We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties and other sanctions.
●	The Federal Reserve may require us to commit capital resources to support the Bank.

Risks Related to Our Securities

●	Our ability to pay dividends is limited, and we may be unable to pay dividends in the future.
●	The trading volumes in our common stock may not provide adequate liquidity for investors.
●	Future capital needs could result in dilution of shareholder investment and could adversely affect the market price of our common stock and preferred stock (or depositary shares).
●	Holders of our indebtedness and depositary shares have senior rights to those of our common shareholders.
●	Our governing documents and certain provisions of Virginia law could have an anti-takeover affect and may delay, make more difficult or prevent an attempted acquisition of the Company that you may favor.
●	Our stock price may be volatile, which could result in losses to our investors and litigation against us.

General Risk Factors

●	Failure to maintain our reputation may materially adversely affect our performance.
●	Changes in accounting standards could impact reported earnings.
●	We are subject to risks associated with climate change and other weather and natural disaster impacts.
●	We are subject to environmental, social and governance risks that could adversely affect our reputation, the trading price of our common stock and/or our business, operations, and earnings.

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

The Bank is headquartered in Richmond, Virginia and, as of December 31, 2023, operated 109 branches and 123 ATMs located throughout Virginia, and portions of Maryland and North Carolina. In addition, our non-bank financial services affiliates include Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

At December 31, 2023, we had approximately $21.2 billion in assets, $15.6 billion in LHFI (net of deferred fees and costs), $16.8 billion in deposits, and $2.6 billion in stockholders’ equity.

Recent Developments

On July 24, 2023, the Company and American National entered into a merger agreement. Under the merger agreement, American National will merge with and into the Company, with the Company continuing as the surviving entity. Immediately following the merger, American National Bank and Trust Company will merge with and into the Bank, with the Bank continuing as the surviving bank. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of American National common stock will be converted into the right to receive 1.35 shares of the Company’s common stock. The merger agreement was unanimously approved by the boards of directors of the Company and American National, and is subject to customary closing conditions, including receipt of required regulatory approvals. American National shareholders approved the merger agreement at a special shareholder meeting held on November 14, 2023. The proposed merger is expected to close in the second quarter of 2024.

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

Principal Products and Services

We are a full-service bank offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit, and other depository services, as well as loans for commercial, industrial, residential mortgage, and consumer purposes. We also offer wealth management and trust services to individuals and corporations. In addition, through our wholly owned subsidiaries, we offer equipment financing services, and insurance products. Our customers have access to our products and services in-person via our full-service branches and ATMs, and virtually through our mobile and internet banking services. We strive to provide a differentiated customer experience that is authentically human and digital forward.

Lending Activities. Our loan portfolio consists primarily of commercial, industrial, residential mortgage, and consumer loans. A substantial portion of our loan portfolio is represented by commercial and residential real estate loans (including acquisition and development loans and residential construction loans). The ability of our borrowers to honor their loan contracts is dependent on the real estate market and general economic conditions in those markets, as well as other factors. The majority of our commercial real estate and industrial loans are made to customers in Virginia, Maryland, North Carolina, and South Carolina.

Mortgage Banking. Our mortgage division, Atlantic Union Home Loans, originates the majority of our residential mortgage loans to borrowers nationwide, largely with the intent to sell such loans into the secondary mortgage markets. We also originate certain mortgage loans to our customers within our branch footprint to hold for investment.

Equipment Finance. We provide equipment financing to commercial and corporate customers nationwide through Atlantic Union Equipment Finance, Inc. a wholly-owned subsidiary of the Bank. Atlantic Union Equipment Finance provides financing for a wide array of equipment types, including marine, tractors, trailers, buses, construction, manufacturing, and medical.

Wealth Management, Trust and Insurance. We offer a wide variety of financial planning, wealth management and trust services to individuals and corporations, which allows us to reach new customers and expand product offerings to our existing loan and deposit customers. We offer financial planning, trust and investment management, and retirement planning services through our team of experienced financial advisors. Through Atlantic Union Financial Consultants, LLC, we offer brokerage services and execute securities transactions through Raymond James Financial Services, Inc., an independent broker dealer.

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

Deposit Products and Treasury Services. Our primary source of funds for our lending and investment activities are our deposit products. We provide both commercial and consumer customers a diverse array of deposit products, including checking accounts, savings accounts, and certificates of deposit, among others. Our deposits are primarily made to customers based in Virginia and portions of Maryland and North Carolina. In addition, we provide our customers a suite of products and services including, among others, credit cards (through an arrangement with Elan Financial Services), treasury management services, and capital market services.

SEGMENTS

We operate through two reportable operating segments: Wholesale Banking and Consumer Banking, with corporate support functions such as corporate treasury and others included in Corporate Other.

Our Wholesale Banking segment provides loan, leasing, and deposit services, as well as treasury management, SBA lending and capital market services to our wholesale customers primarily throughout Virginia, Maryland, North Carolina, and South Carolina. These customers include commercial real estate and commercial and industrial customers. This segment also includes our equipment finance subsidiary, Atlantic Union Equipment Finance, which has nationwide exposure. The private banking and trust businesses also reside in the Wholesale Banking segment.

Our Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes our home loan division and our investment management and advisory services businesses.

EXPANSION AND STRATEGIC ACQUISITIONS

We have expanded our market area and increased our market share through a combination of organic growth (internal growth and de novo expansion) and strategic mergers and acquisitions. To date, our strategic acquisitions have included whole bank acquisitions, branch and deposit acquisitions, purchases of existing branches from other banks, and registered investment advisory firms. Our merger and acquisition strategy has focused on institutions that are a strong cultural fit and that are consistent with our philosophy of soundness, profitability, and growth.

We expect to continue to assess future strategic opportunities based on market and other conditions, applying a number of criteria, including transactions that:

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

HUMAN CAPITAL RESOURCES

We continuously seek to balance our commitments to our key stakeholders: our teammates, customers, shareholders, regulators, and communities. In order to accomplish this, it is crucial that we continue to attract and retain talent who desire to enrich the lives of the people and communities that we serve. To facilitate talent attraction and retention, we strive to create an inclusive, diverse, safe, and healthy workplace, that provides opportunities for our teammates to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs.

Employee Profile

As of December 31, 2023, we had 1,804 full-time equivalent employees (who we refer to as “teammates”). None of our teammates are represented by a union or covered under a collective bargaining agreement.

As of December 31, 2023, our workforce was comprised of approximately 65% women and 22% self-identified minorities, and the average tenure of our teammates was 7.5 years.

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

Our core values serve as the foundation for how we behave and operate as an organization and will influence our future success. Our core values include being:

●	Caring. Working together toward common goals, acting with kindness, respect, and a genuine concern for others.
●	Courageous. Speaking openly, honestly and accepting our challenges and mistakes as opportunities to learn and grow.
●	Committed. Driven to help our clients, teammates and Company succeed, doing what is right and accountable for our actions.

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

Compensation and Benefits

Our compensation programs are designed to attract, retain, and motivate high performing talent and provide market aligned pay programs in support of our business strategies. Our compensation programs are tied to both individual and corporate performances. In addition, we use the services of compensation consultants to advise us on compensation practices and to regularly benchmark our compensation and benefits program against our peers. Our compensation policies and procedures are designed to seek to ensure proper governance and acceptable levels of risk. Individual teammate total pay is influenced by the nature and scope of the job, what other employers pay for comparable jobs, experience, and individual performance. We have established minimum wage levels for all jobs through a formal salary structure that sets a defined salary range for each position. We also offer annual merit-based salary increases to eligible teammates.

Approximately 69% of our teammates are provided with an incentive opportunity under a formal incentive plan with measurable goals and metrics. All incentive programs have both upside and downside potential and are linked to both the individual’s and our performances. Teammates who are not eligible for an incentive plan are eligible to receive cash profit sharing based on our overall financial performance.

We believe that our teammates are best able to deliver a great customer experience if they feel healthy and secure. We offer a variety of benefit programs that flex to meet the needs of our diverse and multigenerational population, as we strive for a differentiated and personalized experience and to deliver what is most important to teammates throughout the various stages of their lives and careers. We share in the benefit costs with teammates in a way that supports mutual fiscal responsibility, and we seek to assist our teammates in managing health care costs through programs that focus on wellness improvement and appropriate use of health care services. Our benefits programs include healthcare and insurance benefits, various paid time off programs (inclusive of parental leave for both birth and non-birth parents), a 401(k) Plan that includes both a Company match and Company contributions to an Employee Stock Ownership Plan, flexible work arrangements, Employee Assistance Programs, and tuition expense reimbursements. We also offer a holistic wellbeing program that provides opportunities for teammates to earn financial incentives by participating in wellness activities designed to build and sustain healthy habits.

Talent Development and Training

We believe our human capital is our most important asset, and we are committed to investing in the growth and development of our teammates. We have a performance development program that encourages teammate development through informal mentoring and ongoing conversations with their supervisors to seek to align our business objectives with our teammates’ personal development and career aspirations. Our performance development program is very important to delivering business results and helps gain greater alignment between strategic goals and individual goals. This program operates on an annual basis and begins with each teammate setting their own individual goals and development plans and ends with an annual review. Teammates are encouraged to take ownership of their development and seek guidance from their managers on goals and development areas.

We also provide training opportunities to foster teammate growth and development, enhance teammate skillsets, and prepare teammates to be successful in their roles. For example, we offer specific, targeted training to all new hires. In addition to professional development, role-based, and regulatory/compliance training, we also offer training resources on the following subjects, among others: anti-bribery; anti-money-laundering; information security; leadership; diversity, equity, inclusion, and belonging; policies/procedures; ethics; product training; technical/systems; and compensation/benefits. We also offer an enterprise development program, Emerge, intended to engage and retain high potential talent and broaden career mobility within and across lines of business. We emphasize succession planning and provide executive development initiatives designed to cultivate the capabilities of our senior-level talent. We are committed to cultivating these programs to fortify a robust talent pipeline, allow for continuous growth and support effective leadership transitions.

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

Diversity, Equity, Inclusion, and Belonging

We are committed to hiring diverse talent and fostering, cultivating, and preserving a culture of diversity, equity, inclusion, and belonging. We believe that the collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities, and talent that our teammates invest in their work represents a significant part of not only our culture, but our reputation and achievement. We strive to foster a culture and workplace that, among other things, is inclusive and welcoming, treats everyone with respect and dignity, promotes people on their merits, and promotes diversity of thoughts, ideas, perspective, and values. Our Board believes that diversity contributes to the overall effectiveness of the Board and generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, ethnicity, sexual orientation, education, age, work experience, professional skills, geographic location and other qualities or attributes that contribute to Board heterogeneity. We have a Diversity, Equity, Inclusion, and Belonging Council, which we refer to as our DEIB Council, co-chaired by the Bank’s Chief Executive Officer and the Bank’s Chief Human Resources Officer and includes a cross-functional group of teammates from diverse backgrounds, that manages our efforts to create a more diverse, equitable, and inclusive workplace.

We also have provided Employee Resource Groups, which we welcome all teammates and allies to join. Our current Employee Resource Groups include the Women’s Inclusion Network; Allies of Individuals Differently Abled; AUB Gets Vets; AUB Out & Proud; Caring for Caregivers; and Black Teammates United in Leadership and Development, all of which offer professional development opportunities such as mentoring, skill building and partnering to acquire talent and meet business goals.

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

In addition, non-bank competitors are increasingly offering products and services that traditionally were only offered by banks. Many of these non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks, which may allow them to offer greater lending limits and certain products and services that we do not provide.

We believe our community focused banking framework and philosophy provides us with a competitive advantage, particularly with regard to larger national and regional institutions, allowing us to compete effectively. Additionally, our attention to incorporating digital technology has made it possible for us to provide our customers with electronic, mobile, and internet-based financial solutions, such as online deposit accounts and electronic payment processing. Our deposit market share in Virginia was 5.3% of total bank deposits as of June 30, 2023, making us the largest regional bank headquartered in Virginia at that time.

ECONOMY

The economies in our market areas are diverse and include local and federal government, military, agriculture, and manufacturing. Based on Virginia Employment Commission data, the state’s seasonally adjusted unemployment rate was 3.0% as of December 31, 2023 and 2022 and continued to be below the national rate of 3.7% at December 31, 2023.

Our operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In an effort to curb inflation, throughout 2022 and 2023, the Federal Reserve increased the Federal Funds target rate to its current range of 5.25% to 5.50%. While inflation has eased in 2023, it remains elevated. The FOMC has noted that it will continue to assess additional information and its implications for monetary policy, and in determining future actions with respect to the target rates, the FOMC will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments. Generally, we expect to benefit from a rising rate environment given our interest rate risk profile; however, rising interest rates may have an adverse impact on the ability of our borrowers with floating rate loans to repay their loans. Additionally, rising rates may have an adverse impact on our deposit and borrowing costs. A decrease in interest rates may have an adverse impact on our net interest income if our asset yields reprice faster than our deposits or if we are not able to reduce our deposit rates in a declining rates scenario.

Our management continues to consider the current economic environment and potential future economic conditions, including the threat of an economic recession on our performance, while also seeking to address nonperforming assets, control costs, and work with borrowers to mitigate and protect against risk of loss. Our management also continues to review the pricing of our products and services, in light of current and expected costs due to inflation, to seek to mitigate the inflationary impact on our financial performance.

SUPERVISION AND REGULATION

We are extensively regulated under both federal and state laws. The following description briefly describes certain aspects of those regulations that are material to us and does not purport to be a complete description of all regulations, or aspects of those regulations, that affect us. To the extent statutory or regulatory provisions or proposals are described in this Form 10-K, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals. Proposals to change the laws, regulations, and policies governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us, are difficult to ascertain. In addition to laws and regulations, bank regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to us. A change in applicable laws, regulations, or regulatory guidance, or in the manner such laws, regulations or regulatory guidance are interpreted by regulatory agencies or courts, may have a material adverse effect on our business, operations, and earnings. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors and customers, the deposit insurance fund and the U.S. banking and financial system rather than shareholders.

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the global financial crisis of 2008, and more recently in light of other factors such as continued turmoil and stress in the financial markets, technological factors, market changes, and increased scrutiny of proposed bank mergers and acquisitions by federal and state bank regulators. As described in further detail below, we are subject to additional regulatory requirements because we have over $10 billion in consolidated assets. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations.

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

Permitted Activities. The permitted activities of a bank holding company are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies, such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve), without prior approval of the Federal Reserve. Activities that are financial in nature include, but are not limited to, securities underwriting and dealing, insurance underwriting, and making merchant banking investments.

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

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Bank – Capital Requirements.” Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid by the Bank to the Company.

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

The Bank

General. The Bank is chartered by the Commonwealth of Virginia and is supervised and regularly examined by the Virginia SCC. The Bank, as a member of the Federal Reserve System, is also supervised and regularly examined by the Federal Reserve. The Bank is also subject to regulation by the CFPB, as an institution with more than $10 billion in assets. The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted, and location of offices. Certain of these laws and regulations are referenced above under “The Company”.

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

In October 2023, the Federal Reserve issued proposed rules that would reduce the maximum permissible interchange fee cap. The proposed rules would also adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on data received by the Federal Reserve in biennial surveys of covered financial institutions.

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

Under these risk-based capital requirements of the Federal Reserve, the Company and the Bank are required to maintain the following to be considered adequately capitalized: (i) a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%, (ii) a minimum ratio of Tier 1 capital (which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities) as well as retained earnings, less certain intangibles and other adjustments) to risk-weighted assets of at least 6.0%, and (iii) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%. These capital requirements provide that “Tier 2 capital” consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance.

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

The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Company were 10.76%, 9.84% and 13.55%, respectively, as of December 31, 2023, thus exceeding the minimum requirements for “well capitalized” status. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Bank were 12.48%, 12.48%, and 13.15%, respectively, as of December 31, 2023, also exceeding the minimum requirements for “well capitalized” status.

Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines require a minimum Tier 1 leverage ratio of 3.0% for advanced approach banking organizations; all other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4.0%. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for PCA, its Tier 1 leverage ratio must be at least 5.0%. Banking organizations that have experienced internal growth or made acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2023, the Tier 1 leverage ratios of the Company and the Bank were 9.63% and 11.16%, respectively, well above the minimum requirements.

The Federal Reserve’s final rules prescribe a standardized approach for risk weightings for a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

The Federal Reserve’s regulatory capital rules also provide that the Company’s trust preferred securities qualify as Tier 2 capital. The Company has $143.5 million of trust preferred securities outstanding and approximately $21.2 billion in assets as of December 31, 2023.

In July 2023, the Federal Reserve Board and the FDIC issued proposed rules to implement the final components of the Basel III agreement, often known as the “Basel III endgame.” These proposed rules contain provisions that apply to banks with $100 billion or more in total assets and that will significantly alter how those banks calculate risk-based assets. These proposed rules do not apply to holding companies or banks with less than $100 billion in assets, such as the Company and the Bank, but the final impacts of these rules cannot yet be predicted.

On August 26, 2020, the federal bank regulatory agencies adopted a final rule that allowed the Company to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company elected to phase in the regulatory capital impact as permitted under this final rule. The CECL transition amount is being phased out of regulatory capital over a three-year period that began in 2022 and ends in 2024. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “Capital Resources” of this Form 10-K for information regarding the impact of this final rule on the Company’s regulatory capital.

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

The FDIC has adopted a large-bank pricing assessment structure, set a target “designated reserve ratio” of 2% for the DIF, and in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2% and 2.5%. An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS composite rating, which is the rating system bank supervisory authorities use to rate financial institutions and is subject to further adjustments including related to levels of unsecured debt and brokered deposits. At December 31, 2023, total base assessment rates for institutions that have been insured for at least five years with assets of $10 billion or more range from 2.5 to 42 bps. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 bps, beginning in the first quarterly assessment period of 2023. This increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches 1.35% by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2%. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%.

In November 2023, the FDIC approved a special assessment to recover the loss to the DIF associated with the closures of Silicon Valley Bank and Signature Bank in early 2023. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The special assessment will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods beginning with the first quarterly assessment period in 2024, with the first payment due on June 28, 2024.

For the years ended December 31, 2023, 2022, and 2021, we incurred deposit insurance assessment expenses of $18.0 million, $8.3 million, and $7.8 million, respectively. The 2023 expense includes the impact of the 2 bps initial base deposit insurance assessment rate increase, effective the first quarter of 2023, as well as $3.4 million attributable to the FDIC’s special assessment described above.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2023.

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

On October 24, 2023, the federal bank regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (i) to encourage banks to expand access to credit, investment, and banking services in low to moderate income communities; (ii) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (iii) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (iv) to tailor CRA evaluations and data collection to bank size and type, recognizing that differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rule’s requirements will be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. The Bank is evaluating the expected impact of the modified CRA regulations.

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

Data privacy and data protection are areas of increasing state legislative focus. In March 2021, the Governor of Virginia signed into law the VCDPA, which went into effect on January 1, 2023. The VCDPA grants Virginia residents the right to access, correct, delete, know, and opt-out of the sale and processing for targeted advertising purposes of their personal information, similar to the protections provided by similar consumer data privacy laws in California and in Europe. The VCDPA also imposes data protection assessment requirements and authorizes the Attorney General of Virginia to enforce the VCDPA but does not provide a private right of action for consumers. The Bank is exempt from the VCDPA, but certain third-party vendors of the Company or the Bank are subject to the VCDPA, which could negatively impact the products or services that we obtain from those vendors.

Required Disclosure of Customer Information. We are also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act added additional regulations to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, impose standards for verifying customer identification at account opening, and require financial institutions to establish anti-money laundering programs. Regulations adopted under the Bank Secrecy Act impose on financial institutions customer due diligence requirements, and the federal banking regulators expect that customer due diligence programs will be integrated within a financial institution’s broader BSA/AML compliance program. The OFAC, which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account, or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account and report it to OFAC.

In December 2020, Congress enacted the National Defense Authorization Act for fiscal year 2021. Among its many provisions, the National Defense Authorization Act includes the Anti-Money Laundering Act of 2020 and the related Corporate Transparency Act of 2019. The Corporate Transparency Act is a significant update to federal BSA/AML regulations that aims to eliminate the use of shell companies that facilitate the laundering of criminal proceeds and, for that purpose, directs FinCEN to establish and maintain a national registry of beneficial ownership information for corporate entities. Specifically, corporations and limited liability companies (subject to certain exceptions) must disclose to FinCEN their beneficial owners – defined as an individual who, directly or indirectly, exercises substantial control over the entity or owns or controls not less than 25% of the ownership interests of the entity. Beneficial ownership must be disclosed at the time of company formation and upon a change in ownership. The national registry will be confidential; the Corporate Transparency Act contains criminal penalties for non-compliance as well as for unauthorized disclosure of reported information. On September 29, 2022, FinCEN issued a final rule to implement the beneficial ownership reporting requirements of the Corporate Transparency Act, which became effective January 1, 2024.

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). As implied by the federal bank regulatory agencies, the final rule prohibits banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The rule also requires each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to the Company and the Bank. The Economic Growth, Regulatory Relief, and Consumer Protection Act and subsequent promulgation of inter-agency final rules have aimed at simplifying and tailoring requirements related to the Volcker Rule, including by eliminating collection of certain metrics and reducing the compliance burdens associated with other metrics for banks with less than $20 billion in average trading assets and liabilities. Due to the changing regulatory landscape, we will continue to evaluate the implications of the Volcker Rule on our investments.

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, garnishment and other creditor laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. If we fail to comply with these laws and regulations, we may be subject to various penalties or enforcement actions. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for our proposed merger or acquisition transactions.

The Dodd-Frank Act centralized responsibility for consumer financial protection with the CFPB, giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets. The Company and the Bank are subject to federal consumer protection rules enacted by the CFPB and the Bank is subject to examination by the CFPB.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. On January 17, 2024, the CFPB issued a notice of proposed rulemaking that would amend Regulation E and Regulation Z, which implement the Truth in Lending Act, and treat discretionary overdraft services offered by financial institutions with more than $10 billion in assets as credit. As a result, in connection with such discretionary overdraft services, consumers would receive new disclosures and would be evaluated for their ability to repay the obligation. The proposed rule would exempt “courtesy” overdraft services, which are services where the overdraft fee covers only the break-even cost of the service or falls within a CFPB-prescribed break-even cost. Fees charged in excess of break-even overdraft costs would be treated as finance charges. The comment period for the proposed rule closes on April 1, 2024, and the CFPB anticipates that a final rule will take effect by October 1, 2025. We are continuing to evaluate the potential impacts of this proposal.

On October 19, 2023, the CFPB issued a notice of proposed rulemaking to implement Section 1033 of the Dodd-Frank Act, which requires covered financial institutions to make consumer data about financial services and products more readily available to consumers and authorized third parties. The proposed rule adds consumer protection obligations on financial institutions and third parties authorized by the consumer to collect and use that data. Financial institutions would be responsible for making specified information available through an electronic interface including 24 months of transactional data available, account information (e.g., account balance, upcoming bills, basic account verification) information to initiate payment to and from accounts, and terms and conditions under which the account or card was provided. The comment period for the proposed rule closed at the end of 2023. The CFPB has not announced the timing for issuing the final rule.

On March 30, 2023, the CFPB issued the Small Business Lending Rule, which amends provisions of the Equal Credit Opportunity Act to require covered financial institutions, including the Bank, to collect and report certain data in connection with credit applications made by small businesses, including women- or minority-owned small businesses. The CFPB will create a comprehensive public database of small business lending practices (those with $5 million in gross annual revenue for the preceding year) with information aggregated from covered financial institutions. The final rule contains additional requirements beyond small business lending data collection and reporting including that financial institutions restrict access to demographic information about the principals of the small business to an employee involved in making any determination concerning the applicant’s credit application. The CFPB used staggered compliance dates for initiating data collection divided into three tiers depending on the number of covered originations with the first beginning on October 1, 2024. The compliance dates have been delayed while the Supreme Court decides a separate case determining the CFPB’s funding structure. We are working to comply with the provisions of the Small Business Lending Rule to meet the revised compliance dates pending the Supreme Court’s decision.

The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial laws in order to impose a civil penalty or injunction. Further, regulatory positions taken by the CFPB may influence how other regulatory agencies apply the consumer financial protection laws and regulations subject to such regulatory positions.

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

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule became effective May 1, 2022. With increased focus on cybersecurity, we are continuing to monitor legislative, regulatory, and supervisory developments related thereto. We had no material cybersecurity incidents in 2023.

Incentive Compensation. The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees, or benefits that could lead to material financial loss to the financial institution. The comment period for these proposed rules has closed, and a final rule has not yet been published. If the rules are adopted as proposed, they will restrict the way executive compensation is structured.

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

Effect of Governmental Monetary Policies

Our operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve uses monetary policy tools to impact money market and credit market conditions and interest rates to influence general economic conditions. These policies have a significant impact on our overall growth and distribution of loans, investments, and deposits; they affect market interest rates charged on loans or paid for time and savings deposits and can significantly influence employment and inflation rates. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including us, in the past and are expected to do so in the future.

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

ITEM 1A. RISK FACTORS.

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

If the models, estimates, and assumptions we use to establish reserves or the judgments we make in extending credit to our borrowers prove inaccurate in predicting future events, we may suffer unexpected losses. The ACL is our best estimate of expected credit losses; however, there is no guarantee that it will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly and quickly. In such an event, we may increase our ACL, which would reduce our earnings. Additionally, to the extent that economic conditions worsen, impacting our consumer and commercial borrowers or underlying collateral, and credit losses are worse than expected, as may be caused by inflation, an economic recession or otherwise, we may increase our provision for loan losses, which could have an adverse effect on our business, financial condition, and results of operations.

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

We have significant credit exposure in commercial real estate, which may expose us to additional credit risks, and may adversely affect our business, financial condition, and results of operations.

Our commercial real estate portfolio consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy or in occupancy rates in the market where the property is located, any of which could increase the likelihood of default. Commercial real estate loans also typically have larger loan balances, and, therefore, the deterioration of one or a few of these loans could cause a significant increase in the percentage of our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, and an increase in charge-offs, all of which could have a material adverse effect on our business, financial condition, and results of operations.

The banking regulatory agencies have recently expressed concerns about weaknesses in the current commercial real estate market. Banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices, including stricter underwriting, internal controls, risk management policies, more granular reporting, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. If our banking regulators determine that our commercial real estate lending activities are particularly risky and are subject to such heightened scrutiny, we may incur significant additional costs or be required to restrict certain of our commercial real estate lending activities. Furthermore, failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We make commercial and industrial loans to support our borrowers’ need for short-term or seasonal cash flow and equipment/vehicle purchases. These loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself, and, therefore, these loans are more susceptible to a risk of loss during a downturn in the business cycle. In addition, the assets securing these loans may depreciate over time, may be difficult to appraise and liquidate, and may fluctuate in value based on the success of the business. This type of collateral may not yield substantial recovery in the event a default occurs, and the business is liquidated, which could have a material adverse effect on our business, financial condition, and results of operations.

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

A significant portion of our loan portfolio consists of loans secured by real estate. In considering whether to make a loan secured by real estate, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real estate after the loan is made. Independent appraisers may also make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our other real estate owned, and our ACL may not reflect accurate loan impairments. Additionally, if a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan. This could have an adverse effect on our business, financial condition, and results of operations.

If we fail to effectively manage credit risk, our business and financial condition will suffer.

We must effectively manage credit risk. There are risks inherent in making any loan and extending loan commitments and letters of credit, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. There is no assurance that our credit risk monitoring and loan underwriting and approval procedures are or will be adequate or will reduce the inherent risks associated with lending. In order to manage credit risk successfully, we maintain disciplined and prudent underwriting standards and ensure that our lenders follow those standards. The weakening of these standards for any reason, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our ACL, each of which could adversely affect our net income. Any failure to manage such credit risks may adversely affect our business, financial condition, and results of operations.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

We make most of our commercial business and commercial real estate loans to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market share than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which, individually or in the aggregate, may impair their ability as a borrower to repay their loans, which could adversely affect our business, results of operations, and financial condition. Moreover, we made some of these loans in recent years, and the borrowers may not have experienced a complete business or economic cycle. Any deterioration of the borrowers’ businesses may hinder their ability to repay their loans, which could have a material adverse effect on our business, financial condition, and results of operations.

Nonperforming assets take significant time to resolve and may adversely affect our business, results of operations, and financial condition.

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

Our mortgage revenue is cyclical and sensitive to interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our profits.

We originate residential mortgage loans, largely for sale into the secondary mortgage markets, under the Atlantic Union Home Loans Division brand of the Bank, which lends to borrowers nationwide. The success of our mortgage business depends on our ability to originate loans and sell them to investors, in each case at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Our mortgage loan production levels decreased in 2023, compared to 2022, due to rising interest rates, which reduced our income from mortgage activities, and we may suffer further declines if we experience a continued slowdown in our housing market, tightening credit conditions or further increases in interest rates. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage activities. As a result, these conditions would also adversely affect our results of operations.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm our liquidity, results of operations and financial condition.

When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors, and insurers, including the GSEs, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations, and financial condition may be adversely affected.

We are subject to environmental risks.

We own certain of our properties, and a significant portion of our loan portfolio is secured by real property. In the ordinary course of business, we may foreclose on and take title to properties, securing certain loans. As a result, we could be subject to environmental liabilities with respect to these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to obtain an environmental study during the underwriting process for certain commercial real estate loan originations and to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Business, Industry, Markets, and Market Interest Rates

Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, developments impacting the financial services industry specifically and economic conditions generally.

General economic, political, social and health conditions in the U.S. and abroad affect markets in the U.S. and our business. In particular, markets in the U.S. may be affected by the level and volatility of interest rates, availability and market conditions of financing, unexpected changes in gross domestic product, economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage stagnation, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of the global financial markets, the growth of global trade and commerce, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Markets may also be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, terrorism, or other geopolitical events. Market fluctuations may impact net interest margin and affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S., as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect our results of operations and financial condition, including capital and liquidity levels. Events in the financial services industry, such as the high-profile bank failures in 2023, may also cause concern and uncertainty about the financial services industry generally, which may result in sudden deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on our business, financial condition, and results of operations.

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

We rely on bank deposits to be a low cost and stable source of funding.  In addition, our future growth will largely depend on our ability to maintain and grow a strong core deposit base. If we are unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, we may not be able to grow our assets as quickly. Deposit levels may be affected by various industry factors, including general interest rate levels, returns available to customers on alternative investments, conditions in the financial services industry specifically and general economic conditions that impact the amount of liquidity in the economy and savings levels, and also by factors that impact customers’ perception of our financial condition and capital and liquidity levels. If a large number of our depositors or depositors with a high concentration of deposits sought to withdraw their deposits suddenly, we could encounter difficulty meeting such a significant deposit outflow, which could negatively impact our profitability, reputation, and liquidity. Significant unanticipated deposit outflows have occurred at other financial institutions, and may occur in the future, compounded by advances in technology that increase the speed at which deposits can be moved from bank to bank or outside the banking system, as well as the speed and reach with which information, concerns, and rumors can spread through media, in each case potentially exacerbating liquidity concerns. While we believe our funding sources are adequate to meet any significant unanticipated deposit withdrawal, we may not be able to manage the risk of deposit volatility effectively, which could have a material adverse effect on our liquidity, business, financial condition, and results of operations. We also compete with banks and other financial services companies for deposits. If our competitors raise the rates, they pay on deposits in response to interest rate changes initiated by the FOMC or for other reasons of their choice, our funding costs may increase, either because we raise our rates to retain deposits or because of deposit outflows that require us to rely on more expensive sources of funding. Higher funding costs could reduce our net interest margin and net interest income. Any decline in available funding could adversely affect our ability to continue to implement our business strategy which could have a material adverse effect on our liquidity, business, financial condition, and results of operations.

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

Consumers may increasingly decide not to use banks to complete their financial transactions, which could have a material adverse effect on our business, financial condition, and results of operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that have historically involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. We face increasing competition from fintech companies, as trends toward digital financial transactions have accelerated. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the higher cost of deposits as a source of funds could have a material adverse effect on our business, financial condition, and results of operations.

Changes in interest rates could adversely affect our income and cash flows.

Our income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. In an effort to combat inflation, the FOMC of the Federal Reserve increased the target range for the federal funds rate throughout 2022 and 2023 to its current range of 5.25% to 5.50%. While the FOMC foreshadowed decreases to the target rates in 2024, it also noted it will continue to assess additional information and implications for monetary policy in determining future actions with respect to target rates.

Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. We generally seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably maintain our net interest margin; however, interest rate fluctuations, loan prepayments, loan production, deposit flows, and competitive pressures are constantly changing and influence our ability to maintain a neutral position. Generally, our earnings will be more sensitive to fluctuations in interest rates depending on the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of changes in interest rates, shape and slope of the yield curve, and whether we are more asset sensitive or liability sensitive. Accordingly, our net interest margin may be adversely affected. In addition, our ability to reflect such interest rate changes in the pricing of our products is influenced by competitive pressures. We may not be able to reflect changes in interest rates in rates charged on loans or paid on deposits due to competitive pressures, which would negatively impact our financial condition and results of operations.

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

Gains or losses on these instruments can have a direct impact on our results of operations, unless we have effectively hedged our exposures. If interest rates continue to rise, then we could have continuing changes in spreads that may adversely impact the fair value of securities and, accordingly, for debt securities classified as available for sale, may adversely affect accumulated other comprehensive income and, thus, capital levels. Decreases in interest rates may increase prepayment speeds of certain assets, and, therefore, may adversely affect net interest income.

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

Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm. The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. We depend on our ability to process, record and monitor a large number of client transactions on a continuous basis. As client, public, and regulatory expectations regarding operational and information security have increased, we must continue to safeguard and monitor our operational systems and infrastructure for potential failures, disruptions, and breakdowns. Although we have information and data security, business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and clients.

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

In the event that backup systems are used, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. We frequently update our systems to support our operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring and retaining and training personnel required to operate our systems also entail significant costs. While we have insurance to cover our operations, it may not be adequate to compensate for losses from a major interruption.

Any failure or interruption in the operation of our communications and information systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending or other functions. While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do, that they will be adequately addressed. The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We face information security risks, including denial of service attacks, hacking, social engineering attacks targeting our employees and customers, malware intrusion or data corruption attempts, terrorist activities, and identity theft, that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.

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

We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service attacks, ransomware, improper access by employees or service providers, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in our systems or the systems of third parties or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers or of third parties, damage our systems or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies, and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving, and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Cybersecurity risks for banking organizations have significantly increased in recent years, in part because of the proliferation of new technologies and the use of the internet and telecommunications technologies to conduct financial transactions. Cybersecurity risks have also significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or service providers, activists, and other external parties, including those involved in corporate espionage. Targeted social engineering attacks and “spear phishing” attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients. In addition, our customers access our products and services using personal devices that are necessarily external to our security control systems. There has also been a significant proliferation of consumer information available on the internet resulting from breaches of third-party entities, including personal information, log-in credentials, and authentication data. While we were not directly involved in these third-party breach events, the stolen information can create a threat for our customers if their Bank log-in credentials are the same as or similar to the credentials that have been compromised on other internet sites. This threat could include the risk of unauthorized account access, data loss and fraud. The use of artificial intelligence, “bots” or other automation software can increase the velocity and efficacy of these types of attacks. As our employees are currently operating under our hybrid work model, our remote interaction with service providers, partners and other third parties on systems, networks, and environments over which we have less control increases our cybersecurity risk exposure. We will likely face an increasing number of attempted cyber-attacks as we expand our mobile and other internet-based products and services, as well as our usage of mobile and cloud technologies and as we provide more of these services to a greater number of retail banking customers. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. The risk of a security breach caused by a cyber-attack at a service provider or by unauthorized service provider access has also increased in recent years. Additionally, the existence of cyber-attacks or security breaches at third-party service providers with access to our data may not be disclosed to us in a timely manner.

We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators, providers of critical infrastructure such as internet access and electrical power, and software providers. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack or other information or security breach that significantly degrades, deletes, or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack or other information or security breach, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our business. In addition, we, our employees and our customers, are increasingly transitioning our and their computing infrastructure to cloud-based computing, storage, data processing, networking and other services, which may increase these security risks.

Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, significant business disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers and/or other third parties, or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional remediation and/or compliance costs, increased insurance premiums and could adversely impact our results of operations, liquidity, and financial condition.

Although to date we have not experienced any material losses related to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future.

Failure to complete our proposed merger with American National could negatively impact us.

Our merger agreement with American National is subject to a number of conditions which must be fulfilled in order to complete the merger. If the proposed merger is not completed for any reason, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our customers and employees. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of our management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against us to perform our obligations under the merger agreement.

Additionally, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.

Regulatory approvals for our proposed merger with American National may not be received, may take longer than expected or may impose conditions that are not presently anticipated, cannot be met, or that could have an adverse effect on the combined company following the merger.

Before the merger with American National and the related bank merger may be completed, various approvals, consents and non-objections must be obtained from bank regulatory authorities, including the Federal Reserve. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political or regulatory environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the merger. The completion of the proposed merger is conditioned on the receipt of the requisite regulatory approvals without the imposition of any materially financially burdensome regulatory condition and the expiration of all statutory waiting periods. Additionally, the completion of the proposed merger is conditioned on the absence of certain laws, orders, injunctions, or decrees issued by any court or governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement.

If the consummation of the proposed merger is delayed, including by a delay in receipt of necessary regulatory approvals, our business, financial condition, and results of operations may be adversely affected.

Combining the Company and American National may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits and cost savings of the merger.

The success of our proposed merger with American National will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of the Company and American National. To realize the anticipated benefits and cost savings from the proposed merger, the Company and American National must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If the Company and American National are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the proposed merger could be less than anticipated, and integration may result in additional unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the proposed merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect on the revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.

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

Interest rate volatility may adversely impact the fair value adjustments of investments and loans acquired in our proposed merger with American National.

Upon the closing of our proposed merger with American National, the combined company will need to adjust the fair value of American National’s investment and loan portfolios. A continued rising interest rate environment could have the effect of increasing the magnitude of the purchase accounting marks relating to such fair value adjustments, thereby increasing initial tangible book value dilution, extending the tangible book value earn-back period, and negatively impacting the combined company’s capital ratios, after consummation of the merger.

Shareholder litigation could prevent or delay the completion of our proposed merger with American National or otherwise negatively impact our business, financial condition, and results of operations.

Shareholders of the Company and/or American National may file lawsuits against the Company, American National and/or the directors and officers of either company in connection with the proposed merger. One of the conditions to the closing is that no law order, injunction or decree issued by any court or governmental entity of competent jurisdiction would prevent, prohibit or make illegal the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Company or American National from completing the merger, the bank merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to the Company, including any cost associated with the indemnification of our directors and officers. We may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Shareholder lawsuits may divert management attention from management of our business or operations. Such litigation could have an adverse effect on our business, financial condition and results of operations and could prevent or delay the completion of the merger.

Our business strategy includes continued growth, and our financial condition and results of operation could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy for our business. Our ability to continue to grow successfully will depend on a variety of factors, including economic conditions in the markets in which we operate as well as in the U.S. and globally, continued availability of desirable business opportunities, and competitive responses from other financial and non-financial institution competitors in our market areas. In addition, our ability to manage growth successfully depends on a variety of factors, including whether we can maintain adequate capital levels, maintain cost controls, effectively manage asset quality, effectively manage increasing regulatory compliance requirements, and successfully integrate any businesses acquired into our organization, including our proposed merger with American National.

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

We may be adversely affected by risks associated with future mergers and acquisition, including execution risk which could disrupt our business and dilute shareholder value.

Our business growth, profitability, and market share has been enhanced by us engaging in strategic mergers and acquisitions, such as our proposed merger with American National, either within or contiguous to our existing footprint. We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current and expected markets and conduct due diligence related to those opportunities, as well as negotiate to acquire or merge with other institutions. We may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions. We also may issue debt to finance one or more transactions, including subordinated debt issuances, which could cause us to become more susceptible to economic downturns and competitive pressures. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, resulting in dilution of our book value and fully diluted earnings per share, as well as dilution to our existing shareholders.

Our merger and acquisition activities, including our proposed merger with American National, could involve a number of additional risks, including, among others, the risks of:

●	incurring time and expense associated with identifying and evaluating potential merger or acquisition targets;
●	our inability to obtain regulatory and other approvals necessary to consummate mergers, acquisitions or other expansion activities, or the risk that such regulatory approvals are delayed, impeded, or conditioned due to existing or new regulatory issues surrounding us, the target institution or the proposed combined entity as a result of, among other things, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive or abusive acts or practices regulations, or the Community Reinvestment Act;
●	diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
●	potential exposure to unknown or contingent liabilities of the acquired or merged company;
●	litigation with respect to the proposed transaction;
●	potentially inaccurate estimates and judgments used by us to evaluate credit, operations, management and market risks with respect to the acquired or merged company;
●	unexpected asset quality problems;
●	experiencing higher operating expenses relative to operating income from the new operations;
●	significant problems relating to the conversion of the financial and customer data of the entity;
●	assuming businesses with internal control deficiencies; and
●	the possible loss of our key employees and customers or those of the acquired or merged company.

There is no assurance that, following any future mergers or acquisitions, including our proposed merger with American National, our integration efforts will be successful or that we, after giving effect to the acquisition, will achieve the strategic objectives, operating efficiencies, increased revenues comparable to or better than our historical experience, or other benefits expected in the acquisition, and failure to realize such strategic objectives, operating efficiencies, expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our business, financial condition, and results of operations.

The carrying value of goodwill and other intangible assets may be adversely affected.

When we complete an acquisition, goodwill and other intangible assets are often recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment, in aggregate and at a reportable segment level, and we perform this impairment analysis at least annually. A significant adverse change in our expected future cash flows or a sustained adverse change in the price of our common stock, at the reportable segment level and/or the aggregate level, could require our goodwill and other intangible assets to become impaired. If impaired, we would incur a charge to earnings that would have a significant impact on our results of operations. The carrying value of our goodwill and net amortizable intangibles were approximately $925.2 million and $19.2 million, respectively, at December 31, 2023.

Our risk-management framework may not be effective in mitigating risks and/or losses.

We maintain an enterprise risk management program that is designed to identify, assess, mitigate, monitor, and report the risks that we face. These risks include: interest-rate, credit, liquidity, operational, reputation, compliance, legal, technology, and model risk. While we assess and seek to improve this program on an ongoing basis, there can be no assurance that our risk management framework and related controls will effectively mitigate all risk and limit losses in our business. If conditions or circumstances arise that expose flaws or gaps in our risk-management program, or if our controls break down, our results of operations and financial condition may be adversely affected. We must also develop and maintain a culture of risk management among our employees, as well as manage risks associated with third parties, and we could fail to do so effectively. If our risk management framework is not effective, we could suffer unexpected losses and become subject to litigation, negative regulatory consequences, or reputational damage among other adverse consequences, which could materially adversely affect our business, financial condition, results of operations, and prospects.

We use models in our business and operations, and we could be adversely affected if our design, implementation, or use of models is flawed.

The use of statistical and quantitative models and other quantitatively based analyses is central to bank decision-making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. We use quantitative models to price products and services, measure risk, calculate the quantitative portion of our allowance for loan losses, estimate asset and liability values, assess capital and liquidity, manage our balance sheet, create financial forecasts, and otherwise conduct our business and operations. We anticipate that model-derived insights will penetrate further into bank decision-making, and particularly risk management efforts. While these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Additionally, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making. We also rely on model inputs that are provided by third parties. To the extent that any flawed models or inaccurate model outputs are used in reports to banking agencies or the public, we could be subjected to supervisory actions, private litigation, and other proceedings that may adversely affect our business, financial condition, and results of operations.

Failure to keep pace with technological change could adversely affect our business and ability to remain competitive, and we may experience operational challenges when implementing new technologies.

The financial services industry is continually undergoing technological change with frequent introductions of new technology-driven products and services, and we anticipate that new technologies will continue to emerge. Our continued success depends, in part, on our ability to address the needs of our customers by using technology to provide products and services that satisfy customer demands and create efficiencies in our operations. Developing or acquiring access to new technologies and incorporating those technologies into our products and services, or using them to expand our products and services, may require significant investments, may take considerable time to complete, and ultimately may not be successful. If we fail to maintain or enhance our competitive position with respect to technology, whether because of a failure to anticipate customer expectations, substantially fewer resources to invest in technological improvements than our larger competitors, or because our technological developments fail to perform as desired or are not rolled out in a timely manner, we may lose market share or incur additional expense. In addition, any future implementation of technological changes and upgrades to maintain current systems may cause operational and customer challenges upon implementation and for some time afterwards. Key challenges include service interruptions, transaction processing errors and system conversion delays, which may cause us to lose customers or fail to comply with applicable laws, and may cause us to incur additional expenses, which may be substantial and could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

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

Third parties provide key components of our business infrastructure, such as data processing, recording, and monitoring transactions, online banking interfaces and services, core processing, internet connections, and network access. Any disruption in the services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial, technological or operational difficulties of a third-party service provider could also negatively impact our operations if those difficulties result in the interruption or discontinuation of services provided by that party. In addition, one or more of our third-party service providers may become subject to cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss of destruction of our or our client’s confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. While we have processes in place to monitor our third-party service providers’ data and information security safeguards, we do not control such service providers’ day-to-day operations and a successful attack or security breach at one or more of such third-party service providers is not within our control. The occurrence of any such breaches, disruption in services provided by such third parties or other failures could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We may not be insured against all types of losses as a result of third-party failures and our insurance coverage may not be adequate to cover all losses resulting from system failures, third-party breaches, or other disruptions. Replacing these third-party service providers could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations. Additionally, we are exposed to the risk that a service disruption at a common service provider to our third-party service providers could impede their ability to provide service to us. Notwithstanding any attempts to diversify our reliance on third parties, we may not be able to effectively mitigate operational risks relating to our vendors’ use of common service providers.

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

We are subject to losses due to errors, omissions or fraud by our employees, clients, counterparties or other third parties.

We are exposed to many types of operational risk, including the risk of fraud by third parties, customers and employees, clerical recordkeeping errors, and transactional errors. While our procedures are designed to follow customary, industry-specific security precautions and while we provide employees with ongoing training and regular communications and guidance to combat fraud, our efforts might not be successful in mitigating or reducing fraudulent attempts resulting in financial losses, increased litigation risk and reputational harm.

Our business also depends on our employees, as well as third-party service providers, to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties, or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation, or purposeful damage to any of our operations or systems.

Competition for talent is substantial. If we are unable to attract, retain, develop and motivate our human capital, our business, results of operations, and prospects could be adversely affected.

We are a customer-focused and relationship-driven organization, and our performance is heavily dependent on the talents and efforts of our management team and other key employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially and adversely affect our ability to build on the efforts that they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. The loss of personnel with extensive customer relationships may also lead to the loss of business if the customers were to follow that employee to a competitor. Our ability to attract and retain employees could also be impacted by changing workforce concerns, expectations, practices, and preferences, including remote work and hybrid work preferences, and increasing labor shortages and competition for labor, which could increase labor costs. If we do not succeed in attracting well-qualified employees or developing, retaining and motivating our employees, our business, results of operations, and prospects could be adversely affected.

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

From time to time, we, our directors, and our management are, or may become, the subject of various claims and legal actions by customers, employees, shareholders and others. Whether such claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect our reputation and our products and services, as well as impact customer demand for those products and services. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. In addition, we may not be able to obtain appropriate types or levels of insurance in the future or be able to obtain adequate replacement policies with acceptable terms. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, reputation, financial condition, and results of operations.

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

Our compliance with these regulations is costly and potentially restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans, and interest rates charged, interest rates paid and deposits and locations of our offices. We are also subject to capital guidelines established by our regulators, which require us to maintain sufficient capital to support our growth. The laws and regulations applicable to the banking industry could change at any time. The extent and timing of any regulatory reform as well as any effect on our business and financial results, are uncertain. Additionally, legislation or regulation may impose unexpected or unintended consequences, the impact of which is difficult to predict. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Current and to-be-effective laws and regulations addressing consumer privacy and data use and security could increase our costs and failure to comply with such laws and regulation could impact our business, financial condition, and reputation.

We are subject to a number of laws concerning consumer privacy and data use and security, including information safeguard rules under the Gramm-Leach-Bliley Act. These rules require that financial institutions develop, implement, and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on privacy and data security, including requiring consumer notification in the event of a data breach. In addition, most states have enacted security breach legislation requiring varying levels of consumer notification in the event of certain types of security breaches, and certain states, including Virginia, have enacted significant new consumer data privacy protections that can significantly limit a company’s use of customer financial data and impose significant compliance burdens on companies that collect or use that data. Additional new regulations in these areas may increase compliance costs, which could negatively impact our earnings. In addition, failure to comply with these privacy and data use and security laws and regulations, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, or other adverse consequences and loss of consumer confidence, which could materially adversely affect our business, results of operations, and reputation.

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

The CFPB has examination and enforcement authority over us and has broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial protection laws. Among other things, the CFPB is authorized to issue rules identifying and prohibiting acts or practices that are unfair, deceptive, or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has broad discretion to interpret the term “abusive” to cover a wide range of acts or practices. New regulations, or new approaches to regulation or enforcement by the CFPB could adversely impact our deposit, consumer lending, mortgage lending, loan collection or overdraft coverage programs and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

On December 7, 2023, we consented to the issuance of a Consent Order by the CFPB pursuant to which we agreed, without admitting or denying any of the facts or conclusions, to implement a redress and compliance plan to pay at least $5 million to certain current and former customers of the Bank who opted-in to the Bank’s discretionary overdraft service during a specified time period and pay a $1.2 million civil monetary penalty. We remain subject to the restrictions and obligations of the Consent Order. Although we believe we are in compliance with the requirements of the Consent Order, our failure to comply and to successfully implement its requirements may results in additional regulatory action, including civil monetary penalties against the Bank and its officers and directors or enforcement of the Consent Order through court proceedings, which could have a material adverse effect on our business, results of operations, financial condition, and stock price.

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

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties and other sanctions.

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

At December 31, 2023, we had outstanding subordinated notes, trust preferred securities and accompanying subordinated debentures and preferred stock totaling $391.2 million. Payments of the principal and interest on the subordinated notes and the subordinated debentures accompanying the trust preferred securities and dividends on the preferred stock are senior to payments with respect to shares of our common stock. We also conditionally guarantee payments of the principal and interest on the trust preferred securities. As a result, we must make payments on these debt instruments (including the related trust preferred securities) and preferred shares before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debt and preferred shares must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities).

We may from time to time issue or acquire additional senior or subordinated indebtedness or preferred stock that would have to be repaid before our shareholders would be entitled to receive any of our assets.

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

Our reputation is critical to the success of our business. As such, we strive to conduct our business in a manner that enhances our reputation. We do this, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve; delivering superior service to our customers; and caring about our customers and employees. Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide financial services. Such damage could also impair the confidence of our counterparties and business partners, and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our core values and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Additionally, whereas negative publicity once was driven primarily by adverse news coverage in traditional media, the widespread use of social media platforms by us, our employees, third parties, and others, facilitates the rapid dissemination of information or misinformation, which may increase the risk of negative publicity and potential harm to our reputation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. Further, negative public opinion can expose us to litigation and regulatory action as we seek to implement our growth strategy, which could adversely affect our business, financial condition and results of operations.

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

We are subject to the growing risk of climate change. Among the risks associated with climate change are more frequent severe weather events. Severe weather events such as hurricanes, tropical storms, tornados, winter storms, freezes, flooding and other large-scale weather catastrophes in our markets subject us to significant risks and more frequent severe weather events magnify those risks. Large-scale weather catastrophes or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, could decrease the value of our real estate collateral or increase our delinquency rates in the affected areas and thus diminish the value of our loan portfolio. In addition, the effects of climate change may have a significant effect on our geographic markets and could disrupt our operations or the operations of our customers, third party service providers, or supply chains more generally. Those disruptions could result in declines in economic conditions in our geographic markets or industries in which our borrowers operate and impact their ability to repay loans or maintain deposits. Climate change could also impact our assets or employees directly or lead to changes in customer preferences that could negatively affect our growth or business strategies. In addition, our reputation and customer relationships could be damaged due to our practices related to climate change, including our or our customers’ involvement in certain industries or projects associated with causing or exacerbating climate change. Moreover, the federal banking regulators are increasingly focused on the physical and financial risks to financial institutions associated with climate change, which may result in increased requirements regarding the disclosure and management of climate risks and related lending activities, as well as increased compliance costs.

We are subject to ESG risks that could adversely affect our reputation, the trading price of our common stock and/or our business, operations, and earnings.

Governments, investors, customers, and the general public are increasingly focused on ESG practices and disclosures. For us and others in the financial services industry, this focus extends to the practices and disclosures of the customers, counterparties, and service providers with whom we choose to do business. Views about ESG are diverse, dynamic, and rapidly changing, and failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to attract and retain certain customers and employees, and stock price. Additionally, new government regulations could result in new or more stringent forms of ESG oversight and expanded mandatory and voluntary reporting, diligence, and disclosure. ESG-related costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, could adversely impact our results of operations.

Some investors also have begun to consider how corporations are addressing ESG matters when making investment decisions. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. Any negative publicity regarding ESG or shifts in investing priorities may result in adverse effects on the trading price of our common stock and/or our business, operations and earnings if we fail to adapt to or comply with investor, shareholder, or other stakeholders’ expectations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We have no unresolved staff comments to report.

ITEM 1C. CYBERSECURITY.

Overview

The cybersecurity threat environment is volatile and dynamic, requiring a robust and dynamic framework to reduce and mitigate cybersecurity risk. Cybersecurity risk includes exposure to failures or interruptions of service or security breaches resulting from malicious technological attacks that impact the confidentiality, integrity, or availability of our or third parties’ operations, systems, or data. We seek to mitigate cybersecurity risk and associated reputational and compliance risk by, among other things:

●	maintaining privacy policies, management oversight, accountability structures, and technology design processes to protect private and personal data;
●	actively monitoring and mitigating cybersecurity threats and risks with a three lines of defense structure to provide oversight, governance, challenge, and testing;
●	using a third-party cybersecurity oversight program;
●	maintaining oversight of our information security program by senior management, our board-level Risk Committee, and our Board of Directors; and
●	maintaining an incident response program intended to enable us to mitigate the impact of, and recover from, any cyberattacks, and facilitate communication to internal and external stakeholders, as needed.

We had no material cybersecurity incidents in 2023.

Risk Management and Strategy

Our cybersecurity risk management strategy is integrated into our enterprise risk management framework and is embedded in each of our three lines of defense. We use a combination of management expertise and Board oversight, as discussed below, as well as outside consultants to assist us in overseeing our cybersecurity risk management program. We deploy safeguards designed to protect customer information and our own corporate information and technology. We have programs and processes in place designed to mitigate known attacks, and we use both internal and external resources to scan for vulnerabilities in our applications, systems, and platforms. We implement backup and recovery systems and require the same of our third-party service providers.

We use independent third-party service providers to perform penetration testing of our infrastructure to help us better understand the effectiveness of our controls, improve our defenses, and conduct assessments of our program for compliance with regulatory requirements and industry guidelines. We also engage with outside risk experts and industry groups, including other peer institutions, as needed, to help us evaluate potential future threats and trends, particularly with respect to emerging information security and fraud risks. In addition, we use a Third-Party Risk Management program to help mitigate risks with our third- and fourth-party providers; however, our ability to monitor our service providers’ cybersecurity practices is limited. We generally have agreements in place with our service providers that include requirements related to cybersecurity and data privacy. We cannot guarantee, however, that such agreements will prevent a cyber incident from impacting our systems or information. Additionally, we may not be able to obtain adequate or any reimbursement from our service providers in the event we should suffer any such incidents. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cyber incidents attributed to our service providers in relation to any data that we share with them.

While to date, we have not experienced a significant compromise, attack, or loss of data related to cybersecurity attacks, due to the nature of our business, we are under constant threat of an attack and could experience a significant cybersecurity event in the future. Potential risks we could face from a cybersecurity event are discussed in “Risk Factors” above.

Governance

Through established governance structures, including our problem and incident management process and cyber incident response plan, we have processes and procedures to help facilitate appropriate and effective oversight of cybersecurity risk. These processes and procedures enable our three lines of defense and management to review and manage cybersecurity risks, monitor threats, and provide for further escalation to executive management, our management-level Disclosure Committee, our board-level Risk Committee, or to the full Board, as appropriate.

Role of the Board of Directors

Our Board of Directors plays a critical role in the oversight of risk, including risks from cybersecurity threats, and has established a risk oversight structure that seeks to ensure that cybersecurity risks are identified, monitored, assessed, and mitigated appropriately. In that regard, our Board is actively engaged in the oversight of our cyber risk profile, which includes risks from cybersecurity threats, enterprise cyber strategy, and key cyber initiatives. Our Board regularly receives reports on such matters from our Chief Information Officer, Chief Information Security Officer, and other relevant personnel. Our Board also meets with our internal and external auditors, and federal and state regulators to review and discuss reports on risk, examination, and regulatory compliance matters.

Our board-level Risk Committee is responsible for assisting the Board in its oversight of risk, including cybersecurity threats, and for overseeing our enterprise risk management framework. The Risk Committee actively engages with our Chief Risk Officer and other members of management to discuss major risk exposures, establish risk management principles, and determine our risk appetite, and regularly reports on its activities, and makes recommendations to, the full Board. The Risk Committee receives a quarterly summary analysis of cybersecurity risks, threats, and incidents. In addition, the Risk Committee is engaged, as needed, in accordance with our Cybersecurity Incident Response Plan.

Role of Management

Our cybersecurity risk management program is built on three lines of defense, which collectively are designed to assess, identify, assess, and manage our material risks from cybersecurity threats. Our Chief Risk Officer is responsible for implementing our enterprise risk management framework and reports directly to our Chief Executive Officer.

Our Information Security department, which is our first line of defense, operates under our Chief Information Security Officer, who manages preventative and detective controls to protect against cybersecurity risks and responds to cyber incidents and data breaches At least annually, the first line conducts mandatory teammate training on information security and provides ongoing information security education and awareness for teammates, such as online training classes, mock phishing attacks and information security awareness materials. Our cybersecurity risk management program is designed to maintain and challenge our information security defense system, as well as monitor, respond, evaluate, and escalate cyber threats. We also have a business risk manager within our first line of defense whose role is to focus on evaluating, managing, and escalating technology risks. The escalation process includes a weekly escalation report of problem incidents, including cybersecurity threats, which allows for collaborative threat management by the first and second lines of defense.

The second line of defense independently evaluates, monitors, and challenges our risk mitigation efforts to proactively identify cybersecurity risks, including early-stage engagement and risk management with emerging threats. Second line teammates provide effective challenge to the cybersecurity risk management efforts of the first line through ongoing engagement in problem incidents, regular reviews of cybersecurity risk reporting, and inquiries into the sufficiency of risk management activities. Our second line of defense leads our management-level Technology and Operational Risk Committee, which governs our technology and operational risk tolerances, including cybersecurity and third- and fourth party provider risks. This committee includes the Chief Information Security Officer and is co-sponsored by the Chief Information Officer and the Chief Risk Officer. These individuals have relevant financial, technical, and business degrees, hold relevant certifications, and each have over 20 years of experience in their respective areas of expertise, with a minimum of 10 years in leadership roles, including multiple years at financial institutions. The Committee is responsible for escalating key risks to our Management Risk Committee, which includes all members of our Executive Leadership Team, as well as our Head of Business Risk, who operates within our first line of defense.

Internal Audit serves as the third line of defense and provides independent assurance on how effectively we are mitigating, managing, and challenging our cybersecurity risks.

ITEM 2. PROPERTIES.

We own or lease buildings that are used in the normal course of our business. The Company leases its corporate headquarters, located at 4300 Cox Road, Glen Allen, Virginia. At December 31, 2023, the Bank operated 109 branches throughout Virginia and in portions of Maryland and North Carolina. Our properties and branches are used by both our Wholesale Banking and Consumer Banking segments. See Note 1 “Summary of Significant Accounting Policies,” Note 4 “Premises and Equipment,” Note 6 “Leases,” and Note 17 “Segment Reporting and Revenue” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which our premises and equipment are carried and our commitments under long-term leases.

During 2023, we executed transactions for the sale-leaseback of 28 properties, consisting of 26 branches and a drive thru and a parking lot, each adjacent to a subject branch. For additional information about this transaction, refer to the discussion under “Strategic Initiatives—Sale-Leaseback Transactions” in Part II, Item 7 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of our operations, we are party to various legal proceedings. Based on the information presently available and after consultation with legal counsel, management believes that the ultimate outcome in such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, or results of operations.

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it was considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies.  In March 2023, the CFPB commenced settlement discussions with us, and on December 7, 2023, the Bank entered into a Consent Order with the CFPB to resolve the matter. A copy of the Consent Order is available on the CFPB’s website. The terms of the Consent Order require, among other things, that the Bank submit a redress plan to the CFPB pursuant to which the Bank will pay restitution in an amount of at least $5.0 million to certain current and former customers of the Bank who opted-in to the Bank’s discretionary overdraft service during a specified time period and pay a $1.2 million civil monetary penalty. See Note 9, “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for additional information.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information on Common Stock, Market Prices and Dividends

Our common stock is listed on the NYSE and trades under the symbol “AUB.” There were 75,023,327 shares of our common stock outstanding held by 5,967 shareholders of record at the close of business on December 31, 2023.

During 2023, we declared three quarterly dividends per share of our common stock of $0.30 for the first three quarters of 2023 and one quarterly dividend of $0.32 for the fourth quarter of 2023 for an annual total of $1.22 per share.

Although we currently expect to continue to pay quarterly dividends, any future dividend determinations will be made by our Board of Directors and will depend on a number of factors, including (i) our historic and projected financial condition, liquidity and results of operations, (ii) our capital levels and needs, (iii) tax considerations, (iv) any acquisitions or potential acquisitions that we may examine, (v) statutory and regulatory prohibitions and other limitations, (vi) the terms of contractual arrangements that restrict our ability to pay cash dividends, (vii) general economic conditions, and (viii) other factors deemed relevant by our Board of Directors. We are not obligated to pay dividends on our common stock and we are subject to certain regulatory restrictions on paying dividends on our common stock.

Because we are a financial holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our shareholders depends, in large part, upon our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal banking laws, regulations and policies. See “Supervision and Regulation—The Company—Limits on Dividends, Capital Distributions and Other Payments.” In addition, regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2023 are set forth in Note 19 “Parent Company Financial Information,” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Stock Repurchase Programs and Other Repurchases

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

We did not have any share repurchase programs in effect in 2023.

The following information provides details of our common stock repurchases for the three months ended December 31, 2023:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
October 1 - October 31, 2023	965	28.80	—	—
November 1 - November 30, 2023	182	31.08	—	—
December 1 - December 31, 2023	2,191	34.84	—	—
Total	3,338	32.89	—

(1) For the three months ended December 31, 2023, 3,338 shares were withheld upon the vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

Five-Year Stock Performance Graph

The following stock performance graph compares the yearly percentage change in the cumulative shareholder return on our common stock during the five years ended December 31, 2023, with (i) the Total Return Index for the NYSE Composite, and (ii) the Total Return Index for KBW NASDAQ Regional Banking. This comparison assumes $100 was invested on December 31, 2018 in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

	Period Ended
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Atlantic Union Bankshares Corporation	$100.00	$136.63	$124.48	$145.02	$141.21	$152.70
NYSE Composite Index	100.00	125.51	134.28	162.04	146.89	167.12
KBW NASDAQ Regional Banking Index	100.00	123.81	113.03	154.45	143.75	143.17

Source: S&P Global Market Intelligence (2024)

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

ITEM 6. [RESERVED]

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information about the major components of our results of operations and financial condition, liquidity, and capital resources. This discussion and analysis should be read in conjunction with our “Consolidated Financial Statements” and our “Notes to the Consolidated Financial Statements,” which include our significant accounting policies, presented in Item 8 “Financial Statements and Supplementary Data” contained in this Form 10-K. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

In management’s discussion and analysis, we provide certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are a supplement to GAAP, which we use to prepare our financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. We use the non-GAAP financial measures discussed herein in our analysis of our performance. Management believes that these non-GAAP financial measures provide additional understanding of our ongoing operations, enhance the comparability of our results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in our underlying performance. Non-GAAP financial measures may be identified with the symbol (+) and may be labeled as adjusted. Refer to the “Non-GAAP Financial Measures” section within this Item 7 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable GAAP financial measures.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements based on the application of accounting and reporting policies in accordance with GAAP and general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, which require the use of estimates, assumptions, and judgments, which may prove inaccurate or are subject to variations. Changes in underlying factors, estimates, assumptions, or judgements could result in material changes in our consolidated financial position and/or results of operations.

Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the allowance for loan and lease losses and fair value measurements as accounting policies that require the most difficult, subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change. Therefore, we evaluate these accounting policies and related critical accounting estimates on an ongoing basis and update them as needed. Management has discussed these accounting policies and the critical accounting estimates summarized below with the Audit Committee of the Board of Directors.

Our significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Allowance for Loan and Lease Losses

The ALLL represents the estimated balance that we consider adequate to absorb expected credit losses over the expected contractual life of the loan portfolio. We estimate our ALLL using a loan-level probability of default/loss given default methodology for all loans.

Effective September 30, 2023, we implemented certain changes to our ALLL estimation methodology. These changes did not have a significant impact on the overall ALLL estimate. For information regarding our ALLL methodology before September 30, 2023, see Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of our 2022 Form 10-K.

Determining the appropriateness of the ALLL is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ALLL in future periods. There are both internal factors (i.e., loan balances, credit quality, and the contractual lives of loans) and external factors (i.e., economic conditions such as trends in housing prices, interest rates, gross domestic product, inflation, and unemployment) that can impact the ALLL estimate.

We consider a number of external economic variables in developing the ALLL. Before September 30, 2023, the most significant of these external economic variables was the Virginia unemployment rate. We now consider various national economic variables in developing the ALLL, including the national unemployment rate, national gross domestic product, the national commercial real estate pricing index, the national home price index, and national retail sales. We use the national unemployment rate in all of our models regardless of the loan portfolio type, and we use a second economic variable in each cohort model depending on the loan portfolio type. The ALLL quantitative estimate is sensitive to changes in the economic variable forecasts during the two-year reasonable and supportable forecast period with a straight-line reversion over the next two years to long-term average loss factors. In determining forecasted expected losses, we use Moody’s economic variable forecasts and apply probability weights to the related economic scenarios. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ALLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ALLL because we consider a wide variety of factors and inputs in estimating the ALLL and changes in those factors and inputs may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that an improvement in one factor may offset deterioration in others.

We review the ALLL estimation process regularly for appropriateness as the economic and internal environment are constantly changing. While the ALLL estimate represents our current estimate of expected credit losses, due to uncertainty surrounding internal and external factors, there is potential that the estimate may not be adequate over time to cover credit losses in the portfolio. While we use available information to estimate expected losses on loans, future changes in the ALLL may be necessary based on changes in portfolio composition, portfolio credit quality, economic conditions and/or other factors.

Fair Value Measurements

We measure certain assets and liabilities at fair value on a recurring basis, including securities and derivative instruments. Fair value estimates are inherently subjective and involve significant assumptions, adjustments, and judgment including, among others, discount rates, rates of return on assets, cash flows, default rates, loss rates, terminal values and liquidation values. A significant change in assumptions may result in a significant change in fair value, which in turn, may result in a higher degree of financial statement volatility and could result in a significant impact on our results of operations, financial condition or disclosures of fair value information.

Under ASC 820, Fair Value Measurements, there is a three-level fair value hierarchy that requires the use of inputs that are observable or unobservable, when observable inputs are not available. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. As such, fair value measurements, particularly in level 2 and level 3 of the hierarchy, may require us to use significant assumptions that are subject to change. A change in one assumption could have a significant impact on the fair value estimate and certain assumptions may have offsetting impacts to one another. We prepare a supportable estimate in accordance with ASC 820 but changes in significant assumptions could have a significant impact on our Balance Sheet, Statements of Income, and/or fair value disclosures. For more information on our financial instruments and fair value assessment, refer to Note 1 “Summary of Significant Accounting Policies” and Note 13 “Fair Value Measurements” in this Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT FULLY ADOPTED)

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced segment reporting disclosures. This guidance requires that interim disclosures align to the annual disclosure requirements and introduces additional disclosures intended to provide more insight into segment operations. The amendments are effective for fiscal years beginning after December 14, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of ASU No. 2023-07 on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires enhanced disclosure for the rate reconciliation and income taxes paid disclosures and aligns the guidance to SEC Regulation S-X disclosure requirements. The amendments are effective for annual periods beginning after December 15, 2024. We are evaluating the impact of ASU No. 2023-09 on our consolidated financial statements.

RESULTS OF OPERATIONS

Industry Events

In the spring of 2023, the banking industry experienced significant volatility due to three high-profile bank failures. These bank failures resulted in significant concerns within the banking industry related to liquidity, deposit outflows, and unrealized losses on investment securities. These bank failures have reinforced the importance of maintaining access to diverse sources of funding and the benefits of a robust and stable deposit base. Volatility in the banking industry may persist if other industry participants experience similar high-profile financial challenges, if other banks are closed by federal or state banking regulators, or if other unforeseen sources of financial stress materialize.

In light of these bank closures and uncertainty in the banking industry, an uncertain interest rate environment, and the potential for recessionary conditions in the U.S. economy, we continue to actively monitor balance sheet trends, deposit flows, and liquidity needs to ensure we are able to meet the needs of our customers and maintain financial flexibility. As of December 31, 2023, we estimate that approximately 70.7% of our deposits were insured or collateralized, and that we maintained available liquidity sources to cover approximately 106% of uninsured and uncollateralized deposits. In addition, to further bolster our funding position, we augmented customer deposit growth by also increasing brokered deposits to $548.4 million at December 31, 2023.

Despite the uncertainty within the broader banking industry during 2023, our regulatory capital ratios continued to exceed the standards to be considered well-capitalized under regulatory requirements. See “Capital Resources” within this Item 7 for additional information about our regulatory capital.

We are continually monitoring the impact of various global and national events on our results of operations and financial condition, including inflation, rising interest rates and geopolitical conflicts. In an effort to combat inflation, the FOMC increased the Federal Funds target rates throughout 2022 and 2023 to its current range of 5.25% to 5.50%. While inflation has eased in 2023, it remains elevated over the FOMC’s long-run target of 2%. The FOMC has noted that it will continue to assess additional information and its implications for monetary policy, and in determining future actions with respect to the target rates, the FOMC will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments. The FOMC also left open the potential for decreases to the target rates in 2024 and confirmed the continued reduction to the Federal Reserve’s holdings of U.S. Treasury securities and agency debt and agency MBS. These actions in 2023 helped drive the meaningful increase in our deposit costs that we continue to experience. The timing and impact of inflation, market interest rates, and the competitive landscape of deposits on our business and results of operations will depend on future developments, which are highly uncertain and difficult to predict. We will continue to deploy various asset liability management strategies to seek to manage our risk related to interest rate fluctuations. Refer to “Liquidity” within this Item 7 for additional information about our liquidity and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Form 10-K for additional information about our interest rate sensitivity.

Strategic Initiatives

Pending Merger with American National Bankshares Inc.

On July 24, 2023, the Company and American National entered into a merger agreement. Under the merger agreement, American National will merge with and into the Company, with the Company continuing as the surviving entity. Immediately following the merger, American National Bank and Trust Company will merge with and into the Bank, with the Bank continuing as the surviving bank. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of American National common stock will be converted into the right to receive 1.35 shares of the Company’s common stock. The merger agreement was unanimously approved by the boards of directors of the Company and American National, and is subject to customary closing conditions, including receipt of required regulatory approvals. American National shareholders approved the merger agreement at a special shareholder meeting held on November 14, 2023. The proposed merger is expected to close in the second quarter of 2024.

During 2023, we incurred pre-tax merger related costs of approximately $3.0 million related to the proposed merger with American National.

Cost Savings Initiatives

As previously disclosed, we initiated a series of strategic cost saving measures in the second quarter of 2023 that are expected to reduce our annual expense run rate by approximately $17 million. As a result of these measures, we incurred pre-tax expenses of $12.6 million in 2023, principally composed of severance charges related to headcount reductions, costs related to modifying certain third-party vendor contracts, and charges for exiting certain leases.

Sale-Leaseback Transactions

On September 20, 2023, we executed a sale-leaseback transaction and sold 27 properties, which consisted of 25 branches and a drive thru and parking lot, each adjacent to a sold branch, to a single purchaser for an aggregate purchase price of $45.8 million. Concurrently, we entered into absolute net lease agreements with the purchaser under which we will lease each of the properties for an initial term of 17 years with specified renewal options. The sale-leaseback transaction resulted in a pre-tax gain of approximately $27.7 million during the third quarter of 2023, after transaction-related expenses.

In the fourth quarter of 2023, we sold one branch location to the same purchaser and concurrently entered into absolute net lease agreements with substantially similar terms as those discussed above. This additional sale-leaseback transaction resulted in a pre-tax gain of approximately $1.9 million during the fourth quarter of 2023, after transaction-related expenses.

AFS Securities Sales

Concurrent with the sale-leaseback transaction on September 20, 2023, we restructured a portion of our investment portfolio by selling low yielding AFS securities with a book value of $228.3 million, resulting in a pre-tax net loss of $27.7 million. The net proceeds from the securities sale transaction were reinvested into higher yielding AFS securities at the end of the third quarter of 2023.

During the first quarter of 2023, we executed a balance sheet repositioning strategy and sold AFS securities with a total book value of $505.7 million at a pre-tax loss of $13.4 million and used the net proceeds to reduce existing high costing FHLB borrowings.

SUMMARY OF 2023 FINANCIAL RESULTS

Executive Overview

Net Income & Performance Metrics

●	For 2023, net income available to common shareholders was $190.0 million and basic and diluted EPS was $2.53, compared to net income of $222.6 million and basic and diluted EPS of $2.97 for 2022.
●	Adjusted operating earnings available to common shareholders(+), which excludes, net of tax, as applicable, costs related to strategic cost saving initiatives ($10.0 million in 2023), merger-related costs ($2.9 million in 2023), a legal reserve associated with our previously disclosed settlement with the CFPB ($6.8 million in 2023), a FDIC special assessment ($2.7 million in 2023), strategic branch closing and related facility consolidation costs ($4.4 million in 2022), loss on sale of securities ($32.4 million in 2023 and $2,000 in 2022), gain on sale-leaseback transactions ($23.4 million in 2023), and gain on sale of DHFB ($8.0 million in 2022), totaled $221.2 million and diluted adjusted operating EPS(+) was $2.95 for 2023, compared to adjusted operating earnings available to common shareholders(+) of $219.0 million and diluted adjusted operating EPS(+) of $2.92 for 2022.

Balance Sheet

●	Total assets were $21.2 billion at December 31, 2023, an increase of $705.1 million or 3.4% from December 31, 2022. Total assets increased from the prior year primarily due to a $1.2 billion increase in LHFI (net of deferred fees and costs), partially offset by a $525.7 million decrease in investment securities due primarily to the sale of AFS securities in the first quarter of 2023.
●	Cash and cash equivalents were $378.1 million at December 31, 2023, an increase of $58.2 million or 18.2% from December 31, 2022.
●	At December 31, 2023, total investments were $3.2 billion, a decrease of $525.7 million or 14.2% from December 31, 2022. AFS securities totaled $2.2 billion at December 31, 2023, a decrease of $510.6 million from December 31, 2022. Total net unrealized losses on the AFS securities portfolio were $384.3 million at December 31, 2023, a decrease of $78.2 million from $462.5 million at December 31, 2022. Held to maturity securities are carried at cost and totaled $837.4 million at December 31, 2023, a decrease of $10.3 million from $847.7 million at December 31, 2022 with net unrealized losses of $29.3 million at December 31, 2023, a decrease of $16.5 million from $45.8 million at December 31, 2022.
●	LHFI (net of deferred fees and costs) were $15.6 billion at December 31, 2023, an increase of $1.2 billion or 8.2% from December 31, 2022. Average LHFI (net of deferred fees and costs) totaled $14.9 billion at December 31, 2023, an increase of $1.3 billion or 9.4% from December 31, 2022. LHFI (net of deferred fees and costs) increased from the prior year with growth in most loan categories but primarily due to increases in our commercial and industrial and real estate portfolios.
●	Total deposits at December 31, 2023 were $16.8 billion, an increase of $886.5 million or 5.6% from December 31, 2022. Average deposits during the year ended December 31, 2023 were $16.7 billion, an increase of $202.2 million or 1.2% from the year ended December 31, 2022. Total deposits increased from the prior year primarily due to increases in interest bearing customer deposits and brokered deposits, partially offset by decreases in noninterest-bearing demand deposits.
●	Total borrowings at December 31, 2023 were $1.3 billion, a decrease of $396.8 million or 23.2% from December 31, 2022. Total borrowings decreased from the prior year due to paydowns of short-term borrowings.

NET INCOME

Years Ended December 31, 2023 and 2022

Net income available to common shareholders was $190.0 million for 2023, a decrease of $32.7 million or 14.7% and represented diluted EPS of $2.53, compared to $222.6 million and $2.97, respectively, for 2022. The decrease was primarily driven by a $27.6 million decrease in noninterest income, a $26.6 million increase in noninterest expense, and a $12.6 million increase in the provision for credit losses. The increase in provision expense was due to increased uncertainty in the economic outlook, loan growth during 2023, an increase in net charge-offs, and an increase in the allowance on two individually assessed loans due to changes in borrower-specific circumstances. These changes were partially offset by a $26.8 million increase in net interest income, and a $7.4 million decrease in income tax expense.

Adjusted operating earnings available to common shareholders(+) totaled $221.2 million for 2023, compared to $219.0 million for 2022, and diluted adjusted operating EPS(+) was $2.95 for 2023, compared to $2.92 for 2022.

Net interest income for 2023 totaled $611.0 million, an increase of $26.8 million or 4.6% from 2022. The increase in net interest income was primarily driven by higher loan yields due to rising market interest rates and loan growth. This increase was partially offset by an increase in interest expense due to increased deposit and borrowing costs because of higher short-term market interest rates, average interest bearing deposit growth, and higher average short-term borrowings.

Noninterest income decreased $27.6 million or 23.3% to $90.9 million for 2023, from $118.5 million for 2022, primarily driven by losses incurred on the sale of AFS securities, as well as decreases in fiduciary and asset management fees, mortgage banking income, and loan-related interest rate swap fees. These decreases in noninterest income were partially offset by increases in other operating income, service charges on deposit accounts, and other service charges, commissions, and fees. For additional details on noninterest income, refer to the section “Noninterest Income” included within this Item 7 of this Form 10-K.

Noninterest expense increased $26.6 million or 6.6% to $430.4 million for 2023, compared to $403.8 million for 2022, primarily driven by increases in other expenses, FDIC assessment premiums and other insurance, and salaries and benefits expense. These increases in noninterest expense were partially offset by decreases in amortization of intangible assets, professional services, loan-related expenses, technology and data processing, and occupancy expenses. For additional details on noninterest expense, refer to the section “Noninterest Expense” included within this Item 7 of this Form 10-K.

Years Ended December 31, 2022 and 2021

Net income available to common shareholders was $222.6 million for 2022, a decrease of $29.4 million or 11.7% and represented diluted EPS of $2.97, compared to $252.0 million and $3.26 respectively, for 2021. The decrease was primarily driven by a $79.9 million increase in the provision for credit losses to $19.0 million for 2022, compared to a negative provision of $60.9 million for the prior year, reflecting the impact of a higher ACL due to changes in the macroeconomic forecast and loan growth, and a $7.3 million decrease in noninterest income. These changes were partially offset by a $33.0 million increase in net interest income, a $15.4 million decrease in noninterest expenses, and a $9.4 million decrease in income tax expense. Adjusted operating earnings available to common shareholders(+) totaled $219.0 million for 2022, compared to $273.3 million for 2021, and diluted adjusted operating EPS(+) was $2.92 for 2022, compared to $3.53 for 2021.

Net interest income for 2022 totaled $584.3 million, an increase of $33.0 million or 6.0% compared to the prior year, primarily due to an increase in overall earning asset yields of 39 bps for 2022, driven by the impact of rising market interest rates on loans and taxable investment securities yields, and growth in average loans and average investment securities. This increase was partially offset by an increase in cost of funds of 19 bps for 2022, driven by higher deposit and borrowing costs.

Noninterest income decreased $7.3 million or 5.8% to $118.5 million for 2022, from $125.8 million for 2021, primarily due to decreases in mortgage banking income as mortgage loan origination volumes and gain on sale margins declined, and fiduciary and asset management fees as assets under management decreased due to the sale of DHFB. Partially offsetting these decreases in noninterest income were increases in loan-related interest rate swap fees due to higher transaction volumes, and other operating income primarily driven by the gain on sale of DHFB, and an increase in loan syndication, SBA 7a, and foreign exchange revenues, partially offset by a decline in equity method investment income and the impact of the gain in 2021 on the sale of Visa, Inc. Class B common stock.

Noninterest expense decreased $15.4 million or 3.7% to $403.8 million for 2022, from $419.2 million for 2021, primarily due to decreases in loss on debt extinguishment and in other expenses, primarily driven by a decrease in branch closing and facility consolidation costs and a gain related to the sale and leaseback of an office building, as well as decreases in amortization of intangible assets, occupancy expenses, furniture and equipment expenses, professional services, and marketing and advertising expense. These decreases in noninterest expense were partially offset by increases in salaries and benefits, technology and data processing, and FDIC assessment premiums and other insurance.

NET INTEREST INCOME

Net interest income, which represents our principal source of revenue, is the amount by which our interest income exceeds our interest expense. Our net interest margin represents net interest income expressed as a percentage of our average earning assets. Changes in the volume and mix of our interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on our net interest income, net interest margin, and net income.

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the years ended December 31, (dollars in thousands):

	2023	2022	Change
Average interest-earning assets	$18,368,806	$17,853,216	$515,590
Interest and dividend income	$954,450	$660,435	$294,015
Interest and dividend income (FTE) (+)	$969,360	$675,308	$294,052
Yield on interest-earning assets	5.20%	3.70%	150	bps
Yield on interest-earning assets (FTE) (+)	5.28%	3.78%	150	bps
Average interest-bearing liabilities	$13,283,466	$11,873,030	$1,410,436
Interest expense	$343,437	$76,174	$267,263
Cost of interest-bearing liabilities	2.59%	0.64%	195	bps
Cost of funds	1.87%	0.42%	145	bps
Net interest income	$611,013	$584,261	$26,752
Net interest income (FTE) (+)	$625,923	$599,134	$26,789
Net interest margin	3.33%	3.27%	6	bps
Net interest margin (FTE) (+)	3.41%	3.36%	5	bps

For 2023, net interest income was $611.0 million, an increase of $26.8 million from 2022. For 2023, net interest income (FTE) (+) was $625.9 million, an increase of $26.8 million from the prior year. For 2023, net interest margin increased 6 bps to 3.33% from 3.27% from 2022 and net interest margin (FTE) (+) increased 5 bps to 3.41% from 3.36% in the prior year. The increases in net interest income and net interest income (FTE) (+) were primarily driven by higher loan yields due to rising market interest rates and loan growth. These increases were partially offset by an increase in interest expense due to increased deposit and borrowing costs as a result of higher short-term market interest rates, higher average interest bearing deposits. and higher short-term borrowings to help fund loan growth.

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

For 2022, net interest income was $584.3 million, an increase of $33.0 million from 2021. For 2022, net interest income (FTE) (+) was $599.1 million, an increase of $35.3 million from the prior year. The increases in net interest income and net interest income (FTE) (+) were primarily driven by higher loan yields on our variable rate loans due to rising market interest rates and loan growth and increases in investment income primarily due to higher yields on taxable securities driven by rising market interest rates and growth in the average balance of our investment portfolio. These increases were partially offset by an increase in interest expense due to increased deposit and borrowing costs as a result of higher short-term interest rates and additional borrowings related to the $250.0 million of 2.875% fixed-to-floating rate subordinated notes issued by the Company during the fourth quarter of 2021 and increased FHLB advances. For 2022, net interest margin increased 19 bps and net interest margin (FTE) (+) increased 21 bps, compared to 2021.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the years ended December 31, (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	2023			2022			2021
		Interest			Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$1,867,679	$67,075	3.59%	$2,285,423	$59,306	2.59%	$2,170,983	$43,859	2.02%
Tax-exempt	1,325,212	43,520	3.28%	1,610,914	54,308	3.37%	1,408,395	49,210	3.49%
Total securities	3,192,891	110,595	3.46%	3,896,337	113,614	2.92%	3,579,378	93,069	2.60%
LHFI, net of deferred fees and costs (3)	14,949,487	852,016	5.70%	13,671,714	558,329	4.08%	13,639,325	509,757	3.74%
Other earning assets	226,428	6,749	2.98%	285,165	3,365	1.18%	684,968	2,124	0.31%
Total earning assets	18,368,806	$969,360	5.28%	17,853,216	$675,308	3.78%	17,903,671	$604,950	3.38%
Allowance for loan and lease losses	(118,789)			(104,485)			(128,100)
Total non-earning assets	2,262,385			2,200,657			2,201,980
Total assets	$20,512,402			$19,949,388			$19,977,551
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,603,142	$207,102	2.41%	$8,277,146	$40,460	0.49%	$8,254,615	$6,669	0.08%
Regular savings	997,118	1,803	0.18%	1,159,630	285	0.02%	1,029,476	226	0.02%
Time deposits	2,711,491	87,784	3.24%	1,735,983	15,456	0.89%	2,201,039	20,222	0.92%
Total interest-bearing deposits	12,311,751	296,689	2.41%	11,172,759	56,201	0.50%	11,485,130	27,117	0.24%
Other borrowings	971,715	46,748	4.81%	700,271	19,973	2.85%	453,452	13,982	3.08%
Total interest-bearing liabilities	13,283,466	$343,437	2.59%	11,873,030	$76,174	0.64%	11,938,582	$41,099	0.34%
Noninterest-bearing liabilities:
Demand deposits	4,342,137			5,278,959			5,056,156
Other liabilities	446,274			332,350			257,483
Total liabilities	18,071,877			17,484,339			17,252,221
Stockholders' equity	2,440,525			2,465,049			2,725,330
Total liabilities and stockholders' equity	$20,512,402			$19,949,388			$19,977,551
Net interest income (FTE) (+)		$625,923			$599,134			$563,851

Interest rate spread			2.69%			3.14%			3.04%
Cost of funds			1.87%			0.42%			0.23%
Net interest margin (FTE) (+)			3.41%			3.36%			3.15%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2)Rates and yields are calculated from actual, not rounded amounts in thousands, which appear above.

(3)Nonaccrual loans are included in average loans outstanding.

The Volume Rate Analysis table below presents changes in our interest income (FTE)(+) and interest expense and distinguishes between the changes related to increases or decreases in our average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows for the years ended December 31, (dollars in thousands):

	2023 vs. 2022			2022 vs. 2021

	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(12,182)	$19,951	$7,769	$2,415	$13,032	$15,447
Tax-exempt	(9,414)	(1,374)	(10,788)	6,876	(1,778)	5,098
Total securities	(21,596)	18,577	(3,019)	9,291	11,254	20,545
Loans, net(1)	56,128	237,559	293,687	1,213	47,359	48,572
Other earning assets	(819)	4,203	3,384	(1,839)	3,080	1,241
Total earning assets	$33,713	$260,339	$294,052	$8,665	$61,693	$70,358
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Transaction and money market accounts	$1,656	$164,986	$166,642	$18	$33,773	$33,791
Regular savings	(45)	1,563	1,518	30	29	59
Time deposits(1)	12,709	59,619	72,328	(4,157)	(609)	(4,766)
Total interest-bearing deposits	14,320	226,168	240,488	(4,109)	33,193	29,084
Other borrowings(1)	9,660	17,115	26,775	7,108	(1,117)	5,991
Total interest-bearing liabilities	23,980	243,283	267,263	2,999	32,076	35,075
Change in net interest income (FTE)(+)	$9,733	$17,056	$26,789	$5,666	$29,617	$35,283

(1) The rate-related changes in interest income on loans, deposits, and other borrowings include the impact of lower accretion of the acquisition-related fair market value adjustments, which are detailed below.

The impact of net accretion related to acquisition accounting fair value adjustments for the years ended December 31, are reflected in the following table (dollars in thousands):

		Deposit
	Loans	Accretion	Borrowings
	Accretion	(Amortization)	Accretion	Total
2021	$17,044	$13	$(806)	$16,251
2022	7,942	(44)	(828)	7,070
2023	4,416	(31)	(852)	3,533

NONINTEREST INCOME

Years Ended December 31, 2023 and 2022

	December 31,		Change
	2023	2022	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$33,240	$30,052	$3,188	10.6%
Other service charges, commissions and fees	7,860	6,765	1,095	16.2%
Interchange fees	9,678	9,110	568	6.2%
Fiduciary and asset management fees	17,695	22,414	(4,719)	(21.1)%
Mortgage banking income	2,743	7,085	(4,342)	(61.3)%
Loss on sale of securities	(40,989)	(3)	(40,986)	NM
Bank owned life insurance income	11,759	11,507	252	2.2%
Loan-related interest rate swap fees	10,037	12,174	(2,137)	(17.6)%
Other operating income	38,854	19,419	19,435	100.1%
Total noninterest income	$90,877	$118,523	$(27,646)	(23.3)%

NM = Not Meaningful

For 2023, our noninterest income decreased $27.6 million or 23.3% to $90.9 million compared to $118.5 million for 2022, primarily driven by $41.0 million of losses incurred on the sale of AFS securities executed in the first and third quarters of 2023, partially offset by a $19.4 million increase in other operating income, which included gains related to sale-leaseback transactions during the third and fourth quarters of 2023, partially offset by a gain on the sale of DHFB in the second quarter of 2022.

Our adjusted operating noninterest income(+) for 2023, which excludes losses on sale of securities ($41.0 million in 2023 and $3,000 in 2022), gains related to sale-leaseback transactions ($29.6 million in 2023), and the gain on sale of DHFB ($9.1 million in 2022), decreased $7.2 million or 6.5%, to $102.3 million, compared to $109.4 million for 2022. The decrease was primarily driven by a $4.7 million decrease in fiduciary and asset management fees due to a decrease in assets under management driven by the DHFB sale executed in the second quarter of 2022, a $4.3 million decrease in mortgage banking income due to a decline in mortgage loan origination volumes and decrease in gain on sale margins due to increases in market interest rates, a $2.1 million decrease in loan-related interest rate swaps primarily due to lower transaction volumes, and a $1.1 million decrease in other operating income primarily due to the impact from recoveries recognized in the prior year on several fully charged off acquired loans and a decline in equity method investment income, partially offset by increases in capital market transaction-related fees. These decreases were partially offset by a $3.2 million increase in service charges on deposit accounts due to growth and improved margins in treasury management services and higher Consumer Banking customer activity, and a $1.1 million increase in other service charges, commissions, and fees due primarily to a merchant services vendor contract signing bonus.

Years Ended December 31, 2022 and 2021

	December 31,		Change
	2022	2021	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$30,052	$27,122	$2,930	10.8%
Other service charges, commissions and fees	6,765	6,595	170	2.6%
Interchange fees	9,110	8,279	831	10.0%
Fiduciary and asset management fees	22,414	27,562	(5,148)	(18.7)%
Mortgage banking income	7,085	21,022	(13,937)	(66.3)%
(Loss) gain on sale of securities	(3)	87	(90)	(103.4)%
Bank owned life insurance income	11,507	11,488	19	0.2%
Loan-related interest rate swap fees	12,174	5,620	6,554	116.6%
Other operating income	19,419	18,031	1,388	7.7%
Total noninterest income	$118,523	$125,806	$(7,283)	(5.8)%

For 2022, our noninterest income decreased $7.3 million or 5.8% to $118.5 million from $125.8 million for 2021, due primarily to the decreases in mortgage banking income and fiduciary and asset management fees discussed below, partially offset by the increase in loan-related interest rate swap fees noted below.

Our adjusted operating noninterest income(+) for 2022, which excludes, as applicable, the gain on sale of DHFB ($9.1 million in 2022), the gain on sale of Visa, Inc. Class B common stock ($5.1 million in 2021), and gains and losses on sale of securities (losses of $3,000 in 2022 compared to gains of $87,000 in 2021), declined by $11.1 million or 9.2% from the prior year, which was driven primarily by a $13.9 million decrease in mortgage banking income as mortgage loan origination volumes and gain on sale margins each declined due to the rapid rise in market interest rates in 2022, a $5.1 million decrease in fiduciary and asset management fees as assets under management decreased due to the sale of DHFB, and a $2.6 million decrease in other operating income primarily driven by a decline in equity method investment income. These decreases were partially offset by an increase in capital market transaction-related fees and by a $6.6 million increase in loan-related interest rate swap fees due to higher transaction volumes.

NONINTEREST EXPENSE

Years Ended December 31, 2023 and 2022

	December 31,		Change
	2023	2022	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$236,682	$228,926	$7,756	3.4%
Occupancy expenses	25,146	26,013	(867)	(3.3)%
Furniture and equipment expenses	14,282	14,838	(556)	(3.7)%
Technology and data processing	32,484	33,372	(888)	(2.7)%
Professional services	15,483	16,730	(1,247)	(7.5)%
Marketing and advertising expense	10,406	9,236	1,170	12.7%
FDIC assessment premiums and other insurance	19,861	10,241	9,620	93.9%
Franchise and other taxes	18,013	18,006	7	NM
Loan-related expenses	5,619	6,574	(955)	(14.5)%
Amortization of intangible assets	8,781	10,815	(2,034)	(18.8)%
Other expenses	43,614	29,051	14,563	50.1%
Total noninterest expense	$430,371	$403,802	$26,569	6.6%

NM = Not Meaningful

For 2023, our noninterest expense increased $26.6 million or 6.6% to $430.4 million, compared to $403.8 million for 2022, primarily driven by a $14.6 million increase in other expenses due mainly to expenses associated with strategic cost saving initiatives, the legal reserve related to our previously disclosed settlement with the CFPB, and merger-related costs associated with our pending merger with American National, partially offset by strategic branch closing and facility consolidation costs in 2022 not repeated in 2023, and a $9.6 million increase in FDIC assessment premiums and other insurance primarily due to the increase in the FDIC assessment rates, effective January 1, 2023 and a FDIC special assessment recognized in the fourth quarter of 2023.

Our adjusted operating noninterest expense(+) for 2023, which excludes expenses associated with strategic cost saving initiatives ($12.6 million in 2023), amortization of intangible assets ($8.8 million in 2023 and $10.8 million in 2022), the legal reserve related to our previously disclosed settlement with the CFPB ($8.3 million in 2023), a FDIC special assessment ($3.4 million in 2023), merger-related costs associated with our pending merger with American National ($3.0 million in 2023), and strategic branch closing and facility consolidation costs ($5.5 million in 2022), increased $6.8 million or 1.8% to $394.3 million, compared to $387.5 million for 2022. The increase was primarily driven by a $6.3 increase in FDIC assessment premiums and other insurance primarily due to increase in the FDIC assessment rates discussed above, a $4.9 million increase in salaries and benefits expense, outside of severance charges related to headcount reductions from cost saving initiatives in the second quarter of 2023, and a $1.2 million increase in marketing and advertising expense. These increases were partially offset by a $1.2 million decrease in professional services related to strategic projects that occurred in the prior year, a $991,000 decrease in other expenses primarily due to a decrease in non-credit related losses on customer transactions, a $955,000 decrease in loan-related expenses primarily due a decrease in third-party loan servicing, a $888,000 decrease in technology and data processing due to the fee restructuring of a major contract, and a $867,000 decrease in occupancy expenses.

Years Ended December 31, 2022 and 2021

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

For 2022, our noninterest expense decreased $15.4 million or 3.7% to $403.8 million from $419.2 million for 2021, due primarily due to a $14.7 million loss on debt extinguishment related to balance sheet repositioning in 2021.

Our adjusted operating noninterest expense(+) for 2022, which excludes amortization of intangible assets ($10.8 million in 2022 compared to $13.9 million in 2021), losses related to balance sheet repositioning ($14.7 million in 2021), and strategic branch closing and facility consolidation costs ($5.5 million in 2022 compared to $17.4 million in 2021), increased $14.3 million or 3.8% compared to 2021, due to a $14.0 million increase in salaries and benefits primarily driven by higher salaries, wages, and variable incentive compensation, a $3.2 million increase in technology and data processing expenses, which includes the write-down of obsolete software, a $2.1 million increase in other expenses, primarily driven by increases in teammate travel and training costs and non-credit related losses on customer transactions, partially offset by a gain related to the sale and leaseback of an office building, and a $759,000 increase in FDIC assessment premiums and other insurance. The increases in noninterest expense were partially offset by a $2.7 million decrease in occupancy expenses and a $1.1 million decrease in furniture and equipment expenses, partially reflecting the impact of our consolidation of 16 branches that we completed in March 2022, a $1.1 million decrease in professional services expenses due to a decrease in legal and consulting fees associated with various strategic initiatives, and a $639,000 decrease in marketing and advertising expense.

SEGMENT RESULTS

As discussed in Note 17 “Segment Reporting and Revenue” within Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, effective as of the third quarter of 2022, we began segmenting our business into two primary reportable operating segments—Wholesale Banking and Consumer Banking—as these segments reflect how our chief operating decision makers are now evaluating our business, establishing the overall business strategy, allocating resources, and assessing business performance. We have included below the key metrics our chief operating decision makers use in evaluating our reportable operating segments. We restated our segment information for the year ended December 31, 2021 under the new basis with two reportable operating segments.

Effective January 1, 2023, we made an organizational change to move certain lines of business in the wealth management division that primarily serve Wholesale Banking customers from the Consumer Banking segment to the Wholesale Banking segment. As a result, we reallocated $9.6 million of goodwill from the Consumer Banking segment to the Wholesale Banking segment and restated our prior segment information for the year ended December 31, 2022, based on this organizational change. Goodwill was evaluated for impairment prior to and immediately following the organizational change. Refer to Note 5 “Goodwill and Intangible Assets” within Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. In addition, we restated our prior segment operating results for the years ended

December 31, 2022 and 2021, resulting in a reallocation of noninterest income ($12.5 million and $12.3 million, respectively) and noninterest expense ($16.0 million and $14.3 million, respectively) from the Consumer Banking segment to the Wholesale Banking segment.

Wholesale Banking

Our Wholesale Banking segment provides loan, leasing, and deposit services, as well as treasury management, SBA lending and capital market services to wholesale customers primarily throughout Virginia, Maryland, North Carolina, and South Carolina. These customers include commercial real estate and commercial and industrial customers. This segment also includes our equipment finance subsidiary, which has nationwide exposure. The private banking and trust businesses also reside in the Wholesale Banking segment.

The following table presents operating results for the years ended December 31, for the Wholesale Banking segment (dollars in thousands):

	2023	2022 (1)	2021 (1)
Net interest income	$270,985	$301,803	$300,440
Provision for credit losses	34,229	11,758	(34,877)
Net interest income after provision for credit losses	236,756	290,045	335,317
Noninterest income	36,791	36,557	26,263
Noninterest expense	165,499	159,033	144,482
Income before income taxes	$108,048	$167,569	$217,098

(1) Operating results include a reallocation from the Consumer Banking segment, due to the January 1, 2023 organizational change discussed in Note 17, “Segment Reporting and Revenue,” within Part II, Item 8 of this Form 10-K.

Wholesale Banking income before income taxes decreased $59.5 million to $108.0 million for 2023, compared to $167.6 million for 2022. The decrease was primarily due to a decrease in our net interest income driven by spread compression on the deposit portfolio as a result of the rapid rise in interest rates, and an increase in the provision for credit losses due to increased uncertainty in the economic outlook and loan growth during 2023, higher net charge-offs, and an increase in the individually assessed allowance on two loans due to changes in borrower-specific circumstances. In addition, our noninterest expense increased in 2023 compared to 2022, primarily due to an increase in salaries and benefits expense, as well as an increase in FDIC assessment premiums and other insurance due to the increase in the FDIC assessment rates, effective January 1, 2023, and a FDIC special assessment recognized in the fourth quarter of 2023.

Wholesale Banking income before income taxes decreased $49.5 million to $167.6 million for 2022, compared to $217.1 million for 2021. The decrease was primarily driven by an increase in the provision for credit losses due to changes in the macroeconomic outlook and loan growth in 2022. In addition, our noninterest expense increased in 2022, primarily due to increases in salaries and wages, non-credit related losses on customer transactions, and teammate training and travel costs. These increases in the provision for credit losses and noninterest expense were partially offset by an increase in our noninterest income in 2022, primarily due to an increase in loan swap fees due to higher transaction volumes and an increase in capital market transaction-related fees.

The following table presents the key balance sheet metrics as of December 31, for the Wholesale Banking segment (dollars in thousands):

	2023	2022 (1)
LHFI, net of deferred fees and costs	$12,688,833	$11,476,258
Total Deposits	6,403,432	6,128,729

(1) Includes a reallocation of LHFI, net of deferred fees and costs, and total deposits from the Consumer Banking segment of $136.6 million and $258.7 million, respectively, due to the January 1, 2023 organizational change discussed in Note 17, “Segment Reporting and Revenue,” in Part II, Item 8 of this Form 10-K.

LHFI, net of deferred fees and costs, for the Wholesale Banking segment increased $1.2 billion or 10.6% to $12.7 billion at December 31, 2023 compared to December 31, 2022, with growth reported in the commercial and industrial, multifamily real estate, and commercial real estate – non-owner occupied loan portfolios.

Wholesale Banking deposits increased $274.7 million or 4.5% to $6.4 billion at December 31, 2023 compared to December 31, 2022, primarily driven by an increase in interest checking accounts, partially offset by a decrease in demand deposits.

Consumer Banking

Our Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division and investment management and advisory services businesses.

The following table presents operating results for the years ended December 31, for the Consumer Banking segment (dollars in thousands):

	2023	2022 (1)	2021 (1)
Net interest income	$253,846	$222,787	$223,140
Provision for credit losses	(2,616)	7,231	(26,011)
Net interest income after provision for credit losses	256,462	215,556	249,151
Noninterest income	51,347	56,899	72,747
Noninterest expense	227,158	218,939	220,357
Income before income taxes	$80,651	$53,516	$101,541

(1) Operating results include a reallocation to the Wholesale Banking segment, due to the January 1, 2023 organizational change discussed in Note 17, “Segment Reporting and Revenue,” in Part II, Item 8 of this Form 10-K.

Consumer Banking income before income taxes increased $27.1 million to $80.7 million for 2023 compared to $53.5 million for 2022. The increase was primarily driven by an increase in our net interest income due to favorable funding credits on deposits and increased interest income attributable to the higher interest rate environment and higher average loan balances, partially offset by spread compression on the loan portfolio. Also contributing to the increase in net interest income was a decrease in the provision for credit losses primarily driven by runoff in the third-party lending and auto portfolios related to our decision to exit this business. The increase in our net interest income after provision for credit losses was partially offset by an increase in our noninterest expense primarily driven by an increase in salaries and benefits expense, as well as an increase in FDIC assessment premiums and other insurance due to the increase in the FDIC assessment rates, effective January 1, 2023, and a FDIC special assessment recognized in the fourth quarter of 2023. In addition, our noninterest income in 2023 decreased from 2022, primarily due to a decline in fiduciary and asset management fees driven by a decrease in assets under management primarily due to the sale of DHFB in the second quarter of 2022, and a continued decrease in mortgage banking income from the prior year due to a decline in mortgage loan origination volumes and a decline in gain on sale margins due to increases in market interest rates.

Consumer Banking income before income taxes decreased $48.0 million to $53.5 million for 2022, compared to $101.5 million for 2021. The decrease was primarily driven by an increase in the provision for credit losses due to changes in the macroeconomic outlook and loan growth in 2022. In addition, our noninterest income decreased in 2022, primarily driven by a decrease in mortgage banking income due to a decline in mortgage origination volumes and gain on sale margins due to the rapid rise in market interest rates in 2022, and a decrease in fiduciary and asset management fees primarily due to the sale of DHFB.

The following table presents the key balance sheet metrics as of December 31, for the Consumer Banking segment (dollars in thousands):

	2023	2022 (1)
LHFI, net of deferred fees and costs	$2,958,811	$2,990,017
Total Deposits	9,816,562	9,724,598

(1) Includes a reallocation of LHFI, net of deferred fees and costs, and total deposits to the Wholesale Banking segment of $136.6 million and $258.7 million, respectively, due to the January 1, 2023 organizational change discussed in Note 17, “Segment Reporting and Revenue,” in Part II, Item 8 of this Form 10-K.

LHFI, net of deferred fees and costs, for the Consumer Banking segment decreased $31.2 million or 1.0% to $3.0 billion at December 31, 2023 compared to December 31, 2022. The decrease primarily occurred the auto loan portfolio due to the exit from our indirect automobile financing business during the second quarter of 2023, as part of our strategic cost savings initiatives.

Consumer Banking deposits increased $92.0 million or 0.9% to $9.8 billion at December 31, 2023 compared to December 31, 2022. The increase was primarily due to an increase in time deposits, partially offset by a decrease in demand deposits, interest checking accounts, savings accounts, and money market balances, as customers moved funds from lower to higher yield deposit products.

INCOME TAXES

Our provision for income taxes is based on our results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. In addition, we report certain items of income and expense in different periods for financial reporting and tax return purposes. We recognize the tax effects of these temporary differences in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

Our effective tax rate for the years ended December 31, 2023, 2022, and 2021 was 15.9%, 16.2%, and 17.2%, respectively. The decrease in the effective rate for 2023 compared to 2022 is primarily due to the higher proportion of tax-exempt income to pre-tax income.

BALANCE SHEET

Assets

At December 31, 2023, we had total assets of $21.2 billion, an increase of $705.1 million or 3.4% from December 31, 2022. The increase in total assets was primarily a result of a $1.2 billion increase in total LHFI (net of deferred fees and costs), partially offset by a $525.7 million decrease in our net investment securities portfolio due primarily to the sale of AFS securities in the first quarter of 2023.

LHFI (net of deferred fees and costs) were $15.6 billion at December 31, 2023, an increase of $1.2 billion or 8.2% from December 31, 2022. For additional information on our loan activity, please refer to the section “Loan Portfolio” included within this Item 7 and Note 3 “Loans and Allowance for Loan and Lease Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Total investments at December 31, 2023 were $3.2 billion, a decrease of $525.7 million or 14.2% from December 31, 2022. AFS securities totaled $2.2 billion at December 31, 2023, a decrease of $510.6 million or 18.6% from December 31, 2022. At December 31, 2023, total net unrealized losses on the AFS securities portfolio were $384.3 million, compared to $462.5 million at December 31, 2022. HTM securities totaled $837.4 million at December 31, 2023, a $10.4 million decrease or 1.2% from December 31, 2022. Total net unrealized losses on the HTM securities portfolio were $29.3 million at December 31, 2023, compared to $45.8 million at December 31, 2022.

Liabilities and Stockholders’ Equity

At December 31, 2023, we had total liabilities of $18.6 billion, an increase of $521.5 million or 2.9% from December 31, 2022, primarily driven by an increase in total deposits, partially offset by a decrease in short-term borrowings.

Total deposits at December 31, 2023 were $16.8 billion, an increase of $886.5 million or 5.6% from December 31, 2022. Average deposits at December 31, 2023 increased $501.6 million or 3.0% from December 31, 2022. The increase in total deposits was primarily due to increases in interest bearing customer deposits and brokered deposits, partially offset by decreases in demand deposits. For additional information on deposits, refer to the section “Deposits” included within this Item 7 of this Form 10-K.

Total borrowings at December 31, 2023 were $1.3 billion, a decrease of $396.8 million or 23.2% compared to $1.7 billion at December 31, 2022. The decrease in borrowings was primarily due to paydowns of short-term borrowings due to deposit growth. For additional information on our borrowing activity, please refer to Note 8 “Borrowings” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2023, our stockholders’ equity was $2.6 billion, an increase of $183.6 million or 7.7% from December 31, 2022. The net increase was primarily attributable to other comprehensive gains related to the decrease in unrealized losses in the AFS securities portfolio due to the impact of declining market interest rates, partially offset by the impact of retained earnings during 2023.

During 2023, we declared and paid dividends on our outstanding shares of Series A Preferred Stock of $687.52 per share (equivalent to $1.72 per outstanding depositary share). During 2023, we also declared and paid cash dividends of $1.22 per common share, an increase of $0.06 per share or 5.2% over 2022.

SECURITIES

At December 31, 2023, we had total investments of $3.2 billion or 15.0% of total assets, compared to $3.7 billion or 18.1% of total assets at December 31, 2022. This decrease was primarily due to the sale of AFS securities in the first quarter of 2023, partially offset by the improvement in the fair value of the AFS securities portfolio due to the impact of lower market interest rates. We seek to diversify our investment portfolio to minimize risk, as we focus on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of our MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 10 “Derivatives” in “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of December 31, (dollars in thousands):

	2023	2022
Available for Sale:
U.S. government and agency securities	$63,356	$61,943
Obligations of states and political subdivisions	475,447	807,435
Corporate and other bonds	241,889	226,380
MBS
Commercial	257,646	306,161
Residential	1,191,171	1,338,233
Total MBS	1,448,817	1,644,394
Other securities	1,752	1,664
Total AFS securities, at fair value	2,231,261	2,741,816
Held to Maturity:
U.S. government and agency securities	—	687
Obligations of states and political subdivisions	699,189	705,990
Corporate and other bonds	4,349	5,159
MBS
Commercial	51,980	42,761
Residential	81,860	93,135
Total MBS	133,840	135,896
Total held to maturity securities, at carrying value	837,378	847,732
Restricted Stock:
FRB stock	67,032	67,032
FHLB stock	48,440	53,181
Total restricted stock, at cost	115,472	120,213
Total investments	$3,184,111	$3,709,761

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of December 31, 2023:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	—%	4.61%	6.33%	—%	4.64%
Obligations of states and political subdivisions	4.38%	3.65%	2.02%	2.19%	2.22%
Corporate bonds and other securities	5.03%	7.26%	4.63%	6.01%	4.99%
MBS:
Commercial	4.98%	6.61%	6.17%	2.40%	3.32%
Residential	2.40%	6.25%	4.70%	2.41%	2.55%
Total MBS	4.97%	6.31%	5.56%	2.41%	2.69%
Total AFS securities	4.97%	5.67%	4.74%	2.36%	2.86%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of December 31, 2023:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
Obligations of states and political subdivisions	2.51%	4.12%	3.34%	3.49%	3.49%
Corporate bonds and other securities	—%	—%	—%	5.80%	5.80%
MBS:
Commercial	—%	—%	—%	4.44%	4.44%
Residential	—%	5.57%	—%	3.53%	4.05%
Total MBS	—%	5.57%	—%	3.95%	4.20%
Total HTM securities	2.51%	5.01%	3.34%	3.58%	3.62%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of December 31, 2023, we maintained a diversified municipal bond portfolio with approximately 67% of our holdings in general obligation issues and the majority of the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 19% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all of our municipal holdings are considered investment grade. When purchasing municipal securities, we focus on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

LOAN PORTFOLIO

LHFI, net of deferred fees and costs, were $15.6 billion and $14.4 billion at December 31, 2023 and 2022, respectively. Commercial real estate and commercial and industrial loans represented our largest loan categories at both December 31, 2023. and December 31, 2022.

The following table presents total and remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), net of deferred fees and costs, as of December 31, 2023 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$1,107,850	$320,283	$566,402	$442,366	$123,020	$1,016	$221,165	$165,391	$27,875	$27,899
Commercial Real Estate - Owner Occupied	1,998,787	160,612	640,176	162,424	463,282	14,470	1,197,999	636,789	554,901	6,309
Commercial Real Estate - Non-Owner Occupied	4,172,401	471,408	2,296,855	1,230,167	1,066,688	—	1,404,138	1,155,175	242,687	6,276
Multifamily Real Estate	1,061,997	247,589	567,946	256,403	311,543	—	246,462	205,430	41,032	—
Commercial & Industrial	3,589,347	574,811	1,842,058	1,738,368	100,281	3,409	1,172,478	776,007	391,214	5,257
Residential 1-4 Family - Commercial	522,580	51,833	129,424	60,815	63,927	4,682	341,323	271,121	60,271	9,931
Residential 1-4 Family - Consumer	1,078,173	293	207,794	1,958	28,128	177,708	870,086	8,411	72,849	788,826
Residential 1-4 Family - Revolving	619,433	21,520	484,311	27,978	107,550	348,783	113,602	6,640	40,422	66,540
Auto	486,926	3,627	—	—	—	—	483,299	286,188	197,111	—
Consumer	120,641	11,935	16,184	13,717	2,126	341	92,522	45,994	33,394	13,134
Other Commercial	876,908	46,930	98,182	12,137	86,045	—	731,796	286,845	327,932	117,019
Total LHFI	$15,635,043	$1,910,841	$6,849,332	$3,946,333	$2,352,590	$550,409	$6,874,870	$3,843,991	$1,989,688	$1,041,191

We remain committed to originating soundly underwritten loans to qualifying borrowers within our markets. We seek to mitigate risks attributable to our most highly concentrated portfolios—commercial real estate and commercial and industrial —through our credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as through our seasoned bankers that focus on lending to borrowers with proven track records in markets that we are familiar with.

Our loan portfolio includes credit exposures in the commercial real estate market. Our non-owner occupied commercial real estate loans represented 26.7% of total LHFI at December 31, 2023, and included $775.0 million of non-owner occupied office loans, representing 5.0% of total LHFI at December 31, 2023. We proactively monitor our non-owner occupied office exposure and we believe the portfolio is geographically diverse and granular. We do not currently finance large, high-rise, or major metropolitan central business district office buildings.

ASSET QUALITY

Overview

At December 31, 2023, NPAs as a percentage of total LHFI were 0.24%, an increase of 5 bps from the prior year and included nonaccrual loans of $36.9 million. Our net charge-offs remain low at 0.05% of total loans for 2023, a 3 bps increase from the prior year. Our ACL at December 31, 2023 increased by $24.0 million from the prior year primarily due to increased uncertainty in the economic outlook, loan growth in 2023, and an increase in the allowance on two individually assessed loans due to changes in borrower-specific circumstances.

We continued to experience historically low levels of NPAs in 2023; however, the economic environment in our footprint could be impacted by elevated inflation, even as inflation rates begin to improve, and the potential impact of interest rate changes as the Federal Reserve continues to evaluate monetary policy moves, which could increase NPAs in future periods. We continue to refrain from originating or purchasing loans from foreign entities, and we selectively originate loans to higher risk borrowers. Our loan portfolio generally does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans or mortgage loans with initial teaser rates, which are all considered higher risk instruments.

Nonperforming Assets

At December 31, 2023, our NPAs totaled $36.9 million, an increase of $9.8 million or 36.1% from December 31, 2022. NPAs as a percentage of total LHFI at December 31, 2023 were 0.24%, an increase of 5 bps from 0.19% at December 31, 2022. The increase in NPAs was primarily due to two new nonaccrual loans within the commercial real estate – non-owner occupied and commercial and industrial portfolios.

The following table shows a summary of asset quality balances and related ratios as of and for the years ended December 31, (dollars in thousands):

	2023	2022
Nonaccrual LHFI	$36,860	$27,038
Foreclosed properties	29	76
Total NPAs	36,889	27,114
LHFI past due 90 days and accruing interest	13,863	7,490
Total NPAs and LHFI past due 90 days and accruing interest	$50,752	$34,604

Balances
Allowance for loan and lease losses	$132,182	$110,768
Allowance for credit losses	148,451	124,443
Average LHFI, net of deferred fees and costs	14,949,487	13,671,714
LHFI, net of deferred fees and costs	15,635,043	14,449,142

Ratios
Nonaccrual LHFI to total LHFI	0.24%	0.19%
NPAs to total LHFI	0.24%	0.19%
NPAs & LHFI 90 days past due and accruing interest to total LHFI	0.32%	0.24%
NPAs to total LHFI & foreclosed property	0.24%	0.19%
NPAs & LHFI 90 days past due and accruing interest to total LHFI & foreclosed property	0.32%	0.24%
ALLL to nonaccrual LHFI	358.61%	409.68%
ALLL to nonaccrual LHFI & LHFI 90 days past due and accruing interest	260.60%	320.81%
ACL to nonaccrual LHFI	402.74%	460.25%

NPAs include non-accrual loans, which totaled $36.9 million and $27.0 million at December 31, 2023 and December 31, 2022 respectively. The following table shows the activity in nonaccrual loans for the years ended December 31, (dollars in thousands):

	2023	2022
Beginning Balance	$27,038	$31,100
Net customer payments	(11,850)	(12,134)
Additions	23,091	9,527
Charge-offs	(987)	(920)
Loans returning to accruing status	(432)	(131)
Transfers to foreclosed property	—	(404)
Ending Balance	$36,860	$27,038

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual loans, as of December 31, (dollars in thousands):

	2023	2022
Construction and Land Development	$348	$307
Commercial Real Estate - Owner Occupied	3,001	7,178
Commercial Real Estate - Non-Owner Occupied	12,616	1,263
Commercial & Industrial	4,556	1,884
Residential 1-4 Family - Commercial	1,804	1,904
Residential 1-4 Family - Consumer	11,098	10,846
Residential 1-4 Family - Revolving	3,087	3,453
Auto	350	200
Consumer	—	3
Total	$36,860	$27,038
Coverage Ratio(1)	358.61%	409.68%

(1) Represents the ALLL divided by nonaccrual loans.

Past Due Loans

At December 31, 2023, past due loans still accruing interest totaled $48.4 million or 0.31% of total LHFI, compared to $30.0 million or 0.21% of total LHFI at December 31, 2022. Of the total past due loans still accruing interest, $13.9 million or 0.09% of total LHFI were loans past due 90 days or more at December 31, 2023, compared to $7.5 million or 0.05% of total LHFI at December 31, 2022.

Troubled Loan Modifications

We adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2023 on a prospective basis. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for information on our accounting policy for loan modifications to borrowers experiencing financial difficulty and how we define TLMs.

As of December 31, 2023, we had TLMs with an amortized cost basis of $32.2 million and $180,000 in allowance for those loans. As of December 31, 2023, there were $716,000 of unfunded commitments on loans modified and designated as TLMs since January 1, 2023.

Troubled Debt Restructurings

After the adoption of ASU 2022-02, we no longer have TDRs. The below information is presented for December 31, 2022, prior to our adoption of ASU 2022-02.

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

Net Charge-offs

For the year ended December 31, 2023, our net charge-offs were $7.6 million or 0.05% of total average loans, compared to $2.3 million or 0.02%, respectively, for the year ended December 31, 2022. The majority of our net charge-offs in 2023 related to two commercial loans within the commercial and industrial and commercial real estate portfolios that were charged-off in the first quarter of 2023.

Provision for Credit Losses

We recorded a provision for credit losses of $31.6 million for the year ended December 31, 2023, an increase of $12.6 million or 66.2% from the prior year. The provision for credit losses for the year ended December 31, 2023 reflected $29.0 million in provision for loan losses and $2.6 million in provision for unfunded commitments. The increased provision for credit losses is primarily due to increased uncertainty in the economic outlook, loan growth during 2023, an increase in net charge-offs, and an increase in the allowance on two individually assessed loans due to changes in borrower-specific circumstances.

Allowance for Credit Losses

At December 31, 2023, the ACL was $148.5 million, comprised of an ALLL of $132.2 million and a reserve for unfunded commitments of $16.3 million. The ACL at December 31, 2023 increased by $24.0 million from December 31, 2022, primarily due to increased uncertainty in the economic outlook, loan growth during 2023, and an increase in the allowance on two individually assessed loans due to changes in borrower-specific circumstances.

The following table summarizes the ACL as of December 31, (dollars in thousands):

	2023	2022
Total ALLL	$132,182	$110,768
Total Reserve for Unfunded Commitments	16,269	13,675
Total ACL	$148,451	$124,443

ALLL to total LHFI	0.85%	0.77%
ACL to total LHFI	0.95%	0.86%

The following table summarizes our net charge-off activity by loan segment for the years ended December 31, (dollars in thousands):

	2023			2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(8,727)	$(3,268)	$(11,995)	$(4,137)	$(3,272)	$(7,409)
Recoveries	2,455	1,935	4,390	2,426	2,650	5,076
Net charge-offs	$(6,272)	$(1,333)	$(7,605)	$(1,711)	$(622)	$(2,333)
Net charge-offs to average loans(1)	0.05%	0.06%	0.05%	0.01%	0.03%	0.02%

(1) Annualized

The following table summarizes the ALLL activity by loan segment and the percentage of the loan portfolio that the related ALLL covers as of December 31, (dollars in thousands):

	2023			2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL	$105,896	$26,286	$132,182	$82,753	$28,015	$110,768
Loan %(1)	85.3%	14.7%	100.0%	84.3%	15.7%	100.0%
ALLL to total LHFI	0.79%	1.14%	0.85%	0.68%	1.23%	0.77%

(1) The percentage represents the loan balance divided by total loans.

The increase in the ALLL for the Commercial segment is primarily due to increased uncertainty in the economic outlook, loan growth during 2023, and an increase in the allowance on two individually assessed loans due to changes in borrower-specific circumstances. The decrease in the ALLL from the prior year for the Consumer segment reflects the impact of the runoff in the third-party lending and auto portfolios.

DEPOSITS

As of December 31, 2023, our total deposits were $16.8 billion, an increase of $886.5 million or 5.6% compared to December 31, 2022. Total interest-bearing deposits consisted of interest checking accounts, money market, savings accounts, time deposits, and brokered deposits. Our time deposits balances with customers totaled $2.8 billion and accounted for 23.1% of total interest-bearing deposits at December 31, 2023, compared to $1.8 billion and 16.3% at December 31, 2022. We will use purchased brokered deposits as part of our overall liquidity management strategy on an as needed basis; brokered deposits were purchased in 2023 and 2022 through nationally recognized networks.

The following table presents the deposit balances, including brokered deposits, by major category as of December 31, (dollars in thousands):

	2023		2022
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Interest checking accounts	$4,697,819	27.9%	$4,186,505	26.3%
Money market accounts	3,850,679	22.9%	3,922,533	24.6%
Savings accounts	909,223	5.4%	1,130,899	7.1%
Customer time deposits of $250,000 and over	674,939	4.0%	405,060	2.5%
Other customer time deposits	2,173,904	12.9%	1,396,011	8.8%
Time Deposits	2,848,843	16.9%	1,801,071	11.3%
Total interest-bearing customer deposits	12,306,564	73.1%	11,041,008	69.3%
Brokered deposits	548,384	3.3%	7,430	—%
Total interest-bearing deposits	12,854,948	76.4%	11,048,438	69.3%
Demand deposits	3,963,181	23.6%	4,883,239	30.7%
Total Deposits (1)	$16,818,129	100.0%	$15,931,677	100.0%

(1) Includes uninsured deposits of $5.8 billion and $6.3 billion as of December 31, 2023 and December 31, 2022, respectively, and collateralized deposits of $861.6 million and $951.9 million as of December 31, 2023 and December 31, 2022, respectively. Amounts are based on estimated amounts of uninsured deposits as of the reported period.

Maturities of time deposits in excess of FDIC insurance limits were as follows as of December 31, (dollars in thousands):

	2023	2022
3 Months or Less	$141,146	$14,225
Over 3 Months through 6 Months	62,006	36,907
Over 6 Months through 12 Months	32,672	88,410
Over 12 Months	43,865	53,666
Total	$279,689	$193,208

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which financial institutions can exercise greater or longer control in comparison with deposits and borrowed funds. Our management review our capital adequacy on an ongoing basis with reference to size, composition, and quality of our capital resources and consistency with regulatory requirements and industry standards. We seek to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, while allowing us to effectively leverage our capital to maximize return to shareholders.

On January 26, 2024, we announced that our Board of Directors declared a quarterly dividend on our outstanding shares of our Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on March 1, 2024 to preferred shareholders of record as of February 15, 2024. Our Board of Directors also declared a quarterly dividend of $0.32 per share of common stock, which is payable on February 23, 2024 to common shareholders of record as of February 9, 2024.

Under the Basel III capital rules, we must comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 7.0% of risk-weighted assets; (ii) a Tier 1 capital ratio of 8.5% of risk-weighted assets; (iii) a total capital ratio of 10.5% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of total assets. These ratios, with the exception of the leverage ratio, include a 2.5% capital conservation buffer, which is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

On August 26, 2020, the federal bank regulatory agencies adopted a final rule that allowed us to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. We elected to phase in the regulatory capital impact as permitted under this final rule. The CECL transition amount is being phased out of regulatory capital over a three-year period that began in 2022 and ends in 2024.

The following table summarizes our regulatory capital and related ratios as of December 31, (dollars in thousands):

	2023	2022
Common equity Tier 1 capital	$1,790,183	$1,684,088
Tier 1 capital	1,956,539	1,850,444
Tier 2 capital	508,278	468,716
Total risk-based capital	2,464,817	2,319,160
Risk-weighted assets	18,184,252	16,930,559

Capital ratios:
Common equity Tier 1 capital ratio	9.84%	9.95%
Tier 1 capital ratio	10.76%	10.93%
Total capital ratio	13.55%	13.70%
Leverage ratio (Tier 1 capital to average assets)	9.63%	9.42%
Capital conservation buffer ratio (1)	4.76%	4.93%
Common equity to total assets	11.29%	10.78%
Tangible common equity to tangible assets (+)	7.15%	6.43%

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

For more information about our off-balance sheet obligations and cash requirements refer to section “Liquidity” included within this Item 7.

MARKET RISK

Interest Sensitivity

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Our market risk is composed primarily of interest rate risk. Our ALCO is responsible for reviewing our interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. Our Board of Directors reviews and approves the policies established by ALCO.

We monitor interest rate risk using three complementary modeling tools: static gap analysis, earnings simulation modeling, and economic value simulation (net present value estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk models has limitations, taken together, they represent a reasonably comprehensive view of the magnitude of our interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. We use the static gap analysis, which measures aggregate re-pricing values, less often because it does not effectively consider the optionality embedded into many assets and liabilities and, therefore, we do not address it here. We use earnings simulation and economic value simulation models on a regular basis, which more effectively measure the cash flow and optionality impacts, and these models are discussed below.

We determine the overall magnitude of interest sensitivity risk and then we create policies and practices governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These policies and practices are based on management’s expectations regarding future interest rate movements, the states of the national, regional and local economies, and other financial and business risk factors. We use simulation modeling to measure and monitor the effect of various interest rate scenarios and business strategies on our net interest income. This modeling reflects interest rate changes and the related impact on net interest income and net income over specified time horizons.

Earnings Simulation Modeling

Management uses earnings simulation modeling to measure the sensitivity of our net interest income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but we believe it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analyses, such as the static gap analysis noted above.

We derive the assumptions used in the model from historical trends and management’s outlook, including expected loan growth, loan prepayment rates, projected loan origination spreads, deposit growth rates, changes to deposit product betas and non-maturity deposit decay rates, and projected yields and rates. These assumptions may not be realized and unanticipated events and circumstances may also occur that cause the assumptions to be inaccurate. The model also does not take into account any future actions of management to mitigate the impact of interest rate changes. Our ALCO monitors the assumptions at least quarterly and periodically adjusts them as it deems appropriate. In the modeling, we assume that all maturities, calls, and prepayments in the securities portfolio are reinvested in like instruments, and we base the MBS prepayment assumptions on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. We also use different interest rate scenarios and yield curves to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the short-term market rate changes and these differences are reflected in the different rate scenarios. We adjust deposit betas, decay rates and loan prepayment speeds periodically in our models for non-maturity deposits and loans.

We use our earnings simulation model to estimate earnings in rate environments where rates are instantaneously shocked up or down around a “most likely” rate scenario, based on implied forward rates and futures curves. The analysis assesses the impact on net interest income over a 12-month period after an immediate increase or “shock” in rates, of 100 bps up to 300 bps. The model, under all scenarios, does not drop the index below zero.

The following table represents the interest rate sensitivity on our net interest income across the rate paths modeled for balances for the years ended December 31, (dollars in thousands):

	Change In Net Interest Income
	2023	2022
	%	%
Change in Yield Curve:
+300 basis points	4.41	11.73
+200 basis points	3.20	8.25
+100 basis points	1.79	4.65
Most likely rate scenario	—	—
-100 basis points	(1.68)	(3.18)
-200 basis points	(3.92)	(7.40)
-300 basis points	(7.62)	(12.21)

If an institution is asset sensitive its assets reprice more quickly than its liabilities and net interest income would be expected to increase in a rising interest rate environment and decrease in a falling interest rate environment. If an institution is liability sensitive its liabilities reprice more quickly than its assets and net interest income would be expected to decrease in a rising interest rate environment and increase in a falling interest rate environment.

From a net interest income perspective, we were less asset sensitive as of December 31, 2023 compared to 2022. This shift is due, in part, to the changing market characteristics of certain loan and deposit products and, in part, due to various other balance sheet strategies. We expect net interest income to increase with an immediate increase or shock in market rates. In a decreasing interest rate environment, we expect a decline in net interest income as interest-earning assets re-price more quickly than interest-bearing deposits.

Economic Value Simulation Modeling

We use economic value simulation modeling to calculate the estimated fair value of assets and liabilities over different interest rate environments. We calculate the economic values based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer-term earnings capability of the balance sheet. We use the same assumptions in the economic value simulation model as in the earnings simulation model. The economic value simulation model uses instantaneous rate shocks to the balance sheet.

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances as of December 31, (dollars in thousands):

	Change In Economic Value of Equity
	2023	2022
	%	%
Change in Yield Curve:
+300 basis points	(8.11)	(12.32)
+200 basis points	(5.36)	(8.41)
+100 basis points	(2.53)	(4.25)
Most likely rate scenario	—	—
-100 basis points	2.34	3.55
-200 basis points	3.07	6.41
-300 basis points	0.76	5.71

As of December 31, 2023, our economic value of equity is generally less asset sensitive in a rising interest rate environment compared to its position as of December 31, 2022, primarily due to the composition of our Consolidated Balance Sheets and also due to the pricing characteristics and assumptions of certain deposits. A decrease in interest rates may have an adverse impact if our asset yields reprice faster than our deposits or if we are not able to reduce our deposit rates in a declining ratio scenario.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our wholesale and consumer businesses. These deposits provide relatively stable and low-cost funding. Total deposits at December 31, 2023 were $16.8 billion, an increase of $886.5 million or 5.6% from December 31, 2022. Average deposits during the year ended December 31, 2023 were $16.7 billion, an increase of $202.2 million or 1.2% from the year ended December 31, 2022. Total deposits at December 31, 2023 increased from the prior year primarily due to increases in interest bearing customer deposits and brokered deposits, partially offset by decreases in demand deposits. Refer to “Deposits” within this Item 7 for additional information on this topic.

Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. Additional sources of liquidity available to us include our capacity to borrow additional funds, when necessary, through federal funds lines with several correspondent banks, a line of credit with the FHLB, the Federal Reserve Discount Window, the purchase of brokered certificates of deposit, corporate line of credit with a large correspondent bank, and debt and capital issuance. Management believes our overall liquidity to be sufficient to satisfy our depositors’ requirements and to meet our customers’ credit needs.

Starting in the first quarter of 2023, we were eligible to borrow from the Federal Reserve’s BTFP, which provided additional contingent liquidity through the pledging of certain qualifying securities. The BTFP is a one-year program ending March 11, 2024 that allows us to borrow funds at any time during the term with no repayment penalty. As of December 31, 2023, liquidity of $522.9 million was available based on the par-value of qualifying securities from BTFP. We had not used the BTFP facility as of December 31, 2023.

We closely monitor changes in the industry and market conditions that may impact our liquidity and will use other borrowing means or other liquidity and funding strategies to fund our liquidity needs as needed. We are also closely tracking the potential impacts on our liquidity of declines in the fair value of our securities portfolio due to rising market interest rates and developments in the banking industry that may change the availability of traditional sources of liquidity or market expectations with respect to available sources and amounts of additional liquidity.

As of December 31, 2023, liquid assets totaled $5.8 billion or 27.6% of total assets, and liquid earning assets totaled $5.7 billion or 29.7% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of December 31, 2023, loan payments of approximately $5.1 billion or 32.8% of total loans are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $341.5 million or 10.7% of total securities are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

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

Cash Requirements

Our cash requirements outside of lending transactions consist primarily of borrowings, debt, and capital instruments which are used as part of our overall liquidity and capital management strategy.  The cash required to repay these obligations will be sourced from future debt and capital issuances and from other general liquidity sources as described under “Liquidity” within this Item 7.

The following table presents our contractual obligations related to our major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of December 31, 2023 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$250,000	$—	$250,000
Trust preferred capital notes (1)	155,159	—	155,159
Leases (2)	116,456	13,967	102,489
Repurchase agreements	110,833	110,833	—
Total contractual obligations	$632,448	$124,800	$507,648

(1) Excludes related unamortized premium/discount and interest payments.

(2) Represents lease payments due on non-cancellable operating leases at December 31, 2023. Excluded from these tables are variable lease payments or renewals.

For more information pertaining to the previous table, refer to Note 6 “Leases” and Note 8 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Off-Balance Sheet Obligations

In the normal course of business, we are party to financial instruments with off-balance sheet risk to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in our Consolidated Balance Sheets. The contractual amounts of these instruments reflect the extent of our involvement in particular classes of financial instruments. For more information on these commitments, refer to Note 9 “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit is represented by the contractual amount of these instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Unless noted otherwise, we do not require collateral or other security to support off-balance sheet financial instruments with credit risk.

The following table represents our other commitments with balance sheet or off-balance sheet risk as of December 31, (dollars in thousands):

	2023	2022
Commitments with off-balance sheet risk:
Commitments to extend credit(1)	$5,961,238	$5,418,580
Letters of credit	140,498	156,459
Total commitments with off-balance sheet risk	$6,101,736	$5,575,039

(1) Includes unfunded overdraft protection.

We are also a lessor in sales-type and direct financing leases for equipment, as noted in Note 6 “Leases” in the “Notes of the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. Our future commitments related to the aforementioned leases totaled $473 million and $296 million, respectively, at December 31, 2023 and 2022.

Impact of Inflation and Changing Prices

Our financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K below have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due to inflation. Inflation affects our results of operations mainly through increased operating costs, but since nearly all of our assets and liabilities are monetary in nature, changes in interest rates generally affect our financial condition to a greater degree than changes in the rate of inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Management reviews pricing of our products and services, in light of current and expected costs due to inflation, to seek to mitigate the inflationary impact on our financial performance.

NON-GAAP FINANCIAL MEASURES

In this Form 10-K, we have provided supplemental performance measures on a tax-equivalent, tangible, operating, adjusted or pre-tax pre-provision basis. These non-GAAP financial measures are a supplement to GAAP, which we used to prepare our financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. We use the non-GAAP financial measures discussed herein in the analysis of our performance. Management believes that these non-GAAP financial measures provide additional understanding of our ongoing operations, enhance comparability of our results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in our underlying performance.

We believe net interest income (FTE) and total revenue (FTE), which are used in computing net interest margin (FTE), provide valuable additional insight into the net interest margin by adjusting for differences in the tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing the yield on earning assets. Interest expense and the related cost of interest-bearing liabilities and cost of funds ratios are not affected by the FTE components.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the years ended December 31, (dollars in thousands):

	2023	2022	2021
Interest Income (FTE)
Interest and dividend income (GAAP)	$954,450	$660,435	$592,359
FTE adjustment	14,910	14,873	12,591
Interest and dividend income (FTE) (non-GAAP)	$969,360	$675,308	$604,950
Average earning assets	$18,368,806	$17,853,216	$17,903,671
Yield on interest-earning assets (GAAP)	5.20%	3.70%	3.31%
Yield on interest-earning assets (FTE) (non-GAAP)	5.28%	3.78%	3.38%
Net Interest Income (FTE)
Net interest income (GAAP)	$611,013	$584,261	$551,260
FTE adjustment	14,910	14,873	12,591
Net interest income (FTE) (non-GAAP)	$625,923	$599,134	$563,851
Noninterest income (GAAP)	90,877	118,523	125,806
Total revenue (FTE) (non-GAAP)	$716,800	$717,657	$689,657
Average earning assets	$18,368,806	$17,853,216	$17,903,671
Net interest margin (GAAP)	3.33%	3.27%	3.08%
Net interest margin (FTE) (non-GAAP)	3.41%	3.36%	3.15%

Tangible assets and tangible common equity are used in the calculation of certain profitability, capital, and per share ratios. We believe tangible assets, tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful basis for period-to-period and company-to-company comparisons, which we believe will assist investors in assessing our capital and our ability to absorb potential losses. We believe tangible common equity is an important indication of our ability to grow organically and through business combinations as well as our ability to pay dividends and to engage in various capital management strategies.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures as of December 31, (dollars in thousands):

	2023	2022	2021
Tangible Assets
Ending Assets (GAAP)	$21,166,197	$20,461,138	$20,064,796
Less: Ending goodwill	925,211	925,211	935,560
Less: Ending amortizable intangibles	19,183	26,761	43,312
Ending tangible assets (non-GAAP)	$20,221,803	$19,509,166	$19,085,924
Tangible Common Equity
Ending Equity (GAAP)	$2,556,327	$2,372,737	$2,710,071
Less: Ending goodwill	925,211	925,211	935,560
Less: Ending amortizable intangibles	19,183	26,761	43,312
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$1,445,576	$1,254,408	$1,564,842
Average equity (GAAP)	$2,440,525	$2,465,049	$2,725,330
Less: Average goodwill	925,211	930,315	935,560
Less: Average amortizable intangibles	22,951	34,627	49,999
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$1,326,007	$1,333,751	$1,573,415
Common equity to total assets (GAAP)	11.29%	10.78%	12.68%
Tangible common equity to tangible assets (non-GAAP)	7.15%	6.43%	8.20%
Book value per common share (GAAP)	$32.06	$29.68	$33.80

Adjusted operating measures exclude, as applicable, expenses related to strategic cost saving initiatives (principally composed of severance charges related to headcount reductions, costs related to modifying certain third party vendor contracts, and charges for exiting certain leases), merger-related costs, a legal reserve associated with our previously disclosed settlement with the CFPB, a FDIC special assessment, strategic branch closing and related facility consolidation costs (principally composed of real estate, leases and other assets write downs, as well as severance and expense reduction initiatives), losses related to balance sheet repositioning (principally composed of losses on debt extinguishment), (loss) gain on sale of securities, gain on sale-leaseback transaction, gain on sale of DHFB, and gain on the sale of Visa, Inc. Class B common stock. We believe these non-GAAP adjusted measures provide investors with important information about our continuing results of operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the years ended December 31, (dollars in thousands, except per share amounts):

	2023	2022	2021
Adjusted Operating Earnings & EPS
Net income (GAAP)	$201,818	$234,510	$263,917
Plus: Strategic cost saving initiatives, net of tax	9,959	—	—
Plus: Merger-related costs, net of tax	2,850	—	—
Plus: Legal reserve, net of tax	6,809	—	—
Plus: FDIC special assessment, net of tax	2,656	—	—
Plus: Strategic branch closing and facility consolidation costs, net of tax	—	4,351	13,775
Plus: Net loss related to balance sheet repositioning, net of tax	—	—	11,609
Less: (Loss) gain on sale of securities, net of tax	(32,381)	(2)	69
Less: Gain on sale-leaseback transaction, net of tax	23,367	—	—
Less: Gain on sale of DHFB, net of tax	—	7,984	—
Less: Gain on Visa, Inc. Class B common stock, net of tax	—	—	4,058
Adjusted operating earnings (non-GAAP)	$233,106	$230,879	$285,174
Less: Dividends on preferred stock	11,868	11,868	11,868
Adjusted operating earnings available to common shareholders (non-GAAP)	$221,238	$219,011	$273,306

Weighted average common shares outstanding, diluted	74,962,363	74,953,398	77,417,801
Earnings per common share, diluted (GAAP)	$2.53	$2.97	$3.26
Adjusted operating earnings per common share, diluted (non-GAAP)	$2.95	$2.92	$3.53

Adjusted operating noninterest expense excludes, as applicable, expenses related to the amortization of intangible assets, strategic cost saving initiatives (principally composed of severance charges related to headcount reductions, costs related to modifying certain third party vendor contracts, and charges for exiting certain leases), merger-related costs, a legal reserve associated with our previously disclosed settlement with the CFPB, a FDIC special assessment, strategic branch closing and related facility consolidation costs (principally composed of real estate, leases and other assets write downs, as well as severance and expense reduction initiatives), and losses related to balance sheet repositioning (principally composed of losses on debt extinguishment). Adjusted operating noninterest income excludes, as applicable, (loss) gain on sale of securities, gain on sale-leaseback transaction, gain on sale of DHFB, and gain on the sale of Visa, Inc. Class B common stock. These measures are similar to the measures we use when analyzing corporate performance and are also similar to the measure we use for incentive compensation. We believe this adjusted measure provides investors with important information about the continuing economic results of our operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the years ended December 31, (dollars in thousands):

	2023	2022	2021
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$430,371	$403,802	$419,195
Less: Amortization of intangible assets	8,781	10,815	13,904
Less: Strategic cost saving initiatives	12,607	—	—
Less: Merger-related costs	2,995	—	—
Less: Legal reserve	8,300	—	—
Less: FDIC special assessment	3,362	—	—
Less: Strategic branch closing and facility consolidation costs	—	5,508	17,437
Less: Losses related to balance sheet repositioning	—	—	14,695
Adjusted operating noninterest expense (non-GAAP)	$394,326	$387,479	$373,159
Noninterest income (GAAP)	$90,877	$118,523	$125,806
Less: (Loss) gain on sale of securities	(40,989)	(3)	87
Less: Gain on sale-leaseback transaction	29,579	—	—
Less: Gain on sale of DHFB	—	9,082	—
Less: Gain on Visa, Inc. Class B common stock	—	—	5,137
Adjusted operating noninterest income (non-GAAP)	$102,287	$109,444	$120,582

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This information is incorporated herein by reference to the information in section “Market Risk” within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic Union Bankshares Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Allowance for Loan and Lease Losses (ALLL)

Description of the Matter

At December 31, 2023, the Company’s ALLL was $132.2 million. As more fully described in Note 1 and Note 4 of the consolidated financial statements, the Company’s ALLL represents management’s current estimate of expected credit losses over the life of the held for investment (HFI) loan portfolio. In the third quarter of 2023, certain changes were made to the ALLL estimation process, including the implementation of a new probability of default/loss given default (PD/LGD) model, as well as the introduction of additional macro-economic variables. Refer to Note 1 of the consolidated financial statements for additional details. The models estimate credit losses over a two-year forecast period before reverting to long-term average historical loss rates on a straight-line basis over the following two-year period. The Company considers qualitative factors to adjust model output when estimating the ALLL to account for expected loan losses not addressed in the models, including uncertainty regarding forecasted economic conditions and its impact on future credit losses.

Auditing management’s estimate of the ALLL was especially challenging and highly judgmental due to the significant judgments required in establishing certain components of the qualitative factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the ALLL process that included, among others, controls over the review of the model methodology (including model governance), accuracy of data and key allowance inputs such as loan risk ratings, the review of economic forecast data, and management’s review and approval over the use of qualitative factors.

Our audit response included involving EY specialists to evaluate the conceptual soundness of the comprehensive framework of the ALLL, including certain qualitative elements, in addition to validating model methodology and model performance. To test the qualitative adjustments, we evaluated the identification and measurement of the adjustments, including the basis for concluding the adjustments were warranted when considering the model methodology and the historical data used in the adjustments. We tested the completeness and accuracy of data used by the Company to estimate the qualitative adjustments by agreeing underlying data to internal sources, and where applicable external sources, and replicating the analyses used by the Company to measure the adjustments. We evaluated the overall ALLL, inclusive of qualitative elements, and whether the recorded ALLL appropriately reflects expected credit losses on the portfolio. Finally, we also reviewed external industry data, peer-bank allowance coverage ratios and subsequent event information and considered whether it corroborated or contradicted the Company’s overall estimate of the ALLL.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Richmond, Virginia

February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Opinion on Internal Control over Financial Reporting

We have audited Atlantic Union Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atlantic Union Bankshares Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

February 22, 2024

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

(Dollars in thousands, except share data)

	2023	2022
ASSETS
Cash and cash equivalents:
Cash and due from banks	$196,754	$216,384
Interest-bearing deposits in other banks	167,601	102,107
Federal funds sold	13,776	1,457
Total cash and cash equivalents	378,131	319,948
Securities available for sale, at fair value	2,231,261	2,741,816
Securities held to maturity, at carrying value	837,378	847,732
Restricted stock, at cost	115,472	120,213
Loans held for sale	6,710	3,936
Loans held for investment, net of deferred fees and costs	15,635,043	14,449,142
Less: allowance for loan and lease losses	132,182	110,768
Total loans held for investment, net	15,502,861	14,338,374
Premises and equipment, net	90,959	118,243
Goodwill	925,211	925,211
Amortizable intangibles, net	19,183	26,761
Bank owned life insurance	452,565	440,656
Other assets	606,466	578,248
Total assets	$21,166,197	$20,461,138
LIABILITIES
Noninterest-bearing demand deposits	$3,963,181	$4,883,239
Interest-bearing deposits	12,854,948	11,048,438
Total deposits	16,818,129	15,931,677
Securities sold under agreements to repurchase	110,833	142,837
Other short-term borrowings	810,000	1,176,000
Long-term borrowings	391,025	389,863
Other liabilities	479,883	448,024
Total liabilities	18,609,870	18,088,401
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	99,147	98,873
Additional paid-in capital	1,782,286	1,772,440
Retained earnings	1,018,070	919,537
Accumulated other comprehensive (loss) income	(343,349)	(418,286)
Total stockholders' equity	2,556,327	2,372,737
Total liabilities and stockholders' equity	$21,166,197	$20,461,138

Common shares outstanding	75,023,327	74,712,622
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(Dollars in thousands, except per share amounts)

	2023	2022	2021

Interest and dividend income:
Interest and fees on loans	$846,923	$555,614	$508,770
Interest on deposits in other banks	6,071	2,612	855
Interest and dividends on securities:
Taxable	67,075	59,306	43,859
Nontaxable	34,381	42,903	38,875
Total interest and dividend income	954,450	660,435	592,359

Interest expense:
Interest on deposits	296,689	56,201	27,117
Interest on short-term borrowings	27,148	5,393	108
Interest on long-term borrowings	19,600	14,580	13,874
Total interest expense	343,437	76,174	41,099

Net interest income	611,013	584,261	551,260
Provision for credit losses	31,618	19,028	(60,888)
Net interest income after provision for credit losses	579,395	565,233	612,148

Noninterest income:
Service charges on deposit accounts	33,240	30,052	27,122
Other service charges, commissions and fees	7,860	6,765	6,595
Interchange fees	9,678	9,110	8,279
Fiduciary and asset management fees	17,695	22,414	27,562
Mortgage banking income	2,743	7,085	21,022
(Loss) gain on sale of securities	(40,989)	(3)	87
Bank owned life insurance income	11,759	11,507	11,488
Loan-related interest rate swap fees	10,037	12,174	5,620
Other operating income	38,854	19,419	18,031
Total noninterest income	90,877	118,523	125,806
Noninterest expenses:
Salaries and benefits	236,682	228,926	214,929
Occupancy expenses	25,146	26,013	28,718
Furniture and equipment expenses	14,282	14,838	15,950
Technology and data processing	32,484	33,372	30,200
Professional services	15,483	16,730	17,841
Marketing and advertising expense	10,406	9,236	9,875
FDIC assessment premiums and other insurance	19,861	10,241	9,482
Franchise and other taxes	18,013	18,006	17,740
Loan-related expenses	5,619	6,574	7,004
Amortization of intangible assets	8,781	10,815	13,904
Loss on debt extinguishment	—	—	14,695
Other expenses	43,614	29,051	38,857
Total noninterest expenses	430,371	403,802	419,195
Income before income taxes	239,901	279,954	318,759
Income tax expense	38,083	45,444	54,842
Net income	201,818	234,510	263,917
Dividends on preferred stock	11,868	11,868	11,868
Net income available to common shareholders	$189,950	$222,642	$252,049

Basic earnings per common share	$2.53	$2.97	$3.26
Diluted earnings per common share	$2.53	$2.97	$3.26
Dividends declared per common share	$1.22	$1.16	$1.09
Basic weighted average number of common shares outstanding	74,961,390	74,949,109	77,399,902
Diluted weighted average number of common shares outstanding	74,962,363	74,953,398	77,417,801

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(Dollars in thousands)

	2023	2022	2021
Net income	$201,818	$234,510	$263,917
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $3,308, $14,100, and $404, for the years ended December 31, 2023, 2022, 2021 respectively)	12,445	(53,043)	(1,520)
Reclassification adjustment for gains included in net income (net of tax) (1)	—	—	(47)
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $7,710, $102,789, and $13,644, for the years ended December 31, 2023, 2022, 2021 respectively)	29,006	(386,684)	(51,329)
Reclassification adjustment for losses (gains) included in net income (net of tax, $8,608, $1, and $18, for the years ended December 31, 2023, 2022, 2021 respectively) (2)	32,381	2	(69)
HTM securities:
Reclassification adjustment for accretion of unrealized gains on AFS securities transferred to HTM (net of tax) (3)	(11)	(18)	(20)
Bank owned life insurance:
Unrealized holding gains arising during period	10	2,205	—
Reclassification adjustment for losses included in net income (4)	1,106	617	605
Other comprehensive income (loss)	74,937	(436,921)	(52,380)
Comprehensive income (loss)	$276,755	$(202,411)	$211,537

(1) The gross amounts are generally reported in the interest income and interest expense sections of the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.

(2) The gross amounts reclassified into earnings are reported as “Other operating income” on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(Dollars in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2020	104,169	173	1,917,081	616,052	71,015	2,708,490
Net income - 2021				263,917		263,917
Other comprehensive loss (net of taxes of $13,679)					(52,380)	(52,380)
Dividends on common stock ($1.09 per share)				(84,307)		(84,307)
Dividends on preferred stock ($687.52 per share)				(11,868)		(11,868)
Stock purchased under stock repurchase plan (3,379,130 shares)	(4,495)		(120,505)			(125,000)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (320,263 shares)	427		701			1,128
Stock-based compensation expense			10,091			10,091
Balance - December 31, 2021	100,101	173	1,807,368	783,794	18,635	2,710,071
Net income - 2022				234,510		234,510
Other comprehensive loss (net of taxes of $116,893)					(436,921)	(436,921)
Dividends on common stock ($1.16 per share)				(86,899)		(86,899)
Dividends on preferred stock ($687.52 per share)				(11,868)		(11,868)
Stock purchased under stock repurchase plan (1,278,899 shares)	(1,700)		(46,531)			(48,231)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (355,834 shares)	472		994			1,466
Stock-based compensation expense			10,609			10,609
Balance - December 31, 2022	98,873	173	1,772,440	919,537	(418,286)	2,372,737
Net income - 2023				201,818		201,818
Other comprehensive loss (net of taxes of $19,623)					74,937	74,937
Dividends on common stock ($1.22 per share)				(91,417)		(91,417)
Dividends on preferred stock ($687.52 per share)				(11,868)		(11,868)
Issuance of common stock under Equity Compensation Plans, for services rendered, and vesting of restricted stock, net of shares held for taxes (206,181 shares)	274		(1,255)			(981)
Stock-based compensation expense			11,101			11,101
Balance - December 31, 2023	$99,147	$173	$1,782,286	$1,018,070	$(343,349)	$2,556,327

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(Dollars in thousands)

	2023	2022	2021
Operating activities:
Net income	$201,818	$234,510	$263,917
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	31,618	19,028	(60,888)
Depreciation of premises and equipment	12,913	14,157	15,885
Amortization, net	28,045	31,275	34,847
Amortization (accretion) related to acquisitions, net	4,788	3,297	(2,953)
Losses (gains) on securities sales, net	40,989	3	(87)
BOLI income	(11,759)	(11,507)	(11,488)
Deferred tax expense	2,171	25,055	43,512
Stock-based compensation expenses	11,101	10,609	10,091
Writedown of foreclosed properties, former bank premises, ROU assets, and premises and equipment	1,930	4,903	16,958
Gains on sales of foreclosed properties, former bank premises, and premises and equipment, net	(30,365)	(3,752)	(2,257)
Gain on Visa, Inc. Class B common stock	—	—	(5,138)
Gain on sale of DHFB	—	(9,082)	—
Losses on debt extinguishment	—	—	14,695
Loans held for sale:
Originations and purchases	(141,065)	(305,943)	(609,404)
Proceeds from sales	138,278	321,709	682,482
Changes in operating assets and liabilities:
Net (increase) decrease in other assets	(48,351)	(39,502)	83,248
Net increase (decrease) in other liabilities	21,861	109,205	(135,629)
Net cash provided by operating activities	263,972	403,965	337,791
Investing activities:
Securities available for sale, restricted stock and other investments:
Purchases	(533,170)	(179,667)	(1,557,818)
Proceeds from sales	899,872	40,686	45,436
Proceeds from maturities, calls and paydowns	178,185	331,718	504,021
Securities held to maturity:
Purchases	(13,826)	(258,183)	(94,070)
Proceeds from maturities, calls and paydowns	20,329	33,997	7,523
Net (increase) decrease in LHFI	(1,192,309)	(1,244,843)	837,569
Net purchases of premises and equipment	(5,101)	(2,855)	(9,399)
Proceeds from BOLI settlements	353	3,909	4,843
Purchases of BOLI policies	—	—	(100,000)
Proceeds from sales of foreclosed properties, former bank premises, and premises and equipment	56,462	13,538	11,315
Proceeds from sale of Visa, Inc. Class B common stock	—	—	5,138
Net cash used in investing activities	(589,205)	(1,261,700)	(345,442)
Financing activities:
Net increase (decrease) in:
Non-interest-bearing deposits	(920,058)	(324,085)	838,621
Interest-bearing deposits	1,806,479	(355,349)	49,695
Short-term borrowings	(398,004)	1,200,967	(233,018)
Net proceeds from issuance of long-term debt	—	—	246,869
Repayments of long-term debt	—	—	(364,695)
Common stock:
Repurchases	—	(48,231)	(125,000)
Issuance	778	3,875	3,141
Dividends paid	(103,285)	(98,767)	(96,175)
Vesting of restricted stock, net of shares held for taxes	(2,494)	(3,228)	(2,580)
Net cash provided by financing activities	383,416	375,182	316,858
Increase (decrease) in cash and cash equivalents	58,183	(482,553)	309,207
Cash, cash equivalents and restricted cash at beginning of the period	319,948	802,501	493,294
Cash, cash equivalents and restricted cash at end of the period	$378,131	$319,948	$802,501

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(Dollars in thousands)

	2023	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$326,983	$70,662	$40,669
Income taxes	19,496	1,625	1,343

Supplemental schedule of noncash investing and financing activities
Transfers from loans to foreclosed properties	—	404	13
Transfers from bank premises to OREO	139	4,490	8,233
Transfers to LHFI from LHFS	—	899	—

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company – Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank and provides banking and related financial products and services to consumers and businesses.

Basis of Financial Information – The accounting policies and practices of Atlantic Union Bankshares Corporation and subsidiaries conform to GAAP and follow general practices within the banking industry. The consolidated financial statements include the accounts of the Company, which is a financial holding company and a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Atlantic Union Bank, which owns Union Insurance Group, LLC, Atlantic Union Financial Consultants, LLC, and Atlantic Union Equipment Finance, Inc.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL and the fair value of financial instruments.

Principles of Consolidation – The accompanying consolidated financial statements include financial information related to the Company and entities in which it has a controlling financial interest and includes VOEs that are majority-owned subsidiaries and VIEs where the Company is the primary beneficiary, as applicable. In preparing the consolidated financial statements, all significant inter-company accounts and transactions are eliminated. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

Segment Reporting – Operating segments are components of a business where separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. ASC 280, Segment Reporting, requires information to be reported about a company’s operating segments using a “management approach,” meaning it is based on the way management organizes segments internally to make operating decisions and assess performance. The Company has two reportable operating segments: Wholesale Banking and Consumer Banking, with corporate support functions such as corporate treasury and others included in Corporate Other.

●	Wholesale Banking: The Wholesale Banking segment provides loan, leasing, and deposit services, as well as treasury management, SBA lending and capital market services to wholesale customers primarily throughout Virginia, Maryland, North Carolina, and South Carolina. These customers include commercial real estate and commercial and industrial customers. This segment also includes the Company’s equipment finance subsidiary, which has nationwide exposure. The private banking and trust businesses also reside in the Wholesale Banking segment.
●	Consumer Banking: The Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division and investment management and advisory services businesses.
●	Corporate Other: Corporate Other includes the Company’s Corporate Treasury functions, such as management of the investment securities portfolio, long-term debt, short-term liquidity and funding activities, balance sheet risk management, and other corporate support functions, as well as intercompany eliminations.

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

The following is additional information on the methodologies used in preparing the operating segment results:

●	Net interest income: Interest income from LHFI and interest expense from deposits are reflected within respective operating segments. The Company uses a funds transfer pricing methodology which utilizes the matched funding approach to allocate a cost of funds used or credit for funds provided to all operating segment loans and deposits.
●	Provision for credit losses: Provision for credit losses is assigned to operating segments at the instrument-level based on the operating segment that the related loan or security resides in.
●	Noninterest income: Noninterest fees and other revenue associated with loans or customers are included within each operating segment.
●	Noninterest expense: Certain noninterest expenses incurred by corporate support functions are allocated based on assumptions regarding the extent to which each operating segment actually uses the services.
●	Goodwill: Goodwill is assigned to reportable operating segments based on the relative fair value of each segment.

Cash and Cash Equivalents – For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash, cash due from banks, interest-bearing deposits in other banks, short-term money market investments, other interest-bearing deposits, and federal funds sold.

Restricted cash is comprised of cash maintained at various correspondent banks as collateral for the Company’s derivative portfolio and is included in interest-bearing deposits in other banks on the Company’s Consolidated Balance Sheets.

Securities and Other Investments – The Company purchases securities that are classified as trading, held to maturity, or available for sale based on management’s intent and will periodically reassess. Management determines the appropriate classification of debt and equity securities at the time of purchase. Amortization of purchase premiums or discounts on investment securities is included in interest income on the Consolidated Statements of Income. Premiums and discounts on investment securities are generally amortized on the level-yield method without anticipating prepayments, except for MBS where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date and discounts on callable debt securities are amortized to their maturity date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

●	Available for Sale Debt Securities: Debt securities that management intends to hold for an indefinite period of time, including securities used as part of the Company’s asset/liability strategy that may be sold in response to changes in interest rates, liquidity needs, or other factors are classified as AFS. AFS securities are reported at fair value with unrealized gains or losses, net of deferred taxes, included in AOCI in stockholders’ equity.

●	Held to Maturity Debt Securities: Debt securities that the Company has the positive intent and ability to hold to maturity are classified as HTM. HTM securities are reported at amortized cost. Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in OCI and in the amortized cost of the HTM securities. Such amounts are accreted over the remaining life of the security with no impact on future net income.

●	Equity Securities: Equity securities without a readily determinable fair value are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but the Company does not have a controlling financial interest in the investee. Under the equity method, securities are recorded at cost, less any impairment, and are adjusted for the Company’s share of the earnings, losses, and/or dividends reported by equity method investees and is classified as income on the Consolidated Statements of Income. Equity securities for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting. Under the cost method, equity securities are carried at cost less any impairment and adjusted for certain distributions and additional investments. Equity securities in unconsolidated entities with a readily determinable fair value that are not accounted for under the equity method are measured at fair value through net income. Equity securities are presented in Other assets on the Consolidated Balance Sheet.

●	Tax Equity Investments: The Company invests in various tax credit investments, including primarily those in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing and historic tax credits for these investments, as well as solar tax credit investments. The Company accounts for its eligible tax equity investments using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statements as a component of income tax expense/(benefit). Tax equity investments are presented in Other assets on the Consolidated Balance Sheet.

●	Restricted Stock, at cost: Due to restrictions placed upon the Bank’s common stock investments in the FRB and the FHLB, these securities have been classified as restricted equity securities and are carried at cost and evaluated for impairment based on the Company’s expectation of the ultimate recoverability of the stock’s par value. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. The Company accrues dividends on FRB stock when the Bank is entitled to receive them in accordance with regulatory requirements, which are recorded in Interest income on the Company’s Consolidated Statements of Income.

Variable Interest Entities –A VIE is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets. VIEs by design, either lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties or have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. Consolidation of a VIE is appropriate if a reporting entity holds a controlling financial interest in the VIE and is the primary beneficiary.

The primary beneficiary of a VIE is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, the Company considers all relevant facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes, first, identifying the activities that most significantly impact the VIE’s economic performance, and second, identifying which party, if any, has power over those activities.

The Company has investments in certain partnerships and limited liability entities that have been evaluated and determined to be VIEs but the Company is not the primary beneficiary, and therefore, does not consolidate them. The investments in these entities are recorded in Other Assets on the Company’s Consolidated Balance Sheet and consist primarily of growth-oriented private funds and tax equity investments.

Loans Held for Sale – LHFS are loans for which the Company does not have the intent or ability to hold for the foreseeable future and primarily consist of residential real estate loans originated for sale in the secondary market. Credit risk associated with such loans is mitigated by entering into sales commitments with third-party investors to purchase the loans when they are originated. This practice has the effect of minimizing the amount of such loans that are unsold and the interest rate risk at any point in time. The Company does not service these loans after they are sold. The Company records residential real estate LHFS under the fair value option. The Company may periodically have other non-residential real estate LHFS that are recorded using lower of amortized cost or fair value less costs to sell, and any write downs or subsequent recoveries are recognized through a valuation allowance and gains on sale are recorded in “Other operating income” on the Company’s Consolidated Statements of Income.

Loans Held for Investment – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for any charge-offs, the ALLL, any deferred fees and costs on originated loans, and unamortized purchase discounts or premiums on acquired loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs and purchase discounts and premiums, are deferred and recognized as an adjustment of the related loan yield using the effective interest method.

The Company has two loan portfolio segments: Commercial and Consumer. These loan portfolio segments are further disaggregated into classes of financing receivable. Below is a summary of the current loan portfolios:

Commercial:

●	Commercial & Industrial - Loans generally made to support borrowers’ needs for short-term or seasonal cash flow and equipment/vehicle purchases. Repayment relies upon the successful operation of the business. This type of lending typically carries a lower level of commercial credit risk as compared to other commercial lending. The Company manages this risk by using general underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry.
●	Commercial Real Estate – Owner Occupied - Term loans made to support owner occupied real estate properties that rely upon the successful operation of the business occupying the property for repayment. General market conditions and economic activity may affect these types of loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by avoiding concentrations to any one business or industry.
●	Commercial Real Estate – Non-Owner Occupied - Term loans typically made to borrowers to support income producing properties that rely upon the successful operation of the property for repayment. General market conditions and economic activity may impact the performance of these types of loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by diversifying the lending to various property types, such as retail, office, office warehouse, and hotel as well as avoiding concentrations to any one business, industry, property type or market.
●	Construction and Land Development - Construction loans generally made to commercial and residential developers and builders for specific construction projects. The successful repayment of these types of loans is generally dependent upon (a) a commitment for permanent financing from the Company or other lender, or (b) from the sale of the constructed property. These loans carry more risk than both types of commercial real estate term loans due to the dynamics of construction projects, changes in interest rates, the long-term financing market, and state and local government regulations. As in commercial real estate term lending, the Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations to any one business, industry, property type, or market.

Also included in this category are loans generally made to residential home builders to support their lot and home construction inventory needs. Repayment relies upon the sale of the underlying residential real estate project. This type of lending carries a higher level of risk as compared to other commercial lending. This class of lending manages risks related to residential real estate market conditions, a functioning primary and secondary market in which to finance the sale of residential properties, and the borrower’s ability to manage inventory and run projects. The Company manages this risk by lending to experienced builders and developers by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations with any particular customer or geographic region.

●	Multifamily Real Estate - Loans made to real estate investors to support permanent financing for multifamily residential income producing properties that rely on the successful operation of the property for repayment. This operation mainly involves property maintenance, re-leasing upon tenant turnover and collection of rents due from tenants. This type of lending carries a lower level of risk as compared to other commercial lending. The Company manages this risk by avoiding concentrations with any particular customer and if necessary, in any particular submarket.
●	Other Commercial - Portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment. The Company manages these risks by using general underwriting policies and procedures for these types of loans and experienced underwriting. Loans that support small business lines of credit and agricultural lending are included in this category.
●	Residential 1-4 Family - Commercial - Loans made to commercial borrowers where the loan is secured by residential property. The Residential 1-4 Family - Commercial loan portfolio carries risks associated with the creditworthiness of the tenant, the ability to re-lease the property when vacancies occur, and changes in loan-to-value ratios. The Company manages these risks through policies and procedures, such as limiting loan-to-value ratios at origination, requiring guarantees, experienced underwriting, and requiring standards for appraisers.

Consumer:

●	Auto - The consumer indirect auto lending portfolio carries certain risks associated with the values of the collateral that management must mitigate. The Company focuses its indirect auto lending on one to two-year-old used vehicles where substantial depreciation has already occurred thereby minimizing the risk of significant loss of collateral values in the future. This type of lending places reliance on computer-based loan approval systems to supplement other underwriting standards.
●	Consumer - Included in this category are loans to consumer borrowers for various personal and household purposes as well as loans purchased through various third-party lending programs. These portfolios carry risks associated with the borrower, changes in the economic environment, and the vendors themselves. The Company manages these risks through policies that require minimum credit scores and other underwriting requirements, robust analysis of actual performance versus expected performance, as well as ensuring compliance with the Company’s vendor management program.
●	Residential 1-4 Family - Consumer - Loans generally made to consumer residential borrowers. The Residential 1-4 Family - Consumer loan portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, experienced underwriting, requiring standards for appraisers, and not making subprime loans.
●	Residential 1-4 Family - Revolving - The consumer portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures, such as limiting loan-to-value ratios at origination, using experienced underwriting, requiring standards for appraisers, and not making subprime loans.

Nonaccruals, Past Dues, and Charge-offs:

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

For both the commercial and consumer loan portfolio segments, all interest accrued but not collected for loans placed on nonaccrual status or charged-off is reversed against interest income and accrual of interest income is terminated. Payments and interest on these loans are accounted for using the cost-recovery method by applying all payments received as a reduction to the outstanding principal balance until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The determination of future payments being reasonably assured varies depending on the circumstances present with the loan; however, the timely payment of contractual amounts owed for six consecutive months is a primary indicator. The authority to move loans into or out of accrual status is limited to Special Assets managers and the Chief Credit Officer.

Allowance for Credit Losses – The ACL consists of the ALLL, reserve for unfunded commitments, and the allowance on securities. The Company’s ACL is governed by the Company’s Allowance Committee, which reports to the Audit Committee and contains representatives from the Company’s finance, credit, and risk teams, and is responsible for approving the Company’s estimate of expected credit losses and resulting ACL. The Allowance Committee considers the quantitative model results and qualitative factors when approving the final ACL. The Company’s ACL model is subject to the Company’s models risk management program, which is overseen by the Model Risk Management Committee that reports to the Company’s Board Risk Committee.

Allowance for Loan and Lease Losses: The provision for loan losses is an amount sufficient to bring the ALLL to an estimated balance that management considers adequate to absorb expected losses in the portfolio. The ALLL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ALLL when management believes the amount is no longer collectible. Subsequent recoveries of previously charged off amounts are recorded as increases to the ALLL; however, expected recoveries are not to exceed the aggregate of amounts previously charged-off.

The Company periodically reviews its internal policies and practices to enhance the process for estimating the ALLL. Effective September 30, 2023, the Company implemented certain changes to its ALLL estimation methodology, as described below. These changes did not have a significant impact on the overall ALLL estimate. For information regarding the Company’s ALLL methodology before September 30, 2023, see Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2022 Form 10-K.

Determining the Contractual Term: Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless the extensions or renewal options are included in the original or modified contract at the reporting date and are not unconditionally legally cancelable by the Company.

The Company’s ALLL measures the expected lifetime loss using pooled assumptions and loan-level details for financial assets that share common risk characteristics and evaluates an individual reserve in instances where the financial assets do not share the same risk characteristics.

Collectively Assessed Reserve Consideration: Loans that share common risk characteristics are considered collectively assessed. Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics.

The Company uses a loan-level probability of default/loss given default methodology for all loan portfolios. The Company considers various national economic variables in developing the ALLL. The national unemployment rate is used for all cohort models, regardless of portfolio type, and a second economic variable, such as national gross domestic product, national commercial real estate pricing index, national home price index, and national retail sales, is used for each model depending on the portfolio type. The ALLL quantitative estimate is sensitive to changes in the economic variable forecasts during the reasonable and supportable period. The Company’s ALLL is based on a two-year reasonable and supportable forecast period with a straight-line reversion over the next two years to long-term average loss factors.

In determining forecasted expected losses, the Company uses Moody’s economic variable forecasts and applies probability weights to the related economic scenarios.

The estimated loan losses that are forecasted using the methodology described above are then adjusted for changes in qualitative factors not inherently considered in the quantitative analysis. The qualitative factors include, among others, industry concentrations of the loan portfolio, expected changes to the economic forecasts, model imprecision, and factors related to credit administration.

Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ALLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that an improvement in one factor may offset deterioration in others.

Individually Assessed Reserve Consideration: The Company individually assesses the reserve on loans where foreclosure is probable or loans that do not share risk characteristics. The individual reserve component relates to loans that have shown substantial credit deterioration as measured by nonaccrual status, risk rating, and/or delinquency status. In addition, the Company has elected the practical expedient that would include loans for individual assessment consideration if the repayment of the loan is expected substantially through the operation or sale of collateral because the borrower is experiencing financial difficulty. Where the expected source of repayment is from the sale of collateral, the

ALLL is based on the fair value of the underlying collateral, less selling costs, compared to the amortized cost basis of the loan. If the ALLL is based on the operation of the collateral, the reserve is calculated based on the fair value of the collateral calculated as the present value of expected cash flows from the operation of the collateral, compared to the amortized cost basis. If the Company determines that the value of a collateral dependent loan is less than the recorded investment in the loan, the Company charges off the deficiency if it is determined that such amount is deemed uncollectible. Typically, a loss is confirmed when the Company is moving toward foreclosure or final disposition.

The Company obtains appraisals from an approved list of independent, third-party appraisers located in the market in which the collateral is located. In some cases for special property types, the Company may obtain appraisals from appraisers who specialize in the property type nationwide that are located outside of the market where the collateral is located. The Company’s approved appraiser list is continuously maintained by the Company’s Real Estate Valuation Department, which seeks to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market and property type. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal Real Estate Valuation Department, which reports to the Enterprise Risk Management group, performs either a technical or administrative review of all appraisals obtained in accordance with the Company’s Appraisal Policy. The Appraisal Policy mirrors the Federal regulations governing appraisals, specifically the Interagency Appraisal and Evaluation Guidelines and the Financial Institutions Reform, Recovery, and Enforcement Act. The Real Estate Valuation Department performs a technical review of the overall quality of the appraisal and an administrative review confirms that all of the required components of an appraisal are present. The Company obtains independent appraisals or valuations on all individually assessed loans and obtains an updated appraisal every twelve months. Adjustments to real estate appraised values are only permitted to be made by the Real Estate Valuation Department and must be approved by the Chief Appraiser. The individually assessed analysis is reviewed and approved by Special Assets managers. External valuation sources are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. The ALLL on loans individually assessed is updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews include annual commercial loan reviews performed by the Company’s commercial bankers in accordance with the commercial loan policy, relationship reviews that accompany annual loan renewals, and independent reviews by its Credit Risk Review Group. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator for commercial loans. Consumer loans are not risk rated unless past due status, bankruptcy, or other event results in the assignment of a Substandard or worse risk rating in accordance with the consumer loan policy. Delinquency status is the Company’s primary credit quality indicator for Consumer loans.

Reserve for Unfunded Commitments: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is adjusted as a provision for credit loss expense and is measured using the same measurement objectives as the ALLL. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded and is included in “Other Liabilities” on the Company’s Consolidated Balance Sheets.

Credit Impairment and ACL on AFS Securities: The Company evaluates the fair value and credit quality of its AFS securities on at least a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security is evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s AFS portfolio are security type and credit rating, which are influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, structure, credit enhancement, and other factors.

If unrealized losses are related to credit quality, the Company estimates the credit related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis. Non-credit related declines in fair value are recognized in OCI, net of applicable taxes. Changes in the ACL are recorded as a provision for or reversal of credit loss expense. Charge-offs are recorded against the ACL when management believes the amount is no longer collectible. A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent.

ACL on HTM Securities: The Company evaluates the credit risk of its HTM securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the probability of default/loss given default methodology. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

Acquired Loans – Acquired loans are recorded at their fair value at acquisition date without carryover of the acquiree’s previously established ALLL, as credit discounts are included in the determination of fair value. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans are also classified as either PCD or Non-PCD. Acquired loans are subject to the Company’s ALLL policy upon acquisition.

For Non-PCD loans, the difference between the fair value and unpaid principal balance of the loan at acquisition date (premium or discount) is amortized or accreted into interest income over the life of the loans in accordance with ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. If the acquired performing loan has revolving privileges, it is accounted for using the straight-line method; otherwise, the effective interest method is used.

PCD loans are loans that have experienced more-than-insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An ALLL is determined using the same methodology as other LHFI. The sum of the loan’s purchase price and ALLL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. If the loan has revolving privileges, the discount/premium is amortized/accreted using the straight-line method; otherwise, the effective interest method is used. Subsequent changes to the ALLL are recorded through provision expense.

Loan Modifications after the adoption of ASU No. 2022-02 – Effective January 1, 2023, the Company refers to loan modifications where the borrower is experiencing financial difficulty and the modification is in the form of principal forgiveness, interest rate reductions, term extensions, other-than-insignificant payment delays, or a combination of the above modifications, as troubled loan modifications, or TLMs. The Company accounts for TLMs consistently with its accounting policy for accounting for loan modifications. The ALLL on TLMs is measured using the same method as all other LHFI.

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

Troubled Debt Restructurings prior to the adoption of ASU No. 2022-02 – Prior to January 1, 2023, in situations where, for economic or legal reasons related to a borrower’s financial condition, the Company granted a concession in the loan structure to the borrower that it would not otherwise consider, the related loan was classified as a TDR. With the exception of loans with interest rate concessions, the ALLL on a TDR was measured using the same method as all other LHFI. For loans with interest rate concessions, the Company used a discounted cash flow approach using the original interest rate. Modified terms included extension of terms that were considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and avoid foreclosure or repossession of the collateral, such as rate reductions, and principal or interest forgiveness. Restructured loans with no rate concession were subsequently eligible to be removed from reportable TDR status in periods subsequent to the restructuring depending on the performance of the loan.

The Company reviewed previously restructured loans quarterly in order to determine whether any had performed, subsequent to the restructure, at a level that would allow for them to be removed from reportable TDR status. The Company generally would consider a change in this classification if the borrower was no longer experiencing financial difficulty, the loan was current or less than 30 days past due at the time the status change was being considered, and the loan had performed under the restructured terms for a consecutive twelve-month period. A loan was also considered for removal from TDR status as a result of a subsequent restructure under certain restrictive circumstances. The removal of TDR designations was approved by the Company's Special Asset Loan Committee.

Financial Instruments with Off-Balance Sheet Risk – The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and letters of credit. Such financial instruments are recorded when they are funded.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold.

Accrued Interest Receivable – The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ALLL, as well as the ACL reserve for securities. Accrued interest receivable is included in “Other Assets” on the Company’s Consolidated Balance Sheets. The Company’s policy is to write-off accrued interest receivable through reversal of interest income when it becomes probable the Company will not be able to collect the accrued interest.

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

Goodwill and Intangible Assets – The Company follows ASC 350, Intangibles – Goodwill and Other, which prescribes the accounting for goodwill and intangible assets. The Company’s goodwill is associated with completed merger transactions. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets determined to have an indefinite useful life are not amortized and are tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Goodwill is the only intangible asset with an indefinite life included on the Company’s Consolidated Balance Sheets.

The Company performs its goodwill impairment analysis annually on April 30th at the reporting unit level whereby the Company compares the estimated fair value of the reporting unit to its carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. The Company engages a third-party valuation specialist to assist management in performing its annual goodwill impairment analysis. To determine the fair value of a reporting unit, the Company utilizes a combination of two separate quantitative methods, the market value approach, which considers comparable publicly-traded companies, and the income approach which estimates future cash flows. Critical assumptions that are used as part of these calculations include: the selection of comparable publicly-traded companies and selection of market comparable acquisition transactions, the discount rate, the forecast of future earnings and cash flows of the reporting unit, economic conditions, which impact the assumptions related to interest, growth rates, loss rates, the cost savings expected to be realized by a market participant, the control premium associated with the reporting unit and a relative weight given to the valuations derived by the two valuation methods. In the normal course of business, the Company routinely monitors the impact of the changes in the financial markets and includes these assessments in our impairment process.

Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 4 years to 10 years, to their estimated residual values. Core deposit intangibles are amortized using an accelerated method and other amortizable intangible assets are amortized using various methods.

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented on the Company’s Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.

Leases – The Company enters into both lessor and lessee arrangements and determines if an arrangement is a lease at inception. As both a lessee and lessor, the Company elected the practical expedient to account for lease and non-lease components as a single lease component for all asset classes as permitted by ASC 842, Leases.

Lessor Arrangements: The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment made to our equipment finance customers. Lease payment terms are fixed and are typically payable in monthly installments. The lease arrangements may contain renewal options and purchase options that allow the lessee to purchase the leased equipment at the end of the lease term. The leases generally do not contain non-lease components. Prior to lease inception, the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In certain cases, the Company obtains lessee-provided partial or full residual value guarantees and third-party residual guarantees to reduce its residual asset risk. Residual value insurance is obtained on certain lease transactions for the Company to manage asset value risk. The Company’s ongoing risk management strategy for residual assets includes conducting regular reviews of estimated residual values.

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

Lessee Arrangements: The Company’s lessee arrangements consist of operating and finance leases; however, the majority of the leases have been classified as non-cancellable operating leases and are primarily for real estate leases. The Company’s real estate lease agreements do not contain residual value guarantees and most agreements do not contain restrictive covenants. The Company does not have any material arrangements where the Company is in a sublease contract.

Lessee arrangements with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The ROU assets and lease liabilities associated with operating and finance leases greater than 12 months are recorded in the Company’s Consolidated Balance Sheets; ROU assets within “Other assets” and lease liabilities within “Other liabilities.” ROU assets represent the Company’s right to use an underlying asset over the course of the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The initial measurement of lease liabilities and ROU assets are the same for operating and finance leases. Lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments, discounted using the implicit rate, if available, or the incremental borrowing rate. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets are recognized at commencement date based on the initial measurement of the lease liability, any lease payments made excluding lease incentives, and any initial direct costs incurred. Most of the Company’s operating leases include one or more options to renew and if the Company is reasonably certain to exercise those options, it would be included in the measurement of the operating ROU assets and lease liabilities.

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

Borrowings – The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold, advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit.

Foreclosed Properties – Assets acquired through or in lieu of loan foreclosures are held for sale and are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. When the carrying amount exceeds the acquisition date fair value less selling costs, the excess is charged off against the ALLL. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell; any valuation adjustments occurring from post-acquisition reviews are charged to expense as incurred. Revenue and expenses from operations and changes in the valuation allowance are included in “Other expenses” on the Company’s Consolidated Statements of Income.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

Derivatives – The Company is exposed to economic risks arising from its business operations and uses derivatives primarily to manage risk associated with changing interest rates, to hedge specified assets and liabilities, and to assist customers with their risk management objectives. The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. The Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge). The remaining derivatives are classified as free-standing derivatives that do not qualify for hedge accounting.

The Company accounts for its derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging. Derivatives are recognized at fair value and presented as “Other assets” and “Other liabilities” on the Company’s Consolidated Balance Sheets as applicable. The related gains or losses are included in operating activities as changes in other assets and other liabilities in the Company’s Consolidated Statements of Cash Flow. Changes in fair value are recorded based on whether the derivative is designated and qualified for hedge accounting. For Cash Flow hedges, changes in fair value are recorded in OCI and are reclassified to Other Operating Income in the Company’s Consolidated Statements of Income when the hedged transaction is reflected in earnings. For Fair Value hedges, the change in the fair value of the hedge and the hedged item are included in Other operating income in the Company’s Consolidated Statements of Income. Changes in fair value on derivatives not designated for hedge accounting are included in Other operating income in the Company’s Consolidated Statements of Income. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. For the over-the-counter derivatives cleared with central clearinghouses, the variation margin is treated as settlement of the related derivatives fair values.

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to derivative counterparty credit risk at any point in time is equal to the amount reported as a derivative asset on the Company’s Consolidated Balance Sheets assuming no recoveries of underlying collateral. The Company reduces counterparty risk through various mitigating measures including clearing certain over-the-counter derivatives with central clearinghouses through futures commission merchants due to applicable regulatory requirements and entering into legally enforceable master netting agreements and collateral agreements, where possible, with certain derivative counterparties to mitigate the risk of default on a bilateral basis. These bilateral agreements typically provide the right to offset exposures and require one counterparty to post collateral on derivative instruments in a net liability position to the other counterparty. The Company does not offset such financial instruments for financial reporting purposes, and these offsetting positions are not considered to be material to the Company’s consolidated financial statements.

Derivatives designated as accounting hedges:

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

●	Cash Flow - The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate financial instruments. The Company uses interest rate swap agreements as part of its hedging strategy by exchanging a notional amount, equal to the principal amount of the borrowings or commercial loans, for fixed-rate interest based on benchmarked interest rates. The original terms and conditions of the interest rate swaps vary and range in length.

●	Fair Value - Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates. Fair value hedges include interest rate swap agreements on fixed rate loans and fixed rate callable AFS securities.

Derivatives not designated as accounting hedges:

●	Interest Rate Contracts - The Company enters into interest rate contracts with borrowers to help meet their financing needs. Upon entering into interest rate contracts, the Company enters into offsetting positions with a third party in order to minimize interest rate risk. These interest rate contracts include loan swaps and interest rate cap agreements.

●	RPAs - The Company enters into RPAs where it may either sell or assume credit risk related to a borrower’s performance under certain non-hedging interest rate derivative contracts on participated loans. The Company manages its credit risk under RPAs by monitoring the creditworthiness of the borrowers based on the Company’s normal credit review process.

●	Foreign Exchange Contracts - The Company enters into certain foreign exchange derivative contracts that are not designated as accounting hedges primarily to support the banking needs of certain commercial banking customers.
●	Interest Rate Lock Commitments - The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). For commitments issued in connection with potential loans intended for sale, the Company enters into positions of forward month MBS to be announced (“TBA”) contracts on a mandatory basis or on a one-to-one forward sales contract on a best efforts basis to control interest rate risk. Both the rate lock commitment and the forward TBA contract are considered to be derivatives. Certain risks arise from the forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. Additional risks inherent in mandatory delivery programs include the risk that, if the Company does not close the loans subject to rate lock commitments, it will still be obligated to deliver MBS to the counterparty under the forward sales agreement.

Stock Compensation Plan – The Company issues equity awards to employees and directors through either stock awards, RSAs, or PSUs. The Company complies with ASC 718, Compensation – Stock Compensation, which requires the costs resulting from all stock-based payments to employees be recognized in the Company’s consolidated financial statements.

●	The fair value of PSUs are determined and fixed on the grant date based on the Company’s stock price, adjusted for the exclusion of dividend equivalents, and the Monte Carlo simulation valuation was used to determine the grant date fair value of PSUs granted.
●	The fair value of RSAs and stock awards are based on the trading price of the Company’s stock on the date of the grant.

The Company has outstanding stock options. The fair value of the stock options is estimated based on the date of issuance or acquisition using the Black-Scholes option valuation. The converted option price of the Company’s common stock at acquisition is used for determining the associated compensation expense for nonvested stock awards. Key assumptions used in the valuation are dividend yield, expected life, expected volatility, and the risk-free rate.

The Company has elected to recognize forfeitures as they occur as a component of compensation expense as permitted by ASC 718, Compensation – Stock Compensation.

Accounting for Costs Associated with Exit or Disposal Activities – A liability for costs associated with exit or disposal activities, other than in a business combination, is recognized when the liability is incurred. The liability is measured at fair value, with adjustments for changes in estimated cash flows recognized in earnings.

Revenue from Contracts with Customers – The majority of the Company’s noninterest income is accounted for in accordance with ASC 606, Revenue from Contracts with Customers and comes from short term contracts associated with fees for services provided on deposit accounts and credit cards and fiduciary and asset management fees from the Consumer and Wholesale Banking segments.

The Company’s performance obligations on revenue from deposit accounts and interchange fees from the Consumer and Wholesale Banking segments are generally satisfied immediately, when the transaction occurs, or by month-end. Performance obligations on revenue from fiduciary and asset management fees from the Consumer Banking segment are generally satisfied monthly or quarterly. For a majority of fee income on deposit accounts, the Company is a principal controlling the promised good or service before transferring it to the customer. For income related to most wealth management income, however, the Company is an agent responsible for arranging for the provision of goods and services by another party. Mortgage banking income is earned from the Consumer Banking segment when the originated loans are sold to an investor on the secondary market. The loans are classified as LHFS before being sold. The change in fair value of the residential real estate LHFS, loan commitments, and related derivatives is recorded as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

Income Taxes – Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred income tax assets are also recorded for any tax attributes, such as net operating loss and tax credit carryforwards. Any changes in tax rates and laws are reflected in the period of the enactment date. Deferred taxes are reduced by a valuation allowance when, in the Company’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The provision for current income tax expense is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, the Company believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits on the Company’s Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes on the Company’s Consolidated Statements of Income. The Company and its wholly-owned subsidiaries file a federal consolidated income tax return; each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

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

Fair Value Hierarchy:

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under ASC 820 based on these two types of inputs are as follows:

●	Level 1 valuation is based on quoted prices in active markets for identical assets and liabilities;
●	Level 2 valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the markets; and
●	Level 3 valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market. These unobservable inputs reflect the Company’s assumptions about what market participants would use and information that is reasonably available under the circumstances without undue cost and effort.

Valuation Process:

Level 2 AFS and HTM securities are valued by a third-party portfolio accounting service vendor whose primary source for security valuation is ICE, which evaluates securities based on market data. ICE utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality controls. The vendor utilizes proprietary valuation matrices for valuing all municipal securities. The initial curves for determining the price, movement, and yield relationships within the municipal matrices are derived from industry benchmark curves or sourced from a municipal trading desk. The securities are further broken down according to issuer, credit support, state of issuance, and rating to incorporate additional spreads to the industry benchmark curves. The Company primarily uses the Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source.

The Company’s Level 3 HTM securities are comprised of asset-backed securities. Valuations of the asset-backed securities are provided by a third-party vendor specializing in the SBA markets, and are based on underlying loan pool information, market data, and recent trading activity for similar securities. The Company reviews the valuations for reasonableness in the context of market conditions and to similar bonds in the Company’s portfolio. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source.

Reclassifications – The accompanying consolidated financial statements and notes reflect certain reclassifications in prior periods to conform to the current presentation.

Adoption of New Accounting Standards – In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. Prior to the issuance of ASU 2023-02, companies could only apply the proportional amortization method to low-income-housing tax credit structures. Topic 323 allows for the expansion of use of the proportional amortization method to all tax equity investments that meet certain conditions. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received, and this net amount is presented as a component of income tax expense (benefit). The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2023-02 effective October 1, 2023, and it did not have a significant impact on its consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method to allow nonprepayable financial assets to be included in a closed portfolio hedge using the portfolio layer method, and to allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2022-01 effective January 1, 2023, and it did not have a significant impact on its consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs by creditors and instead requires that an entity evaluate whether a loan modification represents a new loan or a continuation of an existing loan, consistent with the accounting for other loan modifications. The amendment also introduces new disclosure requirements for modifications to loans made to a borrower experiencing financial difficulty in the form of principal forgiveness, interest rate reductions, term extensions, or other-than-insignificant payment delays. The Company refers to these modifications to borrowers experiencing financial difficulty as Troubled Loan Modifications, or TLMs. In addition, the amendments require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted the amendments of ASU 2022-02 effective January 1, 2023 on a prospective basis.

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

2. SECURITIES AND OTHER INVESTMENTS

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of December 31, are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
2023
U.S. government and agency securities	$62,367	$1,023	$(34)	$63,356
Obligations of states and political subdivisions	586,865	33	(111,451)	475,447
Corporate and other bonds (1)	261,656	7	(19,774)	241,889
Commercial MBS
Agency	233,775	274	(41,181)	192,868
Non-agency	66,743	—	(1,965)	64,778
Total commercial MBS	300,518	274	(43,146)	257,646
Residential MBS
Agency	1,312,538	114	(205,635)	1,107,017
Non-agency	89,840	141	(5,827)	84,154
Total residential MBS	1,402,378	255	(211,462)	1,191,171
Other securities	1,752	—	—	1,752
Total AFS securities	$2,615,536	$1,592	$(385,867)	$2,231,261

(1) Other bonds include asset-backed securities.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of December 31, are summarized as follows (dollars in thousands):

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

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value(2)	Losses	Value	Losses
December 31, 2023
U.S. government and agency securities	$—	$—	$1,980	$(34)	$1,980	$(34)
Obligations of states and political subdivisions	11,758	(2,090)	455,931	(109,361)	467,689	(111,451)
Corporate and other bonds(1)	89,450	(531)	144,155	(19,243)	233,605	(19,774)
Commercial MBS
Agency	35,665	(547)	143,657	(40,634)	179,322	(41,181)
Non-agency	—	—	64,778	(1,965)	64,778	(1,965)
Total commercial MBS	35,665	(547)	208,435	(42,599)	244,100	(43,146)
Residential MBS
Agency	59,707	(491)	1,011,809	(205,144)	1,071,516	(205,635)
Non-agency	9,022	(41)	40,085	(5,786)	49,107	(5,827)
Total residential MBS	68,729	(532)	1,051,894	(210,930)	1,120,623	(211,462)
Total AFS securities	$205,602	$(3,700)	$1,862,395	$(382,167)	$2,067,997	$(385,867)

December 31, 2022
U.S. government and agency securities	$2,594	$(166)	$59,269	$(8,087)	$61,863	$(8,253)
Obligations of states and political subdivisions	588,668	(86,895)	187,375	(65,806)	776,043	(152,701)
Corporate and other bonds(1)	206,861	(15,019)	17,121	(2,580)	223,982	(17,599)
Commercial MBS
Agency	73,362	(7,024)	127,193	(32,244)	200,555	(39,268)
Non-agency	66,618	(2,231)	28,550	(2,013)	95,168	(4,244)
Total commercial MBS	139,980	(9,255)	155,743	(34,257)	295,723	(43,512)
Residential MBS
Agency	328,590	(27,769)	929,581	(206,192)	1,258,171	(233,961)
Non-agency	18,939	(1,288)	43,064	(5,524)	62,003	(6,812)
Total residential MBS	347,529	(29,057)	972,645	(211,716)	1,320,174	(240,773)
Total AFS securities	$1,285,632	$(140,392)	$1,392,153	$(322,446)	$2,677,785	$(462,838)

(1) Other bonds include asset-backed securities.

(2) Comprised of 757 and 363 individual securities as of December 31, 2023 and December 31, 2022, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at December 31, 2023 and 2022 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s MBS are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating. The Company’s AFS investment portfolio is generally highly-rated or agency backed. At December 31, 2023 and 2022, all AFS securities were current with no securities past due or on non-accrual and no ACL was held against the Company’s AFS securities portfolio.

The following table presents the amortized cost and estimated fair value of AFS securities as of December 31, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2023		2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$52,427	$51,936	$42,447	$41,735
Due after one year through five years	150,271	149,545	158,063	152,523
Due after five years through ten years	282,309	261,720	343,303	312,935
Due after ten years	2,130,529	1,768,060	2,660,548	2,234,623
Total AFS securities	$2,615,536	$2,231,261	$3,204,361	$2,741,816

Refer to Note 9 "Commitments and Contingencies" in this Form 10-K for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of December 31, 2023 and 2022.

Accrued interest receivable on AFS securities totaled $9.5 million and $14.2 million at December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022, and 2021, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

Held to Maturity

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
2023
Obligations of states and political subdivisions	$699,189	$6,175	$(23,464)	$681,900
Corporate and other bonds(1)	4,349	—	(100)	4,249
Commercial MBS
Agency	27,477	—	(5,570)	21,907
Non-agency	24,503	37	(449)	24,091
Total commercial MBS	51,980	37	(6,019)	45,998
Residential MBS
Agency	40,562	—	(5,713)	34,849
Non-agency	41,298	122	(342)	41,078
Total residential MBS	81,860	122	(6,055)	75,927
Total HTM securities	$837,378	$6,334	$(35,638)	$808,074

(1) Other bonds include asset-backed securities.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
2022
U.S. government and agency securities	$687	$—	$(56)	$631
Obligations of states and political subdivisions	705,990	2,218	(35,957)	672,251
Corporate and other bonds(1)	5,159	—	(10)	5,149
Commercial MBS
Agency	29,025	—	(4,873)	24,152
Non-agency	13,736	—	(126)	13,610
Total commercial MBS	42,761	—	(4,999)	37,762
Residential MBS
Agency	42,699	—	(6,427)	36,272
Non-agency	50,436	—	(614)	49,822
Total residential MBS	93,135	—	(7,041)	86,094
Total HTM securities	$847,732	$2,218	$(48,063)	$801,887

(1) Other bonds include asset-backed securities.

.

The following table presents the amortized cost of HTM securities as of December 31, by security type and credit rating (dollars in thousands):

	U.S. Government and Agency	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	securities	subdivisions	bonds	securities	securities
2023
Credit Rating:
AAA/AA/A	$—	$688,499	$—	$9,720	$698,219
BBB/BB/B	—	1,166	—	—	1,166
Not Rated – Agency(1)	—	—	—	68,039	68,039
Not Rated – Non-Agency(2)	—	9,524	4,349	56,081	69,954
Total	$—	$699,189	$4,349	$133,840	$837,378
2022
Credit Rating:
AAA/AA/A	$—	$704,803	$—	$2,702	$707,505
BBB/BB/B	—	1,187	—	—	1,187
Not Rated – Agency(1)	687	—	—	71,725	72,412
Not Rated – Non-Agency(2)	—	—	5,159	61,469	66,628
Total	$687	$705,990	$5,159	$135,896	$847,732

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies.

(2) Non-agency mortgage-backed and asset-backed securities have limited credit risk, supported by most receiving a 20% simplified supervisory formula approach rating.

The following table presents the amortized cost and estimated fair value of HTM securities as of December 31, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2023		2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$3,065	$3,058	$2,010	$2,006
Due after one year through five years	34,093	34,613	35,044	35,014
Due after five years through ten years	45,919	45,263	19,941	20,239
Due after ten years	754,301	725,140	790,737	744,628
Total HTM securities	$837,378	$808,074	$847,732	$801,887

Refer to Note 9 “Commitments and Contingencies” in this Form 10-K for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of December 31, 2023 and December 31, 2022.

Accrued interest receivable on HTM securities totaled $8.4 million and $8.6 million at December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022, and 2021, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. At December 31, 2023 and 2022, the Company’s HTM securities were all current, with no securities past due or on non-accrual. The Company’s HTM securities ACL was immaterial at December 31, 2023 and 2022.

Restricted Stock, at cost

The FHLB required the Bank to maintain stock in an amount equal to 4.25% and 3.75% of outstanding borrowings and a specific percentage of the member’s total assets at December 31, 2023 and 2022, respectively. The FRB requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. At December 31, 2023 and 2022, restricted stock consists of FRB stock in the amount of $67.0 million, respectively, and FHLB stock in the amount of $48.4 million and $53.2 million, respectively.

Tax Equity Investments

For the years ended December 31, 2023 and 2022, the Company recognized amortization of $4.8 million and $4.1 million, respectively, and tax credits and tax savings of $5.7 million and $4.9 million, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these tax equity investments was $64.3 million and $51.0 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Company’s recorded liability totaled $39.5 million and $27.8 million, respectively, for the related unfunded commitments, which are expected to be paid throughout the years 2023 - 2037.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the years ended December 31, (dollars in thousands):

	2023	2022	2021
Realized gains (losses)(1):
Gross realized gains	$1,355	$—	$147
Gross realized losses	(42,344)	(3)	(60)
Net realized (losses) gains	$(40,989)	$(3)	$87
Proceeds from sales of securities	$899,872	$40,686	$45,436

(1) Includes gains (losses) on sales and calls of securities

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables exclude LHFS. The Company’s LHFI are stated at their face amount, net of deferred fees and costs, and consisted of the following at December 31, (dollars in thousands):

	2023	2022
Construction and Land Development	$1,107,850	$1,101,260
Commercial Real Estate – Owner Occupied	1,998,787	1,982,608
Commercial Real Estate – Non-Owner Occupied	4,172,401	3,996,130
Multifamily Real Estate	1,061,997	802,923
Commercial & Industrial	3,589,347	2,983,349
Residential 1-4 Family – Commercial	522,580	538,063
Residential 1-4 Family – Consumer	1,078,173	940,275
Residential 1-4 Family – Revolving	619,433	585,184
Auto	486,926	592,976
Consumer	120,641	152,545
Other Commercial	876,908	773,829
Total LHFI, net of deferred fees and costs(1)	15,635,043	14,449,142
Allowance for loan and lease losses	(132,182)	(110,768)
Total LHFI, net	$15,502,861	$14,338,374

(1) Total loans included unamortized premiums and discounts, and unamortized deferred fees and costs totaling $79.7 million and $50.4 million as of December 31, 2023 and December 31, 2022, respectively.

Accrued interest receivable on LHFI totaled $72.5 million and $58.9 million at December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022, and 2021, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The following table shows the aging of the Company’s LHFI portfolio, by class, at December 31, 2023 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,107,183	$270	$24	$25	$348	$1,107,850
Commercial Real Estate – Owner Occupied	1,991,632	1,575	—	2,579	3,001	1,998,787
Commercial Real Estate – Non-Owner Occupied	4,156,089	545	184	2,967	12,616	4,172,401
Multifamily Real Estate	1,061,851	—	146	—	—	1,061,997
Commercial & Industrial	3,579,657	4,303	49	782	4,556	3,589,347
Residential 1-4 Family – Commercial	518,150	567	676	1,383	1,804	522,580
Residential 1-4 Family – Consumer	1,053,255	7,546	1,804	4,470	11,098	1,078,173
Residential 1-4 Family – Revolving	611,584	2,238	1,429	1,095	3,087	619,433
Auto	480,557	4,737	872	410	350	486,926
Consumer	119,487	770	232	152	—	120,641
Other Commercial	870,339	6,569	—	—	—	876,908
Total LHFI, net of deferred fees and costs	$15,549,784	$29,120	$5,416	$13,863	$36,860	$15,635,043
% of total loans	99.45%	0.19%	0.03%	0.09%	0.24%	100.00%

The following table shows the aging of the Company’s LHFI portfolio, by class, at December 31, 2022 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,099,555	$1,253	$45	$100	$307	$1,101,260
Commercial Real Estate – Owner Occupied	1,970,323	2,305	635	2,167	7,178	1,982,608
Commercial Real Estate – Non-Owner Occupied	3,993,091	1,121	48	607	1,263	3,996,130
Multifamily Real Estate	801,694	1,229	—	—	—	802,923
Commercial & Industrial	2,980,008	824	174	459	1,884	2,983,349
Residential 1-4 Family – Commercial	534,653	1,231	—	275	1,904	538,063
Residential 1-4 Family – Consumer	919,833	5,951	1,690	1,955	10,846	940,275
Residential 1-4 Family – Revolving	577,993	1,843	511	1,384	3,453	585,184
Auto	589,235	2,747	450	344	200	592,976
Consumer	151,958	351	125	108	3	152,545
Other Commercial	773,738	—	—	91	—	773,829
Total LHFI, net of deferred fees and costs	$14,392,081	$18,855	$3,678	$7,490	$27,038	$14,449,142
% of total loans	99.60%	0.13%	0.03%	0.05%	0.19%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status with no related ALLL, as of December 31, (dollars in thousands):

	2023	2022
Commercial Real Estate – Owner Occupied	—	908
Commercial Real Estate – Non-Owner Occupied	4,835	—
Commercial & Industrial	—	1
Total LHFI	$4,835	$909

There was no interest income recognized on nonaccrual loans during the years ended December 31, 2023 and 2022. See Note 1 “Summary of Significant Accounting Policies” in this Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Loan Modifications

The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. See Note 1 “Summary of Significant Accounting Policies” in this Form 10-K for information on the Company’s accounting policy for loan modifications to borrowers experiencing financial difficulty and how the Company defines TLMs.

As of December 31, 2023, the Company had TLMs with an amortized cost basis of $51.2 million and approximately $289,000 in allowance for those loans. As of December 31, 2023, there was $1.6 million of unfunded commitments on loans modified and designated as TLMs since January 1, 2023.

The following table presents the amortized cost basis as of December 31, 2023 of TLMs modified during the year ended December 31, 2023 (dollars in thousands):

	Amortized Cost	% of Total Class of Financing Receivable
Other-Than-Insignificant Payment Delay and Term Extension
Commercial Real Estate - Non-Owner Occupied	$20,766	0.50%
Total Other-Than-Insignificant Payment Delay and Term Extension	$20,766
Term Extension
Construction and Land Development	$18,999	1.71%
Commercial and Industrial	3,542	0.10%
Commercial Real Estate – Owner Occupied	766	0.04%
Residential 1-4 Family – Consumer	1,137	0.11%
Total Term Extension	$24,444
Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$1,177	0.11%
Residential 1-4 Family – Revolving	15	NM
Total Combination - Term Extension and Interest Rate Reduction	$1,192
Principal Forgiveness
Commercial Real Estate – Non-Owner Occupied	4,835	0.12%
Total Principal Forgiveness	$4,835
Total	$51,237

NM = Not Meaningful

The following table describes the financial effects of TLMs on a weighted average basis for TLMs within that loan type for the year ended December 31, 2023:

Other-Than-Insignificant Payment Delay and Term Extension
Loan Type	Financial Effect
Commercial Real Estate – Non-Owner Occupied	Added a weighted-average 1.0 years to the life of loans.

Term Extension
Loan Type	Financial Effect
Construction and Land Development	Added a weighted-average 1.3 years to the life of loans.
Commercial and Industrial	Added a weighted-average 0.2 years to the life of loans.
Commercial Real Estate – Owner Occupied	Added a weighted-average 0.5 years to the life of loans.
Residential 1-4 Family – Consumer	Added a weighted-average 10.8 years to the life of loans.

Combination - Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family – Consumer	Added a weighted-average 20.3 years to the life of loans and reduced the weighted average contractual interest rate from 8.2% to 7.5%.
Residential 1-4 Family – Revolving	Added a weighted-average 19.1 years to the life of loans and reduced the weighted average contractual interest rate from 10.5% to 7.3%.
Principal Forgiveness
Loan Type	Financial Effect
Commercial Real Estate – Non-Owner Occupied	Reduced the amortized cost basis of loans by $3.5 million.

The Company considers a default of a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. During the year ended December 31, 2023, the Company did not have any significant loans either individually or in the aggregate that went into default that have been modified and designated as TLMs.

The Company monitors the performance of TLMs in order to determine the effectiveness of the modifications. As of December 31, 2023, the Company had TLMs with an amortized cost basis of $426,000 that were past due.

Allowance for Loan and Lease Losses

The following tables show the ALLL activity by loan segment for the years ended December 31, (dollars in thousands):

	2023			2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$82,753	$28,015	$110,768	$77,902	$21,885	$99,787
Loans charged-off	(8,727)	(3,268)	(11,995)	(4,137)	(3,272)	(7,409)
Recoveries credited to allowance	2,455	1,935	4,390	2,426	2,650	5,076
Provision charged to operations	29,415	(396)	29,019	6,562	6,752	13,314
Balance at end of period	$105,896	$26,286	$132,182	$82,753	$28,015	$110,768

The increase in net charge-offs for the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily due to charge-offs associated with two commercial loans.

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

The Company presents loan and lease portfolio segments and classes by credit quality indicator and vintage year. The Company defines the vintage date for the purpose of this disclosure as the date of the most recent credit decision. Renewals are categorized as new credit decisions and reflect the renewal date as the vintage date, except for renewals of loans modified for borrowers experiencing financial difficulty, or TLMs, which are presented in the original vintage.

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

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of December 31, (dollars in thousands):

	2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
Construction and Land Development
Pass	$289,786	$440,473	$192,148	$19,536	$10,934	$38,841	$64,137	$1,055,855
Watch	84	3,611	16,249	—	—	2,127	—	22,071
Special Mention	—	—	4,444	1,332	—	367	—	6,143
Substandard	114	1,244	1,248	20,705	205	265	—	23,781
Total Construction and Land Development	$289,984	$445,328	$214,089	$41,573	$11,139	$41,600	$64,137	$1,107,850
Current period gross write-off	$—	$—	$—	$—	$—	$(11)	$—	$(11)

Commercial Real Estate – Owner Occupied
Pass	$175,627	$257,889	$194,030	$239,549	$259,502	$750,180	$23,689	$1,900,466
Watch	5,919	1,311	4,768	4,422	9,146	27,829	399	53,794
Special Mention	786	849	249	—	5,150	9,549	611	17,194
Substandard	362	—	—	326	—	26,645	—	27,333
Total Commercial Real Estate – Owner Occupied	$182,694	$260,049	$199,047	$244,297	$273,798	$814,203	$24,699	$1,998,787
Current period gross write-off	$—	$—	$—	$—	$—	$(141)	$—	$(141)

Commercial Real Estate – Non-Owner Occupied
Pass	$374,221	$548,262	$710,122	$334,449	$492,782	$1,419,882	$35,276	$3,914,994
Watch	—	1,520	1,690	—	32,326	82,930	—	118,466
Special Mention	—	—	—	—	—	67,001	12,155	79,156
Substandard	4,837	—	2,121	17,956	5,899	28,972	—	59,785
Total Commercial Real Estate – Non-Owner Occupied	$379,058	$549,782	$713,933	$352,405	$531,007	$1,598,785	$47,431	$4,172,401
Current period gross write-off	$—	$—	$—	$—	$—	$(3,528)	$—	$(3,528)

Commercial & Industrial
Pass	$981,290	$617,805	$409,973	$178,578	$122,160	$168,368	$923,359	$3,401,533
Watch	2,708	38,711	512	1,379	18,065	4,943	22,832	89,150
Special Mention	108	32,714	981	3,310	1,722	1,513	19,865	60,213
Substandard	—	146	343	2,000	925	3,181	31,856	38,451
Total Commercial & Industrial	$984,106	$689,376	$411,809	$185,267	$142,872	$178,005	$997,912	$3,589,347
Current period gross write-off	$—	$—	$(101)	$—	$—	$(17)	$(1,812)	$(1,930)

Multifamily Real Estate
Pass	$21,911	$129,854	$321,918	$222,172	$45,879	$250,887	$50,060	$1,042,681
Watch	—	—	—	—	—	914	—	914
Special Mention	—	—	—	250	—	81	—	331
Substandard	14,222	—	—	—	3,703	146	—	18,071
Total Multifamily Real Estate	$36,133	$129,854	$321,918	$222,422	$49,582	$252,028	$50,060	$1,061,997
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 Family – Commercial
Pass	$41,631	$67,495	$77,321	$69,779	$44,498	$203,125	$604	$504,453
Watch	49	387	580	220	757	8,854	107	10,954
Special Mention	47	—	—	—	—	1,302	—	1,349
Substandard	57	—	614	279	624	3,997	253	5,824
Total Residential 1-4 Family – Commercial	$41,784	$67,882	$78,515	$70,278	$45,879	$217,278	$964	$522,580
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Other Commercial
Pass	$201,252	$180,346	$165,732	$114,838	$123,515	$62,284	$9,850	$857,817
Watch	14,355	—	—	32	4	3,977	—	18,368
Special Mention	93	—	—	—	—	630	—	723
Total Other Commercial	$215,700	$180,346	$165,732	$114,870	$123,519	$66,891	$9,850	$876,908
Current period gross write-off	$—	$(101)	$—	$—	$—	$(3,016)	$—	$(3,117)

Total Commercial
Pass	$2,085,718	$2,242,124	$2,071,244	$1,178,901	$1,099,270	$2,893,567	$1,106,975	$12,677,799
Watch	23,115	45,540	23,799	6,053	60,298	131,574	23,338	313,717
Special Mention	1,034	33,563	5,674	4,892	6,872	80,443	32,631	165,109
Substandard	19,592	1,390	4,326	41,266	11,356	63,206	32,109	173,245
Total Commercial	$2,129,459	$2,322,617	$2,105,043	$1,231,112	$1,177,796	$3,168,790	$1,195,053	$13,329,870
Total current period gross write-off	$—	$(101)	$(101)	$—	$—	$(6,713)	$(1,812)	$(8,727)

The table below details the amortized cost of the classes of loans within the Commercial segment by risk level and year of origination as of December 31, (dollars in thousands):

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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of December 31, (dollars in thousands):

	2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential 1-4 Family – Consumer
Current	$120,480	$266,261	$265,255	$154,440	$32,591	$214,214	$14	$1,053,255
30-59 Days Past Due	273	2,195	705	249	181	3,943	—	7,546
60-89 Days Past Due	208	—	—	—	—	1,596	—	1,804
90+ Days Past Due	—	—	1,713	—	—	2,757	—	4,470
Nonaccrual	205	875	870	—	38	9,110	—	11,098
Total Residential 1-4 Family – Consumer	$121,166	$269,331	$268,543	$154,689	$32,810	$231,620	$14	$1,078,173
Current period gross write-off	$—	$(16)	$(21)	$—	$(69)	$(95)	$—	$(201)

Residential 1-4 Family – Revolving
Current	$42,593	$54,560	$11,756	$4,348	$937	$1,115	$496,275	$611,584
30-59 Days Past Due	—	14	—	—	39	—	2,185	2,238
60-89 Days Past Due	181	148	—	—	—	26	1,074	1,429
90+ Days Past Due	—	—	—	—	—	—	1,095	1,095
Nonaccrual	—	154	27	51	—	—	2,855	3,087
Total Residential 1-4 Family – Revolving	$42,774	$54,876	$11,783	$4,399	$976	$1,141	$503,484	$619,433
Current period gross write-off	$—	$—	$(3)	$—	$—	$—	$(55)	$(58)

Auto
Current	$77,293	$210,692	$107,568	$52,742	$24,877	$7,385	$—	$480,557
30-59 Days Past Due	526	2,022	1,095	612	292	190	—	4,737
60-89 Days Past Due	61	326	298	58	96	33	—	872
90+ Days Past Due	36	210	24	112	23	5	—	410
Nonaccrual	39	120	63	69	59	—	—	350
Total Auto	$77,955	$213,370	$109,048	$53,593	$25,347	$7,613	$—	$486,926
Current period gross write-off	$(64)	$(487)	$(295)	$(145)	$(69)	$(80)	$—	$(1,140)

Consumer
Current	$12,453	$23,303	$10,442	$7,999	$15,176	$24,056	$26,058	$119,487
30-59 Days Past Due	21	156	28	32	129	366	38	770
60-89 Days Past Due	11	82	40	14	47	21	17	232
90+ Days Past Due	63	72	10	—	—	4	3	152
Total Consumer	$12,548	$23,613	$10,520	$8,045	$15,352	$24,447	$26,116	$120,641
Current period gross write-off	$(43)	$(66)	$(124)	$(851)	$(23)	$(679)	$(83)	$(1,869)

Total Consumer
Current	$252,819	$554,816	$395,021	$219,529	$73,581	$246,770	$522,347	$2,264,883
30-59 Days Past Due	820	4,387	1,828	893	641	4,499	2,223	15,291
60-89 Days Past Due	461	556	338	72	143	1,676	1,091	4,337
90+ Days Past Due	99	282	1,747	112	23	2,766	1,098	6,127
Nonaccrual	244	1,149	960	120	97	9,110	2,855	14,535
Total Consumer	$254,443	$561,190	$399,894	$220,726	$74,485	$264,821	$529,614	$2,305,173
Total current period gross write-off	$(107)	$(569)	$(443)	$(996)	$(161)	$(854)	$(138)	$(3,268)

The following table details the amortized cost of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of December 31, (dollars in thousands):

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

The Company did not have any material revolving loans convert to term during the years ended December 31, 2023 and 2022.

Prior to the adoption of ASU 2022-02

Troubled Debt Restructurings

As of December 31, 2022, the Company had TDRs totaling $14.2 million with an estimated $739,000 of allowance for those loans.

A TDR occurred when a lender, for economic or legal reasons, granted a concession to the borrower related to the borrower’s financial difficulties, that it would not have otherwise considered. All loans that were considered to be TDRs were evaluated for credit losses in accordance with the Company’s ALLL methodology. For the year ended

December 31, 2022, the recorded investment in TDRs prior to modifications was not materially impacted by the modifications.

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

The Company considered a default of a TDR to occur when the borrower was 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurred. During the year ended December 31, 2022, the Company did not have any material loans that went into default that had been restructured in the twelve-month period prior to the time of default.

4. PREMISES AND EQUIPMENT

The following table presents the premises and equipment balances as of December 31, (dollars in thousands):

	2023	2022
Land	$22,072	$29,741
Land improvements and buildings	100,105	106,123
Leasehold improvements	22,705	21,529
Furniture and equipment	84,948	74,940
Construction in progress	1,527	1,296
Total	231,357	233,629
Accumulated depreciation and amortization	(140,398)	(115,386)
Premises and equipment, net	$90,959	$118,243

Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $12.9 million, $14.2 million, and $15.9 million, respectively. Refer to Note 6 “Leases” in this Form 10-K for further discussion regarding the Company’s leasing arrangements.

Refer to Note 13 “Fair Value Measurements” in this Form 10-K for further discussion regarding the Company’s fair value methodology. Write downs are included in “Other Expenses” within noninterest expense on the Company’s Consolidated Statements of Income.

The decrease in premises and equipment, net at December 31, 2023, compared to December 2022, was primarily driven by the sale-leaseback transactions executed in 2023. Refer to Note 6 “Leases” in this Form 10-K for further discussion regarding the sale-leaseback transactions.

5. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. Refer to Note 1 “Summary of Significant Accounting Polices” in this Form 10-K for more information on the Company’s goodwill and intangible asset policies.

The Company analyzed its intangible assets on a quarterly basis throughout 2023, and concluded no impairment existed as of the balance sheet date. Information concerning intangible assets with a finite life is presented in the following table as of December 31, (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
2023
Core deposit intangibles	$85,491	$68,599	$16,892
Other amortizable intangibles	3,977	1,686	2,291
2022
Core deposit intangibles	$85,491	$60,363	$25,128
Other amortizable intangibles	2,774	1,141	1,633

Effective June 30, 2022, the Company and the Bank, completed the sale of DHFB, which was formerly a subsidiary of the Bank, to Cary Street Partners Financial LLC, resulting in a reduction in both the Company’s goodwill of $10.3 million and intangible assets of $5.7 million.

The Company moved from one reportable operating segment, the Bank, to two reportable operating segments, Wholesale Banking and Consumer Banking, in the third quarter of 2022, which resulted in goodwill being allocated between the two reportable operating segments based on their relative fair values. The Company determined that there was no impairment to the Bank’s goodwill prior to and after reallocating goodwill.

The following table presents the Company’s goodwill and intangible assets by operating segment as of December 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
2023
Goodwill	$639,180	$286,031	$—	$925,211
Intangible Assets	1,302	989	16,892	19,183
2022
Goodwill	$639,180	$286,031	$—	$925,211
Intangible Assets	1,558	75	25,128	26,761

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

Amortization expense of intangibles for the years ended December 31, 2023, 2022, and 2021 totaled $8.8 million, $10.8 million, and $13.9 million, respectively.

As of December 31, 2023, the estimated remaining amortization expense of intangibles is as follows for the years ended (dollars in thousands):

2024	$6,936
2025	5,289
2026	3,654
2027	2,068
2028	843
Thereafter	393
Total estimated amortization expense	$19,183

6. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with terms ranging from 1 month to 122 months. At December 31, 2023 and 2022, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $84.1 million and $44.3 million, respectively. For more information on the Company’s lessor arrangements, refer to Note 1 “Summary of Significant Accounting Policies” in this Form 10-K.

Total net investment in sales-type and direct financing leases consists of the following as of December 31, (dollars in thousands):

	2023	2022
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$409,264	$266,380
Unguaranteed residual values, net of unearned income and deferred selling profit	21,484	15,159
Total net investment in sales-type and direct financing leases	$430,748	$281,539

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

In the third quarter of 2023, the Bank entered into and closed on an agreement for the purchase and sale of 27 properties, which included 25 branches and a drive thru and parking lot, each adjacent to a sold branch, to a single purchaser, for an aggregate purchase price of $45.8 million. The Bank also executed a sale-leaseback transaction in the fourth quarter of 2023 involving the sale of one branch location to a single purchaser, for an aggregate purchase price of $3.6 million. Concurrently with each sale-leaseback transaction, the Bank entered into absolute net lease agreements with the purchaser under which the Bank will lease the properties for an initial term of 17 years with specified renewal options. Each lease agreement includes a 1.5% annual rent escalation during the initial term and 2.0% rent escalation during the renewal terms, if exercised. The sale-leaseback transactions executed in 2023 resulted in pre-tax gains of $29.6 million for the year ended December 31, 2023, included in Other Operating Income in the accompanying Consolidated Statements of Income. The Company recorded operating lease ROU assets and corresponding operating lease liabilities of $41.3 million and $41.2 million, respectively, which primarily drove the increases in operating ROU assets and operating lease liabilities at December 31, 2023, compared to December 31, 2022.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information as of and for the years ended December 31, (dollars in thousands):

	2023		2022
	Operating	Finance	Operating	Finance
ROU assets	$71,788	$4,669	$35,729	$5,588
Lease liabilities	78,043	7,052	47,696	8,288
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	11.75	5.08	6.80	6.08
Weighted-average discount rate (1)	6.21%	1.17%	2.91%	1.17%

(1) A lease implicit rate or an incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$89	$103
Operating Cash Flows from Operating Leases	12,457	11,266
Financing Cash Flows from Finance Leases	1,236	1,189
ROU assets obtained in exchange for lease obligations:
Operating leases	$43,357	$7,326

	2023	2022
Net Operating Lease Cost	$10,344	$8,839
Finance Lease Cost:
Amortization of right-of-use assets	919	919
Interest on lease liabilities	89	103
Total Lease Cost	$11,352	$9,861

The maturities of lessor and lessee arrangements outstanding as of December 31, 2023 are presented in the table below for the years ending, (dollars in thousands):

	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
2024	$104,490	$13,967	$1,358
2025	90,890	12,347	1,392
2026	79,877	9,944	1,427
2027	78,906	8,573	1,462
2028	55,383	7,622	1,499
Thereafter	63,181	64,003	127
Total undiscounted cash flows	472,727	116,456	7,265
Less: Adjustments (1)	63,463	38,413	213
Total (2)	$409,264	$78,043	$7,052

(1) Lessor – unearned income and unearned guaranteed residual value; Lessee – imputed interest.

(2) Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements.

7. DEPOSITS

The following table presents the deposit balances as of December 31, (dollars in thousands):

	2023	2022
Deposits:
Interest checking accounts	$4,697,819	$4,186,505
Money market accounts	3,850,679	3,922,533
Savings accounts	909,223	1,130,899
Customer time deposits of $250,000 and over	674,939	405,060
Other customer time deposits	2,173,904	1,396,011
Time Deposits	2,848,843	1,801,071
Total interest-bearing customer deposits	12,306,564	11,041,008
Brokered deposits (1)	548,384	7,430
Total interest-bearing deposits	$12,854,948	$11,048,438
Demand deposits	3,963,181	4,883,239
Total Deposits	$16,818,129	$15,931,677

(1) Includes time deposits of $378.1 million and $7.4 million as of December 31, 2023 and 2022, respectively.

The following table presents the scheduled maturities of time deposits as of December 31, 2023 (dollars in thousands):

2024	$2,586,965
2025	584,229
2026	20,009
2027	17,183
2028	17,425
Thereafter	1,089
Total scheduled maturities of time deposits	$3,226,900

The Company classifies deposit overdrafts as LHFI within “Other Commercial”, and these deposits totaled $2.2 million and $1.9 million at December 31, 2023 and 2022, respectively.

8. BORROWINGS

Total short-term borrowings consist of the following as of December 31, (dollars in thousands):

	2023	2022
Securities sold under agreements to repurchase	$110,833	$142,837
Federal Funds Purchased	90,000	160,000
FHLB Advances	720,000	1,016,000
Total short-term borrowings	$920,833	$1,318,837

Average outstanding balance during the period	$573,553	$302,060
Average interest rate during the period	4.73%	1.79%
Average interest rate at end of period	5.15%	3.89%

The Bank maintains federal funds lines with several correspondent banks; the available balance was $682.0 million and $1.0 billion at December 31, 2023 and 2022, respectively. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both December 31, 2023 and 2022. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and was in compliance with these covenants as of December 31, 2023 and 2022. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $6.2 billion at December 31, 2023 and $6.0 billion at December 31, 2022. The Company’s secured line of credit capacity totaled $1.7 billion and $1.8 billion, of which $989,000 and $814,000 was available at December 31, 2023 and December 31, 2022, respectively. Refer to Note 9 “Commitments and Contingencies” in this Form 10-K for additional information on the Company’s pledged collateral.

Starting in the first quarter of 2023, the Company was eligible to borrow from the Federal Reserve's BTFP, which provides additional contingent liquidity through the pledging of certain qualifying securities. The BTFP is a one-year program ending March 11, 2024, and the Company can borrow any time during the term and can repay the obligation at any time without penalty. As of December 31, 2023, liquidity of $522.9 million was available based on the par-value of qualifying securities from BTFP. The Company had not utilized the BTFP facility as of December 31, 2023.

Long-term Borrowings

In connection with several previous bank acquisitions, the Company issued $58.5 million and acquired $92.0 million of trust preferred capital notes. The remaining fair value discount on all acquired trust preferred capital notes was $11.7 million and $12.5 million at December 31, 2023 and 2022, respectively.

Total long-term borrowings consist of the following as of December 31, 2023 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR (1)	Rate (2)	Maturity	Investment (3)
Trust Preferred Capital Securities
Trust Preferred Capital Note - Statutory Trust I	$22,500	2.75%	8.34%	6/17/2034	$696
Trust Preferred Capital Note - Statutory Trust II	36,000	1.40%	6.99%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	8.32%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	8.69%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	8.69%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	8.24%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	7.09%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	7.14%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	8.44%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt (4)
2031 Subordinated Debt	250,000	—%	2.875%	12/15/2031
Total Subordinated Debt (5)	$250,000
Fair Value Discount (6)	(14,134)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$391,025

(1) As part of the adoption of ASC 848, the index changed from the 3-month LIBOR to the 3-month CME SOFR + 0.262% in the third quarter of 2023. For more information on ASC 848, refer to Note 1 “Summary of Significant Accounting Policies” in this Form 10-K.

(2) Rate as of December 31, 2023. Calculated using non-rounded numbers.

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

(6) Remaining discounts of $11.7 million and $2.5 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

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
Subordinated Debt (3)(4)
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

(6) Remaining discounts of $12.5 million and $2.8 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of December 31, 2023, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
2024	$—	$—	$(1,187)	$(1,187)
2025	—	—	(1,211)	(1,211)
2026	—	—	(1,236)	(1,236)
2027	—	—	(1,263)	(1,263)
2028	—	—	(1,293)	(1,293)
Thereafter	155,159	250,000	(7,944)	397,215
Total long-term borrowings	$155,159	$250,000	$(14,134)	$391,025

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

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it was considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies. In March 2023, the CFPB commenced settlement discussions with the Company to resolve the matter, and on December 7, 2023, the Bank entered into a Consent Order with the CFPB to resolve the matter.

As of December 31, 2023, the Company has recorded a probable and estimable liability in connection with this matter.

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and letters of credit. The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold. At December 31, 2023 and 2022, the Company’s reserve for unfunded commitments and indemnification reserve totaled $16.5 million and $14.1 million, respectively. See Note 1 “Summary of Significant Accounting Policies” in this Form 10-K for additional information on the Company’s polices regarding financial instruments with off-balance sheet credit risk.

The following table presents the balances of commitments and contingencies as of December 31, (dollars in thousands):

	2023	2022
Commitments with off-balance sheet risk:
Commitments to extend credit(1)	$5,961,238	$5,418,580
Letters of credit	140,498	156,459
Total commitments with off-balance sheet risk	$6,101,736	$5,575,039

(1) Includes unfunded overdraft protection.

As of December 31, 2023, the Company had approximately $218.5 million in deposits in other financial institutions of which $154.4 million served as collateral for cash flow and loan swap derivatives. As of December 31, 2022, the Company had approximately $273.5 million in deposits in other financial institutions of which $196.2 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $60.8 million and $74.0 million in deposits in other financial institutions that were uninsured at December 31, 2023 and 2022, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate contracts to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. For the over-the-counter derivatives cleared with the central clearinghouses, the variation margin is treated as a settlement of the related derivatives fair values. See Note 10 “Derivatives” in this Form 10-K for additional information.

As part of the Company’s liquidity management strategy, the Company pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged as of December 31, (dollars in thousands):

	Pledged Assets 2023
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$749,398	$621,494	$—	$1,370,892
Repurchase agreements	—	174,075	—	—	174,075
FHLB advances	—	48,718	—	2,960,926	3,009,644
Derivatives	154,382	61,311	—	—	215,693
Fed Funds (3)	—	411,661	17,356	418,468	847,485
Other purposes	—	15,591	—	—	15,591
Total pledged assets	$154,382	$1,460,754	$638,850	$3,379,394	$5,633,380

(1) Balance represents market value.

(2) Balance represents book value.

(3) Includes AFS and HTM securities pledged under the BTFP program

	Pledged Assets 2022
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$713,761	$579,550	$—	$1,293,311
Repurchase agreements	—	159,221	—	—	159,221
FHLB advances	—	36,039	—	2,679,316	2,715,355
Derivatives	196,180	57,114	—	—	253,294
Fed Funds	—	—	—	458,680	458,680
Other purposes	—	27,311	865	—	28,176
Total pledged assets	$196,180	$993,446	$580,415	$3,137,996	$4,908,037

(1) Balance represents market value.

(2) Balance represents book value.

10. DERIVATIVES

The Company has cash flow and fair value hedges that are derivatives designated as accounting hedges. The Company also has derivatives not designated as accounting hedges that include foreign exchange contracts, interest rate contracts, and RPAs. The Company’s mortgage banking derivatives do not have a material impact to the Company and are not included within the derivatives disclosures noted below. See Note 1 “Summary of Significant Accounting Policies” in this Form 10-K for additional information on the Company’s polices regarding derivatives.

The following table summarizes key elements of the Company’s derivative instruments as of December 31, (dollars in thousands):

	2023			2022
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$1,419	$4,359	$900,000	$1,163	$6,599
Fair value hedges:
Loans	78,072	1,633	—	83,576	2,229	—
Securities	50,000	1,329	—	50,000	1,889	2
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	6,595,975	88,646	202,202	5,820,005	75,030	229,401
(1)	Notional amounts are not recorded on the Company’s Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.
(2)	Balances represent fair value of derivative financial instruments.
(3)	The Company’s cleared derivatives are classified as a single-unit of accounting, resulting in the fair value of the designated swap being reduced by the variation margin, which is treated as settlement of the related derivatives fair value for accounting purposes and is reported on a net basis at December 31, 2023 and 2022.
(4)	Includes RPAs.

Foreign Exchange Contracts

At December 31, 2023 and 2022, the Company’s foreign exchange derivative contracts had an aggregate notional amount of $12.7 million and $10.4 million, respectively. Unrealized losses at both December 31, 2023 and 2022 were not significant.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of December 31, (dollars in thousands):

	2023		2022
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$82,203	$(1,323)	$91,388	$(1,889)
Loans	78,072	(9,392)	83,576	(10,832)
(1)	These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship.
(2)	Carrying value represents amortized cost.

11. STOCKHOLDERS’ EQUITY

Share Repurchase Programs

The Company’s share repurchase program activity is dependent on management’s determination of its capital deployment needs, subject to market, economic, and regulatory conditions. Authorized repurchase programs allow the Company to repurchase its common stock through either open market transactions or privately negotiated transactions.

During the year ended December 31, 2023, there were no active share repurchase programs. The Company had a repurchase program authorized on December 10, 2021, that resulted in the Company repurchasing an aggregate of 1.3 million shares or $48.2 million of the Company’s common stock before it expired on December 9, 2022. In addition, the Company had a share repurchase program authorized on May 4, 2021, that was fully utilized by September 30, 2021, resulting in the Company repurchasing 3.4 million shares or $125.0 million of the Company’s common stock.

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

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the year ended December 31, 2023 is summarized as follows, net of tax (dollars in thousands):

		Unrealized
		Gains
		(Losses) for
	Unrealized	AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred	Value of Cash	(Losses)
	Securities	to HTM	Flow Hedges	on BOLI	Total
AOCI (loss) - December 31, 2022	$(363,919)	$17	$(54,610)	$226	$(418,286)
Other comprehensive (loss) income:
Other comprehensive income before reclassification	29,006	—	12,445	10	41,461
Amounts reclassified from AOCI into earnings	32,381	(11)	—	1,106	33,476
Net current period other comprehensive income (loss)	61,387	(11)	12,445	1,116	74,937
AOCI (loss) - December 31, 2023	$(302,532)	$6	$(42,165)	$1,342	$(343,349)

The change in AOCI for the year ended December 31, 2022 is summarized as follows, net of tax (dollars in thousands):

		Unrealized
		Gains
		(Losses) for
	Unrealized	AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred	Value of Cash	(Losses) on
	Securities	to HTM	Flow Hedges	BOLI	Total
AOCI - December 31, 2021	$22,763	$35	$(1,567)	$(2,596)	$18,635
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassification	(386,684)	—	(53,043)	2,205	(437,522)
Amounts reclassified from AOCI into earnings	2	(18)	—	617	601
Net current period other comprehensive (loss) income	(386,682)	(18)	(53,043)	2,822	(436,921)
AOCI (loss) - December 31, 2022	$(363,919)	$17	$(54,610)	$226	$(418,286)

The change in AOCI for the year ended December 31, 2021 is summarized as follows, net of tax (dollars in thousands):

		Unrealized
		Gains
		(Losses) for
	Unrealized	AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred	Value of Cash	(Losses)
	Securities	to HTM	Flow Hedges	on BOLI	Total
AOCI - December 31, 2020	$74,161	$55	$—	$(3,201)	$71,015
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(51,329)	—	(1,520)	—	(52,849)
Amounts reclassified from AOCI into earnings	(69)	(20)	(47)	605	469
Net current period other comprehensive (loss) income	(51,398)	(20)	(1,567)	605	(52,380)
AOCI (loss) - December 31, 2021	$22,763	$35	$(1,567)	$(2,596)	$18,635

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

As of December 31, 2023 and 2022, the most recent notification from the FRB categorized the Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

On August 26, 2020, the federal bank regulatory agencies adopted a final rule that allowed the Company to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “Capital Resources” of this Form 10-K for additional information regarding the impact of this final rule on the Company’s regulatory capital.

The Company and the Bank’s capital amounts and ratios are also presented in the following table as of December 31, (dollars in thousands):

					Required in Order to Be
			Required for Capital		Well Capitalized Under
	Actual		Adequacy Purposes (1)		PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2023
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$1,790,183	9.84%	$818,681	4.50%	NA	NA
Atlantic Union Bank	2,256,291	12.48%	813,566	4.50%	1,175,152	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	1,956,539	10.76%	1,091,007	6.00%	NA	NA
Atlantic Union Bank	2,256,291	12.48%	1,084,755	6.00%	1,446,340	8.00%
Total capital to risk weighted assets:
Consolidated	2,464,817	13.55%	1,455,243	8.00%	NA	NA
Atlantic Union Bank	2,378,204	13.15%	1,446,816	8.00%	1,808,520	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	1,956,539	9.63%	812,685	4.00%	NA	NA
Atlantic Union Bank	2,256,291	11.16%	808,706	4.00%	1,010,883	5.00%

2022
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$1,684,088	9.95%	$761,648	4.50%	NA	NA
Atlantic Union Bank	2,154,594	12.81%	756,883	4.50%	1,093,276	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	1,850,444	10.93%	1,014,869	6.00%	NA	NA
Atlantic Union Bank	2,154,594	12.81%	1,009,178	6.00%	1,345,570	8.00%
Total capital to risk weighted assets:
Consolidated	2,319,160	13.70%	1,354,254	8.00%	NA	NA
Atlantic Union Bank	2,238,106	13.30%	1,346,229	8.00%	1,682,786	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	1,850,444	9.42%	785,751	4.00%	NA	NA
Atlantic Union Bank	2,154,594	11.02%	782,067	4.00%	977,583	5.00%

(1) Amounts and ratios shown do not include the impact of a capital conservation buffer of 2.50%.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements. Refer to Note 1 “Summary of Significant Accounting Policies” in this Form 10-K for additional information on the valuation techniques used by the Company.

●	AFS Securities: AFS securities are recorded at fair value on a recurring basis.

The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio. No material differences were identified during the valuation for the years ended December 31, 2023 and 2022.

The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the table below.

●	Loans Held for Sale: Residential loans originated for sale in the open market are carried at fair value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

●	Derivative Instruments: As discussed in Note 1 “Summary of Significant Accounting Policies” in this Form 10-K, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to borrower’s performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of MBS by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or be funded. No significant differences were identified during the valuation as of December 31, 2023 and December 31, 2022. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, (dollars in thousands):

	2023 Fair Value Measurements using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$61,311	$2,045	$—	$63,356
Obligations of states and political subdivisions	—	475,447	—	475,447
Corporate and other bonds(1)	—	241,889	—	241,889
MBS	—	1,448,817	—	1,448,817
Other securities	—	1,752	—	1,752
LHFS	—	6,710	—	6,710
Financial Derivatives(2)	—	93,027	—	93,027

LIABILITIES
Financial Derivatives(2)	$—	$206,561	$—	$206,561

(1) Other bonds include asset-backed securities.

(2) Includes hedged and non-hedged derivatives.

	2022 Fair Value Measurements using
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

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. Refer to Note 1 “Summary of Significant Accounting Policies” in this Form 10-K for additional information on the valuation techniques used by the Company to measure the fair value.

●	Cash and Cash Equivalents: The carrying amount is a reasonable estimate of fair value.
●	HTM Securities: The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2; however, there are a few investments that are considered to be Level 3. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio. No material differences were identified during the valuation for the years ended December 31, 2023 and 2022.
●	Loans and Leases: The fair value of loans and leases were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans and leases. The fair value of performing loans and leases were estimated through use of discounted cash flows. Credit loss assumptions were based on market probability of default/loss given default for loan and lease cohorts. The discount rate was based primarily on recent market origination rates. Fair value of loans and leases individually assessed and their respective levels within the fair value hierarchy are described in the previous section related to fair value measurements of assets that are measured on a nonrecurring basis.
●	Accrued Interest: The carrying amounts of accrued interest approximate fair value.
●	Bank Owned Life Insurance: The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.
●	Deposits: The fair value of demand deposits, savings accounts, brokered deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
●	Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and any other short-term borrowings approximate their fair values. The fair values of the Company’s long-term borrowings, including trust preferred securities are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, are as follows (dollars in thousands):

	2023 Fair Value Measurements using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$378,131	$378,131	$—	$—	$378,131
AFS securities	2,231,261	61,311	2,169,950	—	2,231,261
HTM securities	837,378	—	806,834	1,240	808,074
Restricted stock	115,472	—	115,472	—	115,472
LHFS	6,710	—	6,710	—	6,710
LHFI, net of deferred fees and costs	15,635,043	—	—	15,148,256	15,148,256
Financial Derivatives(1)	93,027	—	93,027	—	93,027
Accrued interest receivable	91,370	—	91,370	—	91,370
BOLI	452,565	—	452,565	—	452,565

LIABILITIES
Deposits	$16,818,129	$—	$16,799,791	$—	$16,799,791
Borrowings	1,311,858	—	1,154,694	—	1,154,694
Accrued interest payable	20,528	—	20,528	—	20,528
Financial Derivatives(1)	206,561	—	206,561	—	206,561

(1) Includes hedged and non-hedged derivatives.

	2022 Fair Value Measurements using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$319,948	$319,948	$—	$—	$319,948
AFS securities	2,741,816	56,606	2,685,210	—	2,741,816
HTM securities	847,732	—	798,778	3,109	801,887
Restricted stock	120,213	—	120,213	—	120,213
LHFS	3,936	—	3,936	—	3,936
LHFI, net of deferred fees and costs	14,449,142	—	—	13,974,926	13,974,926
Financial Derivatives(1)	80,310	—	80,310	—	80,310
Accrued interest receivable	81,953	—	81,953	—	81,953
BOLI	440,656	—	440,656	—	440,656

LIABILITIES
Deposits	$15,931,677	$—	$15,927,361	$—	$15,927,361
Borrowings	1,708,700	—	1,645,095	—	1,645,095
Accrued interest payable	5,268	—	5,268	—	5,268
Financial Derivatives(1)	236,000	—	236,000	—	236,000

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

14. EMPLOYEE BENEFITS AND STOCK BASED COMPENSATION

The Company has a 401(k) Plan designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, that allows employees to defer a portion of their salary compensation as savings for retirement. The 401(k) Plan provides for the Company to match employee contributions based on each employee’s elected contribution percentage. For each employee’s 1% through 3% dollar contributions, the Company will match 100% of such dollar contributions, and for each employee’s 4% through 5% dollar contributions, the Company will match 50% of such dollar contributions. All employees are eligible to participate in the 401(k) Plan after meeting minimum age and service requirements. The Company historically maintained a separate Employee Stock Ownership Plan (“ESOP”), but effective as of January 1, 2023 this plan was merged into the 401(k) Plan as a separate source for Company contributions. All employees of the Company meeting minimum age and service requirements are eligible to receive an allocation into the ESOP source within the 401(k) Plan. The Company makes discretionary profit-sharing contributions into the 401(k) Plan (including the ESOP source), and other cash bonus payments. Company discretionary contributions to both the 401(k) Plan and the ESOP source within the 401(k) Plan are allocated to participant accounts in proportion to each participant’s compensation and vest according to the respective vesting schedule for each source of contributions into the 401(k) Plan. Employee contributions to the ESOP source are not allowed.

The following 401(k) Plan match and other discretionary contributions were made to the Company’s employees, in accordance with the descriptions above for the years ended December 31, (dollars in thousands):

	2023	2022	2021
401(k) Plan Company Match	$7,091	$7,037	$6,515
401(k) Plan ESOP Source Contribution	804	750	750
Cash	696	667	674
Total	$8,591	$8,454	$7,939

The Company maintains certain deferred compensation arrangements with employees and certain current and former members of the Board of Directors. Under these deferred compensation plans, the Company had an obligation of $16.4 million at December 31, 2023 and $14.9 million at December 31, 2022. The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations. At December 31, 2023 and 2022, the Company also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $12.3 million and $13.3 million, respectively.

The Atlantic Union Bankshares Corporation Stock and Incentive Plan, as amended and restated, became effective on May 4, 2021 (the “Plan”), and authorizes the Company to issue up to 4,000,000 shares of its common stock. No awards may be granted under the Plan after May 3, 2031. As of December 31, 2023, there were 1,204,260 shares available for future issuance under the Plan. The Plan was originally adopted by the Board on November 2, 2010, and became effective on January 1, 2011, following shareholder approval, and was later amended and restated by the Board on January 29, 2015, which amendment and restated became effective on April 21, 2015, following shareholder approval.

The Plan authorizes the granting of stock-based awards to key employees and non-employee directors of the Company and its subsidiaries in the form of: (i) stock options; (ii) RSAs, (iii) restricted stock units, (iv) stock awards; (v) PSUs; and (vi) performance cash awards. The Company issues new shares to satisfy stock-based awards. For option awards, the option price cannot be less than the fair market value of the stock on the grant date. Stock option awards have a maximum term of ten years from the date of grant, and generally become exercisable over a five year period beginning on the first anniversary of the date of grant. The Company does not grant any stock options; however, the Company acquired some additional stock options with prior acquisitions, most recently the acquisition of Access that had a maximum term of five years from the date of grant, and generally became exercisable over a four year period beginning on the first anniversary of the date of grant. RSAs and PSUs typically have vesting schedules over a three-year period and the expense is recognized over the vesting period.

The Company recognized stock-based compensation expense, which is included in “Salaries and benefits” expense on the Company’s Consolidated Statements of Income as follows for the years ended December 31, (dollars in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense	$11,101	$10,609	$10,091
Reduction of income tax expense	2,331	2,228	2,119
Per share compensation cost	$0.12	$0.11	$0.10

Stock Options

The following table summarizes the stock option activity during the year ended December 31, 2023:

			Weighted
		Weighted	Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(shares)	Price	Life	Value
Outstanding as of December 31, 2022	83,367	$36.32	0.57	$105,665
Granted	—	—
Exercised	(23,796)	32.67
Forfeited	—	—
Expired	(48,578)	39.13
Outstanding as of December 31, 2023	10,993	31.83	0.06	51,777
Exercisable as of December 31, 2023	10,993	31.83	0.06	51,777

During the year ended December 31, 2023, there were 23,796 stock options exercised with a total intrinsic value (the amount by which the stock price exceeded the exercise price) and fair value of approximately $87,000 and $864,500, respectively. Cash received from the exercise of stock options for the year ended December 31, 2023 was approximately $777,500, and the tax benefit realized from tax deductions associated with options exercised during the year was approximately $9,000. The total intrinsic value of all stock options outstanding was $52,000 as of December 31, 2023.

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

The following table summarizes the restricted stock activity for the year ended December 31, 2023:

		Weighted
	Number of	Average
	Shares of	Grant-Date Fair
	RSAs	Value
Unvested as of December 31, 2022	372,106	$37.63
Granted	349,224	36.11
Net settle for taxes	(59,264)	37.25
Vested	(154,741)	36.20
Forfeited	(30,695)	37.68
Unvested as of December 31, 2023	476,630	37.03

Performance Stock

The Plan permits the granting of PSUs. PSUs are granted to certain employees at no cost to the recipient and are subject to vesting based on achieving certain performance metrics. Outstanding PSUs may be paid in cash or shares of common stock or a combination thereof. Holders of PSUs have no right to vote the shares represented by the units until vested. In 2023, there were two performance measures underlying the PSUs awarded, each weighted at 50%, as follows: (1) relative total shareholder return compared to the other companies comprising the KBW NASDAQ Regional Banking Index, which is a market-based condition; and (2) relative return on average tangible common equity, which is a performance-based condition.

	Number of	Weighted Average
	Shares of	Grant-
	PSUs	Date Fair Value
Unvested as of December 31, 2022	230,441	$35.86
Granted	91,152	36.82
Net settle for taxes	(9,088)	32.50
Vested	(27,644)	32.50
Forfeited	(55,599)	33.73
Unvested as of December 31, 2023(1)	229,262	37.29

(1) The number of PSUs with a performance-based condition is presented based on achieving the performance measure at the target level of performance.

During the year ended December 31, 2023, the fair value of PSUs with a performance-based condition was equal to the closing sale price of the Company’s common stock on the grant date. During the years ended December 31, 2023, 2022 and 2021, the fair value of PSUs with a market-based condition was estimated using the Monte Carlo simulation lattice model that uses the assumptions noted in the following table as of December 31,:

	2023	2022	2021
Dividend yield(1)	3.19%	3.95%	2.66%
Expected life in years(2)	2.85	2.25	2.85
Expected volatility(3)	40.39%	36.32%	45.75%
Risk-free interest rate(4)	4.39%	4.18%	0.20%

(1) Calculated as the ratio of the current dividend paid per the stock price on the date of grant.

(2) Represents the remaining performance period as of the grant date.

(3) Based on the historical volatility for the period commensurate with the expected life of the PSUs.

(4) Based upon the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the grant date.

The estimated unamortized compensation expense, net of estimated forfeitures, related to, restricted stock, performance stock and stock options issued and outstanding as of December 31, 2023 that will be recognized in future periods is as follows (dollars in thousands):

	Restricted	Performance	Stock
	Stock	Stock	Options	Total
2024	$6,911	$2,094	$—	$9,005
2025	4,031	1,110	—	5,141
2026	626	—	—	626
2027	32	—	—	32
Total	$11,600	$3,204	$—	$14,804

15. INCOME TAXES

The Company files income tax returns in the U.S., the Commonwealth of Virginia, and other states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2020.

Significant components of the Company’s net deferred tax assets and liabilities consist of the following as of December 31, (dollars in thousands):

	2023	2022
Deferred tax assets:
AFS securities	$81,507	$96,732
ACL	32,505	27,260
NOL carryforwards	28,113	38,932
Lease liabilities	18,283	11,982
Cash flow hedges	11,422	14,517
Employee compensation and benefit plans	8,935	5,739
Other	10,695	9,361
Total deferred tax assets	191,460	204,523
Deferred tax liabilities:
Premises and equipment	59,561	59,173
Lease ROU asset	16,427	8,846
Intangibles	6,037	7,778
Other	4,751	4,561
Total deferred tax liabilities	86,776	80,358
Net deferred tax assets	$104,684	$124,165

In assessing the ability to realize deferred tax assets, the Company considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies in accordance with ASC 740-10-30, Income Taxes – Initial Measurement. Based on the latest analysis at December 31, 2023, the Company concluded that it is more likely than not that the deferred tax asset will be realizable and no valuation allowance is considered necessary.

The NOL and other carryforwards at December 31, were as follows (dollars in thousands):

		Expiration
	2023	Year
NOL carryforwards – federal (1) (2)	$50,757	2031-2037
NOL carryforwards – federal (1)	19,902	N/A
NOL carryforwards – states	208,427	2028-2038
NOL carryforwards – states	152,304	N/A
Other carryforwards – federal	3,329	2029

N/A – not applicable as the NOL can be carried forward indefinitely

(1) The Company acquired a portion of these carryforwards and will be subject to limitations that could limit the Company’s utilization in future periods.

(2) Included in this balance are recognized built in loss carryforwards that are subject to the same limitations as net operating loss carryforwards.

The Company analyzed the tax positions taken or expected to be taken in its tax returns for the periods ending December 31, 2023, 2022 and 2021, and had no liability related to uncertain tax positions in accordance with applicable ASC 740, Income Taxes.

The components of income tax expense (benefit) for the years ended December 31, were as follows (dollars in thousands):

	2023	2022	2021
Current income tax expense:
Federal	$33,374	$19,285	$10,291
State	2,538	1,104	1,039
Total current income tax expense	35,912	20,389	11,330
Deferred tax expense (benefit):
Federal	3,646	25,145	44,405
State	(1,475)	(90)	(893)
Total deferred income tax expense (1)	2,171	25,055	43,512
Total income tax expense	$38,083	$45,444	$54,842

(1) Does not reflect the deferred tax effects of unrealized gains and losses on AFS securities, unrealized gains and losses for AFS securities transferred to HTM, unrealized gains and losses on BOLI or changes in fair values of cash flow hedges that are included in Accumulated Other Comprehensive (Loss) Income. Refer to Note 11 “Stockholders’ Equity” in this Form 10-K for additional information.

Income tax expense for 2023, 2022, and 2021 varies from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes. A reconciliation between the expected and actual income tax expense, and resulting effective tax rate, is presented in the following table for the years ended December 31, (dollars in thousands):

	2023	2022	2021
Expected federal income tax expense	$50,361	$58,790	$66,939
Increase (decrease) in taxes resulting from:
State income tax expense (benefit), net of federal effect	530	782	(72)
Tax-exempt income, net of expense disallowance	(11,123)	(11,615)	(9,820)
Bank owned life insurance	(2,469)	(2,415)	(2,412)
Other, net	784	(98)	207
Total income tax expense	$38,083	$45,444	$54,842
Effective income tax rate	15.9%	16.2%	17.2%

For the years ended December 31, 2023, 2022, and 2021 investment tax credits totaled approximately $4.8 million, $4.0 million, and $3.6 million, respectively.

16. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

The following table presents basic and diluted EPS calculations for the years ended December 31, (in thousands except per share data):

	2023	2022	2021
Net Income:
Net income	$201,818	$234,510	$263,917
Less: Preferred Stock Dividends	11,868	11,868	11,868
Net income available to common shareholders	$189,950	$222,642	$252,049

Weighted average shares outstanding, basic	74,961	74,949	77,400
Dilutive effect of stock awards	1	4	18
Weighted average shares outstanding, diluted	74,962	74,953	77,418

Earnings per common share, basic	$2.53	$2.97	$3.26
Earnings per common share, diluted	$2.53	$2.97	$3.26

17. SEGMENT REPORTING AND REVENUE

Operating Segments

Prior to the third quarter of 2022, the Company had one reportable operating segment, the Bank; however, in the third quarter of 2022, the Company completed system conversions that allow its chief operating decision makers to evaluate the business, establish the overall business strategy, allocate resources, and assess business performance within two reportable operating segments—Wholesale Banking and Consumer Banking—while corporate functions such as corporate treasury and others are included in Corporate Other. As a result, the Company restated its segment information for the year ended December 31, 2021 under the new basis with two reportable operating segments.

Effective January 1, 2023, the Company made an organizational change to move certain lines of business in the wealth management division that primarily serve Wholesale Banking customers from the Consumer Banking segment to the Wholesale Banking segment. As a result, the Company reallocated $9.6 million of goodwill from the Consumer Banking segment to the Wholesale Banking segment and restated its prior segment information for the year ended December 31, 2022, based on this organizational change. Goodwill was evaluated for impairment prior to and immediately following the organizational change. Refer to Note 5 “Goodwill and Intangible Assets” in this Form 10-K. In addition, the Company restated its prior segment operating results for the years ended December 31, 2022 and 2021, resulting in a reallocation of noninterest income ($12.5 million and $12.3 million, respectively) and noninterest expense ($16.0 million and $14.3 million, respectively) from the Consumer Banking segment to the Wholesale Banking segment.

As of December 31, 2023, the Company’s operating segments include Wholesale Banking, Consumer Banking, and Corporate Other.

Refer to Note 1 “Summary of Significant Accounting Policies” in this Form 10-K for more information on operating segments, segment reporting methodology, and the accounting practices for revenue from contracts with customers.

Segment Results

The following tables present the Company’s operating segment results for the years ended December 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other (1) (2)	Total
2023
Net interest income	$270,985	$253,846	$86,182	$611,013
Provision for credit losses	34,229	(2,616)	5	31,618
Net interest income after provision for credit losses	236,756	256,462	86,177	579,395
Noninterest income	36,791	51,347	2,739	90,877
Noninterest expenses	165,499	227,158	37,714	430,371
Income before income taxes	$108,048	$80,651	$51,202	$239,901
2022 (3)
Net interest income	$301,803	$222,787	$59,671	$584,261
Provision for credit losses	11,758	7,231	39	19,028
Net interest income after provision for credit losses	290,045	215,556	59,632	565,233
Noninterest income	36,557	56,899	25,067	118,523
Noninterest expenses	159,033	218,939	25,830	403,802
Income before income taxes	$167,569	$53,516	$58,869	$279,954
2021 (3)
Net interest income	$300,440	$223,140	$27,680	$551,260
Provision for credit losses	(34,877)	(26,011)	—	(60,888)
Net interest income after provision for credit losses	335,317	249,151	27,680	612,148
Noninterest income	26,263	72,747	26,796	125,806
Noninterest expenses	144,482	220,357	54,356	419,195
Income before income taxes	$217,098	$101,541	$120	$318,759

(1) For the years ended December 31, 2021 and 2022, noninterest expenses include $17.4 million and $5.5 million, respectively, in strategic branch closing and facility consolidation costs.

(2) For the year ended December 31, 2023, noninterest expenses include $12.6 million ($9.8 million included within other expenses and $2.8 million included within salaries and benefits), in expenses associated with strategic cost saving initiatives, principally composed of severance costs related to headcount reductions, costs related to modifying certain third-party vendor contracts, and charges for exiting certain leases.

(3) As discussed above, the segment operating results for the years ended December 31, 2022 and 2021 include a reallocation from Consumer Banking to Wholesale Banking.

The following table presents the Company’s operating segment results for key balance sheet metrics as of December 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
2023
LHFI, net of deferred fees and costs (1)	$12,688,833	$2,958,811	$(12,601)	$15,635,043
Goodwill	639,180	286,031	—	925,211
Deposits	6,403,432	9,816,562	598,135	16,818,129
2022
LHFI, net of deferred fees and costs (1)(2)	$11,476,258	$2,990,017	$(17,133)	$14,449,142
Goodwill(3)	639,180	286,031	—	925,211
Deposits(4)	6,128,729	9,724,598	78,350	15,931,677

(1) Corporate Other includes acquisition accounting fair value adjustments

(2) Wholesale Banking includes a $136.6 million reallocation from Consumer Banking due to the January 1, 2023 organizational change discussed above.

(3) Wholesale Banking includes a $9.6 million reallocation from Consumer Banking due to the January 1, 2023 organizational change discussed above.

(4) Wholesale Banking includes a $258.7 million reallocation from Consumer Banking due to the January 1, 2023 organizational change discussed above.

Revenue

Noninterest income disaggregated by major source for the years ended December 31, consisted of the following (dollars in thousands):

	2023	2022	2021
Noninterest income:
Service charges on deposit accounts (1):
Overdraft fees	$20,045	$18,749	$17,126
Maintenance fees & other	13,195	11,303	9,996
Other service charges, commissions, and fees (1)	7,860	6,765	6,595
Interchange fees (1)	9,678	9,110	8,279
Fiduciary and asset management fees (1):
Trust asset management fees	12,396	12,720	12,571
Registered advisor management fees	—	5,088	9,856
Brokerage management fees	5,299	4,606	5,135
Mortgage banking income	2,743	7,085	21,022
(Loss) gain on sale of securities	(40,989)	(3)	87
Bank owned life insurance income	11,759	11,507	11,488
Loan-related interest rate swap fees	10,037	12,174	5,620
Other operating income (2)(3)(4)	38,854	19,419	18,031
Total noninterest income	$90,877	$118,523	$125,806

(1) Income within scope of ASC 606, Revenue from Contracts with Customers.

(2) Includes a $5.1 million gain on sale of Visa, Inc. Class B common stock for the year ended December 31, 2021.

(3) Includes a $9.1 million gain related to the sale of DHFB for the year ended December 31, 2022.

(4) Includes a $29.6 million gain related to the sale-leaseback transactions for the year ended December 31, 2023.

The following tables present noninterest income disaggregated by reportable operating segment for the years ended December 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other(1)(2)(3)	Total
2023
Noninterest income:
Service charges on deposit accounts	$8,562	$24,678	$—	$33,240
Other service charges and fees	1,654	6,206	—	7,860
Fiduciary and asset management fees	12,117	5,578	—	17,695
Mortgage banking income	—	2,743	—	2,743
Other income	14,458	12,142	2,739	29,339
Total noninterest income	$36,791	$51,347	$2,739	$90,877
2022 (4)
Noninterest income:
Service charges on deposit accounts	$6,814	$23,238	$—	$30,052
Other service charges and fees	1,769	4,996	—	6,765
Fiduciary and asset management fees	12,424	9,990	—	22,414
Mortgage banking income	—	7,085	—	7,085
Other income	15,550	11,590	25,067	52,207
Total noninterest income	$36,557	$56,899	$25,067	$118,523
2021 (4)
Noninterest income:
Service charges on deposit accounts	$6,009	$21,113	$—	$27,122
Other service charges and fees	1,684	4,911	—	6,595
Fiduciary and asset management fees	12,280	15,282	—	27,562
Mortgage banking income	—	21,022	—	21,022
Other income	6,290	10,419	26,796	43,505
Total noninterest income	$26,263	$72,747	$26,796	$125,806

(1) For the year ended December 31, 2021, other income primarily includes a $5.1 million gain on the sale of Visa Inc. Class B common stock, income from BOLI, and equity method investment income.

(2) For the year ended December 31, 2022, other income primarily includes a $9.1 million gain related to the sale of DHFB, income from BOLI, and equity method investment income.

(3) For the year ended December 31, 2023, other income primarily includes a $29.6 million gain related to the sale-leaseback transactions, a $41.0 million loss incurred on the sale of AFS securities, and income from BOLI.

(4) As discussed above, noninterest income for the years ended December 31, 2022 and 2021 includes a reallocation from Consumer Banking to Wholesale Banking.

18. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may have loans issued to its executive officers, directors, and principal shareholders. Pursuant to its policy, such loans are made in the ordinary course of business and do not involve more than the normal risk of collectability.

19. PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by Atlantic Union Bankshares Corporation (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2023, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Parent Company without prior regulatory approval totaled approximately $533.8 million or 20.9% of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
ASSETS
Cash	$32,336	$17,472
Other assets	30,344	41,942
Investment in subsidiaries	2,927,459	2,748,863
Total assets	$2,990,139	$2,808,277
LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term borrowings	$247,516	$247,205
Trust preferred capital notes	143,509	142,658
Other liabilities	42,787	45,677
Total liabilities	433,812	435,540
Total stockholders' equity	2,556,327	2,372,737
Total liabilities and stockholders' equity	$2,990,139	$2,808,277

PARENT COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2023, 2022, and 2021

(Dollars in thousands)

	2023	2022	2021
Income:
Dividends received from subsidiaries	$122,000	$102,215	$119,500
Other operating income	(1,136)	(286)	3,770
Total income	120,864	101,929	123,270
Expenses:
Interest expense	19,511	14,477	13,210
Other operating expenses	12,479	9,819	17,471
Total expenses	31,990	24,296	30,681
Income before income taxes and equity in undistributed net income from subsidiaries	88,874	77,633	92,589
Income tax benefit	(9,210)	(10,892)	(12,626)
Equity in undistributed net income from subsidiaries	103,734	145,985	158,702
Net income	$201,818	$234,510	$263,917
Comprehensive income (loss)	$276,755	$(202,411)	$211,537

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023, 2022, and 2021

(Dollars in thousands)

	2023	2022	2021
Operating activities:
Net income	$201,818	$234,510	$263,917
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(103,734)	(145,985)	(158,702)
Non-cash dividend	—	(27,215)	—
Depreciation of premises and equipment	—	—	414
Write-down of corporate facilities	—	—	7,429
Acquisition accounting amortization, net	851	829	806
Issuance of common stock for services	735	819	567
Net decrease (increase) in other assets	3,256	(9,663)	(10,726)
Net increase in other liabilities	24,302	11,370	12,944
Net cash provided by operating activities	127,228	64,665	116,649
Investing activities:
Proceeds from sale of former bank premises	—	2,524	—
Increase in equity method investments	(7,363)	(8,830)	(4,188)
Net cash used in investing activities	(7,363)	(6,306)	(4,188)
Financing activities:
Repayments of long-term borrowings	—	—	(150,000)
Net proceeds from issuance of long-term borrowings	—	—	246,869
Cash dividends paid - common stock	(91,417)	(86,899)	(84,307)
Cash dividends paid - preferred stock	(11,868)	(11,868)	(11,868)
Repurchase of common stock	—	(48,231)	(125,000)
Issuance of common stock	778	3,875	3,141
Vesting of restricted stock, net of shares held for taxes	(2,494)	(3,228)	(2,580)
Net cash used in financing activities	(105,001)	(146,351)	(123,745)
Increase (decrease) in cash and cash equivalents	14,864	(87,992)	(11,284)
Cash, cash equivalents and restricted cash at beginning of the period	17,472	105,464	116,748
Cash, cash equivalents and restricted cash at end of the period	$32,336	$17,472	$105,464

20. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through February 22, 2024, the date the financial statements were issued.

On January 26, 2024, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on March 1, 2024 to preferred shareholders of record as of February 15, 2024.

The Company’s Board of Directors also declared a quarterly dividend of $0.32 per share of common stock. The common stock dividend is payable on February 23, 2024 to common shareholders of record as of February 9, 2024.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective on December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Form 10-K. Ernst & Young’s attestation report on the Company’s internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Other Information

Given the timing of the following events, the following information is included in this Annual Report pursuant to Item 5.02 of Form 8-K, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers” in lieu of filing a Form 8-K.

Director Not Standing for Re-election. On February 20, 2024, Thomas P. Rohman notified the Boards of Directors of the Company and the Bank that he will not stand for re-election, and he will retire as a director at our 2024 annual meeting of shareholders. Mr. Rohman’s decision not to stand for re-election does not relate to any disagreement on matters relating to our operations, policies or practices or any other matter.

2023 Discretionary Bonus Awards. As discussed in our proxy statement for our 2023 annual meeting of shareholders, as part of our executive compensation program, we provide annual cash incentive awards under our Management Incentive Plan (the “MIP”). Consistent with our general practice, in February 2023, the Compensation Committee of the Company’s Board of Directors reviewed and approved the specific corporate performance metrics applicable to the 2023 cash incentive awards under the MIP—net operating income, operating return on assets, operating return on tangible common equity and operating efficiency ratio. This process occurred, and corporate performance measures were established, before the banking industry experienced the unforeseen turmoil triggered by three high-profile bank failures in early 2023, which, together with rising interest rates, resulted in dramatic shifts in deposit mix and increased funding costs that led to margin compression and lower net interest income levels across the industry. Under the MIP, each executive officer has a portion of their cash incentive award opportunity tied to the corporate performance measures listed above based on weights established by the Compensation Committee. For each of the corporate performance measures, the Compensation Committee approved threshold, target, and superior payout opportunities, none of which measures were achieved based on the levels set in early 2023. The Compensation Committee established corporate performance award opportunities under the MIP for John C. Asbury, our President and Chief Executive Officer, Robert M. Gorman, our Chief Financial Officer, Maria Tedesco, Executive Vice President of the Company and President of the Bank, David V. Ring, Executive Vice President of the Company and Wholesale Banking Group Executive of the Bank, and Shawn E. O’Brien, Executive Vice President of the Company and Consumer and Business Banking Group Executive of the Bank, each of whom were named executive officers in our proxy statement for our 2023 annual meeting of shareholders (the “Prior NEOs”), and for Matthew L. Linderman, Executive Vice President of the Company and Chief Information Officer of the Bank, who will be a named executive officer in our proxy statement for our 2024 annual meeting of shareholders (Mr. Linderman, together with our Prior NEOs, are referred to as our “NEOs”). Under the MIP, the Compensation Committee retains the right to exercise discretion in determining the final amount of the 2023 cash incentive awards regardless of performance against the relevant performance metrics.

On February 22, 2024, our Board of Directors, based on the recommendation of our Compensation Committee and other factors, determined to pay a discretionary cash bonus equal to what would have been paid if we had achieved target performance on each corporate performance measure under the MIP. In making this determination and in making its recommendation, the Board and Compensation Committee, respectively, considered a variety of factors, including, among others, that the corporate performance measures were set before the banking industry experienced the unforeseen turmoil discussed above, the series of proactive actions taken by our management team in managing and responding timely and successfully to the challenges faced by us and the banking industry in 2023, our financial performance on both an absolute basis and relative to our compensation peer group, and our overall compensation philosophy that, in part, seeks to attract and retain high level executive talent and to drive performance. As a result, the Board approved the following discretionary bonus payments for 2023 to our NEOs in the following amounts: Mr. Asbury—$720,000; Mr. Gorman—$272,037; Ms. Tedesco—$378,415; Mr. Ring—$140,634; Mr. O’Brien—$91,834; and Mr. Linderman—$155,100.

Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We incorporate by reference the information required by Item 10 that is contained in our definitive proxy statement for our 2024 annual meeting of shareholders, to be filed within 120 days after December 31, 2023 (the “Proxy Statement”) under the captions:

●	“Proposal 1 - Election of Directors—Biographical Information of Our Director Nominees”;
●	“Executive Officers”;
●	“Delinquent Section 16(a) Reports”;
●	“Corporate Governance—Code of Business Conduct and Ethics”;
●	“Director Candidates Recommended by Shareholders”; and
●	“Corporate Governance—Board Committees and Membership.”

ITEM 11. EXECUTIVE COMPENSATION.

We incorporate by reference the information required by Item 11 that is contained in our Proxy Statement under the captions:

●	“Director Compensation”;
●	“Compensation Discussion and Analysis”;
●	“Executive Compensation”;
●	“Report of the Compensation Committee”;
●	“CEO Compensation Pay Ratio”; and
●	“Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes information relating to our equity compensation plans, pursuant to which securities are authorized for issuance, as of December 31, 2023:

	Number of		Number of securities
	securities to be	Weighted-average	remaining
	issued upon	exercise price of	available for future
	exercise of	outstanding	issuance
	outstanding options,	options,	under equity compensation
	warrants and	warrants and	plans (excluding securities
	rights	rights	reflected in column (A))
Plan Category	(A)(1)	(B)	(C)
Equity compensation plans approved by security holders	—	$—	1,204,260
Total	—	$—	1,204,260

(1) The number in column (A) does not include (i) a total of 10,993 shares of common stock that are issuable upon the exercise of stock options assumed in the merger with Access with a weighted average exercise price of $31.83 per share.

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

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Form 10-K:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8 of this Form 10-K:

◾	Reports of Independent Registered Public Accounting Firm (PCAOB ID 42);
◾	Consolidated Balance Sheets - December 31, 2023 and 2022;
◾	Consolidated Statements of Income - Years ended December 31, 2023, 2022, and 2021;
◾	Consolidated Statements of Comprehensive Income (Loss) -Years ended December 31, 2023, 2022, and 2021;
◾	Consolidated Statements of Changes in Stockholder’s Equity - Years ended December 31, 2023, 2022, and 2021;
◾	Consolidated Statements of Cash Flows - Years ended December 31, 2023, 2022, and 2021; and
◾	Notes to Consolidated Financial Statements for the Years ended December 31, 2023, 2022, and 2021.

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description

2.1

Agreement and Plan of Reorganization, dated as of October 4, 2018, as amended on December 7, 2018, by and between Union Bankshares Corporation and Access National Corporation (incorporated by reference to Annex A to Form S-4/A Registration Statement filed on December 10, 2018; SEC file no. 333-228455)

2.2

Agreement and Plan of Merger, dated July 24, 2023, by and between Atlantic Union Bankshares Corporation and American National Bankshares Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 25, 2023)**

3.1

Amended and Restated Articles of Incorporation of Atlantic Union Bankshares Corporation, effective May 7, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 7, 2020)

3.1.1

Articles of Amendment designating the 6.875% Perpetual Non-Cumulative Preferred Stock, Series A, effective June 9, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 9, 2020)

3.2

Amended and Restated Bylaws of Atlantic Union Bankshares Corporation, effective as of December 6, 2023 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on December 8, 2023)

4.1

Subordinated Indenture, dated as of December 5, 2016, between Union Bankshares Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 5, 2016)

4.2

Second Supplemental Indenture, dated as of December 8, 2021, between Atlantic Union Bankshares Corporation and U.S. Bank National Association, as Trustee (including the form of Note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on December 8, 2021)

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

10.1*

Amended and Restated Management Continuity Agreement between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Robert M. Gorman, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed on February 25, 2022)

10.2*

Amended and Restated Employment Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Robert M. Gorman, dated January 14, 2022 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed on February 25, 2022)

10.3*

Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015) (incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement filed on April 23, 2015; SEC file no. 333-203580)

10.3.1*

First Amendment, effective May 20, 2019, to the Atlantic Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015) (incorporated by reference to Exhibit 10.01 to Quarterly Report on Form 10-Q filed on August 6, 2019)

10.4*

Atlantic Union Bankshares Corporation Supplemental Individual Disability Plan, effective October 1, 2019 (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K filed on February 24, 2023)

10.5*

Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K filed on February 25, 2020)

10.5.1*

First Amendment to Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.5.1 to Annual Report on Form 10-K filed on February 25, 2022)

10.5.2*

162(m) Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.5.2 to Annual Report on Form 10-K filed on February 25, 2022)

10.5.3*

Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, effective September 1, 2019 (incorporated by reference to Exhibit 10.6.1 to Annual Report on Form 10-K filed on February 25, 2020)

10.5.4*

Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.6.2 to Annual Report on Form 10-K filed on February 25, 2020)

10.6*

Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed on February 25, 2020)

10.6.1*

First Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.6.1 to Annual Report on Form 10-K filed on February 25, 2022)

10.6.2*

Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, effective September 1, 2019 (incorporated by reference to Exhibit 10.7.1 to Annual Report on Form 10-K filed on February 25, 2020)

10.6.3*

Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.7.2 to Annual Report on Form 10-K filed on February 25, 2020)

10.7*

Amended and Restated Virginia Bankers Association Deferred Compensation Plan for Directors and Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2023 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 4, 2023)

10.7.1*

Adoption Agreement for the Restated Virginia Bankers Association Nonqualified Supplemental Deferred Compensation Plan of Atlantic Union Bankshares Corporation (for Directors and Executives), effective January 1, 2023 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 4, 2023)

10.8*

Atlantic Union Bankshares Corporation Executive Severance Plan (as amended and restated effective November 18, 2021) (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed on February 25, 2022)

10.8.1*	Form of Severance Agreement and Release of Claims (incorporated by reference to Exhibit 10.7.1 to Annual Report on Form 10-K filed on February 24, 2023)

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

10.11*	Schedule of Atlantic Union Bankshares Corporation Non-Employee Director Compensation (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 2, 2023)

10.12*	Management Incentive Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on February 24, 2023)

10.13*	Atlantic Union Bankshares Corporation Executive Stock Ownership Policy, adopted December 10, 2020 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on February 26, 2021)

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

10.19*

Employment Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Maria Tedesco, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 18, 2022)

10.20*

Management Continuity Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Maria Tedesco, dated January 14, 2022 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 18, 2022)

10.21*

Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards with a relative TSR performance measure granted on or after February 24, 2022) (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on February 25, 2022)

10.22*

Form of Time-Based Restricted Stock Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 24, 2022) (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed on February 25, 2022)

10.23*

Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards with a relative core ROATCE performance measure granted on or after February 23, 2023) (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on February 24, 2023)

10.24

Agreement for Purchase and Sale of Real Property, dated September 20, 2023, by and between Atlantic Union Bank and Blue Owl AUB Owner LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2023)**

10.25*	Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards with a relative TSR performance measure granted on or after February 22, 2024)

21.1	Subsidiaries of Atlantic Union Bankshares Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Atlantic Union Bankshares Corporation Incentive Compensation Recovery Policy

101.0

Interactive data files formatted in Inline eXtensible Business Reporting Language - pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) the Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022, and 2021, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021 and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2023, 2022, and 2021.

104.0	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).
*	Indicates management contract.

** Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K, as applicable. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Union Bankshares Corporation

By:	/s/ John C. Asbury	Date: February 22, 2024
John C. Asbury
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2024.

Signature	Title

/s/ John C. Asbury	Director, President, and Chief Executive Officer (principal executive
John C. Asbury	officer)

/s/ Patrick E. Corbin	Director
Patrick E. Corbin

/s/ Rilla S. Delorier	Director
Rilla S. Delorier

/s/ Frank Russell Ellett	Director
Frank Russell Ellett

/s/ Paul Engola	Director
Paul Engola

/s/ Robert M. Gorman	Executive Vice President and Chief Financial Officer (principal financial
Robert M. Gorman	and accounting officer)

/s/ Donald R. Kimble	Director
Donald R. Kimble

/s/ Patrick J. McCann	Vice Chairman of the Board of Directors
Patrick J. McCann

/s/ Michelle A. O’Hara	Director
Michelle A. O’Hara

/s/ Thomas P. Rohman	Director
Thomas P. Rohman

/s/ Linda V. Schreiner	Director
Linda V. Schreiner

/s/ Thomas G. Snead, Jr.	Director
Thomas G. Snead, Jr.

/s/ Ronald L. Tillett	Chairman of the Board of Directors
Ronald L. Tillett

/s/ Keith L. Wampler	Director
Keith L. Wampler

/s/ F. Blair Wimbush	Director
F. Blair Wimbush