Form 10-Q
period 2024-03-31
Atlantic Union Bankshares Corp
filed 2024-05-02
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of April 25, 2024 was 89,766,691.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

In this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “we”, “us”, and “our” refer to Atlantic Union Bankshares Corporation and its direct and indirect subsidiaries, including Atlantic Union Bank.

2023 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2023
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALCO	–	Asset liability management committee
ALLL	–	Allowance for loan and lease losses, a component of ACL
American National	–	American National Bankshares Inc.
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
AUB	–	Atlantic Union Bankshares Corporation
the Bank	–	Atlantic Union Bank
BOLI	–	Bank-owned life insurance
bps	–	Basis points
BTFP	–	Bank Term Funding Program
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
CME SOFR	–	Chicago Mercantile Exchange Secured Overnight Financing Rate
the Company	–	Atlantic Union Bankshares Corporation and its subsidiaries
depositary shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

EPS	–	Earnings per common share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
FHLB	–	Federal Home Loan Bank of Atlanta
FHLMC	–	Federal Home Loan Mortgage Corporation
FNB	–	FNB Corporation
FNMA	–	Federal National Mortgage Association
FOMC	–	Federal Open Market Committee
FRB	–	Federal Reserve Bank of Richmond
FR Y9-C	–	Consolidated financial statements for a U.S. bank holding company, a savings and loan holding company, a U.S. intermediate holding company, and a securities holding company
FTE	–	Fully taxable equivalent
GAAP	–	Accounting principles generally accepted in the United States
GNMA	–	Government National Mortgage Association
HTM	–	Held to maturity
LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
MBS	–	Mortgage-Backed Securities
merger agreement	–	Agreement and Plan of Merger dated July 24, 2023 by and between Atlantic Union Bankshares Corporation and American National Bankshares Inc.
merger	–	Proposed merger of American National Bankshares Inc. with and into Atlantic Union Bankshares Corporation pursuant to the merger agreement
MFC	–	Middleburg Financial Corporation
NPA	–	Nonperforming assets

NYSE	–	New York Stock Exchange
OCI	–	Other comprehensive (loss) income
ROU asset	–	Right of Use Asset
RPAs	–	Risk Participation Agreements
SEC	–	Securities and Exchange Commission
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SOFR	–	Secured Overnight Financing Rate
TLM	–	Troubled loan modification
VFG	–	Virginia Financial Group, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(Dollars in thousands, except share data)

	March 31,	December 31,
	2024	2023
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$168,850	$196,754
Interest-bearing deposits in other banks	225,386	167,601
Federal funds sold	2,434	13,776
Total cash and cash equivalents	396,670	378,131
Securities available for sale, at fair value	2,202,216	2,231,261
Securities held to maturity, at carrying value	828,928	837,378
Restricted stock, at cost	110,272	115,472
Loans held for sale	12,200	6,710
Loans held for investment, net of deferred fees and costs	15,851,628	15,635,043
Less: allowance for loan and lease losses	136,190	132,182
Total loans held for investment, net	15,715,438	15,502,861
Premises and equipment, net	90,126	90,959
Goodwill	925,211	925,211
Amortizable intangibles, net	17,288	19,183
Bank owned life insurance	455,885	452,565
Other assets	623,886	606,466
Total assets	$21,378,120	$21,166,197
LIABILITIES
Noninterest-bearing demand deposits	$3,845,191	$3,963,181
Interest-bearing deposits	13,433,244	12,854,948
Total deposits	17,278,435	16,818,129
Securities sold under agreements to repurchase	66,405	110,833
Other short-term borrowings	600,000	810,000
Long-term borrowings	391,319	391,025
Other liabilities	493,033	479,883
Total liabilities	18,829,192	18,609,870
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	99,399	99,147
Additional paid-in capital	1,782,809	1,782,286
Retained earnings	1,040,845	1,018,070
Accumulated other comprehensive loss	(374,298)	(343,349)
Total stockholders' equity	2,548,928	2,556,327
Total liabilities and stockholders' equity	$21,378,120	$21,166,197

Common shares outstanding	75,381,740	75,023,327
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Interest and dividend income:
Interest and fees on loans	$234,600	$189,992
Interest on deposits in other banks	1,280	1,493
Interest and dividends on securities:
Taxable	18,879	16,753
Nontaxable	8,156	9,308
Total interest and dividend income	262,915	217,546
Interest expense:
Interest on deposits	101,864	51,834
Interest on short-term borrowings	8,161	7,563
Interest on long-term borrowings	5,065	4,706
Total interest expense	115,090	64,103
Net interest income	147,825	153,443
Provision for credit losses	8,239	11,850
Net interest income after provision for credit losses	139,586	141,593
Noninterest income:
Service charges on deposit accounts	8,569	7,902
Other service charges, commissions and fees	1,731	1,746
Interchange fees	2,294	2,325
Fiduciary and asset management fees	4,838	4,262
Mortgage banking income	867	854
Gain (loss) on sale of securities	3	(13,400)
Bank owned life insurance income	3,245	2,828
Loan-related interest rate swap fees	1,216	1,439
Other operating income	2,789	1,672
Total noninterest income	25,552	9,628
Noninterest expenses:
Salaries and benefits	61,882	60,529
Occupancy expenses	6,625	6,356
Furniture and equipment expenses	3,309	3,752
Technology and data processing	8,127	8,142
Professional services	3,081	3,413
Marketing and advertising expense	2,318	2,351
FDIC assessment premiums and other insurance	5,143	3,899
Franchise and other taxes	4,501	4,498
Loan-related expenses	1,323	1,552
Amortization of intangible assets	1,895	2,279
Other expenses	7,069	11,503
Total noninterest expenses	105,273	108,274
Income before income taxes	59,865	42,947
Income tax expense	10,096	7,294
Net Income	$49,769	$35,653
Dividends on preferred stock	2,967	2,967
Net income available to common shareholders	46,802	32,686

Basic earnings per common share	$0.62	$0.44
Diluted earnings per common share	$0.62	$0.44
Dividends declared per common share	$0.32	$0.30
Basic weighted average number of common shares outstanding	75,197,113	74,832,141
Diluted weighted average number of common shares outstanding	75,197,376	74,835,514

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$49,769	$35,653
Other comprehensive (loss) income:
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $2,726 and $3,645 for the three months ended March 31, 2024 and 2023, respectively)	(10,253)	13,714
AFS securities:
Unrealized holding (losses) gains arising during period (net of tax, $5,450 and $8,525 for the three months ended March 31, 2024 and 2023, respectively)	(20,501)	32,068
Reclassification adjustment for (gains) losses included in net income (net of tax, $1 and $2,814 for the three months ended March 31, 2024 and 2023, respectively) (1)	(2)	10,586
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax) (2)	(2)	(3)
Bank owned life insurance:
Unrealized holding (losses) gains arising during the period (net of tax)	(16)	10
Reclassification adjustment for gains included in net income (3)	(175)	(22)
Other comprehensive (loss) income:	(30,949)	56,353
Comprehensive income	$18,820	$92,006

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2023	$99,147	$173	$1,782,286	$1,018,070	$(343,349)	$2,556,327
Net Income				49,769		49,769
Other comprehensive income (net of taxes of $8,182)					(30,949)	(30,949)
Dividends on common stock ($0.32 per share)				(24,027)		(24,027)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (189,503 shares)	252		(2,458)			(2,206)
Stock-based compensation expense			2,981			2,981
Balance - March 31, 2024	$99,399	$173	$1,782,809	$1,040,845	$(374,298)	$2,548,928

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2022	$98,873	$173	$1,772,440	$919,537	$(418,286)	$2,372,737
Net Income				35,653		35,653
Other comprehensive income (net of taxes of $14,983)					56,353	56,353
Dividends on common stock ($0.30 per share)				(22,417)		(22,417)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (149,684 shares)	199		(1,654)			(1,455)
Stock-based compensation expense			2,332			2,332
Balance - March 31, 2023	$99,072	$173	$1,773,118	$929,806	$(361,933)	$2,440,236

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Dollars in thousands)

	2024	2023
Operating activities:
Net income	$49,769	$35,653
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,239	11,850
Depreciation of premises and equipment	2,961	3,427
Amortization, net	6,542	6,417
Amortization related to acquisitions, net	2,869	1,288
(Gains) losses on securities sales, net	(3)	13,400
BOLI income	(3,245)	(2,828)
Writedown of ROU assets, foreclosed properties, and equipment	—	112
Loans held for sale:
Originations and purchases	(41,244)	(286,526)
Proceeds from sales	35,770	283,316
Changes in operating assets and liabilities:
Net (increase) decrease in other assets	(11,368)	18,840
Net increase (decrease) in other liabilities	6,721	(22,441)
Net cash provided by operating activities	57,011	62,508
Investing activities:
Securities available for sale and restricted stock:
Purchases	(115,674)	(45,633)
Proceeds from sales	61,943	558,466
Proceeds from maturities, calls, and paydowns	60,985	47,338
Securities held to maturity:
Purchases	—	(13,826)
Proceeds from maturities, calls, and paydowns	7,374	5,218
Net change in other investments	(6,724)	(2,941)
Net increase in LHFI	(220,677)	(145,260)
Net purchases of premises and equipment	(2,124)	(1,624)
Proceeds from BOLI settlements	—	353
Proceeds from sales of foreclosed properties and former bank premises	—	533
Net cash (used in) provided by investing activities	(214,897)	402,624
Financing activities:
Net increase (decrease) in:
Non-interest-bearing deposits	(117,990)	(305,230)
Interest-bearing deposits	578,294	829,449
Short-term borrowings	(254,428)	(910,077)
Common stock:
Issuance	227	474
Dividends paid	(26,994)	(25,384)
Vesting of restricted stock, net of shares held for taxes	(2,684)	(2,116)
Net cash provided by (used in) financing activities	176,425	(412,884)
Increase in cash and cash equivalents	18,539	52,248
Cash, cash equivalents and restricted cash at beginning of the period	378,131	319,948
Cash, cash equivalents and restricted cash at end of the period	$396,670	$372,196

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Dollars in thousands)

	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$109,148	$58,678

Supplemental schedule of noncash investing and financing activities
Transfer from LHFI to LHFS	—	7,087

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank, which provides banking and related financial products and services to consumers and businesses.

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL and the fair value of financial instruments. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other period.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2023 Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. None of these reclassifications had a material effect on the Company’s financial statements. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2023 Form 10-K for additional information on the Company’s accounting policies. There have not been any significant changes to the Company’s accounting policies from those disclosed in the Company’s 2023 Form 10-K that could have a material effect on the Company’s financial statements.

2. SECURITIES AND OTHER INVESTMENTS

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities for the periods ended are as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2024
U.S. government and agency securities	$62,561	$208	$(33)	$62,736
Obligations of states and political subdivisions	585,749	14	(123,913)	461,850
Corporate and other bonds (1)	267,621	83	(17,440)	250,264
Commercial MBS
Agency	231,296	160	(42,609)	188,847
Non-agency	58,243	—	(1,756)	56,487
Total commercial MBS	289,539	160	(44,365)	245,334
Residential MBS
Agency	1,322,392	350	(220,742)	1,102,000
Non-agency	83,437	213	(5,397)	78,253
Total residential MBS	1,405,829	563	(226,139)	1,180,253
Other securities	1,779	—	—	1,779
Total AFS securities	$2,613,078	$1,028	$(411,890)	$2,202,216

(1) Other bonds include asset-backed securities.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities for the periods ended are as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2023
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

The following table shows the gross unrealized losses and fair value of the Company’s AFS securities with unrealized losses, which are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for the following periods ended (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value(2)	Losses	Value	Losses
March 31, 2024
U.S. government and agency securities	$—	$—	$1,808	$(33)	$1,808	$(33)
Obligations of states and political subdivisions	14,061	(2,301)	443,557	(121,612)	457,618	(123,913)
Corporate and other bonds(1)	78,546	(348)	144,239	(17,092)	222,785	(17,440)
Commercial MBS
Agency	35,287	(548)	140,475	(42,061)	175,762	(42,609)
Non-agency	14,536	(257)	41,951	(1,499)	56,487	(1,756)
Total commercial MBS	49,823	(805)	182,426	(43,560)	232,249	(44,365)
Residential MBS
Agency	43,155	(273)	974,263	(220,469)	1,017,418	(220,742)
Non-agency	16,963	(48)	35,832	(5,349)	52,795	(5,397)
Total residential MBS	60,118	(321)	1,010,095	(225,818)	1,070,213	(226,139)
Total AFS securities	$202,548	$(3,775)	$1,782,125	$(408,115)	$1,984,673	$(411,890)

December 31, 2023
U.S. government and agency securities	$—	$—	$1,980	$(34)	$1,980	$(34)
Obligations of states and political subdivisions	11,758	(2,090)	455,931	(109,361)	467,689	(111,451)
Corporate and other bonds(1)	89,450	(531)	144,155	(19,243)	233,605	(19,774)
Commercial MBS
Agency	35,665	(547)	143,657	(40,634)	179,322	(41,181)
Non-agency	—	—	64,778	(1,965)	64,778	(1,965)
Total commercial MBS	35,665	(547)	208,435	(42,599)	244,100	(43,146)
Residential MBS
Agency	59,707	(491)	1,011,809	(205,144)	1,071,516	(205,635)
Non-agency	9,022	(41)	40,085	(5,786)	49,107	(5,827)
Total residential MBS	68,729	(532)	1,051,894	(210,930)	1,120,623	(211,462)
Total AFS securities	$205,602	$(3,700)	$1,862,395	$(382,167)	$2,067,997	$(385,867)

(1) Other bonds include asset-backed securities.

(2) Comprised of 759 and 757 individual securities as of March 31, 2024 and December 31, 2023, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at March 31, 2024 and December 31, 2023 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s MBS are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating. The Company’s AFS investment portfolio is generally highly-rated or agency backed. At March 31, 2024 and December 31, 2023, all AFS securities were current with no securities past due or on non-accrual and no ACL was held against the Company’s AFS securities portfolio.

The following table presents the amortized cost and estimated fair value of AFS securities as of the periods ended, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$35,082	$34,745	$52,427	$51,936
Due after one year through five years	168,601	167,029	150,271	149,545
Due after five years through ten years	253,073	234,773	282,309	261,720
Due after ten years	2,156,321	1,765,668	2,130,529	1,768,060
Total AFS securities	$2,613,078	$2,202,216	$2,615,536	$2,231,261

Refer to Note 7 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of March 31, 2024 and December 31, 2023.

Accrued interest receivable on AFS securities totaled $9.1 million and $9.5 million at March 31, 2024 and December 31, 2023, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three months ended March 31, 2024 and 2023, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

Held to Maturity

The Company reports HTM securities on the Company’s Consolidated Balance Sheets at carrying value. Carrying value is amortized cost, which includes any unamortized unrealized gains and losses recognized in AOCI prior to reclassifying the securities from AFS securities to HTM securities. The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities for the periods ended are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
March 31, 2024
Obligations of states and political subdivisions	$695,952	$2,851	$(27,308)	$671,495
Corporate and other bonds(1)	4,230	—	(182)	4,048
Commercial MBS
Agency	27,377	—	(5,819)	21,558
Non-agency	23,437	14	(493)	22,958
Total commercial MBS	50,814	14	(6,312)	44,516
Residential MBS
Agency	39,928	—	(6,365)	33,563
Non-agency	38,004	121	(402)	37,723
Total residential MBS	77,932	121	(6,767)	71,286
Total HTM securities	$828,928	$2,986	$(40,569)	$791,345

(1) Other bonds include asset-backed securities.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities for the periods ended are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
December 31, 2023
Obligations of states and political subdivisions	699,189	6,175	(23,464)	681,900
Corporate and other bonds(1)	4,349	—	(100)	4,249
Commercial MBS
Agency	27,477	—	(5,570)	21,907
Non-agency	24,503	37	(449)	24,091
Total commercial MBS	51,980	37	(6,019)	45,998
Residential MBS
Agency	40,562	—	(5,713)	34,849
Non-agency	41,298	122	(342)	41,078
Total residential MBS	81,860	122	(6,055)	75,927
Total HTM securities	$837,378	$6,334	$(35,638)	$808,074

(1) Other bonds include asset-backed securities.

The following table presents the amortized cost of HTM securities as of the periods ended, by security type and credit rating (dollars in thousands):

	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	subdivisions	bonds	securities	securities
March 31, 2024
Credit Rating:
AAA/AA/A	$685,273	$—	$9,186	$694,459
BBB/BB/B	1,160	—	—	1,160
Not Rated – Agency(1)	—	—	67,305	67,305
Not Rated – Non-Agency(2)	9,519	4,230	52,255	66,004
Total	$695,952	$4,230	$128,746	$828,928
December 31, 2023
Credit Rating:
AAA/AA/A	$688,499	$—	$9,720	$698,219
BBB/BB/B	1,166	—	—	1,166
Not Rated – Agency(1)	—	—	68,039	68,039
Not Rated – Non-Agency(2)	9,524	4,349	56,081	69,954
Total	$699,189	$4,349	$133,840	$837,378

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies.

(2) Non-agency mortgage-backed and asset-backed securities have limited credit risk, supported by most receiving a 20% simplified supervisory formula approach rating.

The following table presents the amortized cost and estimated fair value of HTM securities as of the periods ended, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$1,048	$1,042	$3,065	$3,058
Due after one year through five years	31,730	32,080	34,093	34,613
Due after five years through ten years	67,865	66,426	45,919	45,263
Due after ten years	728,285	691,797	754,301	725,140
Total HTM securities	$828,928	$791,345	$837,378	$808,074

Refer to Note 7 Commitments and Contingencies within this Item 1 of this Quarterly Report for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of March 31, 2024 and December 31, 2023.

Accrued interest receivable on HTM securities totaled $6.7 million and $8.4 million at March 31, 2024 and December 31, 2023, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three months ended March 31, 2024 and 2023, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. At March 31, 2024 and December 31, 2023, the Company’s HTM securities were all current, with no securities past due or on non-accrual. The Company’s HTM securities ACL was immaterial at March 31, 2024 and December 31, 2023.

Restricted Stock, at cost

The FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the member’s total assets at March 31, 2024 and December 31, 2023, respectively. The FRB requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. At March 31, 2024 and December 31, 2023, restricted stock consists of FRB stock in the amount of $67.0 million, respectively, and FHLB stock in the amount of $43.2 million and $48.4 million, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three months ended March 31, (dollars in thousands):

	2024	2023
Realized gains (losses)(1):
Gross realized gains	$3	$1,346
Gross realized losses	—	(14,746)
Net realized gains (losses)	$3	$(13,400)

Proceeds from sales of securities	$61,943	$558,466

(1) Includes gains (losses) on sales and calls of securities.

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables exclude LHFS. The Company’s LHFI are stated at their face amount, net of deferred fees and costs, and consisted of the following as of the periods ended (dollars in thousands):

	March 31, 2024	December 31, 2023
Construction and Land Development	$1,246,251	$1,107,850
Commercial Real Estate – Owner Occupied	1,981,613	1,998,787
Commercial Real Estate – Non-Owner Occupied	4,225,018	4,172,401
Multifamily Real Estate	1,074,957	1,061,997
Commercial & Industrial	3,561,971	3,589,347
Residential 1-4 Family – Commercial	515,667	522,580
Residential 1-4 Family – Consumer	1,081,094	1,078,173
Residential 1-4 Family – Revolving	616,951	619,433
Auto	440,118	486,926
Consumer	113,414	120,641
Other Commercial	994,574	876,908
Total LHFI, net of deferred fees and costs(1)	15,851,628	15,635,043
Allowance for loan and lease losses	(136,190)	(132,182)
Total LHFI, net	$15,715,438	$15,502,861

(1) Total loans included unamortized premiums and discounts, and unamortized deferred fees and costs totaling $92.5 million and $79.7 million as of March 31, 2024 and December 31, 2023, respectively.

Accrued interest receivable on LHFI totaled $72.8 million and $72.5 million, respectively, at March 31, 2024 and December 31, 2023. Accrued interest receivable write-offs were not material to the Company’s consolidated financial statements for the three months ended March 31, 2024 and 2023.

The following table shows the aging of the Company’s LHFI portfolio by class at March 31, 2024 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,242,478	$2,163	$1,097	$171	$342	$1,246,251
Commercial Real Estate – Owner Occupied	1,971,428	3,663	—	3,634	2,888	1,981,613
Commercial Real Estate – Non-Owner Occupied	4,210,657	2,271	558	1,197	10,335	4,225,018
Multifamily Real Estate	1,074,813	—	—	144	—	1,074,957
Commercial & Industrial	3,547,743	5,540	348	1,860	6,480	3,561,971
Residential 1-4 Family – Commercial	511,342	1,407	98	1,030	1,790	515,667
Residential 1-4 Family – Consumer	1,062,189	6,070	204	1,641	10,990	1,081,094
Residential 1-4 Family – Revolving	609,076	1,920	1,477	1,343	3,135	616,951
Auto	435,883	3,192	330	284	429	440,118
Consumer	112,658	418	197	141	—	113,414
Other Commercial	986,285	8,187	102	—	—	994,574
Total LHFI, net of deferred fees and costs	$15,764,552	$34,831	$4,411	$11,445	$36,389	$15,851,628
% of total loans	99.45%	0.22%	0.03%	0.07%	0.23%	100.00%

The following table shows the aging of the Company’s LHFI portfolio by class at December 31, 2023 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,107,183	$270	$24	$25	$348	$1,107,850
Commercial Real Estate – Owner Occupied	1,991,632	1,575	—	2,579	3,001	1,998,787
Commercial Real Estate – Non-Owner Occupied	4,156,089	545	184	2,967	12,616	4,172,401
Multifamily Real Estate	1,061,851	—	146	—	—	1,061,997
Commercial & Industrial	3,579,657	4,303	49	782	4,556	3,589,347
Residential 1-4 Family – Commercial	518,150	567	676	1,383	1,804	522,580
Residential 1-4 Family – Consumer	1,053,255	7,546	1,804	4,470	11,098	1,078,173
Residential 1-4 Family – Revolving	611,584	2,238	1,429	1,095	3,087	619,433
Auto	480,557	4,737	872	410	350	486,926
Consumer	119,487	770	232	152	—	120,641
Other Commercial	870,339	6,569	—	—	—	876,908
Total LHFI, net of deferred fees and costs	$15,549,784	$29,120	$5,416	$13,863	$36,860	$15,635,043
% of total loans	99.45%	0.19%	0.03%	0.09%	0.24%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status with no related ALLL, as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2024	2023
Commercial Real Estate – Non-Owner Occupied	$8,003	$4,835
Commercial & Industrial	2,098	—
Total LHFI	$10,101	$4,835

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2024 and 2023. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2023 Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Loan Modifications

See Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2023 Form 10-K for loan modifications to borrowers experiencing financial difficulty and how the Company defines TLMs.

TLMs for the quarter ended March 31, 2024 were not significant at approximately $36,000. The following table presents the amortized cost basis of TLMs for the quarter ended March 31, 2023 (dollars in thousands):

March 31, 2023	Amortized Cost	% of Total Class of Financing Receivable
Term Extension
Construction and Land Development	$1,344	0.11%
Commercial Real Estate – Non-Owner Occupied	18,792	0.47%
Residential 1-4 Family – Consumer	168	0.02%
Total Term Extension	$20,304
Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$237	0.02%
Total Combination - Term Extension and Interest Rate Reduction	$237

Total	$20,541

The following table describes the financial effects of TLMs on a weighted average basis for TLMs within that loan type for the period ended:

Three Months Ended March 31, 2023

Term Extension
Loan Type	Financial Effect
Construction and Land Development	Added a weighted-average 0.5 years to the life of loans.
Commercial Real Estate – Non-Owner Occupied	Added a weighted-average 0.5 years to the life of loans.
Residential 1-4 Family – Consumer	Added a weighted-average 18.2 years to the life of loans.

Combination - Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family – Consumer	Added a weighted-average 20.7 years to the life of loans and changed interest rate from variable to fixed rates, which reduced the weighted average contractual interest rate from 7.5% to7.4%.

There was no material allowance on TLMs for the three months ended March 31, 2024 and 2023.

As of March 31, 2024 and 2023, unfunded commitments on loans modified and designated as TLMs were $1.1 million and $4.4 million, respectively.

The Company considers a default of a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. During the three months ended March 31, 2024, the Company had three TLM loans for $1.0 million that went into default that had been designated as TLMs in the twelve-month period prior to the time of default. During the three months ended March 31, 2023, the Company did not have any significant loans either individually or in the aggregate that went into default that had been modified and designated as TLMs

The Company monitors the performance of TLMs in order to determine the effectiveness of the modifications. As of March 31, 2024, $3.4 million in loans that have been modified and designated as TLMs were past due. As of March 31, 2023, no loans that have been modified and designated as TLMs were past due.

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by loan segment for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2024
	Commercial	Consumer	Total
Balance at beginning of period	$105,896	$26,286	$132,182
Loans charged-off	(4,939)	(955)	(5,894)
Recoveries credited to allowance	533	444	977
Provision charged to operations	9,038	(113)	8,925
Balance at end of period	$110,528	$25,662	$136,190

	Three Months Ended
	March 31, 2023
	Commercial	Consumer	Total
Balance at beginning of period	$82,753	$28,015	$110,768
Loans charged-off	(5,007)	(719)	(5,726)
Recoveries credited to allowance	515	652	1,167
Provision charged to operations	9,825	478	10,303
Balance at end of period	$88,086	$28,426	$116,512

Credit Quality Indicators

Credit quality indicators are used to help estimate the collectability of each loan class within the Commercial and Consumer loan segments. For classes of loans within the Commercial segment, the primary credit quality indicator used for evaluating credit quality and estimating the ALLL is risk rating categories of Pass, Watch, Special Mention, Substandard, and Doubtful. For classes of loans within the Consumer segment, the primary credit quality indicator used for evaluating credit quality and estimating ALLL is delinquency bands of Current, 30-59, 60-89, 90+, and Nonaccrual. While other credit quality indicators are evaluated and analyzed as part of the Company’s credit risk management activities, these indicators are primarily used in estimating the ALLL. The Company evaluates the credit risk of its loan portfolio on at least a quarterly basis.

The Company presents loan and lease portfolio segments and classes by credit quality indicator and vintage year. The Company defines the vintage date for the purpose of this disclosure as the date of the most recent credit decision. Renewals are categorized as new credit decisions and reflect the renewal date as the vintage date, except for renewals of loans modified for borrowers experiencing financial difficulty or TLMs, which are presented in the original vintage.

Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2023 Form 10-K for additional information on the Company’s policies and for further information on the Company’s credit quality indicators.

Commercial Loans

The Company uses a risk rating system as the primary credit quality indicator for classes of loans within the Commercial segment.

See Note 3 “Loans and Allowance For Loan and Lease Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2023 Form 10-K for information on the Company’s risk rating system.

The table below details the amortized cost and gross write-offs of the classes of loans within the Commercial segment by risk level and year of origination for the period presented (dollars in thousands):

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Construction and Land Development
Pass	$57,737	$363,088	$457,043	$160,837	$24,735	$41,955	$78,319	$1,183,714
Watch	—	1,764	3,912	19,419	152	1,065	—	26,312
Special Mention	—	65	1,898	4,375	1,332	3,247	—	10,917
Substandard	—	1,290	1,245	899	20,646	1,228	—	25,308
Total Construction and Land Development	$57,737	$366,207	$464,098	$185,530	$46,865	$47,495	$78,319	$1,246,251
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate – Owner Occupied
Pass	$23,705	$188,641	$252,826	$185,331	$226,092	$973,171	$27,960	$1,877,726
Watch	—	567	645	965	4,454	39,732	169	46,532
Special Mention	—	6,979	1,495	248	448	17,141	1,024	27,335
Substandard	—	166	—	—	2,356	27,498	—	30,020
Total Commercial Real Estate – Owner Occupied	$23,705	$196,353	$254,966	$186,544	$233,350	$1,057,542	$29,153	$1,981,613
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate – Non-Owner Occupied
Pass	$64,412	$425,552	$573,545	$700,044	$321,526	$1,857,649	$38,073	$3,980,801
Watch	—	—	1,506	1,690	—	91,236	—	94,432
Special Mention	7	—	—	901	—	48,543	12,756	62,207
Substandard	—	4,929	—	2,098	14,428	66,123	—	87,578
Total Commercial Real Estate – Non-Owner Occupied	$64,419	$430,481	$575,051	$704,733	$335,954	$2,063,551	$50,829	$4,225,018
Current period gross write-off	$—	$—	$—	$—	$(3,386)	$—	$—	$(3,386)

Commercial & Industrial
Pass	$266,562	$864,933	$573,762	$357,991	$152,907	$268,730	$878,394	$3,363,279
Watch	—	3,261	49,919	1,591	1,910	22,547	26,697	105,925
Special Mention	52	105	23,214	282	336	3,336	21,376	48,701
Substandard	—	96	2,682	475	4,297	2,705	33,811	44,066
Total Commercial & Industrial	$266,614	$868,395	$649,577	$360,339	$159,450	$297,318	$960,278	$3,561,971
Current period gross write-off	$—	$—	$(30)	$—	$(114)	$(7)	$(512)	$(663)

Multifamily Real Estate
Pass	$3,268	$21,729	$129,418	$342,949	$220,749	$286,990	$51,382	$1,056,485
Watch	—	—	—	—	—	110	—	110
Special Mention	—	—	—	—	250	79	—	329
Substandard	—	14,219	—	—	—	3,814	—	18,033
Total Multifamily Real Estate	$3,268	$35,948	$129,418	$342,949	$220,999	$290,993	$51,382	$1,074,957
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 Family – Commercial
Pass	$9,700	$38,830	$68,137	$75,323	$68,081	$238,145	$593	$498,809
Watch	—	149	675	575	217	7,847	105	9,568
Special Mention	—	—	—	36	—	1,455	—	1,491
Substandard	—	154	—	609	278	4,505	253	5,799
Total Residential 1-4 Family – Commercial	$9,700	$39,133	$68,812	$76,543	$68,576	$251,952	$951	$515,667
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Other Commercial
Pass	$83,401	$200,038	$167,887	$153,248	$108,801	$185,488	$75,597	$974,460
Watch	—	—	7,064	7,485	29	4,205	—	18,783
Special Mention	—	90	—	—	—	617	99	806
Substandard	—	521	—	—	—	4	—	525
Total Other Commercial	$83,401	$200,649	$174,951	$160,733	$108,830	$190,314	$75,696	$994,574
Current period gross write-off	$—	$—	$—	$—	$—	$(890)	$—	$(890)

Total Commercial
Pass	$508,785	$2,102,811	$2,222,618	$1,975,723	$1,122,891	$3,852,128	$1,150,318	$12,935,274
Watch	—	5,741	63,721	31,725	6,762	166,742	26,971	301,662
Special Mention	59	7,239	26,607	5,842	2,366	74,418	35,255	151,786
Substandard	—	21,375	3,927	4,081	42,005	105,877	34,064	211,329
Total Commercial	$508,844	$2,137,166	$2,316,873	$2,017,371	$1,174,024	$4,199,165	$1,246,608	$13,600,051
Total current period gross write-off	$—	$—	$(30)	$—	$(3,500)	$(897)	$(512)	$(4,939)

The table below details the amortized cost and gross write-offs of the classes of loans within the Commercial segment by risk level and year of origination for the period presented (dollars in thousands):

	December 31, 2023
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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost and gross write-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination for the period presented (dollars in thousands):

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$14,473	$123,570	$269,138	$261,624	$152,740	$240,630	$14	$1,062,189
30-59 Days Past Due	—	328	1,849	393	—	3,500	—	6,070
60-89 Days Past Due	—	—	—	—	—	204	—	204
90+ Days Past Due	—	—	—	—	104	1,537	—	1,641
Nonaccrual	—	409	887	860	—	8,834	—	10,990
Total Residential 1-4 Family – Consumer	$14,473	$124,307	$271,874	$262,877	$152,844	$254,705	$14	$1,081,094
Current period gross write-off	$—	$—	$—	$—	$—	$(19)	$—	$(19)

Residential 1-4 Family – Revolving
Current	$4,229	$40,510	$52,726	$11,466	$4,183	$1,947	$494,015	$609,076
30-59 Days Past Due	—	180	70	—	—	—	1,670	1,920
60-89 Days Past Due	—	65	133	—	—	—	1,279	1,477
90+ Days Past Due	—	—	70	—	—	—	1,273	1,343
Nonaccrual	—	—	72	—	49	—	3,014	3,135
Total Residential 1-4 Family – Revolving	$4,229	$40,755	$53,071	$11,466	$4,232	$1,947	$501,251	$616,951
Current period gross write-off	$—	$—	$—	$(27)	$—	$—	$(58)	$(85)

Auto
Current	$504	$71,604	$194,181	$97,178	$46,615	$25,801	$—	$435,883
30-59 Days Past Due	—	368	1,398	652	424	350	—	3,192
60-89 Days Past Due	—	3	150	122	36	19	—	330
90+ Days Past Due	—	19	149	52	—	64	—	284
Nonaccrual	—	40	159	131	49	50	—	429
Total Auto	$504	$72,034	$196,037	$98,135	$47,124	$26,284	$—	$440,118
Current period gross write-off	$—	$(47)	$(192)	$(82)	$(38)	$(21)	$—	$(380)

Consumer
Current	$3,108	$10,997	$20,417	$9,404	$7,365	$35,959	$25,408	$112,658
30-59 Days Past Due	—	46	101	67	18	153	33	418
60-89 Days Past Due	—	26	59	3	33	60	16	197
90+ Days Past Due	—	12	85	39	—	3	2	141
Total Consumer	$3,108	$11,081	$20,662	$9,513	$7,416	$36,175	$25,459	$113,414
Current period gross write-off	$—	$(84)	$(20)	$(13)	$(165)	$(167)	$(22)	$(471)

Total Consumer
Current	$22,314	$246,681	$536,462	$379,672	$210,903	$304,337	$519,437	$2,219,806
30-59 Days Past Due	—	922	3,418	1,112	442	4,003	1,703	11,600
60-89 Days Past Due	—	94	342	125	69	283	1,295	2,208
90+ Days Past Due	—	31	304	91	104	1,604	1,275	3,409
Nonaccrual	—	449	1,118	991	98	8,884	3,014	14,554
Total Consumer	$22,314	$248,177	$541,644	$381,991	$211,616	$319,111	$526,724	$2,251,577
Total current period gross write-off	$—	$(131)	$(212)	$(122)	$(203)	$(207)	$(80)	$(955)

The following table details the amortized cost and gross write-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination for the period presented (dollars in thousands):

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$120,480	$266,261	$265,255	$154,440	$32,591	$214,214	$14	$1,053,255
30-59 Days Past Due	273	2,195	705	249	181	3,943	—	7,546
60-89 Days Past Due	208	—	—	—	—	1,596	—	1,804
90+ Days Past Due	—	—	1,713	—	—	2,757	—	4,470
Nonaccrual	205	875	870	—	38	9,110	—	11,098
Total Residential 1-4 Family – Consumer	$121,166	$269,331	$268,543	$154,689	$32,810	$231,620	$14	$1,078,173
Current period gross write-off	—	$(16)	$(21)	$—	$(69)	$(95)	$—	$(201)

Residential 1-4 Family – Revolving
Current	$42,593	$54,560	$11,756	$4,348	$937	$1,115	$496,275	$611,584
30-59 Days Past Due	—	14	—	—	39	—	2,185	2,238
60-89 Days Past Due	181	148	—	—	—	26	1,074	1,429
90+ Days Past Due	—	—	—	—	—	—	1,095	1,095
Nonaccrual	—	154	27	51	—	—	2,855	3,087
Total Residential 1-4 Family – Revolving	$42,774	$54,876	$11,783	$4,399	$976	$1,141	$503,484	$619,433
Current period gross write-off	—	$—	$(3)	$—	$—	$—	$(55)	$(58)

Auto
Current	$77,293	$210,692	$107,568	$52,742	$24,877	$7,385	$—	$480,557
30-59 Days Past Due	526	2,022	1,095	612	292	190	—	4,737
60-89 Days Past Due	61	326	298	58	96	33	—	872
90+ Days Past Due	36	210	24	112	23	5	—	410
Nonaccrual	39	120	63	69	59	—	—	350
Total Auto	$77,955	$213,370	$109,048	$53,593	$25,347	$7,613	$—	$486,926
Current period gross write-off	(64)	$(487)	$(295)	$(145)	$(69)	$(80)	$—	$(1,140)

Consumer
Current	$12,453	$23,303	$10,442	$7,999	$15,176	$24,056	$26,058	$119,487
30-59 Days Past Due	21	156	28	32	129	366	38	770
60-89 Days Past Due	11	82	40	14	47	21	17	232
90+ Days Past Due	63	72	10	—	—	4	3	152
Total Consumer	$12,548	$23,613	$10,520	$8,045	$15,352	$24,447	$26,116	$120,641
Current period gross write-off	(43)	$(66)	$(124)	$(851)	$(23)	$(679)	$(83)	$(1,869)

Total Consumer
Current	$252,819	$554,816	$395,021	$219,529	$73,581	$246,770	$522,347	$2,264,883
30-59 Days Past Due	820	4,387	1,828	893	641	4,499	2,223	15,291
60-89 Days Past Due	461	556	338	72	143	1,676	1,091	4,337
90+ Days Past Due	99	282	1,747	112	23	2,766	1,098	6,127
Nonaccrual	244	1,149	960	120	97	9,110	2,855	14,535
Total Consumer	$254,443	$561,190	$399,894	$220,726	$74,485	$264,821	$529,614	$2,305,173
Current period gross write-off	(107)	$(569)	$(443)	$(996)	$(161)	$(854)	$(138)	$(3,268)

As of March 31, 2024 and December 31, 2023 the Company did not have any significant revolving loans convert to term.

4. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from previous acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangibles are being amortized over the period of expected benefit, which ranges from four years to ten years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from four years to ten years, using various methods. The Company concluded that there was no impairment to the goodwill or intangible assets as of the balance sheet date. In the normal course of business, the Company routinely monitors the impact of the changes in the financial markets and includes these assessments in the Company’s impairment process.

The following table presents the Company’s goodwill and intangible assets by operating segment as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
March 31, 2024
Goodwill	$639,180	$286,031	$—	$925,211
Intangible Assets	1,238	936	15,114	17,288
December 31, 2023
Goodwill	$639,180	$286,031	$—	$925,211
Intangible Assets	1,302	989	16,892	19,183

Amortization expense of intangibles for the three months ended March 31, 2024 and 2023 totaled $1.9 million and $2.3 million, respectively.

As of March 31, 2024, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining nine months of 2024	$5,041
2025	5,289
2026	3,654
2027	2,068
2028	843
Thereafter	393
Total estimated amortization expense	$17,288

5. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with terms ranging from 5 months to 122 months. At March 31, 2024 and December 31, 2023, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $91.5 million and $84.1 million, respectively. For more information on the Company’s lessor arrangements, refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2023 Form 10-K.

Total net investment in sales-type and direct financing leases consists of the following as of the periods ended (dollars in thousands):

	March 31, 2024	December 31, 2023
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$451,861	$409,264
Unguaranteed residual values, net of unearned income and deferred selling profit	25,726	21,484
Total net investment in sales-type and direct financing leases	$477,587	$430,748

Lessee Arrangements

The Company’s lessee arrangements consist of operating and finance leases; however, the majority of the leases have been classified as non-cancellable operating leases and are primarily for real estate leases with remaining lease terms of up to 22 years. For more information on the Company’s lessee arrangements, refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2023 Form 10-K.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information for the following periods ended (dollars in thousands):

	March 31, 2024		December 31, 2023
	Operating	Finance	Operating	Finance
ROU assets	$70,704	$4,440	$71,788	$4,669
Lease liabilities	76,140	6,735	78,043	7,052
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	11.72	4.83	11.75	5.08
Weighted-average discount rate (1)	6.25%	1.17%	6.21%	1.17%

(1) A lease implicit rate or an incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$20	$24
Operating Cash Flows from Operating Leases	3,403	2,812
Financing Cash Flows from Finance Leases	317	306
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,007	$852

	Three months ended March 31,
	2024	2023
Net Operating Lease Cost	$3,102	$2,240
Finance Lease Cost:
Amortization of right-of-use assets	230	230
Interest on lease liabilities	20	24
Total Lease Cost	$3,352	$2,494

The maturities of lessor and lessee arrangements outstanding are presented in the table below for the years ending (dollars in thousands):

	March 31, 2024
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining nine months of 2024	$85,120	$10,009	$1,021
2025	100,667	12,670	1,392
2026	90,286	10,142	1,427
2027	90,176	8,776	1,462
2028	66,633	7,831	1,499
Thereafter	97,729	64,120	127
Total undiscounted cash flows	530,611	113,548	6,928
Less: Adjustments (1)	78,750	37,408	193
Total (2)	$451,861	$76,140	$6,735

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

Total short-term borrowings consist of the following as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2024	2023
Securities sold under agreements to repurchase	$66,405	$110,833
Federal Funds Purchased	—	90,000
FHLB Advances	600,000	720,000
Total short-term borrowings	$666,405	$920,833

Average outstanding balance during the period	$614,681	$573,553
Average interest rate during the period	5.34%	4.73%
Average interest rate at end of period	5.33%	5.15%

The Company maintains federal funds lines with several correspondent banks; the available balance was $752.0 million and $682.0 million, respectively, at March 31, 2024 and December 31, 2023. The Company also maintains an alternate line of credit at a correspondent bank, and the available balance was $25.0 million at both March 31, 2024 and December 31, 2023. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $6.3 billion at March 31, 2024 and $6.2 billion at December 31, 2023. The Company’s secured line of credit capacity totaled $2.0 billion and $1.7 billion, of which $1.4 billion and $988.7 million were available at March 31, 2024 and December 31, 2023, respectively.

The Company was eligible to borrow from the Federal Reserve’s BTFP, which provided additional contingent liquidity through the pledging of certain qualifying securities. The BTFP was a one-year program that began in the first quarter of 2023 and ended March 11, 2024. While the Company had access to the funds and pledged assets during the qualifying period; the Company did not borrow funds under the BTFP program.

Refer to Note 7 “Commitments and Contingencies” for additional information on the Company’s pledged collateral. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and was in compliance with these covenants as of March 31, 2024 and December 31, 2023.

Long-term Borrowings

Total long-term borrowings consist of the following as of March 31, 2024 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR (1)	Rate (2)	Maturity	Investment (3)
Trust Preferred Capital Securities
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75%	8.31%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40%	6.96%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	8.29%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	8.66%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	8.66%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	8.21%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	7.06%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	7.11%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	8.41%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt (4)
2031 Subordinated Debt	250,000	—%	2.875%	12/15/2031
Total Subordinated Debt (5)	$250,000
Fair Value Discount (6)	(13,840)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$391,319

(1) Three-Month CME SOFR + 0.262%.

(2) Rate as of March 31, 2024. Calculated using non-rounded numbers.

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

(6) Remaining discounts of $11.4 million and $2.4 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

Total long-term borrowings consist of the following as of December 31, 2023 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR (1)	Rate (2)	Maturity	Investment (3)
Trust Preferred Capital Securities
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75%	8.34%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40%	6.99%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73%	8.32%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10%	8.69%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10%	8.69%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65%	8.24%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50%	7.09%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55%	7.14%	7/30/2037	774
MFC Capital Trust II	5,000	2.85%	8.44%	1/23/2034	155
Total Trust Preferred Capital Securities	$150,500				$4,659
Subordinated Debt (4)
2031 Subordinated Debt	250,000	—%	2.875%	12/15/2031
Total Subordinated Debt (5)	$250,000
Fair Value Discount (6)	(14,134)
Investment in Trust Preferred Capital Securities	4,659
Total Long-term Borrowings	$391,025

(1) Three-Month CME SOFR + 0.262%.

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

(6) Remaining discounts of $11.7 million and $2.5 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of March 31, 2024, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
For the remaining nine months of 2024	$—	$—	$(893)	$(893)
2025	—	—	(1,211)	(1,211)
2026	—	—	(1,236)	(1,236)
2027	—	—	(1,263)	(1,263)
2028	—	—	(1,293)	(1,293)
Thereafter	155,159	250,000	(7,944)	397,215
Total long-term borrowings	$155,159	$250,000	$(13,840)	$391,319

(1) Includes discount on Trust Preferred Capital Securities and Subordinated Debt.

7. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters

In the ordinary course of its operations, the Company and its subsidiaries are subject to loss contingencies related to legal and regulatory proceedings. The Company establishes accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. When applicable, the Company estimates loss contingencies and whether there is an accruable probable loss. When the Company is able to estimate such losses and when it is reasonably possible that the Company could incur losses in excess of the amounts accrued, the Company discloses the aggregate estimation of such possible losses.

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it was considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies. In March 2023, the CFPB commenced settlement discussions with the Company to resolve the matter, and on December 7, 2023, the Bank entered into a Consent Order with the CFPB to resolve the matter. As of March 31, 2024, the Company has recorded a probable and estimable liability in connection with this matter

Financial Instruments with Off-Balance Sheet Risk

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

The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold. At March 31, 2024 and December 31, 2023, the Company’s reserve for unfunded commitments and indemnification reserve totaled $15.8 million and $16.5 million, respectively.

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

The following table presents the balances of commitments and contingencies as of the periods ended (dollars in thousands):

	March 31, 2024	December 31, 2023
Commitments with off-balance sheet risk:
Commitments to extend credit(1)	$5,865,505	$5,961,238
Letters of credit	126,106	140,498
Total commitments with off-balance sheet risk	$5,991,611	$6,101,736

(1) Includes unfunded overdraft protection.

As of March 31, 2024 and December 31, 2023, the Company had approximately $220.1 million and $218.5 million, respectively, in deposits in other financial institutions of which $156.9 million and $154.4 million, respectively, served as collateral for cash flow, fair value and loan swap derivatives. The Company had approximately $60.1 million and $60.8 million, respectively, in deposits in other financial institutions that were uninsured at March 31, 2024 and December 31, 2023. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

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

As part of the Company’s liquidity management strategy, the Company pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged as of the periods ended (dollars in thousands):

	Pledged Assets as of March 31, 2024
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$754,132	$615,378	$—	$1,369,510
Repurchase agreements	—	199,975	—	—	199,975
FHLB advances	—	46,448	—	3,244,890	3,291,338
Derivatives	156,891	60,868	—	—	217,759
Federal Reserve Discount Window	—	—	—	394,700	394,700
Other purposes	—	16,836	—	—	16,836
Total pledged assets	$156,891	$1,078,259	$615,378	$3,639,590	$5,490,118

(1) Balance represents market value.

(2) Balance represents book value.

	Pledged Assets as of December 31, 2023
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$749,398	$621,494	$—	$1,370,892
Repurchase agreements	—	174,075	—	—	174,075
FHLB advances	—	48,718	—	2,960,926	3,009,644
Derivatives	154,382	61,311	—	—	215,693
Federal Reserve Discount Window (3)	—	411,661	17,356	418,468	847,485
Other purposes	—	15,591	—	—	15,591
Total pledged assets	$154,382	$1,460,754	$638,850	$3,379,394	$5,633,380

(1) Balance represents market value.

(2) Balance represents book value.

(3) Includes AFS and HTM securities pledged under the BTFP program.

8. DERIVATIVES

The Company has cash flow and fair value hedges that are derivatives designated as accounting hedges. The Company also has derivatives not designated as accounting hedges that include foreign exchange contracts, interest rate contracts, and RPAs. The Company’s mortgage banking derivatives do not have a material impact to the Company and are not included within the derivatives disclosures noted below. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2023 Form 10-K for additional information on the Company’s polices regarding derivatives.

The following table summarizes key elements of the Company’s derivative instruments as of the periods ended, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	March 31, 2024			December 31, 2023
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$—	$9,442	$900,000	$1,419	$4,359
Fair value hedges:
Loans	76,830	1,922	—	78,072	1,633	—
Securities	50,000	1,898	—	50,000	1,329	—
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	6,603,129	95,427	216,438	6,595,975	88,646	202,202
Foreign exchange contracts	12,758	12	897	12,726	16	1,219

Cash collateral (received)/pledged (5)	—	$(15,080)	$—	—	$(14,879)	$—

(1) Notional amounts are not recorded on the Company’s Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.

(2) Balances represent fair value of derivative financial instruments.

(3) The Company’s cleared derivatives are classified as a single-unit of accounting, resulting in the fair value of the designated swap being reduced by the variation margin, which is treated as settlement of the related derivatives fair value for accounting purposes and is reported on a net basis.

(4) Includes RPAs.

(5) The fair value of derivative assets and liabilities is presented on a gross basis. The Company has not applied collateral netting; as such the amounts of cash collateral received or pledged are not offset against the derivative assets and derivative liabilities in the Consolidated Balance Sheets.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of the periods ended (dollars in thousands):

	March 31, 2024		December 31, 2023
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$80,236	$(1,888)	$82,203	$(1,323)
Loans (3)	76,830	(10,507)	78,072	(9,392)

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amount of the designated hedged item at March 31, 2024 and December 31, 2023 totaled $50 million.

(2) Carrying value represents amortized cost.

(3) The fair value of the swaps associated with the derivative related to hedged items at March 31, 2024 and December 31, 2023 was an unrealized gain of $10.7 million and $9.6 million, respectively.

9. STOCKHOLDERS’ EQUITY

Share Repurchase Programs

The Company’s share repurchase program activity is dependent on management’s determination of its capital deployment needs, subject to market, economic, and regulatory conditions. Authorized repurchase programs allow the Company to repurchase its common stock through either open market transactions or privately negotiated transactions. During the quarters ended March 31, 2024 and 2023, there were no active share repurchase programs.

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

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the three months ended March 31, 2024 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	(Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI (loss) – December 31, 2023	$(302,532)	$6	$(42,165)	$1,342	$(343,349)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(20,501)	—	(10,253)	(16)	(30,770)
Amounts reclassified from AOCI into earnings	(2)	(2)	—	(175)	(179)
Net current period other comprehensive loss	(20,503)	(2)	(10,253)	(191)	(30,949)
AOCI (loss) – March 31, 2024	$(323,035)	$4	$(52,418)	$1,151	$(374,298)

The change in AOCI for the three months ended March 31, 2023 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI (loss) – December 31, 2022	$(363,919)	$17	$(54,610)	$226	$(418,286)
Other comprehensive (loss) income:
Other comprehensive income before reclassification	32,068	—	13,714	10	45,792
Amounts reclassified from AOCI into earnings	10,586	(3)	—	(22)	10,561
Net current period other comprehensive income (loss)	42,654	(3)	13,714	(12)	56,353
AOCI (loss) – March 31, 2023	$(321,265)	$14	$(40,896)	$214	$(361,933)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2023 Form 10-K for additional information on the valuation techniques used by the Company.

●	AFS Securities: AFS securities are recorded at fair value on a recurring basis. The Company’s investment portfolio is primarily valued using fair value measurements that are Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuations as of March 31, 2024 and December 31, 2023.

The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the fair value disclosure table below.

●	Loans Held for Sale: Residential loans originated for sale in the open market are carried at fair value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

●	Derivative Instruments: The Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to borrower’s performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of MBS by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or be funded. No significant differences were identified during the valuations as of March 31, 2024 and December 31, 2023. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of the periods ended (dollars in thousands):

	Fair Value Measurements at March 31, 2024 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$60,868	$1,868	$—	$62,736
Obligations of states and political subdivisions	—	461,850	—	461,850
Corporate and other bonds(1)	—	250,264	—	250,264
MBS	—	1,425,587	—	1,425,587
Other securities	—	1,779	—	1,779
LHFS	—	12,200	—	12,200
Financial Derivatives(2)	—	99,259	—	99,259

LIABILITIES
Financial Derivatives(2)	$—	$226,777	$—	$226,777

(1) Other bonds include asset-backed securities.

(2) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at December 31, 2023 using
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to loans held for sale, foreclosed properties, former bank premises, and collateral-dependent loans that are individually assessed. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The nonrecurring valuation adjustments for these assets did not have a significant impact on the Company’s consolidated financial statements.

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2023 Form 10-K for additional information on the valuation techniques used by the Company to measure fair value.

●	Cash and Cash Equivalents: The carrying amount is a reasonable estimate of fair value.
●	HTM Securities: The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2; however, there are a few investments that are considered to be Level 3. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuations as of March 31, 2024 and December 31, 2023.

●	Loans and Leases: The fair value of loans and leases were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans and leases. The fair value of performing loans and leases were estimated through use of discounted cash flows. Credit loss assumptions were based on market probability of default/loss given default for loan and lease cohorts. The discount rate was based primarily on recent market origination rates. Fair value of loans and leases individually assessed and their respective levels within the fair value hierarchy are described in the previous section related to fair value measurements of assets that are measured on a nonrecurring basis.
●	Accrued Interest: The carrying amounts of accrued interest approximate fair value.
●	Bank Owned Life Insurance: The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.
●	Deposits: The fair value of demand deposits, savings accounts, brokered deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
●	Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and any other short-term borrowings approximate their fair value. The fair values of the Company’s long-term borrowings, including trust preferred securities are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

The carrying values and estimated fair values of the Company’s financial instruments as of the periods ended are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2024 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$396,670	$396,670	$—	$—	$396,670
AFS securities	2,202,216	60,868	2,141,348	—	2,202,216
HTM securities	828,928	—	790,123	1,222	791,345
Restricted stock	110,272	—	110,272	—	110,272
LHFS	12,200	—	12,200	—	12,200
LHFI, net of deferred fees and costs	15,851,628	—	—	15,235,459	15,235,459
Financial Derivatives (1)	99,259	—	99,259	—	99,259
Accrued interest receivable	90,299	—	90,299	—	90,299
BOLI	455,885	—	455,885	—	455,885

LIABILITIES
Deposits	$17,278,435	$—	$17,254,950	$—	$17,254,950
Borrowings	1,057,724	—	990,347	—	990,347
Accrued interest payable	26,175	—	26,175	—	26,175
Financial Derivatives (1)	226,777	—	226,777	—	226,777

(1) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at December 31, 2023 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$378,131	$378,131	$—	$—	$378,131
AFS securities	2,231,261	61,311	2,169,950	—	2,231,261
HTM securities	837,378	—	806,834	1,240	808,074
Restricted stock	115,472	—	115,472	—	115,472
LHFS	6,710	—	6,710	—	6,710
LHFI, net of deferred fees and costs	15,635,043	—	—	15,148,256	15,148,256
Financial Derivatives (1)	93,027	—	93,027	—	93,027
Accrued interest receivable	91,370	—	91,370	—	91,370
BOLI	452,565	—	452,565	—	452,565

LIABILITIES
Deposits	$16,818,129	$—	$16,799,791	$—	$16,799,791
Borrowings	1,311,858	—	1,154,694	—	1,154,694
Accrued interest payable	20,528	—	20,528	—	20,528
Financial Derivatives (1)	206,561	—	206,561	—	206,561

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

The following table presents basic and diluted EPS calculations for the periods ended (dollars in thousands except per share data):

	Three Months Ended
	March 31,
	2024	2023
Net Income
Net Income	$49,769	$35,653
Less: Preferred Stock Dividends	2,967	2,967
Net income available to common shareholders	$46,802	$32,686

Weighted average shares outstanding, basic	75,197	74,832
Dilutive effect of stock awards	—	3
Weighted average shares outstanding, diluted	75,197	74,835

Earnings per common share, basic	$0.62	$0.44
Earnings per common share, diluted	$0.62	$0.44

12. SEGMENT REPORTING AND REVENUE

Operating Segments

The Company has two reportable operating segments, Wholesale Banking and Consumer Banking, with corporate support functions and intercompany eliminations being presented within Corporate Other.

Segment Results

The following tables present the Company’s operating segment results for the three months ended March 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
2024
Net interest income	$80,874	$69,237	$(2,286)	$147,825
Provision for credit losses	5,366	2,873	—	8,239
Net interest income after provision for credit losses	75,508	66,364	(2,286)	139,586
Noninterest income	8,363	12,615	4,574	25,552
Noninterest expenses	44,299	55,536	5,438	105,273
Income before income taxes	$39,572	$23,443	$(3,150)	$59,865
2023
Net interest income	$67,540	$63,145	$22,758	$153,443
Provision for credit losses	10,487	1,340	23	11,850
Net interest income after provision for credit losses	57,053	61,805	22,735	141,593
Noninterest income	7,414	12,178	(9,964)	9,628
Noninterest expenses	42,123	57,246	8,905	108,274
Income before income taxes	$22,344	$16,737	$3,866	$42,947

The following table presents the Company’s operating segment results for key balance sheet metrics as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
March 31, 2024
LHFI, net of deferred fees and costs (1)	$12,941,541	$2,921,874	$(11,787)	$15,851,628
Goodwill	639,180	286,031	—	925,211
Deposits	6,403,103	10,101,594	773,738	17,278,435
December 31, 2023
LHFI, net of deferred fees and costs (1)	$12,688,833	$2,958,811	$(12,601)	$15,635,043
Goodwill	639,180	286,031	—	925,211
Deposits	6,403,432	9,816,562	598,135	16,818,129

(1) Corporate Other includes acquisition accounting fair value adjustments.

Revenue

Noninterest income disaggregated by major source for the three months ended March 31, consisted of the following (dollars in thousands):

	2024	2023
Noninterest income:
Service charges on deposit accounts (1):
Overdraft fees	$4,748	$4,823
Maintenance fees & other	3,821	3,079
Other service charges, commissions, and fees (1)	1,731	1,746
Interchange fees(1)	2,294	2,325
Fiduciary and asset management fees (1):
Trust asset management fees	3,356	3,107
Brokerage management fees	1,482	1,155
Mortgage banking income	867	854
Gain (loss) on sale of securities	3	(13,400)
Bank owned life insurance income	3,245	2,828
Loan-related interest rate swap fees	1,216	1,439
Other operating income	2,789	1,672
Total noninterest income	$25,552	$9,628

(1) Income within scope of ASC 606, Revenue from Contracts with Customers.

The following tables present noninterest income disaggregated by reportable operating segment for the three months ended March 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
2024
Noninterest income:
Service charges on deposit accounts	$2,611	$5,958	$—	$8,569
Other service charges, commissions and fees	396	1,335	—	1,731
Fiduciary and asset management fees	3,286	1,552	—	4,838
Mortgage banking income	—	867	—	867
Other income	2,070	2,903	4,574	9,547
Total noninterest income	$8,363	$12,615	$4,574	$25,552
2023
Noninterest income:
Service charges on deposit accounts	$1,975	$5,927	$—	$7,902
Other service charges, commissions and fees	445	1,301	—	1,746
Fiduciary and asset management fees	3,035	1,227	—	4,262
Mortgage banking income	—	854	—	854
Other income	1,959	2,869	(9,964)	(5,136)
Total noninterest income	$7,414	$12,178	$(9,964)	$9,628

(1) For the three months ended March 31, 2023, other income primarily includes $13.4 million of losses incurred on the sale of AFS securities, income from BOLI and equity method investment income.

(2) For the three months ended March 31, 2024, other income primarily includes income from BOLI and equity method investment income.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through May 2, 2024, the date the financial statements were issued.

On April 1, 2024, the Company completed its previously announced merger with American National, pursuant to the Agreement and Plan of Merger, dated as of July 24, 2023. Under the terms of the merger agreement, at the effective time of the merger, each outstanding share of American National common stock was converted into 1.35 shares of the Company’s common stock, resulting in the Company issuing 14.3 million shares of its common stock, valued at approximately $505.8 million as of March 28, 2024, which was the last trading day prior to the consummation of the acquisition. In addition, cash consideration of $76,000 was paid for the settlement of fractional shares.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation and Subsidiaries (the Company) as of March 31, 2024, the related consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three-month periods ended March 31, 2024 and 2023, the consolidated statements of cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 22, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 2, 2024

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the major components of our results of operations, financial condition, liquidity, and capital resources. This discussion and analysis should be read in conjunction with our “Consolidated Financial Statements,” our “Notes to the Consolidated Financial Statements,” and the other financial data included in this report, as well as our 2023 Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section therein. Our results of operations for the interim periods are not necessarily indicative of results that may be expected for the full year or for any other period. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

In the following discussion and analysis, we provide certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are a supplement to GAAP, which we used to prepare our financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. We use the non-GAAP financial measures discussed herein in our analysis of our performance. Management believes that these non-GAAP financial measures provide additional understanding of our ongoing operations, enhance comparability of our results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in our underlying performance. Non-GAAP financial measures may be identified with the symbol (+) and may be labeled as adjusted.  Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable GAAP financial measures.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding our expectations with regard to our business, financial and operating results, including our deposit base and funding and the impact of future economic conditions, anticipated changes in the interest rate environments and the related impacts on our net interest margin, changes in economic conditions, management’s belief regarding liquidity and capital resources, statements regarding our recently completed merger with American National, and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” “continue,” “confidence,” or words of similar meaning or other statements concerning opinions or judgment of our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

●	market interest rates and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs and our loan and securities portfolios;
●	inflation and its impacts on economic growth and customer and client behavior;
●	adverse developments in the financial industry generally, such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior;
●	the sufficiency of liquidity;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which we operate and which our loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth;

●	the impact of purchase accounting with respect to our merger with American National, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine the fair value and credit marks;
●	the possibility that the anticipated benefits of our merger with American National, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where we do business, or as a result of other unexpected factors or events;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from our merger with American National;
●	the integration of the business and operations of American National may take longer or be more costly than anticipated;
●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	the quality or composition of our loan or investment portfolios and changes therein;
●	demand for loan products and financial services in our market areas;
●	our ability to manage our growth or implement our growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	our ability to recruit and retain key employees;
●	real estate values in our lending area;
●	changes in accounting principles, standards, rules, and interpretations, and the related impact on our financial statements;
●	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by changing economic conditions, credit concentrations, inflation, changing interest rates, or other factors;
●	our liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of our credit processes and management of our credit risk;
●	our ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	operational, technological, cultural, regulatory, legal, credit, and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash considerations;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as pandemics), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of our borrowers to satisfy their obligations to us, on the value of collateral securing loans, on the demand for our loans or our other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on our liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of our business operations and on financial markets and economic growth;
●	performance by our counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements;
●	actual or potential claims, damages, and fines related to litigation or government actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
●	the effects of changes in federal, state or local tax laws and regulations;
●	any event or development that would cause us to conclude that there was an impairment of any asset, including intangible assets, such as goodwill; and
●	other factors, many of which are beyond our control.

Please also refer to such other factors as discussed throughout Part I, Item 1A, “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Form 10-K and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements, and all of the forward-looking statements made in this report are expressly qualified by the cautionary statements contained or referred to herein and therein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or our businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made. We do not intend or assume any obligation to update, revise or clarify any forward-looking statements that may be made from time to time by or on behalf of the Company, whether as a result of new information, future events or otherwise, except as required by law.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements based on the application of accounting and reporting policies in accordance with GAAP and general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, which require the use of estimates, assumptions, and judgments, which may prove inaccurate or are subject to variations. Changes in underlying factors, estimates, assumptions or judgements could result in material changes in our consolidated financial position and/or results of operations.

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

We provide additional information about our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Form 10-K. There have been no material changes to our critical accounting policies, or the estimates made pursuant to those policies during the most recent quarter from those disclosed in our 2023 Form 10-K. Our significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of our 2023 Form 10-K.

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

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has 135 branches and approximately 150 ATMs located throughout Virginia and in portions of Maryland and North Carolina as of April 1, 2024. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of our common stock are traded on the New York Stock Exchange under the symbol "AUB". Additional information is available on our website at https://investors.atlanticunionbank.com. The information contained on our website is not a part of or incorporated into this Quarterly Report.

RESULTS OF OPERATIONS

Merger with American National Bankshares Inc.

On April 1, 2024, we completed our merger with American National, the holding company for American National Bank and Trust Company. Under the terms of the merger agreement, at the effective time of the merger, each outstanding share of American National common stock was converted into 1.35 shares of our common stock. With the acquisition of American National, we acquired 26 branches, deepening our presence in Central, Western and Southern Virginia and providing entry into North Carolina’s Piedmont Triad region and Raleigh.

We incurred pre-tax merger costs of approximately $1.9 million and $1.0 million, respectively, for the quarters ended March 31, 2024 and December 31, 2023 related to the merger with American National. Because the merger closed on April 1, 2024, the historical consolidated financial results of American National are not included in our results of operations for the quarter ended March 31, 2024.

Industry Events

In the spring of 2023, the banking industry experienced significant volatility due to three high-profile bank failures. These bank failures resulted in concerns within the banking industry related to liquidity, deposit outflows, and unrealized losses on investment securities. These bank failures reinforced the importance of maintaining access to diverse sources of funding and the benefits of a robust and stable deposit base. Volatility in the banking industry may persist if other industry participants experience similar high-profile financial challenges if other banks are closed by federal or state banking regulators, or if other unforeseen sources of financial stress materialize.

We are continually monitoring the impact of various global and national events on our results of operations and financial condition, including inflation, rising interest rates and geopolitical conflicts. The timing and impact of inflation, market interest rates, and the competitive landscape of deposits on our business and results of operations will depend on future developments, which are highly uncertain and difficult to predict. In an effort to combat inflation, the FOMC increased the Federal Funds target rates throughout 2022 and 2023 to its current range of 5.25% to 5.50%. These developments helped drive the increased deposit costs that we continue to experience. While inflation eased in 2023, it remains elevated over the FOMC’s long-run target of 2%. The FOMC has noted that it will continue to assess additional information and its implications for monetary policy, and in determining future actions with respect to the target rates, the FOMC will consider a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments. The FOMC also left open the potential for decreases to the target rates in 2024, none of which were executed in the first quarter of 2024, and confirmed the continued reduction to the Federal Reserve’s holdings of U.S. Treasury securities and agency debt and agency MBS. We will continue to deploy various asset liability management strategies to seek to manage our risk related to interest rate fluctuations and monitor balance sheet trends, deposit flows, and liquidity needs to ensure that we are able to meet the needs of our customers and maintain financial flexibility. Refer to “Liquidity” within this Item 2 for additional information about our liquidity and “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report for additional information about the Company’s interest rate sensitivity.

At March 31, 2024, our LHFI (net of deferred fees and costs) and total deposits increased from December 31, 2023 by $216.6 million and $460.3 million, respectively, and our short-term borrowings decreased by $254.4 million from December 31, 2023.

As of March 31, 2024, we estimate that approximately 70.5% of our deposits were insured or collateralized, and that we maintained available liquidity sources to cover approximately 106.1% of uninsured and uncollateralized deposits. In addition, to further bolster our funding position, we augmented customer deposit growth by also increasing brokered deposits to $665.3 million at March 31, 2024, an increase of $116.9 million from December 31, 2023.

Our regulatory capital ratios continued to exceed the standards to be considered well-capitalized under regulatory requirements. See “Capital Resources” within this Item 2 for additional information about our regulatory capital.

SUMMARY OF FINANCIAL RESULTS

Executive Overview

First Quarter Net Income & Performance Metrics

●	Net income available to common shareholders was $46.8 million and basic and diluted EPS was $0.62 for the first quarter of 2024, compared to $32.7 million and $0.44 for the first quarter of 2023.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes), merger-related costs ($1.6 million in 2024), a FDIC special assessment ($664,000 in 2024), a legal reserve related to our previously disclosed settlement with the CFPB ($4.0 million in 2023), and gains or losses on the sale of securities ($2,000 gains in 2024 and $10.6 million losses in 2023), was $49.0 million and adjusted diluted operating EPS (+) was $0.65 for the quarter ended March 31, 2024, compared to adjusted operating earnings available to common shareholders(+) of $47.2 million and diluted adjusted operating EPS(+) of $0.63 for the first quarter of 2023.

Balance Sheet

●	Total assets were $21.4 billion at March 31, 2024, an increase of $211.9 million or approximately 4.0% (annualized) from December 31, 2023. Total assets increased during the first quarter of 2024 primarily due to a $216.6 million or 5.6% (annualized) increase in LHFI (net of deferred fees and costs) from December 31, 2023.
●	Total investments were $3.1 billion at March 31, 2024, a decrease of $42.7 million from December 31, 2023 mainly driven by higher unrealized losses on AFS securities. AFS securities totaled $2.2 billion at both March 31, 2024 and December 31, 2023. At March 31, 2024, total net unrealized losses on the AFS securities portfolio were $410.9 million, an increase of $26.6 million from $384.3 million at December 31, 2023. HTM securities are carried at cost and totaled $828.9 million at March 31, 2024, compared to $837.4 million at December 31, 2023 and had net unrealized losses of $37.6 million at March 31, 2024, an increase of $8.3 million from $29.3 million at December 31, 2023.
●	At March 31, 2024, total deposits were $17.3 billion, an increase of $460.3 million or approximately 11.0% (annualized) from December 31, 2023, due to a $578.3 billion increase in interest-bearing deposits, which included approximately $116.9 million in brokered deposits, partially offset by a $118.0 million decrease in demand deposits, as customers continued to move funds from lower to higher yielding deposit products.

NET INTEREST INCOME

Net interest income, which represents our principal source of revenue, is the amount by which interest income exceeds interest expense. Our interest margin represents net interest income expressed as a percentage of average earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on our net interest income, the net interest margin, and net income.

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2024	2023	Change

Average interest-earning assets	$19,089,393	$18,238,088	$851,305
Interest and dividend income	$262,915	$217,546	$45,369
Interest and dividend income (FTE) (+)	$266,636	$221,334	$45,302
Yield on interest-earning assets	5.54%	4.84%	70	bps
Yield on interest-earning assets (FTE) (+)	5.62%	4.92%	70	bps
Average interest-bearing liabilities	$14,324,634	$12,846,109	$1,478,525
Interest expense	$115,090	$64,103	$50,987
Cost of interest-bearing liabilities	3.23%	2.02%	121	bps
Cost of funds	2.43%	1.42%	101	bps
Net interest income	$147,825	$153,443	$(5,618)
Net interest income (FTE) (+)	$151,546	$157,231	$(5,685)
Net interest margin	3.11%	3.41%	(30)	bps
Net interest margin (FTE) (+)	3.19%	3.50%	(31)	bps

For the first quarter of 2024, our net interest income was $147.8 million, a decrease of $5.6 million from the first quarter of 2023. Net interest income (FTE)(+) for the first quarter of 2024 was $151.5 million, a decrease of $5.7 million from the first quarter of 2023. In the first quarter of 2024, our net interest margin decreased 30 bps to 3.11% from 3.41% in the first quarter of 2023, and our net interest margin (FTE)(+) decreased 31 bps to 3.19% in the first quarter of 2024 from 3.50% for the same period of 2023. The decreases in net interest margin and net interest margin (FTE)(+) were primarily driven by an increase in interest expense due to higher deposit costs resulting from increases in market interest rates and changes in the deposit mix, as depositors continued to migrate to higher cost interest bearing deposit accounts, and higher average deposit balances, as well as higher borrowing costs due to increased market interest rates. These increases in interest expense were partially offset by higher loan yields due to increased market interest rates, as well as net loan growth.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods ended (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2024			2023
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$1,895,820	$18,879	4.01%	$2,038,215	$16,753	3.33%
Tax-exempt	1,257,736	10,324	3.30%	1,429,346	11,782	3.34%
Total securities	3,153,556	29,203	3.72%	3,467,561	28,535	3.34%
LHFI, net of deferred fees and costs(3)	15,732,599	235,832	6.03%	14,505,611	191,178	5.35%
Other earning assets	203,238	1,601	3.17%	264,916	1,621	2.48%
Total earning assets	19,089,393	$266,636	5.62%	18,238,088	$221,334	4.92%
Allowance for loan and lease losses	(133,090)			(112,172)
Total non-earning assets	2,266,453			2,258,435
Total assets	$21,222,756			$20,384,351

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$8,952,119	$65,254	2.93%	$8,344,900	$38,315	1.86%
Regular savings	900,580	501	0.22%	1,087,435	364	0.14%
Time deposits	3,459,138	36,109	4.20%	2,291,530	13,155	2.33%
Total interest-bearing deposits	13,311,837	101,864	3.08%	11,723,865	51,834	1.79%
Other borrowings	1,012,797	13,226	5.25%	1,122,244	12,269	4.43%
Total interest-bearing liabilities	14,324,634	$115,090	3.23%	12,846,109	$64,103	2.02%
Noninterest-bearing liabilities:
Demand deposits	3,835,344			4,693,347
Other liabilities	494,535			421,295
Total liabilities	18,654,513			17,960,751
Stockholders' equity	2,568,243			2,423,600
Total liabilities and stockholders' equity	$21,222,756			$20,384,351
Net interest income (FTE)(+)		$151,546			$157,231

Interest rate spread			2.39%			2.90%
Cost of funds			2.43%			1.42%
Net interest margin (FTE)(+)			3.19%			3.50%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

The Volume Rate Analysis table below presents changes in net interest income (FTE)(+) and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows for the periods ended (dollars in thousands):

	Three Months Ended
	March 31, 2024 vs. March 31, 2023
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(1,232)	$3,358	$2,126
Tax-exempt	(1,408)	(50)	(1,458)
Total securities	(2,640)	3,308	668
Loans, net(1)	17,018	27,636	44,654
Other earning assets	(426)	406	(20)
Total earning assets	$13,952	$31,350	$45,302
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$2,968	$23,971	$26,939
Regular savings	(71)	208	137
Time deposits(1)	8,807	14,147	22,954
Total interest-bearing deposits	11,704	38,326	50,030
Other borrowings(1)	(1,274)	2,231	957
Total interest-bearing liabilities	10,430	40,557	50,987
Change in net interest income (FTE)(+)	$3,522	$(9,207)	$(5,685)

(1) The rate-related changes in interest income on loans, deposits, and other borrowings include the impact of lower accretion of the acquisition-related fair market value adjustments, which are detailed below.

The impact of net accretion related to acquisition accounting fair value adjustments are reflected in the following table (dollars in thousands):

The impact of net accretion related to acquisition accounting fair value adjustments for the quarters ended March 31, 2024 and 2023 are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Amortization	Amortization	Total
For the quarter ended March 31, 2023	$1,106	$(14)	$(209)	$883
For the quarter ended March 31, 2024	819	(1)	(216)	602

NONINTEREST INCOME

Three Months Ended March 31, 2024 and 2023

	March 31,		Change
	2024	2023	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$8,569	$7,902	$667	8.4%
Other service charges, commissions and fees	1,731	1,746	(15)	(0.9)%
Interchange fees	2,294	2,325	(31)	(1.3)%
Fiduciary and asset management fees	4,838	4,262	576	13.5%
Mortgage banking income	867	854	13	1.5%
Gain (loss) on sale of securities	3	(13,400)	13,403	NM
Bank owned life insurance income	3,245	2,828	417	14.7%
Loan-related interest rate swap fees	1,216	1,439	(223)	(15.5)%
Other operating income	2,789	1,672	1,117	66.8%
Total noninterest income	$25,552	$9,628	$15,924	165.4%

NM = Not Meaningful

Our noninterest income increased $15.9 million or 165.4% to $25.6 million for the quarter ended March 31, 2024, compared to $9.6 million for the quarter ended March 31, 2023, primarily driven by $13.4 million of losses incurred on the sale of AFS securities executed in the first quarter of 2023 and a $1.1 million increase in other operating income primarily due to an increase in equity method investment income.

Our adjusted operating noninterest income,(+) which excludes gains and losses on sale of securities (gains of $3,000 in 2024 and losses of $13.4 million in 2023), increased $2.5 million or 10.9% to $25.5 million for the quarter ended March 31, 2024, compared to $23.0 million for the quarter ended March 31, 2023. The increase in adjusted operating noninterest income(+) was primarily driven by a $1.1 million increase in other operating income discussed above, a $667,000 increase in service charges on deposit accounts due primarily to improved margins in treasury management services, and a $576,000 increase in fiduciary and asset management fees due to an increase in assets under management.

NONINTEREST EXPENSE

Three Months Ended March 31, 2024 and 2023

	March 31,		Change
	2024	2023	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$61,882	$60,529	$1,353	2.2%
Occupancy expenses	6,625	6,356	269	4.2%
Furniture and equipment expenses	3,309	3,752	(443)	(11.8)%
Technology and data processing	8,127	8,142	(15)	(0.2)%
Professional services	3,081	3,413	(332)	(9.7)%
Marketing and advertising expense	2,318	2,351	(33)	(1.4)%
FDIC assessment premiums and other insurance	5,143	3,899	1,244	31.9%
Franchise and other taxes	4,501	4,498	3	0.1%
Loan-related expenses	1,323	1,552	(229)	(14.8)%
Amortization of intangible assets	1,895	2,279	(384)	(16.8)%
Other expenses	7,069	11,503	(4,434)	(38.5)%
Total noninterest expense	$105,273	$108,274	$(3,001)	(2.8)%

Our noninterest expense decreased $3.0 million or 2.8% to $105.3 million for the quarter ended March 31, 2024, compared to $108.3 million for the quarter ended March 31, 2023, primarily driven by a $4.4 million decrease in other expenses, as the prior year included a legal reserve related to our previously disclosed settlement with the CFPB, partially offset by merger-related costs incurred in 2024 associated with our merger with American National. The decrease in noninterest expense was partially offset by $1.4 million increase in salaries and benefits expense primarily driven by an increase in stock compensation expense due to additional equity grants and an increase in group insurance costs, and a $1.2 million increase in FDIC assessment premiums and other insurance primarily due to a FDIC special assessment recognized in the first quarter of 2024.

Our adjusted operating noninterest expense,(+) which excludes amortization of intangible assets ($1.9 million in 2024 and $2.3 million in 2023), merger-related costs associated with American National ($1.9 million in 2024), a FDIC special assessment ($840,000 in 2024), and a legal reserve related to our previously disclosed settlement with the CFPB ($5.0 million in 2023), decreased $331,000 or 0.3% to $100.7 million for the quarter ended March 31, 2024, compared to $101.0 million for the quarter ended March 31, 2023. The decrease in adjusted operating noninterest expense(+) was primarily driven by a $1.3 million decrease in other expenses, reflecting a decline in branch closing and trailing costs related to the closure of five branches in the first quarter of 2023 and a decrease in non-credit related losses on customer transactions, and a $443,000 decrease in furniture and equipment expenses. These decreases in adjusted operating noninterest expense(+) were partially offset by a $1.4 million increase in salaries and benefits expense discussed above.

SEGMENT RESULTS

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

The following table presents operating results for the three months ended March 31, for the Wholesale Banking segment (dollars in thousands):

	2024	2023
Net interest income	$80,874	$67,540
Provision for credit losses	5,366	10,487
Net interest income after provision for credit losses	75,508	57,053
Noninterest income	8,363	7,414
Noninterest expense	44,299	42,123
Income before income taxes	$39,572	$22,344

Wholesale Banking income before income taxes increased by $17.2 million to $39.6 million for the three months ended March 31, 2024, compared to $22.3 million for the three months ended March 31, 2023. The increase was primarily due to an increase in net interest income driven by higher volumes of loans, favorable spreads on both the loan and deposit portfolios, and a decrease in the provision for credit losses. Our noninterest income also increased for the first three months of 2024 compared to the same period in 2023, primarily due to an increase in service charges on deposit accounts due primarily to improved margins in treasury management services. The increase in income before income taxes was partially offset by an increase in noninterest expense due to an increase in salaries and benefits expense primarily driven by an increase in stock compensation expense due to additional equity grants and an increase in group insurance costs.

The following table presents the key balance sheet metrics as of the periods ended for the Wholesale Banking segment (dollars in thousands):

	March 31, 2024	December 31, 2023
LHFI, net of deferred fees and costs	$12,941,541	$12,688,833
Total Deposits	6,403,103	6,403,432

LHFI, net of deferred fees and costs, for the Wholesale Banking segment increased $252.7 million or 8.0% (annualized) to $12.9 billion at March 31, 2024, compared to December 31, 2023 with growth across the other commercial, construction and land development, and commercial real estate – non-owner occupied loan portfolios.

Wholesale banking deposits decreased $329,000 to $6.4 billion at March 31, 2024 compared to December 31, 2023. The decrease compared to the prior quarter was driven by a decrease in demand deposits, time deposits, and savings accounts, and was almost wholly offset by an increase in money market balances and interest checking accounts.

Consumer Banking

Our Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division, which has nationwide exposure, and investment management and advisory services businesses.

The following table presents operating results for the three months ended March 31, for the Consumer Banking segment (dollars in thousands):

	2024	2023
Net interest income	$69,237	$63,145
Provision for credit losses	2,873	1,340
Net interest income after provision for credit losses	66,364	61,805
Noninterest income	12,615	12,178
Noninterest expense	55,536	57,246
Income before income taxes	$23,443	$16,737

Consumer Banking income before income taxes increased by $6.7 million to $23.4 million for the three months ended March 31, 2024, compared to $16.7 million for the three months ended March 31, 2023. The increase was primarily driven by an increase in net interest income due to favorable funding credit on deposits. Our noninterest expense also decreased for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to a decrease in technology and data processing expense. The increase in income before income taxes was partially offset by an increase in the provision for credit losses primarily driven by continued uncertainty in the economic outlook on certain portfolios.

The following table presents the key balance sheet metrics as of the periods ended for the Consumer Banking segment (dollars in thousands):

	March 31, 2024	December 31, 2023
LHFI, net of deferred fees and costs	$2,921,874	$2,958,811
Total Deposits	10,101,594	9,816,562

LHFI, net of deferred fees and costs, for the Consumer Banking segment decreased $36.9 million or 5.0% (annualized) to $2.9 billion at March 31, 2024 compared to December 31, 2023. The decrease compared to the prior quarter primarily occurred across the auto loan portfolio due to the exit from our indirect automobile financing business during the second quarter of 2023, as part of our strategic cost saving initiatives.

Consumer Banking deposits increased $285.0 million or 11.7% (annualized) to $10.1 billion at March 31, 2024 compared to December 31, 2023. The increase compared to the prior quarter was primarily due to an increase in time deposits as depositors continued to migrate to higher costing interest bearing deposit accounts and an increase in money market balances.

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

Our effective tax rate for the three months ended March 31, 2024 and 2023 was 16.9% and 17.0%, respectively.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Balance Sheet

Assets

At March 31, 2024, we had total assets of $21.4 billion, an increase of $211.9 million or approximately 4.0% (annualized) from December 31, 2023. The increase in total assets was primarily due to an increase in LHFI, net of deferred fees and costs, of $216.6 million driven primarily by increases in the construction and land development and other commercial loan portfolios.

LHFI, net of deferred fees and costs, were $15.9 billion at March 31, 2024, an increase of $216.6 million or 5.6% (annualized) from December 31, 2023. At March 31, 2024, quarterly average LHFI, net of deferred fees and costs, increased $1.2 billion or 8.5% from the same period in the prior year. Refer to "Loan Portfolio" within this Item 2 and Note 3 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 of this Quarterly Report for additional information on our loan activity.

At March 31, 2024, we had total investments of $3.1 billion, a decrease of $42.7 million or 5.4% (annualized) from December 31, 2023. AFS securities totaled $2.2 billion at both March 31, 2024 and December 31, 2023. At March 31, 2024, total net unrealized losses on the AFS securities portfolio were $410.9 million, compared to $384.3 million at December 31, 2023. HTM securities totaled $828.9 million at March 31, 2024, compared to $837.4 at December 31, 2023, with net unrealized losses of $37.6 million at March 31, 2024, compared to $29.3 million at December 31, 2023.

Liabilities and Stockholders’ Equity

At March 31, 2024, we had total liabilities of $18.8 billion, an increase of $219.3 million or approximately 4.7% (annualized) from December 31, 2023, which was primarily driven by an increase in deposits of $460.3 million, partially offset by a decrease in total borrowings of $254.1 million.

Total deposits at March 31, 2024 were $17.3 billion, an increase of $460.3 million or approximately 11.0% (annualized) from December 31, 2023. At March 31, 2024, quarterly average deposits increased $730.0 million or 4.4% from the same period in the prior year. Total deposits increased from December 31, 2023 primarily due to a $578.3 million increase in interest-bearing deposits, which included $461.4 million of interest-bearing customer deposits and $116.9 million in brokered deposits, partially offset by a $118.0 million decrease in demand deposits, as customers continued to move funds from lower to higher yielding products. Refer to “Deposits” within this Item 2 for additional information on this topic.

Total borrowings at March 31, 2024 were $1.1 billion, a decrease of $254.1 million or 19.4% from December 31, 2023, primarily due to paydowns of short-term borrowings due to deposit growth. Refer to Note 6 “Borrowings” in Part I, Item 1 of this Quarterly Report for additional information on our borrowing activity.

At March 31, 2024, our stockholders’ equity was $2.5 billion, a decrease of $7.4 million from December 31, 2023. The net decrease was primarily attributable to the increase in other comprehensive losses primarily due to the increase in net unrealized losses on the AFS securities portfolio. Our consolidated regulatory capital ratios continue to exceed the minimum capital requirements and are considered “well-capitalized” for regulatory purposes. Refer to “Capital Resources” within this Item 2, as well as Note 9 "Stockholders’ Equity" in Part I, Item 1 of this Quarterly Report for additional information on our capital resources.

During the first quarter of 2024, we declared and paid a quarterly dividend on our outstanding shares of Series A Preferred Stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share), consistent with the fourth quarter of 2023 and the first quarter of 2023. During the first quarter of 2024, we also declared and paid cash dividends of $0.32 per common share, consistent with the fourth quarter of 2023 and an increase of $0.02 per share or approximately 6.7% from the first quarter of 2023.

At March 31, 2024, we had no active share repurchase programs, as the most recent share repurchase program expired on December 9, 2022.

SECURITIES

At March 31, 2024, we had total investments of $3.1 billion, or 14.7% of total assets, as compared to $3.2 billion, or 15.0% of total assets, at December 31, 2023. This decrease was primarily due to the increase in unrealized losses in the AFS portfolio caused by the decline in market value due to the impact of market interest rate fluctuations. We seek to diversify our portfolio to minimize risk, and we focus on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of our MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 8 “Derivatives” in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the periods ended (dollars in thousands):

	March 31, 2024	December 31, 2023
Available for Sale:
U.S. government and agency securities	$62,736	$63,356
Obligations of states and political subdivisions	461,850	475,447
Corporate and other bonds	250,264	241,889
MBS
Commercial	245,334	257,646
Residential	1,180,253	1,191,171
Total MBS	1,425,587	1,448,817
Other securities	1,779	1,752
Total AFS securities, at fair value	2,202,216	2,231,261
Held to Maturity:
Obligations of states and political subdivisions	695,952	699,189
Corporate and other bonds	4,230	4,349
MBS
Commercial	50,814	51,980
Residential	77,932	81,860
Total MBS	128,746	133,840
Total held to maturity securities, at carrying value	828,928	837,378
Restricted Stock:
FRB stock	67,032	67,032
FHLB stock	43,240	48,440
Total restricted stock, at cost	110,272	115,472
Total investments	$3,141,416	$3,184,111

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of March 31, 2024:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	—%	4.60%	6.38%	—%	4.64%
Obligations of states and political subdivisions	2.63%	3.65%	1.91%	2.19%	2.21%
Corporate bonds and other securities	1.48%	6.60%	4.54%	5.80%	4.97%
MBS:
Commercial	7.27%	5.46%	6.20%	2.77%	3.63%
Residential	2.45%	6.69%	4.73%	2.52%	2.65%
Total MBS	7.27%	6.37%	5.45%	2.55%	2.82%
Total AFS securities	6.97%	5.65%	4.60%	2.48%	2.95%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of March 31, 2024:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
Obligations of states and political subdivisions	2.74%	4.12%	3.41%	3.49%	3.50%
Corporate bonds and other securities	—%	—%	—%	5.44%	5.44%
MBS:
Commercial	—%	—%	—%	4.32%	4.32%
Residential	—%	5.65%	—%	3.71%	4.17%
Total MBS	—%	5.65%	—%	3.99%	4.23%
Total HTM securities	2.74%	5.01%	3.41%	3.58%	3.62%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of March 31, 2024, we maintained a diversified municipal bond portfolio with approximately 68% of our holdings in general obligation issues and the majority of the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 19% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, we focus on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our wholesale and consumer businesses. Total deposits at March 31, 2024 were $17.3 billion, an increase of $460.3 million or approximately 11.0% (annualized) from December 31, 2023. Total deposits increased $578.3 million in interest-bearing deposits, which includes a $116.9 million increase in brokered deposits, partially offset by a $118.0 million decrease in demand deposits, as customers continued to move funds from lower to higher yielding products. Refer to “Deposits” within this Item 2 for additional information on this topic.

Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. Additional sources of liquidity available to us include our capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, the Federal Reserve Discount Window, the purchase of brokered certificates of deposit, corporate line of credit with a large correspondent bank, and debt and capital issuance. Management believes our overall liquidity to be sufficient to satisfy our depositors’ requirements and to meet our customers’ credit needs.

We closely monitor changes in the industry and market conditions that may impact our liquidity and will use other borrowing means or other liquidity and funding strategies sources to fund our liquidity needs as needed. We are also closely tracking the potential impacts on our liquidity of declines in the fair value of our securities portfolio due to changing market interest rates and developments in the banking industry that may change the availability of traditional sources of liquidity or market expectations with respect to available sources and amounts of additional liquidity.

As of March 31, 2024, our liquid assets totaled $5.6 billion or 26.1% of total assets, and liquid earning assets totaled $5.4 billion or 28.1% of total earning assets. We also provide asset liquidity by managing loan and securities maturities and cash flows. As of March 31, 2024, loan payments of approximately $4.8 billion or 30.6% of total loans as of March 31, 2024 are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $319.0 million or 10.2% of total investments as of March 31, 2024 are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

For additional information and the available balances on various lines of credit, please refer to Note 6 “Borrowings” in Part I, Item 1 of this Quarterly Report. In addition to lines of credit, we may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. For additional information on cash requirements for known contractual and other obligations, please refer to “Capital Resources” within this Item 2.

Cash Requirements

Our cash requirements, outside of lending transactions, consist primarily of borrowings, debt and capital instruments which are used as part of our overall liquidity and capital management strategy. We expect that the cash required to repay these obligations will be sourced from future debt and capital issuances and from other general liquidity sources as described above under “Liquidity” within this Item 2.

The following table presents our contractual obligations related to our major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of March 31, 2024 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$250,000	$—	$250,000
Trust preferred capital notes (1)	155,159	—	155,159
Leases (2)	113,548	10,009	103,539
Repurchase agreements	66,405	66,405	—
Total contractual obligations	$585,112	$76,414	$508,698

(1) Excludes related unamortized premium/discount and interest payments.

(2) Represents lease payments due on non-cancellable operating leases at March 31, 2024. Excluded from these tables are variable lease payments or renewals.

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

For a summary of our total commitments with off-balance sheet risk see Note 7 “Commitments and Contingencies” in Part I, Item I of this Quarterly Report.

We are also a lessor in sales-type and direct financing leases for equipment, as noted in Note 5 “Leases” in Part I, Item I of this Quarterly Report. Our future commitments related to the aforementioned leases totaled $530.6 million and $472.7 million, respectively, at March 31, 2024 and December 31, 2023.

Impact of Inflation and Changing Prices

Our financial statements included in Item I “Financial Statements” of this Quarterly Report have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due to inflation. Inflation affects our results of operations mainly through increased operating costs, but since nearly all of our assets and liabilities are monetary in nature, changes in interest rates generally affect our financial condition to a greater degree than changes in the rate of inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Management reviews pricing of our products and services, in light of current and expected costs due to inflation, to seek to mitigate the inflationary impact on our financial performance.

LOAN PORTFOLIO

LHFI, net of deferred fees and costs, totaled $15.9 billion at March 31, 2024 and $15.6 billion at December 31, 2023. Commercial real estate and commercial and industrial loans represented our largest loan categories at both March 31, 2024 and December 31, 2023.

The following table presents the remaining maturities, based on contractual maturity, by loan type, and by rate type (variable or fixed), net of deferred fees and costs, as of March 31, 2024 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$1,246,251	$338,128	$637,095	$519,394	$114,479	$3,222	$271,028	$211,672	$30,902	$28,454
Commercial Real Estate - Owner Occupied	1,981,613	172,098	647,704	184,727	448,317	14,660	1,161,811	648,421	509,556	3,834
Commercial Real Estate - Non-Owner Occupied	4,225,018	481,938	2,329,285	1,251,898	1,077,387	—	1,413,795	1,181,282	226,315	6,198
Multifamily Real Estate	1,074,957	294,682	546,682	238,763	307,919	—	233,593	194,270	39,323	—
Commercial & Industrial	3,561,971	559,944	1,858,030	1,730,732	108,079	19,219	1,143,997	763,900	377,163	2,934
Residential 1-4 Family - Commercial	515,667	56,178	127,119	60,925	61,624	4,570	332,370	271,759	50,854	9,757
Residential 1-4 Family - Consumer	1,081,094	377	213,988	2,028	26,317	185,643	866,729	8,193	70,582	787,954
Residential 1-4 Family - Revolving	616,951	18,871	484,548	25,376	101,721	357,451	113,532	6,122	40,474	66,936
Auto	440,118	3,499	—	—	—	—	436,619	298,852	137,767	—
Consumer	113,414	13,572	14,530	11,996	2,208	326	85,312	42,088	30,562	12,662
Other Commercial	994,574	49,977	165,618	12,136	153,482	—	778,979	285,665	377,922	115,392
Total LHFI	$15,851,628	$1,989,264	$7,024,599	$4,037,975	$2,401,533	$585,091	$6,837,765	$3,912,224	$1,891,420	$1,034,121

We remain committed to originating soundly underwritten loans to qualifying borrowers within our markets. We seek to mitigate risks attributable to our most highly concentrated portfolios—commercial real estate and commercial and industrial—through our credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as through our seasoned bankers that focus on lending to borrowers with proven track records in markets that we are familiar with.

Our loan portfolio includes credit exposures in the commercial real estate market. Our non-owner occupied commercial real estate loans represented 26.7% of total LHFI at both March 31, 2024 and December 31, 2023, which includes office loans of $779.0 million or 4.9% of total LHFI and $775.0 million or 5.0% of total LHFI, respectively. We proactively monitor our non-owner occupied office exposure and we believe the portfolio is geographically diverse and granular. We do not currently finance large, high-rise, or major metropolitan central business district office buildings.

ASSET QUALITY

Overview

At March 31, 2024 and December 31, 2023, nonaccrual LHFI was $36.4 million and $36.9 million, respectively, while NPAs as a percentage of LHFI totaled 0.23% and 0.24%, respectively. Net charge-offs were $4.9 million for the three months ended March 31, 2024, compared to net charge-offs of $4.6 million for the same period in the prior year. Our ACL at March 31, 2024 increased $3.3 million from December 31, 2023 to $151.8 million, reflecting the impact of loan growth and continued uncertainty in the economic outlook on certain portfolios.

We continue to experience historically low levels of NPAs; however, the economic environment in our footprint could be impacted by elevated inflation, even as inflation rates begin to improve, and the potential impact of interest rate changes as the Federal Reserve continues to evaluate monetary policy moves, which could increase NPAs in future periods. We continue to refrain from originating or purchasing loans from foreign entities, and we selectively originate loans to higher risk borrowers. Our loan portfolio generally does not include exposure to option adjustable-rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans, or mortgage loans with initial teaser rates, which are all considered higher risk instruments.

Nonperforming Assets

At March 31, 2024 and December 31, 2023, NPAs included nonaccrual LHFI of $36.4 million and $36.9 million, respectively, representing a decrease of $471,000. Our NPAs as a percentage of total outstanding LHFI at March 31, 2024 and December 31, 2023 were 0.23% and 0.24%, respectively.

The following table shows a summary of asset quality balances and related ratios as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2024	2023
Nonaccrual LHFI	$36,389	$36,860
Foreclosed properties	29	29
Total NPAs	36,418	36,889
LHFI past due 90 days and accruing interest	11,445	13,863
Total NPAs and LHFI past due 90 days and accruing interest	$47,863	$50,752

Balances
Allowance for loan and lease losses	$136,190	$132,182
Allowance for credit losses	151,772	148,451
Average LHFI, net of deferred fees and costs	15,732,599	14,949,487
LHFI, net of deferred fees and costs	15,851,628	15,635,043

Ratios
Nonaccrual LHFI to total LHFI	0.23%	0.24%
NPAs to total LHFI	0.23%	0.24%
NPAs & LHFI 90 days past due and accruing interest to total LHFI	0.30%	0.32%
NPAs to total LHFI & foreclosed property	0.23%	0.24%
NPAs & LHFI 90 days past due and accruing interest to total LHFI & foreclosed property	0.30%	0.32%
ALLL to nonaccrual LHFI	374.26%	358.61%
ALLL to nonaccrual LHFI & LHFI 90 days past due and accruing interest	284.71%	260.60%
ACL to nonaccrual LHFI	417.08%	402.74%

NPAs include nonaccrual LHFI, which totaled $36.4 million at March 31, 2024, a net decrease of $471,000 from December 31, 2023. The following table shows the activity in nonaccrual LHFI for the quarters ended (dollars in thousands):

	March 31,	December 31,
	2024	2023
Beginning Balance	$36,860	$27,038
Net customer payments	(1,583)	(11,850)
Additions	5,047	23,091
Charge-offs	(3,935)	(987)
Loans returning to accruing status	—	(432)
Ending Balance	$36,389	$36,860

The following table presents the composition of nonaccrual LHFI and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual LHFI, as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2024	2023
Construction and Land Development	$342	$348
Commercial Real Estate - Owner Occupied	2,888	3,001
Commercial Real Estate - Non-owner Occupied	10,335	12,616
Commercial & Industrial	6,480	4,556
Residential 1-4 Family - Commercial	1,790	1,804
Residential 1-4 Family - Consumer	10,990	11,098
Residential 1-4 Family - Revolving	3,135	3,087
Auto	429	350
Total	$36,389	$36,860
Coverage Ratio(1)	374.26%	358.61%

(1) Represents the ALLL divided by nonaccrual LHFI.

Past Due Loans

At March 31, 2024, past due LHFI still accruing interest totaled $50.7 million or 0.32% of total LHFI, compared to $48.4 million or 0.31% of total LHFI at December 31, 2023. Of the total past due LHFI still accruing interest, $11.4 million or 0.07% of total LHFI were loans past due 90 days or more at March 31, 2024, compared to $13.9 million or 0.09% of total LHFI at December 31, 2023.

Troubled Loan Modifications

As of March 31, 2024, TLMs were not significant at approximately $36,000. As of March 31, 2023, we had TLMs with an amortized cost basis of $20.5 million. There was no material allowance on TLMs for both March 31, 2024 and 2023. As of March 31, 2024 and 2023, there was $1.1 million and $4.4 million, respectively, of unfunded commitments on loans modified and designated as TLMs.

Net Charge-offs

For the first quarter of 2024, net charge-offs were $4.9 million or 0.13% of total average LHFI on an annualized basis, compared to net charge-offs of $4.6 million or 0.13% for the same quarter last year. The net charge-offs in the first quarter of 2024 were primarily related to two credit relationships, which were previously reserved for in the prior quarter’s ACL.

Provision for Credit Losses

We recorded a provision for credit losses of $8.2 million for the first quarter of 2024, a decrease of $3.7 million compared to the provision for credit losses of $11.9 million recorded during the same quarter of 2023. The change in provision for credit losses primarily reflects the higher impact of economic uncertainty in the prior quarter and the same quarter last year.

Allowance for Credit Losses

At March 31, 2024, the ACL was $151.8 million and included an ALLL of $136.2 million and a reserve for unfunded commitments of $15.6 million. The ACL at March 31, 2024 increased $3.3 million from December 31, 2023, primarily due to loan growth in the first quarter of 2024 and the impact of continued uncertainty in the economic outlook on certain portfolios.

The following table summarizes the ACL as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2024	2023
Total ALLL	$136,190	$132,182
Total Reserve for Unfunded Commitments	15,582	16,269
Total ACL	$151,772	$148,451

ALLL / total LHFI	0.86%	0.85%
ACL / total LHFI	0.96%	0.95%

The following table summarizes net charge-off activity by loan segment as of the periods ended (dollars in thousands):

	Three Months Ended
	March 31, 2024
	Commercial	Consumer	Total
Loans charged-off	$(4,939)	$(955)	$(5,894)
Recoveries	533	444	977
Net charge-offs	$(4,406)	$(511)	$(4,917)
Net charge-offs to average loans(1)	0.13%	0.09%	0.13

	Three Months Ended
	March 31, 2023
	Commercial	Consumer	Total
Loans charged-off	$(5,007)	$(719)	$(5,726)
Recoveries	515	652	1,167
Net charge-offs	$(4,492)	$(67)	$(4,559)
Net charge-offs to average loans(1)	0.15%	0.01%	0.13

(1) Annualized

The following table summarizes the ALLL activity by loan segment and the percentage of the loans portfolio that the related ALLL covers as of the quarters ended (dollars in thousands):

	March 31, 2024			December 31, 2023
	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL	$110,528	$25,662	$136,190	$105,896	$26,286	$132,182
Loan %(1)	85.8%	14.2%	100.0%	85.3%	14.7%	100.0%
ALLL to total LHFI	0.81%	1.14%	0.86%	0.79%	1.14%	0.85%

(1) The percentage represents the loan balance divided by LHFI.

The increase in the ALLL from the prior year for the Commercial segment is primarily due to loan growth during 2024, and the impact of continued uncertainty in the economic outlook on certain portfolios.  The decrease in the ALLL from the prior year for the Consumer segment reflects the impact of the run-off in the third-party lending and auto portfolios.

DEPOSITS

As of March 31, 2024, our total deposits were $17.3 billion, an increase of $460.3 million or 11.0% (annualized) from December 31, 2023. Total interest-bearing deposits consisted of interest checking accounts, money market, savings, time deposits, and brokered deposits. Our total time deposit balances with customers totaled $3.0 billion and accounted for 23.61% of total interest-bearing customer deposits at March 31, 2024, compared to $2.8 billion and 23.1% at December 31, 2023. We expect to continue to use purchased brokered deposits as part of our overall liquidity management strategy, on an as needed basis, which are generally purchased through nationally recognized networks. At March 31, 2024, our brokered deposits totaled $665.3 million, a $116.9 million increase from December 31, 2023.

The following table presents the deposit balances, including brokered deposits, by major category as of the quarters ended (dollars in thousands):

	March 31, 2024		December 31, 2023
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Interest checking accounts	$4,753,485	27.5%	$4,697,819	27.9%
Money market accounts	4,104,282	23.7%	3,850,679	22.9%
Savings accounts	895,213	5.2%	909,223	5.4%
Customer time deposits of $250,000 and over	721,155	4.2%	674,939	4.0%
Other customer time deposits	2,293,800	13.3%	2,173,904	12.9%
Time Deposits	3,014,955	17.5%	2,848,843	16.9%
Total interest-bearing customer deposits	12,767,935	73.9%	12,306,564	73.1%
Brokered deposits	665,309	3.9%	548,384	3.3%
Total interest-bearing deposits	$13,433,244	77.8%	$12,854,948	76.4%
Demand deposits	3,845,191	22.2%	3,963,181	23.6%
Total Deposits (1)	$17,278,435	100.0%	$16,818,129	100.0%

(1) Includes estimated uninsured deposits of $5.9 billion and $5.8 billion as of March 31, 2024 and December 31, 2023, respectively, and collateralized deposits of $771.2 million and $861.6 million as of March 31, 2024 and December 31, 2023, respectively.

Maturities of time deposits in excess of FDIC insurance limits were as follows for the quarters ended (dollars in thousands):

	March 31, 2024	December 31, 2023
3 Months or Less	$61,450	$141,146
Over 3 Months through 6 Months	73,485	62,006
Over 6 Months through 12 Months	105,747	32,672
Over 12 Months	56,223	43,865
Total	$296,905	$279,689

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which financial institutions can exercise greater or longer control in comparison with deposits and borrowed funds. Our management reviews our capital adequacy on an ongoing basis with reference to size, composition, and quality of our resources and consistency with regulatory requirements and industry standards. We seek to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, while allowing us to effectively leverage our capital to maximize return to shareholders.

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

The table summarizes our regulatory capital and related ratios as of the periods ended (2) (dollars in thousands):

	March 31,	December 31,	March 31,
	2024	2023	2023
Common equity Tier 1 capital	$ 1,816,076	$ 1,790,183	$ 1,690,040
Tier 1 capital	1,982,433	1,956,539	1,856,396
Tier 2 capital	525,138	508,278	489,827
Total risk-based capital	2,507,571	2,464,817	2,346,224
Risk-weighted assets	18,406,940	18,184,252	17,049,045
Capital ratios:
Common equity Tier 1 capital ratio	9.87%	9.84%	9.91%
Tier 1 capital ratio	10.77%	10.76%	10.89%
Total capital ratio	13.62%	13.55%	13.76%
Leverage ratio (Tier 1 capital to average assets)	9.62%	9.63%	9.38%
Capital conservation buffer ratio (1)	4.77%	4.76%	4.89%
Common equity to total assets	11.14%	11.29%	11.31%
Tangible common equity to tangible assets (+)	7.05%	7.15%	6.91%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(2) All ratios and amounts at March 31, 2024 are estimates and subject to change pending the filing of our FR Y9-C. All other periods are presented as filed.

(+) Refer to “Non-GAAP Financial Measures” within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with GAAP.

For more information about our off-balance sheet obligations and cash requirements, refer to “Liquidity” within this Item 2.

NON-GAAP FINANCIAL MEASURES

In this Quarterly Report, we have provided supplemental performance measures on a tax-equivalent, tangible, operating, adjusted or pre-tax pre-provision basis. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare our financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. We use the non-GAAP financial measures discussed herein in our analysis of our performance. Management believes that these non-GAAP financial measures provide additional understanding of ongoing operations, enhance comparability of our results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in our underlying performance.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023
Interest Income (FTE)
Interest and dividend income (GAAP)	$262,915	$217,546
FTE adjustment	3,721	3,788
Interest and dividend income (FTE) (non-GAAP)	$266,636	$221,334
Average earning assets	$19,089,393	$18,238,088
Yield on interest-earning assets (GAAP)	5.54%	4.84%
Yield on interest-earning assets (FTE) (non-GAAP)	5.62%	4.92%
Net Interest Income (FTE)
Net interest income (GAAP)	$147,825	$153,443
FTE adjustment	3,721	3,788
Net interest income (FTE) (non-GAAP)	$151,546	$157,231
Noninterest income (GAAP)	25,552	9,628
Total revenue (FTE) (non-GAAP)	$177,098	$166,859
Average earning assets	$19,089,393	$18,238,088
Net interest margin (GAAP)	3.11%	3.41%
Net interest margin (FTE) (non-GAAP)	3.19%	3.50%

Tangible assets and tangible common equity are used in the calculation of certain profitability, capital, and per share ratios. We believe tangible assets, tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which we believe will assist investors in assessing our capital and our ability to absorb potential losses. We believe tangible common equity is an important indication of our ability to grow organically and through business combinations as well as our ability to pay dividends and to engage in various capital management strategies.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Tangible Assets
Ending Assets (GAAP)	$21,378,120	$21,166,197	$20,103,370
Less: Ending goodwill	925,211	925,211	925,211
Less: Ending amortizable intangibles	17,288	19,183	24,482
Ending tangible assets (non-GAAP)	$20,435,621	$20,221,803	$19,153,677
Tangible Common Equity
Ending Equity (GAAP)	$2,548,928	$2,556,327	$2,440,236
Less: Ending goodwill	925,211	925,211	925,211
Less: Ending amortizable intangibles	17,288	19,183	24,482
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$1,440,072	$1,445,576	$1,324,186
Average equity (GAAP)	$2,568,243	$2,430,711	$2,423,600
Less: Average goodwill	925,211	925,211	925,211
Less: Average amortizable intangibles	18,198	20,192	25,588
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$1,458,478	$1,318,952	$1,306,445
Common equity to total assets (GAAP)	11.14%	11.29%	11.31%
Tangible common equity to tangible assets (non-GAAP)	7.05%	7.15%	6.91%
Book value per common share (GAAP)	$31.88	$32.06	$30.53

Adjusted operating measures exclude, as applicable, merger-related costs, a FDIC special assessment, a legal reserve associated with our previously disclosed settlement with the CFPB, and gain (loss) on sale of securities. We believe these non-GAAP adjusted measures provide investors with important information about the continuing economic results of our operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Adjusted Operating Earnings & EPS
Net income (GAAP)	$49,769	$35,653
Plus: Merger-related costs, net of tax	1,563	—
Plus: FDIC special assessment, net of tax	664	—
Plus: Legal reserve, net of tax	—	3,950
Less: Gain (loss) on sale of securities, net of tax	2	(10,586)
Adjusted operating earnings (non-GAAP)	$51,994	$50,189
Less: Dividends on preferred stock	2,967	2,967
Adjusted operating earnings available to common shareholders (non-GAAP)	$49,027	$47,222

Weighted average common shares outstanding, diluted	75,197,376	74,835,514
Earnings per common share, diluted (GAAP)	$0.62	$0.44
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.65	$0.63

Adjusted operating noninterest expense excludes, as applicable, expenses related to the amortization of intangible assets, merger-related costs, a FDIC special assessment, and a legal reserve associated with our previously disclosed settlement with the CFPB. Adjusted operating noninterest income excludes gain (loss) on sale of securities. These measures are similar to the measures we use when analyzing corporate performance and are also similar to the measure used for incentive compensation. We believe this adjusted measure provides investors with important information about the continuing economic results of our operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$105,273	$108,274
Less: Amortization of intangible assets	1,895	2,279
Less: Merger-related costs	1,874	—
Less: FDIC special assessment	840	—
Less: Legal reserve	—	5,000
Adjusted operating noninterest expense (non-GAAP)	$100,664	$100,995
Noninterest income (GAAP)	$25,552	$9,628
Less: Gain (loss) on sale of securities	3	(13,400)
Adjusted operating noninterest income (non-GAAP)	$25,549	$23,028

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Sensitivity

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Our market risk is composed primarily of interest rate risk. Our ALCO is responsible for reviewing our interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. Our Board of Directors reviews and approves the policies established by our ALCO.

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

The following table represents the interest rate sensitivity on our net interest income across the rate paths modeled for balances as of the quarterly periods ended:

	Change In Net Interest Income
	March 31,	December 31,	March 31,
	2024	2023	2023
	%	%	%
Change in Yield Curve:
+300 basis points	5.68	4.41	7.91
+200 basis points	3.97	3.20	5.01
+100 basis points	2.12	1.79	2.06
Most likely rate scenario	—	—	—
-100 basis points	(2.85)	(1.68)	(4.75)
-200 basis points	(6.28)	(3.92)	(8.94)
-300 basis points	(9.85)	(7.62)	(11.46)

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

From a net interest income perspective, we were more asset sensitive as of March 31, 2024 compared to our position as of December 31, 2023. This shift is due, in part, to the changing market characteristics of certain loan and deposit products and, in part, due to various other balance sheet strategies. We were less asset sensitive as of March 31, 2024 compared to our position as of March 31, 2023. This shift is due, in part, to the changing market characteristics of certain loan and deposit products and, in part, due to various other balance sheet strategies. We expect net interest income to increase with an immediate increase or shock in market rates. In a decreasing interest rate environment, we would expect a decline in net interest income as interest-earning assets re-price more quickly than interest-bearing deposits.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances as of the periods ended:

	Change In Economic Value of Equity
	March 31,	December 31,	March 31,
	2024	2023	2023
	%	%	%
Change in Yield Curve:
+300 basis points	(9.46)	(8.11)	(11.44)
+200 basis points	(6.58)	(5.36)	(7.91)
+100 basis points	(3.38)	(2.53)	(4.05)
Most likely rate scenario	—	—	—
-100 basis points	2.23	2.34	3.01
-200 basis points	3.18	3.07	5.30
-300 basis points	2.21	0.76	5.90

As of March 31, 2024, our economic value of equity is generally less asset sensitive in a rising interest rate environment compared to our positions as of December 31, 2023 and March 31, 2023, primarily due to the composition of our Consolidated Balance Sheets and also due to the pricing characteristics and assumptions of certain deposits. A decrease in interest rates may have an adverse impact if our asset yields reprice faster than our deposits or if we are not able to reduce our deposit rates in a declining rate scenario.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2024, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of our operations, we are party to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on our business or the financial condition or results of operations.

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it was considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies. In March 2023, the CFPB commenced settlement discussions with us, and on December 7, 2023, the Bank entered into a Consent Order with the CFPB to resolve the matter. A copy of the Consent Order is available on the CFPB’s website. The terms of the Consent Order require, among other things, that the Bank submit a redress plan to the CFPB pursuant to which the Bank will pay restitution in an amount of at least $5.0 million to certain current and former customers of the Bank who opted-in to the Bank’s discretionary overdraft service during a specified time period and pay a $1.2 million civil monetary penalty. See Note 7, “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” in Part I, Item I of this Quarterly Report for additional information.

ITEM 1A – RISK FACTORS

During the quarter ended March 31, 2024, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K.

An investment in our securities involves risks. In addition to the other information set forth in this Quarterly Report, including the information addressed under “Forward-Looking Statements,” investors in our securities should carefully consider the risk factors discussed in our 2023 Form 10-K. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations, and capital position and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of our securities could decline.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

As of March 31, 2024, we did not have an authorized share repurchase program in effect.

The following information describes our common stock repurchases for the three months ended March 31, 2024:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
January 1 - January 31, 2024	20,868	35.26	—	—
February 1 - February 29, 2024	55,820	33.40	—	—
March 1 - March 31, 2024	2,427	34.82	—	—
Total	79,115	33.93	—

_________________________________________

(1) For the three months ended March 31, 2024, 79,115 shares were withheld upon vesting of restricted shares granted to our employees in order to satisfy tax withholding obligations.

ITEM 5 – OTHER INFORMATION

Other Information

Given the timing of the following event, the following information is included in this Quarterly Report pursuant to Item 5.02 of Form 8-K, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers” in lieu of filing a Form 8-K.

As discussed in our proxy statement for our 2024 annual meeting of shareholders, as part of our executive compensation program, we provide annual cash incentive awards under our Management Incentive Plan (the “MIP”). On April 26, 2024, the Compensation Committee of our Board of Directors reviewed and approved an amendment to Appendix A of the MIP that adds a relative return on tangible common equity (“ROTCE”) performance modifier to the MIP that will be set by the Compensation Committee each year. The relative ROTCE performance modifier will measure performance relative to the proxy peer group we use to annually assess the competitiveness of our compensation arrangements. For 2024, the relative ROTCE performance modifier will be applied against the calculated absolute performance of the four corporate performance measures under the MIP as follows:

	Threshold	Target	Superior
Modifier	0.5x	1.0x	1.5x
Relative Rank	<=25th	50th	>=75th

Actual performance between threshold, target and superior performance levels will be calculated using straight line interpolation, and cash payments under the MIP will continue to be capped at 200% of each executive’s target incentive award.

The preceding description of the MIP does not purport to be complete and is qualified in its entirety by the MIP, which is attached hereto as Exhibit 10.12 and incorporated herein by reference.

Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

3.2

Amended and Restated Bylaws of Atlantic Union Bankshares Corporation, effective as of December 6, 2023 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on December 8, 2023).

10.12	Management Incentive Plan (re-filed to update Appendix A thereto).

10.25

Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards with a relative TSR performance measure granted on or after February 22, 2024) (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K filed on February 22, 2024).

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

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended March 31, 2024 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: May 2, 2024	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: May 2, 2024	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)