Form 10-Q
period 2024-06-30
Atlantic Union Bankshares Corp
filed 2024-08-06
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of July 30, 2024 was 89,782,844.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

In this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “we”, “us”, and “our” refer to Atlantic Union Bankshares Corporation and its direct and indirect subsidiaries, including Atlantic Union Bank.

2023 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2023
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALCO	–	Asset liability management committee
ALLL	–	Allowance for loan and lease losses, a component of ACL
American National	–	American National Bankshares Inc.
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
AUB	–	Atlantic Union Bankshares Corporation
the Bank	–	Atlantic Union Bank
BOLI	–	Bank-owned life insurance
bps	–	Basis points
BTFP	–	Bank Term Funding Program
CDI	–	Core deposit intangibles
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
CME SOFR	–	Chicago Mercantile Exchange Secured Overnight Financing Rate
the Company	–	Atlantic Union Bankshares Corporation and its subsidiaries
CRE	–	Commercial real estate
depositary shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

EPS	–	Earnings per common share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
FHLB	–	Federal Home Loan Bank of Atlanta
FHLMC	–	Federal Home Loan Mortgage Corporation
FNB	–	FNB Corporation
FNMA	–	Federal National Mortgage Association
FOMC	–	Federal Open Market Committee
FRB	–	Federal Reserve Bank of Richmond
FR Y9-C	–	Consolidated financial statements for a U.S. bank holding company, a savings and loan holding company, a U.S. intermediate holding company, and a securities holding company
FTE	–	Fully taxable equivalent
GAAP	–	Accounting principles generally accepted in the United States
GNMA	–	Government National Mortgage Association
HTM	–	Held to maturity
LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
MBS	–	Mortgage-Backed Securities
merger agreement	–	Agreement and Plan of Merger dated July 24, 2023 by and between Atlantic Union Bankshares Corporation and American National Bankshares Inc.
merger	–	The merger of American National Bankshares Inc. with and into Atlantic Union Bankshares Corporation pursuant to the merger agreement

MFC	–	Middleburg Financial Corporation
NPA	–	Nonperforming assets
NYSE	–	New York Stock Exchange
OCI	–	Other comprehensive (loss) income
PCD	–	Purchased credit deteriorated
ROU asset	–	Right of Use Asset
RPAs	–	Risk Participation Agreements
SEC	–	Securities and Exchange Commission
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SOFR	–	Secured Overnight Financing Rate
TLM	–	Troubled loan modification
VFG	–	Virginia Financial Group, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(Dollars in thousands, except share data)

	June 30,	December 31,
	2024	2023
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$233,065	$196,754
Interest-bearing deposits in other banks	207,129	167,601
Federal funds sold	5,820	13,776
Total cash and cash equivalents	446,014	378,131
Securities available for sale, at fair value	2,555,723	2,231,261
Securities held to maturity, at carrying value	810,450	837,378
Restricted stock, at cost	125,308	115,472
Loans held for sale	12,906	6,710
Loans held for investment, net of deferred fees and costs	18,347,190	15,635,043
Less: allowance for loan and lease losses	158,131	132,182
Total loans held for investment, net	18,189,059	15,502,861
Premises and equipment, net	114,987	90,959
Goodwill	1,207,484	925,211
Amortizable intangibles, net	95,980	19,183
Bank owned life insurance	489,550	452,565
Other assets	713,952	606,466
Total assets	$24,761,413	$21,166,197
LIABILITIES
Noninterest-bearing demand deposits	$4,527,248	$3,963,181
Interest-bearing deposits	15,473,629	12,854,948
Total deposits	20,000,877	16,818,129
Securities sold under agreements to repurchase	64,585	110,833
Other short-term borrowings	725,500	810,000
Long-term borrowings	416,649	391,025
Other liabilities	510,116	479,883
Total liabilities	21,717,727	18,609,870
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	118,475	99,147
Additional paid-in capital	2,273,312	1,782,286
Retained earnings	1,034,313	1,018,070
Accumulated other comprehensive loss	(382,587)	(343,349)
Total stockholders' equity	3,043,686	2,556,327
Total liabilities and stockholders' equity	$24,761,413	$21,166,197

Common shares outstanding	89,769,734	75,023,327
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$285,198	$205,172	$519,796	$395,165
Interest on deposits in other banks	2,637	1,014	3,918	2,507
Interest and dividends on securities:
Taxable	24,886	15,565	43,765	32,317
Nontaxable	8,167	8,496	16,323	17,804
Total interest and dividend income	320,888	230,247	583,802	447,793
Interest expense:
Interest on deposits	122,504	65,267	224,368	117,100
Interest on short-term borrowings	8,190	8,044	16,351	15,607
Interest on long-term borrowings	5,660	4,852	10,725	9,558
Total interest expense	136,354	78,163	251,444	142,265
Net interest income	184,534	152,084	332,358	305,528
Provision for credit losses	21,751	6,069	29,989	17,920
Net interest income after provision for credit losses	162,783	146,015	302,369	287,608
Noninterest income:
Service charges on deposit accounts	9,086	8,118	17,655	16,020
Other service charges, commissions and fees	1,967	1,693	3,698	3,439
Interchange fees	3,126	2,459	5,420	4,784
Fiduciary and asset management fees	6,907	4,359	11,745	8,620
Mortgage banking income	1,193	449	2,060	1,303
(Loss) gain on sale of securities	(6,516)	2	(6,513)	(13,398)
Bank owned life insurance income	3,791	2,870	7,037	5,698
Loan-related interest rate swap fees	1,634	2,316	2,850	3,755
Other operating income	2,624	1,931	5,413	3,603
Total noninterest income	23,812	24,197	49,365	33,824
Noninterest expenses:
Salaries and benefits	68,531	62,019	130,413	122,547
Occupancy expenses	7,836	6,094	14,462	12,450
Furniture and equipment expenses	3,805	3,565	7,114	7,317
Technology and data processing	10,274	8,566	18,401	16,708
Professional services	4,377	4,433	7,458	7,847
Marketing and advertising expense	2,983	2,817	5,301	5,168
FDIC assessment premiums and other insurance	4,675	4,074	9,818	7,973
Franchise and other taxes	5,013	4,499	9,514	8,997
Loan-related expenses	1,275	1,619	2,598	3,171
Amortization of intangible assets	5,995	2,216	7,889	4,494
Merger-related costs	29,778	—	31,652	—
Other expenses	5,463	5,759	10,659	17,262
Total noninterest expenses	150,005	105,661	$255,279	$213,934
Income before income taxes	36,590	64,551	96,455	107,498
Income tax expense	11,429	9,310	21,525	16,604
Net Income	$25,161	$55,241	74,930	90,894
Dividends on preferred stock	2,967	2,967	5,934	5,934
Net income available to common shareholders	22,194	52,274	68,996	84,960

Basic earnings per common share	$0.25	$0.70	$0.84	$1.13
Diluted earnings per common share	$0.25	$0.70	$0.84	$1.13
Dividends declared per common share	$0.32	$0.30	$0.64	$0.60
Basic weighted average number of common shares outstanding	89,768,466	74,995,450	82,482,790	74,914,247
Diluted weighted average number of common shares outstanding	89,768,466	74,995,557	82,482,921	74,915,977

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$25,161	$55,241	$74,930	$90,894
Other comprehensive (loss) income:
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $95 and $4,340 for the three months and $2,820 and $694 for the six months ended June 30, 2024 and 2023, respectively)	(357)	(16,325)	(10,610)	(2,611)
AFS securities:
Unrealized holding losses arising during period (net of tax, $3,433 and $8,651 for the three months and $8,883 and $126 for the six months ended June 30, 2024 and 2023, respectively)	(12,917)	(32,544)	(33,417)	(476)
Reclassification adjustment for losses (gains) included in net income (net of tax, $1,368 and $0 for the three months and $1,368 and $2,814 for the six months ended June 30, 2024 and 2023, respectively) (1)	5,148	(2)	5,145	10,584
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax) (2)	(3)	(2)	(5)	(5)
Bank owned life insurance:
Unrealized holding (losses) gains arising during the period	—	—	(16)	10
Reclassification adjustment for gains included in net income (3)	(160)	(61)	(335)	(83)
Other comprehensive (loss) income:	(8,289)	(48,934)	(39,238)	7,419
Comprehensive income	$16,872	$6,307	$35,692	$98,313

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2023	$99,147	$173	$1,782,286	$1,018,070	$(343,349)	$2,556,327
Net Income				49,769		49,769
Other comprehensive loss (net of taxes of $8,182)					(30,949)	(30,949)
Dividends on common stock ($0.32 per share)				(24,027)		(24,027)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (189,503 shares)	252		(2,458)			(2,206)
Stock-based compensation expense			2,981			2,981
Balance - March 31, 2024	$99,399	$173	$1,782,809	$1,040,845	$(374,298)	$2,548,928
Net Income				25,161		25,161
Other comprehensive loss (net of taxes of $2,161)					(8,289)	(8,289)
Issuance of common stock in regard to acquisition (14,349,239 shares)	19,052		486,694			505,746
Dividends on common stock ($0.32 per share)				(28,726)		(28,726)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (17,363 shares)	24		117			141
Stock-based compensation expense			3,692			3,692
Balance - June 30, 2024	$118,475	$173	$2,273,312	$1,034,313	$(382,587)	$3,043,686

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2022	$98,873	$173	$1,772,440	$919,537	$(418,286)	$2,372,737
Net Income				35,653		35,653
Other comprehensive income (net of taxes of $14,983)					56,353	56,353
Dividends on common stock ($0.30 per share)				(22,417)		(22,417)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (149,684 shares)	199		(1,654)			(1,455)
Stock-based compensation expense			2,332			2,332
Balance - March 31, 2023	$99,072	$173	$1,773,118	$929,806	$(361,933)	$2,440,236
Net Income				55,241		55,241
Other comprehensive loss (net of taxes of $12,992)					(48,934)	(48,934)
Dividends on common stock ($0.30 per share)				(22,498)		(22,498)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (11.822 shares)	16		89			105
Stock-based compensation expense			3,287			3,287
Balance - June 30, 2023	$99,088	$173	$1,776,494	$959,582	$(410,867)	$2,424,470

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Dollars in thousands)

	2024	2023
Operating activities:
Net income	$74,930	$90,894
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29,989	17,920
Depreciation of premises and equipment	6,288	6,696
Amortization, net	11,613	12,718
Amortization related to acquisitions, net	25,913	2,548
Losses on securities sales, net	6,513	13,398
BOLI income	(7,037)	(5,698)
Writedown of ROU assets, foreclosed properties, and equipment	—	1,342
Loans held for sale:
Originations and purchases	(90,967)	(73,849)
Proceeds from sales	87,389	66,781
Changes in operating assets and liabilities:
Net increase in other assets	(11,299)	(2,041)
Net increase in other liabilities	9,319	4,661
Net cash provided by operating activities	142,651	135,370
Investing activities:
Securities AFS and restricted stock:
Purchases	(504,305)	(125,356)
Proceeds from sales	517,517	600,101
Proceeds from maturities, calls, and paydowns	117,669	88,625
Securities HTM:
Purchases	—	(13,826)
Proceeds from maturities, calls, and paydowns	24,854	10,092
Net change in other investments	(10,379)	(5,451)
Net increase in LHFI	(579,753)	(621,913)
Net purchases of premises and equipment	(3,094)	(3,226)
Proceeds from BOLI settlements	301	353
Proceeds from sales of foreclosed properties and former bank premises	—	4,810
Net cash received in acquisition	54,988	—
Net cash used in investing activities	(382,202)	(65,791)
Financing activities:
Net increase (decrease) in:
Non-interest-bearing deposits	412,655	(572,933)
Interest-bearing deposits	185,967	1,053,222
Short-term borrowings	(229,084)	(388,976)
Common stock:
Issuance	227	474
Dividends paid	(58,687)	(50,849)
Vesting of restricted stock, net of shares held for taxes	(3,644)	(2,198)
Net cash provided by financing activities	307,434	38,740
Increase in cash and cash equivalents	67,883	108,319
Cash, cash equivalents and restricted cash at beginning of the period	378,131	319,948
Cash, cash equivalents and restricted cash at end of the period	$446,014	$428,267

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Dollars in thousands)

	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$242,863	$135,422
Income taxes	3,278	853

Supplemental schedule of noncash investing and financing activities
Transfer from LHFS to LHFI	—	645
Transfers from loans to foreclosed properties	201	—
Transfers from bank premises to foreclosed properties	8,553	—
Issuance of common stock in exchange for net assets in acquisitions	505,402	—

Transactions related to acquisitions
Assets acquired	2,948,016	—
Liabilities assumed	2,724,816	—

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL, the fair value of financial instruments, and the fair values associated with assets acquired and liabilities assumed in a business combination. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other period.

On April 1, 2024, the Company completed its acquisition of American National. American National’s results of operations are included in the Company’s consolidated results since the date of acquisition.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2023 Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. None of these reclassifications had a material effect on the Company’s financial statements. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2023 Form 10-K and this Note 1 for additional information on the Company’s significant accounting policies. Except as set forth below with respect to acquisition accounting, there have not been any significant changes to the Company’s accounting policies from those disclosed in the Company’s 2023 Form 10-K that could have a material effect on the Company’s financial statements.

Acquisition Accounting

The Company accounts for its mergers and acquisitions that qualify as a business combination under ASC 805, Business Combinations, which requires the use of the acquisition method of accounting, resulting in all identifiable assets acquired and liabilities assumed being recorded at their fair values as of the acquisition date, with the acquisition and merger-related transaction expenses and restructuring costs expensed in the period incurred. The determination of fair values requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. The results of operations of the acquired entity are included in the consolidated statement of income from the acquisition date.

The Company evaluates acquired loans at the acquisition date and classifies them as either – (1) loans that have experienced a more-than insignificant amount of credit deterioration since origination (“PCD” loans) or (2) loans that have not experienced a more-than an insignificant amount of credit deterioration since origination (“non-PCD” loans). At acquisition, the allowance on PCD loans is booked directly to the ACL using the Company’s existing ACL methodology, but there is no initial impact to net income. Subsequent to acquisition, future changes in estimates of expected credit losses on PCD loans are recognized as provision expense (or reversal of provision expense). The ACL for non-PCD loans is recognized as provision expense in the same reporting period as the business acquisition, using the Company’s existing ACL methodology. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial

Statements and Supplementary Data” in the Company’s 2023 Form 10-K for additional information on the Company’s accounting policy over acquired loans and ACL.

Under ASC 805, the Company may adjust provisional fair values of assets acquired and liabilities assumed in a business combination for a measurement period of up to one year from the acquisition date if additional information about the facts and circumstances that existed as of the acquisition date becomes available. Any future measurement period adjustments, if necessary, will be recognized in the reporting period in which the adjustment amount is determined.

See also Note 2 “Acquisitions” in this Form 10-Q for additional discussion of the Company’s acquisitions.

2. ACQUISITIONS

American National Acquisition

On April 1, 2024, the Company completed its previously announced merger with American National, the holding company for American National Bank and Trust Company, headquartered in Danville, Virginia. Under the terms of the merger agreement, at the effective time of the merger, each outstanding share of American National common stock was converted into 1.35 shares of the Company’s common stock, resulting in 14.3 million additional shares issued, or aggregate consideration of $505.5 million, based on the closing price per share of the Company’s common stock as quoted on NYSE on March 28, 2024, which was the last trading day prior to the consummation of the acquisition. With the acquisition of American National, the Company acquired 26 branches, deepening its presence in central and western Virginia, and expanding its franchise into contiguous markets in southern Virginia and in North Carolina.

As a result of the American National acquisition, the Company recognized preliminary goodwill of $282.3 million, which reflects expected synergies and economies of scale from the merger, allocated between the Company’s Wholesale Banking ($206.1 million) and Consumer Banking ($76.2 million) reporting segments, which is not deductible for tax purposes. While the Company believes that the information available on April 1, 2024 provided a reasonable basis for estimating fair value, the Company may obtain additional information and evidence during the measurement period that could result in changes to the estimated fair value amounts and associated goodwill. Valuations subject to change include, but are not limited to: LHFI, identified intangible assets, certain deposits, income taxes, and certain other assets and liabilities. Subsequent adjustments, if necessary, will be reflected in future filings. The following table provides a preliminary assessment of the consideration transferred and the fair value of the assets acquired and liabilities assumed as of the date of the acquisition (dollars in thousands).

Purchase price consideration		$505,473

Fair value of assets acquired:
Cash and cash equivalents	$55,060
Securities AFS	507,764
LHFS	2,611
LHFI	2,151,546
Premises and equipment	35,802
CDI and other intangibles	84,687
Bank owned life insurance	30,627
Other assets	79,919
Total assets	$2,948,016

Fair value of liabilities assumed:
Deposits	$2,583,089
Short-term borrowings	98,336
Long-term borrowings	24,967
Other liabilities	18,424
Total liabilities	$2,724,816

Fair value of net assets acquired		$223,200
Preliminary goodwill		$282,273

The Company assessed the fair value based on the following methods for the significant assets acquired and liabilities assumed:

Cash and cash equivalents: The fair value was determined to approximate the carrying amount based on the short-term nature of these assets.

Securities AFS: The fair value of the investment portfolio was based on quoted market prices and dealer quotes and pricing obtained from independent pricing services.

LHFS: The LHFS portfolio was recorded at fair value based on quotes or bids from third parties.

LHFI: Fair values for LHFI were estimated using a discounted cash flow analysis that considered factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates. The discount rates used for loans were based on current market rates for new originations of comparable loans and factored in adjustments for any expected liquidity events. Expected cash flows were derived using inputs that considered estimated credit losses and prepayments.

Premises and equipment: The fair value of bank premises and equipment held for use was valued by obtaining recent market data for similar property types with adjustments for characteristics of individual properties.

CDI and other intangibles: CDI represents the future economic benefit of acquired customer deposits. The fair value of the CDI asset was estimated based on a discounted cash flow methodology that incorporated expected customer attrition rates, cost of deposit base, net maintenance cost associated with customer deposits, and the cost for alternative funding sources. The discount rates used were based on market rates. Other intangibles include customer relationship intangible assets and non-compete intangible assets. Customer relationship intangible assets represent the value associated with customer relationships related to the wealth management business that was acquired. Non-compete intangible assets represent the value associated with non-compete agreements for former employees in place at the date of the acquisition.

BOLI: The fair value of BOLI is carried at its current cash surrender value, which is the most reasonable estimate of fair value.

Deposits: The fair value of interest bearing and non-interest bearing deposits is the amount payable on demand at the acquisition date. The fair value of time deposits was estimated using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.

Short-Term Borrowings: Acquired short term borrowings consist of FHLB overnight borrowings and borrowings under repurchase agreements. The fair value of the short-term borrowings was determined to approximate the carrying amounts.

Long-Term Borrowings: The fair values of the Company’s long-term borrowings, including trust preferred securities, were estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

The following table presents for illustrative purposes only certain pro forma information as if the Company had acquired American National on January 1, 2023. These results combine the historical results of American National in the Company's Consolidated Statements of Income and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2023. No adjustments have been made to the pro forma results regarding possible revenue enhancements, provision for credit losses, or expense efficiencies. Pro forma adjustments below include the net impact of American National’s accretion and the elimination of merger-related costs, as disclosed below. The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition, which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma		Pro forma
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024 (2)	2023 (3)	2024 (2)	2023 (3)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenues (1)	$208,346	$212,406	$392,345	$413,412
Net income available to common shareholders (4)	$46,430	$64,450	$99,831	$111,177

(1) Includes net interest income and noninterest income.

(2) Includes the net impact of American National’s accretion adjustments of $5.0 million for the six months ended June 30, 2024. There were no pro forma net accretion adjustments for the three months ended June 30, 2024.

(3) Includes the net impact of American National’s accretion adjustments of $5.0 million and $9.9 million for the three and six months ended June 30, 2023, respectively.

(4) For the three and six months ended June 30, 2024, excludes merger-related costs associated with the acquisition of American National as noted below.

Merger-related costs associated with the acquisition of American National were $24.2 million and $25.8 million, net of tax, for the three and six months ended June 30, 2024, respectively; there were no merger-related costs associated with the acquisition of American National during the first six months of 2023. Such costs include employee severance, professional fees, system conversion, and lease and contract termination expenses, which have been expensed as incurred, and are recorded in “Merger-related costs” on the Company’s Consolidated Statements of Income.

The Company’s operating results for the three and six months ended June 30, 2024 include the operating results of the acquired assets and assumed liabilities of American National subsequent to the acquisition on April 1, 2024. Due to the merging of certain processes and the conversion of American National’s systems during the second quarter of 2024, historical reporting for the former American National operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

3. SECURITIES AND OTHER INVESTMENTS

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of June 30, 2024 are as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2024
U.S. government and agency securities	$65,328	$—	$(78)	$65,250
Obligations of states and political subdivisions	600,467	9	(131,091)	469,385
Corporate and other bonds (1)	289,123	250	(17,569)	271,804
Commercial MBS
Agency	290,895	377	(43,817)	247,455
Non-agency	78,267	10	(2,036)	76,241
Total commercial MBS	369,162	387	(45,853)	323,696
Residential MBS
Agency	1,547,394	762	(223,054)	1,325,102
Non-agency	103,143	389	(4,851)	98,681
Total residential MBS	1,650,537	1,151	(227,905)	1,423,783
Other securities	1,805	—	—	1,805
Total AFS securities	$2,976,422	$1,797	$(422,496)	$2,555,723

(1) Other bonds include asset-backed securities.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of December 31, 2023 are as follows (dollars in thousands):

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

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value(2)	Losses	Value	Losses
June 30, 2024
U.S. government and agency securities	$63,583	$(49)	$1,584	$(29)	$65,167	$(78)
Obligations of states and political subdivisions	26,598	(2,454)	437,301	(128,637)	463,899	(131,091)
Corporate and other bonds(1)	67,638	(319)	143,787	(17,250)	211,425	(17,569)
Commercial MBS
Agency	49,908	(195)	143,907	(43,622)	193,815	(43,817)
Non-agency	34,606	(822)	40,520	(1,214)	75,126	(2,036)
Total commercial MBS	84,514	(1,017)	184,427	(44,836)	268,941	(45,853)
Residential MBS
Agency	142,153	(755)	943,832	(222,299)	1,085,985	(223,054)
Non-agency	42,418	(128)	31,608	(4,723)	74,026	(4,851)
Total residential MBS	184,571	(883)	975,440	(227,022)	1,160,011	(227,905)
Total AFS securities	$426,904	$(4,722)	$1,742,539	$(417,774)	$2,169,443	$(422,496)

December 31, 2023
U.S. government and agency securities	$—	$—	$1,980	$(34)	$1,980	$(34)
Obligations of states and political subdivisions	11,758	(2,090)	455,931	(109,361)	467,689	(111,451)
Corporate and other bonds(1)	89,450	(531)	144,155	(19,243)	233,605	(19,774)
Commercial MBS
Agency	35,665	(547)	143,657	(40,634)	179,322	(41,181)
Non-agency	—	—	64,778	(1,965)	64,778	(1,965)
Total commercial MBS	35,665	(547)	208,435	(42,599)	244,100	(43,146)
Residential MBS
Agency	59,707	(491)	1,011,809	(205,144)	1,071,516	(205,635)
Non-agency	9,022	(41)	40,085	(5,786)	49,107	(5,827)
Total residential MBS	68,729	(532)	1,051,894	(210,930)	1,120,623	(211,462)
Total AFS securities	$205,602	$(3,700)	$1,862,395	$(382,167)	$2,067,997	$(385,867)

(1) Other bonds include asset-backed securities.

(2) Comprised of 761 and 757 individual securities as of June 30, 2024 and December 31, 2023, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at June 30, 2024 and December 31, 2023 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s MBS are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating. The Company’s AFS investment portfolio is generally highly-rated or agency backed. At June 30, 2024 and December 31, 2023, all AFS securities were current with no securities past due or on non-accrual, and no ACL was held against the Company’s AFS securities portfolio.

The following table presents the amortized cost and estimated fair value of AFS securities as of the periods ended, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$44,020	$43,708	$52,427	$51,936
Due after one year through five years	209,438	207,620	150,271	149,545
Due after five years through ten years	332,192	309,850	282,309	261,720
Due after ten years	2,390,772	1,994,545	2,130,529	1,768,060
Total AFS securities	$2,976,422	$2,555,723	$2,615,536	$2,231,261

Refer to Note 8 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements and for other purposes as permitted or required by law as of June 30, 2024 and December 31, 2023.

Accrued interest receivable on AFS securities totaled $10.9 million and $9.5 million at June 30, 2024 and December 31, 2023, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2024 and 2023, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

Held to Maturity

The Company reports HTM securities on the Company’s Consolidated Balance Sheets at carrying value. Carrying value is amortized cost, which includes any unamortized unrealized gains and losses recognized in AOCI prior to reclassifying the securities from AFS securities to HTM securities. The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of June 30, 2024 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
June 30, 2024
Obligations of states and political subdivisions	$694,772	$1,015	$(31,356)	$664,431
Corporate and other bonds(1)	3,804	—	(130)	3,674
Commercial MBS
Agency	27,273	—	(6,024)	21,249
Non-agency	21,775	6	(653)	21,128
Total commercial MBS	49,048	6	(6,677)	42,377
Residential MBS
Agency	39,409	—	(6,468)	32,941
Non-agency	23,417	19	(387)	23,049
Total residential MBS	62,826	19	(6,855)	55,990
Total HTM securities	$810,450	$1,040	$(45,018)	$766,472

(1) Other bonds include asset-backed securities.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2023 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
December 31, 2023
Obligations of states and political subdivisions	$699,189	$6,175	$(23,464)	$681,900
Corporate and other bonds(1)	4,349	—	(100)	4,249
Commercial MBS
Agency	27,477	—	(5,570)	21,907
Non-agency	24,503	37	(449)	24,091
Total commercial MBS	51,980	37	(6,019)	45,998
Residential MBS
Agency	40,562	—	(5,713)	34,849
Non-agency	41,298	122	(342)	41,078
Total residential MBS	81,860	122	(6,055)	75,927
Total HTM securities	$837,378	$6,334	$(35,638)	$808,074

(1) Other bonds include asset-backed securities.

The following table presents the amortized cost of HTM securities as of the periods ended, by security type and credit rating (dollars in thousands):

	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	subdivisions	bonds	securities	securities
June 30, 2024
Credit Rating:
AAA/AA/A	$684,104	$—	$8,301	$692,405
BBB/BB/B	1,155	—	—	1,155
Not Rated – Agency(1)	—	—	66,823	66,823
Not Rated – Non-Agency(2)	9,513	3,804	36,750	50,067
Total	$694,772	$3,804	$111,874	$810,450
December 31, 2023
Credit Rating:
AAA/AA/A	$688,499	$—	$9,720	$698,219
BBB/BB/B	1,166	—	—	1,166
Not Rated – Agency(1)	—	—	68,039	68,039
Not Rated – Non-Agency(2)	9,524	4,349	56,081	69,954
Total	$699,189	$4,349	$133,840	$837,378

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

	June 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$5,333	$5,291	$3,065	$3,058
Due after one year through five years	14,017	14,151	34,093	34,613
Due after five years through ten years	83,225	80,084	45,919	45,263
Due after ten years	707,875	666,946	754,301	725,140
Total HTM securities	$810,450	$766,472	$837,378	$808,074

Refer to Note 8 Commitments and Contingencies within this Item 1 of this Quarterly Report for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of June 30, 2024 and December 31, 2023.

Accrued interest receivable on HTM securities totaled $8.4 million at both June 30, 2024 and December 31, 2023, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2024 and 2023, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. At June 30, 2024 and December 31, 2023, the Company’s HTM securities were all current, with no securities past due or on non-accrual. The Company’s HTM securities ACL was immaterial at June 30, 2024 and December 31, 2023.

Restricted Stock, at cost

The FHLB required the Bank to maintain stock in an amount equal to 4.75% of outstanding borrowings and a specific percentage of the member’s total assets at June 30, 2024 and December 31, 2023, respectively. The FRB requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. At June 30, 2024 and December 31, 2023, restricted stock consists of FRB stock in the amount of $73.6 million and $67.0 million, respectively, and FHLB stock in the amount of $51.7 million and $48.4 million, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and six months ended June 30, (dollars in thousands):

	Three Months Ended	Six Months Ended
	2024	2024
Realized gains (losses)(1):
Gross realized gains	$9	$12
Gross realized losses	(6,525)	(6,525)
Net realized losses	$(6,516)	$(6,513)

Proceeds from sales of securities	$455,574	$517,517

	Three Months Ended	Six Months Ended
	2023	2023
Realized gains (losses)(1):
Gross realized gains	$2	$1,348
Gross realized losses	—	(14,746)
Net realized gains (losses)	$2	$(13,398)

Proceeds from sales of securities	$41,635	$600,101

(1) Includes gains (losses) on sales and calls of securities.

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables exclude LHFS. The Company’s LHFI are stated at their face amount, net of deferred fees and costs and includes loan balances as of June 30, 2024, associated with the American National acquisition that closed on April 1, 2024, and consisted of the following as of the periods ended (dollars in thousands):

	June 30, 2024	December 31, 2023
Construction and Land Development	$1,454,545	$1,107,850
CRE – Owner Occupied	2,397,700	1,998,787
CRE – Non-Owner Occupied	4,906,285	4,172,401
Multifamily Real Estate	1,353,024	1,061,997
Commercial & Industrial	3,944,723	3,589,347
Residential 1-4 Family – Commercial	737,687	522,580
Residential 1-4 Family – Consumer	1,251,033	1,078,173
Residential 1-4 Family – Revolving	718,491	619,433
Auto	396,776	486,926
Consumer	115,541	120,641
Other Commercial	1,071,385	876,908
Total LHFI, net of deferred fees and costs(1)	18,347,190	15,635,043
Allowance for loan and lease losses	(158,131)	(132,182)
Total LHFI, net	$18,189,059	$15,502,861

(1) Total loans included unamortized premiums and discounts, and unamortized deferred fees and costs totaling $241.4 million and $79.7 million as of June 30, 2024 and December 31, 2023, respectively

Refer to Note 1 “Summary of Significant Accounting Policies” and Note 2 “Acquisitions” within Item 1 of this Quarterly Report for further information about the American National acquisition.

Accrued interest receivable on LHFI totaled $81.2 million and $72.5 million, respectively, at June 30, 2024 and December 31, 2023. Accrued interest receivable write-offs were not material to the Company’s consolidated financial statements for the three and six months ended June 30, 2024 and 2023.

The following table shows the aging of the Company’s LHFI portfolio by class at June 30, 2024 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,450,793	$1,689	$155	$764	$1,144	$1,454,545
CRE – Owner Occupied	2,388,480	3,450	72	1,047	4,651	2,397,700
CRE – Non-Owner Occupied	4,892,919	1,316	—	1,309	10,741	4,906,285
Multifamily Real Estate	1,350,556	1,694	632	141	1	1,353,024
Commercial & Industrial	3,938,285	2,154	192	684	3,408	3,944,723
Residential 1-4 Family – Commercial	733,664	873	689	678	1,783	737,687
Residential 1-4 Family – Consumer	1,235,298	1,331	1,960	1,645	10,799	1,251,033
Residential 1-4 Family – Revolving	710,701	2,518	795	1,449	3,028	718,491
Auto	392,131	3,463	565	263	354	396,776
Consumer	114,667	385	309	176	4	115,541
Other Commercial	1,063,632	289	—	7,464	—	1,071,385
Total LHFI, net of deferred fees and costs	$18,271,126	$19,162	$5,369	$15,620	$35,913	$18,347,190
% of total loans	99.59%	0.10%	0.02%	0.09%	0.20%	100.00%

The following table shows the aging of the Company’s LHFI portfolio by class at December 31, 2023 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,107,183	$270	$24	$25	$348	$1,107,850
CRE – Owner Occupied	1,991,632	1,575	—	2,579	3,001	1,998,787
CRE – Non-Owner Occupied	4,156,089	545	184	2,967	12,616	4,172,401
Multifamily Real Estate	1,061,851	—	146	—	—	1,061,997
Commercial & Industrial	3,579,657	4,303	49	782	4,556	3,589,347
Residential 1-4 Family – Commercial	518,150	567	676	1,383	1,804	522,580
Residential 1-4 Family – Consumer	1,053,255	7,546	1,804	4,470	11,098	1,078,173
Residential 1-4 Family – Revolving	611,584	2,238	1,429	1,095	3,087	619,433
Auto	480,557	4,737	872	410	350	486,926
Consumer	119,487	770	232	152	—	120,641
Other Commercial	870,339	6,569	—	—	—	876,908
Total LHFI, net of deferred fees and costs	$15,549,784	$29,120	$5,416	$13,863	$36,860	$15,635,043
% of total loans	99.45%	0.19%	0.03%	0.09%	0.24%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status with no related ALLL as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2024	2023
CRE – Owner Occupied	$1,321	$—
CRE – Non-Owner Occupied	8,699	4,835
Total LHFI	$10,020	$4,835

There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2024 and 2023. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2023 Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Loan Modifications

See Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2023 Form 10-K for loan modifications to borrowers experiencing financial difficulty and how the Company defines TLMs.

As of June 30, 2024 and 2023, the Company had TLMs with an amortized cost basis of $24.1 million and $31.0 million, respectively.

The following table presents the amortized cost basis of TLMs for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended		Six Months Ended
	2024		2024
	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable
Combination Other-Than-Insignificant Payment Delay and Term Extension
Commercial and Industrial	$1,153	0.03%	$1,153	0.03%
CRE – Non-Owner Occupied	22,351	0.46%	22,351	0.46%
Total Combination Other-Than-Insignificant Payment Delay and Term Extension	$23,504		$23,504

Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$210	0.02%	$386	0.03%
Total Combination - Term Extension and Interest Rate Reduction	$210		$386

Combination - Interest Rate Reduction, Term Extension and Other-Than-Insignificant Pmt Delay
Commercial and Industrial	$206	0.01%	$206	0.01%
Total Combination Interest Rate Reduction, Term Extension and Other-Than-Insignificant Pmt Delay	$206		$206

Total	$23,920		$24,096

	Three Months Ended		Six Months Ended
	2023		2023
	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable
Term Extension
Commercial and Industrial	$5,549	0.16%	$5,549	0.16%
CRE – Non-Owner Occupied	—	—%	19,001	0.46%
Residential 1-4 Family – Consumer	371	0.04%	587	0.06%
Total Term Extension	$5,920		$25,137

Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$604	0.06%	$838	0.08%
Residential 1-4 Family – Revolving	15	NM	16	NM
Total Combination - Term Extension and Interest Rate Reduction	$619		$854

Principal Forgiveness
CRE – Non-Owner Occupied	5,000	0.12%	5,000	0.12%
Total Principal Forgiveness	$5,000		$5,000

Total	$11,539		$30,991

NM = Not Meaningful

The following table describes the financial effects of TLMs on a weighted average basis for TLMs within that loan type for the three and six months ended June 30,:

Three Months Ended
2024

Other-Than-Insignificant Payment Delay and Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 1.0 years to the life of loans.
CRE – Non-Owner Occupied	Added a weighted-average 1.6 years to the life of loans.

Six Months Ended
2024

Other-Than-Insignificant Payment Delay and Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 1.0 years to the life of loans.
CRE – Non-Owner Occupied	Added a weighted-average 1.6 years to the life of loans.

Three Months Ended
2023

Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 0.2 years to the life of loans.
Residential 1-4 Family – Consumer	Added a weighted-average 7.8 years to the life of loans.

Combination - Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family – Consumer	Added a weighted-average 20.1 years to the life of loans and reduced the weighted average contractual interest rate from 8.4% to 7.6%.
Residential 1-4 Family – Revolving	Added a weighted-average 19.1 years to the life of loans and reduced the weighted average contractual interest rate from 10.5% to 7.3%.

Principal Forgiveness
Loan Type	Financial Effect
CRE – Non-Owner Occupied	Reduced the amortized cost basis of loans by $3.5 million.

Six Months Ended
2023

Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 0.2 years to the life of loans.
CRE – Owner Occupied	Added a weighted-average 0.5 years to the life of loans.
Residential 1-4 Family – Consumer	Added a weighted-average 10.7 years to the life of loans.

Combination - Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family – Consumer	Added a weighted-average 20.3 years to the life of loans and reduced the weighted average contractual interest rate from 8.2% to 7.6%.
Residential 1-4 Family – Revolving	Added a weighted-average 19.1 years to the life of loans and reduced the weighted average contractual interest rate from 10.5% to 7.3%.

Principal Forgiveness
Loan Type	Financial Effect
CRE – Non-Owner Occupied	Reduced the amortized cost basis of loans by $3.5 million.

The Company considers a default of a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. During the three and six months ended June 30, 2024 and 2023, the Company did not have any significant loans that went into default that had been modified and designated as TLMs in the twelve-month period prior to the time of default.

The Company monitors the performance of TLMs to determine the effectiveness of the modifications. During the three and six months ended June 30, 2024, the Company did not have any material loans that have been modified and designated as TLMs that were past due. During the three and six months ended June 30, 2023, no loans that had been modified and designated as TLMs were past due.

As of June 30, 2024, there were no unfunded commitments on loans modified and designated as TLMs. As of December 31, 2023, unfunded commitments on loans modified and designated as TLMs were $1.6 million.

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, CRE – Owner Occupied, CRE – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by loan segment for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended			Six Months Ended
	2024			2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$110,528	$25,662	$136,190	$105,896	$26,286	$132,182
Initial Allowance on PCD American National loans	2,609	1,287	3,896	2,609	1,287	3,896
Loans charged-off	(2,094)	(994)	(3,088)	(7,033)	(1,949)	(8,982)
Recoveries credited to allowance	1,057	291	1,348	1,590	735	2,325
Initial Provision - Non-PCD American National loans	11,213	2,016	13,229	11,213	2,016	13,229
Provision charged to operations	7,826	(1,270)	6,556	16,864	(1,383)	15,481
Balance at end of period	$131,139	$26,992	$158,131	$131,139	$26,992	$158,131

	Three Months Ended			Six Months Ended
	2023			2023
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$88,086	$28,426	$116,512	$82,753	$28,015	$110,768
Loans charged-off	(1,794)	(808)	(2,602)	(6,801)	(1,527)	(8,328)
Recoveries credited to allowance	518	517	1,035	1,033	1,169	2,202
Provision charged to operations	6,160	(422)	5,738	15,985	56	16,041
Balance at end of period	$92,970	$27,713	$120,683	$92,970	$27,713	$120,683

The following table presents additional information related to the acquired American National loan portfolio at the acquisition date, including the initial ACL at acquisition on the PCD loans (dollars in thousands):

PCD Loans:
Book value of acquired loans at acquisition	$89,418
Initial ACL at acquisition	(3,896)
Non-credit discount at acquisition	(10,466)
Purchase Price	$75,056
Non-PCD Loans:
Fair Value	$2,073,037
Gross contractual amounts receivable	2,503,707
Estimate of contractual cash flows not expected to be collected	10,887

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

Commercial Loans

The Company uses a risk rating system as the primary credit quality indicator for classes of loans within the Commercial segment. The Company defines pass loans as risk rated 1-5 and criticized loans as risk rated 6-9. See Note 3 “Loans and

Allowance For Loan and Lease Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2023 Form 10-K for information on the Company’s risk rating system.

The table below details the amortized cost and gross write-offs of the classes of loans within the Commercial segment by risk level and year of origination as of June 30, (dollars in thousands):

	2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Construction and Land Development
Pass	$135,747	$466,092	$508,327	$138,785	$23,055	$49,969	$89,616	$1,411,591
Watch	—	2,495	2,125	4,840	79	1,042	—	10,581
Special Mention	—	65	—	107	1,332	2,582	—	4,086
Substandard	—	4,544	853	978	20,585	1,327	—	28,287
Total Construction and Land Development	$135,747	$473,196	$511,305	$144,710	$45,051	$54,920	$89,616	$1,454,545
Current period gross write-off	$—	$—	$(392)	$—	$—	$—	$—	$(392)

CRE – Owner Occupied
Pass	$116,969	$239,609	$280,038	$266,878	$259,742	$1,087,190	$31,700	$2,282,126
Watch	—	562	13,813	953	4,664	37,674	179	57,845
Special Mention	—	6,942	2,502	1,387	443	17,584	2,491	31,349
Substandard	—	165	—	364	1,978	23,873	—	26,380
Total CRE – Owner Occupied	$116,969	$247,278	$296,353	$269,582	$266,827	$1,166,321	$34,370	$2,397,700
Current period gross write-off	$—	$—	$—	$—	$—	$(354)	$—	$(354)

CRE – Non-Owner Occupied
Pass	$154,295	$506,988	$674,662	$870,243	$406,643	$1,962,039	$35,004	$4,609,874
Watch	—	152	1,491	1,665	—	95,635	2	98,945
Special Mention	245	—	21,193	5,201	3,356	42,105	12,826	84,926
Substandard	—	7,522	—	3,211	20,384	81,423	—	112,540
Total CRE – Non-Owner Occupied	$154,540	$514,662	$697,346	$880,320	$430,383	$2,181,202	$47,832	$4,906,285
Current period gross write-off	$—	$—	$—	$—	$(3,386)	$—	$—	$(3,386)

Commercial & Industrial
Pass	$495,029	$797,480	$599,116	$351,324	$151,271	$273,825	$1,029,488	$3,697,533
Watch	975	20,544	85,250	20,567	976	19,616	14,090	162,018
Special Mention	48	100	4,724	1,336	3,487	916	43,834	54,445
Substandard	—	1,509	1,136	1,183	640	4,018	22,241	30,727
Total Commercial & Industrial	$496,052	$819,633	$690,226	$374,410	$156,374	$298,375	$1,109,653	$3,944,723
Current period gross write-off	$—	$(42)	$(239)	$—	$(113)	$(7)	$(861)	$(1,262)

Multifamily Real Estate
Pass	$33,768	$25,817	$195,987	$454,405	$241,880	$342,831	$39,400	$1,334,088
Watch	—	—	1,725	—	—	632	—	2,357
Special Mention	—	—	—	—	250	1,972	—	2,222
Substandard	—	14,216	—	—	—	141	—	14,357
Total Multifamily Real Estate	$33,768	$40,033	$197,712	$454,405	$242,130	$345,576	$39,400	$1,353,024
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 Family – Commercial
Pass	$35,461	$69,298	$140,019	$111,874	$82,056	$268,406	$12,438	$719,552
Watch	—	339	1,076	520	1,156	7,341	103	10,535
Special Mention	—	—	234	220	—	1,841	—	2,295
Substandard	522	55	—	233	620	3,622	253	5,305
Total Residential 1-4 Family – Commercial	$35,983	$69,692	$141,329	$112,847	$83,832	$281,210	$12,794	$737,687
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Other Commercial
Pass	$119,108	$217,824	$183,671	$175,816	$91,019	$180,365	$89,224	$1,057,027
Watch	—	—	174	993	7,215	4,397	—	12,779
Special Mention	—	88	—	—	—	604	—	692
Substandard	—	507	—	—	42	239	99	887
Total Other Commercial	$119,108	$218,419	$183,845	$176,809	$98,276	$185,605	$89,323	$1,071,385
Current period gross write-off	$—	$—	$—	$—	$—	$(1,639)	$—	$(1,639)

Total Commercial
Pass	$1,090,377	$2,323,108	$2,581,820	$2,369,325	$1,255,666	$4,164,625	$1,326,870	$15,111,791
Watch	975	24,092	105,654	29,538	14,090	166,337	14,374	355,060
Special Mention	293	7,195	28,653	8,251	8,868	67,604	59,151	180,015
Substandard	522	28,518	1,989	5,969	44,249	114,643	22,593	218,483
Total Commercial	$1,092,167	$2,382,913	$2,718,116	$2,413,083	$1,322,873	$4,513,209	$1,422,988	$15,865,349
Total current period gross write-off	$—	$(42)	$(631)	$—	$(3,499)	$(2,000)	$(861)	$(7,033)

The table below details the amortized cost and gross write-offs of the classes of loans within the Commercial segment by risk level and year of origination as of December 31, (dollars in thousands):

	2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
Construction and Land Development
Pass	$289,786	$440,473	$192,148	$19,536	$10,934	$38,841	$64,137	$1,055,855
Watch	84	3,611	16,249	—	—	2,127	—	22,071
Special Mention	—	—	4,444	1,332	—	367	—	6,143
Substandard	114	1,244	1,248	20,705	205	265	—	23,781
Total Construction and Land Development	$289,984	$445,328	$214,089	$41,573	$11,139	$41,600	$64,137	$1,107,850
Current period gross write-off	$—	$—	$—	$—	$—	$(11)	$—	$(11)

CRE – Owner Occupied
Pass	$175,627	$257,889	$194,030	$239,549	$259,502	$750,180	$23,689	$1,900,466
Watch	5,919	1,311	4,768	4,422	9,146	27,829	399	53,794
Special Mention	786	849	249	—	5,150	9,549	611	17,194
Substandard	362	—	—	326	—	26,645	—	27,333
Total CRE – Owner Occupied	$182,694	$260,049	$199,047	$244,297	$273,798	$814,203	$24,699	$1,998,787
Current period gross write-off	$—	$—	$—	$—	$—	$(141)	$—	$(141)

CRE – Non-Owner Occupied
Pass	$374,221	$548,262	$710,122	$334,449	$492,782	$1,419,882	$35,276	$3,914,994
Watch	—	1,520	1,690	—	32,326	82,930	—	118,466
Special Mention	—	—	—	—	—	67,001	12,155	79,156
Substandard	4,837	—	2,121	17,956	5,899	28,972	—	59,785
Total CRE – Non-Owner Occupied	$379,058	$549,782	$713,933	$352,405	$531,007	$1,598,785	$47,431	$4,172,401
Current period gross write-off	$—	$—	$—	$—	$—	$(3,528)	$—	$(3,528)

Commercial & Industrial
Pass	$981,290	$617,805	$409,973	$178,578	$122,160	$168,368	$923,359	$3,401,533
Watch	2,708	38,711	512	1,379	18,065	4,943	22,832	89,150
Special Mention	108	32,714	981	3,310	1,722	1,513	19,865	60,213
Substandard	—	146	343	2,000	925	3,181	31,856	38,451
Total Commercial & Industrial	$984,106	$689,376	$411,809	$185,267	$142,872	$178,005	$997,912	$3,589,347
Current period gross write-off	$—	$—	$(101)	$—	$—	$(17)	$(1,812)	$(1,930)

Multifamily Real Estate
Pass	$21,911	$129,854	$321,918	$222,172	$45,879	$250,887	$50,060	$1,042,681
Watch	—	—	—	—	—	914	—	914
Special Mention	—	—	—	250	—	81	—	331
Substandard	14,222	—	—	—	3,703	146	—	18,071
Total Multifamily Real Estate	$36,133	$129,854	$321,918	$222,422	$49,582	$252,028	$50,060	$1,061,997
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 Family – Commercial
Pass	$41,631	$67,495	$77,321	$69,779	$44,498	$203,125	$604	$504,453
Watch	49	387	580	220	757	8,854	107	10,954
Special Mention	47	—	—	—	—	1,302	—	1,349
Substandard	57	—	614	279	624	3,997	253	5,824
Total Residential 1-4 Family – Commercial	$41,784	$67,882	$78,515	$70,278	$45,879	$217,278	$964	$522,580
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Other Commercial
Pass	$201,252	$180,346	$165,732	$114,838	$123,515	$62,284	$9,850	$857,817
Watch	14,355	—	—	32	4	3,977	—	18,368
Special Mention	93	—	—	—	—	630	—	723
Total Other Commercial	$215,700	$180,346	$165,732	$114,870	$123,519	$66,891	$9,850	$876,908
Current period gross write-off	$—	$(101)	$—	$—	$—	$(3,016)	$—	$(3,117)

Total Commercial
Pass	$2,085,718	$2,242,124	$2,071,244	$1,178,901	$1,099,270	$2,893,567	$1,106,975	$12,677,799
Watch	23,115	45,540	23,799	6,053	60,298	131,574	23,338	313,717
Special Mention	1,034	33,563	5,674	4,892	6,872	80,443	32,631	165,109
Substandard	19,592	1,390	4,326	41,266	11,356	63,206	32,109	173,245
Total Commercial	$2,129,459	$2,322,617	$2,105,043	$1,231,112	$1,177,796	$3,168,790	$1,195,053	$13,329,870
Total current period gross write-off	$—	$(101)	$(101)	$—	$—	$(6,713)	$(1,812)	$(8,727)

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost and gross write-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of June 30, (dollars in thousands):

	2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$63,810	$163,573	$298,188	$290,036	$155,933	$263,744	$14	$1,235,298
30-59 Days Past Due	—	48	115	—	71	1,097	—	1,331
60-89 Days Past Due	—	72	406	332	—	1,150	—	1,960
90+ Days Past Due	—	103	—	—	—	1,542	—	1,645
Nonaccrual	—	556	686	952	—	8,605	—	10,799
Total Residential 1-4 Family – Consumer	$63,810	$164,352	$299,395	$291,320	$156,004	$276,138	$14	$1,251,033
Current period gross write-off	$—	$(15)	$(3)	$—	$—	$(18)	$—	$(36)

Residential 1-4 Family – Revolving
Current	$10,174	$37,916	$50,341	$10,964	$4,063	$1,874	$595,369	$710,701
30-59 Days Past Due	—	90	61	—	—	—	2,367	2,518
60-89 Days Past Due	46	—	55	—	—	—	694	795
90+ Days Past Due	—	11	203	—	—	—	1,235	1,449
Nonaccrual	—	54	69	—	47	—	2,858	3,028
Total Residential 1-4 Family – Revolving	$10,220	$38,071	$50,729	$10,964	$4,110	$1,874	$602,523	$718,491
Current period gross write-off	$—	$—	$—	$(27)	$—	$—	$(115)	$(142)

Auto
Current	$1,494	$66,437	$177,166	$86,652	$40,239	$20,143	$—	$392,131
30-59 Days Past Due	—	281	1,340	1,166	440	236	—	3,463
60-89 Days Past Due	—	61	240	105	90	69	—	565
90+ Days Past Due	—	50	129	62	—	22	—	263
Nonaccrual	—	15	158	76	68	37	—	354
Total Auto	$1,494	$66,844	$179,033	$88,061	$40,837	$20,507	$—	$396,776
Current period gross write-off	$—	$(112)	$(394)	$(193)	$(38)	$(39)	$—	$(776)

Consumer
Current	$7,512	$10,696	$17,876	$8,584	$6,986	$33,773	$29,240	$114,667
30-59 Days Past Due	—	60	87	8	18	180	32	385
60-89 Days Past Due	—	11	135	20	—	73	70	309
90+ Days Past Due	—	23	124	16	—	—	13	176
Nonaccrual	—	—	—	—	—	4	—	4
Total Consumer	$7,512	$10,790	$18,222	$8,628	$7,004	$34,030	$29,355	$115,541
Current period gross write-off	$—	$(151)	$(45)	$(26)	$(361)	$(366)	$(46)	$(995)

Total Consumer
Current	$82,990	$278,622	$543,571	$396,236	$207,221	$319,534	$624,623	$2,452,797
30-59 Days Past Due	—	479	1,603	1,174	529	1,513	2,399	7,697
60-89 Days Past Due	46	144	836	457	90	1,292	764	3,629
90+ Days Past Due	—	187	456	78	—	1,564	1,248	3,533
Nonaccrual	—	625	913	1,028	115	8,646	2,858	14,185
Total Consumer	$83,036	$280,057	$547,379	$398,973	$207,955	$332,549	$631,892	$2,481,841
Total current period gross write-off	$—	$(278)	$(442)	$(246)	$(399)	$(423)	$(161)	$(1,949)

The following table details the amortized cost and gross write-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of December 31, (dollars in thousands):

	2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$120,480	$266,261	$265,255	$154,440	$32,591	$214,214	$14	$1,053,255
30-59 Days Past Due	273	2,195	705	249	181	3,943	—	7,546
60-89 Days Past Due	208	—	—	—	—	1,596	—	1,804
90+ Days Past Due	—	—	1,713	—	—	2,757	—	4,470
Nonaccrual	205	875	870	—	38	9,110	—	11,098
Total Residential 1-4 Family – Consumer	$121,166	$269,331	$268,543	$154,689	$32,810	$231,620	$14	$1,078,173
Current period gross write-off	$—	$(16)	$(21)	$—	$(69)	$(95)	$—	$(201)

Residential 1-4 Family – Revolving
Current	$42,593	$54,560	$11,756	$4,348	$937	$1,115	$496,275	$611,584
30-59 Days Past Due	—	14	—	—	39	—	2,185	2,238
60-89 Days Past Due	181	148	—	—	—	26	1,074	1,429
90+ Days Past Due	—	—	—	—	—	—	1,095	1,095
Nonaccrual	—	154	27	51	—	—	2,855	3,087
Total Residential 1-4 Family – Revolving	$42,774	$54,876	$11,783	$4,399	$976	$1,141	$503,484	$619,433
Current period gross write-off	$—	$—	$(3)	$—	$—	$—	$(55)	$(58)

Auto
Current	$77,293	$210,692	$107,568	$52,742	$24,877	$7,385	$—	$480,557
30-59 Days Past Due	526	2,022	1,095	612	292	190	—	4,737
60-89 Days Past Due	61	326	298	58	96	33	—	872
90+ Days Past Due	36	210	24	112	23	5	—	410
Nonaccrual	39	120	63	69	59	—	—	350
Total Auto	$77,955	$213,370	$109,048	$53,593	$25,347	$7,613	$—	$486,926
Current period gross write-off	$(64)	$(487)	$(295)	$(145)	$(69)	$(80)	$—	$(1,140)

Consumer
Current	$12,453	$23,303	$10,442	$7,999	$15,176	$24,056	$26,058	$119,487
30-59 Days Past Due	21	156	28	32	129	366	38	770
60-89 Days Past Due	11	82	40	14	47	21	17	232
90+ Days Past Due	63	72	10	—	—	4	3	152
Total Consumer	$12,548	$23,613	$10,520	$8,045	$15,352	$24,447	$26,116	$120,641
Current period gross write-off	$(43)	$(66)	$(124)	$(851)	$(23)	$(679)	$(83)	$(1,869)

Total Consumer
Current	$252,819	$554,816	$395,021	$219,529	$73,581	$246,770	$522,347	$2,264,883
30-59 Days Past Due	820	4,387	1,828	893	641	4,499	2,223	15,291
60-89 Days Past Due	461	556	338	72	143	1,676	1,091	4,337
90+ Days Past Due	99	282	1,747	112	23	2,766	1,098	6,127
Nonaccrual	244	1,149	960	120	97	9,110	2,855	14,535
Total Consumer	$254,443	$561,190	$399,894	$220,726	$74,485	$264,821	$529,614	$2,305,173
Current period gross write-off	$(107)	$(569)	$(443)	$(996)	$(161)	$(854)	$(138)	$(3,268)

As of June 30, 2024 and December 31, 2023 the Company did not have any significant revolving loans convert to term.

5. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from previous acquisitions. The Company has determined that CDI have finite lives and amortizes them over their estimated useful lives. CDI are being amortized over the period of expected benefit, which ranges from four years to ten years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from four years to ten years, using various methods. The Company concluded that there was no impairment to the goodwill or intangible assets as of the balance sheet date. In the normal course of business, the Company routinely monitors the impact of the changes in the financial markets and includes these assessments in the Company’s impairment process.

The following table provides information on the significant components of goodwill and other acquired intangible assets as of the periods ended (dollars in thousands).

	Gross	Additions:		Net
	Carrying	American National	Accumulated	Carrying
	Value	Acquisition	Amortization	Value
June 30, 2024
Goodwill	$925,211	$282,273	$—	$1,207,484
CDI	85,491	74,410	(75,698)	84,203
Other amortizable intangibles	3,977	10,277	(2,477)	11,777
December 31, 2023
Goodwill	$925,211	$—	$—	$925,211
CDI	85,491	—	(68,599)	16,892
Other amortizable intangibles	3,977	—	(1,686)	2,291

The following table presents the Company’s goodwill and intangible assets by operating segment as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
June 30, 2024
Goodwill (1)	$845,239	$362,245	$—	$1,207,484
Intangible Assets (2)	9,349	883	85,748	95,980
December 31, 2023
Goodwill	$639,180	$286,031	$—	$925,211
Intangible Assets	1,302	989	16,892	19,183

(1) Wholesale Banking and Consumer Banking includes $206.1 million and $76.2 million, respectively, related to the American National acquisition. Refer to Note 2 “Acquisitions” for more information.

(2) Wholesale Banking and Corporate Other includes $8.4 million and $76.3 million, respectively, related to the American National acquisition. Refer to Note 2 “Acquisitions” for more information.

Amortization expense of intangibles for the three months ended June 30, 2024 and 2023 totaled $6.0 million and $2.2 million, respectively. Amortization expense of intangibles for the six months ended June 30, 2024 and 2023 totaled $7.9 million and $4.5 million, respectively. As of June 30, 2024, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining six months of 2024	$11,419
2025	19,950
2026	16,245
2027	12,936
2028	10,151
Thereafter	25,279
Total estimated amortization expense	$95,980

6. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with terms ranging from 5 months to 122 months. At June 30, 2024 and December 31, 2023, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $94.9 million and $84.1 million, respectively. For more information on the Company’s lessor arrangements, refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2023 Form 10-K.

Total net investment in sales-type and direct financing leases consists of the following as of the periods ended (dollars in thousands):

	June 30, 2024	December 31, 2023
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$483,269	$409,264
Unguaranteed residual values, net of unearned income and deferred selling profit	28,397	21,484
Total net investment in sales-type and direct financing leases	$511,666	$430,748

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

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information for the following periods ended (dollars in thousands):

	June 30, 2024		December 31, 2023
	Operating	Finance	Operating	Finance
ROU assets	$76,778	$4,210	$71,788	$4,669
Lease liabilities	81,925	6,417	78,043	7,052
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	11.19	4.58	11.75	5.08
Weighted-average discount rate (1)	6.17%	1.17%	6.21%	1.17%

(1) A lease implicit rate or an incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$39	$46
Operating Cash Flows from Operating Leases	7,084	6,156
Financing Cash Flows from Finance Leases	636	612
ROU assets obtained in exchange for lease obligations:
Operating leases	$2,662	$(241)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net Operating Lease Cost	$3,438	$2,358	$6,546	$4,910
Finance Lease Cost:
Amortization of right-of-use assets	230	230	459	459
Interest on lease liabilities	19	23	39	46

Total Lease Cost	$3,687	$2,611	$7,044	$5,415

The maturities of lessor and lessee arrangements outstanding are presented in the table below for the years ending (dollars in thousands):

	June 30, 2024
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining six months of 2024	$62,279	$7,450	$683
2025	112,320	14,326	1,392
2026	101,889	11,565	1,427
2027	101,721	10,156	1,462
2028	77,100	9,164	1,499
Thereafter	111,743	66,906	128
Total undiscounted cash flows	567,052	119,567	6,591
Less: Adjustments (1)	83,783	37,642	174
Total (2)	$483,269	$81,925	$6,417

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

Total short-term borrowings consist of the following as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2024	2023
Securities sold under agreements to repurchase	$64,585	$110,833
Federal Funds Purchased	—	90,000
FHLB Advances	725,500	720,000
Total short-term borrowings	$790,085	$920,833

Average outstanding balance during the period	$617,444	$573,553
Average interest rate during the period	5.33%	4.73%
Average interest rate at end of period	5.44%	5.15%

The Company maintains federal funds lines with several correspondent banks; the available balance was $592.0 million and $682.0 million, respectively, at June 30, 2024 and December 31, 2023. The Company also maintains an alternate line of credit at a correspondent bank, and the available balance was $25.0 million at both June 30, 2024 and December 31, 2023. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $6.4 billion at June 30, 2024 and $6.2 billion at December 31, 2023. The Company’s secured line of credit capacity totaled $2.7 billion and $1.7 billion, of which $1.7 billion and $988.7 million were available at June 30, 2024 and December 31, 2023, respectively.

Refer to Note 8 “Commitments and Contingencies” for additional information on the Company’s pledged collateral. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and was in compliance with these covenants as of June 30, 2024 and December 31, 2023.

Long-term Borrowings

As part of the American National acquisition, the Company assumed junior subordinated debenture obligations related to several trusts that issued the obligations to several trust preferred capital securities totaling $28.5 million in total principal amount. Refer to the table below for contractual rates and maturity terms.

Total long-term borrowings consist of the following as of June 30, 2024 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR		Rate (3)	Maturity	Investment (4)
Trust Preferred Capital Securities
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75	% (1)	8.35%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40	% (1)	7.00%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73	% (1)	8.33%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10	% (1)	8.70%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10	% (1)	8.70%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65	% (1)	8.25%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50	% (1)	7.10%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55	% (1)	7.15%	7/30/2037	774
MFC Capital Trust II	5,000	2.85	% (1)	8.45%	1/23/2034	155
AMNB Statutory Trust I (5)	20,000	1.35	% (1)	6.95%	6/30/2036	619
MidCarolina Trust I (5)	5,000	3.45	% (2)	8.78%	11/7/2032	155
MidCarolina Trust II (5)	3,500	2.95	% (2)	8.28%	1/7/2034	109
Total Trust Preferred Capital Securities	$179,000					$5,542
Subordinated Debt (6)
2031 Subordinated Debt	250,000	—%		2.875%	12/15/2031
Total Subordinated Debt (7)	$250,000
Fair Value Discount (8)	(17,893)
Investment in Trust Preferred Capital Securities	5,542
Total Long-term Borrowings	$416,649

(1) Three-Month CME SOFR + 0.262%.

(2) Three-Month CME SOFR.

(3) Rate as of June 30, 2024. Calculated using non-rounded numbers.

(4) Represents the junior subordinated debentures owned by the Company in trust and is reported in “Other assets” on the Company’s Consolidated Balance Sheets.

(5) Assumed in the American National acquisition and adjusted to fair value at the time of acquisition.

(6) Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.

(7) Fixed-to-floating rate notes. On December 15, 2026, the interest rate changes to a floating rate of the then current Three-Month Term SOFR plus a spread of 186 bps through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after December 15, 2026.

(8) Remaining discounts of $15.6 million and $2.3 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

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

(6) Remaining discounts of $11.7 million and $2.5 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of June 30, 2024, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
For the remaining six months of 2024	$—	$—	$(731)	$(731)
2025	—	—	(1,481)	(1,481)
2026	—	—	(1,510)	(1,510)
2027	—	—	(1,541)	(1,541)
2028	—	—	(1,575)	(1,575)
Thereafter	184,542	250,000	(11,055)	423,487
Total long-term borrowings	$184,542	$250,000	$(17,893)	$416,649

(1) Includes discount on Trust Preferred Capital Securities and Subordinated Debt.

8. COMMITMENTS AND CONTINGENCIES

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

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it was considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies. In March 2023, the CFPB commenced settlement discussions with the Company to resolve the matter, and on December 7, 2023, the Bank entered into a Consent Order with the CFPB to resolve the matter. As of June 30, 2024, the Company has recorded a probable and estimable liability in connection with this matter.

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

The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold. At June 30, 2024 and December 31, 2023, the Company’s reserve for unfunded commitments and indemnification reserve totaled $17.8 million and $16.5 million, respectively.

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

The following table presents the balances of commitments and contingencies as of the periods ended (dollars in thousands):

	June 30, 2024	December 31, 2023
Commitments with off-balance sheet risk:
Commitments to extend credit(1)	$6,203,472	$5,961,238
Letters of credit	140,342	140,498
Total commitments with off-balance sheet risk	$6,343,814	$6,101,736

(1) Includes unfunded overdraft protection.

As of June 30, 2024 and December 31, 2023, the Company had approximately $205.5 million and $218.5 million, respectively, in deposits in other financial institutions of which $147.5 million and $154.4 million, respectively, served as collateral for cash flow, fair value and loan swap derivatives. The Company had approximately $55.1 million and $60.8 million, respectively, in deposits in other financial institutions that were uninsured at June 30, 2024 and December 31, 2023. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate contracts to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. For the over-the-counter derivatives cleared with the central clearinghouses, the variation margin is treated as a settlement of the related derivatives fair values. Refer to Note 9 “Derivatives” within this Item 1 of this Quarterly Report for additional information.

As part of the Company’s liquidity management strategy, the Company pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged as of the periods ended (dollars in thousands):

	Pledged Assets as of June 30, 2024
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$761,660	$607,944	$—	$1,369,604
Repurchase agreements	—	131,456	—	—	131,456
FHLB advances	—	618,607	9,585	3,605,155	4,233,347
Derivatives	147,492	60,996	—	—	208,488
Federal Reserve Discount Window	—	—	—	1,777,363	1,777,363
Other purposes	—	11,185	—	—	11,185
Total pledged assets	$147,492	$1,583,904	$617,529	$5,382,518	$7,731,443

(1) Balance represents market value.

(2) Balance represents book value.

	Pledged Assets as of December 31, 2023
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$749,398	$621,494	$—	$1,370,892
Repurchase agreements	—	174,075	—	—	174,075
FHLB advances	—	48,718	—	2,960,926	3,009,644
Derivatives	154,382	61,311	—	—	215,693
Federal Reserve Discount Window (3)	—	411,661	17,356	418,468	847,485
Other purposes	—	15,591	—	—	15,591
Total pledged assets	$154,382	$1,460,754	$638,850	$3,379,394	$5,633,380

(1) Balance represents market value.

(2) Balance represents book value.

(3) Includes AFS and HTM securities pledged under the BTFP program.

9. DERIVATIVES

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

The following table summarizes key elements of the Company’s derivative instruments as of the periods ended, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	June 30, 2024			December 31, 2023
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$—	$10,503	$900,000	$1,419	$4,359
Fair value hedges:
Loans	75,589	1,887	—	78,072	1,633	—
Securities	50,000	1,888	—	50,000	1,329	—
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	6,763,406	98,829	215,763	6,595,975	88,646	202,202
Foreign exchange contracts	14,275	7	758	12,726	16	1,219

Cash collateral (received)/pledged (5)	$—	$(15,285)	$—	$—	$(14,879)	$—

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

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of the periods ended (dollars in thousands):

	June 30, 2024		December 31, 2023
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$78,349	$(1,878)	$82,203	$(1,323)
Loans (3)	75,589	(10,652)	78,072	(9,392)

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amount of the designated hedged item at June 30, 2024 and December 31, 2023 totaled $50 million.

(2) Carrying value represents amortized cost.

(3) The fair value of the swaps associated with the derivative related to hedged items at June 30, 2024 and December 31, 2023 was an unrealized gain of $10.8 million and $9.6 million, respectively.

10. STOCKHOLDERS’ EQUITY

Share Repurchase Programs

The Company’s share repurchase program activity is dependent on management’s determination of its capital deployment needs, subject to market, economic, and regulatory conditions. Authorized repurchase programs allow the Company to repurchase its common stock through either open market transactions or privately negotiated transactions. During the quarters ended June 30, 2024 and 2023, there were no active share repurchase programs.

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

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the three and six months ended June 30, 2024 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	(Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI (loss) – March 31, 2024	$(323,035)	$4	$(52,418)	$1,151	$(374,298)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(12,917)	—	(357)	—	(13,274)
Amounts reclassified from AOCI into earnings	5,148	(3)	—	(160)	4,985
Net current period other comprehensive loss	(7,769)	(3)	(357)	(160)	(8,289)
AOCI (loss) – June 30, 2024	$(330,804)	$1	$(52,775)	$991	$(382,587)

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI (loss) – December 31, 2023	$(302,532)	$6	$(42,165)	$1,342	$(343,349)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(33,417)	—	(10,610)	(16)	(44,043)
Amounts reclassified from AOCI into earnings	5,145	(5)	—	(335)	4,805
Net current period other comprehensive loss	(28,272)	(5)	(10,610)	(351)	(39,238)
AOCI (loss) – June 30, 2024	$(330,804)	$1	$(52,775)	$991	$(382,587)

The change in AOCI for the three and six months ended June 30, 2023 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI (loss) – March 31, 2023	$(321,265)	$14	$(40,896)	$214	$(361,933)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(32,544)	—	(16,325)	—	(48,869)
Amounts reclassified from AOCI into earnings	(2)	(2)	—	(61)	(65)
Net current period other comprehensive loss	(32,546)	(2)	(16,325)	(61)	(48,934)
AOCI (loss) – June 30, 2023	$(353,811)	$12	$(57,221)	$153	$(410,867)

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI (loss) – December 31, 2022	$(363,919)	$17	$(54,610)	$226	$(418,286)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassification	(476)	—	(2,611)	10	(3,077)
Amounts reclassified from AOCI into earnings	10,584	(5)	—	(83)	10,496
Net current period other comprehensive income (loss)	10,108	(5)	(2,611)	(73)	7,419
AOCI (loss) – June 30, 2023	$(353,811)	$12	$(57,221)	$153	$(410,867)

11. FAIR VALUE MEASUREMENTS

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

●	AFS Securities: AFS securities are recorded at fair value on a recurring basis. The Company’s investment portfolio is primarily valued using fair value measurements that are Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuations as of June 30, 2024 and December 31, 2023.

The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the fair value disclosure table below.

●	Loans Held for Sale: Residential loans originated for sale in the open market are carried at fair value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

●	Derivative Instruments: The Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to borrower’s performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of MBS by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or be funded. No significant differences were identified during the valuations as of June 30, 2024 and December 31, 2023. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of the periods ended (dollars in thousands):

	Fair Value Measurements at June 30, 2024 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$60,996	$4,254	$—	$65,250
Obligations of states and political subdivisions	—	469,385	—	469,385
Corporate and other bonds(1)	—	271,804	—	271,804
MBS	—	1,747,479	—	1,747,479
Other securities	—	1,805	—	1,805
LHFS	—	12,906	—	12,906
Financial Derivatives(2)	—	102,611	—	102,611

LIABILITIES
Financial Derivatives(2)	$—	$227,024	$—	$227,024

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

●	Cash and Cash Equivalents: The carrying amount is a reasonable estimate of fair value.
●	HTM Securities: The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2; however, there are a few investments that are considered to be Level 3. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuations as of June 30, 2024 and December 31, 2023.

●	Loans and Leases: The fair value of loans and leases were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans and leases. The fair value of performing loans and leases were estimated through use of discounted cash flows. Credit loss assumptions were based on market probability of default/loss given default for loan and lease cohorts. The discount rate was based primarily on recent market origination rates. Fair value of loans and leases individually assessed and their respective levels within the fair value hierarchy are described in the previous section related to fair value measurements of assets that are measured on a nonrecurring basis.
●	Accrued Interest: The carrying amounts of accrued interest approximate fair value.
●	Bank Owned Life Insurance: The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.
●	Deposits: The fair value of demand deposits, savings accounts, brokered deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
●	Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and any other short-term borrowings approximate their fair value. The fair values of the Company’s long-term borrowings, including trust preferred securities are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

The carrying values and estimated fair values of the Company’s financial instruments as of the periods ended are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2024 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$446,014	$446,014	$—	$—	$446,014
AFS securities	2,555,723	60,996	2,494,727	—	2,555,723
HTM securities	810,450	—	765,265	1,207	766,472
Restricted stock	125,308	—	125,308	—	125,308
LHFS	12,906	—	12,906	—	12,906
LHFI, net of deferred fees and costs	18,347,190	—	—	17,668,481	17,668,481
Financial Derivatives (1)	102,611	—	102,611	—	102,611
Accrued interest receivable	101,138	—	101,138	—	101,138
BOLI	489,550	—	489,550	—	489,550

LIABILITIES
Deposits	$20,000,877	$—	$19,975,792	$—	$19,975,792
Borrowings	1,206,734	—	1,136,737	—	1,136,737
Accrued interest payable	24,704	—	24,704	—	24,704
Financial Derivatives (1)	227,023	—	227,023	—	227,023

(1) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at December 31, 2023 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$378,131	$378,131	$—	$—	$378,131
AFS securities	2,231,261	61,311	2,169,950	—	2,231,261
HTM securities	837,378	—	806,834	1,240	808,074
Restricted stock	115,472	—	115,472	—	115,472
LHFS	6,710	—	6,710	—	6,710
LHFI, net of deferred fees and costs	15,635,043	—	—	15,148,256	15,148,256
Financial Derivatives (1)	93,027	—	93,027	—	93,027
Accrued interest receivable	91,370	—	91,370	—	91,370
BOLI	452,565	—	452,565	—	452,565

LIABILITIES
Deposits	$16,818,129	$—	$16,799,791	$—	$16,799,791
Borrowings	1,311,858	—	1,154,694	—	1,154,694
Accrued interest payable	20,528	—	20,528	—	20,528
Financial Derivatives (1)	206,561	—	206,561	—	206,561

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

12. INCOME TAXES

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact our view with regard to the future realization of deferred tax assets. The Company’s bank subsidiary, Atlantic Union Bank, is subject to a bank franchise tax but not state income tax in Virginia, its primary place of business. The Company, its subsidiaries, and Atlantic Union Bank’s non-bank subsidiaries are subject to Virginia income taxes and may be able to utilize existing state deferred tax assets, depending on a number of factors including those entities’ financial results. During the quarter ended June 30, 2024, the Company reviewed its business plan considering the American National acquisition and other business changes and noted shifts within its state income tax footprint and other factors that impacted projected future realization of state deferred tax items, including those attributable to operations in Virginia. As a result, the Company concluded it is more likely than not that the benefit for certain state net operating loss carryforwards will not be realized. The Company recorded a valuation allowance of $4.8 million and recorded an additional income tax expense for the second quarter of 2024.

The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was 31.2% and 14.4%, respectively, and the effective tax rate for the six months ended June 30, 2024 and 2023 was 22.3% and 15.5%. respectively.

13. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

The following table presents basic and diluted EPS calculations for the three and six months ended June 30, (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income
Net Income	$25,161	$55,241	$74,930	$90,894
Less: Preferred Stock Dividends	2,967	2,967	5,934	5,934
Net income available to common shareholders	$22,194	$52,274	$68,996	$84,960

Weighted average shares outstanding, basic	89,768	74,995	82,483	74,914
Dilutive effect of stock awards	—	—	—	2
Weighted average shares outstanding, diluted	89,768	74,995	82,483	74,916

Earnings per common share, basic	$0.25	$0.70	$0.84	$1.13
Earnings per common share, diluted	$0.25	$0.70	$0.84	$1.13

14. SEGMENT REPORTING AND REVENUE

Operating Segments

The Company has two reportable operating segments, Wholesale Banking and Consumer Banking, with corporate support functions and intercompany eliminations being presented within Corporate Other.

Segment Results

The following tables present the Company’s operating segment results for the three and six months ended June 30, (dollars in thousands):

Three Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other	Total
2024
Net interest income	$94,948	$76,009	$13,577	$184,534
Provision for credit losses	20,221	1,539	(9)	21,751
Net interest income after provision for credit losses	74,727	74,470	13,586	162,783
Noninterest income	10,777	15,254	(2,219)	23,812
Noninterest expenses	48,974	64,575	36,456	150,005
Income before income taxes	$36,530	$25,149	$(25,089)	$36,590
2023
Net interest income	$66,133	$63,749	$22,202	$152,084
Provision for credit losses	6,054	32	(17)	6,069
Net interest income after provision for credit losses	60,079	63,717	22,219	146,015
Noninterest income	8,861	12,287	3,049	24,197
Noninterest expenses	41,045	56,730	7,886	105,661
Income before income taxes	$27,895	$19,274	$17,382	$64,551

Six Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other	Total
2024
Net interest income	$175,822	$145,246	$11,290	$332,358
Provision for credit losses	25,587	4,411	(9)	29,989
Net interest income after provision for credit losses	150,235	140,835	11,299	302,369
Noninterest income	19,140	27,869	2,356	49,365
Noninterest expenses	93,273	120,110	41,896	255,279
Income before income taxes	$76,102	$48,594	$(28,241)	$96,455
2023
Net interest income	$133,674	$126,893	$44,961	$305,528
Provision for credit losses	16,543	1,371	6	17,920
Net interest income after provision for credit losses	117,131	125,522	44,955	287,608
Noninterest income	16,275	24,466	(6,917)	33,824
Noninterest expenses	83,168	113,976	16,790	213,934
Income before income taxes	$50,238	$36,012	$21,248	$107,498

The following table presents the Company’s operating segment results for key balance sheet metrics as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
June 30, 2024
LHFI, net of deferred fees and costs (1)	$15,368,668	$3,133,740	$(155,218)	$18,347,190
Goodwill (2)	845,239	362,245	—	1,207,484
Deposits	7,164,846	11,429,244	1,406,787	20,000,877
December 31, 2023
LHFI, net of deferred fees and costs (1)	$12,688,833	$2,958,811	$(12,601)	$15,635,043
Goodwill	639,180	286,031	—	925,211
Deposits	6,403,432	9,816,562	598,135	16,818,129

(1) Corporate Other includes acquisition accounting fair value adjustments.

(2) Wholesale Banking and Consumer Banking includes $206.1 million and $76.2 million, respectively, related to the American National acquisition. Refer to Note 2 “Acquisitions” and Note 5 “Goodwill and Intangible Assets” for more information.

Revenue

Noninterest income disaggregated by major source for the three and six months ended June 30, consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Noninterest income:
Service charges on deposit accounts (1):
Overdraft fees	$5,101	$4,839	$9,849	$9,662
Maintenance fees & other	3,985	3,279	7,806	6,358
Other service charges, commissions, and fees (1)	1,967	1,693	3,698	3,439
Interchange fees(1)	3,126	2,459	5,420	4,784
Fiduciary and asset management fees (1):
Trust asset management fees	3,779	3,103	7,136	6,209
Registered advisor management fees	7	—	7	—
Brokerage management fees	3,121	1,256	4,602	2,411
Mortgage banking income	1,193	449	2,060	1,303
(Loss) gain on sale of securities	(6,516)	2	(6,513)	(13,398)
Bank owned life insurance income	3,791	2,870	7,037	5,698
Loan-related interest rate swap fees	1,634	2,316	2,850	3,755
Other operating income	2,624	1,931	5,413	3,603
Total noninterest income	$23,812	$24,197	$49,365	$33,824

(1) Income within scope of ASC 606, Revenue from Contracts with Customers.

The following tables present noninterest income disaggregated by reportable operating segment for the three and six months ended June 30, (dollars in thousands):

Three Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
2024
Noninterest income:
Service charges on deposit accounts	$2,735	$6,351	$—	$9,086
Other service charges, commissions and fees	416	1,568	(17)	1,967
Fiduciary and asset management fees	5,082	1,825	—	6,907
Mortgage banking income	—	1,193	—	1,193
Other income	2,544	4,317	(2,202)	4,659
Total noninterest income	$10,777	$15,254	$(2,219)	$23,812
2023
Noninterest income:
Service charges on deposit accounts	$2,109	$6,009	$—	$8,118
Other service charges, commissions and fees	296	1,397	—	1,693
Fiduciary and asset management fees	3,033	1,326	—	4,359
Mortgage banking income	—	449	—	449
Other income	3,423	3,106	3,049	9,578
Total noninterest income	$8,861	$12,287	$3,049	$24,197

Six Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
2024
Noninterest income:
Service charges on deposit accounts	$5,346	$12,309	$—	$17,655
Other service charges, commissions and fees	812	2,903	(17)	3,698
Fiduciary and asset management fees	8,368	3,377	—	11,745
Mortgage banking income	—	2,060	—	2,060
Other income	4,614	7,220	2,373	14,207
Total noninterest income	$19,140	$27,869	$2,356	$49,365
2023
Noninterest income:
Service charges on deposit accounts	$4,084	$11,936	$—	$16,020
Other service charges, commissions and fees	741	2,698	—	3,439
Fiduciary and asset management fees	6,067	2,553	—	8,620
Mortgage banking income	—	1,303	—	1,303
Other income	5,383	5,976	(6,917)	4,442
Total noninterest income	$16,275	$24,466	$(6,917)	$33,824

(1) For the three months ended June 30, 2023, other income primarily consists of income from BOLI. For the six months ended

June 30, 2023, other income primarily includes $13.4 million of losses incurred on the sale of AFS securities and income from BOLI.

(2) For the three and six months ended June 30, 2024, other income primarily includes $6.5 million of losses incurred on AFS securities, income from BOLI, and equity method investment income.

15. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through August 6, 2024, the date the financial statements were issued.

On July 25, 2024, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on September 3, 2024 to preferred shareholders of record as of August 19, 2024.

The Company’s Board of Directors also declared a quarterly dividend of $0.32 per share of common stock. The common stock dividend is payable on August 23, 2024 to common shareholders of record as of August 9, 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation and Subsidiaries (the Company) as of June 30, 2024, the related consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and six-month periods ended June 30, 2024 and 2023, the consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 6, 2024

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding our expectations with regard to the benefits of the American National acquisition, statements regarding our future ability to recognize the benefits of certain tax assets, our business, financial and operating results, including our deposit base and funding, the impact of future economic conditions, changes in economic conditions, management’s beliefs regarding our liquidity, capital resources, asset quality, CRE loan portfolio, and customer relationships, and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “seek to,” “potential,” “continue,” “confidence,” or words of similar meaning or other statements concerning opinions or judgment of the Company and our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

●	market interest rates and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs and our loan and securities portfolios;
●	inflation and its impacts on economic growth and customer and client behavior;
●	adverse developments in the financial industry generally, such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior;
●	the sufficiency of liquidity and changes in our capital positions;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which we operate and which our loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth;

●	the impact of purchase accounting with respect to the American National acquisition, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine the fair value and credit marks;
●	the possibility that the anticipated benefits of the American National acquisition, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the recent integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where we do business, or as a result of other unexpected factors or events;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from the American National acquisition;
●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	the quality or composition of our loan or investment portfolios and changes therein;
●	demand for loan products and financial services in our market areas;
●	our ability to manage our growth or implement our growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	our ability to recruit and retain key employees;
●	real estate values in our lending area;
●	changes in accounting principles, standards, rules, and interpretations, and the related impact on our financial statements;
●	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by changing economic conditions, credit concentrations, inflation, changing interest rates, or other factors;
●	concentrations of loans secured by real estate, particularly CRE;
●	the effectiveness of our credit processes and management of our credit risk;
●	our ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	operational, technological, cultural, regulatory, legal, credit, and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash considerations;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as pandemics), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of our borrowers to satisfy their obligations to us, on the value of collateral securing loans, on the demand for our loans or our other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on our liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of our business operations and on financial markets and economic growth;
●	performance by our counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	the effects of legislative or regulatory changes and requirements, including changes in federal, state or local tax laws;
●	actual or potential claims, damages, and fines related to litigation or government actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
●	any event or development that would cause us to conclude that there was an impairment of any asset, including intangible assets, such as goodwill; and
●	other factors, many of which are beyond our control.

Please also refer to such other factors as discussed throughout Part I, Item 1A, “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Form 10-K and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements, and all of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to herein and therein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or our businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made. We do not intend or assume any obligation to update, revise or clarify any forward-looking statements that may be made from time to time by or on behalf of the Company, whether as a result of new information, future events or otherwise, except as required by law.

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

Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. As a result of our merger with American National, which closed on April 1, 2024, we have updated our critical accounting estimates to include acquisition accounting. Accordingly, we have identified the allowance for loan and lease losses, fair value measurements, and acquisition accounting as accounting policies that require the most difficult, subjective, or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change. Therefore, we evaluate these accounting policies and related critical accounting estimates on an ongoing basis and update them as needed. Management has discussed these accounting policies and critical accounting estimates summarized below with the Audit Committee of the Board of Directors.

We provide additional information about our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Form 10-K, other than with respect to acquisition accounting, which we discuss below. Other than as noted above and discussed below, there have been no material changes to our critical accounting policies or the estimates made pursuant to those policies during the most recent quarter from those disclosed in our 2023 Form 10-K.

Our significant accounting policies, other than acquisition accounting, are discussed in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of our 2023 Form 10-K. Our significant accounting policies regarding acquisition accounting are discussed in Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report.

Acquisition Accounting

We account for mergers and acquisitions that qualify as a business combination under ASC 805, Business Combinations, which requires the use of the acquisition method of accounting. Under the acquisition method, we record all identifiable assets acquired, including intangible assets and the liabilities assumed at their fair values as of the acquisition date. Determining fair values of net assets acquired often involves estimates based on third-party valuations, such as appraisals or internal valuations based on discounted cash flow analysis or other valuation techniques. These methodologies are inherently subjective and involve significant assumptions, adjustments, and judgement around the selection of assumptions including, among others, discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The determination of the useful lives over which an intangible asset will be amortized is also subjective. While the selected fair values represent our best estimate of fair value as of the acquisition date, these estimates are inherently uncertain. In addition, the acquisition method of accounting allows for a measurement period to adjust acquisition accounting for up to one year after the acquisition date, for new information that existed at the acquisition date but may not have been known or available at that time. For further information, refer to Note 2 “Acquisitions” in Part I, Item 1 of this Quarterly Report.

The fair value for acquired loans is estimated using a discounted cash flow analysis that considers factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. The fair value adjustment is recorded as a premium or discount to the unpaid principal balance of each acquired loan. PCD loans are loans that have experienced more-than-insignificant credit deterioration since origination and are recorded at the amount paid. An ALLL on PCD loans is determined using the same methodology as other LHFI, however, there is no initial impact to net income to record the allowance at acquisition. The sum of the PCD loan’s purchase price and ALLL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the PCD loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan under ASC 310-20,

Receivables – Nonrefundable Fees and Other Costs. If the PCD loan has revolving privileges, the discount/premium is amortized/accreted using the straight-line method; otherwise, the effective interest method is used. Subsequent changes to the ALLL on PCD loans are recorded through provision expense. The allowance for credit losses for non-PCD loans is recognized as provision expense upon acquisition using the Company’s existing ACL methodology. See Note 2 “Acquisitions” in Part I, Item 1 of this Quarterly Report for additional discussion of American National acquisition.

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

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank had 129 branches and approximately 150 ATMs located throughout Virginia and in portions of Maryland and North Carolina as of June 30, 2024. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of our common stock are traded on the New York Stock Exchange under the symbol "AUB". Additional information is available on our website at https://investors.atlanticunionbank.com. The information contained on our website is not a part of or incorporated into this Quarterly Report.

RESULTS OF OPERATIONS

Merger with American National Bankshares Inc.

On April 1, 2024, we completed our acquisition of American National, the holding company for American National Bank and Trust Company. American National’s results of operations are included in our consolidated results since the date of acquisition, and therefore, our second quarter and first half of 2024 results reflect increased levels of average balances, net interest income, and expense compared to our prior quarter and first half of 2023 results.

Under the terms of the merger agreement, at the effective time of the merger, each outstanding share of American National common stock was converted into 1.35 shares of our common stock. With the acquisition of American National, we acquired 26 branches, deepening our presence in central and western Virginia, and expanding our franchise into contiguous markets in southern Virginia and North Carolina. For more information, reference Note 2 “Acquisitions” in Part I, Item 1 of this Quarterly Report.

Industry Events and Economic Environment

We are continually monitoring the impact of various global and national events on our results of operations and financial condition, including inflation, changes in market interest rates, geopolitical conflicts, and the upcoming elections. The timing and impact of inflation, changes in market interest rates, and the competitive landscape of deposits on our business and results of operations will depend on future developments, which are highly uncertain and difficult to predict. In an effort to combat inflation, the FOMC increased the Federal Funds target rates throughout 2022 and 2023 to its current range of 5.25% to 5.50%. These developments helped drive the increased deposit costs that we continue to experience. While inflation eased in 2023 and into 2024, it remains elevated over the FOMC’s long-run target of 2%. The FOMC has noted that it will carefully assess incoming data, the evolving outlook, and the balance of risks in considering any adjustments to the target range for the Federal Funds rate and that its assessments will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments. The FOMC further noted that it does not expect it will be appropriate to reduce the target range for the Federal Funds rate until the FOMC has gained greater confidence that inflation is moving sustainability toward 2%, but that the FOMC would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the FOMC’s goals. The FOMC also confirmed the continued reduction to the Federal Reserve’s holdings of U.S. Treasury securities and agency debt and agency MBS. We will continue to deploy various asset liability management strategies to seek to manage our risk related to interest rate fluctuations and monitor balance sheet trends, deposit flows, and liquidity needs to ensure that we are able to meet the needs of our customers and maintain financial flexibility. Refer to “Liquidity” within this Item 2 for additional information about our liquidity and “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report for additional information about the Company’s interest rate sensitivity.

Financial institutions continue to deal with macroeconomic and industry-specific headwinds. The higher-for-longer interest rate environment and heightened competition for deposits has led to a continued shift within deposit composition toward higher cost products, although the pace of movement has slowed in recent months. The interest rate environment has also affected the affordability of credit to consumers and businesses, moderating loan demand. At June 30, 2024, our LHFI (net of deferred fees and costs) and total deposits increased from December 31, 2023 by $2.7 billion and $3.2 billion, respectively, and our short-term borrowings decreased by $130.7 million from December 31, 2023, which includes the impact of our acquisition of American National. At June 30, 2024, noninterest bearing deposits comprised 23% of total deposits, compared to 24% at December 31, 2023. As of June 30, 2024, we estimate that approximately 73.1% of our deposits were insured or collateralized, and that we maintained available liquidity sources to cover approximately 113.0% of uninsured and uncollateralized deposits. In addition, to further bolster our funding position, we augmented customer deposit growth by also increasing brokered deposits to $1.3 billion at June 30, 2024, an increase of $786.7 million from December 31, 2023.

Our regulatory capital ratios continued to exceed the standards to be considered well-capitalized under regulatory requirements. See “Capital Resources” within this Item 2 for additional information about our regulatory capital.

SUMMARY OF FINANCIAL RESULTS

Executive Overview

Second Quarter Net Income

●	Net income available to common shareholders was $22.2 million and basic and diluted EPS was $0.25 for the second quarter of 2024, compared to $52.3 million and $0.70 for the second quarter of 2023. The provision for credit losses for the second quarter of 2024 totaled $21.8 million, which included an initial provision expense of $13.2 million on non-PCD loans acquired in the American National acquisition, which, represents the CECL “double count” of the non-PCD credit mark and $1.4 million of additional provision for unfunded commitments, also associated with the American National acquisition.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes), merger-related costs ($24.2 million in the second quarter 2024), strategic cost saving initiatives principally composed of severance charges related to headcount reductions and charges for exiting leases ($3.1 million in the first quarter 2023), deferred tax asset write-down ($4.8 million in the second quarter 2024), and losses and gains on the sale of securities (losses of $5.1 million in the second quarter 2024 and gains of $2,000 in the first quarter 2023), was $56.4 million and adjusted diluted operating EPS (+) was $0.63 for the quarter ended June 30, 2024, compared to adjusted operating earnings available to common shareholders(+) of $55.4 million and diluted adjusted operating EPS(+) of $0.74 for the second quarter of 2023.

First Six Months Net Income

●	Net income available to common shareholders was $69.0 million and basic and diluted EPS was $0.84 for the first six months of 2024, compared to $85.0 million and $1.13 for the first six months of 2023. The provision for credit losses for the first six months of 2024 totaled $30.0 million and included an initial provision expense of $13.2 million for non-PCD loans, and $1.4 million of additional provision for unfunded commitments, each associated with the American National acquisition as discussed above.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes), merger-related costs ($25.8 million in 2024), strategic cost saving initiatives principally composed of severance charges related to headcount reductions and charges for exiting leases ($3.1 million in 2023), a FDIC special assessment ($664,000 in 2024), the legal reserve related to our previously disclosed settlement with the CFPB ($4.0 million in 2023), a deferred tax asset write-down ($4.8 million in 2024), and losses on the sale of securities ($5.1 million in 2024 and $10.6 million in 2023), was $105.4 million and adjusted diluted operating EPS (+) was $1.28 for the six months ended June 30, 2024, compared to adjusted operating earnings available to common shareholders(+) of $102.6 million and diluted adjusted operating EPS(+) of $1.37 for the first six months of 2023.

Balance Sheet

●	Our consolidated balance sheet at June 30, 2024 includes the impact of the American National acquisition, which closed on April 1, 2024. Below is a summary of the related impact of the acquisition on our consolidated balance sheet as of the acquisition date:
o	The fair value of assets acquired totaled $2.9 billion and included total LHFI of $2.2 billion with an initial loan discount of $164.6 million.
o	The fair value of the liabilities assumed totaled $2.7 billion and included total deposits of $2.6 billion with an initial deposit mark related to time deposits of $4.1 million.
o	CDI and other intangibles acquired totaled $84.7 million.
o	Preliminary goodwill totaled $282.3 million.
●	Total assets were $24.8 billion at June 30, 2024 and included $18.3 billion of LHFI.
●	Total investments were $3.5 billion at June 30, 2024, an increase of $307.4 million from December 31, 2023 primarily due to the acquisition of American National. AFS securities totaled $2.6 billion at June 30, 2024 and $2.2 billion at December 31, 2023. At June 30, 2024, total net unrealized losses on the AFS securities portfolio were $420.7 million, an increase of $36.4 million from $384.3 million at December 31, 2023. HTM securities are carried at cost and totaled $810.5 million at June 30, 2024, compared to $837.4 million at December 31, 2023 and had net unrealized losses of $44.0 million at June 30, 2024, an increase of $14.7 million from $29.3 million at December 31, 2023.
●	At June 30, 2024, total deposits were $20.0 billion, an increase of $3.2 billion from December 31, 2023, due to a $1.8 billion increase in interest-bearing customer deposits and a $564.0 million increase in demand deposits, primarily due to the American National acquisition. In addition, brokered deposits increased $786.7 million from December 31, 2023 to $1.3 billion at June 30, 2024.

NET INTEREST INCOME

Net interest income, which represents our principal source of revenue, is the amount by which interest income exceeds interest expense. Our interest margin represents net interest income expressed as a percentage of average earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on our net interest income, the net interest margin, and net income. In addition, our interest income includes the accretion of discounts on our acquired loans, which will also affect our net interest income and net interest margin.

We seek to fund increased loan volumes by growing our core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, we may use wholesale funding sources to fund shortfalls, if any, or provide additional liquidity. To the extent that our dependence on wholesale funding sources increases, as was the case during 2023 and 2024, our net interest margin would likely be negatively impacted, as we may not be able to reduce the rates we pay on these funding sources as quickly as we can on core deposits should rates begin to decline.

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the three and six months ended June 30, (dollars in thousands):

	For the Three Months Ended
	2024	2023	Change
Average interest-earning assets	$21,925,128	$18,091,809	$3,833,319
Interest and dividend income	$320,888	$230,247	$90,641
Interest and dividend income (FTE) (+)	$324,702	$233,913	$90,789
Yield on interest-earning assets	5.89%	5.10%	79	bps
Yield on interest-earning assets (FTE) (+)	5.96%	5.19%	77	bps
Average interest-bearing liabilities	$16,480,846	$12,974,175	$3,506,671
Interest expense	$136,354	$78,163	$58,191
Cost of interest-bearing liabilities	3.33%	2.42%	91	bps
Cost of funds	2.50%	1.74%	76	bps
Net interest income	$184,534	$152,084	$32,450
Net interest income (FTE) (+)	$188,348	$155,750	$32,598
Net interest margin	3.39%	3.37%	2	bps
Net interest margin (FTE) (+)	3.46%	3.45%	1	bp

For the second quarter of 2024, our net interest income was $184.5 million, an increase of $32.5 million from the second quarter of 2023. Net interest income (FTE)(+) for the second quarter of 2024 was $188.3 million, an increase of $32.6 million from the second quarter of 2023. The increases in both net interest income and net interest income (FTE)(+) were primarily the result of a $3.8 billion increase in average interest earning assets, partially offset by a $3.5 billion increase in average interest bearing liabilities, in each case primarily related to the acquisition of American National. In the second quarter of 2024, our net interest margin increased 2 bps to 3.39% from 3.37% in the second quarter of 2023, and our net interest margin (FTE)(+) increased 1 bp to 3.46% in the second quarter of 2024 from 3.45% for the same period of 2023. The increases in net interest margin and net interest margin (FTE)(+) were primarily driven by the impacts of acquisition accounting fair value adjustments associated with the American National acquisition, as well as higher yields in loan growth, partially offset by increases in interest expense driven primarily by changes in our deposit mix, as depositors continued to move to higher yielding deposit products, as well as increased usage of brokered deposits.

Our net interest margin and net interest margin (FTE)(+) includes the impact of acquisition accounting fair value adjustments. Net accretion income related to acquisition accounting was $14.3 million for the second quarter of 2024 compared to approximately $853,000 for the second quarter of 2023, an increase of $13.5 million due to the impacts from the American National acquisition. The impact of accretion and amortization for the periods presented are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Amortization	Amortization	Total
For the quarter ended March 31, 2023	$1,106	$(14)	$(209)	$883
For the quarter ended June 30, 2023	1,073	(7)	(213)	853
For the quarter ended March 31, 2024	819	(1)	(216)	602
For the quarter ended June 30, 2024	15,660	(1,035)	(285)	14,340

	For the Six Months Ended
	2024	2023	Change
Average interest-earning assets	$20,507,261	$18,164,545	$2,342,716
Interest and dividend income	$583,802	$447,793	$136,009
Interest and dividend income (FTE) (+)	$591,339	$455,248	$136,091
Yield on interest-earning assets	5.72%	4.97%	75	bps
Yield on interest-earning assets (FTE) (+)	5.80%	5.05%	75	bps
Average interest-bearing liabilities	$15,402,740	$12,910,496	$2,492,244
Interest expense	$251,444	$142,265	$109,179
Cost of interest-bearing liabilities	3.28%	2.22%	106	bps
Cost of funds	2.47%	1.58%	89	bps
Net interest income	$332,358	$305,528	$26,830
Net interest income (FTE) (+)	$339,895	$312,983	$26,912
Net interest margin	3.26%	3.39%	(13)	bps
Net interest margin (FTE) (+)	3.33%	3.47%	(14)	bps

For the first six months of 2024 net interest income was $332.4 million, an increase of $26.8 million from the same period of 2023. For the first six months of 2024, net interest income (FTE)(+) was $339.9 million, an increase of $26.9 million from the same period of 2023. The increases in both net interest income and net interest income (FTE)(+) were primarily the result of a $2.3 billion increase in average interest earning assets, partially offset by a $2.5 billion increase in average interest bearing liabilities, in each case primarily related to the acquisition of American National. In the first six months of 2024, net interest margin decreased 13 bps to 3.26% from 3.39% in the first six months of 2023, and net interest margin (FTE)(+) decreased 14 bps to 3.33% in the first six months of 2024 from 3.47% in the first six months of 2023. The decreases in net interest margin and net interest margin (FTE)(+) were primarily driven by an increase in interest expense due to higher deposit costs resulting from higher average deposit balances and increases in market interest rates, the competitive rate environment for deposits in our markets, changes in our deposit mix, as depositors continued to migrate to higher cost interest bearing deposit accounts, as well as increased usage of brokered deposits, partially offset by higher yields in loan growth, higher loan yields due to higher market interest rates, and net accretion income related to acquisition accounting.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three and six months ended June 30, (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended
	2024			2023
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$2,221,486	$24,886	4.51%	$1,865,193	$15,565	3.35%
Tax-exempt	1,255,404	10,338	3.31%	1,311,469	10,755	3.29%
Total securities	3,476,890	35,224	4.07%	3,176,662	26,320	3.32%
LHFI, net of deferred fees and costs (3)(4)	18,154,673	286,391	6.34%	14,746,218	206,452	5.62%
Other earning assets	293,565	3,087	4.23%	168,929	1,141	2.71%
Total earning assets	21,925,128	$324,702	5.96%	18,091,809	$233,913	5.19%
Allowance for loan and lease losses	(157,204)			(117,643)
Total non-earning assets	2,852,274			2,235,521
Total assets	$24,620,198			$20,209,687

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$10,117,794	$74,833	2.97%	$8,387,473	$46,953	2.25%
Regular savings	1,076,411	555	0.21%	1,014,565	430	0.17%
Time deposits (5)	4,243,344	47,116	4.47%	2,500,966	17,884	2.87%
Total interest-bearing deposits	15,437,549	122,504	3.19%	11,903,004	65,267	2.20%
Other borrowings (6)	1,043,297	13,850	5.34%	1,071,171	12,896	4.83%
Total interest-bearing liabilities	16,480,846	$136,354	3.33%	12,974,175	$78,163	2.42%
Noninterest-bearing liabilities:
Demand deposits	4,596,129			4,377,150
Other liabilities	521,294			397,621
Total liabilities	21,598,269			17,748,946
Stockholders' equity	3,021,929			2,460,741
Total liabilities and stockholders' equity	$24,620,198			$20,209,687
Net interest income (FTE)(+)		$188,348			$155,750

Interest rate spread			2.63%			2.77%
Cost of funds			2.50%			1.74%
Net interest margin (FTE)(+)			3.46%			3.45%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $15.7 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $1.0 million and $7,000 for the three months ended June 30, 2024 and 2023, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $285,000 and $213,000 for the three months ended June 30, 2024 and 2023, respectively, in amortization of the fair market value adjustments related to acquisitions.

	For the Six Months Ended
	2024			2023
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$2,058,653	$43,765	4.28%	$1,951,226	$32,317	3.34%
Tax-exempt	1,256,570	20,662	3.31%	1,370,082	22,537	3.32%
Total securities	3,315,223	64,427	3.91%	3,321,308	54,854	3.33%
LHFI, net of deferred fees and costs (3)(4)	16,943,636	522,223	6.20%	14,626,579	397,630	5.48%
Other earning assets	248,402	4,689	3.80%	216,658	2,764	2.57%
Total earning assets	20,507,261	$591,339	5.80%	18,164,545	$455,248	5.05%
Allowance for loan and lease losses	(145,147)			(114,923)
Total non-earning assets	2,559,364			2,246,914
Total assets	$22,921,478			$20,296,536

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$9,534,957	$140,088	2.95%	$8,366,304	$85,267	2.06%
Regular savings	988,495	1,055	0.21%	1,050,798	795	0.15%
Time deposits (5)	3,851,241	83,225	4.35%	2,396,827	31,038	2.61%
Total interest-bearing deposits	14,374,693	224,368	3.14%	11,813,929	117,100	2.00%
Other borrowings (6)	1,028,047	27,076	5.30%	1,096,567	25,165	4.63%
Total interest-bearing liabilities	15,402,740	$251,444	3.28%	12,910,496	$142,265	2.22%
Noninterest-bearing liabilities:
Demand deposits	4,215,737			4,534,375
Other liabilities	507,915			409,392
Total liabilities	20,126,392			17,854,263
Stockholders' equity	2,795,086			2,442,273
Total liabilities and stockholders' equity	$22,921,478			$20,296,536
Net interest income (FTE)(+)		$339,895			$312,983

Interest rate spread			2.52%			2.83%
Cost of funds			2.47%			1.58%
Net interest margin (FTE)(+)			3.33%			3.47%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $16.5 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $1.0 million and $21,000 for the six months ended June 30, 2024 and 2023, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $502,000 and $422,000 for the six months ended June 30, 2024 and 2023, respectively, in amortization of the fair market value adjustments related to acquisitions.

The Volume Rate Analysis table below presents changes in net interest income (FTE)(+) and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended			Six Months Ended
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$3,337	$5,984	$9,321	$1,861	$9,587	$11,448
Tax-exempt	(462)	45	(417)	(1,866)	(9)	(1,875)
Total securities	2,875	6,029	8,904	(5)	9,578	9,573
Loans, net(1)	51,626	28,313	79,939	67,558	57,035	124,593
Other earning assets	1,110	836	1,946	450	1,475	1,925
Total earning assets	$55,611	$35,178	$90,789	$68,003	$68,088	$136,091
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$10,903	$16,977	$27,880	$13,175	$41,646	$54,821
Regular savings	27	98	125	(50)	310	260
Time deposits(2)	16,299	12,933	29,232	24,826	27,361	52,187
Total interest-bearing deposits	27,229	30,008	57,237	37,951	69,317	107,268
Other borrowings(3)	(343)	1,297	954	(1,642)	3,553	1,911
Total interest-bearing liabilities	26,886	31,305	58,191	36,309	72,870	109,179
Change in net interest income (FTE)(+)	$28,725	$3,873	$32,598	$31,694	$(4,782)	$26,912

(1) The rate-related changes in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $14.6 million and $14.3 million for the three and six months, respectively.

(2) The rate-related changes in interest expense on deposits includes the impact of higher accretion of the acquisition-related fair market value adjustments of $1.0 million for the three and six months, respectively.

(3) The rate-related changes in interest expense on other borrowings include the impact of higher amortization of the acquisition-related fair market value adjustments of $72,000 and $79,000 for the three and six months, respectively.

NONINTEREST INCOME

Three Months Ended June 30, 2024 and 2023

	June 30,		Change
	2024	2023	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$9,086	$8,118	$968	11.9%
Other service charges, commissions and fees	1,967	1,693	274	16.2%
Interchange fees	3,126	2,459	667	27.1%
Fiduciary and asset management fees	6,907	4,359	2,548	58.5%
Mortgage banking income	1,193	449	744	165.7%
(Loss) gain on sale of securities	(6,516)	2	(6,518)	NM
Bank owned life insurance income	3,791	2,870	921	32.1%
Loan-related interest rate swap fees	1,634	2,316	(682)	(29.4)%
Other operating income	2,624	1,931	693	35.9%
Total noninterest income	$23,812	$24,197	$(385)	(1.6)%

NM = Not Meaningful

Our noninterest income decreased $385,000 or 1.6% to $23.8 million for the quarter ended June 30, 2024, compared to $24.2 million for the quarter ended June 30, 2023, primarily driven by $6.5 million of pre-tax losses incurred on the sale of AFS securities as part of our restructuring of the American National securities portfolio, partially offset by other increases in noninterest income, most of which were due to the full quarter impact of the American National acquisition.

Our adjusted operating noninterest income,(+) which excludes losses and gains on sale of AFS securities (losses of $6.5 million in 2024 and gains of $2,000 in 2023), increased $6.1 million or 25.3% to $30.3 million for the quarter ended June 30, 2024, compared to $24.2 million for the quarter ended June 30, 2023. The increase in adjusted operating noninterest income(+) was primarily due to the impact of the American National acquisition, which drove the majority of the $2.5 million increase in fiduciary and asset management fees and the $667,000 increase in interchange fees. In addition to the acquisition impact, service charges on deposit accounts increased $968,000 primarily due to improved margins in treasury management services, BOLI income increased $921,000 primarily due to an increase in policy cash surrender values and a death benefit received in the second quarter of 2024, mortgage banking income increased $744,000 due to an increase in mortgage loan origination volumes and gain on sale margins, and other operating income increased $693,000 primarily due to an increase in capital market transaction-related fees and equity method investment income. These increases were partially offset by a $682,000 decrease in loan-related interest rate swap fees primarily due to lower transaction volumes.

Six Months Ended June 30, 2024 and 2023

	June 30,		Change
	2024	2023	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$17,655	$16,020	$1,635	10.2%
Other service charges, commissions, and fees	3,698	3,439	259	7.5%
Interchange fees	5,420	4,784	636	13.3%
Fiduciary and asset management fees	11,745	8,620	3,125	36.3%
Mortgage banking income	2,060	1,303	757	58.1%
Loss on sale of securities	(6,513)	(13,398)	6,885	(51.4)%
Bank owned life insurance income	7,037	5,698	1,339	23.5%
Loan-related interest rate swap fees	2,850	3,755	(905)	(24.1)%
Other operating income	5,413	3,603	1,810	50.2%
Total noninterest income	$49,365	$33,824	$15,541	45.9%

Our noninterest income increased $15.5 million or 45.9% to $49.4 million for the six months ended June 30, 2024, compared to $33.8 million for the six months ended June 30, 2023, primarily driven by a $6.9 million decrease in pre-tax losses incurred on the sale of AFS securities, which included $13.4 million of losses resulting from our balance sheet repositioning strategy executed in the prior year, compared to $6.5 million of losses in the current year as part of our restructuring of the American National securities portfolio, and other increases in noninterest income, most of which were due to the full quarter impact of the American National acquisition.

Our adjusted operating noninterest income(+), which excludes losses on sale of securities ($6.5 million in 2024 and $13.4 million in 2023), increased $8.7 million or 18.3% to $55.9 million for the six months ended June 30, 2024, compared to $47.2 million for the six months ended June 30, 2023. The increase in adjusted operating noninterest income(+) was primarily due to the impact of the American National acquisition, which drove the majority of the $3.1 million increase in fiduciary and asset management fees and the $636,000 increase in interchange fees. In addition to the acquisition impact, other operating income increased $1.8 million primarily due to an increase in equity method investment income and capital market transaction-related fees, service charges on deposit accounts increased $1.6 million primarily due to improved margins in treasury management services, BOLI income increased $1.3 million primarily due to an increase in policy cash surrender values and a death benefit received in the second quarter of 2024, and mortgage banking income increased $757,000 due to an increase in mortgage loan origination volumes and gain on sale margins. These increases were partially offset by a $905,000 decrease in loan-related interest rate swap fees primarily due to lower transaction volumes.

NONINTEREST EXPENSE

Three Months Ended June 30, 2024 and 2023

	June 30,		Change
	2024	2023	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$68,531	$62,019	$6,512	10.5%
Occupancy expenses	7,836	6,094	1,742	28.6%
Furniture and equipment expenses	3,805	3,565	240	6.7%
Technology and data processing	10,274	8,566	1,708	19.9%
Professional services	4,377	4,433	(56)	(1.3)%
Marketing and advertising expense	2,983	2,817	166	5.9%
FDIC assessment premiums and other insurance	4,675	4,074	601	14.8%
Franchise and other taxes	5,013	4,499	514	11.4%
Loan-related expenses	1,275	1,619	(344)	(21.2)%
Amortization of intangible assets	5,995	2,216	3,779	170.5%
Merger-related costs	29,778	—	29,778	NM
Other expenses	5,463	5,759	(296)	(5.1)%
Total noninterest expense	$150,005	$105,661	$44,344	42.0%

NM = Not Meaningful

Our noninterest expense increased $44.3 million or 42.0% to $150.0 million for the quarter ended June 30, 2024, compared to $105.7 million for the quarter ended June 30, 2023, primarily driven by $29.8 million in merger-related expenses, as well as other increases in noninterest expense, most of which were due to the full quarter impact of the American National acquisition.

Our adjusted operating noninterest expense(+), which excludes merger-related costs ($29.8 million in 2024), amortization of intangible assets ($6.0 million in 2024 and $2.2 million in 2023), and strategic cost saving initiatives principally composed of severance charges related to headcount reductions and charges for exiting leases ($3.9 million in 2023), increased $14.7 million or 14.8% to $114.2 million for the quarter ended June 30, 2024, compared to $99.5 million for the quarter ended June 30, 2023. The increase in adjusted operating noninterest expense(+) was primarily due to the impact of the American National acquisition, which drove the majority of the $6.5 million increase in salaries and benefits, the $1.7 million increase in occupancy expenses, the $1.7 million increase in technology and data processing, and the $514,000 increase in franchise and other taxes. In addition to the acquisition impact, other expenses increased $732,000, primarily due to nonrecurring OREO-related gains in the prior year quarter, and FDIC assessment premiums and other insurance increased $601,000.

Six Months Ended June 30, 2024 and 2023

	June 30,		Change
	2024	2023	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$130,413	$122,547	$7,866	6.4%
Occupancy expenses	14,462	12,450	2,012	16.2%
Furniture and equipment expenses	7,114	7,317	(203)	(2.8)%
Technology and data processing	18,401	16,708	1,693	10.1%
Professional services	7,458	7,847	(389)	(5.0)%
Marketing and advertising expense	5,301	5,168	133	2.6%
FDIC assessment premiums and other insurance	9,818	7,973	1,845	23.1%
Franchise and other taxes	9,514	8,997	517	5.7%
Loan-related expenses	2,598	3,171	(573)	(18.1)%
Amortization of intangible assets	7,889	4,494	3,395	75.5%
Merger-related costs	31,652	—	31,652	NM
Other expenses	10,659	17,262	(6,603)	(38.3)%
Total noninterest expense	$255,279	$213,934	$41,345	19.3%

NM = Not Meaningful

Our noninterest expense increased $41.3 million or 19.3% to $255.3 million for the six months ended June 30, 2024, compared to $213.9 million for the six months ended June 30, 2023, primarily driven by $31.7 million in merger-related expenses, as well as other increases in noninterest expense, most of which were due to the impact of the American National acquisition in the second quarter of 2024.

Our adjusted operating noninterest expense(+), which excludes merger-related costs ($31.7 million in 2024), amortization of intangible assets ($7.9 million in 2024 and $4.5 million in 2023), a legal reserve related to our previously disclosed settlement with the CFPB, included within other expenses ($5.0 million in 2023), strategic cost saving initiatives principally composed of severance charges related to headcount reductions and charges for exiting leases ($3.9 million in 2023), and a FDIC special assessment ($840,000 in 2024), increased $14.4 million or 7.2% to $214.9 million for the six months ended June 30, 2024, compared to $200.5 million for the six months ended June 30, 2023. The increase in adjusted operating noninterest expense(+) was primarily due to the impact of the American National acquisition, which drove the majority of the $7.9 million increase in salaries and benefits, the $2.0 million increase in occupancy expenses, the $1.7 million increase in technology and data processing, and the $517,000 increase in franchise and other taxes. In addition to the acquisition impact, FDIC assessment premiums and other insurance increased $1.0 million. These increases were partially offset by a $575,000 decrease in other expenses, primarily driven by recoveries of fraud losses on customer transactions, and a $573,000 decrease in loan-related expenses.

SEGMENT RESULTS

Wholesale Banking

Our Wholesale Banking segment provides loan, leasing, and deposit services, as well as treasury management, SBA lending and capital market services to wholesale customers primarily throughout Virginia, Maryland, North Carolina, and South Carolina. These customers include CRE and commercial and industrial customers. This segment also includes our equipment finance subsidiary, which has nationwide exposure. The private banking and trust businesses also reside in the Wholesale Banking segment.

The following table presents operating results for the three and six months ended June 30, for the Wholesale Banking segment (dollars in thousands):

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Net interest income	$94,948	$66,133	$175,822	$133,674
Provision for credit losses	20,221	6,054	25,587	16,543
Net interest income after provision for credit losses	74,727	60,079	150,235	117,131
Noninterest income	10,777	8,861	19,140	16,275
Noninterest expense	48,974	41,045	93,273	83,168
Income before income taxes	$36,530	$27,895	$76,102	$50,238

Wholesale Banking income before income taxes increased by $8.6 million and $25.9 million, respectively, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The increases were primarily due to increases in net interest income driven by the impact of the American National acquisition, loan growth and higher funding credit on deposits (in addition to the acquisition impact), partially offset by increases in the provision for credit losses primarily driven by the initial provision expense on non-PCD loans and unfunded commitments acquired from American National. Our noninterest income also increased for the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily due to the impact of the American National acquisition, which drove the majority of the increases in fiduciary and asset management fees. The increases in income before income taxes were partially offset by increases in noninterest expense primarily due to the impact of the American National acquisition, which drove the majority of the increases in salaries and benefits.

The following table presents the key balance sheet metrics as of the periods ended for the Wholesale Banking segment (dollars in thousands):

	June 30, 2024	December 31, 2023
LHFI, net of deferred fees and costs	$15,368,668	$12,688,833
Total deposits	7,164,846	6,403,432

LHFI, net of deferred fees and costs, for the Wholesale Banking segment increased $2.7 billion to $15.4 billion at June 30, 2024, compared to December 31, 2023 primarily due to an increase in the CRE loan portfolio, primarily driven by the American National acquisition and organic loan growth.

Wholesale banking deposits increased $761.4 million to $7.2 billion at June 30, 2024 compared to December 31, 2023, primarily due to increases in interest checking accounts, money market balances, and demand deposits, primarily driven by the American National acquisition.

Consumer Banking

Our Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division, which has limited nationwide exposure, and investment management, and advisory services businesses.

The following table presents operating results for the three and six months ended June 30, for the Consumer Banking segment (dollars in thousands):

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Net interest income	$76,009	$63,749	$145,246	$126,893
Provision for credit losses	1,539	32	4,411	1,371
Net interest income after provision for credit losses	74,470	63,717	140,835	125,522
Noninterest income	15,254	12,287	27,869	24,466
Noninterest expense	64,575	56,730	120,110	113,976
Income before income taxes	$25,149	$19,274	$48,594	$36,012

Consumer Banking income before income taxes increased by $5.9 million and $12.6 million, respectively, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The increases were primarily due to increases in net interest income driven by the impact of the American National acquisition and higher funding credit on deposits (in addition to the acquisition impact), partially offset by increases in the provision for credit losses primarily driven by the initial provision expense on non-PCD loans and unfunded commitments acquired from American National. Our noninterest income also increased for the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily due to the impact of the American National acquisition, which drove the majority of the increases in fiduciary and asset management fees and interchange fee income. In addition to the acquisition impact, the increases in noninterest income were primarily driven by increases in mortgage banking income due to increases in mortgage loan origination volumes and gain on sale margins. The increases in income before income taxes were partially offset by increases in noninterest expense primarily due to the impact of the American National acquisition, which drove the majority of the increases in salaries and benefits and occupancy expense.

The following table presents the key balance sheet metrics as of the periods ended for the Consumer Banking segment (dollars in thousands):

	June 30, 2024	December 31, 2023
LHFI, net of deferred fees and costs	$3,133,740	$2,958,811
Total deposits	11,429,244	9,816,562

LHFI, net of deferred fees and costs, for the Consumer Banking segment increased $174.9 million to $3.1 billion at June 30, 2024 compared to December 31, 2023 primarily due to increases across the residential 1-4 family consumer and residential 1-4 family revolving portfolios, primarily driven by the American National acquisition.

Consumer Banking deposits increased $1.6 billion to $11.4 billion at June 30, 2024 compared to December 31, 2023 with increases across all deposit categories, primarily driven by the American National acquisition.

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

As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. Our bank subsidiary, Atlantic Union Bank, is subject to a bank franchise tax but not a state income tax in Virginia, its primary place of business. We, our subsidiaries, and Atlantic Union Bank’s non-bank subsidiaries are subject to Virginia income taxes and may be able to utilize existing state deferred tax assets, depending on a number of factors including those entities’ financial results. During the quarter ended June 30, 2024, we reviewed our business plan considering the American National acquisition and other business changes and noted shifts within our state income tax footprint and other factors that impacted projected future realization of state deferred tax items, including those attributable to operations in Virginia. As a result, we concluded it is more likely than not that the benefit for certain state net operating loss carryforwards will not be realized, and we recorded a valuation allowance of $4.8 million via a non-cash charge to income tax expense for the second quarter of 2024.

Our effective tax rate for the three months ended June 30, 2024 and 2023 was 31.2% and 14.4%, respectively. Our effective tax rate for the six months ended June 30, 2024 and 2023 was 22.3% and 15.5%, respectively. The increases in the effective tax rate for both the three and six months ended June 30, 2024 were primarily due to the valuation allowance established on June 30, 2024, which resulted in a 13 and 5 percentage point increase, respectively, in the effective tax rate.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Balance Sheet

At June 30, 2024, our consolidated balance sheet includes the impact of the American National acquisition, which closed April 1, 2024. Below is a summary of the related impact of the acquisition on our balance sheet as of the acquisition date:

●	The fair value of assets acquired totaled $2.9 billion and included total loans of $2.2 billion with an initial loan discount of $164.6 million.
●	The fair value of the liabilities assumed totaled $2.7 billion and included total deposits of $2.6 billion with an initial deposit mark related to time deposits of $4.1 million.
●	CDI and other intangibles acquired totaled $84.7 million.
●	Preliminary goodwill totaled $282.3 million.

Fair values and goodwill are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information becomes available, in accordance with ASC 805, Business Combinations. Any future measurement period adjustments, if necessary, will be recorded through goodwill upon identification.

Assets

At June 30, 2024, we had total assets of $24.8 billion, an increase of $3.6 billion or approximately 17.0% from December 31, 2023. The increase in total assets was primarily due to an increase in LHFI, net of deferred fees and costs, of $2.7 billion, and the AFS securities portfolio of $324.5 million, in each case, primarily due to the American National acquisition.

LHFI, net of deferred fees and costs, were $18.3 billion at June 30, 2024, an increase of $2.7 billion or 17.3% from December 31, 2023. At June 30, 2024, quarterly average LHFI, net of deferred fees and costs, increased $3.4 billion or 23.1% from the same period in the prior year. Refer to "Loan Portfolio" within this Item 2 and Note 4 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 of this Quarterly Report for additional information on our loan activity.

At June 30, 2024, we had total investments of $3.5 billion, an increase of $307.4 million or 9.7% from December 31, 2023. AFS securities totaled $2.6 billion at June 30, 2024, compared to $2.2 billion at December 31, 2023. At June 30, 2024, total net unrealized losses on the AFS securities portfolio were $420.7 million, compared to $384.3 million at December 31, 2023. HTM securities totaled $810.5 million at June 30, 2024, compared to $837.4 million at December 31, 2023, with net unrealized losses of $44.0 million at June 30, 2024, compared to $29.3 million at December 31, 2023.

Liabilities and Stockholders’ Equity

At June 30, 2024, we had total liabilities of $21.7 billion, an increase of $3.1 billion or approximately 16.7% from December 31, 2023, which was primarily driven by an increase in deposits of $3.2 billion, primarily due to the American National assumed deposits, as well as increased usage of brokered deposits, partially offset by a decrease in total borrowings of $105.1 million.

Total deposits at June 30, 2024 were $20.0 billion, an increase of $3.2 billion or approximately 18.9% from December 31, 2023. At June 30, 2024, quarterly average deposits increased $3.8 billion or 23.1% from the same period in the prior year. Total deposits increased from December 31, 2023, primarily due to a $1.8 billion increase in interest-bearing customer deposits and $564.1 million in demand deposits primarily related to the American National acquisition, as well as a $786.7 million increase in brokered deposits. Refer to “Deposits” within this Item 2 for additional information on this topic.

Total borrowings at June 30, 2024 were $1.2 billion, a decrease of $105.1 million or 8.0% from December 31, 2023, primarily due to paydowns of short-term borrowings due to deposit growth. Refer to Note 7 “Borrowings” in Part I, Item 1 of this Quarterly Report for additional information on our borrowing activity.

At June 30, 2024, our stockholders’ equity was $3.0 billion, an increase of $487.4 million from December 31, 2023. The net increase was primarily attributable to the issuance of common stock as merger consideration in the American National acquisition, partially offset by the increase in other comprehensive losses, primarily due to the increase in net unrealized losses on the AFS securities portfolio. Our consolidated regulatory capital ratios continue to exceed the minimum capital requirements and are considered “well-capitalized” for regulatory purposes. Refer to “Capital Resources” within this Item 2, as well as Note 10 "Stockholders’ Equity" in Part I, Item 1 of this Quarterly Report for additional information on our capital resources.

During the second quarter of 2024, we declared and paid a quarterly dividend on our outstanding shares of Series A Preferred Stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share), consistent with the fourth quarter of 2023 and the second quarter of 2023. During the second quarter of 2024, we also declared and paid cash dividends of $0.32 per common share, consistent with the fourth quarter of 2023 and an increase of $0.02 per share or 6.7% from the second quarter of 2023.

SECURITIES

At June 30, 2024, we had total investments of $3.5 billion or 14.1% of total assets as compared to $3.2 billion or 15.0% of total assets at December 31, 2023. This increase was primarily due to the American National acquisition. We seek to diversify our portfolio to minimize risk, and we focus on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of our MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 9 “Derivatives” in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the periods ended (dollars in thousands):

	June 30, 2024	December 31, 2023
Available for Sale:
U.S. government and agency securities	$65,250	$63,356
Obligations of states and political subdivisions	469,385	475,447
Corporate and other bonds	271,804	241,889
MBS
Commercial	323,696	257,646
Residential	1,423,783	1,191,171
Total MBS	1,747,479	1,448,817
Other securities	1,805	1,752
Total AFS securities, at fair value	2,555,723	2,231,261
Held to Maturity:
Obligations of states and political subdivisions	694,772	699,189
Corporate and other bonds	3,804	4,349
MBS
Commercial	49,048	51,980
Residential	62,826	81,860
Total MBS	111,874	133,840
Total held to maturity securities, at carrying value	810,450	837,378
Restricted Stock:
FRB stock	73,645	67,032
FHLB stock	51,663	48,440
Total restricted stock, at cost	125,308	115,472
Total investments	$3,491,481	$3,184,111

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of June 30, 2024:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	6.37%	4.60%	5.66%	—%	4.65%
Obligations of states and political subdivisions	5.10%	3.97%	1.99%	2.20%	2.28%
Corporate bonds and other securities	2.93%	6.48%	4.64%	5.94%	5.04%
MBS:
Commercial	5.10%	5.35%	5.69%	3.49%	3.99%
Residential	2.53%	6.98%	5.30%	3.03%	3.21%
Total MBS	5.10%	6.50%	5.50%	3.10%	3.35%
Total AFS securities	5.01%	5.68%	4.63%	2.91%	3.33%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of June 30, 2024:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
Obligations of states and political subdivisions	2.74%	4.12%	3.40%	3.50%	3.50%
Corporate bonds and other securities	—%	—%	—%	5.29%	5.29%
MBS:
Commercial	—%	—%	—%	4.15%	4.14%
Residential	4.21%	5.14%	—%	3.67%	3.72%
Total MBS	4.07%	5.14%	—%	3.89%	3.90%
Total HTM securities	3.81%	4.18%	3.40%	3.57%	3.56%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of June 30, 2024, we maintained a diversified municipal bond portfolio with approximately 67% of our holdings in general obligation issues and the majority of the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 19% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, we focus on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Our largest source of liquidity on a consolidated basis is our customer deposit base generated by our wholesale and consumer businesses. Total deposits at June 30, 2024 were $20.0 billion, an increase of $3.2 billion or approximately 18.9% from December 31, 2023. Total deposits increased from December 31, 2023, primarily due to a $1.8 billion increase in interest-bearing customer deposits and $564.1 million in demand deposits primarily related to the American National acquisition, as well as a $786.7 million increase in brokered deposits. Refer to “Deposits” within this Item 2 for additional information on this topic.

We closely monitor changes in the industry and market conditions that may impact our liquidity and will use other borrowing means or other liquidity and funding strategies sources to fund our liquidity needs as needed. We also closely track the potential impacts on our liquidity from declines in the fair value of our securities portfolio due to changing market interest rates and developments in the banking industry that may change the availability of traditional sources of liquidity or market expectations with respect to available sources and amounts of additional liquidity.

We consider our liquid assets to include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. As of June 30, 2024, our liquid assets totaled $7.7 billion or 31.0% of total assets, and liquid earning assets totaled $7.4 billion or 33.7% of total earning assets. We also provide asset liquidity by managing loan and securities maturities and cash flows. As of June 30, 2024, loan payments of approximately $6.8 billion or 37.2% of total LHFI as of June 30, 2024 are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $376.4 million or 10.8% of total investments as of June 30, 2024 are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

Additional sources of liquidity available to us include our capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, the Federal Reserve Discount Window, the purchase of brokered certificates of deposit, a corporate line of credit with a large correspondent bank, and debt and capital issuances. Management believes our overall liquidity to be sufficient to satisfy our depositors’ requirements and to meet our customers’ credit needs.

For additional information and the available balances on various lines of credit, please refer to Note 7 “Borrowings” in Part I, Item 1 of this Quarterly Report. In addition to lines of credit, we may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions.

Cash Requirements

Our cash requirements, outside of lending transactions, consist primarily of borrowings, debt and capital instruments, which are used as part of our overall liquidity and capital management strategy. We expect that the cash required to repay these obligations will be sourced from our general liquidity sources and future debt and capital issuances as described above under “Liquidity” within this Item 2.

The following table presents our contractual obligations related to our major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of June 30, 2024 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$250,000	$—	$250,000
Trust preferred capital notes (1)	184,542	—	184,542
Leases (2)	119,567	7,450	112,117
Repurchase agreements	64,585	64,585	—
Total contractual obligations	$618,694	$72,035	$546,659

(1) Excludes related unamortized premium/discount and interest payments.

(2) Represents lease payments due on non-cancellable operating leases at June 30, 2024. Excluded from these tables are variable lease payments or renewals.

For more information pertaining to the previous table, reference Note 6 “Leases” and Note 7 “Borrowings” in Part I, Item 1 of this Quarterly Report.

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

For a summary of our total commitments with off-balance sheet risk see Note 8 “Commitments and Contingencies” in Part I, Item I of this Quarterly Report.

We are also a lessor in sales-type and direct financing leases for equipment, as noted in Note 6 “Leases” in Part I, Item I of this Quarterly Report. Our future commitments related to the aforementioned leases totaled $567.1 million and $472.7 million, respectively, at June 30, 2024 and December 31, 2023.

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

LOAN PORTFOLIO

LHFI, net of deferred fees and costs, totaled $18.3 billion at June 30, 2024 and $15.6 billion at December 31, 2023, primarily driven by the increase in LHFI from the acquisition of American National. Total CRE and commercial and industrial loans represented our largest loan categories at both June 30, 2024 and December 31, 2023. We remain committed to originating soundly underwritten loans to qualifying borrowers within our markets.

The following table presents the remaining maturities, based on contractual maturity, by loan type, and by rate type (variable or fixed), net of deferred fees and costs, as of June 30, 2024 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$1,454,545	$378,714	$702,051	$593,244	$102,777	$6,030	$373,780	$293,725	$47,662	$32,393
CRE - Owner Occupied	2,397,700	200,171	701,148	236,752	450,106	14,290	1,496,381	933,094	559,491	3,796
CRE - Non-Owner Occupied	4,906,285	590,363	2,389,097	1,300,019	1,072,728	16,350	1,926,825	1,623,777	296,928	6,120
Multifamily Real Estate	1,353,024	325,419	685,377	401,049	277,710	6,618	342,228	267,784	74,373	71
Commercial & Industrial	3,944,723	605,668	2,027,719	1,833,657	166,730	27,332	1,311,336	894,299	414,263	2,774
Residential 1-4 Family - Commercial	737,687	111,327	135,473	66,982	63,700	4,791	490,887	420,618	60,530	9,739
Residential 1-4 Family - Consumer	1,251,033	1,130	268,377	2,238	30,356	235,783	981,526	19,122	170,249	792,155
Residential 1-4 Family - Revolving	718,491	25,691	578,939	45,497	140,038	393,404	113,861	6,079	41,280	66,502
Auto	396,776	3,519	—	—	—	—	393,257	302,804	90,453	—
Consumer	115,541	8,848	23,585	20,958	2,300	327	83,108	43,003	27,729	12,376
Other Commercial	1,071,385	64,054	164,956	11,411	153,545	—	842,375	313,876	405,787	122,712
Total LHFI	$18,347,190	$2,314,904	$7,676,722	$4,511,807	$2,459,990	$704,925	$8,355,564	$5,118,181	$2,188,745	$1,048,638

Our highest concentration of credit by loan type is in CRE. CRE loans consist of term loans secured by a mortgage lien on the real property and include both non-owner occupied and owner occupied CRE loans, as well as construction and land development, multifamily real estate, and residential 1-4 family-commercial loans. CRE loans are generally viewed as having more risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy, or in occupancy rates in the market where the property is located, any of which could increase the likelihood of default.

We seek to mitigate risks attributable to our most highly concentrated portfolios and our portfolios that pose unique risks to our balance sheet through our credit underwriting and monitoring processes, including oversight by a centralized credit administration function, approval process, credit policy, and risk management committee, as well as through our seasoned bankers that focus on lending to borrowers with proven track records in markets that we are familiar with. All construction lending risk is controlled by a centralized construction loan servicing department that independently reviews and approves each draw request, including assessing on-going budget adequacy, and monitors project completion milestones. When underwriting CRE loans, we require collateral values in excess of the loan amounts, cash flows in excess of expected debt service requirements, and equity investment in the project. As part of the CRE loan origination process, we also stress test loan interest rates and occupancy rates to determine the impact of different economic conditions on the borrower’s ability to maintain adequate debt service.

We also manage our CRE exposure through product type limits, individual loan-size limits for CRE product types, client relationship limits, and transactional risk acceptance criteria, as well as other techniques, including but not limited to, loan syndications/participations, collateral, guarantees, structure, covenants, and other risk reduction techniques. Our CRE loan policies are specific to individual product types and underwriting parameters vary depending on the risk profile of each asset class. We evaluate risk concentrations regularly in our CRE portfolio on both an aggregate portfolio level and on an individual client basis, and regularly review and adjust as appropriate our lending strategies and CRE product-specific approach to underwriting in light of market conditions and our overall corporate strategy and initiatives.

The average loan size of our CRE portfolio was approximately $1.6 million and $1.7 million, as of June 30, 2024 and December 31, 2023, respectively, and the median loan size in our CRE portfolio was approximately $329,000 as of June 30, 2024 and approximately $312,000 as of December 31, 2023.

The following table presents the composition of our CRE loan categories, including the industry classification for CRE non-owner occupied loans, and CRE loans as a percentage of total loans for the periods ended (dollars in thousands):

	June 30, 2024		December 31, 2023
	Balance	%	Balance	%
CRE - Non-Owner Occupied
Hotel/Motel B&B	$962,367	5.25%	$828,888	5.30%
Industrial/Warehouse	841,876	4.59%	681,447	4.36%
Office	885,859	4.83%	775,130	4.96%
Retail	1,053,353	5.74%	874,693	5.59%
Self Storage	423,455	2.31%	350,829	2.25%
Senior Living	371,393	2.02%	364,939	2.33%
Other	367,982	2.01%	296,475	1.90%
Total CRE - Non-Owner Occupied	4,906,285	26.75%	4,172,401	26.69%
CRE - Owner Occupied	2,397,700	13.07%	1,998,787	12.78%
Construction and Land Development	1,454,545	7.93%	1,107,850	7.09%
Multifamily Real Estate	1,353,024	7.37%	1,061,997	6.79%
Residential 1-4 Family - Commercial	737,687	4.01%	522,580	3.34%
Total CRE Loans	10,849,241	59.13%	8,863,615	56.69%
All other loan types	7,497,949	40.87%	6,771,428	43.31%
Total LHFI, net of deferred fees and costs	$18,347,190	100.00%	$15,635,043	100.00%

Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. In particular, the repayment of loans secured by non-owner occupied commercial properties depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  Due to these risks, we proactively monitor our non-owner occupied CRE and multifamily real estate exposures and evaluate these portfolios against our established lending policies, and we believe this monitoring and evaluation helps ensure that these portfolios are geographically diverse and granular. We do not currently monitor owner-occupied CRE loans based on geographical markets as the primary source of repayment for these loans is predicated on the cash flow from the underlying operating entity, which is generally less dependent on conditions in the relevant commercial real estate market. These loans are generally located within our geographical footprint and are generally distributed across industries.

The following table presents the distribution of our CRE non-owner occupied, multifamily real estate, and office portfolio loans by market location based on the underlying loan collateral for the periods ended (dollars in thousands):

	June 30, 2024			December 31, 2023
	CRE Non-Owner Occupied	Office Portfolio (1)	Multifamily	CRE Non-Owner Occupied	Office Portfolio (1)	Multifamily
Carolinas	$1,113,737	$310,714	$415,071	$719,533	$245,158	$188,411
Western VA	1,017,664	137,407	247,295	745,896	100,270	159,537
Fredericksburg Area	632,712	115,699	92,983	659,351	123,809	96,253
Central VA	604,794	99,633	284,653	602,203	105,500	340,528
Coastal VA/NC	515,316	68,580	152,736	490,606	44,266	153,269
Northern VA/Maryland	612,275	64,722	29,433	583,806	66,061	32,141
Eastern VA	184,130	47,401	128,620	184,349	49,043	89,804
Other	225,657	41,703	2,233	186,657	41,023	2,054
Total	$4,906,285	$885,859	$1,353,024	$4,172,401	$775,130	$1,061,997

(1) The office portfolio is a subset of our CRE non-owner occupied loans included in the column to the left.

The shift to work-from-home and hybrid work environments have caused a decreased utilization of office space. As such, we have additional monitoring for our exposure to office space, within our non-owner occupied CRE portfolio, including periodic credit risk assessment of expiring office leases for most of the office portfolio. We do not currently finance large, high-rise, or major metropolitan central business district office buildings, and the office portfolio is generally in suburban markets with strong occupancy levels. The average loan size in our office portfolio was approximately $1.6 million as of June 30, 2024 and $1.9 million as of December 31, 2023, and the median loan size in our office portfolio was approximately $523,000 as of June 30, 2024 and approximately $647,000 as of December 31, 2023. The average loan size in our multifamily portfolio was approximately $2.6 million as of June 30, 2024 and $3.2 million as of December 31, 2023, and the median loan size in our multifamily portfolio was approximately $605,000 as of June 30, 2024 and approximately $793,000 as of December 31, 2023.

ASSET QUALITY

Overview

At June 30, 2024 and December 31, 2023, nonaccrual LHFI was $35.9 million and $36.9 million, respectively, while NPAs as a percentage of LHFI totaled 0.20% and 0.24%, respectively. Net charge-offs were $6.7 million for the six months ended June 30, 2024, compared to net charge-offs of $6.1 million for the same period in the prior year. Our ACL at June 30, 2024 increased $27.2 million from December 31, 2023 to $175.7 million, primarily due to the American National acquisition, organic loan growth in the first quarter of 2024, and the impact of continued uncertainty in the economic outlook on certain portfolios.

In connection with the American National acquisition, we recorded an initial ACL of $18.5 million that consisted of an ALLL of $17.1 million, which included a $3.9 million reserve on acquired PCD loans. We also recorded a $13.2 million reserve on non-PCD loans established through provision expense, which represents the CECL “double count” of the non-PCD credit mark, and a $1.4 million RUC through the provision for credit losses.

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

Nonperforming Assets

At June 30, 2024 and December 31, 2023, NPAs totaled $36.1 million and $36.9 million, respectively, representing a decrease of $800,000. Our NPAs as a percentage of total outstanding LHFI at June 30, 2024 and December 31, 2023 were 0.20% and 0.24%, respectively.

The following table shows a summary of asset quality balances and related ratios as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2024	2023
Nonaccrual LHFI	$35,913	$36,860
Foreclosed properties	230	29
Total NPAs	36,143	36,889
LHFI past due 90 days and accruing interest	15,620	13,863
Total NPAs and LHFI past due 90 days and accruing interest	$51,763	$50,752

Balances
Allowance for loan and lease losses	$158,131	$132,182
Allowance for credit losses	175,688	148,451
Average LHFI, net of deferred fees and costs	18,154,673	14,949,487
LHFI, net of deferred fees and costs	18,347,190	15,635,043

Ratios
Nonaccrual LHFI to total LHFI	0.20%	0.24%
NPAs to total LHFI	0.20%	0.24%
NPAs & LHFI 90 days past due and accruing interest to total LHFI	0.28%	0.32%
NPAs to total LHFI & foreclosed property	0.20%	0.24%
NPAs & LHFI 90 days past due and accruing interest to total LHFI & foreclosed property	0.28%	0.32%
ALLL to nonaccrual LHFI	440.32%	358.61%
ALLL to nonaccrual LHFI & LHFI 90 days past due and accruing interest	306.85%	260.60%
ACL to nonaccrual LHFI	489.20%	402.74%

NPAs include nonaccrual LHFI, which totaled $35.9 million at June 30, 2024, a net decrease of $947,000 from December 31, 2023. The following table shows the activity in nonaccrual LHFI for the quarters ended (dollars in thousands):

	June 30,	December 31,
	2024	2023
Beginning Balance	$36,389	$28,626
Net customer payments	(6,293)	(2,198)
Additions	6,831	10,604
Charge-offs	(759)	(172)
Loans returning to accruing status	(54)	—
Transfers to foreclosed property	(201)	—
Ending Balance	$35,913	$36,860

The following table presents the composition of nonaccrual LHFI and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual LHFI, as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2024	2023
Construction and Land Development	$1,144	$348
CRE - Owner Occupied	4,651	3,001
CRE - Non-owner Occupied	10,741	12,616
Multifamily Real Estate	1	—
Commercial & Industrial	3,408	4,556
Residential 1-4 Family - Commercial	1,783	1,804
Residential 1-4 Family - Consumer	10,799	11,098
Residential 1-4 Family - Revolving	3,028	3,087
Auto	354	350
Consumer	4	—
Total	$35,913	$36,860
Coverage Ratio(1)	440.32%	358.61%

(1) Represents the ALLL divided by nonaccrual LHFI.

Past Due Loans

At June 30, 2024, past due LHFI still accruing interest totaled $40.2 million or 0.22% of total LHFI, compared to $48.4 million or 0.31% of total LHFI at December 31, 2023. Of the total past due LHFI still accruing interest, $15.6 million or 0.09% of total LHFI were loans past due 90 days or more at June 30, 2024, compared to $13.9 million or 0.09% of total LHFI at December 31, 2023.

Troubled Loan Modifications

As of June 30, 2024 and 2023, we had TLMs of $24.1 million and $31.0 million, respectively. There were no unfunded commitments on loans modified and designated as TLMs for both June 30, 2024 and 2023.

Net Charge-offs

For the second quarter of 2024, net charge-offs were $1.7 million or 0.04% of total average LHFI on an annualized basis, compared to net charge-offs of $1.6 million or 0.04% for the same quarter last year. For the six months ended June 30, 2024, net charge-offs were $6.7 million or 0.08% of total average LHFI on an annualized basis, compared to net charge-offs of $6.1 million or 0.08% as of June 30, 2023.

Provision for Credit Losses

We recorded a provision for credit losses of $21.8 million for the second quarter of 2024, an increase of $15.7 million compared to the provision for credit losses of $6.1 million recorded during the same quarter of 2023. The provision for credit losses for the second quarter of 2024 reflected a provision of $19.8 million for loan losses and a $2.0 million provision for unfunded commitments. For the six months ended June 30, 2024, we recorded a provision for credit losses of $30.0 million, an increase of $12.1 million compared to provision for credit losses of $17.9 million for the six months ended June 30, 2023. The provision for credit losses for the first six months of 2024 reflected a provision of $28.7 million for loan losses and a $1.3 million provision for unfunded commitments. Included in the provision for credit losses for the three and six months ended June 30, 2024 was $13.2 million of initial provision expense on non-PCD loans and $1.4 million on unfunded commitments, each due to the American National acquisition. As compared to the same period in the prior year, the increase in provision for credit losses for the three months ended June 30, 2024, outside of the initial provision expense recorded on non-PCD loans and unfunded commitments due to the American National acquisition, primarily reflects the impact of loan growth and the impact of continued uncertainty in the economic outlook on certain commercial portfolios. As compared to the same period in the prior year, the decrease in provision for credit losses for the six months ended June 30, 2024, outside of the initial provision expense recorded on non-PCD loans and unfunded commitments due to the American National acquisition, primarily reflects a decrease in the provision for unfunded commitments.

Allowance for Credit Losses

At June 30, 2024, the ACL was $175.7 million and included an ALLL of $158.1 million and a reserve for unfunded commitments of $17.6 million. At April 1, 2024, the initial ACL related to the American National acquisition was $18.5 million, consisting of an ALLL of $17.1 million, which included a $3.9 million reserve on PCD loans, and a RUC of $1.4 million. Outside of the initial ACL recorded in the American National acquisition, the ACL at June 30, 2024 increased $8.8 million from December 31, 2023, primarily due to loan growth in 2024 and the impact of continued uncertainty in the economic outlook on certain commercial portfolios.

The following table summarizes the ACL as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2024	2023
Total ALLL	$158,131	$132,182
Total Reserve for Unfunded Commitments	17,557	16,269
Total ACL	$175,688	$148,451

ALLL / total LHFI	0.86%	0.85%
ACL / total LHFI	0.96%	0.95%

The following table summarizes net charge-off activity by loan segment for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended			Six Months Ended
	2024			2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(2,094)	$(994)	$(3,088)	$(7,033)	$(1,949)	$(8,982)
Recoveries	1,057	291	1,348	1,590	735	2,325
Net charge-offs	$(1,037)	$(703)	$(1,740)	$(5,443)	$(1,214)	$(6,657)
Net charge-offs to average loans(1)	0.03%	0.12%	0.04%	0.07%	0.10%	0.08%

	Three Months Ended			Six Months Ended
	2023			2023
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(1,794)	$(808)	$(2,602)	$(6,801)	$(1,527)	$(8,328)
Recoveries	518	517	1,035	1,033	1,169	2,202
Net charge-offs	$(1,276)	$(291)	$(1,567)	$(5,768)	$(358)	$(6,126)
Net charge-offs to average loans(1)	0.04%	0.05%	0.04%	0.09%	0.03%	0.08%

(1) Annualized

The following table summarizes the ALLL activity by loan segment and the percentage of the loans portfolio that the related ALLL covers as of the quarters ended (dollars in thousands):

	June 30, 2024			December 31, 2023
	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL	$131,139	$26,992	$158,131	$105,896	$26,286	$132,182
Loan %(1)	86.5%	13.5%	100.0%	85.3%	14.7%	100.0%
ALLL to total LHFI	0.83%	1.09%	0.86%	0.79%	1.14%	0.85%

(1) The percentage represents the loan balance divided by LHFI.

The increase in the ALLL from the prior year for the Commercial segment is primarily due to the American National acquisition, as well as loan growth during 2024, and the impact of continued uncertainty in the economic outlook on certain portfolios. The increase in the ALLL from the prior year for the Consumer segment primarily reflects the impact from the American National acquisition, partially offset by the run-off in the third-party lending and auto portfolios.

DEPOSITS

As of June 30, 2024, our total deposits were $20.0 billion, an increase of $3.2 billion or 38.1% (annualized) from December 31, 2023, primarily driven by the increase in deposits from the acquisition of American National. Total interest-bearing deposits consisted of interest checking accounts, money market, savings, time deposits, and brokered deposits. Our total time deposit balances with customers totaled $3.7 billion and accounted for 26.2% of total interest-bearing customer deposits at June 30, 2024, compared to $2.8 billion and 23.1% at December 31, 2023. We expect to continue to use purchased brokered deposits as part of our overall liquidity management strategy, on an as needed basis, which are generally purchased through nationally recognized networks. At June 30, 2024, our brokered deposits totaled $1.3 billion, a $786.7 million increase from December 31, 2023.

The following table presents the deposit balances, including brokered deposits, by major category as of the quarters ended (dollars in thousands):

	June 30, 2024		December 31, 2023
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Interest checking accounts	$5,044,503	25.2%	$4,697,819	27.9%
Money market accounts	4,330,928	21.7%	3,850,679	22.9%
Savings accounts	1,056,474	5.3%	909,223	5.4%
Customer time deposits of $250,000 and over	1,015,032	5.1%	674,939	4.0%
Other customer time deposits	2,691,600	13.4%	2,173,904	12.9%
Time Deposits	3,706,632	18.5%	2,848,843	16.9%
Total interest-bearing customer deposits	14,138,537	70.7%	12,306,564	73.1%
Brokered deposits	1,335,092	6.7%	548,384	3.3%
Total interest-bearing deposits	$15,473,629	77.4%	$12,854,948	76.4%
Demand deposits	4,527,248	22.6%	3,963,181	23.6%
Total Deposits (1)	$20,000,877	100.0%	$16,818,129	100.0%

(1) Includes estimated uninsured deposits of $6.4 billion and $5.8 billion as of June 30, 2024 and December 31, 2023, respectively, and collateralized deposits of $1.1 billion and $861.6 million as of June 30, 2024 and December 31, 2023, respectively.

Maturities of time deposits in excess of FDIC insurance limits were as follows for the quarters ended (dollars in thousands):

	June 30, 2024	December 31, 2023
3 Months or Less	$82,337	$141,146
Over 3 Months through 6 Months	111,315	62,006
Over 6 Months through 12 Months	182,836	32,672
Over 12 Months	79,544	43,865
Total	$456,032	$279,689

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

The table summarizes our regulatory capital and related ratios as of the periods ended (2) (dollars in thousands):

	June 30,	December 31,	June 30,
	2024	2023	2023
Common equity Tier 1 capital	$ 1,978,315	$ 1,790,183	$ 1,723,535
Tier 1 capital	2,144,671	1,956,539	1,889,891
Tier 2 capital	570,351	508,278	494,517
Total risk-based capital	2,715,022	2,464,817	2,384,408
Risk-weighted assets	20,892,383	18,184,252	17,480,064
Capital ratios:
Common equity Tier 1 capital ratio	9.47%	9.84%	9.86%
Tier 1 capital ratio	10.27%	10.76%	10.81%
Total capital ratio	13.00%	13.55%	13.64%
Leverage ratio (Tier 1 capital to average assets)	9.05%	9.63%	9.64%
Capital conservation buffer ratio (1)	4.27%	4.76%	4.81%
Common equity to total assets	11.62%	11.29%	10.96%
Tangible common equity to tangible assets (+)	6.71%	7.15%	6.66%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(2) All ratios and amounts at June 30, 2024 are estimates and subject to change pending the filing of our FR Y9-C. All other periods are presented as filed.

(+) Refer to “Non-GAAP Financial Measures” within this Item 2 for more information about this non-GAAP financial measure, including a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with GAAP.

For more information about our off-balance sheet obligations and cash requirements, refer to “Liquidity” within this Item 2.

NON-GAAP FINANCIAL MEASURES

In this Quarterly Report, we have provided supplemental performance measures determined by methods other than in accordance with GAAP. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare our financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. We use the non-GAAP financial measures discussed herein in our analysis of our performance. Management believes that these non-GAAP financial measures provide additional understanding of ongoing operations, enhance comparability of our results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in our underlying performance.

We believe interest and dividend income (FTE), which is used in computing yield on interest-earning assets (FTE), provides valuable additional insight into the yield on interest-earning assets (FTE) by adjusting for differences in the tax treatment of interest income sources. We believe net interest income (FTE) and total revenue (FTE), which are used in computing net interest margin (FTE), provide valuable additional insight into the net interest margin by adjusting for differences in the tax treatment of interest income sources. The entire FTE adjustment is attributable to interest income on earning assets, which is used in computing the yield on earning assets. Interest expense and the related cost of interest-bearing liabilities and cost of funds ratios are not affected by the FTE components.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest Income (FTE)
Interest and dividend income (GAAP)	$320,888	$230,247	$583,802	$447,793
FTE adjustment	3,814	3,666	7,537	7,455
Interest and dividend income (FTE) (non-GAAP)	$324,702	$233,913	$591,339	$455,248
Average earning assets	$21,925,128	$18,091,809	$20,507,261	$18,164,545
Yield on interest-earning assets (GAAP)	5.89%	5.10%	5.72%	4.97%
Yield on interest-earning assets (FTE) (non-GAAP)	5.96%	5.19%	5.80%	5.05%
Net Interest Income (FTE)
Net interest income (GAAP)	$184,534	$152,084	$332,358	$305,528
FTE adjustment	3,814	3,666	7,537	7,455
Net interest income (FTE) (non-GAAP)	$188,348	$155,750	$339,895	$312,983
Noninterest income (GAAP)	23,812	24,197	49,365	33,824
Total revenue (FTE) (non-GAAP)	$212,160	$179,947	$389,260	$346,807
Average earning assets	$21,925,128	$18,091,809	$20,507,261	$18,164,545
Net interest margin (GAAP)	3.39%	3.37%	3.26%	3.39%
Net interest margin (FTE) (non-GAAP)	3.46%	3.45%	3.33%	3.47%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	June 30,	December 31,	June 30,
	2024	2023	2023
Tangible Assets
Ending Assets (GAAP)	$24,761,413	$21,166,197	$20,602,332
Less: Ending goodwill	1,207,484	925,211	925,211
Less: Ending amortizable intangibles	95,980	19,183	23,469
Ending tangible assets (non-GAAP)	$23,457,949	$20,221,803	$19,653,652
Tangible Common Equity
Ending Equity (GAAP)	$3,043,686	$2,556,327	$2,424,470
Less: Ending goodwill	1,207,484	925,211	925,211
Less: Ending amortizable intangibles	95,980	19,183	23,469
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$1,573,865	$1,445,576	$1,309,433
Average equity (GAAP)	$3,021,929	$2,430,711	$2,460,741
Less: Average goodwill	1,208,588	925,211	925,211
Less: Average amortizable intangibles	97,109	20,192	23,748
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$1,549,876	$1,318,952	$1,345,426
Common equity to total assets (GAAP)	11.62%	11.29%	10.96%
Tangible common equity to tangible assets (non-GAAP)	6.71%	7.15%	6.66%
Book value per common share (GAAP)	$32.30	$32.06	$30.31

Adjusted operating measures exclude, as applicable, merger-related costs, strategic cost saving initiatives (principally composed of severance charges related to headcount reductions and charges for exiting leases), FDIC special assessments, legal reserves associated with our previously disclosed settlement with the CFPB, deferred tax asset write-down, and (loss) gain on sale of securities. We believe these non-GAAP adjusted measures provide investors with important information about the continuing economic results of our operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Adjusted Operating Earnings & EPS
Net income (GAAP)	$25,161	$55,241	$74,930	$90,894
Plus: Merger-related costs, net of tax	24,236	—	25,799	—
Plus: Strategic cost saving initiatives, net of tax	—	3,109	—	3,109
Plus: FDIC special assessment, net of tax	—	—	664	—
Plus: Legal reserves, net of tax	—	—	—	3,950
Plus: Deferred tax asset write-down	4,774	—	4,774	—
Less: (Loss) gain on sale of securities, net of tax	(5,148)	2	(5,145)	(10,584)
Adjusted operating earnings (non-GAAP)	$59,319	$58,348	$111,312	$108,537
Less: Dividends on preferred stock	2,967	2,967	5,934	5,934
Adjusted operating earnings available to common shareholders (non-GAAP)	$56,352	$55,381	$105,378	$102,603

Weighted average common shares outstanding, diluted	89,768,466	74,995,557	82,482,921	74,915,977
Earnings per common share, diluted (GAAP)	$0.25	$0.70	$0.84	$1.13
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.63	$0.74	$1.28	$1.37

Adjusted operating noninterest expense excludes, as applicable, expenses related to the amortization of intangible assets, merger-related costs, FDIC special assessments, strategic cost saving initiatives (principally composed of severance charges related to headcount reductions and charges for exiting leases), and legal reserves associated with our previously disclosed settlement with the CFPB. Adjusted operating noninterest income excludes (loss) gain on sale of securities. These measures are similar to the measures we use when analyzing corporate performance and are also similar to the measure used for incentive compensation. We believe this adjusted measure provides investors with important information about the continuing economic results of our operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$150,005	$105,661	$255,279	$213,934
Less: Amortization of intangible assets	5,995	2,216	7,889	4,494
Less: Merger-related costs	29,778	—	31,652	—
Less: FDIC special assessment	—	—	840	—
Less: Strategic cost saving initiatives	—	3,935	—	3,935
Less: Legal reserves	—	—	—	5,000
Adjusted operating noninterest expense (non-GAAP)	$114,232	$99,510	$214,898	$200,505
Noninterest income (GAAP)	$23,812	$24,197	$49,365	$33,824
Less: (Loss) gain on sale of securities	(6,516)	2	(6,513)	(13,398)
Adjusted operating noninterest income (non-GAAP)	$30,328	$24,195	$55,878	$47,222

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

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

The following table represents the interest rate sensitivity on our net interest income across the rate paths modeled for balances as of the quarterly periods ended:

	Change In Net Interest Income
	June 30,	December 31,	June 30,
	2024	2023	2023
	%	%	%
Change in Yield Curve:
+300 basis points	8.00	4.41	7.47
+200 basis points	5.58	3.20	5.25
+100 basis points	2.97	1.79	2.89
Most likely rate scenario	—	—	—
-100 basis points	(3.18)	(1.68)	(2.94)
-200 basis points	(6.58)	(3.92)	(7.34)
-300 basis points	(10.78)	(7.62)	(14.07)

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

From a net interest income perspective, we were generally more asset sensitive as of June 30, 2024 compared to our positions as of December 31, 2023 and June 30, 2023. This shift is due, in part, to the changing market characteristics of certain loan and deposit products and, in part, due to various other balance sheet strategies. We expect net interest income to increase with an immediate increase or shock in market rates. In a decreasing interest rate environment, we would expect a decline in net interest income as interest-earning assets re-price more quickly than interest-bearing deposits.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances as of the periods ended:

	Change In Economic Value of Equity
	June 30,	December 31,	June 30,
	2024	2023	2023
	%	%	%
Change in Yield Curve:
+300 basis points	(6.82)	(8.11)	(10.85)
+200 basis points	(4.39)	(5.36)	(7.46)
+100 basis points	(2.07)	(2.53)	(3.86)
Most likely rate scenario	—	—	—
-100 basis points	1.15	2.34	1.56
-200 basis points	0.86	3.07	2.46
-300 basis points	(1.54)	0.76	(0.27)

As of June 30, 2024, our economic value of equity is generally less liability sensitive in a rising interest rate environment compared to our positions as of December 31, 2023 and June 30, 2023, primarily due to the composition of our Consolidated Balance Sheets and also due to the pricing characteristics and assumptions of certain deposits. A decrease in interest rates may have an adverse impact if our asset yields reprice faster than our deposits or if we are not able to reduce our deposit rates in a declining rate scenario.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2024, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

During the quarter ended June 30, 2024, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

As of June 30, 2024, we did not have an authorized share repurchase program in effect.

The following information describes our common stock repurchases for the three months ended June 30, 2024:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
April 1 - April 30, 2024	474	33.92	—	—
May 1 - May 31, 2024	1,722	33.90	—	—
June 1 - June 30, 2024	1,021	31.70	—	—
Total	3,217	33.20	—	—

_________________________________________

(1) For the three months ended June 30, 2024, 3,217 shares were withheld upon vesting of restricted shares granted to our employees in order to satisfy tax withholding obligations.

ITEM 5 – OTHER INFORMATION

Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended June 30, 2024 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: August 6, 2024	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2024	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)