Form 10-Q
period 2024-09-30
Atlantic Union Bankshares Corp
filed 2024-11-05
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of October 29, 2024 was 89,776,626.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

In this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “we”, “us”, and “our” refer to Atlantic Union Bankshares Corporation and its direct and indirect subsidiaries, including Atlantic Union Bank.

2023 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2023
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALCO	–	Asset liability management committee
ALLL	–	Allowance for loan and lease losses, a component of ACL
American National	–	American National Bankshares Inc.
American National merger	–	The merger of American National Bankshares Inc. with and into Atlantic Union Bankshares Corporation pursuant to the American National merger agreement
American National merger agreement	–	Agreement and Plan of Merger dated July 24, 2023 by and between Atlantic Union Bankshares Corporation and American National Bankshares Inc.
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
AUB	–	Atlantic Union Bankshares Corporation
the Bank	–	Atlantic Union Bank
BOLI	–	Bank-owned life insurance
bps	–	Basis points
BTFP	–	Bank Term Funding Program
CDI	–	Core deposit intangibles
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
CME SOFR	–	Chicago Mercantile Exchange Secured Overnight Financing Rate
the Company	–	Atlantic Union Bankshares Corporation and its subsidiaries
CRE	–	Commercial real estate
depositary shares	–

Depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share)

EPS	–	Earnings per common share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
FHLB	–	Federal Home Loan Bank of Atlanta
FHLMC	–	Federal Home Loan Mortgage Corporation
FNB	–	FNB Corporation
FNMA	–	Federal National Mortgage Association
FOMC	–	Federal Open Market Committee
FRB	–	Federal Reserve Bank of Richmond
FR Y9-C	–	Consolidated financial statements for a U.S. bank holding company, a savings and loan holding company, a U.S. intermediate holding company, and a securities holding company
FTE	–	Fully taxable equivalent
GAAP	–	Accounting principles generally accepted in the United States
GNMA	–	Government National Mortgage Association
HTM	–	Held to maturity
LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
MBS	–	Mortgage-Backed Securities

merger agreement	–	Agreement and Plan of Merger dated October 21, 2024 by and between Atlantic Union Bankshares Corporation and Sandy Spring Bancorp, Inc.
merger	–	The merger of Sandy Spring Bancorp, Inc. with and into Atlantic Union Bankshares Corporation pursuant to the merger agreement
MFC	–	Middleburg Financial Corporation
NPA	–	Nonperforming assets
NYSE	–	New York Stock Exchange
OCI	–	Other comprehensive (loss) income
PCD	–	Purchased credit deteriorated
ROU asset	–	Right of Use Asset
RPAs	–	Risk Participation Agreements
Sandy Spring	–	Sandy Spring Bancorp, Inc.
SEC	–	Securities and Exchange Commission
Series A preferred stock	–	6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share
SOFR	–	Secured Overnight Financing Rate
TLM	–	Troubled loan modification
VFG	–	Virginia Financial Group, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(Dollars in thousands, except share data)

	September 30,	December 31,
	2024	2023
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$232,222	$196,754
Interest-bearing deposits in other banks	291,163	167,601
Federal funds sold	4,685	13,776
Total cash and cash equivalents	528,070	378,131
Securities available for sale, at fair value	2,608,182	2,231,261
Securities held to maturity, at carrying value	807,080	837,378
Restricted stock, at cost	117,881	115,472
Loans held for sale	11,078	6,710
Loans held for investment, net of deferred fees and costs	18,337,299	15,635,043
Less: allowance for loan and lease losses	160,685	132,182
Total loans held for investment, net	18,176,614	15,502,861
Premises and equipment, net	115,093	90,959
Goodwill	1,212,710	925,211
Amortizable intangibles, net	90,176	19,183
Bank owned life insurance	489,759	452,565
Other assets	647,080	606,466
Total assets	$24,803,723	$21,166,197
LIABILITIES
Noninterest-bearing demand deposits	$4,422,909	$3,963,181
Interest-bearing deposits	15,882,378	12,854,948
Total deposits	20,305,287	16,818,129
Securities sold under agreements to repurchase	59,227	110,833
Other short-term borrowings	375,000	810,000
Long-term borrowings	417,937	391,025
Other liabilities	463,856	479,883
Total liabilities	21,621,307	18,609,870
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	118,494	99,147
Additional paid-in capital	2,277,024	1,782,286
Retained earnings	1,079,032	1,018,070
Accumulated other comprehensive loss	(292,307)	(343,349)
Total stockholders' equity	3,182,416	2,556,327
Total liabilities and stockholders' equity	$24,803,723	$21,166,197

Common shares outstanding	89,774,392	75,023,327
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$291,089	$221,380	$810,886	$616,544
Interest on deposits in other banks	1,060	1,309	4,977	3,815
Interest and dividends on securities:
Taxable	24,247	16,055	68,012	48,373
Nontaxable	8,132	8,415	24,455	26,220
Total interest and dividend income	324,528	247,159	908,330	694,952
Interest expense:
Interest on deposits	130,216	83,590	354,584	200,690
Interest on short-term borrowings	5,698	6,499	22,049	22,106
Interest on long-term borrowings	5,682	5,129	16,407	14,687
Total interest expense	141,596	95,218	393,040	237,483
Net interest income	182,932	151,941	515,290	457,469
Provision for credit losses	2,603	4,991	32,592	22,911
Net interest income after provision for credit losses	180,329	146,950	482,698	434,558
Noninterest income:
Service charges on deposit accounts	9,792	8,557	27,447	24,577
Other service charges, commissions and fees	2,002	2,632	5,700	6,071
Interchange fees	3,371	2,314	8,791	7,098
Fiduciary and asset management fees	6,858	4,549	18,603	13,169
Mortgage banking income	1,214	666	3,274	1,969
Gain (loss) on sale of securities	4	(27,594)	(6,510)	(40,992)
Bank owned life insurance income	5,037	2,973	12,074	8,671
Loan-related interest rate swap fees	1,503	2,695	4,353	6,450
Other operating income	4,505	30,302	9,919	33,905
Total noninterest income	34,286	27,094	83,651	60,918
Noninterest expenses:
Salaries and benefits	69,454	57,449	199,867	179,996
Occupancy expenses	7,806	6,053	22,267	18,503
Furniture and equipment expenses	3,685	3,449	10,799	10,765
Technology and data processing	9,737	7,923	28,138	24,631
Professional services	3,994	3,291	11,452	11,138
Marketing and advertising expense	3,308	2,219	8,609	7,387
FDIC assessment premiums and other insurance	5,282	4,258	15,099	12,231
Franchise and other taxes	5,256	4,510	14,770	13,508
Loan-related expenses	1,445	1,388	4,043	4,560
Amortization of intangible assets	5,804	2,193	13,693	6,687
Merger-related costs	1,353	1,993	33,005	1,993
Other expenses	5,458	13,782	16,117	31,043
Total noninterest expenses	122,582	108,508	377,859	322,442
Income before income taxes	92,033	65,536	188,490	173,034
Income tax expense	15,618	11,519	37,144	28,123
Net Income	$76,415	$54,017	$151,346	$144,911
Dividends on preferred stock	2,967	2,967	8,901	8,901
Net income available to common shareholders	$73,448	$51,050	$142,445	$136,010

Basic earnings per common share	$0.82	$0.68	$1.68	$1.81
Diluted earnings per common share	$0.82	$0.68	$1.68	$1.81
Dividends declared per common share	$0.32	$0.30	$0.96	$0.90
Basic weighted average number of common shares outstanding	89,780,531	74,999,128	84,933,126	74,942,851
Diluted weighted average number of common shares outstanding	89,780,531	74,999,128	84,933,213	74,943,999

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$76,415	$54,017	$151,346	$144,911
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $6,271 and $2,547 for the three months and $3,450 and $3,241 for the nine months ended September 30, 2024 and 2023, respectively)	23,589	(9,581)	12,979	(12,192)
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $17,770 and $21,051 for the three months and $8,887 and $21,178 for the nine months ended September 30, 2024 and 2023, respectively)	66,856	(79,193)	33,438	(79,669)
Reclassification adjustment for (gains) losses included in net income (net of tax, $1 and $5,795 for the three months and $1,367 and $8,609 for the nine months ended September 30, 2024 and 2023, respectively) (1)	(3)	21,799	5,143	32,383
HTM securities:
Reclassification adjustment for accretion of unrealized gains on AFS securities transferred to HTM (net of tax) (2)	—	(2)	(5)	(7)
Bank owned life insurance:
Unrealized holding (losses) gains arising during the period	—	—	(16)	10
Reclassification adjustment for gains included in net income (3)	(162)	(62)	(497)	(145)
Other comprehensive income (loss):	90,280	(67,039)	51,042	(59,620)
Comprehensive income (loss)	$166,695	$(13,022)	$202,388	$85,291

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2023	$99,147	$173	$1,782,286	$1,018,070	$(343,349)	$2,556,327
Net Income				49,769		49,769
Other comprehensive loss (net of taxes of $8,182)					(30,949)	(30,949)
Dividends on common stock ($0.32 per share)				(24,027)		(24,027)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (189,503 shares)	252		(2,458)			(2,206)
Stock-based compensation expense			2,981			2,981
Balance - March 31, 2024	$99,399	$173	$1,782,809	$1,040,845	$(374,298)	$2,548,928
Net Income				25,161		25,161
Other comprehensive loss (net of taxes of $2,161)					(8,289)	(8,289)
Issuance of common stock in regard to acquisition (14,349,239 shares)	19,052		486,694			505,746
Dividends on common stock ($0.32 per share)				(28,726)		(28,726)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (17,363 shares)	24		117			141
Stock-based compensation expense			3,692			3,692
Balance - June 30, 2024	$118,475	$173	$2,273,312	$1,034,313	$(382,587)	$3,043,686
Net Income				76,415		76,415
Other comprehensive income (net of taxes of $24,040)					90,280	90,280
Dividends on common stock ($0.32 per share)				(28,729)		(28,729)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (14,833 shares)	19		110			129
Stock-based compensation expense			3,602			3,602
Balance - September 30, 2024	$118,494	$173	$2,277,024	$1,079,032	$(292,307)	$3,182,416

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands)

	2024	2023
Operating activities:
Net income	$151,346	$144,911
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	32,592	22,911
Depreciation of premises and equipment	9,541	9,897
Amortization, net	17,064	18,215
(Accretion) amortization related to acquisitions, net	(14,325)	3,530
Losses on securities sales, net	6,510	40,992
BOLI income	(12,074)	(8,671)
Writedown of ROU assets, foreclosed properties, and equipment	216	1,929
Gain on sale-leaseback transaction	—	(27,700)
Loans held for sale:
Originations and purchases	(157,156)	(109,934)
Proceeds from sales	155,392	107,264
Changes in operating assets and liabilities:
Net decrease (increase) in other assets	38,888	(74,154)
Net (decrease) increase in other liabilities	(17,831)	95,563
Net cash provided by operating activities	210,163	224,753
Investing activities:
Securities AFS and restricted stock:
Purchases	(619,879)	(425,431)
Proceeds from sales	620,405	856,881
Proceeds from maturities, calls, and paydowns	170,542	133,947
Securities HTM:
Purchases	(2,615)	(13,826)
Proceeds from maturities, calls, and paydowns	29,702	15,453
Net change in other investments	(14,919)	(9,177)
Net increase in LHFI	(523,841)	(839,536)
Net purchases of premises and equipment	(6,543)	(3,835)
Proceeds from BOLI settlements	5,645	353
Proceeds from sale-leaseback transaction	—	45,805
Proceeds from sales of foreclosed properties and former bank premises	3,021	5,846
Net cash received in acquisition	54,988	—
Net cash used in investing activities	(283,494)	(233,520)
Financing activities:
Net increase (decrease) in:
Non-interest-bearing deposits	308,316	(738,290)
Interest-bearing deposits	593,803	1,593,090
Short-term borrowings	(584,942)	(688,901)
Common stock:
Issuance	227	563
Dividends paid	(90,383)	(76,315)
Vesting of restricted stock, net of shares held for taxes	(3,751)	(2,383)
Net cash provided by financing activities	223,270	87,764
Increase in cash and cash equivalents	149,939	78,997
Cash, cash equivalents and restricted cash at beginning of the period	378,131	319,948
Cash, cash equivalents and restricted cash at end of the period	$528,070	$398,945

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands)

	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$381,133	$224,809
Income taxes	3,552	15,501

Supplemental schedule of noncash investing and financing activities
Transfers from loans to foreclosed properties	375	—
Transfers from bank premises to foreclosed properties	8,573	—
Issuance of common stock in exchange for net assets in acquisitions	505,402	—

Transactions related to acquisitions
Assets acquired	2,948,035	—
Liabilities assumed	2,730,061	—

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

Basis of Financial Information

The accounting policies and practices of Atlantic Union Bankshares Corporation and subsidiaries conform to GAAP and follow general practices within the banking industry. The consolidated financial statements include the accounts of the Company, which is a financial holding company and a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Atlantic Union Bank, which owns Union Insurance Group, LLC, Atlantic Union Financial Consultants, LLC, Atlantic Union Bank Investments, Inc., and Atlantic Union Equipment Finance, Inc.

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

The Company evaluates acquired loans at the acquisition date and classifies them as either – (1) loans that have experienced a more-than insignificant amount of credit deterioration since origination (“PCD” loans) or (2) loans that have not experienced a more-than insignificant amount of credit deterioration since origination (“non-PCD” loans). At acquisition, the allowance on PCD loans is booked directly to the ACL using the Company’s existing ACL methodology, but there is no initial impact to net income. Subsequent to acquisition, future changes in estimates of expected credit losses on PCD loans are recognized as provision expense (or reversal of provision expense). The ACL for non-PCD loans is recognized as provision expense in the same reporting period as the business acquisition, using the Company’s existing ACL methodology. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial

Statements and Supplementary Data” in the Company’s 2023 Form 10-K for additional information on the Company’s accounting policy over acquired loans and ACL.

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

2. ACQUISITIONS

American National Acquisition

On April 1, 2024, the Company completed its previously announced merger with American National, the holding company for American National Bank and Trust Company, headquartered in Danville, Virginia. Under the terms of the American National merger agreement, at the effective time of the American National merger, each outstanding share of American National common stock was converted into 1.35 shares of the Company’s common stock, resulting in 14.3 million additional shares issued, or aggregate consideration of $505.5 million, based on the closing price per share of the Company’s common stock as quoted on NYSE on March 28, 2024, which was the last trading day prior to the consummation of the acquisition. With the acquisition of American National, the Company acquired 26 branches, deepening its presence in central and western Virginia, and expanding its franchise into contiguous markets in southern Virginia and in North Carolina.

As a result of the American National acquisition, the Company’s associated goodwill at September 30, 2024 totaled $287.5 million, which reflects expected synergies and economies of scale from the American National merger, allocated between the Company’s Wholesale Banking ($209.9 million) and Consumer Banking ($77.6 million) reporting segments, which is not deductible for tax purposes. While the Company believed the information available on April 1, 2024 provided a reasonable basis for estimating fair value, the Company obtained additional information and evidence within the one year measurement period, that resulted in changes to the estimated fair value amounts and associated goodwill for which measurement period adjustments were recorded. Measurement period adjustments recorded during the third quarter of 2024 related to the Company’s foreclosed properties, deferred tax assets, and long-term borrowings, which resulted in a $5.2 million increase in the preliminary goodwill recognized as part of the American National acquisition during the second quarter of 2024. Valuations subject to change include, but are not limited to: LHFI, identified intangible assets, certain deposits, income taxes, and certain other assets and liabilities. In addition, certain reclassification adjustments were made to other assets and other liabilities to conform to the Company’s current balance sheet presentation.

The following table provides a summary of the consideration transferred and the fair value of the assets acquired and liabilities assumed as of the date of the acquisition, reflecting the aforementioned measurement period and reclassification adjustments (dollars in thousands):

Purchase price consideration		$505,473

Fair value of assets acquired:
Cash and cash equivalents	$55,060
Securities AFS	507,764
LHFS	2,611
LHFI	2,151,517
Premises and equipment	35,802
CDI and other intangibles	84,687
Bank owned life insurance	30,627
Other assets	79,967
Total assets	$2,948,035

Fair value of liabilities assumed:
Deposits	$2,583,089
Short-term borrowings	98,336
Long-term borrowings	25,890
Other liabilities	22,746
Total liabilities	$2,730,061

Fair value of net assets acquired		$217,974
Preliminary goodwill		$287,499

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

The following table presents for illustrative purposes only certain pro forma information as if the Company had acquired American National on January 1, 2023. These results combine the historical results of American National in the Company's Consolidated Statements of Income and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2023. No adjustments have been made to the pro forma results regarding possible revenue enhancements, provision for credit losses, or expense efficiencies. Pro forma adjustments below include the net impact of American National’s accretion and the elimination of American National merger-related costs, as disclosed below. The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition, which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma		Pro forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024 (2)	2023 (3)	2024 (2)	2023 (3)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenues (1)	$217,218	$214,812	$632,927	$628,065
Net income available to common shareholders (4)	$74,533	$63,690	$180,409	$174,815

(1) Includes net interest income and noninterest income.

(2) Includes the net impact of American National’s accretion adjustments of $5.0 million for the nine months ended September 30, 2024. There were no pro forma net accretion adjustments for the three months ended September 30, 2024.

(3) Includes the net impact of American National’s accretion adjustments of $4.9 million and $14.8 million for the three and nine months ended September 30, 2023, respectively.

(4) For the three and nine months ended September 30, 2024 and 2023, excludes American National merger-related costs as noted below.

Merger-related costs associated with the acquisition of American National were $1.1 million and $26.9 million, net of tax, for the three and nine months ended September 30, 2024, respectively, and $2.0 million for both the three and nine months ended September 30, 2023. Such costs include employee severance, professional fees, system conversion, and lease and contract termination expenses, which have been expensed as incurred, and are recorded in “Merger-related costs” on the Company’s Consolidated Statements of Income.

The Company’s operating results for the three and nine months ended September 30, 2024 include the operating results of the acquired assets and assumed liabilities of American National subsequent to the acquisition on April 1, 2024. Due to the merging of certain processes and the conversion of American National’s systems during the second quarter of 2024, historical reporting for the former American National operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

3. SECURITIES AND OTHER INVESTMENTS

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of September 30, 2024 are as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2024
U.S. government and agency securities	$65,384	$1,313	$(26)	$66,671
Obligations of states and political subdivisions	600,074	294	(111,841)	488,527
Corporate and other bonds (1)	283,861	631	(12,517)	271,975
Commercial MBS
Agency	287,747	1,724	(37,721)	251,750
Non-agency	76,501	202	(1,636)	75,067
Total commercial MBS	364,248	1,926	(39,357)	326,817
Residential MBS
Agency	1,522,319	4,144	(176,187)	1,350,276
Non-agency	104,967	984	(3,867)	102,084
Total residential MBS	1,627,286	5,128	(180,054)	1,452,360
Other securities	1,832	—	—	1,832
Total AFS securities	$2,942,685	$9,292	$(343,795)	$2,608,182

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

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value(2)	Losses	Value	Losses
September 30, 2024
U.S. government and agency securities	$—	$—	$1,439	$(26)	$1,439	$(26)
Obligations of states and political subdivisions	1,277	(213)	462,306	(111,628)	463,583	(111,841)
Corporate and other bonds(1)	14,899	(167)	188,773	(12,350)	203,672	(12,517)
Commercial MBS
Agency	25,224	(86)	148,257	(37,635)	173,481	(37,721)
Non-agency	17,533	(616)	40,135	(1,020)	57,668	(1,636)
Total commercial MBS	42,757	(702)	188,392	(38,655)	231,149	(39,357)
Residential MBS
Agency	94,214	(288)	947,499	(175,899)	1,041,713	(176,187)
Non-agency	16,199	(96)	29,821	(3,771)	46,020	(3,867)
Total residential MBS	110,413	(384)	977,320	(179,670)	1,087,733	(180,054)
Total AFS securities	$169,346	$(1,466)	$1,818,230	$(342,329)	$1,987,576	$(343,795)

December 31, 2023
U.S. government and agency securities	$—	$—	$1,980	$(34)	$1,980	$(34)
Obligations of states and political subdivisions	11,758	(2,090)	455,931	(109,361)	467,689	(111,451)
Corporate and other bonds(1)	89,450	(531)	144,155	(19,243)	233,605	(19,774)
Commercial MBS
Agency	35,665	(547)	143,657	(40,634)	179,322	(41,181)
Non-agency	—	—	64,778	(1,965)	64,778	(1,965)
Total commercial MBS	35,665	(547)	208,435	(42,599)	244,100	(43,146)
Residential MBS
Agency	59,707	(491)	1,011,809	(205,144)	1,071,516	(205,635)
Non-agency	9,022	(41)	40,085	(5,786)	49,107	(5,827)
Total residential MBS	68,729	(532)	1,051,894	(210,930)	1,120,623	(211,462)
Total AFS securities	$205,602	$(3,700)	$1,862,395	$(382,167)	$2,067,997	$(385,867)

(1) Other bonds include asset-backed securities.

(2) Comprised of 740 and 757 individual securities as of September 30, 2024 and December 31, 2023, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at September 30, 2024 and December 31, 2023 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s MBS are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating. The Company’s AFS investment portfolio is generally highly-rated or agency backed. At September 30, 2024 and December 31, 2023, all AFS securities were current with no securities past due or on non-accrual, and no ACL was held against the Company’s AFS securities portfolio.

The following table presents the amortized cost and estimated fair value of AFS securities as of the periods ended, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$49,287	$49,040	$52,427	$51,936
Due after one year through five years	214,039	215,657	150,271	149,545
Due after five years through ten years	322,155	305,664	282,309	261,720
Due after ten years	2,357,204	2,037,821	2,130,529	1,768,060
Total AFS securities	$2,942,685	$2,608,182	$2,615,536	$2,231,261

Refer to Note 8 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements and for other purposes as permitted or required by law as of September 30, 2024 and December 31, 2023.

Accrued interest receivable on AFS securities totaled $10.3 million and $9.5 million at September 30, 2024 and December 31, 2023, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2024 and 2023, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

Held to Maturity

The Company reports HTM securities on the Company’s Consolidated Balance Sheets at carrying value. Carrying value is amortized cost, which includes any unamortized unrealized gains and losses recognized in AOCI prior to reclassifying the securities from AFS securities to HTM securities. The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of September 30, 2024 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
September 30, 2024
Obligations of states and political subdivisions	$695,460	$3,775	$(23,241)	$675,994
Corporate and other bonds(1)	3,484	—	(64)	3,420
Commercial MBS
Agency	27,164	—	(5,308)	21,856
Non-agency	21,218	156	(533)	20,841
Total commercial MBS	48,382	156	(5,841)	42,697
Residential MBS
Agency	38,339	—	(4,872)	33,467
Non-agency	21,415	15	(181)	21,249
Total residential MBS	59,754	15	(5,053)	54,716
Total HTM securities	$807,080	$3,946	$(34,199)	$776,827

(1) Other bonds include asset-backed securities.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2023 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
December 31, 2023
Obligations of states and political subdivisions	$699,189	$6,175	$(23,464)	$681,900
Corporate and other bonds(1)	4,349	—	(100)	4,249
Commercial MBS
Agency	27,477	—	(5,570)	21,907
Non-agency	24,503	37	(449)	24,091
Total commercial MBS	51,980	37	(6,019)	45,998
Residential MBS
Agency	40,562	—	(5,713)	34,849
Non-agency	41,298	122	(342)	41,078
Total residential MBS	81,860	122	(6,055)	75,927
Total HTM securities	$837,378	$6,334	$(35,638)	$808,074

(1) Other bonds include asset-backed securities.

The following table presents the amortized cost of HTM securities as of the periods ended, by security type and credit rating (dollars in thousands):

	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	subdivisions	bonds	securities	securities
September 30, 2024
Credit Rating:
AAA/AA/A	$684,805	$—	$6,439	$691,244
BBB/BB/B	1,150	—	—	1,150
Not Rated – Agency(1)	—	—	67,416	67,416
Not Rated – Non-Agency(2)	9,505	3,484	34,281	47,270
Total	$695,460	$3,484	$108,136	$807,080
December 31, 2023
Credit Rating:
AAA/AA/A	$688,499	$—	$9,720	$698,219
BBB/BB/B	1,166	—	—	1,166
Not Rated – Agency(1)	—	—	68,039	68,039
Not Rated – Non-Agency(2)	9,524	4,349	56,081	69,954
Total	$699,189	$4,349	$133,840	$837,378

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

	September 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$4,022	$3,997	$3,065	$3,058
Due after one year through five years	13,173	13,554	34,093	34,613
Due after five years through ten years	103,411	100,798	45,919	45,263
Due after ten years	686,474	658,478	754,301	725,140
Total HTM securities	$807,080	$776,827	$837,378	$808,074

Refer to Note 8 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of September 30, 2024 and December 31, 2023.

Accrued interest receivable on HTM securities totaled $6.7 million and $8.4 million at September 30, 2024 and December 31, 2023, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2024 and 2023, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. At September 30, 2024 and December 31, 2023, the Company’s HTM securities were all current, with no securities past due or on non-accrual. The Company’s HTM securities ACL was immaterial at September 30, 2024 and December 31, 2023.

Restricted Stock, at cost

The FHLB required the Bank to maintain stock in an amount equal to 4.75% of outstanding borrowings and a specific percentage of the member’s total assets at September 30, 2024 and December 31, 2023, respectively. The FRB requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. At September 30, 2024 and December 31, 2023, restricted stock consisted of FRB stock in the amount of $82.9 million and $67.0 million, respectively, and FHLB stock in the amount of $35.0 million and $48.4 million, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended	Nine Months Ended
	2024	2024
Realized gains (losses)(1):
Gross realized gains	$4	$16
Gross realized losses	—	(6,526)
Net realized gains (losses)	$4	$(6,510)

Proceeds from sales of securities	$102,888	$620,405

	Three Months Ended	Nine Months Ended
	2023	2023
Realized gains (losses)(1):
Gross realized gains	$4	$1,352
Gross realized losses	(27,598)	(42,344)
Net realized losses	$(27,594)	$(40,992)

Proceeds from sales of securities	$256,780	$856,881

(1) Includes gains (losses) on sales and calls of securities.

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables exclude LHFS. The Company’s LHFI are stated at their face amount, net of deferred fees and costs and includes loan balances as of September 30, 2024, acquired through the American National acquisition that closed on April 1, 2024, and consisted of the following as of the periods ended (dollars in thousands):

	September 30, 2024	December 31, 2023
Construction and Land Development	$1,588,531	$1,107,850
CRE – Owner Occupied	2,401,807	1,998,787
CRE – Non-Owner Occupied	4,885,785	4,172,401
Multifamily Real Estate	1,357,730	1,061,997
Commercial & Industrial	3,799,872	3,589,347
Residential 1-4 Family – Commercial	729,315	522,580
Residential 1-4 Family – Consumer	1,281,914	1,078,173
Residential 1-4 Family – Revolving	738,665	619,433
Auto	354,570	486,926
Consumer	109,522	120,641
Other Commercial	1,089,588	876,908
Total LHFI, net of deferred fees and costs(1)	18,337,299	15,635,043
Allowance for loan and lease losses	(160,685)	(132,182)
Total LHFI, net	$18,176,614	$15,502,861

(1) Total loans included unamortized premiums and discounts, and unamortized deferred fees and costs totaling $228.3 million and $79.7 million as of September 30, 2024 and December 31, 2023, respectively.

Refer to Note 1 “Summary of Significant Accounting Policies” and Note 2 “Acquisitions” within Item 1 of this Quarterly Report for further information about the American National acquisition.

Accrued interest receivable on LHFI totaled $75.2 million and $72.5 million at September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable write-offs were not material to the Company’s consolidated financial statements for the three and nine months ended September 30, 2024 and 2023.

The following table shows the aging of the Company’s LHFI portfolio by class at September 30, 2024 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,584,576	$1,559	$369	$82	$1,945	$1,588,531
CRE – Owner Occupied	2,392,190	2,291	1,306	1,239	4,781	2,401,807
CRE – Non-Owner Occupied	4,866,516	1,085	6,875	1,390	9,919	4,885,785
Multifamily Real Estate	1,356,721	821	135	53	—	1,357,730
Commercial & Industrial	3,789,537	5,876	549	862	3,048	3,799,872
Residential 1-4 Family – Commercial	725,395	656	736	801	1,727	729,315
Residential 1-4 Family – Consumer	1,260,678	471	6,950	1,890	11,925	1,281,914
Residential 1-4 Family – Revolving	728,538	3,309	2,672	1,186	2,960	738,665
Auto	350,373	2,796	468	401	532	354,570
Consumer	108,487	700	182	143	10	109,522
Other Commercial	1,082,274	2	185	7,127	—	1,089,588
Total LHFI, net of deferred fees and costs	$18,245,285	$19,566	$20,427	$15,174	$36,847	$18,337,299
% of total loans	99.50%	0.11%	0.11%	0.08%	0.20%	100.00%

The following table shows the aging of the Company’s LHFI portfolio by class at December 31, 2023 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,107,183	$270	$24	$25	$348	$1,107,850
CRE – Owner Occupied	1,991,632	1,575	—	2,579	3,001	1,998,787
CRE – Non-Owner Occupied	4,156,089	545	184	2,967	12,616	4,172,401
Multifamily Real Estate	1,061,851	—	146	—	—	1,061,997
Commercial & Industrial	3,579,657	4,303	49	782	4,556	3,589,347
Residential 1-4 Family – Commercial	518,150	567	676	1,383	1,804	522,580
Residential 1-4 Family – Consumer	1,053,255	7,546	1,804	4,470	11,098	1,078,173
Residential 1-4 Family – Revolving	611,584	2,238	1,429	1,095	3,087	619,433
Auto	480,557	4,737	872	410	350	486,926
Consumer	119,487	770	232	152	—	120,641
Other Commercial	870,339	6,569	—	—	—	876,908
Total LHFI, net of deferred fees and costs	$15,549,784	$29,120	$5,416	$13,863	$36,860	$15,635,043
% of total loans	99.45%	0.19%	0.03%	0.09%	0.24%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status with no related ALLL as of the periods ended (dollars in thousands):

	September 30,	December 31,
	2024	2023
CRE – Owner Occupied	$2,050	$—
CRE – Non-Owner Occupied	8,156	4,835
Total LHFI	$10,206	$4,835

There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2024 and 2023. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2023 Form 10-K for additional information on the Company’s policies for nonaccrual loans.

Troubled Loan Modifications

See Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2023 Form 10-K for loan modifications to borrowers experiencing financial difficulty and how the Company defines TLMs.

As of September 30, 2024 and 2023, the Company had TLMs with an amortized cost basis of $24.5 million and $29.4 million, respectively.

The following table presents the amortized cost basis of TLMs for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2024		2024
	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable
Combination - Other-Than-Insignificant Payment Delay and Term Extension
Commercial and Industrial	$—	—%	$553	0.01%
CRE – Non-Owner Occupied	—	—%	22,175	0.45%
Total Combination - Other-Than-Insignificant Payment Delay and Term Extension	$—		$22,728

Term Extension
Construction and Land Development	$50	NM %	$50	NM %
Commercial and Industrial	141	NM %	141	NM %
CRE – Owner Occupied	586	0.02%	586	0.02%
Residential 1-4 Family – Consumer	236	0.02%	236	0.02%
Total Term Extension	$1,013		$1,013

Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$283	0.02%	$630	0.05%
Total Combination - Term Extension and Interest Rate Reduction	$283		$630

Combination - Interest Rate Reduction, Term Extension and Other-Than-Insignificant Payment Delay
Commercial and Industrial	$—	—%	$106	NM %
Total Combination - Interest Rate Reduction, Term Extension and Other-Than-Insignificant Payment Delay	$—		$106

Total	$1,296		$24,477

NM = Not Meaningful

	Three Months Ended		Nine Months Ended
	2023		2023
	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable
Term Extension
Commercial and Industrial	$97	NM	$2,008	0.06%
CRE – Non-Owner Occupied	—	—%	20,133	0.49%
CRE – Owner Occupied	766	0.04%	766	0.04%
Residential 1-4 Family – Consumer	29	NM	603	0.06%
Total Term Extension	$892		$23,510

Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$127	0.01%	$959	0.09%
Residential 1-4 Family – Revolving	—	—%	15	NM
Total Combination - Term Extension and Interest Rate Reduction	$127		$974

Principal Forgiveness
CRE – Non-Owner Occupied	—	—%	4,935	0.12%
Total Principal Forgiveness	$—		$4,935

Total	$1,019		$29,419

NM = Not Meaningful

The following table describes the financial effects of TLMs on a weighted average basis for TLMs within that loan type for the three and nine months ended September 30,:

Three Months Ended
2024

Term Extension
Loan Type	Financial Effect
CRE – Owner Occupied	Added a weighted-average 3.0 years to the life of loans.

Nine Months Ended
2024

Other-Than-Insignificant Payment Delay and Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 1.0 years to the life of loans.
CRE – Non-Owner Occupied	Added a weighted-average 1.6 years to the life of loans.

Term Extension
Loan Type	Financial Effect
CRE – Owner Occupied	Added a weighted-average 3.0 years to the life of loans.

Three Months Ended
2023

Term Extension
Loan Type	Financial Effect
CRE – Owner Occupied	Added a weighted-average 0.2 years to the life of loans.

Nine Months Ended
2023

Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 0.2 years to the life of loans.
CRE – Owner Occupied	Added a weighted-average 0.2 years to the life of loans.
CRE – Non-Owner Occupied	Added a weighted-average 0.5 years to the life of loans.
Residential 1-4 Family – Consumer	Added a weighted-average 10.7 years to the life of loans.

Combination - Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family – Consumer	Added a weighted-average 20.3 years to the life of loans and reduced the weighted average contractual interest rate from 8.2% to 7.6%.
Residential 1-4 Family – Revolving	Added a weighted-average 19.1 years to the life of loans and reduced the weighted average contractual interest rate from 10.5% to 7.3%.

Principal Forgiveness
Loan Type	Financial Effect
CRE – Non-Owner Occupied	Reduced the amortized cost basis of loans by $3.5 million.

The Company considers a default of a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. During the three and nine months ended September 30, 2024 and 2023, the Company did not have any material loans that went into default that had been modified and designated as TLMs in the twelve-month period prior to the time of default.

The Company monitors the performance of TLMs to determine the effectiveness of the modifications. During the three and nine months ended September 30, 2024 and 2023, the Company did not have any material loans that have been modified and designated as TLMs that were past due.

As of September 30, 2024, there were no unfunded commitments on loans modified and designated as TLMs. As of December 31, 2023, unfunded commitments on loans modified and designated as TLMs were $1.6 million.

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, CRE – Owner Occupied, CRE – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by loan segment for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended			Nine Months Ended
	2024			2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$131,139	$26,992	$158,131	$105,896	$26,286	$132,182
Initial Allowance on PCD American National loans	—	—	—	2,609	1,287	3,896
Loans charged-off	(1,642)	(1,077)	(2,719)	(8,675)	(3,026)	(11,701)
Recoveries credited to allowance	1,292	761	2,053	2,881	1,497	4,378
Initial Provision - Non-PCD American National loans	—	—	—	11,213	2,016	13,229
Provision charged to operations	1,931	1,289	3,220	18,796	(95)	18,701
Balance at end of period	$132,720	$27,965	$160,685	$132,720	$27,965	$160,685

	Three Months Ended			Nine Months Ended
	2023			2023
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$92,970	$27,713	$120,683	$82,753	$28,015	$110,768
Loans charged-off	(788)	(841)	(1,629)	(7,589)	(2,368)	(9,957)
Recoveries credited to allowance	878	457	1,335	1,911	1,626	3,537
Provision charged to operations	5,880	(642)	5,238	21,865	(586)	21,279
Balance at end of period	$98,940	$26,687	$125,627	$98,940	$26,687	$125,627

The following table presents additional information related to the acquired American National loan portfolio at the acquisition date, including the initial ACL at acquisition on the PCD loans (dollars in thousands):

April 1, 2024
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

The table below details the amortized cost and gross write-offs of the classes of loans within the Commercial segment by risk level and year of origination as of September 30, (dollars in thousands):

	2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Construction and Land Development
Pass	$248,772	$546,827	$453,332	$124,660	$21,372	$47,130	$103,907	$1,546,000
Watch	—	4,019	2,187	1,135	—	1,048	—	8,389
Special Mention	1,824	827	296	226	1,332	2,492	—	6,997
Substandard	160	81	22,945	991	1,527	1,441	—	27,145
Total Construction and Land Development	$250,756	$551,754	$478,760	$127,012	$24,231	$52,111	$103,907	$1,588,531
Current period gross write-off	$—	$—	$(392)	$—	$—	$—	$—	$(392)

CRE – Owner Occupied
Pass	$119,494	$237,967	$286,271	$267,150	$253,840	$1,053,513	$27,073	$2,245,308
Watch	32,278	9,567	13,374	1,927	2,539	36,841	51	96,577
Special Mention	1,163	9,527	1,590	1,748	2,878	14,266	2,201	33,373
Substandard	—	932	1,021	358	1,921	22,317	—	26,549
Total CRE – Owner Occupied	$152,935	$257,993	$302,256	$271,183	$261,178	$1,126,937	$29,325	$2,401,807
Current period gross write-off	$—	$—	$—	$—	$—	$(354)	$—	$(354)

CRE – Non-Owner Occupied
Pass	$220,707	$520,289	$664,692	$851,291	$387,340	$1,903,875	$42,583	$4,590,777
Watch	—	152	1,477	5,936	4,037	54,881	—	66,483
Special Mention	397	—	17,947	5,125	3,355	62,509	12,750	102,083
Substandard	—	13,758	—	1,128	39,701	71,782	73	126,442
Total CRE – Non-Owner Occupied	$221,104	$534,199	$684,116	$863,480	$434,433	$2,093,047	$55,406	$4,885,785
Current period gross write-off	$—	$—	$—	$—	$(3,386)	$—	$—	$(3,386)

Commercial & Industrial
Pass	$627,486	$688,535	$571,125	$331,698	$138,708	$259,312	$925,580	$3,542,444
Watch	3,266	25,712	79,979	1,000	588	17,882	44,303	172,730
Special Mention	46	4,961	9,119	3,653	2,674	290	46,054	66,797
Substandard	61	696	1,249	2,145	620	3,725	9,405	17,901
Total Commercial & Industrial	$630,859	$719,904	$661,472	$338,496	$142,590	$281,209	$1,025,342	$3,799,872
Current period gross write-off	$—	$(42)	$(239)	$(5)	$(113)	$(600)	$(962)	$(1,961)

Multifamily Real Estate
Pass	$39,570	$28,510	$226,917	$427,559	$240,473	$339,438	$36,318	$1,338,785
Watch	—	—	1,722	—	—	—	—	1,722
Special Mention	—	—	—	—	250	1,196	—	1,446
Substandard	—	14,212	—	—	—	1,512	53	15,777
Total Multifamily Real Estate	$39,570	$42,722	$228,639	$427,559	$240,723	$342,146	$36,371	$1,357,730
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 Family – Commercial
Pass	$42,386	$68,715	$140,565	$111,205	$80,592	$259,004	$9,394	$711,861
Watch	—	338	1,072	509	809	6,840	101	9,669
Special Mention	—	—	233	217	335	1,881	—	2,666
Substandard	519	—	—	232	613	3,502	253	5,119
Total Residential 1-4 Family – Commercial	$42,905	$69,053	$141,870	$112,163	$82,349	$271,227	$9,748	$729,315
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Other Commercial
Pass	$163,223	$206,491	$175,616	$166,506	$87,207	$172,238	$96,733	$1,068,014
Watch	—	572	7,095	983	7,013	4,599	—	20,262
Special Mention	—	86	—	—	—	591	—	677
Substandard	—	493	—	—	41	2	99	635
Total Other Commercial	$163,223	$207,642	$182,711	$167,489	$94,261	$177,430	$96,832	$1,089,588
Current period gross write-off	$—	$—	$—	$—	$—	$(2,582)	$—	$(2,582)

Total Commercial
Pass	$1,461,638	$2,297,334	$2,518,518	$2,280,069	$1,209,532	$4,034,510	$1,241,588	$15,043,189
Watch	35,544	40,360	106,906	11,490	14,986	122,091	44,455	375,832
Special Mention	3,430	15,401	29,185	10,969	10,824	83,225	61,005	214,039
Substandard	740	30,172	25,215	4,854	44,423	104,281	9,883	219,568
Total Commercial	$1,501,352	$2,383,267	$2,679,824	$2,307,382	$1,279,765	$4,344,107	$1,356,931	$15,852,628
Total current period gross write-off	$—	$(42)	$(631)	$(5)	$(3,499)	$(3,536)	$(962)	$(8,675)

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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost and gross write-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of September 30, (dollars in thousands):

	2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$109,941	$170,351	$290,571	$281,489	$154,185	$254,128	$13	$1,260,678
30-59 Days Past Due	—	131	42	—	—	298	—	471
60-89 Days Past Due	—	—	717	5,078	—	1,155	—	6,950
90+ Days Past Due	—	72	95	—	—	1,723	—	1,890
Nonaccrual	—	318	2,292	1,122	—	8,193	—	11,925
Total Residential 1-4 Family – Consumer	$109,941	$170,872	$293,717	$287,689	$154,185	$265,497	$13	$1,281,914
Current period gross write-off	$—	$(76)	$(3)	$—	$—	$(19)	$—	$(98)

Residential 1-4 Family – Revolving
Current	$13,213	$35,769	$47,624	$10,700	$3,936	$1,793	$615,503	$728,538
30-59 Days Past Due	—	89	60	—	—	—	3,160	3,309
60-89 Days Past Due	—	178	130	—	—	—	2,364	2,672
90+ Days Past Due	—	—	14	—	—	—	1,172	1,186
Nonaccrual	—	54	115	—	46	—	2,745	2,960
Total Residential 1-4 Family – Revolving	$13,213	$36,090	$47,943	$10,700	$3,982	$1,793	$624,944	$738,665
Current period gross write-off	$—	$—	$—	$(28)	$—	$—	$(145)	$(173)

Auto
Current	$1,840	$60,423	$161,406	$77,325	$34,173	$15,206	$—	$350,373
30-59 Days Past Due	45	363	1,261	645	258	224	—	2,796
60-89 Days Past Due	—	103	210	81	57	17	—	468
90+ Days Past Due	—	112	171	20	73	25	—	401
Nonaccrual	—	46	276	96	76	38	—	532
Total Auto	$1,885	$61,047	$163,324	$78,167	$34,637	$15,510	$—	$354,570
Current period gross write-off	$—	$(153)	$(653)	$(263)	$(59)	$(62)	$—	$(1,190)

Consumer
Current	$11,268	$9,292	$15,310	$7,746	$6,466	$30,332	$28,073	$108,487
30-59 Days Past Due	11	73	179	11	24	371	31	700
60-89 Days Past Due	—	18	71	11	41	33	8	182
90+ Days Past Due	4	11	42	6	2	62	16	143
Nonaccrual	—	—	—	9	—	1	—	10
Total Consumer	$11,283	$9,394	$15,602	$7,783	$6,533	$30,799	$28,128	$109,522
Current period gross write-off	$—	$(192)	$(93)	$(26)	$(525)	$(591)	$(138)	$(1,565)

Total Consumer
Current	$136,262	$275,835	$514,911	$377,260	$198,760	$301,459	$643,589	$2,448,076
30-59 Days Past Due	56	656	1,542	656	282	893	3,191	7,276
60-89 Days Past Due	—	299	1,128	5,170	98	1,205	2,372	10,272
90+ Days Past Due	4	195	322	26	75	1,810	1,188	3,620
Nonaccrual	—	418	2,683	1,227	122	8,232	2,745	15,427
Total Consumer	$136,322	$277,403	$520,586	$384,339	$199,337	$313,599	$653,085	$2,484,671
Total current period gross write-off	$—	$(421)	$(749)	$(317)	$(584)	$(672)	$(283)	$(3,026)

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

As of September 30, 2024 and December 31, 2023, the Company did not have any significant revolving loans convert to term.

5. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from previous acquisitions. The Company has determined that CDI have finite lives and amortizes them over their estimated useful lives. CDI are being amortized over the period of expected benefit, which ranges from four years to ten years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from four years to ten years, using various methods. The Company concluded that there was no impairment to goodwill or intangible assets as of the balance sheet date. In the normal course of business, the Company routinely monitors the impact of the changes in the financial markets and includes these assessments in the Company’s impairment process.

As a result of the American National acquisition, the Company’s associated goodwill at September 30, 2024 totaled $287.5 million. During the quarter ended September 30, 2024, the Company adjusted the American National acquisition allocation of the purchase price for certain provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The measurement period and reclassification adjustments recorded in this quarter relate to deferred taxes, the fair values of long-term borrowings, and foreclosed properties, which resulted in a $5.2 million increase in the preliminary goodwill recognized during the second quarter of 2024.

The following table provides information on the significant components of goodwill and other acquired intangible assets as of the periods ended (dollars in thousands).

	Gross	Additions:		Net
	Carrying	American National	Accumulated	Carrying
	Value	Acquisition (1)	Amortization	Value
September 30, 2024
Goodwill	$925,211	$287,499	$—	$1,212,710
CDI	85,491	74,410	(80,828)	79,073
Other amortizable intangibles	3,977	10,277	(3,151)	11,103
December 31, 2023
Goodwill	$925,211	$—	$—	$925,211
CDI	85,491	—	(68,599)	16,892
Other amortizable intangibles	3,977	—	(1,686)	2,291

(1) Includes initial goodwill of $282.3 million and a goodwill adjustment of $5.2 million related to the American National acquisition. Refer to Note 2 “Acquisitions” for more information.

The following table presents the Company’s goodwill and intangible assets by operating segment as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
September 30, 2024
Goodwill (1)	$845,239	$362,245	$5,226	$1,212,710
Intangible Assets (2)	9,032	830	80,314	90,176
December 31, 2023
Goodwill	$639,180	$286,031	$—	$925,211
Intangible Assets	1,302	989	16,892	19,183

(1) Wholesale Banking and Consumer Banking includes gross carrying values of $209.9 million and $77.6 million, respectively, which were added in the second quarter of 2024 related to the American National acquisition. Refer to Note 2 “Acquisitions” for more information.

(2) Wholesale Banking and Corporate Other includes gross carrying values of $8.4 million and $76.3 million, respectively, which were added in the second quarter of 2024 related to the American National acquisition. Refer to Note 2 “Acquisitions” for more information.

Amortization expense of intangibles for the three months ended September 30, 2024 and 2023 totaled $5.8 million and $2.2 million, respectively. Amortization expense of intangibles for the nine months ended September 30, 2024 and 2023 totaled $13.7 million and $6.7 million, respectively. As of September 30, 2024, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining three months of 2024	$5,615
2025	19,950
2026	16,245
2027	12,936
2028	10,151
Thereafter	25,279
Total estimated amortization expense	$90,176

6. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with terms ranging from 5 months to 122 months. At September 30, 2024 and December 31, 2023, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $97.1 million and $84.1 million, respectively. For more information on the Company’s lessor arrangements, refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2023 Form 10-K.

Total net investment in sales-type and direct financing leases are included in “Loans held for investment, net of deferred fees and costs” on the Company’s Consolidated Balance Sheets and consist of the following as of the periods ended (dollars in thousands):

	September 30, 2024	December 31, 2023
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$492,868	$409,264
Unguaranteed residual values, net of unearned income and deferred selling profit	29,874	21,484
Total net investment in sales-type and direct financing leases	$522,742	$430,748

Lessee Arrangements

The Company’s lessee arrangements consist of operating and finance leases; however, the majority of the leases have been classified as non-cancellable operating leases and are primarily for real estate leases with remaining lease terms of up to 21 years. For more information on the Company’s lessee arrangements, refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2023 Form 10-K.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information for the following periods ended (dollars in thousands):

	September 30, 2024		December 31, 2023
	Operating	Finance	Operating	Finance
ROU assets	$75,833	$3,980	$71,788	$4,669
Lease liabilities	80,812	6,098	78,043	7,052
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	11.10	4.33	11.75	5.08
Weighted-average discount rate (1)	6.20%	1.17%	6.21%	1.17%

(1) A lease implicit rate or an incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Nine months ended September 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$57	$68
Operating Cash Flows from Operating Leases	10,802	8,902
Financing Cash Flows from Finance Leases	955	919
ROU assets obtained in exchange for lease obligations:
Operating leases	$4,135	$38,318

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net Operating Lease Cost	$3,448	$2,381	$9,994	$7,291
Finance Lease Cost:
Amortization of right-of-use assets	230	230	689	689
Interest on lease liabilities	18	22	57	68
Total Lease Cost	$3,696	$2,633	$10,740	$8,048

The maturities of lessor and lessee arrangements outstanding are presented in the table below for the years ending (dollars in thousands):

	September 30, 2024
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining three months of 2024	$31,746	$3,734	$346
2025	118,884	14,383	1,392
2026	108,054	11,726	1,427
2027	108,830	10,498	1,462
2028	83,386	9,495	1,499
Thereafter	127,840	67,754	128
Total undiscounted cash flows	578,740	117,590	6,254
Less: Adjustments (1)	85,872	36,778	156
Total (2)	$492,868	$80,812	$6,098

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

Total short-term borrowings consist of the following as of the periods ended (dollars in thousands):

	September 30,	December 31,
	2024	2023
Securities sold under agreements to repurchase	$59,227	$110,833
Federal Funds Purchased	—	90,000
FHLB Advances	375,000	720,000
Total short-term borrowings	$434,227	$920,833

Average outstanding balance during the period	$554,926	$573,553
Average interest rate during the period	5.31%	4.73%
Average interest rate at end of period	5.14%	5.15%

The Company maintains federal funds lines with several correspondent banks; the available balance was $597.0 million and $682.0 million, respectively, at September 30, 2024 and December 31, 2023. The Company also maintains an alternate line of credit at a correspondent bank, and the available balance was $25.0 million at both September 30, 2024 and December 31, 2023. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $7.4 billion at September 30, 2024 and $6.2 billion at December 31, 2023. The Company’s secured line of credit capacity totaled $3.0 billion and $1.7 billion, of which $2.3 billion and $988.7 million were available at September 30, 2024 and December 31, 2023, respectively.

Refer to Note 8 “Commitments and Contingencies” for additional information on the Company’s pledged collateral. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and was in compliance with these covenants as of September 30, 2024 and December 31, 2023.

Long-term Borrowings

As part of the American National acquisition, the Company assumed junior subordinated debenture obligations related to several trusts that issued the obligations to several trust preferred capital securities totaling $28.5 million in total principal amount. Refer to the table below for contractual rates and maturity terms.

Total long-term borrowings consist of the following as of September 30, 2024 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR		Rate (3)	Maturity	Investment (4)
Trust Preferred Capital Securities
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75	% (1)	7.60%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40	% (1)	6.25%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73	% (1)	7.58%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10	% (1)	7.95%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10	% (1)	7.95%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65	% (1)	7.50%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50	% (1)	6.35%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55	% (1)	6.40%	7/30/2037	774
MFC Capital Trust II	5,000	2.85	% (1)	7.70%	1/23/2034	155
AMNB Statutory Trust I (5)	20,000	1.35	% (1)	6.20%	6/30/2036	619
MidCarolina Trust I (5)	5,000	3.45	% (2)	8.04%	11/7/2032	155
MidCarolina Trust II (5)	3,500	2.95	% (2)	7.54%	1/7/2034	109
Total Trust Preferred Capital Securities	$179,000					$5,542
Subordinated Debt (6)
2031 Subordinated Debt	250,000	—%		2.875%	12/15/2031
Total Subordinated Debt (7)	$250,000
Fair Value Discount (8)	(16,605)
Investment in Trust Preferred Capital Securities	5,542
Total Long-term Borrowings	$417,937

(1) Three-Month CME SOFR + 0.262%.

(2) Three-Month CME SOFR.

(3) Rate as of September 30, 2024. Calculated using non-rounded numbers.

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

(8) Remaining discounts of $14.4 million and $2.2 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

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

(6) Remaining discounts of $11.7 million and $2.5 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of September 30, 2024, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
For the remaining three months of 2024	$—	$—	$(366)	$(366)
2025	—	—	(1,481)	(1,481)
2026	—	—	(1,510)	(1,510)
2027	—	—	(1,541)	(1,541)
2028	—	—	(1,575)	(1,575)
Thereafter	184,542	250,000	(10,132)	424,410
Total long-term borrowings	$184,542	$250,000	$(16,605)	$417,937

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

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it was considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies. In March 2023, the CFPB commenced settlement discussions with the Company to resolve the matter, and on December 7, 2023, the Bank entered into a Consent Order with the CFPB to resolve the matter. As of September 30, 2024, the Company has a recorded probable and estimable liability in connection with this matter.

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

The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold, included in “Other Liabilities” on the Company’s Consolidated Balance Sheets. At September 30, 2024 and December 31, 2023, the Company’s reserve for unfunded commitments and indemnification reserve totaled $17.2 million and $16.5 million, respectively.

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

The following table presents the balances of commitments and contingencies as of the periods ended (dollars in thousands):

	September 30, 2024	December 31, 2023
Commitments with off-balance sheet risk:
Commitments to extend credit(1)	$6,181,617	$5,961,238
Letters of credit	141,366	140,498
Total commitments with off-balance sheet risk	$6,322,983	$6,101,736

(1) Includes unfunded overdraft protection.

As of September 30, 2024 and December 31, 2023, the Company had approximately $157.8 million and $218.5 million, respectively, in deposits in other financial institutions of which $118.7 million and $154.4 million, respectively, served as collateral for cash flow, fair value and loan swap derivatives. The Company had approximately $36.3 million and $60.8 million, respectively, in deposits in other financial institutions that were uninsured at September 30, 2024 and December 31, 2023. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

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

As part of the Company’s liquidity management strategy, the Company pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged as of the periods ended (dollars in thousands):

	Pledged Assets as of September 30, 2024
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$807,268	$617,043	$—	$1,424,311
Repurchase agreements	—	84,094	—	—	84,094
FHLB advances	—	622,906	9,897	4,213,624	4,846,427
Derivatives	118,729	62,683	—	—	181,412
Federal Reserve Discount Window	—	—	—	5,478,665	5,478,665
Other purposes	—	11,154	—	—	11,154
Total pledged assets	$118,729	$1,588,105	$626,940	$9,692,289	$12,026,063

(1) Balance represents market value.

(2) Balance represents book value.

	Pledged Assets as of December 31, 2023
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$749,398	$621,494	$—	$1,370,892
Repurchase agreements	—	174,075	—	—	174,075
FHLB advances	—	48,718	—	2,960,926	3,009,644
Derivatives	154,382	61,311	—	—	215,693
Federal Reserve Discount Window (3)	—	411,661	17,356	418,468	847,485
Other purposes	—	15,591	—	—	15,591
Total pledged assets	$154,382	$1,460,754	$638,850	$3,379,394	$5,633,380

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

The following table summarizes key elements of the Company’s derivative instruments as of the periods ended, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	September 30, 2024			December 31, 2023
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$2,412	$1,258	$900,000	$1,419	$4,359
Fair value hedges:
Loans	74,075	1,079	—	78,072	1,633	—
Securities	50,000	653	—	50,000	1,329	—
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	7,001,510	87,264	167,696	6,595,975	88,646	202,202
Foreign exchange contracts	14,325	10	1,164	12,726	16	1,219

Cash collateral (received)/pledged (5)	$—	$(15,494)	$—	$—	$(14,879)	$—

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

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of the periods ended (dollars in thousands):

	September 30, 2024		December 31, 2023
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$75,699	$(639)	$82,203	$(1,323)
Loans (3)	74,075	(7,913)	78,072	(9,392)

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amount of the designated hedged item at September 30, 2024 and December 31, 2023 totaled $50 million.

(2) Carrying value represents amortized cost.

(3) The fair value of the swaps associated with the derivative related to hedged items at September 30, 2024 and December 31, 2023 was an unrealized gain of $8.1 million and $9.6 million, respectively.

10. STOCKHOLDERS’ EQUITY

Share Repurchase Programs

The Company’s share repurchase program activity is dependent on management’s determination of its capital deployment needs, subject to market, economic, and regulatory conditions. Authorized repurchase programs allow the Company to repurchase its common stock through either open market transactions or privately negotiated transactions. During the quarters ended September 30, 2024 and 2023, there were no active share repurchase programs.

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

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the three and nine months ended September 30, 2024 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI (loss) – June 30, 2024	$(330,804)	$1	$(52,775)	$991	$(382,587)
Other comprehensive (loss) income:
Other comprehensive income before reclassification	66,856	—	23,589	—	90,445
Amounts reclassified from AOCI into earnings	(3)	—	—	(162)	(165)
Net current period other comprehensive income (loss)	66,853	—	23,589	(162)	90,280
AOCI (loss) – September 30, 2024	$(263,951)	$1	$(29,186)	$829	$(292,307)

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI (loss) – December 31, 2023	$(302,532)	$6	$(42,165)	$1,342	$(343,349)
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassification	33,438	—	12,979	(16)	46,401
Amounts reclassified from AOCI into earnings	5,143	(5)	—	(497)	4,641
Net current period other comprehensive income (loss)	38,581	(5)	12,979	(513)	51,042
AOCI (loss) – September 30, 2024	$(263,951)	$1	$(29,186)	$829	$(292,307)

The change in AOCI for the three and nine months ended September 30, 2023 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI (loss) – June 30, 2023	$(353,811)	$12	$(57,221)	$153	$(410,867)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(79,193)	—	(9,581)	—	(88,774)
Amounts reclassified from AOCI into earnings	21,799	(2)	—	(62)	21,735
Net current period other comprehensive loss	(57,394)	(2)	(9,581)	(62)	(67,039)
AOCI (loss) – September 30, 2023	$(411,205)	$10	$(66,802)	$91	$(477,906)

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI (loss) – December 31, 2022	$(363,919)	$17	$(54,610)	$226	$(418,286)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassification	(79,669)	—	(12,192)	10	(91,851)
Amounts reclassified from AOCI into earnings	32,383	(7)	—	(145)	32,231
Net current period other comprehensive income (loss)	(47,286)	(7)	(12,192)	(135)	(59,620)
AOCI (loss) – September 30, 2023	$(411,205)	$10	$(66,802)	$91	$(477,906)

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

●	AFS Securities: AFS securities are recorded at fair value on a recurring basis. The Company’s investment portfolio is primarily valued using fair value measurements that are Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuations as of September 30, 2024 and December 31, 2023.

The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the fair value disclosure table below.

●	Loans Held for Sale: Residential loans originated for sale in the open market are carried at fair value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

●	Derivative Instruments: The Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to the borrower’s performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of MBS by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or be funded. No significant differences were identified during the valuations as of September 30, 2024 and December 31, 2023. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of the periods ended (dollars in thousands):

	Fair Value Measurements at September 30, 2024 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$62,683	$3,988	$—	$66,671
Obligations of states and political subdivisions	—	488,527	—	488,527
Corporate and other bonds(1)	—	271,975	—	271,975
MBS	—	1,779,177	—	1,779,177
Other securities	—	1,832	—	1,832
LHFS	—	11,078	—	11,078
Financial Derivatives(2)	—	91,418	—	91,418

LIABILITIES
Financial Derivatives(2)	$—	$170,118	$—	$170,118

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. The primary assets accounted for at fair value on a nonrecurring basis are related to LHFS, foreclosed properties, former bank premises, and collateral-dependent loans that are individually assessed. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The nonrecurring valuation adjustments for these assets did not have a significant impact on the Company’s consolidated financial statements.

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

●	Cash and Cash Equivalents: The carrying amount is a reasonable estimate of fair value.
●	HTM Securities: The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2; however, there are a few investments that are considered to be Level 3. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuations as of September 30, 2024 and December 31, 2023.

●	Loans and Leases: The fair value of loans and leases were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans and leases. The fair value of performing loans and leases were estimated through use of discounted cash flows. Credit loss assumptions were based on market probability of default/loss given default for loan and lease cohorts. The discount rate was based primarily on recent market origination rates. Fair value of loans and leases individually assessed and their respective levels within the fair value hierarchy are described in the previous section related to fair value measurements of assets that are measured on a nonrecurring basis.
●	Accrued Interest: The carrying amounts of accrued interest approximate fair value.
●	Bank Owned Life Insurance: The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.
●	Deposits: The fair value of demand deposits, savings accounts, brokered deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
●	Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and any other short-term borrowings approximate their fair value. The fair values of the Company’s long-term borrowings, including trust preferred securities are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

The carrying values and estimated fair values of the Company’s financial instruments as of the periods ended are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2024 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$528,070	$528,070	$—	$—	$528,070
AFS securities	2,608,182	62,683	2,545,499	—	2,608,182
HTM securities	807,080	—	775,630	1,197	776,827
Restricted stock	117,881	—	117,881	—	117,881
LHFS	11,078	—	11,078	—	11,078
LHFI, net of deferred fees and costs	18,337,299	—	—	17,721,302	17,721,302
Financial Derivatives (1)	91,418	—	91,418	—	91,418
Accrued interest receivable	93,603	—	93,603	—	93,603
BOLI	489,759	—	489,759	—	489,759

LIABILITIES
Deposits	$20,305,287	$—	$20,310,505	$—	$20,310,505
Borrowings	852,164	—	787,333	—	787,333
Accrued interest payable	26,751	—	26,751	—	26,751
Financial Derivatives (1)	170,118	—	170,118	—	170,118

(1) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at December 31, 2023 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$378,131	$378,131	$—	$—	$378,131
AFS securities	2,231,261	61,311	2,169,950	—	2,231,261
HTM securities	837,378	—	806,834	1,240	808,074
Restricted stock	115,472	—	115,472	—	115,472
LHFS	6,710	—	6,710	—	6,710
LHFI, net of deferred fees and costs	15,635,043	—	—	15,148,256	15,148,256
Financial Derivatives (1)	93,027	—	93,027	—	93,027
Accrued interest receivable	91,370	—	91,370	—	91,370
BOLI	452,565	—	452,565	—	452,565

LIABILITIES
Deposits	$16,818,129	$—	$16,799,791	$—	$16,799,791
Borrowings	1,311,858	—	1,154,694	—	1,154,694
Accrued interest payable	20,528	—	20,528	—	20,528
Financial Derivatives (1)	206,561	—	206,561	—	206,561

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

12. INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 was 17.0% and 17.6%, respectively, and the effective tax rate for the nine months ended September 30, 2024 and 2023 was 19.7% and 16.3%. respectively. The increase in the effective tax rate for the nine months ended September 30, 2024 was primarily due to the valuation allowance established during the second quarter of 2024, which resulted in a 250 bps increase in the effective tax rate.

13. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

The following table presents basic and diluted EPS calculations for the three and nine months ended September 30, (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Income
Net Income	$76,415	$54,017	$151,346	$144,911
Less: Preferred Stock Dividends	2,967	2,967	8,901	8,901
Net income available to common shareholders	$73,448	$51,050	$142,445	$136,010

Weighted average shares outstanding, basic	89,781	74,999	84,933	74,943
Dilutive effect of stock awards	—	—	—	1
Weighted average shares outstanding, diluted	89,781	74,999	84,933	74,944

Earnings per common share, basic	$0.82	$0.68	$1.68	$1.81
Earnings per common share, diluted	$0.82	$0.68	$1.68	$1.81

14. SEGMENT REPORTING AND REVENUE

Operating Segments

The Company has two reportable operating segments, Wholesale Banking and Consumer Banking, with corporate support functions and intercompany eliminations being presented within Corporate Other.

Segment Results

The following tables present the Company’s operating segment results for the three and nine months ended September 30, (dollars in thousands):

Three Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other (1)	Total
2024
Net interest income	$101,097	$79,112	$2,723	$182,932
Provision for credit losses	217	2,389	(3)	2,603
Net interest income after provision for credit losses	100,880	76,723	2,726	180,329
Noninterest income	10,773	15,721	7,792	34,286
Noninterest expenses	50,880	64,335	7,367	122,582
Income before income taxes	$60,773	$28,109	$3,151	$92,033
2023
Net interest income	$68,049	$63,912	$19,980	$151,941
Provision for credit losses	9,310	(4,319)	—	4,991
Net interest income after provision for credit losses	58,739	68,231	19,980	146,950
Noninterest income	9,468	13,722	3,904	27,094
Noninterest expenses	40,039	54,994	13,475	108,508
Income before income taxes	$28,168	$26,959	$10,409	$65,536

Nine Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other (1)	Total
2024
Net interest income	$276,919	$224,358	$14,013	$515,290
Provision for credit losses	25,803	6,801	(12)	32,592
Net interest income after provision for credit losses	251,116	217,557	14,025	482,698
Noninterest income	29,913	43,589	10,149	83,651
Noninterest expenses	144,152	184,446	49,261	377,859
Income before income taxes	$136,877	$76,700	$(25,087)	$188,490
2023
Net interest income	$201,722	$190,806	$64,941	$457,469
Provision for credit losses	25,853	(2,947)	5	22,911
Net interest income after provision for credit losses	175,869	193,753	64,936	434,558
Noninterest income	25,743	38,188	(3,013)	60,918
Noninterest expenses	123,207	168,971	30,264	322,442
Income before income taxes	$78,405	$62,970	$31,659	$173,034

(1) For the three and nine months ended September 30, 2023, noninterest expenses include $8.7 million ($8.7 million included within other expenses and ($67,000) included within salaries and benefits) and $12.6 million ($9.8 million included within other expenses and $2.8 million included within salaries and benefits), respectively, in expenses associated with strategic cost saving initiatives, principally composed of severance costs related to headcount reductions and charges for exiting certain leases.

The following table presents the Company’s operating segment results for key balance sheet metrics as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
September 30, 2024
LHFI, net of deferred fees and costs (1)	$15,366,703	$3,113,472	$(142,876)	$18,337,299
Goodwill (2)	845,239	362,245	5,226	1,212,710
Deposits	7,083,741	11,649,873	1,571,673	20,305,287
December 31, 2023
LHFI, net of deferred fees and costs (1)	$12,688,833	$2,958,811	$(12,601)	$15,635,043
Goodwill	639,180	286,031	—	925,211
Deposits	6,403,432	9,816,562	598,135	16,818,129

(1) Corporate Other includes acquisition accounting fair value adjustments.

(2) Wholesale Banking and Consumer Banking includes $209.9 million and $77.6 million, respectively, related to the American National acquisition. Refer to Note 2 “Acquisitions” and Note 5 “Goodwill and Intangible Assets” for more information.

Revenue

Noninterest income disaggregated by major source for the three and nine months ended September 30, consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Noninterest income:
Service charges on deposit accounts (1):
Overdraft fees	$5,800	$5,210	$15,649	$14,873
Maintenance fees & other	3,992	3,347	11,798	9,704
Other service charges, commissions, and fees (1)	2,002	2,632	5,700	6,071
Interchange fees(1)	3,371	2,314	8,791	7,098
Fiduciary and asset management fees (1):
Trust asset management fees	3,624	3,120	10,761	9,329
Registered advisor management fees	5	—	11	—
Brokerage management fees	3,229	1,429	7,831	3,840
Mortgage banking income	1,214	666	3,274	1,969
Gain (loss) on sale of securities	4	(27,594)	(6,510)	(40,992)
Bank owned life insurance income	5,037	2,973	12,074	8,671
Loan-related interest rate swap fees	1,503	2,695	4,353	6,450
Other operating income	4,505	30,302	9,919	33,905
Total noninterest income	$34,286	$27,094	$83,651	$60,918

(1) Income within scope of ASC 606, Revenue from Contracts with Customers.

The following tables present noninterest income disaggregated by reportable operating segment for the three and nine months ended September 30, (dollars in thousands):

Three Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
2024
Noninterest income:
Service charges on deposit accounts	$2,833	$6,959	$—	$9,792
Other service charges, commissions and fees	600	1,402	—	2,002
Fiduciary and asset management fees	4,933	1,925	—	6,858
Mortgage banking income	—	1,214	—	1,214
Other income	2,407	4,221	7,792	14,420
Total noninterest income	$10,773	$15,721	$7,792	$34,286
2023
Noninterest income:
Service charges on deposit accounts	$2,184	$6,373	$—	$8,557
Other service charges, commissions and fees	399	2,233	—	2,632
Fiduciary and asset management fees	3,050	1,499	—	4,549
Mortgage banking income	—	666	—	666
Other income	3,835	2,951	3,904	10,690
Total noninterest income	$9,468	$13,722	$3,904	$27,094

Nine Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
2024
Noninterest income:
Service charges on deposit accounts	$8,178	$19,269	$—	$27,447
Other service charges, commissions and fees	1,413	4,304	(17)	5,700
Fiduciary and asset management fees	13,301	5,302	—	18,603
Mortgage banking income	—	3,274	—	3,274
Other income	7,021	11,440	10,166	28,627
Total noninterest income	$29,913	$43,589	$10,149	$83,651
2023
Noninterest income:
Service charges on deposit accounts	$6,268	$18,309	$—	$24,577
Other service charges, commissions and fees	1,140	4,931	—	6,071
Fiduciary and asset management fees	9,118	4,051	—	13,169
Mortgage banking income	—	1,969	—	1,969
Other income	9,217	8,928	(3,013)	15,132
Total noninterest income	$25,743	$38,188	$(3,013)	$60,918

(1) For the three and nine months ended September 30, 2023, other income primarily includes a $27.7 million gain related to the sale-leaseback transaction, losses incurred on the sale of AFS securities ($27.6 million and $41.0 million, respectively), and income from BOLI.

(2) For the three months ended September 30, 2024, other income primarily includes income from BOLI and equity method investment income. For the nine months ended September 30, 2024, other income primarily includes income from BOLI, equity method investment income, and $6.5 million of losses incurred on AFS securities.

15. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through November 5, 2024, the date the financial statements were issued.

Proposed Merger with Sandy Spring

On October 21, 2024, the Company entered into a merger agreement with Sandy Spring, a Maryland corporation. The merger agreement provides that, upon the terms and subject to the conditions set forth therein, Sandy Spring will merge with and into the Company, with the Company continuing as the surviving corporation in the merger (the “Surviving Entity”). Immediately following the merger, the Company will cause Sandy Spring’s wholly owned banking subsidiary, Sandy Spring Bank, a Federal Reserve member bank chartered under the laws of the State of Maryland, to merge with and into the Bank, with the Bank continuing as the surviving bank.

Upon the terms and subject to the conditions set forth in the merger agreement, at the effective time of the merger (the “Effective Time”), each outstanding share of common stock, par value $1.00 per share, of Sandy Spring (“Sandy Spring Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares of restricted Sandy Spring Common Stock and certain shares held by the Company or Sandy Spring, will be converted into the right to receive 0.900 (such shares, the “Merger Consideration”) shares of common stock, par value $1.33 per share, of the Company and cash in lieu of fractional shares.

The merger agreement was unanimously approved by the boards of directors of each of the Company and Sandy Spring, and is subject to customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of the Company and Sandy Spring. The proposed transaction is expected to close by the third quarter of 2025.

Forward Sale Agreement

On October 21, 2024, the Company also announced that in connection with the execution of the merger agreement, it entered into a forward sale agreement (the “Base Forward Sale Agreement”) with Morgan Stanley & Co. LLC (the “Forward Purchaser”), relating to an aggregate of 9,859,155 shares of the Company’s common stock. On October 21, 2024, the Company priced the public offering of shares of the Company’s common stock in connection with the Base Forward Sale Agreement and entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, as representative for the underwriters named therein, the Forward Purchaser and Morgan Stanley & Co. LLC as forward seller (the “Forward Seller”), relating to the registered public offering and sale of 9,859,155 shares of the Company’s common stock at a public offering price of $35.50 per share (before underwriting discounts and commissions). The underwriters were granted a 30-day option to purchase up to an additional 1,478,873 shares of the Company’s common stock. On October 21, 2024, the underwriters exercised in full their option to purchase the additional 1,478,873 shares of the Company’s common stock pursuant to the Underwriting Agreement and, in connection therewith, the Company entered into an additional forward sale agreement (the “Additional Forward Sale Agreement,” and together with the “Base Forward Sale Agreement,” the “Forward Sale Agreement”) with the Forward Purchaser relating to 1,478,873 shares of the Company’s common stock, on terms substantially similar to those contained in the Base Forward Sale Agreement.

The Company did not initially receive any proceeds from the sale of the Company’s common stock sold by the Forward Seller to the underwriters named in the Underwriting Agreement. The Company expects to physically settle the Forward Sale Agreement (by the delivery of shares of the Company’s common stock) and receive proceeds from the sale of those shares of the Company’s common stock upon one or more forward settlement dates within approximately 18 months from the date of the Forward Sale Agreement at the then applicable forward sale price. The forward sale price was initially $34.08 per share, which is equal to the public offering price per share, less the underwriting discount per share, and would result in net proceeds of approximately $386.4 million (before offering expenses) to the Company under the Forward Sale Agreement. No physical settlement has occurred through the date on which these consolidated financial statements were issued.

Dividends

On October 24, 2024, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on December 2, 2024 to preferred shareholders of record as of November 15, 2024.

The Company’s Board of Directors also declared a quarterly dividend of $0.34 per share of common stock. The common stock dividend is payable on November 22, 2024 to common shareholders of record as of November 8, 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation and Subsidiaries (the Company) as of September 30, 2024, the related consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and nine-month periods ended September 30, 2024 and 2023 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

November 5, 2024

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding the pending merger with Sandy Spring, statements regarding the Forward Sale Agreement and transactions related thereto, statements regarding our expectations with regard to the benefits of the American National acquisition, statements regarding our future ability to recognize the benefits of certain tax assets, our business, financial and operating results, including our deposit base and funding, the impact of future economic conditions, changes in economic conditions, management’s beliefs regarding our liquidity, capital resources, asset quality, CRE loan portfolio, and customer relationships, and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “seek to,” “potential,” “continue,” “confidence,” or words of similar meaning or other statements concerning opinions or judgment of the Company and our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

●	market interest rates and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs and our loan and securities portfolios;
●	inflation and its impacts on economic growth and customer and client behavior;
●	adverse developments in the financial industry generally, such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior;
●	the sufficiency of liquidity and changes in our capital positions;

●	general economic and financial market conditions, in the United States generally and particularly in the markets in which we operate and which our loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth;
●	the failure to close our previously announced merger with Sandy Spring when expected or at all because required regulatory, Company shareholder, Sandy Spring stockholder or other approvals, or other conditions to closing, are not received or satisfied on a timely basis or at all, and the risk that any regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger;
●	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
●	any change in the purchase accounting assumptions used regarding the Sandy Spring assets acquired and liabilities assumed to determine the fair value and credit marks;
●	the proposed merger being more expensive or taking longer to complete than anticipated, including as a result of unexpected factors or events;
●	the diversion of management’s attention from ongoing business operations and opportunities due to the proposed merger;
●	the dilutive effect of shares of the Company’s common stock to be issued in connection with the proposed merger or pursuant to the Forward Sale Agreement;
●	changes in the Company’s or Sandy Spring’s share price before closing;
●	the impact of purchase accounting with respect to the American National acquisition, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine the fair value and credit marks;
●	the possibility that the anticipated benefits of the proposed merger with Sandy Spring or the American National acquisition, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the companies or as a result of the strength of the economy, competitive factors in the areas where we do business, or as a result of other unexpected factors or events;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed merger with Sandy Spring or the American National acquisition;
●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	the quality or composition of our loan or investment portfolios and changes therein;
●	demand for loan products and financial services in our market areas;
●	our ability to manage our growth or implement our growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	our ability to recruit and retain key employees;
●	real estate values in our lending area;
●	changes in accounting principles, standards, rules, and interpretations, and the related impact on our financial statements;
●	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by changing economic conditions, credit concentrations, inflation, changing interest rates, or other factors;
●	concentrations of loans secured by real estate, particularly CRE;
●	the effectiveness of our credit processes and management of our credit risk;
●	our ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	operational, technological, cultural, regulatory, legal, credit, and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash consideration;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as pandemics), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of our borrowers to satisfy their obligations to us, on the value of collateral securing loans, on the demand for our loans or our other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on our liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of our business operations and on financial markets and economic growth;
●	performance by our counterparties or vendors;
●	deposit flows;

●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	the effects of legislative or regulatory changes and requirements, including changes in federal, state or local tax laws;
●	actual or potential claims, damages, and fines related to litigation or government actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
●	any event or development that would cause us to conclude that there was an impairment of any asset, including intangible assets, such as goodwill; and
●	other factors, many of which are beyond our control.

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

Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. As a result of the American National merger, which closed on April 1, 2024, we have updated our critical accounting estimates to include acquisition accounting. Accordingly, we have identified the allowance for loan and lease losses, fair value measurements, and acquisition accounting as accounting policies that require the most difficult, subjective, or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change. Therefore, we evaluate these accounting policies and related critical accounting estimates on an ongoing basis and update them as needed. Management has discussed these accounting policies and critical accounting estimates summarized below with the Audit Committee of the Board of Directors.

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

Acquisition Accounting

We account for mergers and acquisitions that qualify as a business combination under ASC 805, Business Combinations, which requires the use of the acquisition method of accounting. Under the acquisition method, we record all identifiable assets acquired, including intangible assets and the liabilities assumed at their fair values as of the acquisition date. Determining fair values of net assets acquired often involves estimates based on third-party valuations, such as appraisals or internal valuations based on discounted cash flow analysis or other valuation techniques. These methodologies are inherently subjective and involve significant assumptions, adjustments, and judgement around the selection of assumptions including, among others, discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The determination of the useful lives over which an intangible asset will be amortized is also subjective. While the selected fair values represented our best estimate of fair value as of the acquisition date, these estimates are inherently uncertain. In addition, the acquisition method of accounting allows for a measurement period to adjust acquisition accounting for up to one year after the acquisition date, for new information that existed at the acquisition date but may not have been known or available at that time. For further information, refer to Note 2 “Acquisitions” in Part I, Item 1 of this Quarterly Report.

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

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT FULLY ADOPTED)

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment

Disclosures, which requires enhanced segment reporting disclosures. This guidance requires that interim disclosures align to the annual disclosure requirements and introduces additional disclosures intended to provide more insight into segment operations. The amendments are effective for fiscal years beginning after December 14, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU No. 2023-07 is not expected to have an impact on the Company’s financial condition or results of operations but could change certain disclosures in the Company’s future SEC filings starting with its 2024 Annual Report on Form 10-K.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures.

This guidance requires enhanced disclosure for the rate reconciliation and income taxes paid disclosures and aligns the guidance to SEC Regulation S-X disclosure requirements. The amendments are effective for annual periods beginning after

December 15, 2024. ASU No. 2023-09 is not expected to have an impact on the Company’s financial condition or results of operations but could change certain disclosures in the Company’s SEC filings.

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank had 129 branches and approximately 150 ATMs located throughout Virginia and in portions of Maryland and North Carolina as of September 30, 2024. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of our common stock are traded on the New York Stock Exchange under the symbol "AUB". Additional information is available on our website at https://investors.atlanticunionbank.com. The information contained on our website is not a part of or incorporated into this Quarterly Report.

RECENT EVENTS

Proposed Merger with Sandy Spring

On October 21, 2024, the Company entered into a merger agreement with Sandy Spring, a Maryland corporation. The merger agreement provides that, upon the terms and subject to the conditions set forth therein, Sandy Spring will merge with and into the Company, with the Company continuing as the Surviving Entity. Immediately following the merger, the Company will cause Sandy Spring’s wholly owned banking subsidiary, Sandy Spring Bank, a Federal Reserve member bank chartered under the laws of the State of Maryland, to merge with and into the Bank, with the Bank continuing as the surviving bank.

Upon the terms and subject to the conditions set forth in the merger agreement, at the Effective Time, each outstanding share of Sandy Spring Common Stock issued and outstanding immediately prior to the Effective Time, other than shares of restricted Sandy Spring Common Stock and certain shares held by the Company or Sandy Spring, will be converted into the right to receive 0.900 shares of common stock, par value $1.33 per share, of the Company and cash in lieu of fractional shares.

The merger agreement was unanimously approved by the boards of directors of each of the Company and Sandy Spring, and is subject to customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of the Company and Sandy Spring. The proposed transaction is expected to close by the third quarter of 2025.

Forward Sale Agreement

On October 21, 2024, the Company also announced that in connection with the execution of the merger agreement, it entered into a forward sale agreement (the “Base Forward Sale Agreement”) with Morgan Stanley & Co. LLC, (“the Forward Purchaser”) relating to an aggregate of 9,859,155 shares of the Company’s common stock. On October 21, 2024, the Company priced the public offering of shares of the Company’s common stock in connection with the Base Forward Sale Agreement and entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, as representative for the underwriters named therein, the Forward Purchaser and Morgan Stanley & Co. LLC as forward seller (the “Forward Seller”), relating to the registered public offering and sale of 9,859,155 shares of the Company’s common stock at a public offering price of $35.50 per share (before underwriting discounts and commissions). The underwriters were granted a 30-day option to purchase up to an additional 1,478,873 shares of the Company’s common stock. On October 21, 2024, the underwriters exercised in full their option to purchase the additional 1,478,873 shares of the Company’s common stock pursuant to the Underwriting Agreement and, in connection therewith, the Company entered into an additional forward sale agreement (the “Additional Forward Sale Agreement,” and together with the “Base Forward Sale Agreement,” the “Forward Sale Agreement”) with the Forward Purchaser relating to 1,478,873 shares of the Company’s common stock, on terms substantially similar to those contained in the Base Forward Sale Agreement.

The Company did not initially receive any proceeds from the sale of the Company’s common stock sold by the Forward Seller to the underwriters named in the Underwriting Agreement. The Company expects to physically settle the Forward Sale Agreement (by the delivery of shares of the Company’s common stock) and receive proceeds from the sale of those shares of the Company’s common stock upon one or more forward settlement dates within approximately 18 months from the date of the Forward Sale Agreement at the then applicable forward sale price. The forward sale price was initially $34.08 per share, which is equal to the public offering price per share, less the underwriting discount per share, and would result in net proceeds (before offering expenses) of approximately $386.4 million to the Company under the Forward Sale Agreement. No physical settlement has occurred through the date on which these consolidated financial statements were issued.

RESULTS OF OPERATIONS

Merger with American National Bankshares Inc.

On April 1, 2024, we completed our acquisition of American National, the holding company for American National Bank and Trust Company. American National’s results of operations are included in our consolidated results since the date of acquisition, and therefore, our third quarter and first nine months of 2024 results reflect increased levels of average balances, net interest income, and expense compared to our results for the corresponding period in 2023. For more information, reference Note 2 “Acquisitions” in Part I, Item 1 of this Quarterly Report.

Industry Events and Economic Environment

We are continually monitoring the impact of various global and national events on our results of operations and financial condition, including inflation, changes in market interest rates, geopolitical conflicts, and the upcoming elections. The timing and impact of inflation, changes in market interest rates, and the competitive landscape of deposits on our business and results of operations will depend on future developments, which are highly uncertain and difficult to predict. In light of the progress on inflation and the balance of risks, on September 18, 2024, the FOMC announced that it was lowering the Federal Funds target rate by 50 bps to its current range of 4.75% to 5.0%. While inflation has eased in 2024, it remains elevated over the FOMC’s long-run target of 2.0%. The FOMC noted that it has gained greater confidence that inflation is moving sustainably toward 2.0%. Further the FOMC has also noted that it will carefully assess incoming data, the evolving outlook, and the balance of risks in considering additional adjustments to the target range for the Federal Funds rate and that its assessments will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments. The FOMC noted that it would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the FOMC’s goals. The FOMC also confirmed the continued reduction to the Federal Reserve’s holdings of U.S. Treasury securities and agency debt and agency MBS. We will continue to deploy various asset liability management strategies to seek to manage our risk related to interest rate fluctuations and monitor balance sheet trends, deposit flows, and liquidity needs to ensure that we are able to meet the needs of our customers and maintain financial flexibility. Refer to “Liquidity” within this Item 2 for additional information about our liquidity and “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report for additional information about the Company’s interest rate sensitivity.

Financial institutions continue to deal with macroeconomic and industry-specific headwinds. The higher-for-longer interest rate environment and heightened competition for deposits has led to a continued shift within deposit composition toward higher cost products, although the pace of movement has slowed in recent months. The interest rate environment has also affected the affordability of credit to consumers and businesses, moderating loan demand. At September 30, 2024, our LHFI and total deposits increased from December 31, 2023 by $2.7 billion and $3.5 billion, respectively, and our short-term borrowings decreased by $486.6 million from December 31, 2023, which includes the impact of our acquisition of American National. At September 30, 2024, noninterest bearing deposits comprised 22% of total deposits, compared to 24% at December 31, 2023. As of September 30, 2024, we estimate that approximately 72.7% of our deposits were insured or collateralized, and that we maintained available liquidity sources to cover approximately 166.1% of uninsured and uncollateralized deposits. In addition, to further bolster our funding position, we augmented customer deposit growth by also increasing brokered deposits to $1.4 billion at September 30, 2024, an increase of $869.9 million from December 31, 2023.

Our regulatory capital ratios continued to exceed the standards to be considered well-capitalized under regulatory requirements. See “Capital Resources” within this Item 2 for additional information about our regulatory capital.

SUMMARY OF FINANCIAL RESULTS

Executive Overview

Third Quarter Net Income

●	Net income available to common shareholders was $73.4 million and basic and diluted EPS was $0.82 for the third quarter of 2024, compared to $51.1 million and $0.68 for the third quarter of 2023.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes), merger-related costs ($1.1 million in the third quarter 2024 and $2.0 million in the third quarter 2023), strategic cost saving initiatives principally composed of severance charges related to headcount reductions and charges for exiting leases ($6.9 million in the third quarter 2023), gains and losses on the sale of securities (gains of $3,000 in the third quarter 2024 and losses of $21.8 million in the third quarter 2023), and the gain related to the sale-leaseback transaction ($21.9 million in the third quarter 2023) was $74.5 million and adjusted diluted operating EPS(+) was $0.83 for the quarter ended September 30, 2024, compared to adjusted operating earnings available to common shareholders(+) of $59.8 million and diluted adjusted operating EPS(+) of $0.80 for the third quarter of 2023.

First Nine Months Net Income

●	Net income available to common shareholders was $142.4 million and basic and diluted EPS was $1.68 for the first nine months of 2024, compared to $136.0 million and $1.81 for the first nine months of 2023. The provision for credit losses for the first nine months of 2024 totaled $32.6 million and included an initial provision expense of $13.2 million on non-PCD loans and $1.4 million of additional provision for unfunded commitments, both associated with the American National acquisition.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes), merger-related costs ($26.9 million in 2024 and $2.0 million in 2023), strategic cost saving initiatives principally composed of severance charges related to headcount reductions and charges for exiting leases ($10.0 million in 2023), a FDIC special assessment ($664,000 in 2024), the legal reserve related to our previously disclosed settlement with the CFPB ($4.0 million in 2023), a deferred tax asset write-down ($4.8 million in 2024), losses on the sale of securities ($5.1 million in 2024 and $32.4 million in 2023), and the gain related to the sale-leaseback transaction ($21.9 million in 2023) was $179.9 million and adjusted diluted operating EPS (+) was $2.12 for the nine months ended September 30, 2024, compared to adjusted operating earnings available to common shareholders(+) of $162.4 million and diluted adjusted operating EPS(+) of $2.17 for the first nine months of 2023.

Balance Sheet

●	Our consolidated balance sheet at September 30, 2024 includes the impact of the American National acquisition, which closed on April 1, 2024 and resulted in goodwill of $287.5 million. During the quarter ended September 30, 2024, the allocation of the purchase price for certain provisional amounts recognized at the acquisition date was adjusted to reflect new information obtained about facts and circumstances that existed as of the acquisition date. This resulted in a $5.2 million increase in the preliminary goodwill of $282.3 million recognized during the second quarter of 2024.
●	Total assets were $24.8 billion at September 30, 2024 and included $18.3 billion of LHFI.
●	Total investments were $3.5 billion at September 30, 2024, an increase of $349.0 million from December 31, 2023 primarily due to the acquisition of American National. AFS securities totaled $2.6 billion at September 30, 2024 and $2.2 billion at December 31, 2023. At September 30, 2024, total net unrealized losses on the AFS securities portfolio were $334.5 million, a decrease of $49.8 million from $384.3 million at December 31, 2023. HTM securities are carried at cost and totaled $807.1 million at September 30, 2024, compared to $837.4 million at December 31, 2023 and had net unrealized losses of $30.3 million at September 30, 2024, an increase of $1.0 million from $29.3 million at December 31, 2023.
●	At September 30, 2024, total deposits were $20.3 billion, an increase of $3.5 billion from December 31, 2023, due to a $2.2 billion increase in interest-bearing customer deposits and a $459.7 million increase in demand deposits, primarily due to the American National acquisition. In addition, brokered deposits increased $869.9 million from December 31, 2023 to $1.4 billion at September 30, 2024.

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

We seek to fund increased loan volumes by growing our core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, we may use wholesale funding sources to fund shortfalls, if any, or provide additional liquidity. To the extent that our dependence on wholesale funding sources increases, as was the case during 2024 and 2023, our net interest margin would likely be negatively impacted.

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the three and nine months ended September 30, (dollars in thousands):

	For the Three Months Ended
	2024	2023	Change
Average interest-earning assets	$21,983,946	$18,462,505	$3,521,441
Interest and dividend income	$324,528	$247,159	$77,369
Interest and dividend income (FTE) (+)	$328,427	$250,903	$77,524
Yield on interest-earning assets	5.87%	5.31%	56	bps
Yield on interest-earning assets (FTE) (+)	5.94%	5.39%	55	bps
Average interest-bearing liabilities	$16,592,103	$13,481,946	$3,110,157
Interest expense	$141,596	$95,218	$46,378
Cost of interest-bearing liabilities	3.40%	2.80%	60	bps
Cost of funds	2.56%	2.04%	52	bps
Net interest income	$182,932	$151,941	$30,991
Net interest income (FTE) (+)	$186,831	$155,685	$31,146
Net interest margin	3.31%	3.27%	4	bps
Net interest margin (FTE) (+)	3.38%	3.35%	3	bps

For the third quarter of 2024, our net interest income was $182.9 million, an increase of $30.9 million from the third quarter of 2023. Net interest income (FTE)(+) for the third quarter of 2024 was $186.8 million, an increase of $31.1 million from the third quarter of 2023. The increases in both net interest income and net interest income (FTE)(+) were primarily the result of a $3.5 billion increase in average interest earning assets, and higher net accretion income, partially offset by a $3.1 billion increase in average interest bearing liabilities, in each case primarily related to the acquisition of American National. In the third quarter of 2024, our net interest margin increased 4 bps to 3.31% from 3.27% in the third quarter of 2023, and our net interest margin (FTE)(+) increased 3 bps to 3.38% in the third quarter of 2024 from 3.35% for the same period of 2023. The increases in net interest margin and net interest margin (FTE)(+) were primarily driven by the impacts of acquisition accounting fair value adjustments associated with the American National acquisition, as well as higher loan yields, partially offset by increases in interest expense driven primarily by higher market interest rates, changes in deposit mix as depositors move to higher yielding deposit products, as well as increased usage of brokered deposits.

Our net interest margin and net interest margin (FTE)(+) includes the impact of acquisition accounting fair value adjustments. Net accretion income related to acquisition accounting was $12.7 million for the third quarter of 2024 compared to approximately $1.1 million for the third quarter of 2023, an increase of $11.6 million due to the impacts from the American National acquisition. The impact of accretion and amortization for the periods presented are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Amortization	Amortization	Total
For the quarter ended March 31, 2023	$1,106	$(14)	$(209)	$883
For the quarter ended June 30, 2023	1,073	(7)	(213)	853
For the quarter ended September 30, 2023	1,300	(6)	(215)	1,079
For the quarter ended March 31, 2024	819	(1)	(216)	602
For the quarter ended June 30, 2024	15,660	(1,035)	(285)	14,340
For the quarter ended September 30, 2024	13,926	(913)	(288)	12,725

	For the Nine Months Ended
	2024	2023	Change
Average interest-earning assets	$21,003,082	$18,264,957	$2,738,125
Interest and dividend income	$908,330	$694,952	$213,378
Interest and dividend income (FTE) (+)	$919,766	$706,150	$213,616
Yield on interest-earning assets	5.78%	5.09%	69	bps
Yield on interest-earning assets (FTE) (+)	5.85%	5.17%	68	bps
Average interest-bearing liabilities	$15,802,088	$13,103,073	$2,699,015
Interest expense	$393,040	$237,483	$155,557
Cost of interest-bearing liabilities	3.32%	2.42%	90	bps
Cost of funds	2.50%	1.74%	76	bps
Net interest income	$515,290	$457,469	$57,821
Net interest income (FTE) (+)	$526,726	$468,667	$58,059
Net interest margin	3.28%	3.35%	(7)	bps
Net interest margin (FTE) (+)	3.35%	3.43%	(8)	bps

For the first nine months of 2024 net interest income was $515.3 million, an increase of $57.8 million from the same period of 2023. For the first nine months of 2024, net interest income (FTE)(+) was $526.7 million, an increase of $58.1 million from the same period of 2023. The increases in both net interest income and net interest income (FTE)(+) were primarily the result of a $2.7 billion increase in average interest earning assets and net accretion income, partially offset by a $2.7 billion increase in average interest bearing liabilities, in each case primarily related to the acquisition of American National. In the first nine months of 2024, net interest margin decreased 7 bps to 3.28% from 3.35% in the first nine months of 2023, and net interest margin (FTE)(+) decreased 8 bps to 3.35% in the first nine months of 2024 from 3.43% in the first nine months of 2023. The decreases in net interest margin and net interest margin (FTE)(+) were primarily driven by higher market interest rates, changes in deposit mix as depositors move to higher yielding deposit products, as well as increased usage of brokered deposits, partially offset by higher loan yields, and net accretion income related to acquisition accounting.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three and nine months ended September 30, (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended
	2024			2023
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$2,248,207	$24,247	4.29%	$1,799,675	$16,055	3.54%
Tax-exempt	1,253,672	10,293	3.27%	1,301,983	10,653	3.25%
Total securities	3,501,879	34,540	3.92%	3,101,658	26,708	3.42%
LHFI, net of deferred fees and costs (3)(4)	18,320,122	292,469	6.35%	15,139,761	222,698	5.84%
Other earning assets	161,945	1,418	3.48%	221,086	1,497	2.69%
Total earning assets	21,983,946	$328,427	5.94%	18,462,505	$250,903	5.39%
Allowance for loan and lease losses	(159,023)			(121,229)
Total non-earning assets	2,788,595			2,254,913
Total assets	$24,613,518			$20,596,189

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$9,932,247	$74,996	3.00%	$8,697,801	$57,378	2.62%
Regular savings	1,046,511	579	0.22%	964,971	499	0.21%
Time deposits (5)	4,758,039	54,641	4.57%	2,914,004	25,713	3.50%
Total interest-bearing deposits	15,736,797	130,216	3.29%	12,576,776	83,590	2.64%
Other borrowings (6)	855,306	11,380	5.29%	905,170	11,628	5.10%
Total interest-bearing liabilities	16,592,103	$141,596	3.40%	13,481,946	$95,218	2.80%
Noninterest-bearing liabilities:
Demand deposits	4,437,361			4,218,835
Other liabilities	471,545			448,506
Total liabilities	21,501,009			18,149,287
Stockholders' equity	3,112,509			2,446,902
Total liabilities and stockholders' equity	$24,613,518			$20,596,189
Net interest income (FTE)(+)		$186,831			$155,685

Interest rate spread			2.54%			2.59%
Cost of funds			2.56%			2.04%
Net interest margin (FTE)(+)			3.38%			3.35%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $13.9 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $913,000 and $6,000 for the three months ended September 30, 2024 and 2023, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $288,000 and $215,000 for the three months ended September 30, 2024 and 2023, respectively, in amortization of the fair market value adjustments related to acquisitions.

	For the Nine Months Ended
	2024			2023
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$2,122,299	$68,012	4.28%	$1,900,154	$48,373	3.40%
Tax-exempt	1,255,597	30,955	3.29%	1,347,133	33,189	3.29%
Total securities	3,377,896	98,967	3.91%	3,247,287	81,562	3.36%
LHFI, net of deferred fees and costs (3)(4)	17,405,814	814,692	6.25%	14,799,520	620,328	5.60%
Other earning assets	219,372	6,107	3.72%	218,150	4,260	2.61%
Total earning assets	21,003,082	$919,766	5.85%	18,264,957	$706,150	5.17%
Allowance for loan and lease losses	(149,806)			(117,048)
Total non-earning assets	2,636,332			2,249,609
Total assets	$23,489,608			$20,397,518

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$9,668,354	$215,084	2.97%	$8,478,017	$142,646	2.25%
Regular savings	1,007,975	1,634	0.22%	1,021,875	1,294	0.17%
Time deposits (5)	4,155,713	137,866	4.43%	2,571,114	56,750	2.95%
Total interest-bearing deposits	14,832,042	354,584	3.19%	12,071,006	200,690	2.22%
Other borrowings (6)	970,046	38,456	5.30%	1,032,067	36,793	4.77%
Total interest-bearing liabilities	15,802,088	$393,040	3.32%	13,103,073	$237,483	2.42%
Noninterest-bearing liabilities:
Demand deposits	4,290,151			4,428,039
Other liabilities	495,703			422,573
Total liabilities	20,587,942			17,953,685
Stockholders' equity	2,901,666			2,443,833
Total liabilities and stockholders' equity	$23,489,608			$20,397,518
Net interest income (FTE)(+)		$526,726			$468,667

Interest rate spread			2.53%			2.75%
Cost of funds			2.50%			1.74%
Net interest margin (FTE)(+)			3.35%			3.43%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $30.4 million and $3.5 million for the nine months ended September 30, 2024 and 2023, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $1.9 million and $27,000 for the nine months ended September 30, 2024 and 2023, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $789,000 and $637,000 for the nine months ended September 30, 2024 and 2023, respectively, in amortization of the fair market value adjustments related to acquisitions.

The Volume Rate Analysis table below presents changes in net interest income (FTE)(+) and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended			Nine Months Ended
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$4,456	$3,736	$8,192	$6,110	$13,529	$19,639
Tax-exempt	(397)	37	(360)	(2,256)	22	(2,234)
Total securities	4,059	3,773	7,832	3,854	13,551	17,405
Loans, net(1)	49,620	20,151	69,771	116,911	77,453	194,364
Other earning assets	(456)	377	(79)	24	1,823	1,847
Total earning assets	$53,223	$24,301	$77,524	$120,789	$92,827	$213,616
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$8,727	$8,891	$17,618	$21,986	$50,452	$72,438
Regular savings	44	36	80	(18)	358	340
Time deposits(2)	19,594	9,334	28,928	44,664	36,452	81,116
Total interest-bearing deposits	28,365	18,261	46,626	66,632	87,262	153,894
Other borrowings(3)	(654)	406	(248)	(2,298)	3,961	1,663
Total interest-bearing liabilities	27,711	18,667	46,378	64,334	91,223	155,557
Change in net interest income (FTE)(+)	$25,512	$5,634	$31,146	$56,455	$1,604	$58,059

(1) The rate-related changes in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $12.6 million and $26.9 million for the three and nine months, respectively.

(2) The rate-related changes in interest expense on deposits includes the impact of higher accretion of the acquisition-related fair market value adjustments of $1.0 million and $1.9 for the three and nine months, respectively.

(3) The rate-related changes in interest expense on other borrowings include the impact of higher amortization of the acquisition-related fair market value adjustments of $73,000 and $152,000 for the three and nine months, respectively.

NONINTEREST INCOME

Three Months Ended September 30, 2024 and 2023

	September 30,		Change
	2024	2023	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$9,792	$8,557	$1,235	14.4%
Other service charges, commissions and fees	2,002	2,632	(630)	(23.9)%
Interchange fees	3,371	2,314	1,057	45.7%
Fiduciary and asset management fees	6,858	4,549	2,309	50.8%
Mortgage banking income	1,214	666	548	82.3%
Gain (loss) on sale of securities	4	(27,594)	27,598	NM
Bank owned life insurance income	5,037	2,973	2,064	69.4%
Loan-related interest rate swap fees	1,503	2,695	(1,192)	(44.2)%
Other operating income	4,505	30,302	(25,797)	(85.1)%
Total noninterest income	$34,286	$27,094	$7,192	26.5%

NM = Not Meaningful

Our noninterest income increased $7.2 million or 26.5% to $34.3 million for the quarter ended September 30, 2024, compared to $27.1 million for the quarter ended September 30, 2023, primarily driven by $27.6 million of pre-tax losses incurred on the sale of AFS securities in the prior year, as well as increases in other noninterest income line items due primarily to the impact of the American National acquisition, partially offset by a $25.8 million decrease in other operating income driven by a $27.7 million gain related to the sale-leaseback transaction in the prior year.

Our adjusted operating noninterest income,(+) which excludes gains and losses on sale of AFS securities (gains of $4,000 in 2024 and losses of $27.6 million in 2023) and the gain on sale-leaseback transaction ($27.7 million in 2023), increased $7.3 million or 27.0% to $34.3 million for the quarter ended September 30, 2024, compared to $27.0 million for the quarter ended September 30, 2023. The increase in adjusted operating noninterest income(+) was primarily due to the impact of the American National acquisition, which drove the majority of the $2.3 million increase in fiduciary and asset management fees, the $1.2 million increase in service charges on deposit accounts, and the $1.1 million increase in interchange fees. In addition to the American National acquisition impact, BOLI income increased $2.1 million primarily due to death benefits received in the third quarter of 2024, other operating income increased $1.9 million primarily due to an increase in equity method investment income, and mortgage banking income increased $548,000 due to an increase in mortgage loan origination volumes and gain on sale margins. These increases were partially offset by a $1.2 million decrease in loan-related interest rate swap fees due to lower transaction volumes and a $630,000 decrease in other service charges, commissions, and fees primarily due to a merchant services vendor contract signing bonus in the prior year.

Nine Months Ended September 30, 2024 and 2023

	September 30,		Change
	2024	2023	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$27,447	$24,577	$2,870	11.7%
Other service charges, commissions, and fees	5,700	6,071	(371)	(6.1)%
Interchange fees	8,791	7,098	1,693	23.9%
Fiduciary and asset management fees	18,603	13,169	5,434	41.3%
Mortgage banking income	3,274	1,969	1,305	66.3%
Loss on sale of securities	(6,510)	(40,992)	34,482	(84.1)%
Bank owned life insurance income	12,074	8,671	3,403	39.2%
Loan-related interest rate swap fees	4,353	6,450	(2,097)	(32.5)%
Other operating income	9,919	33,905	(23,986)	(70.7)%
Total noninterest income	$83,651	$60,918	$22,733	37.3%

Our noninterest income increased $22.7 million or 37.3% to $83.7 million for the nine months ended September 30, 2024, compared to $60.9 million for the nine months ended September 30, 2023, primarily driven by a $34.5 million decrease in pre-tax losses incurred on the sale of AFS securities, which included $41.0 million of losses resulting from our balance sheet repositioning strategy executed in the prior year, compared to $6.5 million of losses in the current year as part of our restructuring of the American National securities portfolio, as well as increases in other noninterest income line items due primarily to the impact of the American National acquisition, partially offset by a $24.0 million decrease in other operating income driven by a $27.7 million gain related to the sale-leaseback transaction in the prior year.

Our adjusted operating noninterest income(+), which excludes losses on sale of securities ($6.5 million in 2024 and $41.0 million in 2023) and the gain on sale-leaseback transaction ($27.7 million in 2023), increased $16.0 million or 21.5% to $90.2 million for the nine months ended September 30, 2024, compared to $74.2 million for the nine months ended September 30, 2023. The increase in adjusted operating noninterest income(+) was primarily due to the impact of the American National acquisition, which drove the majority of the $5.4 million increase in fiduciary and asset management fees and the $1.7 million increase in interchange fees. In addition to the American National acquisition impact, other operating income increased $3.7 million primarily due to increases in equity method investment income and capital market transaction-related fees, BOLI income increased $3.4 million primarily due to death benefits received in 2024, service charges on deposit accounts increased $2.9 million primarily due to improved margins in treasury management services, and mortgage banking income increased $1.3 million due to an increase in mortgage loan origination volumes and gain on sale margins. These increases were partially offset by a $2.1 million decrease in loan-related interest rate swap fees due to lower transaction volumes.

NONINTEREST EXPENSE

Three Months Ended September 30, 2024 and 2023

	September 30,		Change
	2024	2023	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$69,454	$57,449	$12,005	20.9%
Occupancy expenses	7,806	6,053	1,753	29.0%
Furniture and equipment expenses	3,685	3,449	236	6.8%
Technology and data processing	9,737	7,923	1,814	22.9%
Professional services	3,994	3,291	703	21.4%
Marketing and advertising expense	3,308	2,219	1,089	49.1%
FDIC assessment premiums and other insurance	5,282	4,258	1,024	24.0%
Franchise and other taxes	5,256	4,510	746	16.5%
Loan-related expenses	1,445	1,388	57	4.1%
Amortization of intangible assets	5,804	2,193	3,611	164.7%
Merger-related costs	1,353	1,993	(640)	(32.1)%
Other expenses	5,458	13,782	(8,324)	(60.4)%
Total noninterest expense	$122,582	$108,508	$14,074	13.0%

Our noninterest expense increased $14.1 million or 13.0% to $122.6 million for the quarter ended September 30, 2024, compared to $108.5 million for the quarter ended September 30, 2023, primarily driven by general increases in noninterest expense, most of which were due to the impact of the American National acquisition, partially offset by a $8.3 million decrease in other expenses due primarily to the prior year’s expenses associated with strategic cost saving initiatives.

Our adjusted operating noninterest expense(+), which excludes expenses related to strategic cost saving initiatives principally composed of severance charges related to headcount reductions and charges for exiting leases ($8.7 million in 2023), merger-related costs ($1.4 million in 2024 and $2.0 million in 2023), and amortization of intangible assets ($5.8 million in 2024 and $2.2 million in 2023), increased $19.7 million or 20.7% to $115.4 million for the quarter ended September 30, 2024, compared to $95.7 million for the quarter ended September 30, 2023. The increase in adjusted operating noninterest expense(+) was primarily due to the impact of the American National acquisition, which drove the majority of the $11.9 million increase in salaries and benefits, the $1.8 million increase in technology and data processing, the $1.8 million increase in occupancy expenses, the $1.0 million increase in FDIC assessment premiums and other insurance, and the $746,000 increase in franchise and other taxes. In addition to the American National acquisition impact, marketing and advertising expense increased $1.1 million and professional services increased $703,000.

Nine Months Ended September 30, 2024 and 2023

	September 30,		Change
	2024	2023	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$199,867	$179,996	$19,871	11.0%
Occupancy expenses	22,267	18,503	3,764	20.3%
Furniture and equipment expenses	10,799	10,765	34	0.3%
Technology and data processing	28,138	24,631	3,507	14.2%
Professional services	11,452	11,138	314	2.8%
Marketing and advertising expense	8,609	7,387	1,222	16.5%
FDIC assessment premiums and other insurance	15,099	12,231	2,868	23.4%
Franchise and other taxes	14,770	13,508	1,262	9.3%
Loan-related expenses	4,043	4,560	(517)	(11.3)%
Amortization of intangible assets	13,693	6,687	7,006	104.8%
Merger-related costs	33,005	1,993	31,012	NM
Other expenses	16,117	31,043	(14,926)	(48.1)%
Total noninterest expense	$377,859	$322,442	$55,417	17.2%

NM = Not Meaningful

Our noninterest expense increased $55.4 million or 17.2% to $377.9 million for the nine months ended September 30, 2024, compared to $322.4 million for the nine months ended September 30, 2023, primarily driven by a $31.0 million increase in merger-related expenses, as well as overall other increases in noninterest expense, most of which were due to the impact of the American National acquisition. These increases were partially offset by a $14.9 million decrease in other expenses primarily due to the prior year’s expenses associated with strategic cost saving initiatives.

Our adjusted operating noninterest expense(+), which excludes merger-related costs ($33.0 million in 2024 and $2.0 million in 2023), amortization of intangible assets ($13.7 million in 2024 and $6.7 million in 2023), expenses related to strategic cost saving initiatives principally composed of severance charges related to headcount reductions and charges for exiting leases ($12.6 million in 2023), a legal reserve related to our previously disclosed settlement with the CFPB, included within other expenses ($5.0 million in 2023), and a FDIC special assessment ($840,000 in 2024), increased $34.1 million or 11.5% to $330.3 million for the nine months ended September 30, 2024, compared to $296.2 million for the nine months ended September 30, 2023. The increase in adjusted operating noninterest expense(+) was primarily due to the impact of the American National acquisition, which drove the majority of the $22.7 million increase in salaries and benefits, the $3.8 million increase in occupancy expenses, the $3.5 million increase in technology and data processing, the $2.9 million increase in FDIC assessment premiums and other insurance, and the $1.3 million increase in franchise and other taxes. In addition to the American National acquisition impact, marketing and advertising expense increased $1.2 million. These increases were partially offset by a $517,000 decrease in loan-related expenses.

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

The following table presents operating results for the three and nine months ended September 30, for the Wholesale Banking segment (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Net interest income	$101,097	$68,049	$276,919	$201,722
Provision for credit losses	217	9,310	25,803	25,853
Net interest income after provision for credit losses	100,880	58,739	251,116	175,869
Noninterest income	10,773	9,468	29,913	25,743
Noninterest expense	50,880	40,039	144,152	123,207
Income before income taxes	$60,773	$28,168	$136,877	$78,405

Wholesale Banking income before income taxes increased by $32.6 million and $58.5 million, respectively, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The increase for the three months ended September 30, 2024 was primarily due to increases in net interest income driven by the impact of the American National acquisition and favorable spreads on both the loan and deposit portfolios, as well as a decrease in the provision for credit losses. The increase for the nine months ended September 30, 2024 was primarily due to increases in net interest income driven by the impact of the American National acquisition and favorable spreads on both the loan and deposit portfolios. Wholesale Banking’s noninterest income also increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023, primarily due to the impact of the American National acquisition, which drove the majority of the increases in fiduciary and asset management fees. The increases in income before income taxes were partially offset by increases in noninterest expense primarily due to the impact of the American National acquisition, which drove the majority of the increases in salaries and benefits.

The following table presents the key balance sheet metrics as of the periods ended for the Wholesale Banking segment (dollars in thousands):

	September 30, 2024	December 31, 2023
LHFI, net of deferred fees and costs	$15,366,703	$12,688,833
Total deposits	7,083,741	6,403,432

LHFI, net of deferred fees and costs, for the Wholesale Banking segment increased $2.7 billion to $15.4 billion at September 30, 2024, compared to December 31, 2023 primarily due to an increase in the CRE loan portfolio, primarily driven by the American National acquisition and organic loan growth.

Wholesale banking deposits increased $680.3 million to $7.1 billion at September 30, 2024, compared to December 31, 2023, primarily due to increases in interest checking accounts and demand deposits, primarily driven by the American National acquisition.

Consumer Banking

Our Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division, which has limited nationwide exposure, and investment management, and advisory services businesses.

The following table presents operating results for the three and nine months ended September 30, for the Consumer Banking segment (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Net interest income	$79,112	$63,912	$224,358	$190,806
Provision for credit losses	2,389	(4,319)	6,801	(2,947)
Net interest income after provision for credit losses	76,723	68,231	217,557	193,753
Noninterest income	15,721	13,722	43,589	38,188
Noninterest expense	64,335	54,994	184,446	168,971
Income before income taxes	$28,109	$26,959	$76,700	$62,970

Consumer Banking income before income taxes increased by $1.2 million and $13.7 million, respectively, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The increases were primarily due to increases in net interest income driven by the impact of the American National acquisition and higher funding credit on deposits, partially offset by increases in the provision for credit losses. Consumer Banking’s noninterest income also increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023, primarily due to the impact of the American National acquisition, which drove the majority of the increases in fiduciary and asset management fees, interchange fee income, and service charges on deposit accounts. The increases in income before income taxes were partially offset by increases in noninterest expense primarily due to the impact of the American National acquisition, which drove the majority of the increases in salaries and benefits and occupancy expense.

The following table presents the key balance sheet metrics as of the periods ended for the Consumer Banking segment (dollars in thousands):

	September 30, 2024	December 31, 2023
LHFI, net of deferred fees and costs	$3,113,472	$2,958,811
Total deposits	11,649,873	9,816,562

LHFI, net of deferred fees and costs, for the Consumer Banking segment increased $154.7 million to $3.1 billion at September 30, 2024, compared to December 31, 2023 primarily due to increases across the residential 1-4 family consumer and residential 1-4 family revolving portfolios, primarily driven by the American National acquisition.

Consumer Banking deposits increased $1.8 billion to $11.6 billion at September 30, 2024, compared to December 31, 2023 with increases across all deposit categories, primarily driven by the American National acquisition.

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

As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. Our bank subsidiary, Atlantic Union Bank, is subject to a bank franchise tax but not a state income tax in Virginia, its primary place of business. We, our subsidiaries, and Atlantic Union Bank’s non-bank subsidiaries are subject to Virginia income taxes and may be able to utilize existing state deferred tax assets, depending on a number of factors including those entities’ financial results. During the quarter ended June 30, 2024, we reviewed our business plan considering the American National acquisition and other business changes and noted shifts within our state income tax footprint and other factors that impacted projected future realization of state deferred tax items, including those attributable to operations in Virginia. As a result, we concluded it is more likely than not that the benefit for certain state net operating loss carryforwards will not be realized, and we recorded a valuation allowance of $4.8 million via a non-cash charge to income tax expense for the second quarter of 2024. There has been no change in the valuation allowance for the quarter ended September 30, 2024.

Our effective tax rate for the three months ended September 30, 2024 and 2023 was 17.0% and 17.6%, respectively. Our effective tax rate for the nine months ended September 30, 2024 and 2023 was 19.7% and 16.3%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2024 was primarily due to the valuation allowance established during the second quarter of 2024, which resulted in a 250 bps increase in the effective tax rate.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Balance Sheet

At September 30, 2024, our consolidated balance sheet includes the impact of the American National acquisition, which closed April 1, 2024. During the quarter ended September 30, 2024, we adjusted the allocation of the purchase price for certain provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date and resulted in a $5.2 million increase, which was recognized during the third quarter of 2024, in the preliminary goodwill initially recognized during the second quarter of 2024, resulting in preliminary goodwill of $287.5 million at September 30, 2024.

Assets

At September 30, 2024, we had total assets of $24.8 billion, an increase of $3.6 billion or approximately 17.2% from December 31, 2023. The increase in total assets was primarily due to an increase in LHFI, net of deferred fees and costs, of $2.7 billion, and the AFS securities portfolio of $376.9 million, in each case, primarily due to the American National acquisition.

LHFI were $18.3 billion at September 30, 2024, an increase of $2.7 billion or 17.3% from December 31, 2023. At September 30, 2024, quarterly average LHFI increased $3.2 billion or 21.0% from the same period in the prior year. Refer to "Loan Portfolio" within this Item 2 and Note 4 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 of this Quarterly Report for additional information on our loan activity.

At September 30, 2024, we had total investments of $3.5 billion, an increase of $349.0 million or 11.0% from December 31, 2023. AFS securities totaled $2.6 billion at September 30, 2024, compared to $2.2 billion at December 31, 2023. At September 30, 2024, total net unrealized losses on the AFS securities portfolio were $334.5 million, compared to $384.3 million at December 31, 2023. HTM securities totaled $807.1 million at September 30, 2024, compared to $837.4 million at December 31, 2023, with net unrealized losses of $30.3 million at September 30, 2024, compared to $29.3 million at December 31, 2023.

Liabilities and Stockholders’ Equity

At September 30, 2024, we had total liabilities of $21.6 billion, an increase of $3.0 billion or approximately 16.2% from December 31, 2023, which was primarily driven by an increase in deposits of $3.5 billion, primarily due to the American National assumed deposits, as well as increased usage of brokered deposits, partially offset by a decrease in total borrowings of $459.7 million.

Total deposits at September 30, 2024 were $20.3 billion, an increase of $3.5 billion or approximately 20.7% from December 31, 2023. At September 30, 2024, quarterly average deposits increased $3.4 billion or 20.1% from the same period in the prior year. Total deposits increased from December 31, 2023 due to a $2.2 billion increase in interest-bearing customer deposits and $460.0 million increase in demand deposits, primarily due to the American National acquisition, as well as an increase of $870.0 million in brokered deposits. Refer to “Deposits” within this Item 2 for additional information on this topic.

Total borrowings at September 30, 2024 were $852.2 million, a decrease of $459.7 million or 35.0% from December 31, 2023, primarily due to paydowns of short-term borrowings due to deposit growth. Refer to Note 7 “Borrowings” in Part I, Item 1 of this Quarterly Report for additional information on our borrowing activity.

At September 30, 2024, our stockholders’ equity was $3.2 billion, an increase of $626.1 million from December 31, 2023. The net increase was primarily attributable to the issuance of common stock as merger consideration in the American National acquisition. Our consolidated regulatory capital ratios continue to exceed the minimum capital requirements and are considered “well-capitalized” for regulatory purposes. Refer to “Capital Resources” within this Item 2, as well as Note 10 "Stockholders’ Equity" in Part I, Item 1 of this Quarterly Report for additional information on our capital resources.

During the third quarter of 2024, we declared and paid a quarterly dividend on our outstanding shares of Series A Preferred Stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share), consistent with the fourth quarter of 2023 and the third quarter of 2023. During the third quarter of 2024, we also declared and paid cash dividends of $0.32 per common share, consistent with the fourth quarter of 2023 and an increase of $0.02 per share or 6.7% from the third quarter of 2023.

SECURITIES

At September 30, 2024, we had total investments of $3.5 billion or 14.2% of total assets as compared to $3.2 billion or 15.0% of total assets at December 31, 2023. This increase was primarily due to the American National acquisition. We seek to diversify our portfolio to minimize risk, and we focus on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of our MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 9 “Derivatives” in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the periods ended (dollars in thousands):

	September 30, 2024	December 31, 2023
Available for Sale:
U.S. government and agency securities	$66,671	$63,356
Obligations of states and political subdivisions	488,527	475,447
Corporate and other bonds	271,975	241,889
MBS
Commercial	326,817	257,646
Residential	1,452,360	1,191,171
Total MBS	1,779,177	1,448,817
Other securities	1,832	1,752
Total AFS securities, at fair value	2,608,182	2,231,261
Held to Maturity:
Obligations of states and political subdivisions	695,460	699,189
Corporate and other bonds	3,484	4,349
MBS
Commercial	48,382	51,980
Residential	59,754	81,860
Total MBS	108,136	133,840
Total held to maturity securities, at carrying value	807,080	837,378
Restricted Stock:
FRB stock	82,867	67,032
FHLB stock	35,014	48,440
Total restricted stock, at cost	117,881	115,472
Total investments	$3,533,143	$3,184,111

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of September 30, 2024:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	6.09%	4.63%	5.23%	—%	4.65%
Obligations of states and political subdivisions	5.10%	3.93%	2.03%	2.20%	2.28%
Corporate bonds and other securities	8.42%	5.54%	4.65%	4.92%	4.94%
MBS:
Commercial	4.92%	5.36%	5.69%	3.40%	3.92%
Residential	2.58%	7.12%	5.30%	3.02%	3.19%
Total MBS	4.92%	6.59%	5.50%	3.08%	3.33%
Total AFS securities	5.43%	5.45%	4.57%	2.88%	3.30%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of September 30, 2024:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
Obligations of states and political subdivisions	3.06%	4.13%	3.32%	3.52%	3.50%
Corporate bonds and other securities	—%	—%	—%	5.02%	5.02%
MBS:
Commercial	—%	—%	—%	3.78%	3.78%
Residential	4.21%	—%	—%	3.62%	3.66%
Total MBS	4.21%	—%	—%	3.69%	3.71%
Total HTM securities	4.12%	4.13%	3.32%	3.55%	3.54%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of September 30, 2024, we maintained a diversified municipal bond portfolio with approximately 67% of our holdings in general obligation issues and the majority of the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 19% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, we focus on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Our largest source of liquidity on a consolidated basis is our customer deposit base generated by our wholesale and consumer businesses. Total deposits at September 30, 2024 were $20.3 billion, an increase of $3.5 billion or approximately 20.7% from December 31, 2023. Total deposits increased from December 31, 2023, primarily due to a $3.0 billion increase in interest-bearing deposits, which included $2.2 billion of interest-bearing customer deposits and $460.0 million in demand deposits, primarily due to the American National acquisition, as well as an increase of $870.0 million in brokered deposits. Refer to “Deposits” within this Item 2 for additional information on this topic.

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

We consider our liquid assets to include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. As of September 30, 2024, our liquid assets totaled $8.8 billion or 35.6% of total assets, and liquid earning assets totaled $8.6 billion or 38.7% of total earning assets. We also provide asset liquidity by managing loan and securities maturities and cash flows. As of September 30, 2024, loan payments of approximately $7.9 billion or 43.4% of total LHFI are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $326.5 million or 9.2% of total investments as of September 30, 2024 are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

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

The following table presents our contractual obligations related to our major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of September 30, 2024 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$250,000	$—	$250,000
Trust preferred capital notes (1)	184,542	—	184,542
Leases (2)	117,590	3,734	113,856
Repurchase agreements	59,227	59,227	—
Total contractual obligations	$611,359	$62,961	$548,398

(1) Excludes related unamortized premium/discount and interest payments.

(2) Represents lease payments due on non-cancellable operating leases at September 30, 2024. Excluded from these tables are variable lease payments or renewals.

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

We are also a lessor in sales-type and direct financing leases for equipment, as noted in Note 6 “Leases” in Part I, Item I of this Quarterly Report. Our future commitments related to the aforementioned leases totaled $578.7 million and $472.7 million, respectively, at September 30, 2024 and December 31, 2023.

During the third quarter of 2024, we entered into forward sale agreements in connection with our proposed merger with Sandy Spring. For more information, see “Recent Events – Forward Sale Agreement”.

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

LOAN PORTFOLIO

LHFI, net of deferred fees and costs, totaled $18.3 billion at September 30, 2024 and $15.6 billion at December 31, 2023, primarily driven by the increase in LHFI from the acquisition of American National. Total CRE and commercial and industrial loans represented our largest loan categories at both September 30, 2024 and December 31, 2023. We remain committed to originating soundly underwritten loans to qualifying borrowers within our markets.

The following table presents the remaining maturities, based on contractual maturity, by loan type, and by rate type (variable or fixed), net of deferred fees and costs, as of September 30, 2024 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$1,588,531	$389,123	$827,225	$728,954	$90,901	$7,370	$372,183	$295,942	$50,636	$25,605
CRE - Owner Occupied	2,401,807	210,787	695,516	242,927	439,017	13,572	1,495,504	955,778	535,968	3,758
CRE - Non-Owner Occupied	4,885,785	681,039	2,344,450	1,329,059	999,133	16,258	1,860,296	1,576,721	283,575	—
Multifamily Real Estate	1,357,730	362,319	644,738	352,664	285,503	6,571	350,673	275,227	75,376	70
Commercial & Industrial	3,799,872	543,221	1,916,526	1,772,019	117,793	26,714	1,340,125	940,175	396,763	3,187
Residential 1-4 Family - Commercial	729,315	131,520	131,298	67,535	59,017	4,746	466,497	398,815	57,324	10,358
Residential 1-4 Family - Consumer	1,281,914	872	308,384	2,122	30,726	275,536	972,658	17,194	165,948	789,516
Residential 1-4 Family - Revolving	738,665	26,483	600,248	49,380	133,072	417,796	111,934	5,377	40,789	65,768
Auto	354,570	3,479	—	—	—	—	351,091	297,436	53,655	—
Consumer	109,522	8,538	22,022	19,381	2,320	321	78,962	43,865	24,126	10,971
Other Commercial	1,089,588	65,386	166,366	14,458	151,908	—	857,836	321,792	419,465	116,579
Total LHFI	$18,337,299	$2,422,767	$7,656,773	$4,578,499	$2,309,390	$768,884	$8,257,759	$5,128,322	$2,103,625	$1,025,812

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

The average loan size of our CRE portfolio was approximately $1.1 million and $1.2 million, as of September 30, 2024 and December 31, 2023, respectively, and the median loan size in our CRE portfolio was approximately $239,000 as of September 30, 2024 and approximately $273,000 as of December 31, 2023.

The following table presents the composition of our CRE loan categories, including the industry classification for CRE non-owner occupied loans, and CRE loans as a percentage of total loans for the periods ended (dollars in thousands):

	September 30, 2024		December 31, 2023
	Balance	%	Balance	%
CRE - Non-Owner Occupied
Hotel/Motel B&B	$995,873	5.43%	$828,888	5.30%
Industrial/Warehouse	819,762	4.47%	681,447	4.36%
Office	875,696	4.78%	775,130	4.96%
Retail	1,075,448	5.86%	874,693	5.59%
Self Storage	434,969	2.37%	350,829	2.25%
Senior Living	354,175	1.93%	364,939	2.33%
Other	329,862	1.80%	296,475	1.90%
Total CRE - Non-Owner Occupied	4,885,785	26.64%	4,172,401	26.69%
CRE - Owner Occupied	2,401,807	13.10%	1,998,787	12.78%
Construction and Land Development	1,588,531	8.66%	1,107,850	7.09%
Multifamily Real Estate	1,357,730	7.40%	1,061,997	6.79%
Residential 1-4 Family - Commercial	729,315	3.98%	522,580	3.34%
Total CRE Loans	10,963,168	59.78%	8,863,615	56.69%
All other loan types	7,374,131	40.22%	6,771,428	43.31%
Total LHFI, net of deferred fees and costs	$18,337,299	100.00%	$15,635,043	100.00%

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

The following table presents the distribution of our CRE non-owner occupied, multifamily real estate, and office portfolio loans by market location based on the underlying loan collateral for the periods ended (dollars in thousands):

	September 30, 2024			December 31, 2023
	CRE Non-Owner Occupied	Office Portfolio (1)	Multifamily	CRE Non-Owner Occupied	Office Portfolio (1)	Multifamily
Carolinas	$1,088,242	$309,056	$403,313	$719,533	$245,158	$188,411
Western VA	1,011,305	128,280	255,237	745,896	100,270	159,537
Fredericksburg Area	643,358	113,960	92,621	659,351	123,809	96,253
Central VA	600,306	98,078	273,062	602,203	105,500	340,528
Coastal VA/NC	516,065	68,158	153,209	490,606	44,266	153,269
Northern VA/Maryland	621,184	69,558	29,180	583,806	66,061	32,141
Eastern VA	182,914	46,924	128,202	184,349	49,043	89,804
Other	222,411	41,682	22,906	186,657	41,023	2,054
Total	$4,885,785	$875,696	$1,357,730	$4,172,401	$775,130	$1,061,997

(1) The office portfolio is a subset of our CRE non-owner occupied loans included in the column to the left.

The shift to work-from-home and hybrid work environments have caused a decreased utilization of office space. As such, we have additional monitoring for our exposure to office space, within our non-owner occupied CRE portfolio, including periodic credit risk assessment of expiring office leases for most of the office portfolio. We do not currently finance large, high-rise, or major metropolitan central business district office buildings, and the office portfolio is generally in suburban markets with strong occupancy levels. The average loan size in our office portfolio was approximately $1.7 million as of September 30, 2024 and $1.9 million as of December 31, 2023, and the median loan size in our office portfolio was approximately $574,000 as of September 30, 2024 and approximately $647,000 as of December 31, 2023. The average loan size in our multifamily portfolio was approximately $2.7 million as of September 30, 2024 and $3.2 million as of December 31, 2023, and the median loan size in our multifamily portfolio was approximately $649,000 as of September 30, 2024 and approximately $793,000 as of December 31, 2023.

ASSET QUALITY

Overview

At September 30, 2024 and December 31, 2023, nonaccrual LHFI was $36.8 million and $36.9 million, respectively, while NPAs as a percentage of LHFI totaled 0.20% and 0.24%, respectively. Net charge-offs were $7.3 million for the nine months ended September 30, 2024, compared to net charge-offs of $6.4 million for the same period in the prior year. Our ACL at September 30, 2024 increased $29.2 million from December 31, 2023 to $177.6 million, primarily due to the American National acquisition, organic loan growth during 2024, and the impact of continued uncertainty in the economic outlook on certain portfolios.

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

Nonperforming Assets

At September 30, 2024 and December 31, 2023, NPAs totaled $37.3 million and $36.9 million, respectively, representing an increase of $0.4 million. Our NPAs as a percentage of total outstanding LHFI at September 30, 2024 and December 31, 2023 were 0.20% and 0.24%, respectively.

The following table shows a summary of asset quality balances and related ratios as of the periods ended (dollars in thousands):

	September 30,	December 31,
	2024	2023
Nonaccrual LHFI	$36,847	$36,860
Foreclosed properties	404	29
Total NPAs	37,251	36,889
LHFI past due 90 days and accruing interest	15,174	13,863
Total NPAs and LHFI past due 90 days and accruing interest	$52,425	$50,752

Balances
Allowance for loan and lease losses	$160,685	$132,182
Allowance for credit losses	177,628	148,451
Average LHFI, net of deferred fees and costs	18,320,122	14,949,487
LHFI, net of deferred fees and costs	18,337,299	15,635,043

Ratios
Nonaccrual LHFI to total LHFI	0.20%	0.24%
NPAs to total LHFI	0.20%	0.24%
NPAs & LHFI 90 days past due and accruing interest to total LHFI	0.29%	0.32%
NPAs to total LHFI & foreclosed property	0.20%	0.24%
NPAs & LHFI 90 days past due and accruing interest to total LHFI & foreclosed property	0.29%	0.32%
ALLL to nonaccrual LHFI	436.09%	358.61%
ALLL to nonaccrual LHFI & LHFI 90 days past due and accruing interest	308.89%	260.60%
ACL to nonaccrual LHFI	482.07%	402.74%

NPAs include nonaccrual LHFI, which totaled $36.8 million at September 30, 2024, consistent with December 31, 2023. The following table shows the activity in nonaccrual LHFI for the quarters ended (dollars in thousands):

	September 30,	December 31,
	2024	2023
Beginning Balance	$35,913	$28,626
Net customer payments	(2,219)	(2,198)
Additions	5,347	10,604
Charge-offs	(542)	(172)
Loans returning to accruing status	(1,478)	—
Transfers to foreclosed property	(174)	—
Ending Balance	$36,847	$36,860

The following table presents the composition of nonaccrual LHFI and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual LHFI, as of the periods ended (dollars in thousands):

	September 30,	December 31,
	2024	2023
Construction and Land Development	$1,945	$348
CRE - Owner Occupied	4,781	3,001
CRE - Non-owner Occupied	9,919	12,616
Multifamily Real Estate	—	—
Commercial & Industrial	3,048	4,556
Residential 1-4 Family - Commercial	1,727	1,804
Residential 1-4 Family - Consumer	11,925	11,098
Residential 1-4 Family - Revolving	2,960	3,087
Auto	532	350
Consumer	10	—
Total	$36,847	$36,860
Coverage Ratio(1)	436.09%	358.61%

(1) Represents the ALLL divided by nonaccrual LHFI.

Past Due Loans

At September 30, 2024, past due LHFI still accruing interest totaled $55.2 million or 0.30% of total LHFI, compared to $48.4 million or 0.31% of total LHFI at December 31, 2023. Of the total past due LHFI still accruing interest, $15.2 million or 0.08% of total LHFI were loans past due 90 days or more at September 30, 2024, compared to $13.9 million or 0.09% of total LHFI at December 31, 2023.

Troubled Loan Modifications

As of September 30, 2024 and 2023, we had TLMs of $24.5 million and $29.4 million, respectively. There were no unfunded commitments on loans modified and designated as TLMs for September 30, 2024. As of September 30, 2023, there was $1.5 million of unfunded commitments on loans modified and designated as TLMs since January 1, 2023.

Net Charge-offs

For the third quarter of 2024, net charge-offs were $0.7 million or 0.01% of total average LHFI on an annualized basis, compared to net charge-offs of $0.3 million or 0.01% for the same quarter last year. For the nine months ended September 30, 2024, net charge-offs were $7.3 million or 0.06% of total average LHFI on an annualized basis, compared to net charge-offs of $6.4 million or 0.06% as of September 30, 2023.

Provision for Credit Losses

We recorded a provision for credit losses of $2.6 million for the third quarter of 2024, a decrease of $2.4 million compared to the provision for credit losses of $5.0 million recorded during the same quarter of 2023. The provision for credit losses for the third quarter of 2024 reflected a provision of $3.2 million for loan losses and a $0.6 million release in provision for unfunded commitments. For the nine months ended September 30, 2024, we recorded a provision for credit losses of $32.6 million, an increase of $9.7 million compared to provision for credit losses of $22.9 million for the nine months ended September 30, 2023. The provision for credit losses for the first nine months of 2024 reflected a provision of $31.9 million for loan losses and a $0.7 million provision for unfunded commitments. Included in the provision for credit losses for the second quarter of 2024 was $13.2 million of initial provision expense on non-PCD loans and $1.4 million on unfunded commitments, each acquired from American National.

Allowance for Credit Losses

At September 30, 2024, the ACL was $177.6 million and included an ALLL of $160.7 million and a reserve for unfunded commitments of $16.9 million. The ACL at September 30, 2024 increased $29.2 million from December 31, 2023, primarily due to the initial ACL recorded in the American National acquisition, as well as loan growth in 2024 and the impact of continued uncertainty in the economic outlook on certain commercial portfolios.

The following table summarizes the ACL as of the periods ended (dollars in thousands):

	September 30,	December 31,
	2024	2023
Total ALLL	$160,685	$132,182
Total Reserve for Unfunded Commitments	16,943	16,269
Total ACL	$177,628	$148,451

ALLL / total LHFI	0.88%	0.85%
ACL / total LHFI	0.97%	0.95%

The following table summarizes net charge-off activity by loan segment for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended			Nine Months Ended
	2024			2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(1,642)	$(1,077)	$(2,719)	$(8,675)	$(3,026)	$(11,701)
Recoveries	1,292	761	2,053	2,881	1,496	4,377
Net charge-offs	$(350)	$(316)	$(666)	$(5,794)	$(1,530)	$(7,324)
Net charge-offs to average loans(1)	0.01%	0.05%	0.01%	0.05%	0.09%	0.06%

	Three Months Ended			Nine Months Ended
	2023			2023
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(788)	$(841)	$(1,629)	$(7,589)	$(2,368)	$(9,957)
Recoveries	878	457	1,335	1,911	1,626	3,537
Net charge-offs	$90	$(384)	$(294)	$(5,678)	$(742)	$(6,420)
Net charge-offs to average loans(1)	0.00%	0.07%	0.01%	0.06%	0.04%	0.06%

(1) Annualized

The following table summarizes the ALLL activity by loan segment and the percentage of the loans portfolio that the related ALLL covers as of the quarters ended (dollars in thousands):

	September 30, 2024			December 31, 2023
	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL	$132,720	$27,965	$160,685	$105,896	$26,286	$132,182
Loan %(1)	86.5%	13.5%	100.0%	85.3%	14.7%	100.0%
ALLL to total LHFI	0.84%	1.13%	0.88%	0.79%	1.14%	0.85%

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

DEPOSITS

As of September 30, 2024, our total deposits were $20.3 billion, an increase of $3.5 billion or 20.7% from December 31, 2023, primarily driven by the increase in deposits from the acquisition of American National. Total interest-bearing deposits consisted of interest checking accounts, money market, savings, time deposits, and brokered deposits. Our total time deposit balances with customers totaled $4.0 billion and accounted for 27.4% of total interest-bearing customer deposits at September 30, 2024, compared to $2.8 billion and 23.1% at December 31, 2023. We expect to continue to use purchased brokered deposits as part of our overall liquidity management strategy, on an as needed basis, which are generally purchased through nationally recognized networks. At September 30, 2024, our brokered deposits totaled $1.4 billion, a $869.9 million increase from December 31, 2023.

The following table presents the deposit balances, including brokered deposits, by major category as of the quarters ended (dollars in thousands):

	September 30, 2024		December 31, 2023
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Interest checking accounts	$5,208,794	25.7%	$4,697,819	27.9%
Money market accounts	4,250,763	20.9%	3,850,679	22.9%
Savings accounts	1,037,229	5.1%	909,223	5.4%
Customer time deposits of $250,000 and over	1,160,262	5.7%	674,939	4.0%
Other customer time deposits	2,807,077	13.8%	2,173,904	12.9%
Time Deposits	3,967,339	19.5%	2,848,843	16.9%
Total interest-bearing customer deposits	14,464,125	71.2%	12,306,564	73.1%
Brokered deposits	1,418,253	7.0%	548,384	3.3%
Total interest-bearing deposits	$15,882,378	78.2%	$12,854,948	76.4%
Demand deposits	4,422,909	21.8%	3,963,181	23.6%
Total Deposits (1)	$20,305,287	100.0%	$16,818,129	100.0%

(1) Includes estimated uninsured deposits of $6.5 billion and $5.8 billion as of September 30, 2024 and December 31, 2023, respectively, and collateralized deposits of $956.1 million and $861.6 million as of September 30, 2024 and December 31, 2023, respectively.

Maturities of time deposits in excess of FDIC insurance limits were as follows for the quarters ended (dollars in thousands):

	September 30, 2024	December 31, 2023
3 Months or Less	$117,702	$141,146
Over 3 Months through 6 Months	209,535	62,006
Over 6 Months through 12 Months	123,466	32,672
Over 12 Months	53,171	43,865
Total	$503,874	$279,689

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

The table summarizes our regulatory capital and related ratios as of the periods ended (2) (dollars in thousands):

	September 30,	December 31,	September 30,
	2024	2023	2023
Common equity Tier 1 capital	2,026,505	$ 1,790,183	$ 1,761,437
Tier 1 capital	2,192,861	1,956,539	1,927,793
Tier 2 capital	573,299	508,279	500,456
Total risk-based capital	2,766,161	2,464,818	2,428,249
Risk-weighted assets	20,743,851	18,187,785	17,723,191
Capital ratios:
Common equity Tier 1 capital ratio	9.77%	9.84%	9.94%
Tier 1 capital ratio	10.57%	10.76%	10.88%
Total capital ratio	13.33%	13.55%	13.70%
Leverage ratio (Tier 1 capital to average assets)	9.27%	9.63%	9.62%
Capital conservation buffer ratio (1)	4.57%	4.76%	4.88%
Common equity to total assets	12.16%	11.29%	10.72%
Tangible common equity to tangible assets (+)	7.29%	7.15%	6.45%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(2) All ratios and amounts at September 30, 2024 are estimates and subject to change pending the filing of our FR Y9-C. All other periods are presented as filed.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest Income (FTE)
Interest and dividend income (GAAP)	$324,528	$247,159	$908,330	$694,952
FTE adjustment	3,899	3,744	11,436	11,198
Interest and dividend income (FTE) (non-GAAP)	$328,427	$250,903	$919,766	$706,150
Average earning assets	$21,983,946	$18,462,505	$21,003,082	$18,264,957
Yield on interest-earning assets (GAAP)	5.87%	5.31%	5.78%	5.09%
Yield on interest-earning assets (FTE) (non-GAAP)	5.94%	5.39%	5.85%	5.17%
Net Interest Income (FTE)
Net interest income (GAAP)	$182,932	$151,941	$515,290	$457,469
FTE adjustment	3,899	3,744	11,436	11,198
Net interest income (FTE) (non-GAAP)	$186,831	$155,685	$526,726	$468,667
Noninterest income (GAAP)	34,286	27,094	83,651	60,918
Total revenue (FTE) (non-GAAP)	$221,117	$182,779	$610,377	$529,585
Average earning assets	$21,983,946	$18,462,505	$21,003,082	$18,264,957
Net interest margin (GAAP)	3.31%	3.27%	3.28%	3.35%
Net interest margin (FTE) (non-GAAP)	3.38%	3.35%	3.35%	3.43%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	Three Months Ended
	September 30,	December 31,	September 30,
	2024	2023	2023
Tangible Assets
Ending Assets (GAAP)	$24,803,723	$21,166,197	$20,736,236
Less: Ending goodwill	1,212,710	925,211	925,211
Less: Ending amortizable intangibles	90,176	19,183	21,277
Ending tangible assets (non-GAAP)	$23,500,837	$20,221,803	$19,789,748
Tangible Common Equity
Ending Equity (GAAP)	$3,182,416	$2,556,327	$2,388,801
Less: Ending goodwill	1,212,710	925,211	925,211
Less: Ending amortizable intangibles	90,176	19,183	21,277
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$1,713,173	$1,445,576	$1,275,956
Average equity (GAAP)	$3,112,509	$2,430,711	$2,446,902
Less: Average goodwill	1,209,590	925,211	925,211
Less: Average amortizable intangibles	93,001	20,192	22,342
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$1,643,562	$1,318,952	$1,332,993
Common equity to total assets (GAAP)	12.16%	11.29%	10.72%
Tangible common equity to tangible assets (non-GAAP)	7.29%	7.15%	6.45%
Book value per common share (GAAP)	$33.85	$32.06	$29.82

Adjusted operating measures exclude, as applicable, merger-related costs, strategic cost saving initiatives (principally composed of severance charges related to headcount reductions and charges for exiting leases), FDIC special assessments, legal reserves associated with our previously disclosed settlement with the CFPB, deferred tax asset write-down, gain (loss) on sale of securities, and gain on sale-leaseback transaction. We believe these non-GAAP adjusted measures provide investors with important information about the continuing economic results of our operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Adjusted Operating Earnings & EPS
Net income (GAAP)	$76,415	$54,017	$151,346	$144,911
Plus: Merger-related costs, net of tax	1,085	1,965	26,884	1,965
Plus: Strategic cost saving initiatives, net of tax	—	6,851	—	9,959
Plus: FDIC special assessment, net of tax	—	—	664	—
Plus: Legal reserves, net of tax	—	—	—	3,950
Plus: Deferred tax asset write-down	—	—	4,774	—
Less: Gain (loss) on sale of securities, net of tax	3	(21,799)	(5,143)	(32,384)
Less: Gain on sale-leaseback transaction, net of tax	—	21,883	—	21,883
Adjusted operating earnings (non-GAAP)	$77,497	$62,749	$188,811	$171,286
Less: Dividends on preferred stock	2,967	2,967	8,901	8,901
Adjusted operating earnings available to common shareholders (non-GAAP)	$74,530	$59,782	$179,910	$162,385

Weighted average common shares outstanding, diluted	89,780,531	74,999,128	84,933,213	74,943,999
Earnings per common share, diluted (GAAP)	$0.82	$0.68	$1.68	$1.81
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.83	$0.80	$2.12	$2.17

Adjusted operating noninterest expense excludes, as applicable, expenses related to the amortization of intangible assets, merger-related costs, FDIC special assessments, strategic cost saving initiatives (principally composed of severance charges related to headcount reductions and charges for exiting leases), and legal reserves associated with our previously disclosed settlement with the CFPB. Adjusted operating noninterest income excludes gain (loss) on sale of securities and gain on sale-leaseback transaction. These measures are similar to the measures we use when analyzing corporate performance and are also similar to the measure used for incentive compensation. We believe this adjusted measure provides investors with important information about the continuing economic results of our operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$122,582	$108,508	$377,859	$322,442
Less: Amortization of intangible assets	5,804	2,193	13,693	6,687
Less: Merger-related costs	1,353	1,993	33,005	1,993
Less: FDIC special assessment	—	—	840	—
Less: Strategic cost saving initiatives	—	8,672	—	12,607
Less: Legal reserves	—	—	—	5,000
Adjusted operating noninterest expense (non-GAAP)	$115,425	$95,650	$330,321	$296,155
Noninterest income (GAAP)	$34,286	$27,094	$83,651	$60,918
Less: Gain (loss) on sale of securities	4	(27,594)	(6,510)	(40,992)
Less: Gain on sale-leaseback transaction	—	27,700	—	27,700
Adjusted operating noninterest income (non-GAAP)	$34,282	$26,988	$90,161	$74,210

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

The following table represents the interest rate sensitivity on our net interest income across the rate paths modeled for balances as of the quarterly periods ended:

	Change In Net Interest Income
	September 30,	December 31,	September 30,
	2024	2023	2023
	%	%	%
Change in Yield Curve:
+300 bps	10.61	4.41	7.26
+200 bps	7.44	3.20	4.97
+100 bps	3.95	1.79	2.66
Most likely rate scenario	—	—	—
-100 bps	(3.09)	(1.68)	(1.64)
-200 bps	(7.31)	(3.92)	(5.48)
-300 bps	(12.86)	(7.62)	(9.72)

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

From a net interest income perspective, we were more asset sensitive as of September 30, 2024 compared to our positions as of December 31, 2023 and September 30, 2023. This shift is due, in part, to the changing market characteristics of certain loan and deposit products and, in part, due to various other balance sheet strategies. We expect net interest income to increase with an immediate increase or shock in market rates. In a decreasing interest rate environment, we would expect a decline in net interest income as interest-earning assets re-price more quickly than interest-bearing deposits.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances as of the periods ended:

	Change In Economic Value of Equity
	September 30,	December 31,	September 30,
	2024	2023	2023
	%	%	%
Change in Yield Curve:
+300 basis points	(6.61)	(8.11)	(8.54)
+200 basis points	(4.36)	(5.36)	(5.89)
+100 basis points	(2.17)	(2.53)	(3.06)
Most likely rate scenario	—	—	—
-100 basis points	1.28	2.34	2.94
-200 basis points	0.12	3.07	3.38
-300 basis points	(3.05)	0.76	2.25

As of September 30, 2024, our economic value of equity is generally less liability sensitive in a rising interest rate environment compared to our positions as of December 31, 2023 and September 30, 2023, primarily due to the composition of our Consolidated Balance Sheets and also due to the pricing characteristics and assumptions of certain deposits. A decrease in interest rates may have an adverse impact if our asset yields reprice faster than our deposits or if we are not able to reduce our deposit rates in a declining rate scenario.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2024, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K.

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

Risks Related to the Proposed Merger with Sandy Spring

The dilution caused by the issuance of shares of our common stock in connection with the merger may adversely affect the market price of our common stock.

We expect to issue approximately 41 million shares of our common stock as Merger Consideration to Sandy Spring stockholders, and assuming full physical settlement, we expect to issue 11,338,028 shares of our common stock pursuant to the Forward Sale Agreement. The dilution caused by the issuance of the new shares of our common stock may result in fluctuations in the market price of our common stock, including a stock price decrease.

Combining the Company and Sandy Spring may be more difficult, costly or time consuming than expected and the combined company may fail to realize the anticipated benefits and cost savings of the merger.

Upon consummation of the transactions contemplated by the merger agreement, we will begin the process of integrating Sandy Spring. A successful integration of its business with ours will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures, to eliminate redundancies and to realize the anticipated cost savings. If we and Sandy Spring are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses. We may not be able to combine our business with the business of Sandy Spring without encountering difficulties that could adversely affect our ability to maintain relationships with existing clients, customers, depositors and employees, such as:

●	the loss of key employees;
●	the disruption of operations and business;
●	inability to maintain and increase competitive presence;
●	loan and deposit attrition, customer loss and revenue loss;
●	additional costs or unexpected problems with operations, personnel, technology and credit;
●	inconsistencies in standards, controls, procedures and policies; and/or
●	problems with the assimilation of new operations, systems, sites or personnel, which could divert resources from regular banking operations.

Any disruption to the businesses could cause customers to remove their accounts and move their business to a competing financial institution. Integration efforts between the two companies may also divert management attention and resources. Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of Sandy Spring.

Further, we entered into the merger agreement to acquire Sandy Spring with the expectation that the acquisition will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of the transactions contemplated by the merger agreement is subject to a number of uncertainties, including whether we integrate Sandy Spring in an efficient, effective and timely manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of our common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, upon consummation of the transactions contemplated by the merger agreement, we will make fair value estimates of certain assets and liabilities in recording the acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

We and Sandy Spring have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business, inability to maintain and increase competitive presence, additional costs or unexpected problems with operations, personnel, technology and credit, or inconsistencies in standards, controls, procedures and policies that adversely affect each company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts may also divert management attention during this transition period and for an undetermined period after completion of the merger, which may have an adverse effect on the combined company.

We and Sandy Spring have, and the combined company following the merger will, incur significant transaction and merger-related costs in connection with the transactions contemplated by the merger agreement.

We and Sandy Spring have incurred and expect to incur significant non-recurring costs associated with combining the operations of Sandy Spring with our operations. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employment-related costs, public company filing fees and other regulatory fees, printing costs and other related costs. We have begun collecting information to formulate detailed integration plans to deliver anticipated cost savings. Additional unanticipated costs may be incurred in the integration of our business with the business of Sandy Spring, and there are many factors beyond our or Sandy Spring’s control that could affect the total amount or timing of integration costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Whether or not the merger is consummated, we, Sandy Spring and the combined company will incur substantial expenses in pursuing the merger and this may adversely impact our and the combined company’s earnings. Completion of the transactions contemplated by the merger agreement will be conditioned upon customary closing conditions, including the receipt of required governmental authorizations, consents, orders and approvals, including approval by certain federal banking regulators, and required approvals from our shareholders and Sandy Spring stockholders. We and Sandy Spring intend to pursue all required approvals in accordance with the merger agreement. However, there can be no assurance that such approvals will be obtained without additional cost, on the anticipated timeframe, or at all. Completion of the transactions contemplated by the merger agreement will be conditioned upon customary closing conditions, including the receipt of required governmental authorizations, consents, orders, and approvals, including approval by certain federal banking regulators, and required approvals from our shareholders and Sandy Spring stockholders.

Regulatory approvals for the merger and/or related subsidiary bank merger may not be received, may take longer than expected or may impose conditions that are not currently anticipated, cannot be met, or that could have an adverse effect on the combined company following the merger and/or related subsidiary bank merger.

Before the proposed merger and related subsidiary bank merger may be completed, various approvals, consents and non-objections must be obtained from bank regulatory authorities, including the Federal Reserve. In determining whether to grant these approvals, regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in any party’s regulatory standing or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political or regulatory environment generally, including as a result of changes of the U.S. executive administration, or Congressional leadership and regulatory agency leadership.

Even if the approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions or that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were completed successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the merger. The completion of the merger is conditioned on the receipt of the requisite regulatory approvals without the imposition of any materially burdensome regulatory condition and the expiration of all statutory waiting periods. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees issued by any court or any governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of the merger, the related subsidiary bank merger or any of the other transactions contemplated by the merger agreement.

Despite the parties’ expected commitment to use their reasonable best efforts to respond to any request for information and resolve any objection that may be asserted by any governmental entity with respect to the merger agreement, neither party is required under the terms of the merger agreement to take any action, commit to take any action, or agree to any condition or restriction in connection with obtaining these approvals, that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the proposed merger (measured on a scale relative only to the size of Sandy Spring and its subsidiaries, taken as a whole (without the Company and its subsidiaries)).

The merger agreement may be terminated in accordance with its terms and the merger may not be completed. Such failure to complete the transactions contemplated by the merger agreement could cause our results to be adversely affected, our stock price to decline or have a material and adverse effect on our stock price and results of operations.

If the transactions contemplated by the merger agreement, including the merger, are not completed for any reason, including as a result of our shareholders failing to approve the merger agreement or the issuance of the shares of our common stock constituting the Merger Consideration (the “Share Issuance”) or Sandy Spring stockholders failing to approve the merger agreement, there may be various adverse consequences, and we and/or Sandy Spring may experience negative reactions from the financial markets and from our respective customers and employees. For example, either party’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of its management on the merger, without realizing any of the anticipated benefits of completing the merger. Moreover, our stock price may decline because costs related to such transactions, such as legal, accounting and financial advisory fees, must be paid even if such transactions, including the merger, are not completed. Moreover, we may be required to pay a termination fee of $56.0 million to Sandy Spring upon a termination of the merger agreement in certain circumstances. In addition, if the transactions contemplated by the merger agreement are not completed, whether because of our failure to receive required regulatory approvals in a timely fashion or because one of the parties has breached its obligations in a way that permits Sandy Spring to terminate the merger agreement, or for any other reason, our stock price may decline to the extent that the current market price reflects a market assumption that the merger will be beneficial and will be completed. We and/or Sandy Spring also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against either company to perform our obligations under the merger agreement.

The market price for our common stock following the closing of the transactions contemplated by the merger agreement may be affected by factors different from those that historically have affected or currently affect our common stock and Sandy Spring common stock.

Subject to the terms and conditions of the merger agreement, upon completion of the merger, holders of shares of Sandy Spring common stock will receive shares of our common stock as Merger Consideration. The combined company’s business and financial position will differ from our and Sandy Spring’s respective businesses and financial positions before the completion of the merger and, accordingly, the results of operations of the combined company will be affected by some factors that are different from those currently affecting our results of operations and those currently affecting the results of operations of Sandy Spring. Accordingly, the market price and performance of our common stock is likely to be different from the performance of our common stock in the absence of the merger. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

Upon completion of the transactions contemplated by the merger agreement, we will be subject to the risks related to Sandy Spring’s business, including its commercial real estate loan portfolio.

Upon completion of the transactions contemplated by the merger agreement, we will be subject to risks related to Sandy Spring’s business and take on its loans, investments and other obligations. This will increase our credit risk and, if such obligations are not repaid or losses are incurred on such obligations, there could be material and adverse effects on our business. Additionally, where our businesses overlap, any risks we face may be increased due to the transactions contemplated by the merger agreement. For example, we and Sandy Spring each have significant credit exposure in commercial real estate. At September 30, 2024, Sandy Spring’s commercial real estate loan portfolio totaled $7.9 billion, or 68% of its total loan portfolio, which includes $1.7 billion of commercial owner-occupied real estate loans. A large concentration of commercial real estate loans in the combined company involves additional risks because the value of real estate can fluctuate significantly in a short period of time as a result of market conditions in any of the geographic bank markets in which such real estate is located, as well as because funds for acquisition, development and construction loans (“AD&C loans”) are advanced based on estimates of costs and the estimated value of the completed project and therefore have a greater risk of default in a weaker economy. Construction projects require prudent underwriting, including determination of a borrower’s ability to complete the project, while staying within budget and on time in accordance with construction plans. Economic events, supply chain issues, labor market disruptions, and other factors outside the control of Sandy Spring and our control, or that of the borrowers, could negatively impact the future cash flow and market values of affected properties. At, or shortly after, the completion of the transactions contemplated by the merger agreement, we and/or Sandy Spring expect to sell approximately $2.0 billion of the commercial real estate loans originally issued by Sandy Spring Bank and/or Atlantic Union Bank to one or more unrelated third parties after a bidding process. When complete, it is expected that the sale would reduce the combined company’s commercial real estate concentration, improve its loan/deposit liquidity profile, and bring the capital ratios of the newly combined entity closer in line with those we maintain pre-merger. However, there is no assurance that we or Sandy Spring will be able to find a prospective purchaser before the consummation of the merger or sell the loans at a price or other terms acceptable to us. Integrating Sandy Spring’s commercial real estate loans to our existing portfolio may exacerbate the existing risks we already undertake with our own portfolio comprised meaningfully of commercial real estate loans, as described in our 2023 10-K under “Item 1A. Risk Factors—We have significant credit exposure in commercial real estate, which may expose us to additional credit risks, and may adversely affect our business, financial condition, and results of operations,” and may result in new ones.

As a result of the transactions contemplated by the merger agreement and our acquisition of Sandy Spring, we will record goodwill in connection with such acquisition, and if it becomes impaired, our earnings could be significantly impacted.

Under current accounting methods, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis and more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. In connection with our acquisition of Sandy Spring, we will record goodwill in the fair value amount of such acquisition. Although we do not anticipate impairment charges, if we conclude that some portion of such goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded against earnings.

A goodwill impairment charge could be caused by a decline in our stock price or the occurrence of a triggering event that compounds negative financial results. Further, because a large portion of Sandy Spring’s portfolio is secured by commercial real estate loans, if such portfolio were to be seen as less valuable in a deteriorating real estate market, or if we and/or Sandy Spring were to sell a portion of Sandy Spring’s commercial real estate loans at a less favorable price following the acquisition, we may be required to record an impairment on our acquisition of Sandy Spring. Therefore, following the transactions contemplated by the merger agreement, including the merger, and our recording of goodwill in connection therewith, if such goodwill becomes impaired, our earnings could be significantly and adversely affected.

The future results of the combined company following the merger may suffer if the combined company does not effectively manage its expanded operations.

Following the merger, the size of the business of the combined company will increase significantly beyond the current size of either our or Sandy Spring’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business.

Both Atlantic Union Bank and Sandy Spring Bank are regulated and supervised by the Federal Reserve as well as the CFPB. In addition, at the state level, Atlantic Union Bank is chartered by the Commonwealth of Virginia and is supervised and regularly examined by the Bureau of Financial Institutions, a division of the Virginia State Corporation Commission while Sandy Spring Bank is a state-chartered bank and trust company subject to supervision by the Office of Financial Regulation, part of the Maryland Department of Labor. The laws, regulations and regulatory guidance applicable to both banks will therefore differ in ways that may affect the operations of the combined company. Additionally, the internal policies of Atlantic Union Bank and Sandy Spring Bank with regards to their investment portfolios may differ on factors such as hold limits per bond issuer, life of the bond, or credit risk appetite. As a result, there are assets on the balance sheet of Sandy Spring Bank that the bank subsidiary of the combined company is not expected to hold, whether based on differences in regulatory oversight or internal policies, and we may dispose of such assets contemporaneous or subsequent to the closing of the merger. The disposition of certain assets in a high-interest rate environment, such as we have in the past experienced, are currently experiencing and may experience again in the future, could result in a sale of assets at a market price that is different than the estimated book value of such assets and impact regulatory capital ratios at the time of the closing of the merger. Further, we may replace such disposed assets with lower-yielding investments, any of which could impact our future earnings and return on equity.

There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings or other benefits currently anticipated from the merger.

We and Sandy Spring will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, customers (including depositors and borrowers), suppliers and vendors may have an adverse effect on us and Sandy Spring. These uncertainties may impair our and Sandy Spring’s ability to attract, retain and motivate key personnel and customers (including depositors and borrowers) until the merger is completed, as such personnel and customers may experience uncertainty about their future roles and relationships following the completion of the merger. Additionally, these uncertainties could cause customers and others that deal with us or Sandy Spring to seek to change existing business relationships with us or Sandy Spring or fail to extend an existing relationship with us or Sandy Spring, as applicable. Competitors may target each party’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

In addition, subject to certain exceptions, we and Sandy Spring have agreed to operate our respective businesses in the ordinary course consistent with past practice in all material respects before closing, and we and Sandy Spring have agreed not to take certain actions, which could cause us or Sandy Spring to be unable to pursue other beneficial opportunities that may arise before the completion of the merger.

Shareholder litigation could prevent or delay the completion of the merger or otherwise negatively impact our business, financial condition and results of operations.

Shareholders of Atlantic Union and/or stockholders of Sandy Spring may file lawsuits against the Company, Sandy Spring and/or the directors and officers of either company in connection with the merger. One of the conditions to the closing is that no law, order, injunction or decree issued by any court or governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of the merger, the subsidiary bank merger, or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Company or Sandy Spring from completing the merger, the subsidiary bank merger, or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to either party, including any cost associated with the indemnification of its directors and officers. We and Sandy Spring may incur costs relating to the defense or settlement of any shareholder lawsuits filed in connection with the merger. Shareholder lawsuits may divert management attention from management of each company’s business or operations. Such litigation could have an adverse effect on such party’s business, financial condition and results of operations and could prevent or delay the completion of the merger.

The merger will not be completed unless important conditions are satisfied or waived, including approval of the merger agreement by our shareholders and Sandy Spring stockholders and approval of the Share Issuance by our shareholders.

Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger. If the conditions are not satisfied or, subject to applicable law, waived, the merger will not occur or will be delayed and each of Sandy Spring and us may lose some or all of the intended benefits of the merger.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

As of September 30, 2024, we did not have an authorized share repurchase program in effect.

The following information describes our common stock repurchases for the three months ended September 30, 2024:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
July 1 - July 31, 2024	1,166	34.53	—	—
August 1 - August 31, 2024	424	39.27	—	—
September 1 - September 30, 2024	1,303	38.20	—	—
Total	2,893	36.88	—	—

_________________________________________

(1) For the three months ended September 30, 2024, 2,893 shares were withheld upon vesting of restricted shares granted to our employees in order to satisfy tax withholding obligations.

ITEM 5 – OTHER INFORMATION

Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report and this list includes the Exhibit Index:

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of October 21, 2024, between Atlantic Union Bankshares Corporation and Sandy Spring Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 21, 2024).*

3.1

Amended and Restated Articles of Incorporation of Atlantic Union Bankshares Corporation, effective May 7, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 7, 2020).

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

10.1

Support Agreement, dated as of October 21, 2024, by and between Atlantic Union Bankshares Corporation and each of the stockholders of Sandy Spring Bancorp, Inc. listed on the signature pages therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 21, 2024).

10.2

Forward Sale Agreement, dated as of October 21, 2024, between Atlantic Union Bankshares Corporation and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 21, 2024).

10.3

Additional Forward Sale Agreement, dated as of October 21, 2024, between Atlantic Union Bankshares Corporation and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 22, 2024).

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

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended September 30, 2024 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

*

Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Union Bankshares Corporation

(Registrant)

Date: November 5, 2024	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: November 5, 2024	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)