Form 10-K
period 2024-12-31
Atlantic Union Bankshares Corp
filed 2025-02-27
CIK 883948

fv

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2024 was approximately $2,918,606,014 based on the closing share price on that date of $32.85 per share.

The number of shares of common stock outstanding as of February 20, 2025 was 89,826,664.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-K

In this Form 10-K, except as otherwise indicated or the context suggests otherwise, references to the “Company” refers to Atlantic Union Bankshares Corporation, a Virginia corporation, and the terms “we”, “us” and “our” refer to the Company and its direct and indirect subsidiaries, including Atlantic Union Bank, which we refer to as the “Bank.” The “Federal Reserve” refers to the Board of Governor of the Federal Reserve System, our primary federal regulator.

“Our common stock” refers to the Company’s common stock, par value $1.33 per share, and the term “depositary shares” means the Company’s depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share). “Series A preferred stock” refers to the Company’s 6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share.

The Company entered into an Agreement and Plan of Merger on October 21, 2024 with Sandy Spring Bancorp, Inc., which we refer to as the “merger agreement,” pursuant to which the Company will acquire Sandy Spring Bancorp, Inc., which we refer to as “Sandy Spring.”

“American National” refers to American National Bankshares Inc., which we acquired on April 1, 2024,

pursuant to the Agreement and Plan of Merger dated July 24, 2023, by and between the Company and American National, which we refer to as the “American National merger agreement.”

The “Forward Sale Agreements” refers to the forward sale agreements between the Company and Morgan Stanley & Co. LLC, as forward purchaser (the “Forward Purchaser”), each dated as of October 21, 2024, in connection with which the Forward Purchaser or its affiliate borrowed from third parties an aggregate of 11,338,028 shares of our common stock for sale in a registered public offering.

Glossary of Acronyms

Glossary of Acronyms and Defined Terms
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALLL	–	Allowance for loan and lease losses, a component of the ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
BHCA	–	Bank Holding Company Act of 1956, as amended
BOLI	–	Bank-owned life insurance
bps	–	Basis points
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
CRA	–	Community Reinvestment Act of 1977
CRE	–	Commercial real estate
DHFB	–	Dixon, Hubard, Feinour & Brown, Inc.
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FOMC	–	Federal Open Market Committee
FTE	–	Fully taxable equivalent
GAAP	–	Accounting principles generally accepted in the United States
HTM	–	Held to maturity
LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
MBS	–	Mortgage-Backed Securities
NPA	–	Nonperforming assets
NYSE	–	New York Stock Exchange
PCD	–	Purchased credit deteriorated
SBA	–	Small Business Administration
SEC	–	U.S. Securities and Exchange Commission
SOFR	–	Secured Overnight Financing Rate
TLM	–	Troubled loan modification

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding the expectations and benefits of our proposed merger with Sandy Spring; statements regarding the Forward Sale Agreements and transactions related thereto; statements regarding our expectations with regard to the benefits of the American National acquisition; statements regarding our future ability to recognize the benefits of certain tax assets; statements regarding our business, financial and operating results, including our deposit base and funding; the impact of future economic conditions, anticipated changes in the interest rate environment and the related impacts on our net interest margin, changes in economic conditions; management’s beliefs regarding our liquidity, capital resources, asset quality, CRE loan portfolio, and our customer relationships; and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “seek to,” “potential,” “continue,” “confidence,” or words of similar meaning or other statements concerning opinions or judgment of the Company and our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

●	market interest rates and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs, and our loan and securities portfolios;
●	inflation and its impacts on economic growth and customer and client behavior;
●	volatility in the financial services sector, including failures or rumors of failures of other depository institutions, along with actions taken by governmental agencies to address such turmoil, and the effects on the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
●	the sufficiency of liquidity and changes in our capital position;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which we operate and which our loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth;
●	the failure to close our proposed merger with Sandy Spring when expected or at all because conditions to closing are not satisfied on a timely basis or at all;
●	the occurrence of any event, change or other circumstances that could give rise to the right of the Company or Sandy Spring to terminate the merger agreement;
●	risks related to Sandy Spring’s business to which we will be subject after closing, including its CRE portfolio;
●	any change in the purchase accounting assumptions regarding the Sandy Spring assets to be acquired and liabilities to be assumed used to determine the fair value and credit marks;
●	the proposed merger with Sandy Spring may be more expensive or take longer to complete than anticipated, including as a result of unexpected factors or events;
●	the diversion of management’s attention from ongoing business operations and opportunities due to the proposed merger with Sandy Spring;
●	the dilutive effect of shares of our common stock to be issued in connection with the proposed merger with Sandy Spring or pursuant to the Forward Sale Agreements;
●	changes in the Company’s or Sandy Spring’s share price before closing;
●	the impact of purchase accounting with respect to the American National acquisition, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine the fair value and credit marks;
●	the possibility that the anticipated benefits of the proposed merger with Sandy Spring or the American National acquisition, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the companies or as a result of the strength of the economy, competitive factors in the areas where we do business, or as a result of other unexpected factors or events;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed merger with Sandy Spring or the American National acquisition;
●	monetary, fiscal and regulatory policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve and tariffs;
●	the quality or composition of our loan or investment portfolios and changes in these portfolios;
●	demand for loan products and financial services in our market areas;
●	our ability to manage our growth or implement our growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	our ability to identify, recruit and retain key employees;
●	real estate values in our lending area;
●	changes in accounting principles, standards, rules, and interpretations, and the related impact on our financial statements;
●	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by changing economic conditions, credit concentrations, inflation, changing interest rates, or other factors;
●	concentrations of loans secured by real estate, particularly CRE;
●	the effectiveness of our credit processes and management of our credit risk;
●	our ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	operational, technological, cultural, regulatory, legal, credit, and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash consideration;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as pandemics), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of our borrowers to satisfy their obligations to us, on the value of collateral securing loans, on the demand for our loans or our other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on our liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of our business operations and on financial markets and economic growth;
●	performance by our counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	the effects of legislative or regulatory changes and requirements, including as part of the regulatory reform agenda of the Trump administration, including changes in federal, state or local tax laws and changes impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	actual or potential claims, damages, and fines related to litigation or government actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
●	any event or development that would cause us to conclude that there was an impairment of any asset, including intangible assets, such as goodwill; and
●	other factors, many of which are beyond our control.

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

Risks Related to Our Pending Merger with Sandy Spring

●	Dilution from the issuance of our shares in the merger may adversely affect the market price of our common stock.
●	Combining the Company and Sandy Spring may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits and cost savings of the merger.
●	We and Sandy Spring have, and the combined company will, incur significant transaction and merger costs.
●	If we fail to close the merger, such failure may materially adversely effect our stock price and results of operations.
●	The market price for our common stock following the closing of the transactions contemplated by the merger agreement may be affected by factors different from those that historically have affected or currently affect our common stock and Sandy Spring common stock.
●	Upon closing the merger, we will be subject to the risks of Sandy Spring’s business, including its CRE portfolio.
●	We will record goodwill in our acquisition of Sandy Spring, and if it becomes impaired, our earnings could be significantly impacted.
●	Our results following the merger may suffer if we do not effectively manage our expanded operations.
●	We will be subject to business uncertainties and contractual restrictions while the merger is pending.
●	Shareholder litigation could prevent or delay the completion of the merger or otherwise negatively impact our business, financial condition and results of operations.

Risks Related to Our Lending Activities

●	Our ACL may be insufficient to absorb credit losses in our loan portfolio.
●	Events that negatively impact the real estate market could hurt our business.
●	Our loan portfolio contains CRE, construction and development loans and commercial and industrial loans, which may expose us to additional credit risks, and may adversely affect our results of operations and financial condition.
●	The loans we make through federal programs are dependent on the federal government’s continuation and support of these programs and on our compliance with program requirements.
●	We use independent appraisals and other valuation techniques in evaluating and monitoring loans secured by real estate and other real estate owned, which may not accurately describe the net value of the asset.
●	If we fail to effectively manage credit risk, our business and financial condition will suffer.
●	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.
●	Nonperforming assets may adversely affect our business, results of operations, and financial condition.
●	Our mortgage revenue is cyclical and sensitive to interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our profits, and we may be required to repurchase mortgage loans or indemnify buyers against losses, which could harm our liquidity, results of operations and financial condition.
●	We are subject to environmental risks.

Risks Related to Our Business, Industry, Markets and Market Interest Rates

●	Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, developments impacting the financial services industry specifically and economic conditions.
●	We may not be able to maintain a strong core deposit base or access other low-cost funding sources.
●	We face substantial competition that could adversely affect our growth and/or operating results.
●	Consumers may decide not to use banks, which could materially adversely effect our financial condition and results.
●	Changes in interest rates could adversely affect our income and cash flows.
●	We may incur losses if asset values decline, including due to changes in interest rates and prepayment speeds.

Risks Related to Our Operations

●	A failure and/or breach of our operating or securities systems or infrastructure, or those of our third-party providers, including because of cyber-attacks, could disrupt our business, result in disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
●	We face information security risks that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.

●	Our business strategy includes continued growth, and our financial condition and results of operation could be negatively affected if we fail to grow or fail to manage our growth effectively.
●	We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute shareholder value.
●	The carrying value of goodwill and other intangible assets may be adversely affected.
●	Our risk-management framework may not be effective in mitigating risks and/or losses.
●	We could be adversely affected if our design, implementation, or use of models in our business is flawed.
●	Failure to keep pace with technological change could adversely affect our business and competitive position, and we may experience operational challenges when implementing new technologies.
●	The implementation of new lines of business or new products and services may subject us to additional risk.
●	Our business could be adversely affected by the operational functions of such counterparties over which we have limited or no control that provide key components of our infrastructure.
●	Our financial condition could be adversely affected if we rely on misleading information.
●	We are subject to losses due to errors, omissions or fraud by our employees, clients, counterparties, or others.
●	If we are unable to attract, retain, develop, and motivate our human capital, our business, results of operations, and prospects could be adversely affected.
●	Our internal controls and procedures may fail or be circumvented, which could have a material adverse effect on our business, financial condition, and results of operation.
●	Our business needs and future growth may require additional capital, which may not be available or may be dilutive.
●	We are or may become involved from time to time to various claims and lawsuits or information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences, including expenses and ultimate exposures that cannot be ascertained.
●	We may not be able to generate sufficient taxable income to fully realize our deferred tax assets.

Risks Related to the Regulatory Environment

●	We are subject to extensive regulation that could limit or restrict our activities, and potential legal, regulatory and policy changes under the new presidential administration could affect the banking industry and the economy.
●	Current and to-be-effective laws and regulations addressing consumer privacy and data use and security could increase our costs and failure to comply could impact our business, financial condition, and reputation.
●	If we fail to maintain sufficient capital, our financial condition, liquidity, and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.
●	New regulations and new approaches to regulation or enforcement by the CFPB could adversely impact us.
●	Any issues with respect to the Bank’s compliance with the Bank Secrecy Act, as amended, and its implementing regulations could result in significant civil penalties and have a material adverse effect on our business strategy.
●	We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties and other sanctions.
●	The Federal Reserve may require us to commit capital resources to support the Bank.

Risks Related to Our Securities

●	Our ability to pay dividends is limited, and we may be unable to pay dividends in the future.
●	The trading volumes in our common stock may not provide adequate liquidity for investors.
●	Future capital needs could result in shareholder dilution and may adversely affect the market price of our securities.
●	Holders of our indebtedness and depositary shares have senior rights to those of our common shareholders.
●	Our governing documents and certain provisions of Virginia law could have an anti-takeover effect.
●	Our stock price may be volatile, which could result in losses to our investors and litigation against us.
●	Settlement provisions in the Forward Sale Agreements could result in substantial dilution to our EPS and return on equity or result in substantial cash payment obligations; and if we become bankrupt or insolvent, the Forward Sale Agreements will terminate, and we would not receive the proceeds from the forward sales.

General Risk Factors

●	Failure to maintain our reputation may materially adversely affect our performance.
●	Changes in accounting standards could impact reported earnings.
●	We are subject to risks associated with climate change and other weather and natural disaster impacts.
●	We are subject to environmental, social and governance risks that could adversely affect our reputation, the trading price of our common stock and/or our business, operations, and earnings.

PART I

ITEM 1. BUSINESS.

GENERAL

Overview

Atlantic Union Bankshares Corporation is a financial holding company and bank holding company organized under the laws of the Commonwealth of Virginia and registered under the BHCA. We are headquartered in Richmond, Virginia and provide a wide range of financial services and products to commercial and retail clients through our wholly owned subsidiary bank, Atlantic Union Bank, a Federal Reserve member bank charted under the laws of the Commonwealth of Virginia.

The Bank is headquartered in Richmond, Virginia and, as of December 31, 2024, operated 129 branches located throughout Virginia and portions of Maryland and North Carolina. In addition, our non-bank financial services affiliates include Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

At December 31, 2024, we had $24.6 billion in assets, $18.5 billion in LHFI (net of deferred fees and costs), $20.4 billion in deposits, and $3.1 billion in stockholders’ equity.

Recent Developments

Acquisition of American National Bankshares Inc.

On April 1, 2024, we completed our merger with American National, the holding company for American National Bank and Trust Company. With the acquisition of American National, we acquired 26 branches, deepening our presence in Central and Western Virginia, and expanding our franchise into contiguous markets in Southern Virginia and in North Carolina.

Pending Merger with Sandy Spring Bancorp, Inc.

On October 21, 2024, we entered into a merger agreement with Sandy Spring, a Maryland corporation. Under the merger agreement, Sandy Spring will merge with and into the Company, with the Company continuing as the surviving entity. Immediately following the merger, Sandy Spring’s wholly owned banking subsidiary, Sandy Spring Bank, will merge with and into the Bank, with the Bank continuing as the surviving bank.

All necessary regulatory and shareholder or stockholder approvals for the merger have been received by the Company and Sandy Spring, as applicable, and the merger is expected to close on April 1, 2025, subject to the satisfaction or waiver of customary closing conditions.

Forward Sale Agreements

On October 21, 2024, in connection with the execution of the merger agreement with respect to Sandy Spring, we entered into an initial forward sale agreement with Morgan Stanley & Co. LLC (the “Forward Purchaser”), relating to an aggregate of 9,859,155 shares of our common stock. On October 21, 2024, we priced the public offering of shares of our common stock in connection with such forward sale agreement and entered into an underwriting agreement with Morgan Stanley & Co. LLC, as representative for the underwriters named therein, the Forward Purchaser and Morgan Stanley & Co. LLC as forward seller (the “Forward Seller”), relating to the registered public offering and sale of 9,859,155 shares of our common stock at a public offering price of $35.50 per share (before underwriting discounts and commissions). The underwriters were granted a 30-day option to purchase up to an additional 1,478,873 shares of our common stock. On October 21, 2024, the underwriters exercised in full their option to purchase the additional 1,478,873 shares of our common stock pursuant to the underwriting agreement and, in connection therewith, we entered into an additional forward sale agreement with the Forward Purchaser relating to 1,478,873 shares of our common stock, on terms substantially similar to those contained in the initial forward sale agreement (such additional forward sale agreement together with the initial forward sale agreement, the “Forward Sale Agreements”).

We did not initially receive any proceeds from the sale of our common stock sold by the Forward Seller to the underwriters named in the underwriting agreement. We expect to physically settle the Forward Sale Agreements (by the delivery of shares of our common stock) and receive proceeds from the sale of those shares of our common stock upon one or more forward settlement dates within approximately 18 months from the date of the Forward Sale Agreements at the then applicable forward sale price. The forward sale price was initially $34.08 per share, which is equal to the public offering price per share, less the underwriting discount per share, and would result in net proceeds (before offering expenses) of approximately $386.4 million to the Company under the Forward Sale Agreements. No physical settlement has occurred through the date of our consolidated financial statements for the year ended December 31, 2024.

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

We have a history of growing through both organic growth and strategic acquisitions, particularly with our four most recent acquisitions—StellarOne Corporation in 2014, Xenith Bankshares, Inc. in 2018, Access National Corporation in 2019, and American National in 2024—which allowed us to meaningfully increase our asset size, enhance our scale and expand our footprint throughout Virginia and into portions of Maryland and North Carolina.

The table below indicates the year each of our predecessor community banks was formed, acquired by us, and merged into what is now Atlantic Union Bank.

	Formed	Acquired	Merged
Union Bank & Trust Company	1902	n/a	2010
Northern Neck State Bank	1909	1993	2010
King George State Bank	1974	1996	1999
Rappahannock National Bank	1902	1998	2010
Bay Community Bank	1999	de novo bank	2008
Guaranty Bank	1981	2004	2004
Prosperity Bank & Trust Company	1986	2006	2008
First Market Bank, FSB	2000	2010	2010
StellarOne Bank	1994	2014	2014
Xenith Bank	1987	2018	2018
Access National Bank	1999	2019	2019
American National Bank and Trust Company	1909	2024	2024

Principal Products and Services

We are a full-service bank offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit, and other depository services, as well as loans for commercial, industrial, residential mortgage, and consumer purposes. We also offer wealth management and trust services to individuals and corporations. In addition, through our wholly owned subsidiaries, we offer equipment financing services, and insurance products. Our customers have access to our products and services in person via our full-service branches and ATMs, and virtually through our mobile and internet banking services. We strive to provide a differentiated customer experience that is authentically human and digital forward.

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

Mortgage Banking. Our mortgage unit, Atlantic Union Home Loans, originates the majority of our residential mortgage loans to borrowers within our branch footprint, largely with the intent to sell such loans into the secondary mortgage markets. We also originate certain mortgage loans to our customers outside our branch footprint with the intent to sell such loans into the secondary mortgage markets.

Equipment Finance. We provide equipment financing to commercial and corporate customers nationwide through Atlantic Union Equipment Finance, Inc., a wholly owned subsidiary of the Bank. Atlantic Union Equipment Finance provides financing for a wide array of equipment types, including marine, tractors, trailers, buses, construction, manufacturing, and medical.

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

Our insurance affiliate, Union Insurance Group, LLC, is a wholly owned subsidiary of the Bank that operates under an agreement with Bankers Insurance LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. Union Insurance Group generates revenue through the sale of various insurance products through Bankers Insurance LLC, including long-term care insurance and business owner policies.

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

Our Wholesale Banking segment provides loan, leasing, and deposit services, as well as treasury management and capital market services to our wholesale customers primarily throughout Virginia, Maryland, North Carolina, and South Carolina. These customers include CRE and commercial and industrial customers. This segment also includes our equipment finance subsidiary, which has nationwide exposure. Our wealth management business also resides in the Wholesale Banking segment.

Our Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes our home loan division and our investment management and advisory services businesses.

EXPANSION AND STRATEGIC ACQUISITIONS AND INVESTMENTS

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

HUMAN CAPITAL RESOURCES

We continuously seek to balance our commitments to our key stakeholders: our teammates, customers, shareholders, regulators, and communities. To accomplish this, it is crucial that we continue to identify, attract and retain talent who desire to enrich the lives of the people and communities that we serve. To facilitate talent attraction and retention, we strive to create an inclusive, safe, and healthy workplace, that provides opportunities for our teammates to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs.

Employee Profile

As of December 31, 2024, we had 2,125 full-time equivalent employees (who we refer to as “teammates”). None of our teammates are represented by a union or covered under a collective bargaining agreement.

As of December 31, 2024, the average tenure of our teammates was 7.5 years.

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

We are committed to cultivating an inclusive and welcoming workplace where teammate and customer perspectives are valued and respected. We also seek to foster a culture of giving back to the communities where our customers live, work, and play. Charitable donations, small business lending, volunteerism, teaching financial literacy and promoting service within our communities are some of the ways we give back.

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

Approximately 65% of our teammates are provided with an incentive opportunity under a formal incentive plan with measurable goals and metrics. All incentive programs have both upside and downside potential and are linked to both individual and company performance. Teammates who are not eligible for an incentive plan are eligible to receive cash profit sharing based on our overall financial performance.

We believe that our teammates are best able to deliver a great customer experience if they feel healthy and secure. We offer a variety of benefit programs that flex to meet the needs of teammates, as we strive for a differentiated and personalized experience and to deliver what is most important to teammates throughout the various stages of their lives and careers. We share in the benefit costs with teammates in a way that supports mutual fiscal responsibility, and we seek to assist our teammates in managing health care costs through programs that focus on wellness improvement and appropriate use of health care services. Our benefits programs include healthcare and insurance benefits, various paid time off programs (inclusive of parental leave for both birth and non-birth parents), a 401(k) Plan that includes both a Company match and Company contributions to an Employee Stock Ownership Plan, flexible work arrangements, Employee Assistance Programs, and tuition expense reimbursements. We also offer a holistic wellbeing program that provides opportunities for teammates to earn financial incentives by participating in wellness activities designed to build and sustain healthy habits.

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

We also provide training opportunities to foster teammate growth and development, enhance teammate skillsets, and prepare teammates to be successful in their roles. For example, we offer specific, targeted training to all new hires. In addition to professional development, role-based, and regulatory/compliance training, we also offer training resources on the following subjects, among others: anti-bribery; anti-money-laundering; information security; leadership; policies/procedures; ethics; product training; technical/systems; and compensation/benefits. We also offer an enterprise development program, Emerge, intended to engage and retain high potential talent and broaden career mobility within and across lines of business. We emphasize succession planning and provide executive development initiatives designed to cultivate the capabilities of our senior-level talent. We also offer an Executive Leadership Acceleration Program that identifies and prepares top-performing leaders for future executive roles, equipping participants with the strategic skills and perspectives needed to succeed in senior leadership positions. Our leadership development efforts are designed to fortify a robust talent pipeline, allow for continuous growth, and support effective leadership transitions.

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

Inclusion and Belonging

We are committed to fostering, cultivating, and preserving a culture of inclusion and belonging that welcomes varied backgrounds and experiences. We believe that the collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities, and talent that our teammates invest in their work represents a significant part of not only our culture, but our reputation and achievement. We strive to foster a culture and workplace that, among other things, is inclusive and welcoming, treats everyone with respect and dignity, promotes people on their merits, and encourages different ways of thinking, ideas, perspective, and values. We have a dedicated teammate council, co-chaired by our Chief Executive Officer and our Chief Human Resources Officer, that is comprised of a cross-functional group of teammates from varied backgrounds and experiences, and that helps manage our efforts to create a more inclusive workplace.

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

We believe our community focused banking framework and philosophy provides us with a competitive advantage, particularly with regard to larger national and regional institutions, allowing us to compete effectively. Additionally, our attention to incorporating digital technology has made it possible for us to provide our customers with electronic, mobile, and internet-based financial solutions, such as online deposit accounts and electronic payment processing. Our deposit market share in Virginia was 6.4% of total bank deposits as of June 30, 2024, based on FDIC deposit data, making us the largest regional bank headquartered in Virginia at that time.

ECONOMY

The economies in our market areas are diverse and include local and federal government, military, agriculture, and manufacturing. Based on Virginia Employment Commission data, the state’s seasonally adjusted unemployment rate was 3.0% as of December 31, 2024 and 2023 and continued to be below the national rate of 4.1% and 3.7%, respectively, at December 31, 2024 and 2023. Based on Bureau of Labor Statistics data, North Carolina’s seasonally adjusted unemployment rate was 3.7% and 3.6%, respectively, at December 31, 2024 and 2023, also below the national rate.

Our operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In late 2024, the Federal Reserve’s interest rate policy shifted as inflationary pressure began to ease and economic growth moderated. Following a period of aggressive rate hikes aimed at curbing inflation in 2022 and 2023, the Federal Reserve lowered rates in late 2024 by 100 bps, compared to 2023, resulting in the current Federal Funds target rate range of 4.25% to 4.50%. The FOMC has noted that it will assess incoming data, the evolving outlook, and the balance of risks and will continue to monitor the implications of incoming information for the economic outlook. In determining future actions with respect to the target rates, the FOMC will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments. Generally, we expect net interest income to decline in a decreasing rate environment given our interest rate risk profile, particularly if our assets reprice faster than our deposits or if we are unable to reduce our deposit rates in a declining rates scenario.

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

SUPERVISION AND REGULATION

We are extensively regulated and supervised under both federal and state laws. The following description describes certain aspects of those regulations that are material to us and is not a complete description of all regulations, or aspects of those regulations, that affect us. To the extent statutory or regulatory provisions or proposals are described in this Form 10-K, the description is qualified in its entirety by reference to the statutory or regulatory provisions or proposals. Proposals to change the laws, regulations, and policies governing the banking industry are frequently raised at both the state and federal levels, and we expect that the Trump administration will seek to implement a regulatory reform agenda that is significantly different than the Biden administration, impacting the rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies. These laws and regulations impose compliance costs and create obligations and, in some cases, reporting obligations, and compliance with these laws, regulations, and obligations may require us to use significant resources.

The likelihood and timing of any changes in laws and regulations and the supervisory environment, and the impact such changes may have on us, are difficult to ascertain. In addition to laws and regulations, bank regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to us. A change in applicable laws, regulations, or regulatory guidance, or in the manner such laws, regulations or regulatory guidance are interpreted by regulatory agencies or courts, may have a material adverse effect on our business, operations, and earnings. Changes in the supervisory environment may also have a material adverse effect on our business, operations, and earnings. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors and customers, the Deposit Insurance Fund and the U.S. banking and financial system rather than shareholders.

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the global financial crisis of 2008, and more recently in light of other factors such as the high-profile bank failures in 2023, stress in the financial markets, technological factors, market changes, and increased scrutiny of proposed bank mergers and acquisitions by federal and state bank regulators. The Trump administration is expected to create further changes, the impact of which is difficult to assess. As described in further detail below, we are subject to additional regulatory requirements because we have over $10 billion in consolidated assets. Regulatory enforcement and fines have also increased across the banking and financial services sector in recent years, including as a result of, among other things, the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”).

We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), both as administered by the SEC, as well as the rules of the NYSE that apply to companies with securities listed on the NYSE.

The Company

General. The Company is registered as a bank holding company with the Federal Reserve under the BHCA and has elected to be a financial holding company. As a financial holding company, we are subject to comprehensive regulation, examination and supervision by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects financial holding companies, such as the Company, to restrictions and qualifications on the types of activities in which they may engage, and to a range of supervisory requirements and activities. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Bureau of Financial Institutions, a division of the Virginia State Corporation Commission.

Permitted Activities. The BHCA generally limits the activities permissible for a bank holding company to the business of banking, managing or controlling banks, and engaging in such other activities that the Federal Reserve determines by regulation or order to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies, such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve), without prior approval of the Federal Reserve. These activities include securities underwriting and dealing, insurance underwriting, and making merchant banking investments.

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

For a financial holding company to start any new activity permitted by the BHCA or to acquire a company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. See below under “The Bank – Community Reinvestment Act.”

The Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions; Changes in Control. The BHCA and related regulations require, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider public or private interests that may not be aligned with those of the Company’s shareholders or non-deposit creditors.

Late in the Biden administration, the standards by which, bank and financial institution acquisitions would be evaluated have been undergoing review and change by the Office of the Comptroller of the Currency (the “OCC”), FDIC, and U.S. Department of Justice (the “DOJ”), but not by the Federal Reserve. These reviews were incorporated into non-binding guidance. Whether and how the guidance might be further changed or interpreted by the Trump administration is uncertain. In September 2024, the OCC and the FDIC finalized a new Policy Statement Regarding Statutory Factors Under the Bank Merger Act and a new FDIC Statement of Policy on Bank Merger Transactions, respectively. These new policy statements outline factors that the OCC and the FDIC will consider when evaluating a proposed bank merger transaction. The Federal Reserve did not release a new merger policy statement.

Also in September 2024, the DOJ withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that apply across all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent market concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. The effect of these changes remains uncertain, but these changes may make it more difficult, costly or otherwise onerous to obtain regulatory approval for an acquisition.

Acquisitions of the Company’s voting stock above certain thresholds are subject to prior regulatory notice or approval under federal banking laws, including the BHCA and the Change in Bank Control Act of 1978, as amended (the “CIBCA”). Under the CIBCA, a person or entity generally obtains non-objection from the Federal Reserve before acquiring the power to vote 10% or more of any class of voting stock, including the Company’s common stock. Investors should be aware of these requirements when acquiring shares in the Company’s stock.

In addition, Virginia law requires the prior approval of the Bureau of Financial Institutions, a division of the Bureau of Financial Institutions, a division of the Virginia State Corporation Commission for (i) the acquisition by a Virginia bank holding company of more than 5% of the voting shares of a Virginia bank or a Virginia bank holding company, or (ii) the acquisition by any other person of control of a Virginia bank holding company or a Virginia bank.

Source of Strength. The Company is statutorily required to act as a source of financial and managerial strength to its subsidiary bank. The Company is expected to commit resources to support the Bank, including times when the Company may not be in a financial position to provide such resources.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Deposit Insurance Fund in the event of a depository institution insolvency, receivership, or default.

Under the Federal Deposit Insurance Act, the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital management, internal controls and information systems, internal audit systems, information systems, data security, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, corporate governance, asset growth and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and characterize compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer or employee, director or principal shareholder. In addition, the federal banking agencies have adopted regulations that authorize but do not require an agency to order an institution that has been given notice by the agency that it is not in compliance with any of the safety and soundness standards to submit a compliance plan. If after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types, including those that may limit growth or capital distributions.

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

Under the Federal Deposit Insurance Act, insured depository institutions such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Bank’s current financial condition, the Company does not expect that this provision will have any impact on its ability to receive dividends from the Bank.

The Bank

General. The Bank is chartered by the Commonwealth of Virginia and is supervised and regularly examined by the Bureau of Financial Institutions, a division of the Virginia State Corporation Commission. The Bank, as a member of the Federal Reserve System, is also supervised and regularly examined by the Federal Reserve. The Bank is also subject to regulation and supervision by the CFPB, as an institution with more than $10 billion in assets. The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted, and location of offices. Certain of these laws and regulations are referenced above under “The Company”.

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

In October 2023, the Federal Reserve issued proposed rules that would reduce the maximum permissible interchange fee cap. The proposed rules would also adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on data received by the Federal Reserve in biennial surveys of covered financial institutions. It is unclear when or whether this rule will be finalized.

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

Under these risk-based capital requirements of the Federal Reserve, the Company and the Bank are required to maintain the following to be considered adequately capitalized: (i) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and (iii) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%.

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

The Federal Reserve’s regulatory capital rules also provide that the Company’s trust preferred securities qualify as Tier 2 capital. The Company has $170.5 million of trust preferred securities outstanding and approximately $24.6 billion in assets as of December 31, 2024.

As of December 31, 2024, the Company and the Bank were well above minimum requirements and requirements for “well capitalized” status, as applicable. The capital ratios for the Company and the Bank as of December 31, 2024 are set forth below:

		Minimum Ratio
	Minimum	Plus Capital
	Regulatory	Conservation	Well-Capitalized
	Capital Ratio	Buffer	Minimums (1)	Actual
Common Equity Tier 1 Capital Ratio
Consolidated	4.50%	7.00%	NA	9.96%
Atlantic Union Bank	4.50%	7.00%	6.50%	12.44%
Tier 1 Risk-Based Capital Ratio
Consolidated	6.00%	8.50%	6.00%	10.76%
Atlantic Union Bank	6.00%	8.50%	8.00%	12.44%
Total Risk-Based Capital Ratio
Consolidated	8.00%	10.50%	10.00%	13.61%
Atlantic Union Bank	8.00%	10.50%	10.00%	13.30%
Tier 1 Leverage Ratio
Consolidated	4.00%	NA	NA	9.29%
Atlantic Union Bank	4.00%	NA	5.00%	10.74%

(1) Reflects the well-capitalized standard applicable to the Bank and the well-capitalized standard applicable to the Company under the Federal Reserve Board’s Regulation Y.

In July 2023, the Federal Reserve Board and the FDIC issued proposed rules to implement the final components of the Basel III agreement, commonly known as the “Basel III endgame.” These proposed rules contained provisions that would apply to banks with $100 billion or more in total assets. In September 2024, a re-proposal to the Basel III endgame was announced that would cover all major areas of the rule: credit risk; operational risk; and market risk. Under the re-proposal, banks with assets between $100 and $250 billion would no longer be subject to the changes of the Basel III endgame, other than the requirement to recognize unrealized gains and losses of their securities in regulatory capital. Neither the proposed rules nor the re-proposed rules for the Basel III endgame would apply to holding companies or banks with less than $100 billion in assets, such as the Company and the Bank, but the final impacts of these rules cannot yet be predicted, as the agencies have not made final decisions on any aspect of the re-proposals. It is uncertain if and when final rules will be adopted, and if so, whether and to what extent they will differ from the proposal.

On August 26, 2020, the federal bank regulatory agencies adopted a final rule that allowed the Company to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company elected to phase in the regulatory capital impact as permitted under this final rule. The CECL transition amount is being phased out of regulatory capital over a three-year period that began in 2022 and ended in 2024. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “Capital Resources” of this Form 10-K for information regarding the impact of this final rule on the Company’s regulatory capital.

Deposit Insurance. The Bank’s deposits are insured by the FDIC in the standard insurance amount of $250,000 per depositor for each account ownership type. The FDIC has adopted a large-bank pricing assessment structure, set a target “designated reserve ratio” of 2% for the Deposit Insurance Fund, and in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2% and 2.5%. An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average capital adequacy, asset quality, management, earnings, liquidity, and sensitivity, or CAMELS, composite rating and is subject to further adjustments including related to levels of unsecured debt and brokered deposits.

In November 2023, the FDIC approved a special assessment to recover the loss to the Deposit Insurance Fund associated with the closures of Silicon Valley Bank and Signature Bank in early 2023. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The special assessment will be collected at an annual rate of approximately 13.4 bps for an anticipated total of eight quarterly assessment periods beginning with the first quarterly assessment period in 2024, with the first payment due on June 28, 2024. While the special assessment will be collected at a quarterly rate of 3.36 bps for the initial eight-quarter collection period, given the update to the loss estimates and the increase in the aggregate special assessment base resulting from amendments to the reported amount of estimated uninsured deposits related to the bank failures, as of September 2024, the FDIC was projecting that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate.

For the years ended December 31, 2024, 2023, and 2022, we incurred deposit insurance assessment expenses of $18.3 million, $18.0 million, and $8.3 million, respectively. The 2024 and 2023 expenses included the impact of the 2 bps initial base deposit insurance assessment rate increase, effective the first quarter of 2023, as well as $840,000 and $3.4 million for the years ended 2024 and 2023, respectively, attributable to the FDIC’s special assessment described above.

Transactions with Affiliates. The authority of the Bank to engage in transactions with related parties or affiliates, or to make loans to insiders, is limited by Sections 23A and 23B of the Federal Reserve Act of 1913 and Regulation W. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the Deposit Insurance Fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2024.

The prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act require for well-capitalized status a minimum Tier 1 leverage ratio of 5.0%, a minimum common equity Tier 1 capital ratio of 6.5%, a minimum Tier 1 capital ratio of 8.0%, and a minimum total capital ratio of 10.0%.

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

On October 24, 2023, the federal bank regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (i) to encourage banks to expand access to credit, investment, and banking services in low to moderate income communities; (ii) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (iii) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (iv) to tailor CRA evaluations and data collection to bank size and type, recognizing that differences in bank size and business models may impact CRA evaluations and qualifying activities. As currently written, most of the final CRA rule’s requirements will be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, to become applicable as of January 1, 2027. However, the legality of the final rule is being challenged and a preliminary injunction against enforcing new rules implementing the new CRA regulations has been granted. Additionally, the final CRA rule may be impacted by President Trump’s presidential memorandum entitled “Regulatory Freeze Pending Review” discussed below. The Bank is actively monitoring the status of the legal challenge and is continuing to evaluate the expected impact of the modified CRA regulations. We cannot currently predict the nature and timing of future developments that may potentially impact the final CRA rule.

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

Anti-money laundering and U.S. economic sanctions compliance. The Bank is subject to the Bank Secrecy Act, as amended (the “Bank Secrecy Act”), and its implementing regulations, which require financial institutions to, among other things, implement and maintain anti-money laundering and countering the financing of terrorism (“AML/CFT”) compliance programs designed to prevent money laundering and the financing of terrorism and to adhere to recordkeeping and reporting requirements which require the Bank to collect and maintain information about its customers and, in some instances, its legal entity customers’ beneficial owners. For example, the Bank Secrecy Act, as amended, and its implementing regulations require banks and other covered financial institutions to verify their customers’ identity at account opening and to establish written procedures to identify and verify the identity of the beneficial owners of legal entity customers. The Bank Secrecy Act and its implementing regulations also require banks and other covered financial institutions to implement and maintain risk-based procedures for conducting ongoing customer due diligence to, among other things, (1) understand the nature and purpose of customer relationships to develop a customer risk profile and (2) conduct ongoing monitoring to identify and report suspicious transactions and, on a risk basis, maintain and update customer information. Banks and other covered financial institutions are required to integrate their customer due diligence policies, procedures and process within their broader AML/CFT compliance programs.

The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 as part of the National Defense Authorization Act (“AMLA”), amends the Bank Secrecy Act but does not directly impose new requirements on banks. In an effort to increase transparency in the U.S. financial system and prevent shell entities from being used to launder money or hide assets, AMLA includes the Corporate Transparency Act (the “CTA”), which requires the U.S. Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) to, among other things, establish a national beneficial ownership information registry. In September 2022, FinCEN issued the final Beneficial Ownership Information Reporting Requirements rule (the “BOI Reporting Rule”), which, effective January 1, 2024, requires certain “reporting companies” to file beneficial ownership information reports with FinCEN that will be stored in the national beneficial ownership registry and will detail the reporting company’s beneficial owners. A federal court has suspended enforcement of the BOI Reporting Rule pending ongoing litigation regarding the constitutionality of the CTA and, thus, it is not clear what impact the CTA and BOI Reporting Rule will have on the Bank.

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering U.S. economic sanctions, which prohibit certain transactions with designated foreign countries, nationals and others. OFAC-administered sanctions take on many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) blocking assets in which certain sanctioned foreign governments, entities or individuals have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC maintains a list of designated persons, groups or entities that are the target of sanctions, including the “Specially Designated Nationals and Blocked Persons List.” The assets of designated persons, groups or entities are blocked and U.S. persons are generally prohibited from dealing with any such persons. Moreover, blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. If the Bank finds a name on any transaction, account or wire transfer associated with a sanctioned person, it must freeze or block such account or transaction, file a blocked property report with OFAC and notify the appropriate authorities.

Volcker Rule. The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring, and having certain relationships with private funds such as hedge funds or private equity funds that would be considered an investment company for purposes of the Volcker Rule. The compliance requirements under regulations implementing the Volcker Rule are tailored based on the size and scope of trading activities. Because its total trading assets and liabilities are maintained under $1 billion, the Company is categorized with “limited” total trading assets and liabilities and benefits from a presumption of compliance with the Volcker Rule.

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Service Members Civil Relief Act, the Consumer Financial Protection Act and their respective state law counterparts. If we fail to comply with these laws and regulations, we may be subject to various penalties or enforcement actions. Failure to comply with consumer protection requirements may also result in delays in obtaining or failure to obtain any required bank regulatory approval for our proposed merger or acquisition transactions.

The CFPB has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, other fair lending laws, and certain other statutes. The CFPB also has examination and primary enforcement authority with respect to consumer financial laws for depository institutions with $10 billion or more in assets, including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices in connection with the offering of consumer financial products. The CFPB may issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB also may institute civil actions against banks and other entities that violate federal consumer financial laws, and such civil actions may result in civil penalties or injunctions. Further, regulatory positions taken by the CFPB may influence how other regulatory agencies apply the consumer financial protection laws and regulations subject to such regulatory positions. The CFPB may issue regulations that impact products and services offered by the Company or the Bank. The regulations could reduce the fees that we receive, alter the way we provide our products and services or expose us to greater risk of private litigation or regulatory enforcement action.

For example, the CFPB has, among other things, issued final rules as part of an initiative to reduce the amounts and types of fees financial institutions may charge. On December 12, 2024, the CFPB issued a final rule that would amend Regulation E and Regulation Z, which implement the Truth in Lending Act, and treat discretionary overdraft services offered by financial institutions with more than $10 billion in assets as credit. As a result, in connection with such discretionary overdraft services, consumers would receive new disclosures and would be evaluated for their ability to repay the obligation. The final rule would exempt “courtesy” overdraft services, which are services where the overdraft fee covers only the break-even cost of the service or falls within a CFPB-prescribed break-even cost. Fees charged in excess of break-even overdraft costs would be treated as finance charges. The final rule also prohibits covered financial institutions from conditioning the extension of overdraft credit on a consumer’s compulsory use of preauthorized transfers under Regulation E. A covered financial institution must offer a consumer at least one method of repaying an overdraft credit balance other than by preauthorized electronic fund transfer. The final rule has an effective date of October 1, 2025.

On October 22, 2024, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act, which requires covered financial institutions to make consumer data about financial services and products more readily available to consumers and authorized third parties. The final rule adds consumer protection obligations on financial institutions and third parties authorized by the consumer to collect and use that data. Financial institutions are required to make specified information available through an electronic interface including 24 months of transactional data available, account information (e.g., account balance, upcoming bills, basic account verification) information to initiate payment to and from accounts, and terms and conditions under which the account or card was provided. The final rule establishes five deadlines based on assets size with the first date on April 1, 2026, and the second compliance date, which would be expected to apply to the Bank, of April 1, 2027.

Under President Trump’s presidential memorandum entitled “Regulatory Freeze Pending Review” discussed below, rules with future effective dates may be re-evaluated. We cannot currently predict the nature and timing of future developments that may potentially impact CFPB rules and proposals.

Mortgage Banking Regulation. In connection with making mortgage loans, we are subject to rules and regulations that, among other things, establish standards for loan origination and servicing, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level, and establish requirements for servicing mortgage loans including loan mitigation. We are also subject to rules and regulations that require the collection and reporting of significant amounts of information with respect to mortgage loans and borrowers.

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

Qualified mortgages that are higher-priced (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g., prime loans) are given a safe harbor of compliance. To meet the mortgage credit needs of a broader customer base, we are predominantly an originator of mortgages that are intended to comply with the ability-to-pay requirements.

Real Estate Lending Standards and Guidance. The federal banking agencies have adopted uniform regulations setting forth standards for extensions of credit that are secured by real estate. Under these regulations, the Bank must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements.

The federal banking agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending,” which defines CRE loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income or the proceeds of the sale, refinancing, or permanent financing of the property. The guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending. The guidance states that the following metrics may indicate a concentration of CRE loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, nonfarm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months

Data Privacy and Cybersecurity.  We are, or may in the future become, subject to a variety of complex and evolving laws, regulations, rules and standards at the federal, state and local levels regarding data privacy and cybersecurity. Data privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules and standards being frequently adopted and potentially subject to divergent interpretation or application in a manner that may create inconsistent or conflicting requirements for businesses. Data privacy and cybersecurity laws and regulations often impose strict requirements regarding the collection, storage, handling, use, disclosure, transfer, protection and other processing of personal information, which may have adverse consequences on our business, including incurring significant compliance costs, requiring changes to our business or operations and imposing severe penalties for non-compliance. Specifically, we are subject to various laws and regulations that address the privacy of nonpublic personal financial information of customers. As a financial institution, we must provide our customers information regarding our policies and procedures with respect to the handling of customers’ personal information. We must also conduct an internal risk assessment of our ability to protect customer information. These data privacy laws and regulations generally prohibit financial institutions from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

For example, at the federal level, the federal banking regulators have adopted certain rules, including pursuant to the amended Gramm-Leach-Bliley Act in 2018 (“GLBA”), that limit the ability of banks and other financial institutions to disclose non-public personal information about consumers to third parties. In addition, consumers may also prevent disclosure among affiliated companies of certain non-public personal information that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and application information. Consumers also have the option to direct banks and other financial institutions not to share certain information about transactions and experiences with affiliated companies for the purpose of marketing products or services. Additionally, an amendment to Regulation S-P, an implementing regulation promulgated under the GLBA, was adopted by the SEC on May 16, 2024 and requires broker-dealers and investment advisors to, among other things, adopt and implement an incident response program as part of their formal data security policies and procedures and report data breaches to affected individuals whose sensitive customer information was, or is reasonably likely to have been, accessed or used without authorization within 30 days of becoming aware of such data breach.

Additionally, the federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. For example, the federal bank regulatory agencies expect financial institutions to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack. If we fail to meet the expectations set forth in this regulatory guidance, we could be subject to various regulatory actions and any remediation efforts may require us to devote significant resources.

The federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant “computer-security incident” as soon as possible and no later than 36 hours after the banking organization determines that a notification incident has occurred. Notification is required for incidents that have materially disrupted or degraded—or are reasonably likely to materially disrupt or degrade—for example, business line(s) that would result in a material loss of revenue, a banking organization’s ability to deliver certain banking products and services, or operations, the failure of which would pose a threat to the stability of the U.S. financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially disrupted or degraded or is reasonably likely to materially disrupt or degrade covered services provided to such banking organization customers for four or more hours. The rule became effective May 1, 2022.

Additionally, the enactment of the Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”) in 2022, once rulemaking is complete, will require, among other things, covered entities to report significant cyber incidents, including ransomware attacks, to the Cybersecurity and Infrastructure Security Agency (“CISA”) within 72 hours from the time the covered entity reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). The CISA proposed a rule under the CIRCIA in April 2024 that, among other things, would clarify the scope of cyber incidents to be reported and would further define covered entities subject to the CIRCIA to expressly include companies in the financial services sector that are required to report cyber incidents to their respective primary federal regulators.

The Company and its nonbanking subsidiaries are also subject to rules and regulations issued by the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Additionally, like other lenders, the Bank uses credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act, which also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on the Company and its subsidiaries.

Data privacy and cybersecurity are areas of increasing state legislative focus. Several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also implemented, or are considering implementing, comprehensive data privacy and cybersecurity laws and regulations, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and the Virginia Consumer Data Protection Act (“VCDPA”). The VCDPA grants Virginia residents the right to access, correct, delete, know, and opt-out of the sale and processing for targeted advertising purposes of their personal information, similar to the protections provided by similar consumer data privacy laws in California and in Europe. The VCDPA also imposes data protection assessment requirements and authorizes the Attorney General of Virginia to enforce the VCDPA but does not provide a private right of action for consumers. The Bank is exempt from the VCDPA, but certain third-party vendors of the Company or the Bank are subject to the VCDPA, which could negatively impact the products or services that we obtain from those vendors. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach. Moreover, Congress has considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which we and/or the Bank may be subject if passed. These laws and regulations impose compliance costs and create obligations and, in some cases, reporting obligations, and compliance with these laws, regulations, and obligations may require us to use significant resources. With increased focus on data privacy and cybersecurity, we are continuing to monitor legislative, regulatory, and supervisory developments related thereto. For more information on our cybersecurity practices, see Item 1C. “Cybersecurity.”

Incentive Compensation. The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees, or benefits that could lead to material financial loss to the financial institution. It is unclear when or whether this rule will be finalized.

Future Regulation

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation or regulation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted or implemented, such legislation or regulation could increase or decrease our cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation or regulation will be enacted or implemented, and, if so, the effect that it would have on our financial condition or results of operations. For example, in January 2025, the Federal Reserve stated that Vice Chair for Supervision Michael Barr would step down from the position, effective February 28, 2025. The Federal Reserve stated that it will not issue any major rulemakings from the time of the announcement until a new vice chair for supervision is confirmed by the U.S. Senate. In addition, in January 2025, President Trump issued a presidential memorandum titled “Regulatory Freeze Pending Review” that directs federal agencies to (1) not propose or issue any rules until they are reviewed and approved by a department or agency head appointed by President Trump, (2) immediately withdraw any unpublished rules to allow for the review by a department or agency head as described above, and (3) consider postponing for 60 days from the date of the executive order the effective date for any rules that have been published in the Federal Register, or any rules that have been issued but have not taken effect, to allow for review of any questions of fact, law, or policy.

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

Risks Related to Our Pending Merger with Sandy Spring

The dilution caused by the issuance of shares of our common stock in connection with the merger with Sandy Spring may adversely affect the market price of our common stock.

We expect to issue approximately 41 million shares of our common stock as merger consideration to Sandy Spring stockholders, and assuming full physical settlement, we expect to issue 11,338,028 shares of our common stock pursuant to the Forward Sale Agreements. The dilution caused by the issuance of the new shares of our common stock may result in fluctuations in the market price of our common stock, including a stock price decrease.

Combining the Company and Sandy Spring may be more difficult, costly or time consuming than expected and the combined company may fail to realize the anticipated benefits and cost savings of the merger.

Upon completing the merger with Sandy Spring, we will begin the process of integrating its business with ours. A successful integration will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures, to eliminate redundancies and to realize the anticipated cost savings. If we and Sandy Spring are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses. We may not be able to combine our business with the business of Sandy Spring without encountering difficulties that could adversely affect our ability to maintain relationships with existing clients, customers, depositors and employees, such as:

●	the loss of key employees;
●	the disruption of operations and business;
●	inability to maintain and increase competitive presence;
●	loan and deposit attrition, customer loss and revenue loss;
●	possible inconsistencies in standards, control procedures and policies;
●	additional costs or unexpected problems with operations, personnel, technology and credit; and/or
●	problems with the assimilation of new operations, systems, sites or personnel, which could divert resources from regular banking operations.

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

Further, we entered into the merger agreement to acquire Sandy Spring with the expectation that the acquisition will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of the transactions contemplated by the merger agreement is subject to a number of uncertainties, including whether we integrate Sandy Spring in an efficient, effective and timely manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of our common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, upon consummation of the transactions contemplated by the merger agreement, we will make fair value estimates of certain assets and liabilities in recording the acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the merger. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

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

Whether or not the merger is consummated, we, Sandy Spring and the combined company will incur substantial expenses in pursuing the merger and this may adversely impact our and the combined company’s earnings. Completion of the transactions contemplated by the merger agreement is conditioned on customary closing conditions. There can be no assurance that such closing conditions will be satisfied without additional cost, on the anticipated timeframe, or at all.

The merger agreement with Sandy Spring may be terminated in accordance with its terms and the merger may not be completed. Such failure to complete the transactions contemplated by the merger agreement could have a material and adverse effect on our stock price and results of operations.

If the transactions contemplated by the merger agreement with Sandy Spring, including the merger, are not completed for any reason, we and/or Sandy Spring may experience negative reactions from the financial markets and from our respective customers and employees. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of our management on the merger, without realizing any of the anticipated benefits of completing the merger. Moreover, our stock price may decline because costs related to such transactions, such as legal, accounting and financial advisory fees, must be paid even if such transactions, including the merger, are not completed. Moreover, we may be required to pay a termination fee of $56.0 million to Sandy Spring upon a termination of the merger agreement in certain circumstances. In addition, if the transactions contemplated by the merger agreement are not completed, whether because of our failure to receive required regulatory approvals in a timely fashion or because one of the parties has breached its obligations in a way that permits Sandy Spring to terminate the merger agreement, or for any other reason, our stock price may decline to the extent that the current market price reflects a market assumption that the merger will be beneficial and will be completed. We and/or Sandy Spring also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against either company to perform our obligations under the merger agreement.

The market price for our common stock following the closing of the transactions contemplated by the merger agreement with Sandy Spring may be affected by factors different from those that historically have affected or currently affect our common stock and Sandy Spring common stock.

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

Upon completion of the transactions contemplated by the merger agreement with Sandy Spring, we will be subject to the risks related to Sandy Spring’s business, including its CRE loan portfolio.

Upon completion of the transactions contemplated by the merger agreement, we will be subject to risks related to Sandy Spring’s business and will take on its loans, investments and other obligations. This will increase our credit risk and, if such obligations are not repaid or losses are incurred on such obligations, there could be material and adverse effects on our business. Additionally, where our businesses overlap, any risks we face may be increased. For example, we and Sandy Spring each have significant credit exposure in CRE. At December 31, 2024, Sandy Spring’s CRE loan portfolio totaled $7.9 billion, or 68% of its total loan portfolio, which includes $1.7 billion of commercial owner-occupied real estate loans. A large concentration of CRE loans in the combined company involves additional risks because the value of real estate can fluctuate significantly in a short period of time as a result of market conditions in any of the geographic bank markets in which such real estate is located, as well as because funds for acquisition, development and construction loans are advanced based on estimates of costs and the estimated value of the completed project and therefore have a greater risk of default in a weaker economy. Construction projects require prudent underwriting, including determination of a borrower’s ability to complete the project, while staying within budget and on time in accordance with construction plans. Economic events, supply chain issues, labor market disruptions, and other factors outside the control of Sandy Spring and our control, or that of the borrowers, could negatively impact the future cash flow and market values of affected properties. Within six months of the completion of the transactions contemplated by the merger agreement, we expect to sell at least $2.0 billion of the CRE loans originally held by either Sandy Spring Bank or the Bank to one or more unrelated third parties after a bidding process. When complete, it is expected that the sale would reduce the combined company’s CRE concentration, improve its loan/deposit liquidity profile, and bring the capital ratios of the newly combined entity closer in line with those we maintain pre-merger. However, there is no assurance that we will be able to find a prospective purchaser or sell the loans at a price or other terms acceptable to us. Integrating Sandy Spring’s CRE loans into our existing portfolio may also exacerbate the existing risks we already undertake with our own portfolio comprised meaningfully of CRE loans, as described in this Form 10-K under “Item 1A. Risk Factors—We have significant credit exposure in CRE, which may expose us to additional credit risks, and may adversely affect our business, financial condition, and results of operations,” and may result in new ones.

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

A goodwill impairment charge could be caused by a decline in our stock price or the occurrence of a triggering event that compounds negative financial results. Further, because a large portion of Sandy Spring’s portfolio is secured by CRE loans, if such portfolio were to be seen as less valuable in a deteriorating real estate market, or if we were to sell a portion of Sandy Spring’s CRE loans at a less favorable price following the acquisition, we may be required to record an impairment on our acquisition of Sandy Spring. Therefore, following the transactions contemplated by the merger agreement, including the merger, and our recording of goodwill in connection therewith, if such goodwill becomes impaired, our earnings could be significantly and adversely affected.

The future results of the combined company following the merger with Sandy Spring may suffer if the combined company does not effectively manage its expanded operations.

Following the merger with Sandy Spring, the size of the business of the combined company will increase significantly beyond the current size of either our or Sandy Spring’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business.

Both Atlantic Union Bank and Sandy Spring Bank are regulated and supervised by the Federal Reserve as well as the CFPB. In addition, at the state level, Atlantic Union Bank is chartered by the Commonwealth of Virginia and is supervised and regularly examined by the Bureau of Financial Institutions, a division of the Virginia State Corporation Commission, while Sandy Spring Bank is a state-chartered bank and trust company subject to supervision by the Office of Financial Regulation, part of the Maryland Department of Labor. The laws, regulations and regulatory guidance applicable to both banks will therefore differ in ways that may affect the operations of the combined company. Additionally, the internal policies of Atlantic Union Bank and Sandy Spring Bank with regards to their investment portfolios may differ on factors such as hold limits per bond issuer, life of the bond or credit risk appetite. As a result, there are assets on the balance sheet of Sandy Spring Bank that the bank subsidiary of the combined company is not expected to hold, whether based on differences in regulatory oversight or internal policies, and we may dispose of such assets contemporaneous with or subsequent to, the closing of the merger. The disposition of certain assets in a high-interest rate environment, such as we have in the past experienced, are currently experiencing and may experience again in the future, could result in a sale of assets at a market price that is different than the estimated book value of such assets and impact regulatory capital ratios at the time of the closing of the merger. Further, we may replace such disposed assets with lower-yielding investments, any of which could impact our future earnings and return on equity.

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

Shareholders of Atlantic Union and/or stockholders of Sandy Spring have filed and may file lawsuits against the Company, Sandy Spring and/or the directors and officers of either company in connection with the merger. One of the conditions to the closing is that no law, order, injunction or decree issued by any court or governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of the merger, the subsidiary bank merger, or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Company or Sandy Spring from completing the merger, the subsidiary bank merger, or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to either party, including any cost associated with the indemnification of its directors and officers. We and Sandy Spring have incurred and may incur additional costs relating to the defense or settlement of any shareholder lawsuits filed in connection with the merger. Shareholder lawsuits may divert management attention from management of each company’s business or operations. Such litigation could have an adverse effect on such party’s business, financial condition and results of operations and could prevent or delay the completion of the merger.

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

We have significant credit exposure in CRE, which may expose us to additional credit risks, and may adversely affect our business, financial condition, and results of operations.

Our CRE portfolio consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy or in occupancy rates in the market where the property is located, any of which could increase the likelihood of default. CRE loans also typically have larger loan balances, and, therefore, the deterioration of one or a few of these loans could cause a significant increase in the percentage of our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, and an increase in charge-offs, all of which could have a material adverse effect on our business, financial condition, and results of operations.

The banking regulatory agencies have recently expressed concerns about weaknesses in the current CRE market. Banking regulators generally give CRE lending greater scrutiny and may require banks with higher levels of CRE loans to implement enhanced risk management practices, including stricter underwriting, internal controls, risk management policies, more granular reporting, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of CRE lending growth and exposures. If our banking regulators determine that our CRE lending activities are particularly risky and are subject to such heightened scrutiny, we may incur significant additional costs or be required to restrict certain of our CRE lending activities. Furthermore, failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We must effectively manage credit risk. There are risks inherent in making any loan and extending loan commitments and letters of credit, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. There is no assurance that our credit risk monitoring and loan underwriting and approval procedures are or will be adequate or will reduce the inherent risks associated with lending. To manage credit risk successfully, we maintain disciplined and prudent underwriting standards and ensure that our lenders follow those standards. The weakening of these standards for any reason may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our ACL, each of which could adversely affect our net income. Any failure to manage such credit risks may adversely affect our business, financial condition, and results of operations.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

We make most of our commercial business and CRE loans to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market share than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which, individually or in the aggregate, may impair their ability as a borrower to repay their loans, which could adversely affect our business, results of operations, and financial condition. Moreover, we made some of these loans in recent years, and the borrowers may not have experienced a complete business or economic cycle. Any deterioration of the borrowers’ businesses may hinder their ability to repay their loans, which could have a material adverse effect on our business, financial condition, and results of operations.

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

When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors, and insurers, including the government-sponsored enterprises, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations, and financial condition may be adversely affected.

We are subject to environmental risks.

We own certain of our properties, and a significant portion of our loan portfolio is secured by real property. In the ordinary course of business, we may foreclose on and take title to properties, securing certain loans. As a result, we could be subject to environmental liabilities with respect to these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to obtain an environmental study during the underwriting process for certain CRE loan originations and to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Business, Industry, Markets, and Market Interest Rates

Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, developments impacting the financial services industry specifically and economic conditions generally.

General economic, political, social and health conditions in the U.S. and abroad affect markets in the U.S. and our business. In particular, markets in the U.S. may be affected by the level and volatility of interest rates, availability and market conditions of financing, unexpected changes in gross domestic product, economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage stagnation, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of the global financial markets, the growth of global trade and commerce, trade policies, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Markets may also be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, acts of war or terrorism, or other geopolitical events. Market fluctuations may impact net interest margin and affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S., as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect our results of operations and financial condition, including capital and liquidity levels. Events in the financial services industry, such as the high-profile bank failures in 2023, may also cause concern and uncertainty about the financial services industry generally, which may result in sudden deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on our business, financial condition, and results of operations.

Our financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is also highly dependent on the business environment in the primary markets where we operate. Unlike larger financial institutions that are more geographically diversified, we are a regional bank that focuses on providing banking and financial services to customers primarily in Virginia, and in certain markets in Maryland, North Carolina, South Carolina, and Washington, D.C. The economic conditions in these markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. An economic downturn or prolonged recession can result in a deterioration of our credit quality, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for loan losses, adverse asset values and a reduction in deposits and assets under management or administration. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

Consumers may increasingly decide not to use banks to complete their financial transactions, which could materially adversely effect our business, financial condition, and results of operations.

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

Our income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. In 2024, the Federal Reserve’s interest rate policy shifted as inflationary pressure began to ease and economic growth moderated. Following a period of aggressive rate hikes in 2022 and 2023 aimed at curbing inflation, the Federal Reserve lowered rates in 2024 by 100 bps, compared to 2023, resulting in the current Federal Funds target rate range of 4.25% to 4.50%. While the FOMC foreshadowed additional decreases to the target rates in 2025, it also noted it will continue to assess additional information and implications for the economic outlook in determining future actions with respect to target rates.

Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. We generally seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably maintain our net interest margin; however, interest rate fluctuations, loan and securities prepayments, loan production, deposit flows, and competitive pressures are constantly changing and influence our ability to maintain a neutral position. Generally, our earnings will be more sensitive to fluctuations in interest rates depending on the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of changes in interest rates, shape and slope of the yield curve, and whether we are more asset sensitive or liability sensitive. Accordingly, our net interest margin may be adversely affected. In addition, our ability to reflect such interest rate changes in the pricing of our products is influenced by competitive pressures. We may not be able to reflect changes in interest rates in rates charged on loans or paid on deposits due to competitive pressures, which would negatively impact our financial condition and results of operations.

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

Risks Related to Our Operations

A failure and/or breach of our operating or securities systems or infrastructure, or those of our third-party vendors and other service providers, including because of cyber-attacks, could disrupt our business, result in a disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

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

Cybersecurity risks for banking organizations have significantly increased in recent years, in part because of the proliferation of new technologies and the use of the internet and telecommunications technologies to conduct financial transactions. Cybersecurity risks have also significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or service providers, activists, and other external parties, including those involved in corporate espionage. Targeted social engineering attacks and “spear phishing” attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients. In addition, our customers access our products and services using personal devices that are necessarily external to our security control systems. There has also been a significant proliferation of consumer information available on the internet resulting from breaches of third-party entities, including personal information, log-in credentials, and authentication data. While we were not directly involved in these third-party breach events, the stolen information can create a threat for our customers if their Bank log-in credentials are the same as or similar to the credentials that have been compromised on other internet sites. This threat could include the risk of unauthorized account access, data loss and fraud. The use of artificial intelligence, “bots” or other automation software can increase the velocity and efficacy of these types of attacks. As our employees are generally continuing to operate under our hybrid work model, our remote interaction with service providers, partners and other third parties on systems, networks, and environments over which we have less control increases our cybersecurity risk exposure. We will likely face an increasing number of attempted cyber-attacks as we expand our mobile and other internet-based products and services, as well as our usage of mobile and cloud technologies and as we provide more of these services to a greater number of retail banking customers. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. The risk of a security breach caused by a cyber-attack at a service provider or by unauthorized service provider access has also increased in recent years. Additionally, the existence of cyber-attacks or security breaches at third-party service providers with access to our data may not be disclosed to us in a timely manner.

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

We intend to continue pursuing a growth strategy for our business. Our ability to continue to grow successfully will depend on a variety of factors, including economic conditions in the markets in which we operate as well as in the U.S. and globally, continued availability of desirable business opportunities, and competitive responses from other financial and non-financial institution competitors in our market areas. In addition, our ability to manage growth successfully depends on a variety of factors, including whether we can maintain adequate capital levels, maintain cost controls, effectively manage asset quality, effectively manage increasing regulatory compliance requirements, and successfully integrate any businesses acquired into our organization, including our proposed merger with Sandy Spring.

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

Our business growth, profitability, and market share has been enhanced by us engaging in strategic mergers and acquisitions, such as our merger with American National and our proposed merger with Sandy Spring, either within or contiguous to our existing footprint. We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current and expected markets and conduct due diligence related to those opportunities, as well as negotiate to acquire or merge with other institutions. We have in the past, and may in the future, issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions. We also may issue debt to finance one or more transactions, including subordinated debt issuances, which could cause us to become more susceptible to economic downturns and competitive pressures. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, resulting in dilution of our book value and fully diluted earnings per share, as well as dilution to our existing shareholders.

Our merger and acquisition activities, including our proposed merger with Sandy Spring, could involve a number of additional risks, including, among others, the risks of:

●	incurring time and expense associated with identifying and evaluating potential merger or acquisition targets;
●	our inability to obtain regulatory and other approvals necessary to consummate mergers, acquisitions or other expansion activities, or the risk that such regulatory approvals are delayed, impeded, or conditioned due to existing or new regulatory issues surrounding us, the target institution or the proposed combined entity as a result of, among other things, issues related to compliance with the Bank Secrecy Act, and its implementing regulations, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive or abusive acts or practices regulations, or the Community Reinvestment Act;
●	diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
●	potential exposure to unknown or contingent liabilities of the acquired or merged company;
●	litigation with respect to the proposed transaction;
●	potentially inaccurate estimates and judgments used by us to evaluate credit, operations, management and market risks with respect to the acquired or merged company;
●	unexpected asset quality problems;
●	experiencing higher operating expenses relative to operating income from the new operations;
●	significant problems relating to the conversion of the financial and customer data of the entity;
●	assuming businesses with internal control deficiencies; and
●	the possible loss of our key employees and customers or those of the acquired or merged company.

There is no assurance that, following any future mergers or acquisitions, including our proposed merger with Sandy Spring, our integration efforts will be successful or that we, after giving effect to the acquisition, will achieve the strategic objectives, operating efficiencies, increased revenues comparable to or better than our historical experience, or other benefits expected in the acquisition, and failure to realize such strategic objectives, operating efficiencies, expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our business, financial condition, and results of operations.

The carrying value of goodwill and other intangible assets may be adversely affected.

When we complete an acquisition, goodwill and other intangible assets are often recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment, in aggregate and at a reportable segment level, and we perform this impairment analysis at least annually. A significant adverse change in our expected future cash flows or a sustained adverse change in the price of our common stock, at the reportable segment level and/or the aggregate level, could require our goodwill and other intangible assets to become impaired. If impaired, we would incur a charge to earnings that would have a significant impact on our results of operations. The carrying value of our goodwill and net amortizable intangibles were approximately $1.2 billion and $84.6 million, respectively, at December 31, 2024.

Our risk-management framework may not be effective in mitigating risks and/or losses.

We maintain an enterprise risk management program that is designed to identify, assess, mitigate, monitor, and report the risks that we face. These risks include: strategic, credit, market (including interest-rate, capital, and liquidity), operational, regulatory (compliance), legal, and technology. While we assess and seek to improve this program on an ongoing basis, there can be no assurance that our risk management framework and related controls will effectively mitigate all risk and limit losses in our business. If conditions or circumstances arise that expose flaws or gaps in our risk-management program, or if our controls break down, our results of operations and financial condition may be adversely affected. We must also develop and maintain a culture of risk management among our employees, as well as manage risks associated with third parties, and we could fail to do so effectively. If our risk management framework is not effective, we could suffer unexpected losses and become subject to litigation, negative regulatory consequences, or reputational damage among other adverse consequences, which could materially adversely affect our business, financial condition, results of operations, and prospects.

We use models in our business, and we could be adversely affected if our design, implementation, or use of models is flawed.

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

Third parties provide key components of our business infrastructure, such as data processing, recording, and monitoring transactions, online banking interfaces and services, core processing, internet connections, and network access. Any disruption in the services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial, technological or operational difficulties of a third-party service provider could also negatively impact our operations if those difficulties result in the interruption or discontinuation of services provided by that party. In addition, one or more of our third-party service providers may become subject to cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss of destruction of our or our client’s confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. While we have processes in place to monitor our third-party service providers’ data and information security safeguards, we do not control such service providers’ day-to-day operations and a successful attack or security breach at one or more of such third-party service providers is not within our control. The occurrence of any such breaches, disruption in services provided by such third parties or other failures could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We may not be insured against all types of losses from third-party failures and our insurance coverage may not be adequate to cover all losses resulting from system failures, third-party breaches, or other disruptions. Replacing these third-party service providers could also create significant delays and expense. Accordingly, the use of such third parties creates an unavoidable inherent risk to our business operations. Additionally, we are exposed to the risk that a service disruption at a common service provider to our third-party service providers could impede their ability to provide service to us. Notwithstanding any attempts to diversify our reliance on third parties, we may not be able to effectively mitigate operational risks relating to our vendors’ use of common service providers.

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

Our business also depends on our employees, as well as third-party service providers, to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties, or other third parties caused an operational breakdown or failure, either from human error, fraudulent manipulation, or purposeful damage to any of our operations or systems.

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

We have net operating loss carryforwards and other tax attributes that relate to our deferred tax assets. In assessing the realizability of our deferred tax assets, management considers whether it is more likely than not that we will realize our deferred tax assets, based on management’s expectation that we will generate taxable income in future years sufficient to absorb substantially all of our net operating loss carryforwards and other tax attributes. In the second quarter of 2024, management concluded it was more likely than not that the benefit for certain state net operating loss carry forwards will not be realized, and we recorded a valuation allowance of $4.4 million, which was recorded as additional income tax expense for the second quarter of 2024. If we are unable to generate sufficient taxable income, we may not be able to fully realize our deferred tax assets and would be required to record an additional valuation allowance against these assets. Any additional valuation allowance would also be recorded as income tax expense and would adversely affect our net income. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease in income tax expense in the period in which that determination was made.

Risks Related to the Regulatory Environment

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the CFPB, the FDIC, and the Bureau of Financial Institutions, a division of the Virginia State Corporation Commission. In addition, because we exceed $10 billion in total assets, we are subject to additional regulatory requirements compared to financial institutions with less than $10 billion in total assets, including, among other things, potentially higher FDIC assessment rates, a cap on the interchange fees that we can charge on debit card transactions and enhanced supervision as a larger financial institution. This regulation is imposed primarily to protect depositors, the FDIC Deposit Insurance Fund, consumers, and the banking system as a whole. We also are regulated by the SEC and the Financial Industry Regulatory Authority, which regulation is designed to protect investors. The financial services industry also faces stricter and more aggressive enforcement of laws at federal, state, and local levels—particularly in connection with business and other practices that may harm or appear to harm consumers or affect the financial system more broadly. In addition, financial institutions often are less inclined to litigate with governmental authorities because of the regulatory and supervisory framework.

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

Uncertainty surrounding potential legal, regulatory and policy changes by the new presidential administration may directly impact the financial services industry and the broader economy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of President Trump’s reelection and both Houses of Congress having majority memberships from the Republican party. However, we expect the Trump administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration. Furthermore, the change in presidential administration has, and is expected to continue to, result in certain changes in the leadership and senior staffs of the federal banking agencies. Such changes are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. In addition, changes in key personnel at the agencies that regulate such banking organizations, including the federal banking agencies, may result in differing interpretations of existing rules and guidelines and potentially different enforcement priorities. The potential impact of any changes in agency personnel, policies, priorities, regulations and interpretations on the financial services sector, including us, cannot be predicted.

The new presidential administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style, as well as changes to the size, scope and operations of the federal government. These changes could have varied effects on the economy that are difficult to predict. For example, changes in trade and fiscal policy could affect broader patterns of trade and economic growth. Additionally, comprehensive changes to the federal government could be materially adverse to the regional and local economies where we conduct business and to our customers, which, in turn, could be materially adverse to our business, financial condition and results of operations.

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

The CFPB has examination and enforcement authority over us and has broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial protection laws. Among other things, the CFPB is authorized to issue rules identifying and prohibiting acts or practices that are unfair, deceptive, or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has broad discretion to interpret the term “abusive” to cover a wide range of acts or practices. New regulations, or new approaches to regulation or enforcement by the CFPB could adversely impact our deposit, consumer lending, mortgage lending, loan collection or overdraft coverage programs and, as a result, could have a material adverse effect on our business, financial condition and results of operations. There is ongoing uncertainty as to how the CFPB’s strategies, priorities and approaches to regulation and enforcement, including its examination and enforcement processes, may change as a result of changes to the U.S. presidential administration and Congress, and any such changes could adversely impact our business, financial condition and results of operations.

On December 7, 2023, we consented to the issuance of a Consent Order by the CFPB pursuant to which we agreed, without admitting or denying any of the facts or conclusions, to implement a redress and compliance plan to pay at least $5 million to certain current and former customers of the Bank who opted-in to the Bank’s discretionary overdraft service during a specified time period and pay a $1.2 million civil monetary penalty. We remain subject to the restrictions and obligations of the Consent Order. Our failure to comply and to successfully implement the requirements of the Consent Order may result in additional regulatory enforcement or civil action, including civil monetary penalties against the Bank and its officers and directors or enforcement of the Consent Order through court proceedings, which could have a material adverse effect on our business, results of operations, financial condition, and stock price.

The Bank is subject to the Bank Secrecy Act and its implementing regulations and U.S. economic sanctions, and any issues with respect to the Bank’s compliance with the Bank Secrecy Act and its implementing regulations, and U.S. economic sanctions could result in significant civil penalties and have a material adverse effect on our business strategy.

The Bank Secrecy Act, as amended, and its implementing regulations require the Bank to, among other things, implement and maintain an effective AML/CFT compliance program and file suspicious activity reports, when appropriate. The Bank is also required to comply with U.S. economic sanctions, which are administered by OFAC. U.S. economic sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) blocking assets in which certain sanctioned foreign governments, entities or individuals have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. The federal banking agencies routinely examine banks for compliance with the Bank Secrecy Act and its implementing regulations and U.S. economic sanctions. If a federal banking agency determines that our or the Bank’s AML/CFT compliance program are ineffective, we could be subject to liability, including civil money penalties and regulatory restrictions, such as limitations on our ability to pay dividends, requirements to obtain regulatory approval before proceeding with certain aspects of our business plan and restrictions on our growth and assets. Noncompliance with the Bank Secrecy Act and its implementing regulations could also cause a federal banking agency to prohibit us from closing a transaction to acquire another bank or to prohibit such a transaction even if formal approval is not required. Failure to maintain and implement effective AML/CFT and sanctions compliance programs could also have serious reputational consequences for us.

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

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. In addition, the Company is a financial holding company that conducts substantially all of its operations through the Bank and other subsidiaries. As a result, the Company relies on dividends from its subsidiaries, particularly the Bank, for substantially all of its revenues. The ability of the Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to state member banks that are regulated by the Federal Reserve and the Bureau of Financial Institutions, a division of the Virginia State Corporation Commission. For information on these regulatory restrictions on the right of the Bank to pay dividends to us and on the right of the Company to pay dividends to its shareholders, see Part I—Item 1—“Supervision and Regulation—Limits on Dividend and Other Payments.” If we do not satisfy these regulatory requirements, or if the Bank does not have sufficient earnings to make payments to us while maintaining adequate capital levels, we will be unable to pay dividends on our common stock or depositary shares, which represent a fractional interest in the Company’s Series A preferred stock, and may be unable to service debt or pay obligations, causing our business, financial condition and results of operations to be materially adversely affected.

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

Future capital needs could result in shareholder dilution and may adversely affect the market price of our common stock and preferred stock (or depositary shares representing a fractional interest in our preferred stock).

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

At December 31, 2024, we had outstanding subordinated notes, trust preferred securities and accompanying subordinated debentures and preferred stock totaling $418.5 million. Payments of the principal and interest on the subordinated notes and the subordinated debentures accompanying the trust preferred securities and dividends on the preferred stock are senior to payments with respect to shares of our common stock. We also conditionally guarantee payments of the principal and interest on the trust preferred securities. As a result, we must make payments on these debt instruments (including the related trust preferred securities) and preferred shares before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debt and preferred shares must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities).

We may from time to time issue or acquire additional senior or subordinated indebtedness or preferred stock that would have to be repaid before our shareholders would be entitled to receive any of our assets.

Our governing documents and the provisions of Virginia law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition of the Company that you may favor.

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

Stock price volatility may make it more difficult for you to resell your common stock or depositary shares when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors, some of which are unrelated to our financial performance, including, among other things:

●	actual or anticipated variations in quarterly results of operations;
●	changes in our coverage by securities analysts and/or changes in their estimates of our financial performance or recommendations;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	news reports relating to trends, concerns and other issues in the financial services industry;
●	perceptions in the marketplace regarding us and/or our competitors;
●	new technology used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
●	changes in government regulations;
●	geopolitical conditions such as acts or threats of terrorism, military conflicts, the effects (or perceived effects) of pandemics and trade relations; or
●	the realization of any of the other risks presented in this Form 10-K.

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

Settlement provisions contained in the Forward Sale Agreements could result in substantial dilution to our earnings per share and return on equity or result in substantial cash payment obligations.

Morgan Stanley & Co. LLC, as forward purchaser (the “Forward Purchaser”) under the Forward Sale Agreements, has the right to accelerate the Forward Sale Agreements and require us to physically settle on a date specified by the Forward Purchaser if:

●	it (or its affiliate) (i) is unable to borrow a number of shares of our common stock equal to the number of shares of our common stock underlying the Forward Sale Agreements because of the lack of sufficient shares being made available for share borrowing by lenders or (ii) would incur a stock loan rate greater than the rate specified in the Forward Sale Agreements to continue to borrow such shares;
●	certain ownership thresholds applicable to the Forward Purchaser, its affiliates and other persons who may form a beneficial share ownership group or whose ownership positions would be aggregated with the Forward Purchaser are exceeded;
●	we declare any dividend or distribution on our common stock that constitutes an extraordinary dividend or is payable in (i) cash in excess of a specified amount (other than extraordinary dividends), (ii) securities of another company owned (directly or indirectly) by us as a result of a spin-off or similar transaction or (iii) any other type of securities (other than our common stock), rights, warrants or other assets for payment at less than the prevailing market price, as reasonably determined by the Forward Purchaser;
●	there is an announcement of any event or transaction that, if consummated, would result in certain extraordinary events (as such term is defined in the Forward Sale Agreements and which includes certain mergers (other than the merger with Sandy Spring or the subsidiary bank merger contemplated by the merger agreement) and tender offers and the delisting of our common stock); or
●	certain other events of default, termination events or other specified events occur, including, among other things, any material misrepresentation made by us in connection with entering into the Forward Sale Agreements or the occurrence of a hedging disruption or a change in law (as such terms are defined in the Forward Sale Agreements).

The Forward Purchaser’s decision to exercise its right to accelerate the settlement of the Forward Sale Agreements will be made irrespective of our need for capital. In such cases, we could be required to issue and deliver shares of our common stock under the physical settlement provisions of the Forward Sale Agreements irrespective of our capital needs, which would result in dilution to our earnings per share and return on equity.

We expect to physically settle the Forward Sale Agreements (by the delivery of shares of our common stock) and receive proceeds from the sale of those shares of our common stock upon one or more forward settlement dates within approximately eighteen (18) months from the date of the Forward Sale Agreements. We may also elect cash settlement or net share settlement for all or a portion of our obligations under the Forward Sale Agreements. Upon physical settlement or, if we so elect, net share settlement of the Forward Sale Agreements, delivery of shares of our common stock in connection with such physical settlement or (to the extent that we are obligated to deliver shares of our common stock) net share settlement will result in dilution to our earnings per share and return on equity. If we elect cash settlement or net share settlement with respect to all or a portion of the shares of our common stock underlying the Forward Sale Agreements, then we expect that the Forward Purchaser (or an affiliate thereof) will purchase a number of shares of our common stock necessary to satisfy its or its affiliate’s obligation to return the shares of our common stock borrowed from third parties in connection with sales of shares of our common stock related to the Forward Sale Agreements and, if applicable in connection with net share settlement, to deliver shares of our common stock to us. If the market value of our common stock at the time of such purchase (as determined pursuant to the terms of the Forward Sale Agreements) is above the forward sale price under the Forward Sale Agreements at that time, then we would pay or deliver, as the case may be, to the Forward Purchaser under the Forward Sale Agreements, an amount in cash, or a number of shares of our common stock with a market value (as determined pursuant to the terms of the Forward Sale Agreements), equal to such difference. Any such difference could be significant.

In addition, the purchase of shares of our common stock in connection with the Forward Purchaser or its affiliate unwinding its hedge positions could cause the price of our common stock to increase over such time (or reduce or prevent a decrease over such time), thereby increasing the amount of cash we would owe to the Forward Purchaser (or decreasing the amount of cash that the Forward Purchaser would owe us) upon a cash settlement of the Forward Sale Agreements or increasing the number of shares of our common stock we would deliver to the Forward Purchaser (or decreasing the number of shares of our common stock that the Forward Purchaser would deliver to us) upon net share settlement of the Forward Sale Agreements. We will not be able to control the manner in which the Forward Purchaser (or its affiliate) unwinds its hedge positions.

Moreover, the forward sale price that we expect to receive upon physical settlement of the Forward Sale Agreements will be subject to increase or decrease based on a specified rate less a spread, and subject to price adjustment and other provisions of the Forward Sale Agreements, including a decrease based on amounts related to expected dividends on our common stock on dates specified in the Forward Sale Agreements and if the cost to the Forward Purchaser (or its affiliate) of borrowing a number of shares of our common stock underlying the Forward Sale Agreements exceeds a specified amount. If the specified rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price. Reductions in the applicable forward sale price could also increase the amount of cash we would owe to the Forward Purchaser (or decrease the amount of cash that the Forward Purchaser would owe us) upon a cash settlement of the Forward Sale Agreements or increase the number of shares of our common stock we would deliver to the Forward Purchaser (or decrease the number of shares of our common stock that the Forward Purchaser would deliver to us) upon net share settlement of the Forward Sale Agreements.

In case of our bankruptcy or insolvency, the Forward Sale Agreements will automatically terminate, and we would not receive the proceeds from the forward sales of our common stock.

If we file for or consent to a proceeding seeking a judgment in bankruptcy or insolvency or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights, or we or a regulatory authority with jurisdiction over the Company presents a petition for the winding-up or liquidation of the Company, and we consent to such a petition, then the Forward Sale Agreements will automatically terminate. If the Forward Sale Agreements so terminate under these circumstances, we would not be obligated to deliver to the Forward Purchaser any of our shares of common stock not previously delivered, and the Forward Purchaser would be discharged from its obligation to pay the applicable forward sale price per share in respect of any of our shares of common stock not previously settled under the Forward Sale Agreements. Therefore, to the extent that there are any shares of our common stock with respect to which the Forward Sale Agreements have not been settled at the time of the commencement of any such bankruptcy or insolvency proceedings, we would not receive the forward sale price per share in respect of those shares of our common stock.

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

We are subject to the growing risk of climate change. Among the risks associated with climate change are more frequent severe weather events. Severe weather events such as hurricanes, tropical storms, tornados, winter storms, freezes, flooding and other large-scale weather catastrophes in our markets subject us to significant risks and more frequent severe weather events magnify those risks. Large-scale weather catastrophes or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, could decrease the value of our real estate collateral or increase our delinquency rates in the affected areas and thus diminish the value of our loan portfolio. In addition, the effects of climate change may have a significant effect on our geographic markets and could disrupt our operations or the operations of our customers, third party service providers, or supply chains more generally. Those disruptions could result in declines in economic conditions in our geographic markets or industries in which our borrowers operate and impact their ability to repay loans or maintain deposits. Climate change could also impact our assets or employees directly or lead to changes in customer preferences that could negatively affect our growth or business strategies. In addition, our reputation and customer relationships could be damaged due to our practices related to climate change, including our or our customers’ involvement in certain industries or projects associated with causing or exacerbating climate change. In recent years, the federal banking regulators have focused on the physical and financial risks to financial institutions associated with climate change, which may result in increased requirements regarding the disclosure and management of climate risks and related lending activities, as well as increased compliance costs, although some initial indications from the Trump administration are that this focus may begin to decline.

We are subject to environmental, social and governance, or ESG, risks that could adversely affect our reputation, the trading price of our common stock and/or our business, operations, and earnings.

We have multiple stakeholders, among them shareholders, customers, employees, federal and state regulatory authorities, and political entities. Often those stakeholders have differing, and sometimes conflicting, priorities and expectations regarding ESG issues. In addition, certain federal and state laws and regulations related to ESG issues may include provisions that conflict with other laws and regulations, which may increase our costs or limit our ability to conduct business in certain jurisdictions. For example, there is an increasing number of state-level anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements or our various stakeholders’ expectations. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, in January 2025, President Trump signed a number of executive orders, including orders focused on affirmative action programs of federal contractors, which indicate increased scrutiny of DEI initiatives at private, non-governmental entities, including publicly traded companies. The executive orders, and recent actions taken by federal executive branch agencies and federal and state attorneys general may also indicate an increased focus on investigating certain private entities with respect to DEI programs and policies, including certain publicly traded companies. The federal executive branch agencies are expected to continue their focus on DEI programs and policies, including to further define what may constitute an “illegal” DEI program or policy. Such divergent, sometimes conflicting views on ESG-related matters increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. Failing to comply with expectations and standards from investors, customers, regulators, policymakers and other stakeholders regarding ESG-related issues, or taking action in conflict with one or another of those stakeholder’s expectations, could also lead to loss of business, adverse publicity, an adverse impact on our reputation, customer complaints, or public protests.

Any adverse publicity or adverse impact on our reputation in connection with ESG, any shifts in investing priorities among investors, or any loss of business resulting from any of the foregoing, may result in adverse effects on the trading price of our common stock and/or our business, operations and earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We have no unresolved staff comments to report.

ITEM 1C. CYBERSECURITY.

Overview

The cybersecurity threat landscape is volatile and dynamic, requiring a robust and resilient framework to reduce and mitigate cybersecurity risk. Our cybersecurity risk includes exposure to failures or interruptions of service or security breaches resulting from malicious technological attacks that impact the confidentiality, integrity, or availability of our or third parties’ operations, systems, or data. We seek to mitigate cybersecurity risk and associated reputational and compliance risk by, among other things:

●	leveraging the National Institute of Standards and Technology framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover;
●	maintaining privacy policies, management oversight, accountability structures, and technology design processes to protect private and personal data;
●	actively monitoring and mitigating cybersecurity threats and risks with a three lines of defense structure to provide oversight, governance, challenge, and testing;
●	managing a third-party cybersecurity oversight program;
●	maintaining oversight of our information security program by senior management, our board-level Risk Committee, and our Board of Directors; and
●	using a comprehensive Cybersecurity Incident Response Plan intended to provide a documented framework to enable us to mitigate the impact of, and recover from, any cyberattacks, and facilitate communication to internal and external stakeholders, as appropriate.

We had no material cybersecurity incidents in 2024. While to date, we have not experienced a significant compromise, attack, or loss of data related to cybersecurity attacks, due to the nature of our business, we are under constant threat of an attack and could experience a significant cybersecurity event in the future. Attacks are increasingly sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Accordingly, risks related to a cybersecurity event, including litigation and enforcement risks, are elevated due to the dynamic nature and sophistication and frequency of these threats, and the expanding use of

Internet banking, mobile banking and other technology-based products in our industry. Potential risks we could face from a cybersecurity event are discussed in “Risk Factors” above.

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

We devote significant resources to cybersecurity and risk management processes and continue to expand investments in information security and cybersecurity by attracting and retaining top talent, fostering continuous education and improvement, and leveraging advanced technology and innovative solutions, including partnerships with third-party vendors, to strengthen our information security and cybersecurity capabilities. We use independent third-party service providers to perform penetration testing of our infrastructure to help us better understand the effectiveness of our controls, improve our defenses, and conduct assessments of our program for compliance with regulatory requirements, industry guidelines, and best practices. We also engage with outside risk experts and industry groups, including other peer institutions, as needed, to help us evaluate potential future threats and trends, particularly with respect to emerging information security and fraud risks. In addition, we use a Third-Party Risk Management program to help mitigate risks with our third- and fourth-party providers; however, our ability to monitor our service providers’ cybersecurity practices is limited. We generally have agreements with our service providers that include requirements related to cybersecurity and data privacy, however, we cannot guarantee that such agreements will prevent a cyber incident from impacting our systems or information. Additionally, we may not be able to obtain adequate or any reimbursement from our service providers in the event we suffer any such incidents. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cyber incidents attributed to our service providers in relation to any data that we share with them.

Governance

Through established governance structures, including our problem and incident management process and Cybersecurity Incident Response Plan, we have processes and procedures to help facilitate appropriate and effective oversight of cybersecurity risk. These processes and procedures help enable our three lines of defense and management to identify, protect, detect, respond, and recover from cybersecurity risks, monitor threats, and provide for further escalation to executive management, our management-level Disclosure Committee, our board-level Risk Committee, or to the full Board, as appropriate.

Role of the Board of Directors

Our Board of Directors plays a critical role in the oversight of risk, including risks from cybersecurity threats, and has established a risk oversight structure that seeks to ensure that cybersecurity risks are identified, monitored, assessed, and mitigated appropriately. In that regard, our Board is actively engaged in the oversight of our cyber risk profile, which includes, but is not limited to, risks from cybersecurity threats, enterprise cyber strategy, and key cyber initiatives. Our Board regularly receives reports on such matters from our Chief Information Officer, Chief Information Security Officer, and other relevant personnel. Our Board also meets with our internal and external auditors, and federal and state regulators to review and discuss reports on risk, examination, and regulatory compliance matters.

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

Role of Management

Our cybersecurity risk management program is built on three lines of defense, which collectively are designed to identify, assess, and manage our material risks from cybersecurity threats. Our Chief Risk Officer is responsible for implementing our enterprise risk management framework and reports directly to our Chief Executive Officer.

Our Information Security department, which is our first line of defense, operates under our Chief Information Security Officer, who manages preventative and detective controls to protect against cybersecurity risks and responds to cyber incidents and data breaches. Our Chief Information Security Officer has 28 years of cybersecurity experience, with 13 years servicing financial institutions in senior leadership or executive security roles. At least annually, the first line of defense conducts mandatory teammate training on information security and provides ongoing information security education and awareness for teammates, such as online training classes, mock phishing attacks and information security awareness materials. The first line of defense also conducts regular exercises that simulate mock cyber-attacks and provide lessons learned that continuously improve our incident response plans. Our cybersecurity risk management program is designed to maintain and challenge our information security defense system, as well as monitor, respond, evaluate, and escalate cyber threats. We also have a business risk manager within our first line of defense whose role is to focus on evaluating, managing, and escalating technology risks. The escalation process includes regular escalation reports of problem incidents, including cybersecurity threats, which allows for collaborative threat management by the first and second lines of defense.

The second line of defense independently evaluates, monitors, and challenges our risk mitigation efforts to proactively identify cybersecurity risks, including early-stage engagement and risk management with emerging threats. Second line teammates provide effective challenge to the cybersecurity risk management efforts of the first line through ongoing engagement in problem incidents, regular reviews of cybersecurity risk reporting, and inquiries into the sufficiency of risk management activities. Our second line of defense leads our management-level Technology and Third-Party Risk Committee, which governs our technology and third-party risk tolerances, including cybersecurity. This committee includes the Chief Information Security Officer and is co-sponsored by the Chief Information Officer, the Chief Risk Officer, and the Director of Vendor Risk Management and Sourcing. These individuals have relevant financial, technical, and business degrees, hold relevant certifications, and each have over 20 years of experience in their respective areas of expertise, with a minimum of ten years in leadership roles, including multiple years at financial institutions. The Committee is responsible for escalating key risks to our Management Risk Committee, which includes all members of our Executive Leadership Team, as well as our Head of Business Risk, who operates within our first line of defense.

Internal Audit serves as the third line of defense and provides independent assurance on how effectively we are mitigating, managing, and challenging our cybersecurity risks.

ITEM 2. PROPERTIES.

We own or lease buildings that are used in the normal course of our business. The Company leases its corporate headquarters, located at 4300 Cox Road, Glen Allen, Virginia. At December 31, 2024, the Bank operated 129 branches throughout Virginia and in portions of Maryland and North Carolina. Our properties and branches are used by both our Wholesale Banking and Consumer Banking segments. See Note 1 “Summary of Significant Accounting Policies,” Note 5 “Premises and Equipment,” Note 7 “Leases,” and Note 18 “Segment Reporting and Revenue” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which our premises and equipment are carried and our commitments under long-term leases.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of our operations, we are party to various legal proceedings. Based on the information presently available and after consultation with legal counsel, management believes that the ultimate outcome in such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, or results of operations.

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it was considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies.  In March 2023, the CFPB commenced settlement discussions with us, and on December 7, 2023, the Bank entered into a Consent Order with the CFPB to resolve the matter. A copy of the Consent Order is available on the CFPB’s website. The terms of the Consent Order require, among other things, that the Bank submit a redress plan to the CFPB pursuant to which the Bank will pay restitution in an amount of at least $5.0 million to certain current and former customers of the Bank who opted-in to the Bank’s discretionary overdraft service during a specified time period and pay a $1.2 million civil monetary penalty. See Note 10, “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for additional information.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information on Common Stock, Market Prices and Dividends

Our common stock is listed on the NYSE and trades under the symbol “AUB.” There were 89,770,231 shares of our common stock outstanding at the close of business on December 31, 2024. This figure does not include the 11,338,028 shares of our common stock that were sold relating to the Forward Sale Agreements entered into on October 21, 2024 in connection with the execution of the merger agreement with Sandy Spring, as discussed in Part I, Item 1. “Business—General—Recent Developments—Forward Sale Agreements,” as no physical settlement has occurred under such agreements. There were 8,747 shareholders of record of our common stock at the close of business on December 31, 2024.

During 2024, we declared three quarterly dividends of $0.32 per share on our common stock in the first three quarters of 2024 and one quarterly dividend of $0.34 per share in the fourth quarter of 2024 for an annual total of $1.30 per share.

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

Because we are a financial holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our shareholders depends, in large part, on our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal banking laws, regulations and policies. See “Supervision and Regulation—The Company—Limits on Dividends, Capital Distributions and Other Payments.” In addition, regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2024 are set forth in Note 20 “Parent Company Financial Information,” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Stock Repurchase Programs and Other Repurchases

During the years ended December 31, 2024 and 2023, we had no active share repurchase programs.

The following information provides details of our common stock repurchases for the three months ended December 31, 2024:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
October 1 - October 31, 2024	3,058	36.50	—	—
November 1 - November 30, 2024	1,220	42.31	—	—
December 1 - December 31, 2024	1,092	42.00	—	—
Total	5,370	38.94	—	—

(1) For the three months ended December 31, 2024, 5,370 shares were withheld upon the vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

Five-Year Stock Performance Graph

The following stock performance graph compares the yearly percentage change in the cumulative shareholder return on our common stock during the five years ended December 31, 2024, with (i) the Total Return Index for the NYSE Composite, and (ii) the Total Return Index for KBW NASDAQ Regional Banking. This comparison assumes $100 was invested on December 31, 2019 in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

	Period Ended
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Atlantic Union Bankshares Corporation	$100.00	$91.10	$106.14	$103.35	$111.76	$120.12
NYSE Composite Index	100.00	106.99	129.11	117.04	133.16	154.19
KBW NASDAQ Regional Banking Index	100.00	91.29	124.74	116.10	115.64	130.90

Source: S&P Global Market Intelligence (2025)

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

Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the allowance for loan and lease losses, fair value measurements, and acquisition accounting as accounting policies that require the most difficult, subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change. Therefore, we evaluate these accounting policies and related critical accounting estimates on an ongoing basis and update them as needed. Management has discussed these accounting policies and the critical accounting estimates summarized below with the Audit Committee of the Board of Directors.

Our significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Allowance for Loan and Lease Losses

The ALLL represents the estimated balance that we consider adequate to absorb expected credit losses over the expected contractual life of the loan portfolio. We estimate our ALLL using a loan-level probability of default/loss given default methodology for all loans and also consider the need to qualitatively adjust the expected credit losses for information not already captured in the loan-level probability of default/loss given default methodology based on a qualitative framework that adheres to the Interagency Policy Statement on Allowances for Credit Losses.

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

We consider a number of external economic variables in developing the ALLL. We consider various national economic variables in developing the ALLL, including the national unemployment rate, national gross domestic product, the national commercial real estate pricing index, the national home price index, and national retail sales. We use the national unemployment rate in all of our models regardless of the loan portfolio type, and we use a second economic variable in each cohort model depending on the loan portfolio type. The ALLL quantitative estimate is sensitive to changes in the economic variable forecasts during the two-year reasonable and supportable forecast period with a straight-line reversion over the next two years to long-term average loss factors. In determining forecasted expected losses, we use Moody’s economic variable forecasts and apply probability weights to the related economic scenarios. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ALLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ALLL because we consider a wide variety of factors and inputs in estimating the ALLL and changes in those factors and inputs may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that an improvement in one factor may offset deterioration in others.

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

Under ASC 820, Fair Value Measurements, there is a three-level fair value hierarchy that requires the use of inputs that are observable or unobservable, when observable inputs are not available. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. As such, fair value measurements, particularly in level 2 and level 3 of the hierarchy, may require us to use significant assumptions that are subject to change. A change in one assumption could have a significant impact on the fair value estimate and certain assumptions may have offsetting impacts to one another. We prepare a supportable estimate in accordance with ASC 820 but changes in significant assumptions could have a significant impact on our Balance Sheet, Statements of Income, and/or fair value disclosures. For more information on our financial instruments and fair value assessment, refer to Note 1 “Summary of Significant Accounting Policies” and Note 14 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

We evaluate acquired loans at the acquisition date and classify them as either (1) loans that have experienced a more-than insignificant amount of credit deterioration since origination (“PCD” loans) or (2) loans that have not experienced a more-than an insignificant amount of credit deterioration since origination (“non-PCD” loans). The fair value for acquired loans is estimated using a discounted cash flow analysis that considers factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. The fair value adjustment is recorded as a premium or discount to the unpaid principal balance of each acquired loan. PCD loans are recorded at the amount paid. An ALLL on PCD loans is determined using the same methodology as other LHFI, however, there is no initial impact to net income to record the allowance at acquisition. The sum of the PCD loan’s purchase price and ALLL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the PCD loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. If the PCD loan has revolving privileges, the discount/premium is amortized/accreted using the straight-line method; otherwise, the effective interest method is used. Subsequent changes to the ALLL on PCD loans are recorded through provision expense. The allowance for credit losses for non-PCD loans is recognized as provision expense upon acquisition using the Company’s existing ACL methodology. For further information, refer to Note 2 “Acquisitions” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT FULLY ADOPTED)

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

In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This guidance requires enhanced disclosure of income statement expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are evaluating the impact of ASU No. 2024-03 on our consolidated financial statements.

RESULTS OF OPERATIONS

Economic Environment and Industry Events

We are continually monitoring the impact of various global and national events on our results of operations and financial condition, including inflationary pressures, changes in market interest rates, geopolitical conflicts, deposit competition and liquidity strains, and changes in political leadership. The timing and impact of such events on our results of operation and financial condition will depend on future developments, which are highly uncertain and difficult to predict. In late 2024, the Federal Reserve’s interest rate policy shifted as inflationary pressure began to ease and economic growth moderated. Following a period of aggressive rate hikes aimed at curbing inflation in 2022 and 2023, the Federal Reserve lowered rates three times between September and December in 2024 by a total of 100 bps, compared to 2023, resulting in the Federal Funds target rate range of 4.25% to 4.50%. The FOMC, at its January 2025 meeting, decided not to further lower the Federal Funds target range, but instead decided to maintain the target range at 4.25% to 4.50%. While inflation eased substantially in 2024, it was estimated at 2.9% as of December 2024, over the FOMC’s 2.0% target, and such estimate increased to 3.0% as of January 2025. The FOMC has noted that it will continue to carefully assess incoming data, the evolving outlook, and the balance of risks in considering additional adjustments to the target range for the Federal Funds rate and that its assessments will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments. The FOMC noted that it would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the FOMC’s goals. The FOMC also confirmed the continued reduction to the Federal Reserve’s holdings of U.S. Treasury securities and agency debt and agency MBS. We will continue to deploy various asset liability management strategies to seek to manage our risk related to interest rate fluctuations and monitor balance sheet trends, deposit flows, and liquidity needs to seek to ensure that we are able to meet the needs of our customers and maintain financial flexibility. Refer to “Liquidity” within this Item 7 for additional information about our liquidity and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Form 10-K for additional information about our interest rate sensitivity.

Financial institutions continue to deal with macroeconomic headwinds. In 2024, the higher-for-longer interest rate environment and heightened competition for deposits has led to a continued shift within deposit composition toward higher cost products, although the pace of movement has slowed in recent months. The interest rate environment has also affected the affordability of credit to consumers and businesses, moderating loan demand. At December 31, 2024, our LHFI and total deposits increased from December 31, 2023 by $2.8 billion and $3.6 billion, respectively, primarily due to our acquisition of American National, and our short-term borrowings decreased by $804.6 million from December 31, 2023, due to paydowns on FHLB borrowings. At December 31, 2024, non-interest-bearing deposits comprised 21.0% of total deposits, compared to 23.6% at December 31, 2023. As of December 31, 2024, we estimate that approximately 70.6% of our deposits were insured or collateralized, and that we maintained available liquidity sources to cover approximately 139.8% of uninsured and uncollateralized deposits. In addition, to further bolster our funding position, we augmented customer deposit growth by also increasing brokered deposits to $1.2 billion at December 31, 2024, an increase of $669.5 million from December 31, 2023.

The recent change in U.S. presidential administration may lead to potentially significant changes to the existence, priorities, scope, practices and/or staffing levels of various regulatory agencies, which may have significant effects on our business and economic and market conditions generally. We cannot predict these changes or their ultimate scope. See “Item 1A – Risk Factors” of this Form 10-K.

Our regulatory capital ratios continued to exceed the standards to be considered well-capitalized under regulatory requirements. See “Capital Resources” within this Item 7 for additional information about our regulatory capital.

Strategic Initiatives

Acquisition of American National Bankshares Inc.

On April 1, 2024, we completed our acquisition of American National, the holding company for American National Bank and Trust Company. American National’s results of operations are included in our consolidated results since the date of acquisition, and therefore, our fourth quarter and full year 2024 results reflect increased levels of average balances, net interest income, and expense compared to our results for the corresponding period in 2023. For more information, reference Note 2 “Acquisitions” in “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Pending Merger with Sandy Spring Bancorp, Inc.

On October 21, 2024, we entered into a merger agreement with Sandy Spring. Under the merger agreement, Sandy Spring will merge with and into the Company, with the Company continuing as the surviving entity. Immediately following the merger, Sandy Spring’s wholly owned banking subsidiary, Sandy Spring Bank, will merge with and into the Bank, with the Bank continuing as the surviving bank.

Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of Sandy Spring common stock, other than shares of restricted Sandy Spring common stock and certain shares held by the Company or Sandy Spring, will be converted into the right to receive 0.900 shares of our common stock plus cash in lieu of fractional shares.

All necessary regulatory and shareholder or stockholder approvals for the merger have been received by the Company and Sandy Spring, as applicable, and the merger is expected to close on April 1, 2025, subject to the satisfaction or waiver of customary closing conditions.

As of December 31, 2024, Sandy Spring had total assets of approximately $14.1 billion, total loans of approximately $11.5 billion, and total deposits of approximately $11.7 billion.

Forward Sale Agreements

On October 21, 2024, in connection with the execution of the merger agreement with respect to Sandy Spring, we entered into an initial forward sale agreement with Morgan Stanley & Co. LLC (the “Forward Purchaser”), relating to an aggregate of 9,859,155 shares of our common stock. On October 21, 2024, we priced the public offering of shares of our common stock in connection with such forward sale agreement and entered into an underwriting agreement with Morgan Stanley & Co. LLC, as representative for the underwriters named therein, the Forward Purchaser and Morgan Stanley & Co. LLC as forward seller (the “Forward Seller”), relating to the registered public offering and sale of 9,859,155 shares of our common stock at a public offering price of $35.50 per share (before underwriting discounts and commissions). The underwriters were granted a 30-day option to purchase up to an additional 1,478,873 shares of our common stock. On October 21, 2024, the underwriters exercised in full their option to purchase the additional 1,478,873 shares of our common stock pursuant to the underwriting agreement and, in connection therewith, we entered into an additional forward sale agreement with the Forward Purchaser relating to 1,478,873 shares of our common stock, on terms substantially similar to those contained in the initial forward sale agreement (such additional forward sale agreement together with the initial forward sale agreement, the “Forward Sale Agreements”).

We did not initially receive any proceeds from the sale of our common stock sold by the Forward Seller to the underwriters named in the underwriting agreement. We expect to physically settle the Forward Sale Agreements (by the delivery of shares of our common stock) and receive proceeds from the sale of those shares of our common stock upon one or more forward settlement dates within approximately 18 months from the date of the Forward Sale Agreements at the then applicable forward sale price. The forward sale price was initially $34.08 per share, which is equal to the public offering price per share, less the underwriting discount per share, and would result in net proceeds (before offering expenses) of approximately $386.4 million to the Company under the Forward Sale Agreements. No physical settlement has occurred through the date on which our consolidated financial statements for the year ended December 31, 2024.

In the fourth quarter of 2024, average diluted common shares outstanding increased, driven by the dilutive accounting impact of the Forward Sale Agreements under the treasury stock method of accounting, which required us to reflect the potential shares of our common stock to be issued under the Forward Sale Agreements, even though no shares of our common stock have been issued to date. Accordingly, at December 31, 2024, 1,759,194 shares of our common stock under the Forward Sale Agreements were included in the calculation of diluted earnings per share.

SUMMARY OF 2024 FINANCIAL RESULTS

Executive Overview

Net Income & Performance Metrics

●	For 2024, net income available to common shareholders was $197.3 million and basic and diluted EPS were $2.29 and $2.24, respectively, compared to net income of $190.0 million and basic and diluted EPS of $2.53 for 2023. The provision for credit losses for 2024 totaled $50.1 million and included an initial provision expense of $13.2 million on non-PCD loans acquired from American National, which represents the CECL “double count” of the non-PCD credit mark, and $1.3 million of additional provision for unfunded commitments, also associated with the American National acquisition.
●	Adjusted operating earnings available to common shareholders(+), which excludes, merger-related costs (net of taxes) ($33.5 million in 2024 and $2.9 million in 2023), strategic cost saving initiatives (net of taxes) principally composed of severance charges related to headcount reductions and charges for exiting leases ($10.0 million in 2023), a FDIC special assessment (net of taxes) ($664,000 in 2024 and $2.7 million in 2023), the legal reserve related to our previously disclosed settlement with the CFPB (net of taxes) ($6.8 million in 2023), a deferred tax asset write-down ($4.8 million in 2024), losses on the sale of securities (net of taxes) ($5.1 million in 2024 and $32.4 million in 2023), and the gain related to the sale-leaseback transactions (net of taxes) ($23.4 million in 2023), was $241.3 million and adjusted diluted operating EPS(+) was $2.74 for 2024, compared to adjusted operating earnings available to common shareholders(+) of $221.2 million and adjusted diluted operating EPS(+) of $2.95 for 2023.

Balance Sheet

●	Total assets were $24.6 billion at December 31, 2024, an increase of $3.4 billion or 16.2% from December 31, 2023. Total assets increased from the prior year primarily due to the American National acquisition, as well as organic growth in LHFI.
●	Cash and cash equivalents were $354.1 million at December 31, 2024, a decrease of $24.1 million or 6.4% from December 31, 2023.
●	At December 31, 2024, total investments were $3.3 billion, an increase of $164.9 million or 5.2% from December 31, 2023. AFS securities totaled $2.4 billion at December 31, 2024, an increase of $210.9 million from December 31, 2023. The increase in AFS securities was primarily due to the American National acquisition. Total net unrealized losses on the AFS securities portfolio were $402.6 million at December 31, 2024, an increase of $18.3 million from $384.3 million at December 31, 2023. Held to maturity securities are carried at cost and totaled $803.9 million at December 31, 2024, a decrease of $33.5 million from $837.4 million at December 31, 2023 with net unrealized losses of $44.5 million at December 31, 2024, an increase of $15.2 million from $29.3 million at December 31, 2023.
●	LHFI (net of deferred fees and costs) were $18.5 billion at December 31, 2024, an increase of $2.8 billion or 18.1% from December 31, 2023. Average LHFI (net of deferred fees and costs) totaled $17.6 billion at December 31, 2024, an increase of $2.7 billion or 18.0% from December 31, 2023. LHFI (net of deferred fees and costs) increased from the prior year primarily due to the American National acquisition, as well as organic loan growth.
●	Total deposits at December 31, 2024 were $20.4 billion, an increase of $3.6 billion or 21.3% from December 31, 2023. Average deposits at December 31, 2024 were $19.5 billion, an increase of $2.9 billion or 17.3% from December 31, 2023. Total deposits increased from the prior year primarily due to increases in interest-bearing customer deposits of $2.6 billion and demand deposits of $313.9 million, primarily due to the American National acquisition, as well as a $669.5 million increase in brokered deposits.
●	Total borrowings at December 31, 2024 were $534.6 million, a decrease of $777.3 million or 59.3% from December 31, 2023. Total borrowings decreased from the prior year primarily due to repayment of short-term FHLB advances using funds from customer deposit growth.

NET INCOME

Years Ended December 31, 2024 and 2023

Net income available to common shareholders was $197.3 million for 2024, an increase of $7.3 million or 3.8% and represented basic and diluted EPS of $2.29 and $2.24, respectively, compared to net income of $190.0 million and basic and diluted EPS of $2.53 for 2023. The increase in net income was primarily related to the American National acquisition. Adjusted operating earnings available to common shareholders(+) totaled $241.3 million for 2024, compared to $221.2 million for 2023, and adjusted diluted operating EPS(+) was $2.74 for 2024, compared to $2.95 for 2023.

Net interest income for 2024 totaled $698.5 million, an increase of $87.5 million or 14.3% from 2023. The increase in net interest income was primarily the result of an increase in interest-earning assets, higher yield on interest-earning assets, and higher net accretion income, partially offset by the impact of higher interest-bearing liabilities and higher cost of funds. The increase in interest-earning assets and interest-bearing deposits was primarily related to the acquisition of American National. The increased asset yield and cost of funds reflect the impact of the FOMC rate increases throughout 2022 and 2023 prior to the Federal Reserve lowering the Federal Funds target rate 100 bps between September and December in 2024. For additional details on net interest income, refer to the section “Net Interest Income” included within this Item 7 of this Form 10-K.

Noninterest income increased $28.0 million or 30.8% to $118.9 million for 2024, compared to $90.9 million for 2023, primarily driven by a decrease in loss on the sale of AFS securities, as well as the impact of the American National acquisition, partially offset by a decrease in other operating income primarily driven by a gain recognized in 2023 related to our sale-leaseback transactions. For additional details on noninterest income, refer to the section “Noninterest Income” included within this Item 7 of this Form 10-K.

Noninterest expense increased $77.1 million or 17.9% to $507.5 million for 2024, compared to $430.4 million for 2023, primarily driven by an increase in merger-related costs due to the American National acquisition and our pending merger with Sandy Spring, as well as an increase in salaries and benefits and other increases in various categories of noninterest expense, most of which were due to the impact of the American National acquisition. These increases were partially offset by a decrease in other expenses, due primarily to higher expenses in the prior year associated with strategic cost saving initiatives and a legal reserve related to our previously disclosed settlement with the CFPB. For additional details on noninterest expense, refer to the section “Noninterest Expense” included within this Item 7 of this Form 10-K.

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

Net interest income for 2023 totaled $611.0 million, an increase of $26.8 million or 4.6% from 2022. The increase in net interest income was primarily driven by higher loan yields due to rising market interest rates and loan growth. This increase was partially offset by an increase in interest expense due to increased deposit and borrowing costs because of higher short-term market interest rates, average interest-bearing deposit growth, and higher average short-term borrowings.

Noninterest income decreased $27.6 million or 23.3% to $90.9 million for 2023, from $118.5 million for 2022, primarily driven by losses incurred on the sale of AFS securities, as well as decreases in fiduciary and asset management fees, mortgage banking income, and loan-related interest rate swap fees. These decreases in noninterest income were partially offset by increases in other operating income, which included gains related to the sale lease-back transactions, service charges on deposit accounts, and other service charges, commissions, and fees.

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

We seek to fund increased loan volumes by growing our core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, we may use wholesale funding sources to fund shortfalls, if any, or provide additional liquidity. To the extent that our dependence on wholesale funding sources increased, as was the case during 2024 and 2023, our net interest margin would likely be negatively impacted as it was in 2024 and 2023, as we may not be able to reduce the rates we pay on these funding sources as quickly as we can on core deposits should rates begin to decline.

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the years ended December 31, (dollars in thousands):

	2024	2023	Change
Average interest-earning assets	$21,347,677	$18,368,806	$2,978,871
Interest and dividend income	$1,227,535	$954,450	$273,085
Interest and dividend income (FTE) (+)	$1,242,761	$969,360	$273,401
Yield on interest-earning assets	5.75%	5.20%	55	bps
Yield on interest-earning assets (FTE) (+)	5.82%	5.28%	54	bps
Average interest-bearing liabilities	$16,074,749	$13,283,466	$2,791,283
Interest expense	$528,996	$343,437	$185,559
Cost of interest-bearing liabilities	3.29%	2.59%	70	bps
Cost of funds	2.48%	1.87%	61	bps
Net interest income	$698,539	$611,013	$87,526
Net interest income (FTE) (+)	$713,765	$625,923	$87,842
Net interest margin	3.27%	3.33%	(6)	bps
Net interest margin (FTE) (+)	3.34%	3.41%	(7)	bps

For 2024, our net interest income was $698.5 million, an increase of $87.5 million from 2023. Net interest income (FTE)(+) for 2024 was $713.8 million, an increase of $87.8 million from 2023. The increases in both net interest income and net interest income (FTE)(+) were primarily the result of a $3.0 billion increase in average interest-earning assets, higher yields on interest-earning assets, and higher net accretion income, partially offset by a $2.8 billion increase in average interest-bearing liabilities and higher cost of funds. The increase in average interest-earning assets and interest-bearing liabilities were primarily related to the acquisition of American National. In 2024, our net interest margin decreased 6 bps to 3.27% from 3.33% in 2023, and our net interest margin (FTE)(+) decreased 7 bps to 3.34% in 2024 from 3.41% in 2023. The decreases in net interest margin and net interest margin (FTE)(+) were primarily driven by the increase in the cost of funds, reflecting higher deposit rates and changes in deposit mix as depositors moved to higher yielding deposit products, partially offset by an increase in yield on interest-earning assets, primarily due to the increase in loan balances and accretion income, primarily due to the acquisition of American National, as well as the impact of higher market interest rates.

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

For 2023, net interest income was $611.0 million, an increase of $26.8 million from 2022. For 2023, net interest income (FTE)(+) was $625.9 million, an increase of $26.8 million from the prior year. For 2023, net interest margin increased 6 bps to 3.33% from 3.27% from 2022 and net interest margin (FTE)(+) increased 5 bps to 3.41% from 3.36% in the prior year. The increases in net interest income and net interest income (FTE)(+) were primarily driven by higher loan yields due to rising market interest rates and loan growth. These increases were partially offset by an increase in interest expense due to increased deposit and borrowing costs as a result of higher short-term market interest rates, higher average interest-bearing deposits. and higher short-term borrowings.

Our net interest margin and net interest margin (FTE)(+) includes the impact of acquisition accounting fair value adjustments. Net accretion income related to acquisition accounting was approximately $40.3 million for 2024 compared to approximately $3.5 million for 2023, an increase of $36.8 million due to the American National acquisition. The impact of accretion and amortization related to acquisition accounting fair value adjustments for the years ended December 31, are reflected in the following table (dollars in thousands):

	Loans	Deposit	Borrowings
	Accretion	Amortization	Accretion	Total
2022	$7,942	$(44)	$(828)	$7,070
2023	4,416	(31)	(852)	3,533
2024	44,073	(2,724)	(1,078)	40,271

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the years ended December 31, (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	2024			2023			2022
		Interest			Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$2,138,786	$91,191	4.26%	$1,867,679	$67,075	3.59%	$2,285,423	$59,306	2.59%
Tax-exempt	1,255,309	41,252	3.29%	1,325,212	43,520	3.28%	1,610,914	54,308	3.37%
Total securities	3,394,095	132,443	3.90%	3,192,891	110,595	3.46%	3,896,337	113,614	2.92%
LHFI, net of deferred fees and costs (3)(4)	17,647,589	1,098,151	6.22%	14,949,487	852,016	5.70%	13,671,714	558,329	4.08%
Other earning assets	305,993	12,167	3.98%	226,428	6,749	2.98%	285,165	3,365	1.18%
Total earning assets	21,347,677	$1,242,761	5.82%	18,368,806	$969,360	5.28%	17,853,216	$675,308	3.78%
Allowance for loan and lease losses	(152,540)			(118,789)			(104,485)
Total non-earning assets	2,667,053			2,262,385			2,200,657
Total assets	$23,862,190			$20,512,402			$19,949,388

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$9,865,496	$289,492	2.93%	$8,603,142	$207,102	2.41%	$8,277,146	$40,460	0.49%
Regular savings	1,013,175	2,203	0.22%	997,118	1,803	0.18%	1,159,630	285	0.02%
Time deposits (5)	4,333,362	192,199	4.44%	2,711,491	87,784	3.24%	1,735,983	15,456	0.89%
Total interest-bearing deposits	15,212,033	483,894	3.18%	12,311,751	296,689	2.41%	11,172,759	56,201	0.50%
Other borrowings (6)	862,716	45,102	5.23%	971,715	46,748	4.81%	700,271	19,973	2.85%
Total interest-bearing liabilities	16,074,749	$528,996	3.29%	13,283,466	$343,437	2.59%	11,873,030	$76,174	0.64%
Noninterest-bearing liabilities:
Demand deposits	4,321,226			4,342,137			5,278,959
Other liabilities	495,104			446,274			332,350
Total liabilities	20,891,079			18,071,877			17,484,339
Stockholders' equity	2,971,111			2,440,525			2,465,049
Total liabilities and stockholders' equity	$23,862,190			$20,512,402			$19,949,388
Net interest income (FTE)(+)		$713,765			$625,923			$599,134

Interest rate spread			2.53%			2.69%			3.14%
Cost of funds			2.48%			1.87%			0.42%
Net interest margin (FTE)(+)			3.34%			3.41%			3.36%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $44.1 million, $4.4 million, and $7.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, in accretion of the fair value adjustments related to acquisitions.

(5) Interest expense on time deposits includes $2.7 million, $31,000, and $44,000 for the years ended December 31, 2024, 2023, and 2022, respectively, in accretion of the fair value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $1.1 million, $852,000, and $828,000 for the years ended December 31, 2024, 2023, and 2022, respectively, in amortization of the fair value adjustments related to acquisitions.

The Volume Rate Analysis table below presents changes in our net interest income (FTE)(+) and interest expense and distinguishes between the changes related to increases or decreases in our average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows for the years ended December 31, (dollars in thousands):

	2024 vs. 2023			2023 vs. 2022
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$10,532	$13,584	$24,116	$(12,182)	$19,951	$7,769
Tax-exempt	(2,298)	30	(2,268)	(9,414)	(1,374)	(10,788)
Total securities	8,234	13,614	21,848	(21,596)	18,577	(3,019)
Loans, net(1)	163,132	83,003	246,135	56,128	237,559	293,687
Other earning assets	2,778	2,640	5,418	(819)	4,203	3,384
Total earning assets	$174,144	$99,257	$273,401	$33,713	$260,339	$294,052
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Transaction and money market accounts	$33,059	$49,331	$82,390	$1,656	$164,986	$166,642
Regular savings	29	371	400	(45)	1,563	1,518
Time deposits(2)	64,510	39,905	104,415	12,709	59,619	72,328
Total interest-bearing deposits	97,598	89,607	187,205	14,320	226,168	240,488
Other borrowings(3)	(5,500)	3,854	(1,646)	9,660	17,115	26,775
Total interest-bearing liabilities	92,098	93,461	185,559	23,980	243,283	267,263
Change in net interest income (FTE)(+)	$82,046	$5,796	$87,842	$9,733	$17,056	$26,789

(1) The rate-related changes in interest income on loans includes the impact of higher accretion of the acquisition-related fair value adjustments of $39.7 million, $3.5 million, and $9.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

(2) The rate-related changes in interest expense on deposits includes the impact of higher accretion of the acquisition-related fair value adjustments of $2.7 million, $13,000, and $57,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

(3) The rate-related changes in interest expense on other borrowings include the impact of higher amortization of the acquisition-related fair value adjustments of $226,000, $24,000, and $22,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

NONINTEREST INCOME

Years Ended December 31, 2024 and 2023

	December 31,		Change
	2024	2023	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$37,279	$33,240	$4,039	12.2%
Other service charges, commissions and fees	7,511	7,860	(349)	(4.4)%
Interchange fees	12,134	9,678	2,456	25.4%
Fiduciary and asset management fees	25,528	17,695	7,833	44.3%
Mortgage banking income	4,202	2,743	1,459	53.2%
Loss on sale of securities	(6,493)	(40,989)	34,496	(84.2)%
Bank owned life insurance income	15,629	11,759	3,870	32.9%
Loan-related interest rate swap fees	9,435	10,037	(602)	(6.0)%
Other operating income	13,653	38,854	(25,201)	(64.9)%
Total noninterest income	$118,878	$90,877	$28,001	30.8%

For 2024, our noninterest income increased $28.0 million or 30.8% to $118.9 million compared to $90.9 million for 2023, primarily driven by a $34.5 million decrease in loss on the sale of securities, which included $41.0 million of losses resulting from our balance sheet repositioning strategy executed in 2023, compared to $6.5 million of losses in 2024 due to our restructuring of the American National securities portfolio, as well as increases in various other categories of noninterest income, due primarily to the impact of the American National acquisition discussed below. These increases were partially offset by a $25.2 million decrease in other operating income primarily driven by a $29.6 million gain recognized in 2023 related to our sale-leaseback transactions.

Our adjusted operating noninterest income(+) for 2024, which excludes losses on sale of securities ($6.5 million in 2024 and $41.0 million in 2023) and the gain on sale-leaseback transactions ($29.6 million in 2023), increased $23.1 million or 22.6%, to $125.4 million, compared to $102.3 million for 2023. The increase in adjusted operating noninterest income(+) was primarily due to the impact of the American National acquisition, which drove the majority of the $7.8 million increase in fiduciary and asset management fees, the $4.0 million increase in service charges on deposit accounts, and the $2.5 million increase in interchange fees. Outside of the American National acquisition, other operating income increased $4.4 million primarily due to an increase in equity method investment income. BOLI income increased $3.9 million primarily due to death benefits received in 2024, and mortgage banking income increased $1.5 million due to an increase in mortgage loan origination volumes and gain on sale margins. These increases were partially offset by a $602,000 decrease in loan-related interest rate swap fees due to lower transaction volumes.

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

NONINTEREST EXPENSE

Years Ended December 31, 2024 and 2023

	December 31,		Change
	2024	2023	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$271,164	$236,682	$34,482	14.6%
Occupancy expenses	30,232	25,146	5,086	20.2%
Furniture and equipment expenses	14,582	14,282	300	2.1%
Technology and data processing	37,520	32,484	5,036	15.5%
Professional services	16,804	15,483	1,321	8.5%
Marketing and advertising expense	12,126	10,406	1,720	16.5%
FDIC assessment premiums and other insurance	20,255	19,861	394	2.0%
Franchise and other taxes	18,364	18,013	351	1.9%
Loan-related expenses	5,513	5,619	(106)	(1.9)%
Amortization of intangible assets	19,307	8,781	10,526	119.9%
Merger-related costs	40,018	2,995	37,023	NM
Other expenses	21,649	40,619	(18,970)	(46.7)%
Total noninterest expense	$507,534	$430,371	$77,163	17.9%

NM = Not Meaningful

For 2024, our noninterest expense increased $77.1 million or 17.9% to $507.5 million, compared to $430.4 million for 2023, primarily driven by a $37.0 million increase in merger-related costs due to the American National acquisition and our pending merger with Sandy Spring, as well as the increase in salaries and benefits and increases in various other categories of noninterest expense, most of which were due to the impact of the American National acquisition discussed below. These increases were partially offset by a $19.0 million decrease in other expenses primarily due to expenses in 2023 associated with strategic cost saving initiatives and a legal reserve related to our previously disclosed settlement with the CFPB.

Our adjusted operating noninterest expense(+) for 2024, which excludes merger-related costs ($40.0 million in 2024 and $3.0 million in 2023), amortization of intangible assets ($19.3 million in 2024 and $8.8 million in 2023), expenses associated with strategic cost saving initiatives principally composed of severance charges related to headcount reductions and charges for exiting leases ($12.6 million in 2023), a legal reserve related to our previously disclosed settlement with the CFPB ($8.3 million in 2023), and FDIC special assessments ($840,000 in 2024 and $3.4 million in 2023), increased $53.1 million or 13.5% to $447.4 million, compared to $394.3 million for 2023. The increase in adjusted operating noninterest expense(+) was primarily due to the impact of the American National acquisition, which drove the majority of the $37.3 million increase in salaries and benefits, the $5.1 million increase in occupancy expenses, the $5.0 million increase in technology and data processing, and the $2.9 million increase in FDIC assessment premiums and other insurance. Outside of the American National acquisition, marketing and advertising expense increased $1.7 million and professional services increased $1.3 million related to projects that occurred in 2024. These increases were partially offset by a $903,000 decrease in other expenses primarily due to a decrease in non-credit related losses on customer transactions.

Years Ended December 31, 2023 and 2022

		December 31,	Change
	2023	2022	$	%

		(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$236,682	$228,926	$7,756	3.4%
Occupancy expenses	25,146	26,013	(867)	(3.3)%
Furniture and equipment expenses	14,282	14,838	(556)	(3.7)%
Technology and data processing	32,484	33,372	(888)	(2.7)%
Professional services	15,483	16,730	(1,247)	(7.5)%
Marketing and advertising expense	10,406	9,236	1,170	12.7%
FDIC assessment premiums and other insurance	19,861	10,241	9,620	93.9%
Franchise and other taxes	18,013	18,006	7	NM
Loan-related expenses	5,619	6,574	(955)	(14.5)%
Amortization of intangible assets	8,781	10,815	(2,034)	(18.8)%
Merger-related costs	2,995	—	2,995	100.0%
Other expenses	40,619	29,051	11,568	39.8%
Total noninterest expense	$430,371	$403,802	$26,569	6.6%

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

Our adjusted operating noninterest expense(+) for 2023, which excludes expenses associated with strategic cost saving initiatives ($12.6 million in 2023), amortization of intangible assets ($8.8 million in 2023 and $10.8 million in 2022), the legal reserve related to our previously disclosed settlement with the CFPB ($8.3 million in 2023), a FDIC special assessment ($3.4 million in 2023), merger-related costs associated with our pending merger with American National ($3.0 million in 2023), and strategic branch closing and facility consolidation costs ($5.5 million in 2022), increased $6.8 million or 1.8% to $394.3 million, compared to $387.5 million for 2022. The increase was primarily driven by a $6.3 increase in FDIC assessment premiums and other insurance primarily due to increase in the FDIC assessment rates discussed above, a $4.9 million increase in salaries and benefits expense, outside of severance charges related to headcount reductions from cost saving initiatives in the second quarter of 2023, and a $1.2 million increase in marketing and advertising expense. These increases were partially offset by a $1.2 million decrease in professional services related to strategic projects that occurred in the prior year, a $991,000 decrease in other expenses primarily due to a decrease in non-credit related losses on customer transactions, a $955,000 decrease in loan-related expenses primarily due to a decrease in third-party loan servicing, a $888,000 decrease in technology and data processing due to the fee restructuring of a major contract, and a $867,000 decrease in occupancy expenses.

SEGMENT RESULTS

As discussed in Note 18 “Segment Reporting and Revenue” within Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, effective January 1, 2023, we made an organizational change to move certain lines of business in the wealth management division that primarily serve Wholesale Banking customers from the Consumer Banking segment to the Wholesale Banking segment. As a result, we revised our prior segment operating results for the year ended December 31, 2022, resulting in a reallocation of noninterest income ($12.5 million) and noninterest expense ($16.0 million) from the Consumer Banking segment to the Wholesale Banking segment. Based on that reorganizational change, we also reallocated $9.6 million of goodwill from the Consumer Banking segment to the Wholesale Banking segment and revised our prior segment information for the year ended December 31, 2022. Goodwill was evaluated for impairment prior to and immediately following the organizational change. Refer to Note 6 “Goodwill and Intangible Assets” within Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Wholesale Banking

Our Wholesale Banking segment provides loan, leasing, and deposit services, as well as treasury management and capital market services to wholesale customers primarily throughout Virginia, Maryland, North Carolina, and South Carolina. These customers include CRE and commercial and industrial customers. This segment also includes our equipment finance subsidiary, which has nationwide exposure. The wealth management business also resides in the Wholesale Banking segment.

The following table presents operating results for the years ended December 31, for the Wholesale Banking segment (dollars in thousands):

	2024	2023	2022 (1)
Interest income	$1,222,101	$934,242	$540,076
Interest expense	844,408	663,257	238,273
Net interest income	377,693	270,985	301,803
Provision for credit losses	40,072	34,229	11,758
Net interest income after provision for credit losses	337,621	236,756	290,045
Noninterest income	44,811	36,791	36,557
Noninterest expense	194,704	164,283	158,159
Income before income taxes	$187,728	$109,264	$168,443

(1) Operating results include a reallocation from the Consumer Banking segment, due to the January 1, 2023 organizational change discussed above.

Years Ended December 31, 2024 and 2023

Wholesale Banking income before income taxes increased $78.4 million to $187.7 million for 2024, compared to $109.3 million for 2023. The increase was primarily due to an increase in net interest income primarily driven by the impact of the American National acquisition and favorable spreads on both the loan and deposit portfolios, partially offset by an increase in the provision for credit losses, which includes initial provision expense on non-PCD loans and unfunded commitments acquired from American National, as well as a specific reserve on an impaired loan in the commercial and industrial portfolio recorded in the fourth quarter. Wholesale Banking’s noninterest income also increased in 2024 compared to 2023, primarily due to the impact of the American National acquisition, which drove the majority of the increases in fiduciary and asset management fees and service charges on deposit accounts. The increases discussed above were partially offset by an increase in noninterest expense primarily due to the impact of the American National acquisition, which drove the majority of the increase in salaries and benefits.

Years Ended December 31, 2023 and 2022

Wholesale Banking income before income taxes decreased $59.1 million to $109.3 million for 2023, compared to $168.4 million for 2022. The decrease was primarily due to a decrease in net interest income driven by spread compression on the deposit portfolio as a result of the rapid rise in interest rates, and an increase in the provision for credit losses due to increased uncertainty in the economic outlook and loan growth during 2023, higher net charge-offs, and an increase in the individually assessed allowance on two loans due to changes in borrower-specific circumstances. In addition, noninterest expense increased in 2023 compared to 2022, primarily due to an increase in salaries and benefits expense, as well as an increase in FDIC assessment premiums and other insurance due to the increase in the FDIC assessment rates, effective January 1, 2023, and a FDIC special assessment recognized in the fourth quarter of 2023.

The following table presents the key balance sheet metrics as of December 31, for the Wholesale Banking segment (dollars in thousands):

	2024	2023
LHFI, net of deferred fees and costs	$15,514,640	$12,688,833
Total Deposits	7,193,403	6,403,432

LHFI, net of deferred fees and costs, for the Wholesale Banking segment increased $2.8 billion or 22.3% to $15.5 billion at December 31, 2024 compared to December 31, 2023 primarily driven by the American National acquisition and organic loan growth.

Wholesale Banking deposits increased $790.0 million or 12.3% to $7.2 billion at December 31, 2024 compared to December 31, 2023 primarily due to an increase in interest checking accounts, primarily driven by the American National acquisition.

Consumer Banking

Our Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division and investment management and advisory services businesses.

The following table presents operating results for the years ended December 31, for the Consumer Banking segment (dollars in thousands):

	2024	2023	2022 (1)
Interest income	$619,855	$452,388	$300,722
Interest expense	318,839	198,542	77,935
Net interest income	301,016	253,846	222,787
Provision for credit losses	10,029	(2,616)	7,231
Net interest income after provision for credit losses	290,987	256,462	215,556
Noninterest income	59,344	51,347	56,899
Noninterest expense	250,178	228,374	219,813
Income before income taxes	$100,153	$79,435	$52,642

(1) Operating results include a reallocation to the Wholesale Banking segment, due to the January 1, 2023 organizational change discussed above.

Years Ended December 31, 2024 and 2023

Consumer Banking income before income taxes increased $20.8 million to $100.2 million for 2024 compared to $79.4 million for 2023. The increase was primarily driven by an increase in net interest income primarily driven by the impact of the American National acquisition and favorable funding credits on deposits, partially offset by an increase in the provision for credit losses, which includes initial provision expense on non-PCD loans and unfunded commitments acquired from American National. Consumer Banking’s noninterest income also increased in 2024 compared to 2023, primarily due to the impact of the American National acquisition, which drove the majority of the increases in interchange fee income, fiduciary and asset management fees, and service charges on deposit accounts. The increases discussed above were partially offset by an increase in noninterest expense primarily due to the impact of the American National acquisition, which drove the majority of the increase in salaries and benefits and occupancy expense.

Years Ended December 31, 2023 and 2022

Consumer Banking income before income taxes increased $26.8 million to $79.4 million for 2023 compared to $52.6 million for 2022. The increase was primarily driven by an increase in net interest income after provision for credit losses due to favorable funding credits on deposits and increased interest income attributable to the higher interest rate environment and higher average loan balances, partially offset by spread compression on the loan portfolio. Also contributing to the increase in net interest income after provision for credit losses was a decrease in the provision for credit losses primarily driven by runoff in the third-party lending and auto portfolios related to the decision to exit this business. The increase in net interest income after provision for credit losses was partially offset by a decrease in noninterest income, primarily due to a decline in fiduciary and asset management fees driven by a decrease in assets under management primarily due to the sale of DHFB in the second quarter of 2022, and a continued decrease in mortgage banking income from the prior year due to a decline in mortgage loan origination volumes and a decline in gain on sale margins due to increases in market interest rates. In addition, noninterest expense increased in 2023 from 2022, primarily driven by an increase in salaries and benefits expense, as well as an increase in FDIC assessment premiums and other insurance due to the increase in the FDIC assessment rates, effective January 1, 2023, and a FDIC special assessment recognized in the fourth quarter of 2023.

The following table presents the key balance sheet metrics as of December 31, for the Consumer Banking segment (dollars in thousands):

	2024	2023
LHFI, net of deferred fees and costs	$3,085,207	$2,958,811
Total Deposits	11,899,197	9,816,562

LHFI, net of deferred fees and costs, for the Consumer Banking segment increased $126.4 million or 4.3% to $3.1 billion at December 31, 2024 compared to December 31, 2023 primarily due to increases in the residential 1-4 family consumer and residential 1-4 family revolving portfolios, primarily driven by the American National acquisition, partially offset by runoff in the third-party lending and auto portfolios related to the decision to exit this business.

Consumer Banking deposits increased $2.1 billion or 21.2% to $11.9 billion at December 31, 2024 compared to December 31, 2023 with increases across all deposit categories, primarily driven by the American National acquisition.

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

As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view regarding our future realization of deferred tax assets. Our bank subsidiary, Atlantic Union Bank, is subject to a bank franchise tax but not a state income tax in Virginia, its primary place of business. We, our subsidiaries, and Atlantic Union Bank’s non-bank subsidiaries are subject to Virginia income taxes and may be able to utilize existing state deferred tax assets, depending on a number of factors including those entities’ financial results. During 2024, we reviewed our business plan considering the American National acquisition and other business changes and noted shifts within our state income tax footprint and other factors that impacted projected future realization of state deferred tax items, including those attributable to operations in Virginia. As a result, we concluded it is more likely than not that the benefit for certain state net operating loss carryforwards will not be realized, and we recorded a valuation allowance via a non-cash charge to income tax expense. The valuation allowance totaled $4.4 million at December 31, 2024. We had no valuation allowance in 2023.

Our effective tax rate for the years ended December 31, 2024, 2023, and 2022 was 19.5%, 15.9%, and 16.2%, respectively. The increase in the effective rate for 2024 compared to 2023 is primarily due to the valuation allowance established in 2024, which resulted in a 170 bps increase in the effective tax rate, and the proportionality of tax-exempt income to pre-tax income.

BALANCE SHEET

At December 31, 2024, our consolidated balance sheet includes the impact of the American National acquisition, which closed April 1, 2024, and includes preliminary goodwill of $288.8 million at December 31, 2024 associated with the American National acquisition.

Assets

At December 31, 2024, we had total assets of $24.6 billion, an increase of $3.4 billion or 16.2% from December 31, 2023. The increase in total assets was primarily due the American National acquisition, as well as organic growth in LHFI.

LHFI were $18.5 billion at December 31, 2024, an increase of $2.8 billion or 18.1% from December 31, 2023. For additional information on our loan activity, please refer to the section “Loan Portfolio” included within this Item 7 and Note 4 “Loans and Allowance for Loan and Lease Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Total investments at December 31, 2024 were $3.3 billion, an increase of $164.9 million or 5.2% from December 31, 2023. AFS securities totaled $2.4 billion at December 31, 2024, an increase of $210.9 million or 9.5% from December 31, 2023. At December 31, 2024, total net unrealized losses on the AFS securities portfolio were $402.6 million, compared to $384.3 million at December 31, 2023. HTM securities totaled $803.9 million at December 31, 2024, a $33.5 million decrease from December 31, 2023. Total net unrealized losses on the HTM securities portfolio were $44.5 million at December 31, 2024, compared to $29.3 million at December 31, 2023.

Liabilities and Stockholders’ Equity

At December 31, 2024, we had total liabilities of $21.4 billion, an increase of $2.8 billion or 15.2% from December 31, 2023, which was primarily driven by an increase in deposits of $3.6 billion, primarily due to the American National assumed deposits, as well as increased usage of brokered deposits, partially offset by a decrease in total borrowings of $777.3 million due to paydowns during 2024.

Total deposits at December 31, 2024 were $20.4 billion, an increase of $3.6 billion or 21.3% from December 31, 2023. Average deposits at December 31, 2024 increased $3.6 billion or 21.3% from December 31, 2023. Total deposits increased from December 31, 2023 due to a $2.6 billion increase in interest-bearing customer deposits and $313.9 million increase in demand deposits, primarily due to the American National acquisition, as well as an increase of $669.5 million in brokered deposits. For additional information on deposits, refer to the section “Deposits” included within this Item 7 of this Form 10-K.

Total borrowings at December 31, 2024 were $534.6 million, a decrease of $777.3 million or 59.3% compared to $1.3 billion at December 31, 2023. The decrease in borrowings was primarily due to repayment of short-term FHLB advances using funds from customer deposit growth. For additional information on our borrowing activity, please refer to Note 9 “Borrowings” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2024, our stockholders’ equity was $3.1 billion, an increase of $586.6 million or 22.9% from December 31, 2023. The net increase was primarily attributable to the issuance of common stock as merger consideration in the American National acquisition.

During 2024, we declared and paid dividends on our outstanding shares of Series A Preferred Stock of $687.52 per share (equivalent to $1.72 per outstanding depositary share). During 2024, we also declared and paid cash dividends of $1.30 per common share, an increase of $0.08 per share or 6.6% over 2023.

SECURITIES

At December 31, 2024, we had total investments of $3.3 billion or 13.6% of total assets, compared to $3.2 billion or 15.0% of total assets at December 31, 2023. This increase was primarily due to the American National acquisition. We seek to diversify our investment portfolio to minimize risk, and we focus on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher tax-equivalent yield offered from these securities. The majority of our MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 11 “Derivatives” in “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of December 31, (dollars in thousands):

	2024	2023
Available for Sale:
U.S. government and agency securities	$66,013	$63,356
Obligations of states and political subdivisions	468,337	475,447
Corporate and other bonds	244,712	241,889
MBS
Commercial	301,065	257,646
Residential	1,360,179	1,191,171
Total MBS	1,661,244	1,448,817
Other securities	1,860	1,752
Total AFS securities, at fair value	2,442,166	2,231,261
Held to Maturity:
Obligations of states and political subdivisions	697,683	699,189
Corporate and other bonds	3,322	4,349
MBS
Commercial	44,709	51,980
Residential	58,137	81,860
Total MBS	102,846	133,840
Total held to maturity securities, at carrying value	803,851	837,378
Restricted Stock:
FRB stock	82,902	67,032
FHLB stock	20,052	48,440
Total restricted stock, at cost	102,954	115,472
Total investments	$3,348,971	$3,184,111

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of December 31, 2024:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	6.09%	4.61%	5.23%	—%	4.63%
Obligations of states and political subdivisions	4.86%	3.83%	2.03%	2.20%	2.27%
Corporate bonds and other securities	5.19%	6.29%	4.36%	5.01%	4.91%
MBS:
Commercial	2.63%	5.05%	5.35%	3.26%	3.57%
Residential	3.86%	7.24%	5.28%	2.93%	3.11%
Total MBS	2.63%	6.58%	5.32%	2.98%	3.20%
Total AFS securities	3.54%	5.67%	4.33%	2.81%	3.19%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of December 31, 2024:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
Obligations of states and political subdivisions	—%	4.04%	3.25%	3.54%	3.51%
Corporate bonds and other securities	—%	—%	—%	4.90%	4.90%
MBS:
Commercial	—%	—%	—%	3.71%	3.71%
Residential	4.21%	—%	—%	3.62%	3.66%
Total MBS	4.21%	—%	—%	3.66%	3.68%
Total HTM securities	4.21%	4.04%	3.25%	3.57%	3.54%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of December 31, 2024, we maintained a diversified municipal bond portfolio with approximately 66% of our holdings in general obligation issues and the majority of the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 19% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all of our municipal holdings are considered investment grade. When purchasing municipal securities, we focus on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

LOAN PORTFOLIO

LHFI, net of deferred fees and costs, were $18.5 billion and $15.6 billion at December 31, 2024 and 2023, respectively, with the growth primarily driven by the increase in LHFI from the acquisition of American National, as well as organic loan growth. Total CRE and commercial and industrial loans represented our largest loan categories at both December 31, 2024 and 2023. We remain committed to originating soundly underwritten loans to qualifying borrowers within our markets.

The following table presents the total and remaining maturities, based on contractual maturity, by loan type, and by rate type (variable or fixed), net of deferred fees and costs, as of December 31, 2024 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$1,731,108	$425,493	$974,320	$874,696	$98,794	$830	$331,295	$266,935	$41,507	$22,853
CRE - Owner Occupied	2,370,119	199,948	701,493	264,384	423,080	14,029	1,468,678	947,645	517,313	3,720
CRE - Non-Owner Occupied	4,935,590	689,054	2,440,481	1,427,399	996,920	16,162	1,806,055	1,547,909	258,146	—
Multifamily Real Estate	1,240,209	338,109	579,794	280,313	298,322	1,159	322,306	249,659	72,578	69
Commercial & Industrial	3,864,695	773,310	1,777,893	1,659,199	92,296	26,398	1,313,492	913,005	397,319	3,168
Residential 1-4 Family - Commercial	719,425	160,131	102,617	44,570	53,678	4,369	456,677	394,198	52,459	10,020
Residential 1-4 Family - Consumer	1,293,817	1,043	291,926	2,036	31,029	258,861	1,000,848	19,604	163,356	817,888
Residential 1-4 Family - Revolving	756,944	27,752	616,811	48,190	125,046	443,575	112,381	4,792	40,919	66,670
Auto	316,368	3,914	—	—	—	—	312,454	289,624	22,830	—
Consumer	104,882	13,282	17,134	14,395	2,405	334	74,466	42,961	21,306	10,199
Other Commercial	1,137,464	68,697	180,059	15,901	164,158	—	888,708	399,919	371,750	117,039
Total LHFI	$18,470,621	$2,700,733	$7,682,528	$4,631,083	$2,285,728	$765,717	$8,087,360	$5,076,251	$1,959,483	$1,051,626

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

The average loan size of our CRE portfolio was approximately $1.1 million and $1.2 million, as of December 31, 2024 and 2023, respectively, and the median loan size in our CRE portfolio was approximately $242,000 as of December 31, 2024 and approximately $273,000 as of December 31, 2023.

The following table presents the composition of our CRE loan categories, including the industry classification for CRE non-owner occupied loans, and CRE loans as a percentage of total loans for the years ended December 31, (dollars in thousands):

	2024		2023
	Balance	%	Balance	%
CRE - Non-Owner Occupied
Hotel/Motel B&B	$997,185	5.40%	$828,888	5.30%
Industrial/Warehouse	892,028	4.83%	681,447	4.36%
Office	881,660	4.77%	775,130	4.96%
Retail	1,058,591	5.73%	874,693	5.59%
Self Storage	435,525	2.36%	350,829	2.25%
Senior Living	340,689	1.84%	364,939	2.33%
Other	329,912	1.79%	296,475	1.90%
Total CRE - Non-Owner Occupied	4,935,590	26.72%	4,172,401	26.69%
CRE - Owner Occupied	2,370,119	12.83%	1,998,787	12.78%
Construction and Land Development	1,731,108	9.37%	1,107,850	7.09%
Multifamily Real Estate	1,240,209	6.71%	1,061,997	6.79%
Residential 1-4 Family - Commercial	719,425	3.89%	522,580	3.34%
Total CRE Loans	10,996,451	59.52%	8,863,615	56.69%
All other loan types	7,474,170	40.48%	6,771,428	43.31%
Total LHFI, net of deferred fees and costs	$18,470,621	100.00%	$15,635,043	100.00%

Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. In particular, the repayment of loans secured by non-owner occupied commercial properties depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  Due to these risks, we proactively monitor our non-owner occupied CRE and multifamily real estate exposures and evaluate these portfolios against our established lending policies, and we believe this monitoring and evaluation helps ensure that these portfolios are geographically diverse and granular. We do not currently monitor owner-occupied CRE loans based on geographical markets as the primary source of repayment for these loans is predicated on the cash flow from the underlying operating entity, which is generally less dependent on conditions in the relevant CRE market. These loans are generally located within our geographical footprint and are generally distributed across industries.

The following table presents the distribution of our CRE non-owner occupied, multifamily real estate, and office portfolio loans by market location based on the underlying loan collateral for the years ended December 31, (dollars in thousands):

	2024			2023
	CRE Non-Owner Occupied	Office Portfolio(1)	Multifamily	CRE Non-Owner Occupied	Office Portfolio(1)	Multifamily
Carolinas	$1,115,247	$329,621	$359,031	$719,533	$245,158	$188,411
Western VA	1,050,150	125,483	256,513	745,896	100,270	159,537
Fredericksburg Area	621,525	104,378	62,014	659,351	123,809	96,253
Central VA	604,722	100,674	230,274	602,203	105,500	340,528
Coastal VA/NC	503,234	67,716	165,295	490,606	44,266	153,269
Northern VA/Maryland	619,798	65,663	29,331	583,806	66,061	32,141
Eastern VA	196,174	46,465	104,979	184,349	49,043	89,804
Other	224,740	41,660	32,772	186,657	41,023	2,054
Total	$4,935,590	$881,660	$1,240,209	$4,172,401	$775,130	$1,061,997

(1) The office portfolio is a subset of our CRE non-owner occupied loans included in the column to the left.

The shift to work-from-home and hybrid work environments have caused a decrease in the use of office space. As such, we have additional monitoring for our exposure to office space, within our non-owner occupied CRE portfolio, including periodic credit risk assessment of expiring office leases for most of the office portfolio. We do not currently finance large, high-rise, or major metropolitan central business district office buildings, and the office portfolio is generally in suburban markets with strong occupancy levels. The average loan size in our office portfolio was approximately $1.7 million and approximately $1.9 million as of December 31, 2024 and 2023, respectively, and the median loan size in our office portfolio was approximately $571,000 and approximately $647,000 as of December 31, 2024 and 2023, respectively. The average loan size in our multifamily portfolio was approximately $2.5 million and approximately $3.2 million as of December 31, 2024 and 2023, respectively, and the median loan size in our multifamily portfolio was approximately $646,000 and approximately $793,000 as of December 31, 2024 and 2023, respectively.

ASSET QUALITY

Overview

At December 31, 2024, NPAs as a percentage of total LHFI were 0.32%, an increase of 8 bps from the prior year and included nonaccrual loans of $58.0 million. Our net charge-offs remain low at 0.05% of total loans for 2024, consistent with the prior year. Our ACL at December 31, 2024 increased by $45.2 million from the prior year primarily due to a $13.1 million specific reserve on an impaired loan in the commercial and industrial portfolio, the American National acquisition, organic loan growth during 2024, and the impact of continued uncertainty in the economic outlook on certain portfolios.

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

We continue to experience historically low levels of NPAs, despite the 8 bps increase in the current year primarily due to the $27.7 million commercial and industrial loan added to NPAs during the fourth quarter of 2024, for which a specific reserve was established as noted above. However, the economic environment could be impacted by a number of factors, such as elevated inflation, even as inflation rates began to improve in 2024, the potential impact of monetary policy as the Federal Reserve continues to evaluate changes in interest rates, and slower economic growth or recession, all of which could increase NPAs in future periods. We continue to refrain from originating or purchasing loans from foreign entities, and we selectively originate loans to higher risk borrowers. Our loan portfolio generally does not include exposure to option adjustable-rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans, or mortgage loans with initial teaser rates, which are all considered higher risk instruments.

Nonperforming Assets

At December 31, 2024, our NPAs totaled $58.4 million, an increase of $21.5 million or 58.2% from December 31, 2023. NPAs as a percentage of total LHFI at December 31, 2024 were 0.32%, an increase of 8 bps from 0.24% at December 31, 2023. The increase in NPAs is primarily due to one nonaccrual loan within the commercial and industrial portfolio of $27.7 million that has a specific reserve of $13.1 million.

The following table shows a summary of asset quality balances and related ratios as of and for the years ended December 31, (dollars in thousands):

	2024	2023
Nonaccrual LHFI	$57,969	$36,860
Foreclosed properties	404	29
Total NPAs	58,373	36,889
LHFI past due 90 days and accruing interest	14,143	13,863
Total NPAs and LHFI past due 90 days and accruing interest	$72,516	$50,752

Balances
Allowance for loan and lease losses	$178,644	$132,182
Allowance for credit losses	193,685	148,451
Average LHFI, net of deferred fees and costs	17,647,589	14,949,487
LHFI, net of deferred fees and costs	18,470,621	15,635,043

Ratios
Nonaccrual LHFI to total LHFI	0.31%	0.24%
NPAs to total LHFI	0.32%	0.24%
NPAs & LHFI 90 days past due and accruing interest to total LHFI	0.39%	0.32%
NPAs to total LHFI & foreclosed property	0.32%	0.24%
NPAs & LHFI 90 days past due and accruing interest to total LHFI & foreclosed property	0.39%	0.32%
ALLL to nonaccrual LHFI	308.17%	358.61%
ALLL to nonaccrual LHFI & LHFI 90 days past due and accruing interest	247.73%	260.60%
ACL to nonaccrual LHFI	334.12%	402.74%

NPAs include non-accrual loans, which totaled $58.0 million and $36.9 million at December 31, 2024 and 2023, respectively. The following table shows the activity in nonaccrual loans for the years ended December 31, (dollars in thousands):

	2024	2023
Beginning Balance	$36,860	$27,038
Net customer payments	(21,586)	(11,850)
Additions	51,671	23,091
Charge-offs	(6,467)	(987)
Loans returning to accruing status	(2,134)	(432)
Transfers to foreclosed property	(375)	—
Ending Balance	$57,969	$36,860

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual loans, as of December 31, (dollars in thousands):

	2024	2023
Construction and Land Development	$1,313	$348
Commercial Real Estate - Owner Occupied	2,915	3,001
Commercial Real Estate - Non-Owner Occupied	1,167	12,616
Multifamily Real Estate	132	—
Commercial & Industrial	33,702	4,556
Residential 1-4 Family - Commercial	1,510	1,804
Residential 1-4 Family - Consumer	12,725	11,098
Residential 1-4 Family - Revolving	3,826	3,087
Auto	659	350
Consumer	20	—
Total	$57,969	$36,860
Coverage Ratio	308.17%	358.61%

Past Due Loans

At December 31, 2024, past due loans still accruing interest totaled $57.7 million or 0.31% of total LHFI, compared to $48.4 million or 0.31% of total LHFI at December 31, 2023. Of the total past due loans still accruing interest, $14.1 million or 0.08% of total LHFI were loans past due 90 days or more at December 31, 2024, compared to $13.9 million or 0.09% of total LHFI at December 31, 2023.

Troubled Loan Modifications

As of December 31, 2024 and 2023, we had TLMs with an amortized cost basis of $35.2 million and $51.2 million with an estimated $454,000 and $289,000 in allowance for those loans, respectively. As of December 31, 2024 and 2023, unfunded commitments on loans modified and designated as TLMs were $198,000 and $1.6 million, respectively.

Net Charge-offs

For the year ended December 31, 2024, our net charge-offs were $8.8 million or 0.05% of total average loans, compared to $7.6 million or 0.05%, respectively, for the year ended December 31, 2023. The majority of our net charge-offs in 2024 are related to one relationship within the commercial real estate – non-owner occupied portfolio which was previously reserved for in the 2023 ACL, one relationship within the construction and land development portfolio, and overdrawn deposit accounts.

Provision for Credit Losses

We recorded a provision for credit losses of $50.1 million for the year ended December 31, 2024, an increase of $18.5 million or 58.4% from the prior year. The provision for credit losses for the year ended December 31, 2024 reflected $51.3 million in provision for loan losses offset by a $1.2 million release for unfunded commitments. The increased provision for credit losses is primarily due to organic loan growth during 2024, the impact of continued uncertainty in the economic outlook on certain portfolios, and a specific reserve on an impaired loan in the commercial and industrial portfolio recorded in the fourth quarter. Included in the provision for credit losses is $13.2 million of initial provision expense on non-PCD loans and $1.4 million on unfunded commitments, each relating to loans acquired from American National, which were recorded in the second quarter of 2024.

Allowance for Credit Losses

At December 31, 2024, the ACL was $193.7 million, comprised of an ALLL of $178.6 million and a reserve for unfunded commitments of $15.0 million. The ACL at December 31, 2024 increased by $45.2 million from December 31, 2023, primarily due to a new $13.1 million specific reserve on an impaired loan in the commercial and industrial portfolio and the initial $18.5 million ACL recorded in the American National acquisition, as well as organic loan growth in 2024 and the impact of continued uncertainty in the economic outlook on certain portfolios.

The following table summarizes the ACL as of December 31, (dollars in thousands):

	2024	2023
Total ALLL	$178,644	$132,182
Total Reserve for Unfunded Commitments	15,041	16,269
Total ACL	$193,685	$148,451

ALLL to total LHFI	0.97%	0.85%
ACL to total LHFI	1.05%	0.95%

The following table summarizes our net charge-off activity by loan segment for the years ended December 31, (dollars in thousands):

	2024			2023
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(11,889)	$(4,067)	$(15,956)	$(8,727)	$(3,268)	$(11,995)
Recoveries	5,283	1,911	7,194	2,455	1,935	4,390
Net charge-offs	$(6,606)	$(2,156)	$(8,762)	$(6,272)	$(1,333)	$(7,605)
Net charge-offs to average loans(1)	0.04%	0.09%	0.05%	0.05%	0.06%	0.05%

(1) Net charge-off rates are calculated by dividing net charge-offs by average LHFI for the period for each loan category.

The following table summarizes the ALLL activity by loan segment and the percentage of the loan portfolio that the related ALLL covers as of December 31, (dollars in thousands):

	2024			2023
	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL	$148,887	$29,757	$178,644	$105,896	$26,286	$132,182
Loan %(1)	86.6%	13.4%	100.0%	85.3%	14.7%	100.0%
ALLL to total LHFI(2)	0.93%	1.20%	0.97%	0.79%	1.14%	0.85%

(1) The percentage represents the loan balance divided by total loans.

(2) The percentage represents ALLL divided by the total LHFI for each category.

The increase in the ALLL for the Commercial segment is primarily due to a specific reserve on an impaired loan, the American National acquisition, loan growth during 2024, and the impact of continued uncertainty in the economic outlook on certain portfolios. The increase in the ALLL from the prior year for the Consumer segment primarily reflects the impact from the American National acquisition.

DEPOSITS

As of December 31, 2024, our total deposits were $20.4 billion, an increase of $3.6 billion or 21.3.% compared to December 31, 2023. Total interest-bearing deposits consisted of interest checking accounts, money market accounts, savings accounts, time deposits, and brokered deposits. Our time deposits balances with customers totaled $4.1 billion and accounted for 27.5% of total interest-bearing customer deposits at December 31, 2024, compared to $2.8 billion and 23.1% at December 31, 2023. We use purchased brokered deposits as part of our overall liquidity management strategy on an as needed basis; brokered deposits were purchased in 2024 and 2023 through nationally recognized networks. At December 31, 2024, our brokered deposits totaled $1.2 billion, a $669.5 million increase from December 31, 2023.

The following table presents the deposit balances, including brokered deposits, by major category as of December 31, (dollars in thousands):

	2024		2023
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Interest checking accounts	$5,494,550	26.9%	$4,697,819	27.9%
Money market accounts	4,291,097	21.0%	3,850,679	22.9%
Savings accounts	1,025,896	5.0%	909,223	5.4%
Customer time deposits of $250,000 and over	1,202,657	5.9%	674,939	4.0%
Other customer time deposits	2,888,476	14.2%	2,173,904	12.9%
Time Deposits	4,091,133	20.1%	2,848,843	16.9%
Total interest-bearing customer deposits	14,902,676	73.0%	12,306,564	73.1%
Brokered deposits	1,217,895	6.0%	548,384	3.3%
Total interest-bearing deposits	16,120,571	79.0%	12,854,948	76.4%
Demand deposits	4,277,048	21.0%	3,963,181	23.6%
Total Deposits (1)	$20,397,619	100.0%	$16,818,129	100.0%

(1) Includes uninsured deposits of $7.1 billion and $5.8 billion as of December 31, 2024 and December 31, 2023, respectively, and collateralized deposits of $1.1 billion and $861.6 million as of December 31, 2024 and December 31, 2023, respectively. Amounts are based on estimated amounts of uninsured deposits as of the reported period.

Maturities of time deposits in excess of FDIC insurance limits were as follows as of December 31, (dollars in thousands):

	2024	2023
3 Months or Less	$291,391	$141,146
Over 3 Months through 6 Months	159,194	62,006
Over 6 Months through 12 Months	78,090	32,672
Over 12 Months	51,982	43,865
Total	$580,657	$279,689

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

On January 31, 2025, we announced that our Board of Directors declared a quarterly dividend on our outstanding shares of our Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on March 3, 2025 to preferred shareholders of record as of February 14, 2025. Our Board of Directors also declared a quarterly dividend of $0.34 per share of common stock, which is payable on February 28, 2025 to common shareholders of record as of February 14, 2025.

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

On August 26, 2020, the federal bank regulatory agencies adopted a final rule that allowed us to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. We elected to phase in the regulatory capital impact as permitted under this final rule. The CECL transition amount was phased into the regulatory capital over a three-year period that began in 2022 and ended in 2024.

The following table summarizes our regulatory capital and related ratios as of December 31, (dollars in thousands):

	2024	2023
Common equity Tier 1 capital	$2,063,163	$1,790,183
Tier 1 capital	2,229,519	1,956,539
Tier 2 capital	589,879	508,279
Total risk-based capital	2,819,398	2,464,818
Risk-weighted assets	20,713,030	18,187,785

Capital ratios:
Common equity Tier 1 capital ratio	9.96%	9.84%
Tier 1 capital ratio	10.76%	10.76%
Total capital ratio	13.61%	13.55%
Leverage ratio (Tier 1 capital to average assets)	9.29%	9.63%
Capital conservation buffer ratio (1)	4.76%	4.76%
Common equity to total assets	12.11%	11.29%
Tangible common equity to tangible assets (+)	7.21%	7.15%

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

MARKET RISK

Interest Sensitivity

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Our market risk is composed primarily of interest rate risk. Our asset liability management committee is responsible for reviewing our interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. Our Board of Directors reviews and approves the policies established by our asset liability management committee.

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

We derive the assumptions used in the model from historical trends and management’s outlook, including expected loan growth, loan prepayment rates, projected loan origination spreads, deposit growth rates, changes to deposit product betas and non-maturity deposit decay rates, and projected yields and rates. These assumptions may not be realized and unanticipated events and circumstances may also occur that cause the assumptions to be inaccurate. The model also does not take into account any future actions of management to mitigate the impact of interest rate changes. Our asset liability management committee monitors the assumptions at least quarterly and periodically adjusts them as it deems appropriate. In the modeling, we assume that all maturities, calls, and prepayments in the securities portfolio are reinvested in like instruments, and we base the MBS prepayment assumptions on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. We also use different interest rate scenarios and yield curves to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the short-term market rate changes and these differences are reflected in the different rate scenarios. We adjust deposit betas, decay rates and loan prepayment speeds periodically in our models for non-maturity deposits and loans.

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

The following table represents the interest rate sensitivity on our net interest income across the rate paths modeled for balances for the years ended December 31, (dollars in thousands):

	Change In Net Interest Income
	2024	2023
	%	%
Change in Yield Curve:
+300 bps	6.23	4.41
+200 bps	4.50	3.20
+100 bps	2.48	1.79
Most likely rate scenario	—	—
-100 bps	(2.35)	(1.68)
-200 bps	(5.85)	(3.92)
-300 bps	(10.64)	(7.62)

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

From a net interest income perspective, we were more asset sensitive as of December 31, 2024 compared to 2023. This shift is due, in part, to the changing market characteristics of certain loan and deposit products and, in part, due to various other balance sheet strategies. We expect net interest income to increase with an immediate increase or shock in market rates. In a decreasing interest rate environment, we expect a decline in net interest income as interest-earning assets re-price more quickly than interest-bearing deposits.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances as of December 31, (dollars in thousands):

	Change In Economic Value of Equity
	2024	2023
	%	%
Change in Yield Curve:
+300 bps	(6.98)	(8.11)
+200 bps	(4.75)	(5.36)
+100 bps	(2.47)	(2.53)
Most likely rate scenario	—	—
-100 bps	1.88	2.34
-200 bps	0.94	3.07
-300 bps	(1.09)	0.76

As of December 31, 2024, our economic value of equity is generally less liability sensitive in a rising interest rate environment compared to its position as of December 31, 2023, primarily due to the composition of our Consolidated Balance Sheets and also due to the pricing characteristics and assumptions of certain deposits and loans.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our wholesale and consumer businesses. These deposits provide relatively stable and low-cost funding. Total deposits at December 31, 2024 were $20.4 billion, an increase of $3.6 billion or 21.3% from December 31, 2023. Average deposits at December 31, 2024 were $19.5 billion, an increase of $2.9 billion or 17.3% from December 31, 2023. Total deposits increased from the prior year primarily due to a $2.6 billion increase in interest-bearing customer deposits and a $313.9 million increase in demand deposits, primarily due to the American National acquisition, as well as an increase of $669.5 million in brokered deposits. Refer to “Deposits” within this Item 7 for additional information on this topic.

We closely monitor changes in the industry and market conditions that may impact our liquidity and will use other borrowing means or other liquidity and funding strategies sources to fund our liquidity needs. We also closely track the potential impacts on our liquidity from declines in the fair value of our securities portfolio due to changing market interest rates and developments in the banking industry that may change the availability of traditional sources of liquidity or market expectations with respect to available sources and amounts of additional liquidity.

We consider our liquid assets to include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. As of December 31, 2024, our liquid assets totaled $8.8 billion or 35.6% of total assets, and liquid earning assets totaled $8.6 billion or 39.0% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of December 31, 2024, loan payments of approximately $8.0 billion or 43.5% of total LHFI are expected within one year based on contractual terms and expected prepayments, and approximately $355.1 million or 10.6% of total investments as of December 31, 2024 are scheduled to be paid down within one year based on contractual terms and expected prepayments.

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

During 2024, the Company improved its borrowing capacity at the FHLB and FRB since secured borrowing facilities provide the most reliable sources of funding, especially during times of market turbulence and financial distress. In 2024, the Company added Commercial and Industrial, Construction, lot/land, and other consumer loans to the population of loans pledged to the FRB. At the FHLB, the Company expanded the population of loans pledged, primarily CRE loans and securities.

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

Cash Requirements

Our cash requirements outside of lending transactions consist primarily of borrowings, leases, debt, and capital instruments which are used as part of our overall liquidity and capital management strategy. We expect that the cash required to repay these obligations will be sourced from future debt and capital issuances and from other general liquidity sources as described under “Liquidity” within this Item 7.

The following table presents our contractual obligations related to our major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of December 31, 2024 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$250,000	$—	$250,000
Trust preferred capital notes (1)	184,542	—	184,542
Leases (2)	115,442	14,663	100,779
Repurchase agreements	56,275	56,275	—
Total contractual obligations	$606,259	$70,938	$535,321

(1) Excludes related unamortized premium/discount and interest payments.

(2) Represents lease payments due on non-cancellable operating leases at December 31, 2024. Excluded from these tables are variable lease payments or renewals.

For more information pertaining to the previous table, refer to Note 7 “Leases” and Note 9 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Off-Balance Sheet Obligations

In the normal course of business, we are party to financial instruments with off-balance sheet risk to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in our Consolidated Balance Sheets. The contractual amounts of these instruments reflect the extent of our involvement in particular classes of financial instruments. For more information on these commitments, refer to Note 10 “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

We are also a lessor in sales-type and direct financing leases for equipment, as noted in Note 7 “Leases” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. Our future commitments related to the aforementioned leases totaled $621.3 million and $472.7 million, respectively, at December 31, 2024 and December 31, 2023.

During the third quarter of 2024, we entered into Forward Sale Agreements in connection with our proposed merger with Sandy Spring. For more information, refer to Note 12 “Stockholders’ Equity” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Impact of Inflation and Changing Prices

Our financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due to inflation. Inflation affects our results of operations mainly through increased operating costs, but since nearly all of our assets and liabilities are monetary in nature, changes in interest rates generally affect our financial condition to a greater degree than changes in the rate of inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Management reviews pricing of our products and services, in light of current and expected costs due to inflation, to seek to mitigate the inflationary impact on our financial performance.

NON-GAAP FINANCIAL MEASURES

In this Form 10-K, we have provided supplemental performance measures determined by methods other than in accordance with GAAP. These non-GAAP financial measures are a supplement to GAAP, which we used to prepare our financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. We use the non-GAAP financial measures discussed herein in our analysis of our performance. Management believes that these non-GAAP financial measures provide additional understanding of ongoing operations, enhance the comparability of our results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in our underlying performance.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the years ended December 31, (dollars in thousands):

	2024	2023	2022
Interest Income (FTE)
Interest and dividend income (GAAP)	$1,227,535	$954,450	$660,435
FTE adjustment	15,226	14,910	14,873
Interest and dividend income (FTE) (non-GAAP)	$1,242,761	$969,360	$675,308
Average earning assets	$21,347,677	$18,368,806	$17,853,216
Yield on interest-earning assets (GAAP)	5.75%	5.20%	3.70%
Yield on interest-earning assets (FTE) (non-GAAP)	5.82%	5.28%	3.78%
Net Interest Income (FTE)
Net interest income (GAAP)	$698,539	$611,013	$584,261
FTE adjustment	15,226	14,910	14,873
Net interest income (FTE) (non-GAAP)	$713,765	$625,923	$599,134
Noninterest income (GAAP)	118,878	90,877	118,523
Total revenue (FTE) (non-GAAP)	$832,643	$716,800	$717,657
Average earning assets	$21,347,677	$18,368,806	$17,853,216
Net interest margin (GAAP)	3.27%	3.33%	3.27%
Net interest margin (FTE) (non-GAAP)	3.34%	3.41%	3.36%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures as of December 31, (dollars in thousands):

	2024	2023	2022
Tangible Assets
Ending Assets (GAAP)	$24,585,323	$21,166,197	$20,461,138
Less: Ending goodwill	1,214,053	925,211	925,211
Less: Ending amortizable intangibles	84,563	19,183	26,761
Ending tangible assets (non-GAAP)	$23,286,707	$20,221,803	$19,509,166
Tangible Common Equity
Ending Equity (GAAP)	$3,142,879	$2,556,327	$2,372,737
Less: Ending goodwill	1,214,053	925,211	925,211
Less: Ending amortizable intangibles	84,563	19,183	26,761
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$1,677,906	$1,445,576	$1,254,408
Average equity (GAAP)	$2,971,111	$2,440,525	$2,465,049
Less: Average goodwill	1,139,422	925,211	930,315
Less: Average amortizable intangibles	73,984	22,951	34,627
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$1,591,349	$1,326,007	$1,333,751
Common equity to total assets (GAAP)	12.11%	11.29%	10.78%
Tangible common equity to tangible assets (non-GAAP)	7.21%	7.15%	6.43%

Adjusted operating measures exclude, as applicable, expenses related to merger-related costs, deferred tax asset write-down, FDIC special assessments, strategic cost saving initiatives (principally composed of severance charges related to headcount reductions and charges for exiting certain leases), legal reserves associated with our previously disclosed settlement with the CFPB, strategic branch closing and related facility consolidation costs (principally composed of real estate, leases and other assets write downs, as well as severance and expense reduction initiatives), loss on sale of securities, gain on sale-leaseback transaction, and gain on sale of DHFB. We believe these non-GAAP adjusted measures provide investors with important information about the continuing economic results of our operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the years ended December 31, (dollars in thousands, except per share amounts):

	2024	2023	2022
Adjusted Operating Earnings & EPS
Net income (GAAP)	$209,131	$201,818	$234,510
Plus: Merger-related costs, net of tax	33,476	2,850	—
Plus: Deferred tax asset write-down	4,774	—	—
Plus: FDIC special assessments, net of tax	664	2,656	—
Plus: Strategic cost saving initiatives, net of tax	—	9,959	—
Plus: Legal reserve, net of tax	—	6,809	—
Plus: Strategic branch closing and facility consolidation costs, net of tax	—	—	4,351
Less: Loss on sale of securities, net of tax	(5,129)	(32,381)	(2)
Less: Gain on sale-leaseback transaction, net of tax	—	23,367	—
Less: Gain on sale of DHFB, net of tax	—	—	7,984
Adjusted operating earnings (non-GAAP)	$253,174	$233,106	$230,879
Less: Dividends on preferred stock	11,868	11,868	11,868
Adjusted operating earnings available to common shareholders (non-GAAP)	$241,306	$221,238	$219,011

Weighted average common shares outstanding, diluted	87,909,237	74,962,363	74,953,398
Earnings per common share, diluted (GAAP)	$2.24	$2.53	$2.97
Adjusted operating earnings per common share, diluted (non-GAAP)	$2.74	$2.95	$2.92

Adjusted operating noninterest expense excludes, as applicable, expenses related to the amortization of intangible assets, merger-related costs, FDIC special assessments, strategic cost saving initiatives (principally composed of severance charges related to headcount reductions and charges for exiting certain leases), legal reserves associated with our previously disclosed settlement with the CFPB, and strategic branch closing and related facility consolidation costs (principally composed of real estate, leases and other assets write downs, as well as severance and expense reduction initiatives). Adjusted operating noninterest income excludes loss on sale of securities, gain on sale-leaseback transaction and gain on sale of DHFB. These measures are similar to the measures we use when analyzing corporate performance and are also similar to the measure we use for incentive compensation. We believe these adjusted measures provide investors with important information about the continuing economic results of our operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the years ended December 31, (dollars in thousands):

	2024	2023	2022
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$507,534	$430,371	$403,802
Less: Amortization of intangible assets	19,307	8,781	10,815
Less: Merger-related costs	40,018	2,995	—
Less: FDIC special assessments	840	3,362	—
Less: Strategic cost saving initiatives	—	12,607	—
Less: Legal reserve	—	8,300	—
Less: Strategic branch closing and facility consolidation costs	—	—	5,508
Adjusted operating noninterest expense (non-GAAP)	$447,369	$394,326	$387,479
Noninterest income (GAAP)	$118,878	$90,877	$118,523
Less: Loss on sale of securities	(6,493)	(40,989)	(3)
Less: Gain on sale-leaseback transaction	—	29,579	—
Less: Gain on sale of DHFB	—	—	9,082
Adjusted operating noninterest income (non-GAAP)	$125,371	$102,287	$109,444

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

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlantic Union Bankshares Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic Union Bankshares Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Business Combination - Fair Value of Acquired Loans

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company acquired American National Bank (AMNB) on April 1, 2024. The Company accounted for this transaction as a business combination with the assets acquired and liabilities assumed being measured based at their fair values as of the acquisition date. The fair value of acquired loans held for investment (LHFI) was $2.151 billion. As disclosed by the Company, the fair values for LHFI were estimated using a discounted cash flow analysis that considered factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates. The discount rates used for loans were based on current market rates for new originations of comparable loans and factored in adjustments for any expected liquidity events.

Auditing the Company’s estimate of the fair value of acquired LHFI was subjective due to the judgment required by management in developing the discount rates used in the discounted cash flow methodology. This required a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence obtained related to the judgments made by management and required the use of professionals with specialized skill and knowledge

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's process for estimating the acquired loans fair value, including management's controls over establishing the discount rate used in the discounted cash flow methodology; and evaluating the completeness and accuracy of key inputs and assumptions used in the discounted cash flow methodology, including loan data.

To test the estimated fair value of acquired loans, our audit procedures included, among others: (i) involving valuation specialists to assist us in testing management's methodology and significant assumptions used in measuring the fair value of the acquired loan portfolio, (ii) involving valuation specialists to develop, independent expectations for discount rates and compared management's assumptions to the independently developed ranges based on third party market data, (iii) the audit team tested, the completeness and accuracy of the underlying loan data provided by management that was used in the discounted cash flow model, and (iv) the audit team searched for and evaluated information that corroborates or contradicts management's selected assumptions, including current external economic information and historical Company-specific information.

Allowance for Loan and Lease Losses (ALLL)

Description of the Matter

At December 31, 2024, the Company’s ALLL was $178.6 million. As more fully described in Note 1 and Note 4 of the consolidated financial statements, the Company’s ALLL represents management’s current estimate of expected credit losses over the life of the loans held for investment (LHFI) portfolio. The Company uses a probability/loss given default (PD/LGD) model to estimate the quantitative credit losses over a two-year forecast period before reverting to long-term average historical loss rates on a straight-line basis over the following two-year period. The Company considers qualitative factors to adjust model output when estimating the ALLL to account for expected loan losses not addressed in the models, including uncertainty regarding forecasted economic conditions and its impact on future credit losses.

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

Richmond, Virginia

February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlantic Union Bankshares Corporation

Opinion on Internal Control over Financial Reporting

We have audited Atlantic Union Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atlantic Union Bankshares Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

February 27, 2025

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(Dollars in thousands, except share data)

	2024	2023
ASSETS
Cash and cash equivalents:
Cash and due from banks	$196,435	$196,754
Interest-bearing deposits in other banks	153,695	167,601
Federal funds sold	3,944	13,776
Total cash and cash equivalents	354,074	378,131
Securities available for sale, at fair value	2,442,166	2,231,261
Securities held to maturity, at carrying value	803,851	837,378
Restricted stock, at cost	102,954	115,472
Loans held for sale	9,420	6,710
Loans held for investment, net of deferred fees and costs	18,470,621	15,635,043
Less: allowance for loan and lease losses	178,644	132,182
Total loans held for investment, net	18,291,977	15,502,861
Premises and equipment, net	112,704	90,959
Goodwill	1,214,053	925,211
Amortizable intangibles, net	84,563	19,183
Bank owned life insurance	493,396	452,565
Other assets	676,165	606,466
Total assets	$24,585,323	$21,166,197
LIABILITIES
Noninterest-bearing demand deposits	$4,277,048	$3,963,181
Interest-bearing deposits	16,120,571	12,854,948
Total deposits	20,397,619	16,818,129
Securities sold under agreements to repurchase	56,275	110,833
Other short-term borrowings	60,000	810,000
Long-term borrowings	418,303	391,025
Other liabilities	510,247	479,883
Total liabilities	21,442,444	18,609,870
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	118,519	99,147
Additional paid-in capital	2,280,547	1,782,286
Retained earnings	1,103,326	1,018,070
Accumulated other comprehensive loss	(359,686)	(343,349)
Total stockholders' equity	3,142,879	2,556,327
Total liabilities and stockholders' equity	$24,585,323	$21,166,197

Common shares outstanding	89,770,231	75,023,327
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

(Dollars in thousands, except per share amounts)

	2024	2023	2022

Interest and dividend income:
Interest and fees on loans	$1,093,004	$846,923	$555,614
Interest on deposits in other banks	10,751	6,071	2,612
Interest and dividends on securities:
Taxable	91,191	67,075	59,306
Nontaxable	32,589	34,381	42,903
Total interest and dividend income	1,227,535	954,450	660,435
Interest expense:
Interest on deposits	483,894	296,689	56,201
Interest on short-term borrowings	23,236	27,148	5,393
Interest on long-term borrowings	21,866	19,600	14,580
Total interest expense	528,996	343,437	76,174
Net interest income	698,539	611,013	584,261
Provision for credit losses	50,089	31,618	19,028
Net interest income after provision for credit losses	648,450	579,395	565,233
Noninterest income:
Service charges on deposit accounts	37,279	33,240	30,052
Other service charges, commissions and fees	7,511	7,860	6,765
Interchange fees	12,134	9,678	9,110
Fiduciary and asset management fees	25,528	17,695	22,414
Mortgage banking income	4,202	2,743	7,085
Loss on sale of securities	(6,493)	(40,989)	(3)
Bank owned life insurance income	15,629	11,759	11,507
Loan-related interest rate swap fees	9,435	10,037	12,174
Other operating income	13,653	38,854	19,419
Total noninterest income	118,878	90,877	118,523
Noninterest expenses:
Salaries and benefits	271,164	236,682	228,926
Occupancy expenses	30,232	25,146	26,013
Furniture and equipment expenses	14,582	14,282	14,838
Technology and data processing	37,520	32,484	33,372
Professional services	16,804	15,483	16,730
Marketing and advertising expense	12,126	10,406	9,236
FDIC assessment premiums and other insurance	20,255	19,861	10,241
Franchise and other taxes	18,364	18,013	18,006
Loan-related expenses	5,513	5,619	6,574
Amortization of intangible assets	19,307	8,781	10,815
Merger-related costs	40,018	2,995	—
Other expenses	21,649	40,619	29,051
Total noninterest expenses	$507,534	$430,371	$403,802
Income before income taxes	259,794	239,901	279,954
Income tax expense	50,663	38,083	45,444
Net income	209,131	201,818	234,510
Dividends on preferred stock	11,868	11,868	11,868
Net income available to common shareholders	$197,263	$189,950	$222,642

Basic earnings per common share	$2.29	$2.53	$2.97
Diluted earnings per common share	$2.24	$2.53	$2.97
Dividends declared per common share	$1.30	$1.22	$1.16
Basic weighted average number of common shares outstanding	86,149,978	74,961,390	74,949,109
Diluted weighted average number of common shares outstanding	87,909,237	74,962,363	74,953,398

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

(Dollars in thousands)

	2024	2023	2022
Net income	$209,131	$201,818	$234,510
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $243, $3,308, and $14,100, for the years ended December 31, 2024, 2023, 2022, respectively)	(913)	12,445	(53,043)
AFS securities:
Unrealized holding (losses) gains arising during period (net of tax, $5,247, $7,710, and $102,789, for the years ended December 31, 2024, 2023, 2022, respectively)	(19,739)	29,006	(386,684)
Reclassification adjustment for losses included in net income (net of tax, $1,364, $8,608, and $1, for the years ended December 31, 2024, 2023, 2022, respectively) (1)	5,129	32,381	2
HTM securities:
Reclassification adjustment for accretion of unrealized gains on AFS securities transferred to HTM (net of tax) (2)	(6)	(11)	(18)
Bank owned life insurance:
Unrealized holding (losses) gains arising during period	(16)	10	2,205
Reclassification adjustment for (gains) losses included in net income (3)	(792)	1,106	617
Other comprehensive (loss) income	(16,337)	74,937	(436,921)
Comprehensive income (loss)	$192,794	$276,755	$(202,411)

(1) The gross amounts reclassified into earnings are reported as “Other operating income” on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

(Dollars in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2021	$100,101	$173	$1,807,368	$783,794	$18,635	$2,710,071
Net income - 2022				234,510		234,510
Other comprehensive loss (net of taxes of $116,893)					(436,921)	(436,921)
Dividends on common stock ($1.16 per share)				(86,899)		(86,899)
Dividends on preferred stock ($687.52 per share)				(11,868)		(11,868)
Stock purchased under stock repurchase plan (1,278,899 shares)	(1,700)		(46,531)			(48,231)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (355,834 shares)	472		994			1,466
Stock-based compensation expense			10,609			10,609
Balance - December 31, 2022	98,873	173	1,772,440	919,537	(418,286)	2,372,737
Net income - 2023				201,818		201,818
Other comprehensive income (net of taxes of $19,623)					74,937	74,937
Dividends on common stock ($1.22 per share)				(91,417)		(91,417)
Dividends on preferred stock ($687.52 per share)				(11,868)		(11,868)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (206,181 shares)	274		(1,255)			(981)
Stock-based compensation expense			11,101			11,101
Balance - December 31, 2023	99,147	173	1,782,286	1,018,070	(343,349)	2,556,327
Net income - 2024				209,131		209,131
Other comprehensive loss (net of taxes of $4,128)					(16,337)	(16,337)
Issuance of common stock in regard to acquisition (14,349,239 shares)	19,052		486,694			505,746
Dividends on common stock ($1.30 per share)				(112,007)		(112,007)
Dividends on preferred stock ($687.52 per share)				(11,868)		(11,868)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (240,473 shares)	320		(2,229)			(1,909)
Stock-based compensation expense			13,796			13,796
Balance - December 31, 2024	$118,519	$173	$2,280,547	$1,103,326	$(359,686)	$3,142,879

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

(Dollars in thousands)

	2024	2023	2022
Operating activities:
Net income	$209,131	$201,818	$234,510
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	50,089	31,618	19,028
Depreciation of premises and equipment	12,754	12,913	14,157
Amortization, net	22,558	28,045	31,275
(Accretion) amortization related to acquisitions, net	(21,309)	4,788	3,297
Losses on securities sales, net	6,493	40,989	3
BOLI income	(15,629)	(11,759)	(11,507)
Deferred tax expense	34,145	2,171	25,055
Writedown of ROU assets, foreclosed properties, and equipment	216	1,930	4,903
Gains on sales of foreclosed properties, former bank premises, and premises and equipment, net	(1,349)	(30,365)	(3,752)
Gain on sale of DHFB	—	—	(9,082)
Loans held for sale:
Originations and purchases	(209,577)	(141,065)	(305,943)
Proceeds from sales	209,429	138,278	321,709
Changes in operating assets and liabilities:
Net increase in other assets	(83)	(23,177)	(13,185)
Net increase in other liabilities	11,588	21,861	109,205
Net cash provided by operating activities	308,456	278,045	419,673
Investing activities:
Securities AFS and restricted stock:
Purchases	(627,540)	(533,170)	(179,667)
Proceeds from sales	642,985	899,872	40,686
Proceeds from maturities, calls and paydowns	268,897	178,185	331,718
Securities HTM:
Purchases	(5,880)	(13,826)	(258,183)
Proceeds from maturities, calls and paydowns	35,533	20,329	33,997
Net change in other investments	(25,997)	(14,073)	(15,708)
Net increase in LHFI	(644,294)	(1,192,309)	(1,244,843)
Net purchases of premises and equipment	(7,393)	(5,101)	(2,855)
Proceeds from BOLI settlements	5,645	353	3,909
Proceeds from sales of foreclosed properties, former bank premises, and premises and equipment	7,369	56,462	13,538
Net cash received in acquisition	54,988	—	—
Net cash used in investing activities	(295,687)	(603,278)	(1,277,408)
Financing activities:
Net increase (decrease) in:
Non-interest-bearing deposits	162,455	(920,058)	(324,085)
Interest-bearing deposits	831,221	1,806,479	(355,349)
Short-term borrowings	(902,894)	(398,004)	1,200,967
Common stock:
Repurchases	—	—	(48,231)
Issuance	228	778	3,875
Dividends paid	(123,875)	(103,285)	(98,767)
Vesting of restricted stock, net of shares held for taxes	(3,961)	(2,494)	(3,228)
Net cash (used in) provided by financing activities	(36,826)	383,416	375,182
(Decrease) increase in cash and cash equivalents	(24,057)	58,183	(482,553)
Cash, cash equivalents and restricted cash at beginning of the period	378,131	319,948	802,501
Cash, cash equivalents and restricted cash at end of the period	$354,074	$378,131	$319,948

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

(Dollars in thousands)

	2024	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$516,486	$326,983	$70,662
Income taxes	3,754	19,496	1,625

Supplemental schedule of noncash investing and financing activities
Transfers from loans to foreclosed properties	375	—	404
Transfers from bank premises to other real estate owned	8,573	139	4,490
Transfers to LHFI from LHFS	—	—	899
Issuance of common stock in exchange for net assets in acquisition	505,402	—	—

Transactions related to acquisition
Assets acquired	2,946,897	—	—
Liabilities assumed	2,730,266	—	—

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Atlantic Union Bankshares Corporation – Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank (the “Bank”) and provides banking and related financial products and services to consumers and businesses. Except as otherwise indicated or the context suggests otherwise, references to the “Company” refers to Atlantic Union Bankshares Corporation and its subsidiaries.

Basis of Financial Information – The accounting policies and practices of Atlantic Union Bankshares Corporation and subsidiaries conform to accounting principles generally accepted in the United States (“GAAP”) and follow general practices within the banking industry. The consolidated financial statements include the accounts of the Company, which is a financial holding company and a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Atlantic Union Bank, which owns Union Insurance Group, LLC, Atlantic Union Financial Consultants, LLC, and Atlantic Union Equipment Finance, Inc.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (“ACL”), the fair value of financial instruments, and valuation of acquired assets and liabilities.

Acquisition Accounting – The Company accounts for its mergers and acquisitions that qualify as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires the use of the acquisition method of accounting, resulting in all identifiable assets acquired and liabilities assumed being recorded at their fair values as of the acquisition date, with the acquisition and merger-related transaction expenses and restructuring costs expensed in the period incurred. The determination of fair values requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. The results of operations of the acquired entity are included in the consolidated statement of income from the acquisition date.

The Company evaluates acquired loans at the acquisition date and classifies them as either – (1) loans that have experienced a more-than insignificant amount of credit deterioration since origination (“PCD” loans) or (2) loans that have not experienced a more-than insignificant amount of credit deterioration since origination (“non-PCD” loans). At acquisition, the allowance on PCD loans is booked directly to the ACL using the Company’s existing ACL methodology, but there is no initial impact to net income. Subsequent to acquisition, future changes in estimates of expected credit losses on PCD loans are recognized as provision expense (or reversal of provision expense). The ACL for non-PCD loans is recognized as provision expense in the same reporting period as the business acquisition, using the Company’s existing ACL methodology. Refer to Allowance for Credit Losses and Acquired Loans further below for additional information on the Company’s accounting policy over acquired loans and ACL.

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

See also Note 2 “Acquisitions” in this Form 10-K for additional discussion of the Company’s acquisitions.

Principles of Consolidation – The accompanying consolidated financial statements include financial information related to the Company and entities in which it has a controlling financial interest and includes Voting Interest Equities that are majority-owned subsidiaries and Variable Interest Entities (“VIEs”) where the Company is the primary beneficiary, as applicable. In preparing the consolidated financial statements, all significant inter-company accounts and transactions are eliminated. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

Segment Reporting – Operating segments are components of a business where separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers are the President and Chief Executive Officer of the Company, the President and Chief Operating Officer of the Bank, and the Chief Financial Officer of the Company. ASC 280, Segment Reporting, requires information to be reported about a company’s operating segments using a “management approach,” meaning it is based on the way management organizes segments internally to make operating decisions and assess performance. The Company has two reportable operating segments: Wholesale Banking and Consumer Banking, with corporate support functions such as corporate treasury and others included in Corporate Other.

●	Wholesale Banking: The Wholesale Banking segment provides loan, leasing, and deposit services, as well as treasury management and capital market services to wholesale customers primarily throughout Virginia, Maryland, North Carolina, and South Carolina. These customers include commercial real estate and commercial and industrial customers. This segment also includes the Company’s equipment finance subsidiary, which has nationwide exposure. The wealth management business also resides in the Wholesale Banking segment.
●	Consumer Banking: The Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division and investment management and advisory services businesses.
●	Corporate Other: Corporate Other includes the Company’s Corporate Treasury functions, such as management of the investment securities portfolio, long-term debt, short-term liquidity and funding activities, balance sheet risk management, and other corporate support functions, as well as intercompany eliminations.

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

The following is additional information on the methodologies used in preparing the operating segment results:

●	Net interest income: Interest income from loans held for investment (“LHFI”) and interest expense from deposits are reflected within respective operating segments. The Company uses a funds transfer pricing methodology which utilizes the matched funding approach to allocate a cost of funds used or credit for funds provided to all operating segment loans and deposits.
●	Provision for credit losses: Provision for credit losses is assigned to operating segments at the instrument-level based on the operating segment that the related loan or security resides in.
●	Noninterest income: Noninterest fees and other revenue associated with loans or customers are included within each operating segment.
●	Noninterest expense: Certain noninterest expenses incurred by corporate support functions are allocated based on assumptions regarding the extent to which each operating segment actually uses the services.
●	Goodwill: Goodwill is assigned to reportable operating segments based on the relative fair value of each segment.

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

Securities and Other Investments – The Company purchases securities that are classified as trading, held to maturity, or available for sale based on management’s intent and will periodically reassess. Management determines the appropriate classification of debt and equity securities at the time of purchase. Amortization of purchase premiums or discounts on investment securities is included in interest income on the Consolidated Statements of Income. Premiums and discounts on investment securities are generally amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities (“MBS”) where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date and discounts on callable debt securities are amortized to their maturity date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

●	Available for Sale (“AFS”) Debt Securities: Debt securities that management intends to hold for an indefinite period, including securities used as part of the Company’s asset/liability strategy that may be sold in response to changes in interest rates, liquidity needs, or other factors are classified as AFS. AFS securities are reported at fair value with unrealized gains or losses, net of deferred taxes, included in accumulated other comprehensive loss in stockholders’ equity.

●	Held to Maturity (“HTM”) Debt Securities: Debt securities that the Company has the positive intent and ability to hold to maturity are classified as HTM. HTM securities are reported at amortized cost. Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income (loss) and in the amortized cost of the HTM securities. Such amounts are accreted over the remaining life of the security with no impact on future net income.

●	Equity Securities: Equity securities without a readily determinable fair value are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but the Company does not have a controlling financial interest in the investee. Under the equity method, securities are recorded at cost, less any impairment, and are adjusted for the Company’s share of the earnings, losses, and/or dividends reported by equity method investees which is classified as income on the Consolidated Statements of Income. Equity securities for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting. Under the cost method, equity securities are carried at cost less any impairment and adjusted for certain distributions and additional investments. Equity securities in unconsolidated entities with a readily determinable fair value that are not accounted for under the equity method are measured at fair value through net income. Equity securities are presented in other assets on the Consolidated Balance Sheet.

●	Tax Equity Investments: The Company invests in various tax credit investments, including primarily those in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing and historic tax credits for these investments, as well as solar tax credit investments. The Company accounts for its eligible tax equity investments using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statements as a component of income tax expense/(benefit). Tax equity investments are presented in other assets on the Consolidated Balance Sheet.

●	Restricted Stock, at cost: Due to restrictions placed upon the Bank’s common stock investments in the Federal Reserve Bank of Richmond (“FRB”) and the Federal Home Loan Bank of Atlanta (“FHLB”), these securities have been classified as restricted equity securities and are carried at cost and evaluated for impairment based on the Company’s expectation of the ultimate recoverability of the stock’s par value. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. The Company accrues dividends on FRB stock when the Bank is entitled to receive them in accordance with regulatory requirements, which are recorded in Interest income on the Company’s Consolidated Statements of Income.

Variable Interest Entity (“VIE”) – A VIE is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets. VIEs by design, either lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties or have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. Consolidation of a VIE is appropriate if a reporting entity holds a controlling financial interest in the VIE and is the primary beneficiary.

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

Loans Held for Sale (“LHFS”) – LHFS are loans for which the Company does not have the intent or ability to hold for the foreseeable future and primarily consist of residential real estate loans originated for sale in the secondary market. Credit risk associated with such loans is mitigated by entering into sales commitments with third-party investors to purchase the loans when they are originated. This practice has the effect of minimizing the amount of such loans that are unsold and the interest rate risk at any point in time. The Company does not service these loans after they are sold. The Company records residential real estate LHFS under the fair value option. The Company may periodically have other non-residential real estate LHFS that are recorded using lower of amortized cost or fair value less costs to sell, and any write downs or subsequent recoveries are recognized through a valuation allowance and gains on sale are recorded in “Other operating income” on the Company’s Consolidated Statements of Income.

Loans Held for Investment (“LHFI”) – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for any charge-offs, the allowance for loan and lease losses (“ALLL”), any deferred fees and costs on originated loans, and unamortized purchase discounts or premiums on acquired loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs and purchase discounts and premiums, are deferred and recognized as an adjustment of the related loan yield using the effective interest method.

The Company has two loan portfolio segments: Commercial and Consumer. These loan portfolio segments are further disaggregated into classes of financing receivable. Below is a summary of the current loan portfolios:

Commercial:

●	Commercial & Industrial – Loans generally made to support borrowers’ needs for short-term or seasonal cash flow and equipment/vehicle purchases. Repayment relies upon the successful operation of the business. This type of lending typically carries a lower level of commercial credit risk as compared to other commercial lending. The Company manages this risk by using general underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry.
●	Commercial Real Estate – Owner Occupied – Term loans made to support owner occupied real estate properties that rely upon the successful operation of the business occupying the property for repayment. General market conditions and economic activity may affect these types of loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by avoiding concentrations to any one business or industry.
●	Commercial Real Estate – Non-Owner Occupied – Term loans typically made to borrowers to support income producing properties that rely upon the successful operation of the property for repayment. General market

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
●	Construction and Land Development – Construction loans generally made to commercial and residential developers and builders for specific construction projects. The successful repayment of these types of loans is generally dependent upon (a) a commitment for permanent financing from the Company or other lender, or (b) from the sale of the constructed property. These loans carry more risk than both types of commercial real estate term loans due to the dynamics of construction projects, changes in interest rates, the long-term financing market, and state and local government regulations. As in commercial real estate term lending, the Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations to any one business, industry, property type, or market.

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

●	Multifamily Real Estate – Loans made to real estate investors to support permanent financing for multifamily residential income producing properties that rely on the successful operation of the property for repayment. This operation mainly involves property maintenance, re-leasing upon tenant turnover and collection of rents due from tenants. This type of lending carries a lower level of risk as compared to other commercial lending. The Company manages this risk by avoiding concentrations with any particular customer and if necessary, in any particular submarket.
●	Other Commercial – Portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment. The Company manages these risks by using general underwriting policies and procedures for these types of loans and experienced underwriting. Loans that support small business lines of credit and agricultural lending are included in this category.
●	Residential 1-4 Family – Commercial – Loans made to commercial borrowers where the loan is secured by residential property. The Residential 1-4 Family - Commercial loan portfolio carries risks associated with the creditworthiness of the tenant, the ability to re-lease the property when vacancies occur, and changes in loan-to-value ratios. The Company manages these risks through policies and procedures, such as limiting loan-to-value ratios at origination, requiring guarantees, experienced underwriting, and requiring standards for appraisers.

Consumer:

●	Auto – The consumer indirect auto lending portfolio carries certain risks associated with the values of the collateral that management must mitigate. The Company focuses its indirect auto lending on one to two-year-old used vehicles where substantial depreciation has already occurred thereby minimizing the risk of significant loss of collateral values in the future. This type of lending places reliance on computer-based loan approval systems to supplement other underwriting standards.
●	Consumer – Included in this category are loans to consumer borrowers for various personal and household purposes as well as loans purchased through various third-party lending programs. These portfolios carry risks associated with the borrower, changes in the economic environment, and the vendors themselves. The Company manages these risks through policies that require minimum credit scores and other underwriting requirements, robust analysis of actual performance versus expected performance, as well as ensuring compliance with the Company’s vendor management program.

●	Residential 1-4 Family – Consumer – Loans generally made to consumer residential borrowers. The Residential 1-4 Family - Consumer loan portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, experienced underwriting, requiring standards for appraisers, and not making subprime loans.
●	Residential 1-4 Family – Revolving – The consumer portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures, such as limiting loan-to-value ratios at origination, using experienced underwriting, requiring standards for appraisers, and not making subprime loans.

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

Allowance for Credit Losses – The ACL consists of the ALLL, reserve for unfunded commitments, and the allowance for credit losses on securities. The Company’s ACL is governed by the Company’s Allowance Committee, which reports to the Audit Committee and contains representatives from the Company’s finance, credit, and risk teams, and is responsible for approving the Company’s estimate of expected credit losses and resulting ACL. The Allowance Committee considers the quantitative model results and qualitative factors when approving the final ACL. The Company’s ACL model is subject to the Company’s model risk management program, which is overseen by the Technology and Third-Party Risk Committee that reports to the Company’s Management Risk Committee and Board Risk Committee. The ALLL includes qualitative adjustments to capture the impact of factors or uncertainties not reflected in the quantitative model. These qualitative adjustments are comprised of relevant internal and external factors within the qualitative framework that adheres to the Interagency Policy Statement on Allowances for Credit Losses.

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

Determining the Contractual Term – Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless the extensions or renewal options are included in the original or modified contract at the reporting date and are not unconditionally legally cancelable by the Company.

The Company’s ALLL measures the expected lifetime loss using pooled assumptions and loan-level details for financial assets that share common risk characteristics and evaluates an individual reserve in instances where the financial assets do not share the same risk characteristics.

Collectively Assessed Reserve Consideration – Loans that share common risk characteristics are considered collectively assessed. Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics.

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

Individually Assessed Reserve Consideration – Loans that do not share similar risk characteristics with any loan segments are evaluated on an individual basis. The individual reserve component relates to loans that have shown substantial credit deterioration as measured by nonaccrual status, risk rating, and/or delinquency status. In addition, the Company has elected the practical expedient that would include loans for individual assessment consideration if the repayment of the loan is expected substantially through the operation or sale of collateral because the borrower is experiencing financial difficulty. Where the expected source of repayment is from the sale of collateral, the ALLL is based on the fair value of the underlying collateral, less selling costs, compared to the amortized cost basis of the loan. If the ALLL is based on the operation of the collateral, the reserve is calculated based on the fair value of the collateral calculated as the present value of expected cash flows from the operation of the collateral, compared to the amortized cost basis. If the Company determines that the value of a collateral dependent loan is less than the recorded investment in the loan, the Company charges off the deficiency if it is determined that such amount is deemed uncollectible. Typically, a loss is confirmed when the Company is moving toward foreclosure or final disposition.

The Company obtains appraisals from an approved list of independent, third-party appraisers located in the market in which the collateral is located. In some cases for special property types, the Company may obtain appraisals from appraisers who specialize in the property type nationwide that are located outside of the market where the collateral is located. The Company’s approved appraiser list is continuously maintained by the Company’s Real Estate Valuation Department, which seeks to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market and property type. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal Real Estate Valuation Department, which reports to the Enterprise Risk Management group, performs either a technical or administrative review of all appraisals obtained in accordance with the Company’s Appraisal Policy. The Appraisal Policy mirrors the Federal regulations governing appraisals, specifically the Interagency Appraisal and Evaluation Guidelines and the Financial Institutions Reform, Recovery, and Enforcement Act. The Real

Estate Valuation Department performs a technical review of the overall quality of the appraisal and an administrative review confirms that all of the required components of an appraisal are present. The Company obtains independent appraisals or valuations on all individually assessed loans and obtains an updated appraisal or valuation every twelve months. Adjustments to real estate appraised values are only permitted to be made by the Real Estate Valuation Department and must be approved by the Chief Appraiser. The individually assessed analysis is reviewed and approved by Special Assets managers. External valuation sources are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. The ALLL on loans individually assessed is updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.

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

If unrealized losses are related to credit quality, the Company estimates the credit related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis. Non-credit related declines in fair value are recognized in other comprehensive income (loss), net of applicable taxes. Changes in the ACL are recorded as a provision for or reversal of credit loss expense. Charge-offs are recorded against the ACL when management believes the amount is no longer collectible. A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent.

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

Acquired Loans – Acquired loans are recorded at their fair value at the acquisition date without carryover of the acquiree’s previously established ALLL. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans are also classified as either PCD or Non-PCD. Acquired loans are subject to the Company’s ALLL policy upon acquisition.

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

Loan Modifications – The Company refers to loan modifications where the borrower is experiencing financial difficulty and the modification is in the form of principal forgiveness, interest rate reductions, term extensions, other-than-insignificant payment delays, or a combination of the above modifications, as troubled loan modifications (“TLMs”). The Company accounts for TLMs consistently with its accounting policy for accounting for loan modifications. The ALLL on TLMs is measured using the same method as all other LHFI.

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

Goodwill and Intangible Assets – The Company follows ASC 350, Intangibles – Goodwill and Other, which prescribes the accounting for goodwill and intangible assets. The Company’s goodwill is associated with completed merger transactions. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets determined to have an indefinite useful life are not amortized and are tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Goodwill is the only intangible asset with an indefinite life included on the Company’s Consolidated Balance Sheets.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 4 years to 15 years, to their estimated residual values. Core deposit intangibles are amortized using an accelerated method and other amortizable intangible assets are amortized using various methods.

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

Lessee arrangements with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The right of use (“ROU”) assets and lease liabilities associated with operating and finance leases greater than 12 months are recorded in the Company’s Consolidated Balance Sheets; ROU assets within “Other assets” and lease liabilities within “Other liabilities.” ROU assets represent the Company’s right to use an underlying asset over the course of the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The initial measurement of lease liabilities and ROU assets are the same for operating and finance leases. Lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments, discounted using the implicit rate, if available, or the incremental borrowing rate. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets are recognized at commencement date based on the initial measurement of the lease liability, any lease payments made excluding lease incentives, and any initial direct costs incurred. Most of the Company’s operating leases include one or more options to renew and if the Company is reasonably certain to exercise those options, it would be included in the measurement of the operating ROU assets and lease liabilities.

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

The Company accounts for its derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging. Derivatives are recognized at fair value and presented as “Other assets” and “Other liabilities” on the Company’s Consolidated Balance Sheets as applicable. The related gains or losses are included in operating activities as changes in other assets and other liabilities in the Company’s Consolidated Statements of Cash Flow. Changes in fair value are recorded based on whether the derivative is designated and qualified for hedge accounting. For Cash Flow hedges, changes in fair value are recorded in other comprehensive income (loss) and are reclassified to Other Operating Income in the Company’s Consolidated Statements of Income when the hedged transaction is reflected in earnings. For Fair Value hedges, the change in the fair value of the hedge and the hedged item are included in Other operating income in the Company’s Consolidated Statements of Income. Changes in fair value on derivatives not designated for hedge accounting are included in Other operating income in the Company’s Consolidated Statements of Income. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. For the over-the-counter derivatives cleared with central clearinghouses, the variation margin is treated as settlement of the related derivatives fair values.

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

●	Cash Flow - The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate financial instruments. The Company uses interest rate swap agreements as part of its hedging strategy by exchanging a notional amount, equal to the principal amount of the borrowings or commercial loans, for fixed-rate interest based on benchmarked interest rates. The original terms and conditions of the interest rate swaps vary and range in length.

●	Fair Value - Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates. Fair value hedges include interest rate swap agreements on fixed rate loans and fixed rate callable AFS securities.

Derivatives not designated as accounting hedges:

●	Interest Rate Contracts -The Company enters into interest rate contracts with borrowers to help meet their financing needs. Upon entering into interest rate contracts, the Company enters into offsetting positions with a third party in order to minimize interest rate risk. These interest rate contracts include loan swaps and interest rate cap agreements.

●	Risk Participation Agreements -The Company enters into Risk Participation Agreements where it may either sell or assume credit risk related to a borrower’s performance under certain non-hedging interest rate derivative contracts on participated loans. The Company manages its credit risk under Risk Participation Agreements by monitoring the creditworthiness of the borrowers based on the Company’s normal credit review process.

●	Foreign Exchange Contracts -The Company enters into certain foreign exchange derivative contracts that are not designated as accounting hedges primarily to support the banking needs of certain commercial banking customers.
●	Interest Rate Lock Commitments -The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). For commitments issued in connection with potential loans intended for sale, the Company enters into positions of forward month MBS to be announced contracts on a mandatory basis or on a one-to-one forward sales contract on a best-efforts basis to control interest rate risk. Both the rate lock commitment and the forward to be announced contract are considered to be derivatives. Certain risks arise from the forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. Additional risks inherent in mandatory delivery programs include the risk that, if the Company does not close the loans subject to rate lock commitments, it will still be obligated to deliver MBS to the counterparty under the forward sales agreement.

Stock Compensation Plan – The Company issues equity awards to employees and directors through either stock awards, restricted stock awards (“RSAs”), or PSUs. The Company complies with ASC 718, Compensation – Stock Compensation, which requires the costs resulting from all stock-based payments to employees be recognized in the Company’s consolidated financial statements.

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

Earnings Per Common Share (“EPS”) – Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance, such as stock options, unvested restricted shares, and the dilutive effect of the Forward Sale Agreements as described in Note 12 “Stockholders’ Equity” in this Form 10-K. Potential common shares that may be issued by the Company are determined using the treasury stock method.

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

Fair Value – The Company follows ASC 820, Fair Value Measurement, to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.

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

Valuation Process:

Level 2 AFS and HTM securities are valued by a third-party portfolio accounting service vendor whose primary source for security valuation is the Intercontinental Exchange Data Service, or ICE, which evaluates securities based on market data. ICE uses evaluated pricing models that vary by asset class and includes available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality controls. The vendor utilizes proprietary valuation matrices for valuing all municipal securities. The initial curves for determining the price, movement, and yield relationships within the municipal matrices are derived from industry benchmark curves or sourced from a municipal trading desk. The securities are further broken down according to issuer, credit support, state of issuance, and rating to incorporate additional spreads to the industry benchmark curves. The Company primarily uses the Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source.

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

Adoption of New Accounting Standards – In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced segment reporting disclosures. This guidance requires that interim disclosures align to the annual disclosure requirements and introduces additional disclosures intended to provide more insight into segment operations. The amendments are effective for fiscal years beginning after December 14, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective December 31, 2024. ASU 2023-07 did not have an impact on the Company’s financial condition or results of operations but did result in additional disclosures. For further information, refer to Note 18 “Segment Reporting and Revenue” in this Form 10-K.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors and instead requires that an entity evaluate whether a loan modification represents a new loan or a continuation of an existing loan, consistent with the accounting for other loan modifications. The amendment also introduces new disclosure requirements for modifications to loans made to a borrower experiencing financial difficulty in the form of principal forgiveness, interest rate reductions, term extensions, or other-than-insignificant payment delays. The Company refers to these modifications to borrowers experiencing financial difficulty as Troubled Loan Modifications, or TLMs. In addition, the amendments require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted the amendments of ASU 2022-02 effective January 1, 2023 on a prospective basis.

In March 2020, the FASB issued ASC 848, Reference Rate Reform. This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform associated with the London Interbank Offered Rate, or LIBOR, transition. LIBOR and other interbank offered rates are widely used benchmark or reference rates that have been used in the valuation of loans, derivatives, and other financial contracts. ASC 848 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASC 848 is intended to help stakeholders during the global market-wide reference rate transition period. The LIBOR cessation date for U.S. dollar settings was June 30, 2023. The amendments are effective as of March 12, 2020 through December 31, 2024 and can be adopted at an instrument level. The Company has elected the practical expedients provided in ASC 848 related to (1) accounting for contract modifications on its loans and securities tied to LIBOR and (2) asserting probability of the hedged item occurring, regardless of any expected modification in terms related to reference rate reform for the newly executed cash flow hedges. This amendment did not have a significant impact on the Company’s consolidated financial statements.

2. ACQUISITIONS

American National Bankshares Inc. Acquisition

On April 1, 2024, the Company completed its previously announced merger with American National Bankshares Inc. (“American National”), the holding company for American National Bank and Trust Company, headquartered in Danville, Virginia. Under the terms of the American National merger agreement, at the effective time of the merger, each outstanding share of American National common stock was converted into 1.35 shares of the Company’s common stock, resulting in 14.3 million additional shares issued, or aggregate consideration of $505.5 million, based on the closing price per share of the Company’s common stock as quoted on NYSE on March 28, 2024, which was the last trading day prior to the consummation of the acquisition. With the acquisition of American National, the Company acquired 26 branches, deepening its presence in Central and Western Virginia, and expanding its franchise into contiguous markets in Southern Virginia and in North Carolina.

As a result of the American National acquisition, the Company recorded preliminary goodwill totaling $288.8 million at December 31, 2024, which reflects expected synergies and economies of scale from the acquisition, allocated between the Company’s Wholesale Banking ($210.8 million) and Consumer Banking ($78.0 million) reporting segments, which is not deductible for tax purposes. While the Company believed the information available on April 1, 2024 provided a reasonable basis for estimating fair value, the Company obtained additional information and evidence within the one year measurement period, that resulted in changes to the estimated fair value amounts and associated goodwill for which measurement period adjustments were recorded. Measurement period adjustments recorded during the third and fourth quarters of 2024 related to the Company’s foreclosed properties, deferred tax assets, long-term borrowings, and franchise tax accruals, which resulted in a $6.5 million increase in the preliminary goodwill recognized as part of the American National acquisition during the second quarter of 2024. Valuations subject to change include, but are not limited to: LHFI, identified intangible assets, certain deposits, income taxes, and certain other assets and liabilities. In addition, certain reclassification adjustments were made to other assets and other liabilities to conform to the Company’s current balance sheet presentation.

The following table provides a summary of the consideration transferred and the fair value of the assets acquired and liabilities assumed as of the date of the acquisition, reflecting the aforementioned measurement period and reclassification adjustments (dollars in thousands):

Purchase price consideration		$505,473

Fair value of assets acquired:
Cash and cash equivalents	$55,060
Securities AFS	507,764
LHFS	2,611
LHFI	2,151,517
Premises and equipment	35,802
Core deposit intangibles and other intangibles	84,687
Bank owned life insurance	30,627
Other assets	78,829
Total assets	$2,946,897

Fair value of liabilities assumed:
Deposits	$2,583,089
Short-term borrowings	98,336
Long-term borrowings	25,890
Other liabilities	22,951
Total liabilities	$2,730,266

Fair value of net assets acquired		$216,631
Preliminary goodwill		$288,842

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

Core deposit intangible (“CDI”) and other intangibles: CDI represents the future economic benefit of acquired customer deposits. The fair value of the CDI asset was estimated based on a discounted cash flow methodology that incorporated expected customer attrition rates, cost of deposit base, net maintenance cost associated with customer deposits, and the cost for alternative funding sources. The discount rates used were based on market rates. Other intangibles include customer relationship intangible assets and non-compete intangible assets. Customer relationship intangible assets represent the value associated with customer relationships related to the wealth management business that was acquired. Non-compete intangible assets represent the value associated with non-compete agreements for former employees in place at the date of the acquisition.

BOLI: The fair value of BOLI is carried at its current cash surrender value, which is the most reasonable estimate of fair value.

Deposits: The fair value of interest-bearing and non-interest-bearing deposits is the amount payable on demand at the acquisition date. The fair value of time deposits was estimated using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.

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

The following table presents for illustrative purposes only certain pro forma information as if the Company had acquired American National on January 1, 2022. These results combine the historical results of American National in the Company's Consolidated Statements of Income and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2022. No adjustments have been made to the pro forma results regarding possible revenue enhancements, provision for credit losses, or expense efficiencies. Pro forma adjustments below include the net impact of American National’s accretion and the elimination of merger-related costs, as disclosed below. The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition, which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma
	2024 (2)	2023 (2)	2022(2)
	(unaudited)	(unaudited)	(unaudited)
Total revenues (1)	$851,403	$846,174	$853,195
Net income available to common shareholders (3)	$241,819	$238,662	$276,773

(1) Includes net interest income and noninterest income.

(2) Includes the net impact of American National’s accretion adjustments of $5.0 million, $19.7 million, and $19.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

(3) For the years ended December 31, 2024, 2023, and 2022, excludes merger-related costs as noted below.

Merger-related costs, net of tax, were $33.5 million, $2.9 million, and $0 for the years ended December 31, 2024, 2023, and 2022, respectively. In 2024, merger-related costs include expenses for both the completed American National acquisition and the pending merger with Sandy Spring Bancorp, Inc. (“Sandy Spring”), while 2023 costs related solely to the American National acquisition. Merger-related costs include costs such as employee severance, professional fees, system conversion, and lease and contract termination expenses, which have been expensed as incurred, and are recorded in “Merger-related costs” on the Company’s Consolidated Statements of Income.

The Company’s operating results for the year ended December 31, 2024 include the operating results of the acquired assets and assumed liabilities of American National subsequent to the acquisition on April 1, 2024. Due to the merging of certain processes and the conversion of American National’s systems during the second quarter of 2024, historical reporting for the former American National operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

3. SECURITIES AND OTHER INVESTMENTS

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of December 31, are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
2024
U.S. government and agency securities	$65,650	$390	$(27)	$66,013
Obligations of states and political subdivisions	597,956	84	(129,703)	468,337
Corporate and other bonds (1)	253,526	505	(9,319)	244,712
Commercial MBS
Agency	285,949	348	(44,678)	241,619
Non-agency	61,552	4	(2,110)	59,446
Total commercial MBS	347,501	352	(46,788)	301,065
Residential MBS
Agency	1,478,648	1,375	(216,754)	1,263,269
Non-agency	99,622	672	(3,384)	96,910
Total residential MBS	1,578,270	2,047	(220,138)	1,360,179
Other securities	1,860	—	—	1,860
Total AFS securities	$2,844,763	$3,378	$(405,975)	$2,442,166

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

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value(2)	Losses	Value	Losses
December 31, 2024
U.S. government and agency securities	$1,935	$(2)	$1,286	$(25)	$3,221	$(27)
Obligations of states and political subdivisions	6,560	(322)	444,056	(129,381)	450,616	(129,703)
Corporate and other bonds (1)	8,620	(27)	145,655	(9,292)	154,275	(9,319)
Commercial MBS
Agency	31,291	(359)	160,880	(44,319)	192,171	(44,678)
Non-agency	24,864	(1,188)	21,110	(922)	45,974	(2,110)
Total commercial MBS	56,155	(1,547)	181,990	(45,241)	238,145	(46,788)
Residential MBS
Agency	104,477	(546)	895,714	(216,208)	1,000,191	(216,754)
Non-agency	6,067	(98)	27,851	(3,286)	33,918	(3,384)
Total residential MBS	110,544	(644)	923,565	(219,494)	1,034,109	(220,138)
Total AFS securities	$183,814	$(2,542)	$1,696,552	$(403,433)	$1,880,366	$(405,975)

December 31, 2023
U.S. government and agency securities	$—	$—	$1,980	$(34)	$1,980	$(34)
Obligations of states and political subdivisions	11,758	(2,090)	455,931	(109,361)	467,689	(111,451)
Corporate and other bonds (1)	89,450	(531)	144,155	(19,243)	233,605	(19,774)
Commercial MBS
Agency	35,665	(547)	143,657	(40,634)	179,322	(41,181)
Non-agency	—	—	64,778	(1,965)	64,778	(1,965)
Total commercial MBS	35,665	(547)	208,435	(42,599)	244,100	(43,146)
Residential MBS
Agency	59,707	(491)	1,011,809	(205,144)	1,071,516	(205,635)
Non-agency	9,022	(41)	40,085	(5,786)	49,107	(5,827)
Total residential MBS	68,729	(532)	1,051,894	(210,930)	1,120,623	(211,462)
Total AFS securities	$205,602	$(3,700)	$1,862,395	$(382,167)	$2,067,997	$(385,867)

(1) Other bonds include asset-backed securities.

(2) Comprised of 726 and 757 individual securities as of December 31, 2024 and December 31, 2023, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at December 31, 2024 and 2023 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s MBS are issued by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating. The Company’s AFS investment portfolio is generally highly-rated or agency backed. At December 31, 2024 and 2023, all AFS securities were current with no securities past due or on non-accrual, and no ACL was held against the Company’s AFS securities portfolio.

The following table presents the amortized cost and estimated fair value of AFS securities as of December 31, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2024		2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$35,954	$35,808	$52,427	$51,936
Due after one year through five years	215,517	215,513	150,271	149,545
Due after five years through ten years	286,487	271,443	282,309	261,720
Due after ten years	2,306,805	1,919,402	2,130,529	1,768,060
Total AFS securities	$2,844,763	$2,442,166	$2,615,536	$2,231,261

Refer to Note 10 "Commitments and Contingencies" in this Form 10-K for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of December 31, 2024 and 2023.

Accrued interest receivable on AFS securities totaled $10.1 million and $9.5 million at December 31, 2024 and 2023 respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the years ended December 31, 2024, 2023, and 2022, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

Held to Maturity

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
2024
Obligations of states and political subdivisions	$697,683	$715	$(31,763)	$666,635
Corporate and other bonds (1)	3,322	—	(82)	3,240
Commercial MBS
Agency	26,787	—	(6,185)	20,602
Non-agency	17,922	28	(659)	17,291
Total commercial MBS	44,709	28	(6,844)	37,893
Residential MBS
Agency	37,808	—	(6,288)	31,520
Non-agency	20,329	—	(282)	20,047
Total residential MBS	58,137	—	(6,570)	51,567
Total HTM securities	$803,851	$743	$(45,259)	$759,335

(1) Other bonds include asset-backed securities.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
2023
Obligations of states and political subdivisions	$699,189	$6,175	$(23,464)	$681,900
Corporate and other bonds (1)	4,349	—	(100)	4,249
Commercial MBS
Agency	27,477	—	(5,570)	21,907
Non-agency	24,503	37	(449)	24,091
Total commercial MBS	51,980	37	(6,019)	45,998
Residential MBS
Agency	40,562	—	(5,713)	34,849
Non-agency	41,298	122	(342)	41,078
Total residential MBS	81,860	122	(6,055)	75,927
Total HTM securities	$837,378	$6,334	$(35,638)	$808,074

(1) Other bonds include asset-backed securities.

The following table presents the amortized cost of HTM securities as of December 31, by security type and credit rating (dollars in thousands):

	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	subdivisions	bonds	securities	securities
2024
Credit Rating:
AAA/AA/A	$686,923	$—	$5,748	$692,671
BBB/BB/B	1,144	—	—	1,144
Not Rated – Agency (1)	—	—	64,595	64,595
Not Rated – Non-Agency (2)	9,616	3,322	32,503	45,441
Total	$697,683	$3,322	$102,846	$803,851
2023
Credit Rating:
AAA/AA/A	$688,499	$—	$9,720	$698,219
BBB/BB/B	1,166	—	—	1,166
Not Rated – Agency (1)	—	—	68,039	68,039
Not Rated – Non-Agency (2)	9,524	4,349	56,081	69,954
Total	$699,189	$4,349	$133,840	$837,378

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

	2024		2023
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$3,369	$3,358	$3,065	$3,058
Due after one year through five years	18,293	18,547	34,093	34,613
Due after five years through ten years	115,243	109,358	45,919	45,263
Due after ten years	666,946	628,072	754,301	725,140
Total HTM securities	$803,851	$759,335	$837,378	$808,074

Refer to Note 10 “Commitments and Contingencies” in this Form 10-K for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of December 31, 2024 and 2023.

Accrued interest receivable on HTM securities totaled $8.4 million at both December 31, 2024 and 2023, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the years ended December 31, 2024, 2023 and 2022, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. At December 31, 2024 and 2023, the Company’s HTM securities were all current, with no securities past due or on non-accrual. The Company’s HTM securities ACL was immaterial at December 31, 2024 and 2023.

Restricted Stock, at cost

The FHLB required the Bank to maintain stock in an amount equal to 4.75% and 4.25% of outstanding borrowings and a specific percentage of the member’s total assets at December 31, 2024 and 2023, respectively. The FRB requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. At December 31, 2024 and 2023, restricted stock consists of FRB stock in the amount of $82.9 million and $67.0 million, respectively, and FHLB stock in the amount of $20.1 million and $48.4 million, respectively.

Tax Equity Investments

For the years ended December 31, 2024, 2023, and 2022, the Company recognized amortization of $8.8 million, $4.8 million, and $4.1 million, respectively, and tax credits and tax savings of $10.3 million, $5.7 million, and $4.9 million, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these tax equity investments was $88.7 million and $64.3 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Company’s recorded liability totaled $55.6 million and $39.5 million, respectively, for the related unfunded commitments, which are expected to be paid throughout the years 2025 through 2039.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the years ended December 31, (dollars in thousands):

	2024	2023	2022
Realized gains (losses): (1)
Gross realized gains	$33	$1,355	$—
Gross realized losses	(6,526)	(42,344)	(3)
Net realized losses	$(6,493)	$(40,989)	$(3)
Proceeds from sales of securities	$642,985	$899,872	$40,686

(1) Includes gains (losses) on sales and calls of securities

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables exclude LHFS for the year ended December 31, 2024, and include loans acquired in the American National acquisition as of December 31, 2024. Refer to Note 2 “Acquisitions” in this Form 10-K for further information about the American National acquisition. The Company’s LHFI are stated at their face amount, net of deferred fees and costs, and consisted of the following for the years ended December 31, (dollars in thousands):

	2024	2023
Construction and Land Development	$1,731,108	$1,107,850
CRE – Owner Occupied	2,370,119	1,998,787
CRE – Non-Owner Occupied	4,935,590	4,172,401
Multifamily Real Estate	1,240,209	1,061,997
Commercial & Industrial	3,864,695	3,589,347
Residential 1-4 Family – Commercial	719,425	522,580
Residential 1-4 Family – Consumer	1,293,817	1,078,173
Residential 1-4 Family – Revolving	756,944	619,433
Auto	316,368	486,926
Consumer	104,882	120,641
Other Commercial	1,137,464	876,908
Total LHFI, net of deferred fees and costs(1)	18,470,621	15,635,043
Allowance for loan and lease losses	(178,644)	(132,182)
Total LHFI, net	$18,291,977	$15,502,861

(1) Total loans included unamortized premiums and discounts, and unamortized deferred fees and costs totaling $220.6 million and $79.7 million as of December 31, 2024 and 2023, respectively.

Accrued interest receivable on LHFI totaled $73.7 million and $72.5 million at December 31, 2024 and 2023, respectively. Accrued interest receivable write-offs were not material to the Company’s consolidated financial statements for the years ended December 31, 2024, 2023, and 2022.

The following table shows the aging of the Company’s LHFI portfolio, by class, as of December 31, 2024 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,729,637	$38	$—	$120	$1,313	$1,731,108
CRE – Owner Occupied	2,362,458	2,080	1,074	1,592	2,915	2,370,119
CRE – Non-Owner Occupied	4,926,168	1,381	—	6,874	1,167	4,935,590
Multifamily Real Estate	1,238,711	1,366	—	—	132	1,240,209
Commercial & Industrial	3,820,564	9,405	69	955	33,702	3,864,695
Residential 1-4 Family – Commercial	715,604	697	665	949	1,510	719,425
Residential 1-4 Family – Consumer	1,266,467	5,928	7,390	1,307	12,725	1,293,817
Residential 1-4 Family – Revolving	747,474	1,824	2,110	1,710	3,826	756,944
Auto	311,354	3,615	456	284	659	316,368
Consumer	103,528	804	486	44	20	104,882
Other Commercial	1,132,960	2,167	2,029	308	—	1,137,464
Total LHFI, net of deferred fees and costs	$18,354,925	$29,305	$14,279	$14,143	$57,969	$18,470,621
% of total loans	99.37%	0.16%	0.08%	0.08%	0.31%	100.00%

The following table shows the aging of the Company’s LHFI portfolio, by class, as of December 31, 2023 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,107,183	$270	$24	$25	$348	$1,107,850
CRE – Owner Occupied	1,991,632	1,575	—	2,579	3,001	1,998,787
CRE – Non-Owner Occupied	4,156,089	545	184	2,967	12,616	4,172,401
Multifamily Real Estate	1,061,851	—	146	—	—	1,061,997
Commercial & Industrial	3,579,657	4,303	49	782	4,556	3,589,347
Residential 1-4 Family – Commercial	518,150	567	676	1,383	1,804	522,580
Residential 1-4 Family – Consumer	1,053,255	7,546	1,804	4,470	11,098	1,078,173
Residential 1-4 Family – Revolving	611,584	2,238	1,429	1,095	3,087	619,433
Auto	480,557	4,737	872	410	350	486,926
Consumer	119,487	770	232	152	—	120,641
Other Commercial	870,339	6,569	—	—	—	876,908
Total LHFI, net of deferred fees and costs	$15,549,784	$29,120	$5,416	$13,863	$36,860	$15,635,043
% of total loans	99.45%	0.19%	0.03%	0.09%	0.24%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status with no related ALLL, as of December 31, (dollars in thousands):

	2024	2023
Commercial & Industrial	$2,510	$—
CRE – Non-Owner Occupied	—	4,835
Total LHFI	$2,510	$4,835

There was no interest income recognized on nonaccrual loans during the years ended December 31, 2024, 2023 and 2022.

Troubled Loan Modifications

As of December 31, 2024 and 2023, the Company had loan modifications to borrowers experiencing financial difficulty (“TLMs”) with an amortized cost basis of $35.2 million and $51.2 million, respectively, and an associated ALLL of $454,000 and $289,000, respectively.

The following tables present the amortized cost basis of TLMs as of December 31, (dollars in thousands):

	2024
	Amortized Cost	% of Total Class of Financing Receivable
Combination - Other-Than-Insignificant Payment Delay and Term Extension
CRE – Non-Owner Occupied	$16,937	0.34%
Other Commercial	3,273	0.29%
Total Combination - Other-Than-Insignificant Payment Delay and Term Extension	$20,210

Term Extension
Construction and Land Development	$49	NM
Commercial and Industrial	1,434	0.04%
CRE – Non-Owner Occupied	11,383	0.23%
CRE – Owner Occupied	842	0.04%
Residential 1-4 Family – Consumer	509	0.04%
Total Term Extension	$14,217

Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$724	0.06%
Residential 1-4 Family – Revolving	26	NM
Total Combination - Term Extension and Interest Rate Reduction	$750

Total	$35,177

NM = Not Meaningful

	2023
	Amortized Cost	% of Total Class of Financing Receivable
Combination - Other-Than-Insignificant Payment Delay and Term Extension
CRE – Non-Owner Occupied	$20,766	0.50%
Total Combination - Other-Than-Insignificant Payment Delay and Term Extension	$20,766

Term Extension
Construction and Land Development	$18,999	1.71%
Commercial and Industrial	3,542	0.10%
CRE – Owner Occupied	766	0.04%
Residential 1-4 Family – Consumer	1,137	0.11%
Total Term Extension	$24,444

Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$1,177	0.11%
Residential 1-4 Family – Revolving	15	NM
Total Combination - Term Extension and Interest Rate Reduction	$1,192

Principal Forgiveness
CRE – Non-Owner Occupied	$4,835	0.12%
Total Principal Forgiveness	$4,835

Total	$51,237

NM = Not Meaningful

The following tables describe the financial effects of TLMs on a weighted average basis for TLMs within that loan type as of December 31,:

2024

Combination - Other-Than-Insignificant Payment Delay and Term Extension
Loan Type	Financial Effect
CRE – Non-Owner Occupied	Added a weighted-average 1.6 years to the life of loans.
Other Commercial	Added a weighted-average 1.5 years to the life of loans.

Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 0.8 years to the life of loans.
CRE – Owner Occupied	Added a weighted-average 3.0 years to the life of loans.
CRE – Non-Owner Occupied	Added a weighted-average 2.3 years to the life of loans.

2023

Combination - Other-Than-Insignificant Payment Delay and Term Extension
Loan Type	Financial Effect
CRE – Non-Owner Occupied	Added a weighted-average 1.0 year to the life of loans.

Term Extension
Loan Type	Financial Effect
Construction and Land Development	Added a weighted-average 1.3 years to the life of loans.
Commercial and Industrial	Added a weighted-average 0.2 years to the life of loans.
CRE – Owner Occupied	Added a weighted-average 0.5 years to the life of loans.
Residential 1-4 Family – Consumer	Added a weighted-average 10.8 years to the life of loans.

Combination - Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family – Consumer	Added a weighted-average 20.3 years to the life of loans and reduced the weighted average contractual interest rate from 8.2% to 7.5%.
Residential 1-4 Family – Revolving	Added a weighted-average 19.1 years to the life of loans and reduced the weighted average contractual interest rate from 10.5% to 7.3%.

Principal Forgiveness
Loan Type	Financial Effect
CRE – Non-Owner Occupied	Reduced the amortized cost basis of loans by $3.5 million.

The Company considers a default of a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. During the years ended December 31, 2024 and 2023, the Company did not have any material loans that went into default that had been modified and designated as TLMs in the twelve-month period prior to the time of default.

The Company monitors the performance of TLMs to determine the effectiveness of the modifications. During the years ended December 31, 2024 and 2023, the Company did not have any material loans that have been modified and designated as TLMs that were past due.

As of December 31, 2024 and 2023, unfunded commitments on loans modified and designated as TLMs were $198,000 and $1.6 million, respectively.

Allowance for Loan and Lease Losses

The following tables show the ALLL activity by loan segment for the years ended December 31, (dollars in thousands):

	2024			2023
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$105,896	$26,286	$132,182	$82,753	$28,015	$110,768
Initial Allowance on PCD American National loans	2,609	1,287	3,896	—	—	—
Loans charged-off	(11,889)	(4,067)	(15,956)	(8,727)	(3,268)	(11,995)
Recoveries credited to allowance	5,283	1,911	7,194	2,455	1,935	4,390
Initial Provision - Non-PCD American National loans	11,213	2,016	13,229	—	—	—
Provision charged to operations	35,775	2,324	38,099	29,415	(396)	29,019
Balance at end of period	$148,887	$29,757	$178,644	$105,896	$26,286	$132,182

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

See Note 1 “Summary of Significant Accounting Policies” in this Form 10-K for additional information on the Company’s policies and for further information on the Company’s credit quality indicators.

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

Pass is determined by the following criteria:

●	Risk rated 0 loans have little or no risk and are with General Obligation Municipal Borrowers;
●	Risk rated 1 loans have little or no risk and are generally secured by cash or cash equivalents;
●	Risk rated 2 loans have minimal risk to well qualified borrowers and no significant questions as to safety;
●	Risk rated 3 loans are satisfactory loans with strong borrowers and secondary sources of repayment;
●	Risk rated 4 loans are satisfactory loans with borrowers not as strong as risk rated 3 loans and may exhibit a greater degree of financial risk based on the type of business supporting the loan.

Watch is determined by the following criteria:

●	Risk rated 5 loans are pass loans that warrant more than the normal level of supervision and have the possibility of an event occurring that may weaken the borrower’s ability to repay;

Special Mention is determined by the following criteria:

●	Risk rated 6 loans have increasing potential weaknesses beyond those at which the loan originally was granted and if not addressed could lead to inadequately protecting the Company’s credit position.

Substandard is determined by the following criteria:

●	Risk rated 7 loans are substandard loans and are inadequately protected by the current sound worth or paying capacity of the obligor or the collateral pledged; these have well defined weaknesses that jeopardize the liquidation of the debt with the distinct possibility the Company will sustain some loss if the deficiencies are not corrected.

Doubtful is determined by the following criteria:

●	Risk rated 8 loans are doubtful of collection and the possibility of loss is high but pending specific borrower plans for recovery, its classification as a loss is deferred until its more exact status is determined;
●	Risk rated 9 loans are loss loans which are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The table below details the amortized cost and gross write-offs of the classes of loans within the Commercial segment by risk level and year of origination as of December 31, (dollars in thousands):

	2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Construction and Land Development
Pass	$350,344	$630,033	$372,483	$120,851	$14,180	$46,671	$120,240	$1,654,802
Watch	3	22,790	18,172	384	—	717	—	42,066
Special Mention	739	1,771	1,629	226	1,332	1,139	—	6,836
Substandard	162	80	22,237	745	1,467	2,713	—	27,404
Total Construction and Land Development	$351,248	$654,674	$414,521	$122,206	$16,979	$51,240	$120,240	$1,731,108
Current period gross write-off	$—	$—	$(1,109)	$—	$—	$—	$—	$(1,109)

CRE – Owner Occupied
Pass	$152,865	$243,842	$293,260	$262,430	$248,187	$1,014,962	$27,316	$2,242,862
Watch	4,455	1,391	1,424	1,854	2,507	35,093	79	46,803
Special Mention	1,153	6,659	1,577	2,102	2,266	11,556	2,389	27,702
Substandard	24,722	1,188	1,921	352	2,433	21,996	140	52,752
Total CRE – Owner Occupied	$183,195	$253,080	$298,182	$266,738	$255,393	$1,083,607	$29,924	$2,370,119
Current period gross write-off	$—	$—	$—	$—	$—	$(354)	$—	$(354)

CRE – Non-Owner Occupied
Pass	$349,991	$514,460	$692,155	$835,195	$381,544	$1,838,343	$40,741	$4,652,429
Watch	—	150	7,465	11,855	—	70,113	13,013	102,596
Special Mention	384	—	18,342	883	7,387	47,286	—	74,282
Substandard	—	12,609	—	1,130	36,796	55,677	71	106,283
Total CRE – Non-Owner Occupied	$350,375	$527,219	$717,962	$849,063	$425,727	$2,011,419	$53,825	$4,935,590
Current period gross write-off	$—	$—	$—	$—	$(3,386)	$—	$—	$(3,386)

Commercial & Industrial
Pass	$787,683	$593,676	$534,064	$300,348	$124,214	$227,352	$982,085	$3,549,422
Watch	2,458	30,428	48,661	6,980	486	2,434	24,153	115,600
Special Mention	2,289	12,328	15,458	4,001	2,183	19,125	64,204	119,588
Substandard	9,214	2,340	3,423	4,139	472	1,327	29,839	50,754
Doubtful	—	—	1,598	—	—	—	27,733	29,331
Total Commercial & Industrial	$801,644	$638,772	$603,204	$315,468	$127,355	$250,238	$1,128,014	$3,864,695
Current period gross write-off	$—	$(42)	$(1,081)	$(145)	$(147)	$(928)	$(1,187)	$(3,530)

Multifamily Real Estate
Pass	$80,345	$34,060	$259,493	$229,950	$205,699	$302,186	$35,706	$1,147,439
Watch	—	—	1,719	73,780	129	—	—	75,628
Special Mention	—	—	—	—	250	1,185	—	1,435
Substandard	—	14,210	—	—	—	1,497	—	15,707
Total Multifamily Real Estate	$80,345	$48,270	$261,212	$303,730	$206,078	$304,868	$35,706	$1,240,209
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 Family – Commercial
Pass	$49,068	$66,307	$115,526	$108,751	$79,090	$250,273	$9,617	$678,632
Watch	274	504	1,277	737	730	6,571	152	10,245
Special Mention	—	—	23,435	215	331	1,500	—	25,481
Substandard	517	—	—	229	588	3,480	253	5,067
Total Residential 1-4 Family – Commercial	$49,859	$66,811	$140,238	$109,932	$80,739	$261,824	$10,022	$719,425
Current period gross write-off	$—	$—	$—	$—	$(18)	$—	$—	$(18)

Other Commercial
Pass	$233,480	$196,703	$169,440	$157,815	$82,990	$161,984	$106,368	$1,108,780
Watch	—	1,926	6,170	1,525	5,293	4,419	—	19,333
Special Mention	—	84	1,059	3,163	—	582	—	4,888
Substandard	—	1,060	3,272	—	30	2	99	4,463
Total Other Commercial	$233,480	$199,773	$179,941	$162,503	$88,313	$166,987	$106,467	$1,137,464
Current period gross write-off	$—	$—	$—	$—	$—	$(3,492)	$—	$(3,492)

Total Commercial
Pass	$2,003,776	$2,279,081	$2,436,421	$2,015,340	$1,135,904	$3,841,771	$1,322,073	$15,034,366
Watch	7,190	57,189	84,888	97,115	9,145	119,347	37,397	412,271
Special Mention	4,565	20,842	61,500	10,590	13,749	82,373	66,593	260,212
Substandard	34,615	31,487	30,853	6,595	41,786	86,692	30,402	262,430
Doubtful	—	—	1,598	—	—	—	27,733	29,331
Total Commercial	$2,050,146	$2,388,599	$2,615,260	$2,129,640	$1,200,584	$4,130,183	$1,484,198	$15,998,610
Total current period gross write-off	$—	$(42)	$(2,190)	$(145)	$(3,551)	$(4,774)	$(1,187)	$(11,889)

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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost and gross write-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of December 31, (dollars in thousands):

	2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$137,808	$171,237	$287,376	$277,653	$151,177	$241,203	$13	$1,266,467
30-59 Days Past Due	233	405	14	470	954	3,852	—	5,928
60-89 Days Past Due	—	28	216	5,546	—	1,600	—	7,390
90+ Days Past Due	—	150	94	—	—	1,063	—	1,307
Nonaccrual	—	505	2,953	1,109	207	7,951	—	12,725
Total Residential 1-4 Family – Consumer	$138,041	$172,325	$290,653	$284,778	$152,338	$255,669	$13	$1,293,817
Current period gross write-off	$—	$(76)	$(3)	$—	$—	$(142)	$—	$(221)

Residential 1-4 Family – Revolving
Current	$17,522	$33,934	$45,558	$10,407	$3,578	$1,731	$634,744	$747,474
30-59 Days Past Due	—	11	81	—	30	—	1,702	1,824
60-89 Days Past Due	—	—	—	—	—	—	2,110	2,110
90+ Days Past Due	—	178	130	—	—	—	1,402	1,710
Nonaccrual	—	139	112	—	45	—	3,530	3,826
Total Residential 1-4 Family – Revolving	$17,522	$34,262	$45,881	$10,407	$3,653	$1,731	$643,488	$756,944
Current period gross write-off	$—	$—	$—	$(28)	$—	$—	$(189)	$(217)

Auto
Current	$2,251	$55,170	$145,517	$68,282	$28,923	$11,211	$—	$311,354
30-59 Days Past Due	—	507	1,571	1,053	218	266	—	3,615
60-89 Days Past Due	—	97	233	87	—	39	—	456
90+ Days Past Due	—	10	149	74	31	20	—	284
Nonaccrual	—	94	305	113	118	29	—	659
Total Auto	$2,251	$55,878	$147,775	$69,609	$29,290	$11,565	$—	$316,368
Current period gross write-off	$—	$(243)	$(835)	$(335)	$(82)	$(75)	$—	$(1,570)

Consumer
Current	$13,664	$7,932	$12,490	$6,998	$5,903	$27,967	$28,574	$103,528
30-59 Days Past Due	26	73	87	9	10	542	57	804
60-89 Days Past Due	15	54	56	10	14	333	4	486
90+ Days Past Due	—	4	31	3	4	—	2	44
Nonaccrual	—	—	13	7	—	—	—	20
Total Consumer	$13,705	$8,063	$12,677	$7,027	$5,931	$28,842	$28,637	$104,882
Current period gross write-off	$(6)	$(206)	$(116)	$(31)	$(782)	$(756)	$(162)	$(2,059)

Total Consumer
Current	$171,245	$268,273	$490,941	$363,340	$189,581	$282,112	$663,331	$2,428,823
30-59 Days Past Due	259	996	1,753	1,532	1,212	4,660	1,759	12,171
60-89 Days Past Due	15	179	505	5,643	14	1,972	2,114	10,442
90+ Days Past Due	—	342	404	77	35	1,083	1,404	3,345
Nonaccrual	—	738	3,383	1,229	370	7,980	3,530	17,230
Total Consumer	$171,519	$270,528	$496,986	$371,821	$191,212	$297,807	$672,138	$2,472,011
Total current period gross write-off	$(6)	$(525)	$(954)	$(394)	$(864)	$(973)	$(351)	$(4,067)

The following table details the amortized cost and gross write-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of December 31, (dollars in thousands):

	2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$120,480	$266,261	$265,255	$154,440	$32,591	$214,214	$14	$1,053,255
30-59 Days Past Due	273	2,195	705	249	181	3,943	—	7,546
60-89 Days Past Due	208	—	—	—	—	1,596	—	1,804
90+ Days Past Due	—	—	1,713	—	—	2,757	—	4,470
Nonaccrual	205	875	870	—	38	9,110	—	11,098
Total Residential 1-4 Family – Consumer	$121,166	$269,331	$268,543	$154,689	$32,810	$231,620	$14	$1,078,173
Current period gross write-off	$—	$(16)	$(21)	$—	$(69)	$(95)	$—	$(201)

Residential 1-4 Family – Revolving
Current	$42,593	$54,560	$11,756	$4,348	$937	$1,115	$496,275	$611,584
30-59 Days Past Due	—	14	—	—	39	—	2,185	2,238
60-89 Days Past Due	181	148	—	—	—	26	1,074	1,429
90+ Days Past Due	—	—	—	—	—	—	1,095	1,095
Nonaccrual	—	154	27	51	—	—	2,855	3,087
Total Residential 1-4 Family – Revolving	$42,774	$54,876	$11,783	$4,399	$976	$1,141	$503,484	$619,433
Current period gross write-off	$—	$—	$(3)	$—	$—	$—	$(55)	$(58)

Auto
Current	$77,293	$210,692	$107,568	$52,742	$24,877	$7,385	$—	$480,557
30-59 Days Past Due	526	2,022	1,095	612	292	190	—	4,737
60-89 Days Past Due	61	326	298	58	96	33	—	872
90+ Days Past Due	36	210	24	112	23	5	—	410
Nonaccrual	39	120	63	69	59	—	—	350
Total Auto	$77,955	$213,370	$109,048	$53,593	$25,347	$7,613	$—	$486,926
Current period gross write-off	$(64)	$(487)	$(295)	$(145)	$(69)	$(80)	$—	$(1,140)

Consumer
Current	$12,453	$23,303	$10,442	$7,999	$15,176	$24,056	$26,058	$119,487
30-59 Days Past Due	21	156	28	32	129	366	38	770
60-89 Days Past Due	11	82	40	14	47	21	17	232
90+ Days Past Due	63	72	10	—	—	4	3	152
Total Consumer	$12,548	$23,613	$10,520	$8,045	$15,352	$24,447	$26,116	$120,641
Current period gross write-off	$(43)	$(66)	$(124)	$(851)	$(23)	$(679)	$(83)	$(1,869)

Total Consumer
Current	$252,819	$554,816	$395,021	$219,529	$73,581	$246,770	$522,347	$2,264,883
30-59 Days Past Due	820	4,387	1,828	893	641	4,499	2,223	15,291
60-89 Days Past Due	461	556	338	72	143	1,676	1,091	4,337
90+ Days Past Due	99	282	1,747	112	23	2,766	1,098	6,127
Nonaccrual	244	1,149	960	120	97	9,110	2,855	14,535
Total Consumer	$254,443	$561,190	$399,894	$220,726	$74,485	$264,821	$529,614	$2,305,173
Current period gross write-off	$(107)	$(569)	$(443)	$(996)	$(161)	$(854)	$(138)	$(3,268)

As of December 31, 2024 and 2023, the Company did not have any material revolving loans convert to term.

5. PREMISES AND EQUIPMENT

The following table presents the premises and equipment balances as of December 31, (dollars in thousands):

	2024	2023
Land	$28,517	$22,072
Land improvements and buildings	126,907	100,105
Leasehold improvements	21,731	22,705
Furniture and equipment	84,717	84,948
Construction in progress	1,264	1,527
Total	263,136	231,357
Accumulated depreciation and amortization	(150,432)	(140,398)
Premises and equipment, net	$112,704	$90,959

Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $12.8 million, $12.9 million and $14.2 million, respectively. Refer to Note 7 “Leases” in this Form 10-K for further discussion regarding the Company’s leasing arrangements.

Refer to Note 14 “Fair Value Measurements” in this Form 10-K for further discussion regarding the Company’s fair value methodology. Write downs are included in “Other Expenses” within noninterest expense on the Company’s Consolidated Statements of Income.

The increase in premises and equipment at December 31, 2024, compared to 2023, was primarily due to the American National acquisition, which closed on April 1, 2024. Refer to Note 2 “Acquisitions” in this Form 10-K for further discussion regarding the American National acquisition.

6. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. Refer to Note 1 “Summary of Significant Accounting Polices” in this Form 10-K for more information on the Company’s goodwill and intangible asset policies. The Company analyzed its intangible assets on a quarterly basis throughout 2024, and concluded no impairment existed as of the balance sheet date.

The Company recorded preliminary goodwill related to the American National acquisition of $288.8 million at December 31, 2024. During the year ended December 31, 2024, the Company adjusted the purchase price allocation related to the acquisition for certain provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date. Measurement period and reclassification adjustments recorded during the third and fourth quarters of 2024 related to the Company’s foreclosed properties, deferred taxes, and long-term borrowings, which resulted in an increase of $5.2 million and $1.3 million, respectively, in the amount of preliminary goodwill recorded in the second quarter of 2024. Refer to Note 2 “Acquisitions” in this Form 10-K for more information on the Company’s goodwill and intangible assets.

Effective January 1, 2023, the Company made an organizational change to move certain lines of business in the wealth management division that primarily serve Wholesale Banking customers from the Consumer Banking segment to the

Wholesale Banking segment. As a result, the Company re-allocated $9.6 million and $1.6 million of goodwill and intangible assets, respectively, from the Consumer Banking segment to the Wholesale Banking segment. The Company determined that there was no impairment to the Bank’s goodwill prior to or after re-allocating goodwill. The Company revised its goodwill and intangible assets segment information for the year ended December 31, 2022 based on this organizational change.

The following table provides information on the significant components of goodwill and other acquired intangible assets as of December 31, (dollars in thousands):

	Gross	Additions:		Net
	Carrying	American National	Accumulated	Carrying
	Value	Acquisition (1)	Amortization	Value
2024
Goodwill	$925,211	$288,842	$—	$1,214,053
Core deposit intangibles	85,491	74,410	(85,768)	74,133
Other amortizable intangibles	3,977	10,277	(3,824)	10,430
2023
Goodwill	$925,211	$—	$—	$925,211
Core deposit intangibles	85,491	—	(68,599)	16,892
Other amortizable intangibles	3,977	—	(1,686)	2,291

(1) Includes initial goodwill of $282.3 million and goodwill adjustments totaling $6.5 million related to the American National acquisition.

The following table presents the Company’s goodwill and intangible assets by operating segment as of December 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
2024
Goodwill (1)	$850,035	$364,018	$—	$1,214,053
Intangible Assets (2)	8,714	778	75,071	84,563
2023
Goodwill	$639,180	$286,031	$—	$925,211
Intangible Assets	1,302	989	16,892	19,183

(1) Wholesale Banking and Consumer Banking includes gross carrying values of $210.8 million and $78.0 million, respectively, which were added in 2024 related to the American National acquisition.

(2) Wholesale Banking and Corporate Other includes gross carrying values of $8.4 million and $76.3 million, respectively, which were added in 2024 related to the American National acquisition.

Amortization expense of intangibles for the years ended December 31, 2024, 2023, and 2022 totaled $19.3 million, $8.8 million, and $10.8 million, respectively.

As of December 31, 2024, the estimated remaining amortization expense of intangibles is as follows for the years ended (dollars in thousands):

2025	19,950
2026	16,245
2027	12,936
2028	10,151
2029	7,872
Thereafter	17,409
Total estimated amortization expense	$84,563

7. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with terms ranging from 5 months to 122 months. At December 31, 2024 and 2023, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $102.6 million and $84.1 million, respectively.

Total net investment in sales-type and direct financing leases consists of the following as of December 31, (dollars in thousands):

	2024	2023
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$529,657	$409,264
Unguaranteed residual values, net of unearned income and deferred selling profit	34,546	21,484
Total net investment in sales-type and direct financing leases	$564,203	$430,748

Lessee Arrangements

The Company’s lessee arrangements consist of operating and finance leases; however, the majority of the leases have been classified as non-cancellable operating leases and are primarily for real estate leases with remaining lease terms of up to 21 years.

In the third quarter of 2023, the Bank entered into and closed on an agreement for the purchase and sale of 27 properties, which included 25 branches and a drive thru and parking lot, each adjacent to a sold branch, to a single purchaser, for an aggregate purchase price of $45.8 million. The Bank also executed a sale-leaseback transaction in the fourth quarter of 2023 involving the sale of one branch location to a single purchaser, for an aggregate purchase price of $3.6 million. Concurrently with each sale-leaseback transaction, the Bank entered into absolute net lease agreements with the purchaser under which the Bank will lease the properties for an initial term of 17 years with specified renewal options. Each lease agreement includes a 1.5% annual rent escalation during the initial term and 2.0% rent escalation during the renewal terms, if exercised. The sale-leaseback transactions executed in 2023 resulted in pre-tax gains of $29.6 million for the year ended December 31, 2023, included in Other Operating Income in the accompanying Consolidated Statements of Income. As a result of these transactions, the Company recorded operating lease ROU assets and corresponding operating lease liabilities during 2023 of $41.3 million and $41.2 million, respectively.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information as of and for the years ended December 31, (dollars in thousands):

	2024		2023
	Operating	Finance	Operating	Finance
ROU assets	$74,782	$3,751	$71,788	$4,669
Lease liabilities	79,642	5,769	78,043	7,052
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	10.96	4.08	11.75	5.08
Weighted-average discount rate (1)	6.24%	1.17%	6.21%	1.17%

(1) A lease implicit rate or an incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$74	$89
Operating Cash Flows from Operating Leases	14,529	12,457
Financing Cash Flows from Finance Leases	1,283	1,236
ROU assets obtained in exchange for lease obligations:
Operating leases	$5,548	$43,357

	2024	2023
Net Operating Lease Cost	$13,473	$10,344
Finance Lease Cost:
Amortization of right-of-use assets	919	919
Interest on lease liabilities	74	89
Total Lease Cost	$14,466	$11,352

The maturities of lessor and lessee arrangements outstanding as of December 31, 2024 are presented in the table below for the years ending, (dollars in thousands):

	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
2025	131,121	14,663	1,392
2026	120,552	12,168	1,427
2027	121,061	10,810	1,462
2028	94,345	9,740	1,499
2029	68,214	8,179	127
Thereafter	86,018	59,882	—
Total undiscounted cash flows	621,311	115,442	5,907
Less: Adjustments (1)	91,654	35,800	138
Total (2)	$529,657	$79,642	$5,769

(1) Lessor – unearned income and unearned guaranteed residual value; Lessee – imputed interest.

(2) Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements.

8. DEPOSITS

The following table presents the deposit balances as of December 31, (dollars in thousands):

	2024	2023
Deposits:
Interest checking accounts	$5,494,550	$4,697,819
Money market accounts	4,291,097	3,850,679
Savings accounts	1,025,896	909,223
Customer time deposits of $250,000 and over	1,202,657	674,939
Other customer time deposits	2,888,476	2,173,904
Time Deposits	4,091,133	2,848,843
Total interest-bearing customer deposits	14,902,676	12,306,564
Brokered deposits (1)	1,217,895	548,384
Total interest-bearing deposits	$16,120,571	$12,854,948
Demand deposits	4,277,048	3,963,181
Total Deposits	$20,397,619	$16,818,129

(1) Includes time deposits of $751.0 million and $378.1 million as of December 31, 2024 and 2023, respectively.

The following table presents the scheduled maturities of time deposits as of December 31, 2024 (dollars in thousands):

2025	4,211,605
2026	541,335
2027	60,829
2028	13,626
2029	12,317
Thereafter	2,450
Total scheduled maturities of time deposits	$4,842,162

The Company classifies deposit overdrafts as LHFI within “Other Commercial”, and these deposits totaled $2.8 million and $2.2 million at December 31, 2024 and 2023, respectively.

9. BORROWINGS

Total short-term borrowings consist of the following as of December 31, (dollars in thousands):

	2024	2023
Securities sold under agreements to repurchase	$56,275	$110,833
Federal Funds Purchased	—	90,000
FHLB Advances	60,000	720,000
Total short-term borrowings	$116,275	$920,833

Average outstanding balance during the period	$445,339	$573,553
Average interest rate during the period	5.22%	4.73%
Average interest rate at end of period	3.34%	5.15%

The Company maintains federal funds lines with several correspondent banks; the available balance was $597.0 million and $682.0 million at December 31, 2024 and 2023, respectively. The Company also maintains an alternate line of credit at a correspondent bank; and the available balance was $25.0 million at both December 31, 2024 and 2023. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $7.4 billion at December 31, 2024 and $6.2 billion at December 31, 2023. The Company’s secured line of credit capacity totaled $2.8 billion and $1.7 billion, of which $2.4 billion and $988.7 million were available at December 31, 2024 and December 31, 2023, respectively. The Company also has the ability to borrow additional funds through the Federal Reserve Discount Window. The Company’s borrowing capacity with the Federal Reserve Discount Window totaled $3.0 billion and $295.4 million, none of which was used at December 31, 2024, and December 31, 2023, respectively.

Refer to Note 10 “Commitments and Contingencies” in this Form 10-K for additional information on the Company’s pledged collateral. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and was in compliance with these covenants as of December 31, 2024 and December 31, 2023.

The Company was eligible to borrow from the Federal Reserve's Bank Term Funding Program (“BTFP”), which provided additional contingent liquidity through the pledging of certain qualifying securities. The BTFP was a one-year program, which ended March 11, 2024. The Company had access to the funds and pledged assets during the qualifying period, however, the Company did not borrow funds under the BTFP program.

Long-term Borrowings

As part of the American National acquisition, in 2024, the Company assumed junior subordinated debenture obligations related to several trusts that issued the obligations to several trust preferred capital securities totaling $28.5 million in total principal amount. Refer to the table below for contractual rates and maturity terms.

Total long-term borrowings consist of the following as of December 31, 2024 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR		Rate (3)	Maturity	Investment (4)
Trust Preferred Capital Securities
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75	% (1)	7.32%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40	% (1)	5.97%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73	% (1)	7.30%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10	% (1)	7.67%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10	% (1)	7.67%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65	% (1)	7.22%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50	% (1)	6.07%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55	% (1)	6.12%	7/30/2037	774
MFC Capital Trust II	5,000	2.85	% (1)	7.42%	1/23/2034	155
AMNB Statutory Trust I (5)	20,000	1.35	% (1)	5.92%	6/30/2036	619
MidCarolina Trust I (5)	5,000	3.45	% (2)	7.76%	11/7/2032	155
MidCarolina Trust II (5)	3,500	2.95	% (2)	7.26%	1/7/2034	109
Total Trust Preferred Capital Securities	$179,000					$5,542
Subordinated Debt (6)
2031 Subordinated Debt	250,000	—%		2.875%	12/15/2031
Total Subordinated Debt (7)	$250,000
Fair Value Discount (8)	(16,239)
Investment in Trust Preferred Capital Securities	5,542
Total Long-term Borrowings	$418,303

(1) Three-Month Chicago Mercantile Exchange Secured Overnight Financing Rate (“SOFR”) + 0.262%.

(2) Three-Month Chicago Mercantile Exchange SOFR.

(3) Rate as of December 31, 2024. Calculated using non-rounded numbers.

(4) Represents the junior subordinated debentures owned by the Company in trust and is reported in "Other assets" on the Company’s Consolidated Balance Sheets.

(5) Assumed in the American National acquisition and adjusted to fair value at the time of acquisition.

(6) Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.

(7) Fixed-to-floating rate notes. On December 15, 2026, the interest rate changes to a floating rate of the then current Three-Month Term SOFR plus a spread of 186 basis points through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after December 15, 2026.

(8) Remaining discounts of $14.0 million and $2.2 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

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

(1) Three-month Chicago Mercantile Exchange SOFR + 0.262%.

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

(5) Fixed-to-floating rate notes. On December 15, 2026, the interest rate changes to a floating rate of the then current

Three-Month Term SOFR plus a spread of 186 basis points through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after December 15, 2026.

(6) Remaining discounts of $11.7 million and $2.5 million on Trust Preferred Capital Securities and Subordinated Debt,

respectively.

As of December 31, 2024, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
2025	—	—	(1,481)	(1,481)
2026	—	—	(1,510)	(1,510)
2027	—	—	(1,541)	(1,541)
2028	—	—	(1,575)	(1,575)
2029	—	—	(1,606)	(1,606)
Thereafter	184,542	250,000	(8,526)	426,016
Total long-term borrowings	$184,542	$250,000	$(16,239)	$418,303

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

As previously disclosed, on February 9, 2022, pursuant to the Consumer Financial Protection Bureau’s (“CFPB’s”) Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it was considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies. In March 2023, the CFPB commenced settlement discussions with the Company to resolve the matter, and on December 7, 2023, the Bank entered into a Consent Order with the CFPB to resolve the matter.

As of December 31, 2024, the Company has recorded a probable and estimable liability in connection with this matter.

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and letters of credit. The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold, included in “Other Liabilities” on the Company’s Consolidated Balance Sheets. At December 31, 2024 and 2023, the Company’s reserve for unfunded commitments and indemnification reserve totaled $15.3 million and $16.5 million, respectively.

The following table presents the balances of commitments and contingencies as of December 31, (dollars in thousands):

	2024	2023
Commitments with off-balance sheet risk:
Commitments to extend credit(1)	$5,987,562	$5,961,238
Letters of credit	145,985	140,498
Total commitments with off-balance sheet risk	$6,133,547	$6,101,736

(1) Includes unfunded overdraft protection.

As of December 31, 2024, the Company had approximately $184.6 million in deposits in other financial institutions of which $134.7 million served as collateral for cash flow, fair value and loan swap derivatives. As of December 31, 2023, the Company had approximately $218.5 million in deposits in other financial institutions of which $154.4 million served as collateral for cash flow, fair value and loan swap derivatives. The Company had approximately $47.2 million and $60.8 million in deposits in other financial institutions that were uninsured at December 31, 2024 and 2023, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits held at financial counterparties.

For asset/liability management purposes, the Company uses interest rate contracts to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. For the over-the-counter derivatives cleared with the central clearinghouses, the variation margin is treated as a settlement of the related derivatives fair values. See Note 11 “Derivatives” in this Form 10-K for additional information.

As part of the Company’s liquidity management strategy, the Company pledges collateral to secure various financing and other activities that occur during the normal course of business. The Company has improved its borrowing capacity at the FHLB and FRB since secured borrowing facilities provide the most reliable sources of funding, especially during times of market turbulence and financial distress. In 2024, the Company added Commercial and Industrial, Construction, lot/land, and other consumer loans to the population of loans pledged to the FRB. At the FHLB, the Company expanded the population of loans pledged, primarily CRE loans and securities. The following tables present the types of collateral pledged as of December 31, (dollars in thousands):

	Pledged Assets 2024
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$771,486	$601,421	$—	$1,372,907
Repurchase agreements	—	93,667	—	—	93,667
FHLB advances	—	579,947	9,417	4,089,049	4,678,413
Derivatives	134,668	62,199	—	—	196,867
Federal Reserve Discount Window	—	—	—	4,358,701	4,358,701
Other purposes	—	18,713	—	—	18,713
Total pledged assets	$134,668	$1,526,012	$610,838	$8,447,750	$10,719,268

(1) Balance represents market value.

(2) Balance represents book value.

	Pledged Assets 2023
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$749,398	$621,494	$—	$1,370,892
Repurchase agreements	—	174,075	—	—	174,075
FHLB advances	—	48,718	—	2,960,926	3,009,644
Derivatives	154,382	61,311	—	—	215,693
Federal Reserve Discount Window (3)	—	411,661	17,356	418,468	847,485
Other purposes	—	15,591	—	—	15,591
Total pledged assets	$154,382	$1,460,754	$638,850	$3,379,394	$5,633,380

(1) Balance represents market value.

(2) Balance represents book value.

(3) Includes AFS and HTM securities pledged under the Bank Term Funding Program.

11. DERIVATIVES

The Company has cash flow and fair value hedges that are derivatives designated as accounting hedges. The Company also has derivatives not designated as accounting hedges that include foreign exchange contracts, interest rate contracts, and Risk Participation Agreements. The Company’s mortgage banking derivatives do not have a material impact to the Company and are not included within the derivatives disclosures noted below.

The following table summarizes key elements of the Company’s derivative instruments as of December 31, (dollars in thousands):

	2024			2023
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$—	$6,467	$900,000	$1,419	$4,359
Fair value hedges:
Loans	72,807	1,469	—	78,072	1,633	—
Securities	50,000	1,157	—	50,000	1,329	—
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	7,529,494	94,772	192,683	6,595,975	88,646	202,202
Foreign exchange contracts	12,449	47	398	12,726	16	1,219

Cash collateral (received)/pledged (5)	$—	$(15,685)	$—	$—	$(14,879)	$—

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

(4) Includes Risk Participation Agreements.

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

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of December 31, (dollars in thousands):

	2024		2023
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$73,603	$(1,150)	$82,203	$(1,323)
Loans (3)	72,807	(10,063)	78,072	(9,392)

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amount of the designated hedged item at December 31, 2024 and 2023 totaled $50 million.

(2) Carrying value represents amortized cost.

(3) The fair value of the swaps associated with the derivative related to hedged items at December 31, 2024 and 2023 was an unrealized gain of $10.2 million and $9.6 million, respectively.

12. STOCKHOLDERS’ EQUITY

Forward Sale Agreements

On October 21, 2024, in connection with the execution of the merger agreement with respect to Sandy Spring, the Company entered into an initial forward sale agreement with Morgan Stanley & Co. LLC (the “Forward Purchaser”) relating to an aggregate of 9,859,155 shares of the Company’s common stock. On October 21, 2024, the Company priced the public offering of shares of the Company’s common stock in connection with such forward sale agreement and entered into an underwriting agreement with Morgan Stanley & Co. LLC, as representative for the underwriters named therein, the Forward Purchaser and Morgan Stanley & Co. LLC as forward seller (the “Forward Seller”), relating to the registered public offering and sale of 9,859,155 shares of the Company’s common stock at a public offering price of $35.50 per share (before underwriting discounts and commissions). The underwriters were granted a 30-day option to purchase up to an additional 1,478,873 shares of the Company’s common stock. On October 21, 2024, the underwriters exercised in full their option to purchase the additional 1,478,873 shares of the Company’s common stock pursuant to the underwriting agreement and, in connection therewith, the Company entered into an additional forward sale agreement with the Forward Purchaser relating to 1,478,873 shares of the Company’s common stock, on terms substantially similar to those contained in the initial forward sale agreement (such additional forward sale agreement together with the initial forward sale agreement, the “Forward Sale Agreements”).

The Company did not initially receive any proceeds from the sale of the Company’s common stock sold by the Forward Seller to the underwriters named in the underwriting agreement. The Company expects to physically settle the Forward Sale Agreements (by the delivery of shares of the Company’s common stock) and receive proceeds from the sale of those shares of the Company’s common stock upon one or more forward settlement dates within approximately 18 months from the date of the Forward Sale Agreements at the then applicable forward sale price. The forward sale price was initially $34.08 per share, which is equal to the public offering price per share, less the underwriting discount per share, and would result in net proceeds (before offering expenses) of approximately $386.4 million to the Company under the Forward Sale Agreements. No physical settlement has occurred through the date on which these consolidated financial statements were issued.

Until the settlement of the Forward Sale Agreements, earnings per share dilution will be determined under the treasury stock method. Share dilution occurs when the average market price of the Company’s common stock is higher than the average forward sale price (as determined under the terms of the Forward Sale Agreements). At December 31, 2024, 1,759,194 shares of the Company’s common stock under the Forward Sale Agreements were included in the calculation of diluted earnings per share.

Share Repurchase Programs

The Company’s share repurchase program activity is dependent on management’s determination of its capital deployment needs, subject to market, economic, and regulatory conditions. Authorized repurchase programs allow the Company to repurchase its common stock through either open market transactions or privately negotiated transactions. During the years ended December 31, 2024 and 2023, there were no active share repurchase programs. The Company had a repurchase program authorized on December 10, 2021, that resulted in the Company repurchasing an aggregate of 1.3 million shares or $48.2 million of the Company’s common stock before it expired on December 9, 2022.

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

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (“AOCI”) (loss) for the year ended December 31, 2024 is summarized as follows, net of tax (dollars in thousands):

		Unrealized
		Gains
		(Losses) for
	Unrealized	AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred	Value of Cash	(Losses)
	Securities	to HTM	Flow Hedges	on BOLI	Total
AOCI (loss) - December 31, 2023	$(302,532)	$6	$(42,165)	$1,342	$(343,349)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(19,739)	—	(913)	(16)	(20,668)
Amounts reclassified from AOCI into earnings	5,129	(6)	—	(792)	4,331
Net current period other comprehensive loss	(14,610)	(6)	(913)	(808)	(16,337)
AOCI (loss) - December 31, 2024	$(317,142)	$—	$(43,078)	$534	$(359,686)

The change in AOCI (loss) for the year ended December 31, 2023 is summarized as follows, net of tax (dollars in thousands):

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

As of December 31, 2024 and 2023, the most recent notification from the FRB categorized the Bank as “well capitalized” under the regulatory framework for Prompt Corrective Action. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

On August 26, 2020, the federal bank regulatory agencies adopted a final rule that allowed the Company to phase in the impact of adopting the current expected credit losses (“CECL”) methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “Capital Resources” of this Form 10-K for additional information regarding the impact of this final rule on the Company’s regulatory capital.

The Company and the Bank’s capital amounts and ratios are also presented in the following table as of December 31, (dollars in thousands):

					Required in Order to Be
			Required for Capital		Well Capitalized Under
	Actual		Adequacy Purposes (1)		Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2024
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$2,063,163	9.96%	$932,152	4.50%	NA	NA
Atlantic Union Bank	2,563,499	12.44%	927,311	4.50%	1,339,449	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	2,229,519	10.76%	1,243,226	6.00%	1,243,226	6.00%
Atlantic Union Bank	2,563,499	12.44%	1,236,414	6.00%	1,648,552	8.00%
Total capital to risk weighted assets:
Consolidated	2,819,398	13.61%	1,657,251	8.00%	2,071,564	10.00%
Atlantic Union Bank	2,740,617	13.30%	1,648,491	8.00%	2,060,614	10.00%
Tier 1 capital to average adjusted assets (Leverage):
Consolidated	2,229,519	9.29%	959,965	4.00%	NA	NA
Atlantic Union Bank	2,563,499	10.74%	954,748	4.00%	1,193,435	5.00%

2023
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$1,790,183	9.84%	$818,681	4.50%	NA	NA
Atlantic Union Bank	2,256,291	12.48%	813,566	4.50%	1,175,152	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	1,956,539	10.76%	1,091,007	6.00%	1,091,007	6.00%
Atlantic Union Bank	2,256,291	12.48%	1,084,755	6.00%	1,446,340	8.00%
Total capital to risk weighted assets:
Consolidated	2,464,817	13.55%	1,455,243	8.00%	1,819,053	10.00%
Atlantic Union Bank	2,378,204	13.15%	1,446,816	8.00%	1,808,520	10.00%
Tier 1 capital to average adjusted assets (Leverage):
Consolidated	1,956,539	9.63%	812,685	4.00%	NA	NA
Atlantic Union Bank	2,256,291	11.16%	808,706	4.00%	1,010,883	5.00%

(1) Amounts and ratios shown do not include the impact of a capital conservation buffer of 2.50%.

14. FAIR VALUE MEASUREMENTS

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

The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuation for the years ended December 31, 2024 and 2023.

The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the table below.

●	Loans Held for Sale: Residential loans originated for sale in the open market are carried at fair value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

●	Derivative Instruments: The Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to the borrower’s performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of MBS by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or be funded. No significant differences were identified during the valuations as of December 31, 2024 and 2023. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, (dollars in thousands):

	Fair Value Measurements at 2024 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$62,199	$3,814	$—	$66,013
Obligations of states and political subdivisions	—	468,337	—	468,337
Corporate and other bonds(1)	—	244,712	—	244,712
MBS	—	1,661,244	—	1,661,244
Other securities	—	1,860	—	1,860
LHFS	—	9,420	—	9,420
Financial Derivatives(2)	—	97,445	—	97,445

LIABILITIES
Financial Derivatives(2)	$—	$199,548	$—	$199,548

(1) Other bonds include asset-backed securities.

(2) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at 2023 using
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

●	HTM Securities: The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2; however, there are a few investments that are considered to be Level 3. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuations as of December 31, 2024 and 2023.
●	Loans and Leases: The fair value of loans and leases were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans and leases. The fair value of performing loans and leases were estimated through use of discounted cash flows. Credit loss assumptions were based on market probability of default/loss given default for loan and lease cohorts. The discount rate was based primarily on recent market origination rates. Fair value of loans and leases individually assessed and their respective levels within the fair value hierarchy are described in the previous section related to fair value measurements of assets that are measured on a nonrecurring basis.
●	Accrued Interest: The carrying amounts of accrued interest approximate fair value.
●	Bank Owned Life Insurance: The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.
●	Deposits: The fair value of demand deposits, savings accounts, brokered deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
●	Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and any other short-term borrowings approximate their fair value. The fair values of the Company’s long-term borrowings, including trust preferred securities are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, are as follows (dollars in thousands):

	Fair Value Measurements at 2024 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$354,074	$354,074	$—	$—	$354,074
AFS securities	2,442,166	62,199	2,379,967	—	2,442,166
HTM securities	803,851	—	758,400	935	759,335
Restricted stock	102,954	—	102,954	—	102,954
LHFS	9,420	—	9,420	—	9,420
LHFI, net of deferred fees and costs	18,470,621	—	—	17,896,688	17,896,688
Financial Derivatives (1)	97,445	—	97,445	—	97,445
Accrued interest receivable	92,541	—	92,541	—	92,541
BOLI	493,396	—	493,396	—	493,396

LIABILITIES
Deposits	$20,397,619	$—	$20,393,673	$—	$20,393,673
Borrowings	534,578	—	471,671	—	471,671
Accrued interest payable	26,214	—	26,214	—	26,214
Financial Derivatives (1)	199,548	—	199,548	—	199,548

(1) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at 2023 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$378,131	$378,131	$—	$—	$378,131
AFS securities	2,231,261	61,311	2,169,950	—	2,231,261
HTM securities	837,378	—	806,834	1,240	808,074
Restricted stock	115,472	—	115,472	—	115,472
LHFS	6,710	—	6,710	—	6,710
LHFI, net of deferred fees and costs	15,635,043	—	—	15,148,256	15,148,256
Financial Derivatives (1)	93,027	—	93,027	—	93,027
Accrued interest receivable	91,370	—	91,370	—	91,370
BOLI	452,565	—	452,565	—	452,565

LIABILITIES
Deposits	$16,818,129	$—	$16,799,791	$—	$16,799,791
Borrowings	1,311,858	—	1,154,694	—	1,154,694
Accrued interest payable	20,528	—	20,528	—	20,528
Financial Derivatives (1)	206,561	—	206,561	—	206,561

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

15. EMPLOYEE BENEFITS AND STOCK BASED COMPENSATION

The Company has a 401(k) Plan designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, that allows employees to defer a portion of their eligible compensation as savings for retirement. The 401(k) Plan provides for the Company to match employee contributions based on each employee’s elected contribution percentage. For each employee’s 1% through 3% dollar contributions, the Company will match 100% of such dollar contributions, and for each employee’s 4% through 5% dollar contributions, the Company will match 50% of such dollar contributions. All employees are eligible to participate in the 401(k) Plan after meeting minimum age and service requirements. The Company historically maintained a separate Employee Stock Ownership Plan (“ESOP”), but effective as of January 1, 2023 this plan was merged into the 401(k) Plan as a separate source for Company contributions. All employees of the Company meeting minimum age and service requirements are eligible to receive an allocation into the ESOP account within the 401(k) Plan. The Company makes discretionary profit-sharing contributions into the 401(k) Plan (including the ESOP account), and other cash bonus payments. Company discretionary contributions to the 401(k) Plan (including the ESOP account) are allocated to participant accounts in proportion to each participant’s compensation and vest according to the respective vesting schedule for each source of contributions into the 401(k) Plan. Employee contributions into the ESOP account within the 401(k) Plan are not allowed.

The following 401(k) Plan match and other discretionary contributions were made to the Company’s employees, in accordance with the descriptions above for the years ended December 31, (dollars in thousands):

	2024	2023	2022
401(k) Plan Company Match	$8,279	$7,091	$7,037
401(k) Plan ESOP Contribution	800	804	750
Cash	913	696	667
Total	$9,992	$8,591	$8,454

The Company maintains certain deferred compensation arrangements with employees and certain current and former members of the Board of Directors. Under these deferred compensation plans, the Company had an obligation of $22.6 million at December 31, 2024 and $16.4 million at December 31, 2023. The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations. At December 31, 2024 and 2023, the Company also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $12.5 million and $12.3 million, respectively.

The Atlantic Union Bankshares Corporation Stock and Incentive Plan, as amended and restated, became effective on May 4, 2021 (the “Plan”), and authorizes the Company to issue up to 4,000,000 shares of its common stock. No awards may be granted under the Plan after May 3, 2031. As of December 31, 2024, there were 666,206 shares available for future issuance under the Plan. The Plan was originally adopted by the Board on November 2, 2010, and became effective on January 1, 2011, following shareholder approval, and was later amended and restated by the Board on January 29, 2015, which amendment and restatement became effective on April 21, 2015, following shareholder approval.

The Plan authorizes the granting of stock-based awards to key employees and non-employee directors of the Company and its subsidiaries in the form of: (i) stock options; (ii) restricted stock, (iii) restricted stock units, (iv) stock awards; (v) performance stock units; and (vi) performance cash awards. The Company issues new shares to satisfy stock-based awards. For option awards, the option price cannot be less than the fair market value of the stock on the grant date. Stock option awards have a maximum term of ten years from the date of grant, and generally become exercisable over a five- year period beginning on the first anniversary of the date of grant. The Company does not currently grant any stock options; however, the Company acquired stock options in prior acquisitions, most recently the acquisition of Access National Corporation, although no such stock options remained outstanding at December 31, 2024. Awards of restricted stock and performance stock units typically have vesting schedules over a three-year period and the expense is recognized over the vesting period.

The Company recognized stock-based compensation expense, which is included in “Salaries and benefits” expense on the Company’s Consolidated Statements of Income as follows for the years ended December 31, (dollars in thousands, except per share data):

	2024	2023	2022
Stock-based compensation expense	$13,796	$11,101	$10,609
Reduction of income tax expense	2,897	2,331	2,228
Per share compensation cost	$0.12	$0.12	$0.11

Stock Options

The following table summarizes the stock option activity during the year ended December 31, 2024:

Weighted
		Weighted	Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(shares)	Price	Life	Value
Outstanding as of December 31, 2023	10,993	$31.83	0.06	$51,777
Granted	—	—
Exercised	(7,163)	31.83
Forfeited	—	—
Expired	(3,830)	31.83
Outstanding as of December 31, 2024	—	$—	—	$—
Exercisable as of December 31, 2024	—	—	—	—

During the year ended December 31, 2024, there were 7,163 stock options exercised with a total intrinsic value (the amount by which the stock price exceeded the exercise price) and fair value of approximately $25,000 and $253,000, respectively. Cash received from the exercise of stock options for the year ended December 31, 2024 was approximately $228,000, and the tax benefit realized from tax deductions associated with options exercised during the year was approximately $2,000. The total intrinsic value of all stock options outstanding was $0 as of December 31, 2024.

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

Restricted Stock

The Plan permits the granting of restricted stock. Generally, awards of restricted stock vest one-third on each of the first, second and third anniversaries from the date of grant. The value of the restricted stock is calculated by multiplying the fair market value of the Company’s common stock on the grant date by the number of restricted shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends on nonvested shares of restricted stock, if any. Nonvested shares of restricted stock are included in the computation of basic earnings per share.

The following table summarizes the restricted stock activity for the year ended December 31, 2024:

		Weighted
	Number of	Average
	Shares of	Grant-Date Fair
	Restricted Stock	Value
Unvested as of December 31, 2023	476,630	$37.03
Granted	461,330	33.27
Net settle for taxes	(69,791)	37.13
Vested	(188,616)	36.66
Forfeited	(21,552)	34.90
Unvested as of December 31, 2024	658,001	$34.56

Performance Stock Units (“PSUs”)

The Plan permits the granting of PSUs. PSUs are granted to certain employees at no cost to the recipient and are subject to vesting based on achieving certain performance metrics. Outstanding PSUs may be paid in cash or shares of common stock or a combination thereof at the discretion of the Company. Holders of PSUs have no right to vote the shares represented by the units until vested and settled. In 2024, there were two performance measures underlying the PSUs awarded, each weighted at 50%, as follows: (1) relative total shareholder return compared to the other companies comprising the KBW NASDAQ Regional Banking Index, which is a market-based condition; and (2) relative return on average tangible common equity, which is a performance-based condition.

	Number of	Weighted Average
	Shares of	Grant-
	PSUs	Date Fair Value
Unvested as of December 31, 2023	229,262	$37.29
Granted	106,370	30.24
Net settle for taxes	(20,804)	33.52
Vested	(44,694)	33.52
Forfeited	(8,094)	33.52
Unvested as of December 31, 2024 (1)	262,040	$35.49

(1) The number of PSUs with a performance-based condition is presented based on achieving the performance measure at the target level of performance.

During the year ended December 31, 2024, the fair value of PSUs with a performance-based condition was equal to the closing sale price of the Company’s common stock on the grant date. During the years ended December 31, 2024, 2023 and 2022, the fair value of PSUs with a market-based condition was estimated using the Monte Carlo simulation lattice model that uses the assumptions noted in the following table as of December 31,:

	2024	2023	2022
Dividend yield (1)	N/A	3.19%	3.95%
Expected life in years (2)	2.86	2.85	2.25
Expected volatility (3)	33.92%	40.39%	36.32%
Risk-free interest rate (4)	4.47%	4.39%	4.18%
Present value of expected dividends foregone (5)	3.82	N/A	N/A

(1) Calculated as the ratio of the current dividend paid per the stock price on the date of grant.

(2) Represents the remaining performance period as of the grant date.

(3) Based on the historical volatility for the period commensurate with the expected life of the PSUs.

(4) Based upon the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the grant date.

(5) Calculated using projected dividend payments and timing over the remaining performance period.

N/A – assumption not used for respective period.

The estimated unamortized compensation expense, net of estimated forfeitures, related to, restricted stock, performance stock and stock options issued and outstanding as of December 31, 2024 that will be recognized in future periods is as follows (dollars in thousands):

	Restricted	Performance	Stock
	Stock	Stock	Options	Total
2025	$8,429	$2,236	$—	$10,665
2026	5,054	1,125	—	6,179
2027	817	—	—	817
2028	6	—	—	6
Total	$14,306	$3,361	$—	$17,667

16. INCOME TAXES

The Company files income tax returns in the U.S., the Commonwealth of Virginia, and other states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2021.

Significant components of the Company’s net deferred tax assets and liabilities consist of the following as of December 31, (dollars in thousands):

	2024	2023
Deferred tax assets:
AFS securities	$87,641	$81,507
ACL	42,393	32,505
Loan Fair Value Marks	27,623	2,725
Net operating loss ("NOL") carryforwards	20,399	28,113
Lease liabilities	18,404	18,283
Cash flow hedges	11,671	11,422
Employee compensation and benefit plans	8,556	8,935
Other	9,873	7,970
Total deferred tax assets, gross	226,560	191,460
Less: valuation allowance	(4,419)	—
Total deferred tax assets, net	222,141	191,460

Deferred tax liabilities:
Premises and equipment	75,701	59,561
Intangibles	20,233	6,037
Lease ROU asset	16,922	16,427
Other	6,354	4,751
Total deferred tax liabilities	119,210	86,776
Net deferred tax assets	$102,931	$104,684

In assessing the ability to realize deferred tax assets, the Company considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies in accordance with ASC 740-10-30, Income Taxes – Initial Measurement. As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the Company’s view with regard to future realization of deferred tax assets. The Bank is subject to a bank franchise tax but not a state income tax in Virginia, its primary place of business. The Company, its subsidiaries, and the Bank’s non-bank subsidiaries are subject to Virginia income taxes and may be able to utilize existing state deferred tax assets, depending on a number of factors including those entities’ financial results. During 2024, the Company reviewed its business plan considering the American National acquisition and other business changes and noted shifts within the state income tax footprint and other factors that impacted projected future realization of state deferred tax items, including those attributable to operations in Virginia. As a result, the Company concluded it is more likely than not that the benefit for certain state net operating loss carryforwards will not be realized, and the Company recorded a valuation allowance via a non-cash charge to income tax expense. The valuation allowance totaled $4.4 million and $0 at December 31, 2024 and 2023, respectively.

The NOL carryforwards at December 31, were as follows (dollars in thousands):

		Expiration
	2024	Year
NOL carryforwards – federal (1) (2)	$45,601	2031-2037
NOL carryforwards – federal (1)	17,582	N/A
NOL carryforwards – North Carolina (3)	70,216	2028-2030
NOL carryforwards – Virginia (4)	44,745	N/A

N/A – not applicable as the NOL can be carried forward indefinitely

(1) The Company acquired a portion of these carryforwards and will be subject to limitations that could limit the

Company’s utilization in future periods.

(2) Balance includes recognized built in loss carryforwards that are subject to the same limitations as net operating loss carryforwards.

(3) Balance is pre-tax and includes the expected effect of the North Carolina rate reprice.

(4) Balance is pre-tax, pre-apportionment, and net of the valuation allowance.

The Company analyzed the tax positions taken or expected to be taken in its tax returns for the periods ending December 31, 2024, 2023, and 2022, and had no liability related to uncertain tax positions in accordance with applicable ASC 740, Income Taxes.

The components of income tax expense (benefit) for the years ended December 31, were as follows (dollars in thousands):

	2024	2023	2022
Current income tax expense:
Federal	$16,465	$33,374	$19,285
State	53	2,538	1,104
Total current income tax expense	16,518	35,912	20,389
Deferred tax expense (benefit):
Federal	24,720	3,646	25,145
State	9,425	(1,475)	(90)
Total deferred income tax expense (1)	34,145	2,171	25,055
Total income tax expense	$50,663	$38,083	$45,444

(1) Does not reflect the deferred tax effects of unrealized gains and losses on AFS securities, unrealized gains and losses for AFS securities transferred to HTM, unrealized gains and losses on BOLI or changes in fair values of cash flow hedges that are included in Accumulated Other Comprehensive (Loss) Income. Refer to Note 12 “Stockholders’ Equity” in this Form 10-K for additional information.

Income tax expense for 2024, 2023, and 2022 varies from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes. A reconciliation between the expected and actual income tax expense, and resulting effective tax rate, is presented in the following table for the years ended December 31, (dollars in thousands):

	2024	2023	2022
Expected federal income tax expense	$54,557	$50,361	$58,790
Increase (decrease) in taxes resulting from:
State income tax expense (benefit), net of federal effect	9,446	530	782
Tax-exempt income, net of expense disallowance	(11,104)	(11,123)	(11,615)
Bank owned life insurance	(3,282)	(2,469)	(2,415)
Other, net	1,046	784	(98)
Total income tax expense	$50,663	$38,083	$45,444
Effective income tax rate	19.5%	15.9%	16.2%

For the years ended December 31, 2024, 2023, and 2022 investment tax credits totaled approximately $9.3 million, $4.8 million, and $4.0 million, respectively.

17. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards and incremental shares related to the Forward Sale Agreements. Refer to Note 12 “Stockholder’s Equity” in this Form 10-K for more information on the Forward Sale Agreements.

The following table presents basic and diluted EPS calculations for the years ended December 31, (in thousands except per share data):

	2024	2023	2022
Net Income:
Net income	$209,131	$201,818	$234,510
Less: Preferred Stock Dividends	11,868	11,868	11,868
Net income available to common shareholders	$197,263	$189,950	$222,642

Weighted average shares outstanding, basic	86,150	74,961	74,949
Dilutive effect of stock awards and equity forward contracts	1,759	1	4
Weighted average shares outstanding, diluted	87,909	74,962	74,953

Earnings per common share, basic	$2.29	$2.53	$2.97
Earnings per common share, diluted	$2.24	$2.53	$2.97

18. SEGMENT REPORTING AND REVENUE

Operating Segments

Effective January 1, 2023, the Company made an organizational change to move certain lines of business in the wealth management division that primarily serve Wholesale Banking customers from the Consumer Banking segment to the Wholesale Banking segment. As a result, the Company revised its prior segment operating results for the year ended December 31, 2022, resulting in a reallocation of noninterest income ($12.5 million) and noninterest expense ($16.0 million) from the Consumer Banking segment to the Wholesale Banking segment. In addition, based on this organizational change, the Company also reallocated $9.6 million of goodwill from the Consumer Banking segment to the Wholesale Banking segment and revised its prior segment information for the year ended December 31, 2022. Goodwill was evaluated for impairment prior to and immediately following the organizational change. Refer to Note 6 “Goodwill and Intangible Assets” in this Form 10-K.

As of December 31, 2024, the Company has two reportable operating segments, Wholesale Banking and Consumer Banking, with corporate support functions and intercompany eliminations being presented within Corporate Other.

Segment Results

The following table presents and reconciles income before income taxes compared to the Consolidated Statements of Income. Income before income taxes for the years ended December 31, 2024, 2023, and 2022 totaled $259.8 million, $239.9 million, and $280.0 million, respectively. The information is disaggregated by major source and reportable operating segment for the years ended December 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
2024
Interest income	$1,222,101	$619,855	$(614,421)	$1,227,535
Interest expense	844,408	318,839	(634,251)	528,996
Net interest income	377,693	301,016	19,830	698,539
Provision for credit losses	40,072	10,029	(12)	50,089
Net interest income after provision for credit losses	337,621	290,987	19,842	648,450
Noninterest income	44,811	59,344	14,723	118,878
Noninterest expenses	194,704	250,178	62,652	507,534
Income (loss) before income taxes	$187,728	$100,153	$(28,087)	$259,794
2023
Interest income	$934,242	$452,388	$(432,180)	$954,450
Interest expense	663,257	198,542	(518,362)	343,437
Net interest income	270,985	253,846	86,182	611,013
Provision for credit losses	34,229	(2,616)	5	31,618
Net interest income after provision for credit losses	236,756	256,462	86,177	579,395
Noninterest income	36,791	51,347	2,739	90,877
Noninterest expenses	164,283	228,374	37,714	430,371
Income before income taxes	$109,264	$79,435	$51,202	$239,901
2022 (3)
Interest income	$540,076	$300,722	$(180,363)	$660,435
Interest expense	238,273	77,935	(240,034)	76,174
Net interest income	301,803	222,787	59,671	584,261
Provision for credit losses	11,758	7,231	39	19,028
Net interest income after provision for credit losses	290,045	215,556	59,632	565,233
Noninterest income	36,557	56,899	25,067	118,523
Noninterest expenses	158,159	219,813	25,830	403,802
Income before income taxes	$168,443	$52,642	$58,869	$279,954

(1) For the year ended December 31, 2022, noninterest expenses include $5.5 million in strategic branch closing and facility consolidation costs.

(2) For the year ended December 31, 2023, noninterest expenses include $12.6 million ($9.8 million included within other expenses and $2.8 million included within salaries and benefits), in expenses associated with strategic cost saving initiatives, principally composed of severance costs related to headcount reductions, and charges for exiting certain leases.

(3) As discussed above, the segment operating results for the year ended December 31, 2022 include a reallocation from Consumer Banking to Wholesale Banking.

The following table presents the Company’s operating segment results for key balance sheet metrics as of December 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
2024
LHFI, net of deferred fees and costs (1)	$15,514,640	$3,085,207	$(129,226)	$18,470,621
Goodwill (2)	850,035	364,018	—	1,214,053
Deposits	7,193,403	11,899,197	1,305,019	20,397,619
2023
LHFI, net of deferred fees and costs (1)	$12,688,833	$2,958,811	$(12,601)	$15,635,043
Goodwill	639,180	286,031	—	925,211
Deposits	6,403,432	9,816,562	598,135	16,818,129

(1) Corporate Other includes acquisition accounting fair value adjustments

(2) Wholesale Banking and Consumer Banking includes $210.8 million and $78.0 million, respectively, related to the American National acquisition. Refer to Note 2 “Acquisitions” and Note 6 “Goodwill and Intangible Assets” for more information.

Revenue

Noninterest income disaggregated by major source for the years ended December 31, consisted of the following (dollars in thousands):

	2024	2023	2022
Noninterest income:
Service charges on deposit accounts (1):
Overdraft fees	$21,472	$20,045	$18,749
Maintenance fees & other	15,807	13,195	11,303
Other service charges, commissions, and fees (1)	7,511	7,860	6,765
Interchange fees (1)	12,134	9,678	9,110
Fiduciary and asset management fees (1):
Trust asset management fees	14,520	12,396	12,720
Registered advisor management fees	16	—	5,088
Brokerage management fees	10,992	5,299	4,606
Mortgage banking income	4,202	2,743	7,085
Loss on sale of securities	(6,493)	(40,989)	(3)
Bank owned life insurance income	15,629	11,759	11,507
Loan-related interest rate swap fees	9,435	10,037	12,174
Other operating income (2)(3)	13,653	38,854	19,419
Total noninterest income	$118,878	$90,877	$118,523

(1) Income within scope of ASC 606, Revenue from Contracts with Customers.

(2) Includes a $9.1 million gain related to the sale of DHFB for the year ended December 31, 2022.

(3) Includes a $29.6 million gain related to the sale-leaseback transactions for the year ended December 31, 2023.

The following tables present noninterest income disaggregated by reportable operating segment for the years ended December 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)(3)	Total
2024
Noninterest income:
Service charges on deposit accounts	$11,018	$26,261	$—	$37,279
Other service charges and fees	1,843	5,684	(16)	7,511
Fiduciary and asset management fees	18,146	7,382	—	25,528
Mortgage banking income	—	4,202	—	4,202
Other income	13,804	15,815	14,739	44,358
Total noninterest income	$44,811	$59,344	$14,723	$118,878
2023
Noninterest income:
Service charges on deposit accounts	$8,562	$24,678	$—	$33,240
Other service charges and fees	1,654	6,206	—	7,860
Fiduciary and asset management fees	12,117	5,578	—	17,695
Mortgage banking income	—	2,743	—	2,743
Other income	14,458	12,142	2,739	29,339
Total noninterest income	$36,791	$51,347	$2,739	$90,877
2022 (4)
Noninterest income:
Service charges on deposit accounts	$6,814	$23,238	$—	$30,052
Other service charges and fees	1,769	4,996	—	6,765
Fiduciary and asset management fees	12,424	9,990	—	22,414
Mortgage banking income	—	7,085	—	7,085
Other income	15,550	11,590	25,067	52,207
Total noninterest income	$36,557	$56,899	$25,067	$118,523

(1) For the year ended December 31, 2022, other income primarily includes a $9.1 million gain related to the sale of DHFB, income from BOLI, and equity method investment income.

(2) For the year ended December 31, 2023, other income primarily includes a $29.6 million gain related to the sale-leaseback transactions, a $41.0 million loss incurred on the sale of AFS securities, and income from BOLI.

(3) For the year ended December 31, 2024, other income primarily includes income from BOLI, equity method investment income, and $6.5 million of losses incurred on AFS securities.

(4) As discussed above, noninterest income for the year ended December 31, 2022 includes a reallocation from Consumer Banking to Wholesale Banking.

Expense

The following tables present noninterest expense disaggregated by reportable operating segment for the years ended December 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
2024
Noninterest expenses:
Salaries and benefits	$70,842	$71,643	$128,679	$271,164
Occupancy expenses	857	17,966	11,409	30,232
Furniture and equipment expenses	161	3,716	10,705	14,582
Loan-related expenses	974	3,178	1,361	5,513
Other expenses (1)	121,870	153,675	(89,502)	186,043
Total noninterest expense	$194,704	$250,178	$62,652	$507,534
2023
Noninterest expenses:
Salaries and benefits	$59,376	$65,174	$112,132	$236,682
Occupancy expenses	736	12,990	11,420	25,146
Furniture and equipment expenses	195	3,171	10,916	14,282
Loan-related expenses	687	3,886	1,046	5,619
Other expenses (1)	103,289	143,153	(97,800)	148,642
Total noninterest expense	$164,283	$228,374	$37,714	$430,371
2022
Noninterest expenses:
Salaries and benefits	$55,504	$64,244	$109,178	$228,926
Occupancy expenses	617	13,199	12,197	26,013
Furniture and equipment expenses	259	3,185	11,394	14,838
Loan-related expenses	561	4,989	1,024	6,574
Other expenses (1)	101,218	134,196	(107,963)	127,451
Total noninterest expense	$158,159	$219,813	$25,830	$403,802

(1) Includes allocated expenses.

19. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may have loans issued to its executive officers, directors, and principal shareholders. Pursuant to its policy, such loans are made in the ordinary course of business and do not involve more than the normal risk of collectability.

20. PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by Atlantic Union Bankshares Corporation (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2024, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Parent Company without prior regulatory approval totaled approximately $535.8 million or 17.0% of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2024 and 2023

(Dollars in thousands)

	2024	2023
ASSETS
Cash	$15,221	$32,336
Investments	1,681	—
Other assets	24,028	30,344
Investment in subsidiaries	3,565,243	2,927,459
Total assets	$3,606,173	$2,990,139
LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term borrowings	$247,826	$247,516
Trust preferred capital notes	170,476	143,509
Other liabilities	44,992	42,787
Total liabilities	463,294	433,812
Total stockholders' equity	3,142,879	2,556,327
Total liabilities and stockholders' equity	$3,606,173	$2,990,139

PARENT COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2024, 2023, and 2022

(Dollars in thousands)

	2024	2023	2022
Income:
Interest and dividend income	$99	$—	$—
Dividends received from subsidiaries	132,750	122,000	102,215
Other operating loss	(97)	(1,136)	(286)
Total income	132,752	120,864	101,929
Expenses:
Interest expense	21,791	19,511	14,477
Other operating expenses	19,550	12,479	9,819
Total expenses	41,341	31,990	24,296
Income before income taxes and equity in undistributed net income from subsidiaries	91,411	88,874	77,633
Income tax benefit	(547)	(9,210)	(10,892)
Equity in undistributed net income from subsidiaries	117,173	103,734	145,985
Net income	$209,131	$201,818	$234,510
Comprehensive income (loss)	$192,794	$276,755	$(202,411)

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024, 2023, and 2022

(Dollars in thousands)

	2024	2023	2022
Operating activities:
Net income	$209,131	$201,818	$234,510
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(117,173)	(103,734)	(145,985)
Non-cash dividend	—	—	(27,215)
Acquisition accounting amortization, net	1,078	851	829
Stock-based compensation expense	13,796	11,101	10,609
Deferred tax asset write-down	4,419	—	—
Issuance of common stock for services	970	735	819
Net decrease (increase) in other assets	1,536	3,256	(9,663)
Net increase in other liabilities	1,040	13,201	761
Net cash provided by operating activities	114,797	127,228	64,665
Investing activities:
Proceeds from sale of former bank premises	—	—	2,524
Increase in equity method investments	(4,516)	(7,363)	(8,830)
Net cash received in acquisitions	212	—	—
Net cash used in investing activities	(4,304)	(7,363)	(6,306)
Financing activities:
Cash dividends paid	(123,875)	(103,285)	(98,767)
Repurchase of common stock	—	—	(48,231)
Issuance of common stock	228	778	3,875
Vesting of restricted stock, net of shares held for taxes	(3,961)	(2,494)	(3,228)
Net cash used in financing activities	(127,608)	(105,001)	(146,351)
Increase (decrease) in cash and cash equivalents	(17,115)	14,864	(87,992)
Cash, cash equivalents and restricted cash at beginning of the period	32,336	17,472	105,464
Cash, cash equivalents and restricted cash at end of the period	$15,221	$32,336	$17,472
Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for net assets in acquisition	$505,402	$—	$—

Transactions related to bank acquisition
Assets acquired	521,218	—	—
Liabilities assumed	30,398	—	—

21. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through February 27, 2025, the date the financial statements were issued.

On January 31, 2025, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on March 3, 2025 to preferred shareholders of record as of February 14, 2025.

The Company’s Board of Directors also declared a quarterly dividend of $0.34 per share of common stock. The common stock dividend is payable on February 28, 2025 to common shareholders of record as of February 14, 2025.

On February 5, 2025, the Company and Sandy Spring issued a joint press release announcing that the Company’s shareholders and Sandy Spring’s stockholders have approved the previously announced merger agreement at their respective special meetings. The parties also announced that they have received the necessary bank regulatory approvals to complete the merger. The Company and Sandy Spring expect to complete the merger on or about April 1, 2025, subject to the satisfaction or waiver of customary closing conditions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective on December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Form 10-K. Ernst & Young’s attestation report on the Company’s internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Other Information

Given the timing of the following event, the following information is included in this Annual Report pursuant to Item 5.02 of Form 8-K, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers” in lieu of filing a Form 8-K.

As previously disclosed, on October 21, 2024, we entered into a merger agreement with Sandy Spring. Under the merger agreement, the Company’s board of directors will appoint Daniel J. Schrider and two other members of the Sandy Spring board of directors to the board of directors of the Company and the Bank, with such appointments to be effective as of the effective time of the merger. On February 27, 2025, the Company’s board of directors increased its size to 17 directors and appointed three current members of the board of directors of Sandy Spring—Mona Abutaleb Stephenson, Mark C. Micklem and Daniel J. Schrider—effective as of the effective time of the merger. Ms. Abutaleb, Mr. Micklem and Mr. Schrider were also appointed to serve on the board of directors of the Bank as of the effective time of the merger.

Ms. Abutaleb, Mr. Micklem and Mr. Schrider will each participate in the board of director’s standard non-employee director compensation arrangements as described in Exhibit 10.10 of this Form 10-K, which exhibit is incorporated herein by reference, as such arrangements may be amended from time to time. At this time, no decision has been made regarding which board committees Ms. Abutaleb, Mr. Micklem and Mr. Schrider will serve. When available, such committee assignments will be reported by an amendment to a Current Report on Form 8-K.

Other than the merger agreement with Sandy Spring, there are no arrangements between Ms. Abutaleb, Mr. Micklem and Mr. Schrider and any other person pursuant to which they were selected as directors. There are no transactions between the Company and Ms. Abutaleb, Mr. Micklem and Mr. Schrider that would require disclosure under Item 404(a) of Regulation S-K.

Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Insider Trading Policy

We have adopted a Policy Statement on Insider Trading (the “Insider Trading Policy”) that is filed as Exhibit 19.1 to this Form 10-K. Our Insider Trading Policy governs the purchase, sale and/or other dispositions of our securities and applies to all directors, officers, and employees. It is also our policy to take appropriate steps to comply with applicable federal and state securities laws and regulations, as well as applicable stock exchange listing standards, when we engage in transactions in our securities. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any stock exchange listing standards applicable to the Company.

We incorporate by reference the other information required by Item 10 that is contained in our definitive proxy statement for our 2025 annual meeting of shareholders, to be filed within 120 days after December 31, 2024 (the “Proxy Statement”) under the captions:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes information relating to our equity compensation plans, pursuant to which securities are authorized for issuance, as of December 31, 2024:

	Number of		Number of securities
	securities to be	Weighted-average	remaining
	issued upon	exercise price of	available for future
	exercise of	outstanding	issuance
	outstanding options,	options,	under equity compensation
	warrants and	warrants and	plans (excluding securities
	rights	rights	reflected in column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	—	$—	666,206
Total	—	$—	666,206

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

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Form 10-K:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8 of this Form 10-K:

◾	Reports of Independent Registered Public Accounting Firm (PCAOB ID 42);
◾	Consolidated Balance Sheets - December 31, 2024 and 2023;
◾	Consolidated Statements of Income - Years ended December 31, 2024, 2023, and 2022;
◾	Consolidated Statements of Comprehensive Income (Loss) -Years ended December 31, 2024, 2023, and 2022;
◾	Consolidated Statements of Changes in Stockholder’s Equity - Years ended December 31, 2024, 2023, and 2022;
◾	Consolidated Statements of Cash Flows - Years ended December 31, 2024, 2023, and 2022; and
◾	Notes to Consolidated Financial Statements for the Years ended December 31, 2024, 2023, and 2022.

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description

2.1

Agreement and Plan of Reorganization, dated as of October 4, 2018, as amended on December 7, 2018, by and between Union Bankshares Corporation and Access National Corporation (incorporated by reference to Annex A to Form S-4/A Registration Statement filed on December 10, 2018; SEC file no. 333-228455)

2.2

Agreement and Plan of Merger, dated July 24, 2023, by and between Atlantic Union Bankshares Corporation and American National Bankshares Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 25, 2023)**

2.3

Agreement and Plan of Merger, dated as of October 21, 2024, by and between Sandy Spring Bancorp, Inc. and Atlantic Union Bankshares Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 21, 2024)**

3.1

Amended and Restated Articles of Incorporation of Atlantic Union Bankshares Corporation, effective May 7, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 7, 2020)

3.1.1

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

10.4*

Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K filed on February 25, 2020)

10.4.1*

First Amendment to Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.5.1 to Annual Report on Form 10-K filed on February 25, 2022)

10.4.2*

162(m) Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.5.2 to Annual Report on Form 10-K filed on February 25, 2022)

10.4.3*

Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, effective September 1, 2019 (incorporated by reference to Exhibit 10.6.1 to Annual Report on Form 10-K filed on February 25, 2020)

10.4.4*

Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.6.2 to Annual Report on Form 10-K filed on February 25, 2020)

10.5*

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

10.5.2*

Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, effective September 1, 2019 (incorporated by reference to Exhibit 10.7.1 to Annual Report on Form 10-K filed on February 25, 2020)

10.5.3*

Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.7.2 to Annual Report on Form 10-K filed on February 25, 2020)

10.6*

Amended and Restated Virginia Bankers Association Deferred Compensation Plan for Directors and Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2023 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 4, 2023)

10.6.1*

Adoption Agreement for the Restated Virginia Bankers Association Nonqualified Supplemental Deferred Compensation Plan of Atlantic Union Bankshares Corporation (for Directors and Executives), effective January 1, 2023 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 4, 2023)

10.7*	Atlantic Union Bankshares Corporation Executive Severance Plan (as amended and restated effective November 18, 2021) (re-filed to update Schedule A thereto)

10.7.1*	Form of Severance Agreement and Release of Claims (incorporated by reference to Exhibit 10.7.1 to Annual Report on Form 10-K filed on February 24, 2023)

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

10.10*	Schedule of Atlantic Union Bankshares Corporation Non-Employee Director Compensation

10.11*	Management Incentive Plan (incorporated by reference to Exhibit 10.12 to Quarterly Report on Form 10-Q filed on May 2, 2024)

10.12*	Atlantic Union Bankshares Corporation Executive Stock Ownership Policy, adopted December 10, 2020 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on February 26, 2021)

10.13*

Atlantic Union Bankshares Corporation Non-Employee Director Stock Ownership Policy, adopted October 29, 2020 (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed on February 26, 2021)

10.14*	Atlantic Union Bankshares Corporation Stock and Incentive Plan, as amended and restated May 4, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 6, 2021)

10.15*

Employment Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Maria Tedesco, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 18, 2022)

10.16*

Management Continuity Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Maria Tedesco, dated January 14, 2022 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 18, 2022)

10.17*

Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards with a relative TSR performance measure granted on or after February 24, 2022) (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on February 25, 2022)

10.18*

Form of Time-Based Restricted Stock Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards on or after February 24, 2022) (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed on February 25, 2022)

10.19*

Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards with a relative core ROATCE performance measure granted on or after February 23, 2023) (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on February 24, 2023)

10.20

Agreement for Purchase and Sale of Real Property, dated September 20, 2023, by and between Atlantic Union Bank and Blue Owl AUB Owner LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2023)**

10.21*

Form of Performance Share Unit Agreement under Atlantic Union Bankshares Corporation Stock and Incentive Plan (for awards with a relative TSR performance measure granted on or after February 22, 2024) (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K filed on February 22, 2024)

10.22

Support Agreement, dated as of October 21, 2024, by and between Atlantic Union Bankshares Corporation and each of the stockholders of Sandy Spring Bancorp, Inc. listed on the signatures pages therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 21, 2024)

10.23

Forward Sale Agreement, dated as of October 21, 2024, between Atlantic Union Bankshares Corporation and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 21, 2024).

10.24

Additional Forward Sale Agreement, dated as of October 21, 2024, between Atlantic Union Bankshares Corporation and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 22, 2024)

19	Atlantic Union Bankshares Corporation Policy Statement on Insider Trading

21.1	Subsidiaries of Atlantic Union Bankshares Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Atlantic Union Bankshares Corporation Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed on February 22, 2024)

101.0

Interactive data files formatted in Inline eXtensible Business Reporting Language - pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023, and 2022, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022 and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2024, 2023, and 2022.

104.0	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).
*	Indicates management contract.

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

Atlantic Union Bankshares Corporation

By:	/s/ John C. Asbury	Date: February 27, 2025
John C. Asbury
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2025.

Signature	Title

/s/ Nancy Howell Agee	Director
Nancy Howell Agee

/s/ John C. Asbury	Director, President, and Chief Executive Officer (principal executive
John C. Asbury	officer)

/s/ Patrick E. Corbin	Director
Patrick E. Corbin

/s/ Rilla S. Delorier	Director
Rilla S. Delorier

/s/ Frank Russell Ellett	Director
Frank Russell Ellett

/s/ Paul Engola	Director
Paul Engola

/s/ Robert M. Gorman	Executive Vice President and Chief Financial Officer (principal financial
Robert M. Gorman	and accounting officer)

/s/ Donald R. Kimble	Director
Donald R. Kimble

/s/ Patrick J. McCann	Director
Patrick J. McCann

/s/ Michelle A. O’Hara	Director
Michelle A. O’Hara

/s/ Linda V. Schreiner	Vice Chair of the Board of Directors
Linda V. Schreiner

/s/ Joel R. Shepherd	Director
Joel R. Shepherd

/s/ Ronald L. Tillett	Chair of the Board of Directors
Ronald L. Tillett

/s/ Keith L. Wampler	Director
Keith L. Wampler

/s/ F. Blair Wimbush	Director
F. Blair Wimbush