Form 10-Q
period 2025-03-31
Atlantic Union Bankshares Corp
filed 2025-05-07
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of April 30, 2025 was 142,468,488.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

In this Quarterly Report on Form 10-Q, except as otherwise indicated or the context suggests otherwise, references to the “Company” refers to Atlantic Union Bankshares Corporation, a Virginia corporation, and the terms “we”, “us” and “our” refer to the Company and its direct and indirect subsidiaries, including Atlantic Union Bank, which we refer to as the “Bank.” The “Federal Reserve” refers to the Board of Governor of the Federal Reserve System, our primary federal regulator.

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

“Sandy Spring” refers to Sandy Spring Bancorp, Inc., which we acquired on April 1, 2025, pursuant to the Agreement and Plan of Merger dated October 21, 2024, by and between the Company and Sandy Spring, which we refer to as the “Sandy Spring merger agreement.”

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

ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALLL	–	Allowance for loan and lease losses, a component of the ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
BOLI	–	Bank-owned life insurance
bps	–	Basis points
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FOMC	–	Federal Open Market Committee
FTE	–	Fully taxable equivalent
GAAP	–	Accounting principles generally accepted in the United States
HTM	–	Held to maturity
LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
MBS	–	Mortgage-Backed Securities
NPA	–	Nonperforming assets
NYSE	–	New York Stock Exchange
PCD	–	Purchased credit deteriorated
SEC	–	U.S. Securities and Exchange Commission
SOFR	–	Secured Overnight Financing Rate
TLM	–	Troubled loan modification

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(Dollars in thousands, except share data)

	March 31,	December 31,
	2025	2024
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$194,083	$196,435
Interest-bearing deposits in other banks	236,094	153,695
Federal funds sold	3,961	3,944
Total cash and cash equivalents	434,138	354,074
Securities available for sale, at fair value	2,483,835	2,442,166
Securities held to maturity, at carrying value	821,059	803,851
Restricted stock, at cost	100,312	102,954
Loans held for sale	9,525	9,420
Loans held for investment, net of deferred fees and costs	18,427,689	18,470,621
Less: allowance for loan and lease losses	193,796	178,644
Total loans held for investment, net	18,233,893	18,291,977
Premises and equipment, net	111,876	112,704
Goodwill	1,214,053	1,214,053
Amortizable intangibles, net	79,165	84,563
Bank owned life insurance	496,933	493,396
Other assets	647,822	676,165
Total assets	$24,632,611	$24,585,323
LIABILITIES
Noninterest-bearing demand deposits	$4,471,173	$4,277,048
Interest-bearing deposits	16,031,701	16,120,571
Total deposits	20,502,874	20,397,619
Securities sold under agreements to repurchase	57,018	56,275
Other short-term borrowings	—	60,000
Long-term borrowings	418,667	418,303
Other liabilities	468,836	510,247
Total liabilities	21,447,395	21,442,444
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	118,823	118,519
Additional paid-in capital	2,280,300	2,280,547
Retained earnings	1,119,635	1,103,326
Accumulated other comprehensive loss	(333,715)	(359,686)
Total stockholders' equity	3,185,216	3,142,879
Total liabilities and stockholders' equity	$24,632,611	$24,585,323

Common shares outstanding	89,340,541	89,770,231
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Interest and dividend income:
Interest and fees on loans	$271,515	$234,600
Interest on deposits in other banks	2,513	1,280
Interest and dividends on securities:
Taxable	23,648	18,879
Nontaxable	8,160	8,156
Total interest and dividend income	305,836	262,915
Interest expense:
Interest on deposits	115,587	101,864
Interest on short-term borrowings	909	8,161
Interest on long-term borrowings	5,176	5,065
Total interest expense	121,672	115,090
Net interest income	184,164	147,825
Provision for credit losses	17,638	8,239
Net interest income after provision for credit losses	166,526	139,586
Noninterest income:
Service charges on deposit accounts	9,683	8,569
Other service charges, commissions and fees	1,762	1,731
Interchange fees	2,949	2,294
Fiduciary and asset management fees	6,697	4,838
Mortgage banking income	973	867
(Loss) gain on sale of securities	(102)	3
Bank owned life insurance income	3,537	3,245
Loan-related interest rate swap fees	2,400	1,216
Other operating income	1,264	2,789
Total noninterest income	29,163	25,552
Noninterest expenses:
Salaries and benefits	75,415	61,882
Occupancy expenses	8,580	6,625
Furniture and equipment expenses	3,914	3,309
Technology and data processing	10,188	8,127
Professional services	4,687	3,081
Marketing and advertising expense	3,184	2,318
FDIC assessment premiums and other insurance	5,201	5,143
Franchise and other taxes	4,643	4,501
Loan-related expenses	1,249	1,323
Amortization of intangible assets	5,398	1,895
Merger-related costs	4,940	1,874
Other expenses	6,785	5,195
Total noninterest expenses	134,184	105,273
Income before income taxes	61,505	59,865
Income tax expense	11,687	10,096
Net Income	$49,818	$49,769
Dividends on preferred stock	2,967	2,967
Net income available to common shareholders	$46,851	$46,802

Basic earnings per common share	$0.53	$0.62
Diluted earnings per common share	$0.52	$0.62
Dividends declared per common share	$0.34	$0.32
Basic weighted average number of common shares outstanding	89,222,296	75,197,113
Diluted weighted average number of common shares outstanding	90,072,795	75,197,376

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$49,818	$49,769
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $2,747 and $2,726 for the three months ended March 31, 2025 and 2024, respectively)	10,336	(10,253)
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $4,188 and $5,450 for the three months ended March 31, 2025 and 2024, respectively)	15,754	(20,501)
Reclassification adjustment for losses (gains) included in net income (net of tax, $21 and $1 for the three months ended March 31, 2025 and 2024, respectively) (1)	81	(2)
HTM securities:
Reclassification adjustment for accretion of unrealized gains on AFS securities transferred to HTM (net of tax) (2)	—	(2)
Bank owned life insurance:
Unrealized holding losses arising during the period	(10)	(16)
Reclassification adjustment for gains included in net income (3)	(190)	(175)
Other comprehensive income (loss):	25,971	(30,949)
Comprehensive income	$75,789	$18,820

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2024	$118,519	$173	$2,280,547	$1,103,326	$(359,686)	$3,142,879
Net Income				49,818		49,818
Other comprehensive income (net of taxes of $6,957)					25,971	25,971
Dividends on common stock ($0.34 per share)				(30,542)		(30,542)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (228,311 shares)(1)	304		(3,698)			(3,394)
Stock-based compensation expense			3,451			3,451
Balance - March 31, 2025	$118,823	$173	$2,280,300	$1,119,635	$(333,715)	$3,185,216

(1) No stock options remained outstanding at December 31, 2024 or March 31, 2025.

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2023	$99,147	$173	$1,782,286	$1,018,070	$(343,349)	$2,556,327
Net Income				49,769		49,769
Other comprehensive loss (net of taxes of $8,182)					(30,949)	(30,949)
Dividends on common stock ($0.32 per share)				(24,027)		(24,027)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (189,503 shares)	252		(2,458)			(2,206)
Stock-based compensation expense			2,981			2,981
Balance - March 31, 2024	$99,399	$173	$1,782,809	$1,040,845	$(374,298)	$2,548,928

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Dollars in thousands)

	2025	2024
Operating activities:
Net income	$49,818	$49,769
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,638	8,239
Depreciation of premises and equipment	3,168	2,961
Amortization, net	6,160	6,542
(Accretion) amortization related to acquisitions, net	(7,155)	2,869
Losses (gains) on securities sales, net	102	(3)
BOLI income	(3,537)	(3,245)
Loans held for sale:
Originations and purchases	(44,255)	(41,244)
Proceeds from sales	43,803	35,770
Changes in operating assets and liabilities:
Net decrease (increase) in other assets	17,039	(11,368)
Net (decrease) increase in other liabilities	(20,749)	6,721
Net cash provided by operating activities	62,032	57,011
Investing activities:
Securities AFS and restricted stock:
Purchases	(131,017)	(115,674)
Proceeds from sales	41,366	61,943
Proceeds from maturities, calls and paydowns	72,477	60,985
Securities HTM:
Purchases	(25,436)	—
Proceeds from maturities, calls and paydowns	7,036	7,374
Net change in other investments	(6,694)	(6,724)
Net decrease (increase) in LHFI	53,435	(220,677)
Net purchases of premises and equipment	(2,398)	(2,124)
Proceeds from sales of foreclosed properties and former bank premises	874	—
Net cash provided by (used in) investing activities	9,643	(214,897)
Financing activities:
Net increase (decrease) in:
Non-interest-bearing deposits	194,125	(117,990)
Interest-bearing deposits	(89,286)	578,294
Short-term borrowings	(59,257)	(254,428)
Common stock:
Proceeds from exercise of stock options	—	227
Dividends paid	(33,509)	(26,994)
Vesting of restricted stock, net of shares held for taxes	(3,684)	(2,684)
Net cash provided by financing activities	8,389	176,425
Increase in cash and cash equivalents	80,064	18,539
Cash, cash equivalents and restricted cash at beginning of the period	354,074	378,131
Cash, cash equivalents and restricted cash at end of the period	$434,138	$396,670

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Dollars in thousands)

	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$119,161	$109,148
Income taxes	697	86

Supplemental schedule of noncash investing and financing activities
Transfer to LHFI from LHFS	355	—

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank (the “Bank”), which provides banking and related financial products and services to consumers and businesses. Except as otherwise indicated or the context suggests otherwise, references to the “Company” refers to Atlantic Union Bankshares Corporation and its subsidiaries.

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (“ACL”), the fair value of financial instruments, and the fair values associated with assets acquired and liabilities assumed in a business combination. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other period.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Certain prior period amounts have been reclassified to conform to current period presentation. None of these reclassifications had a material effect on the Company’s financial statements. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K for additional information on the Company’s accounting policies. There have not been any significant changes to the Company’s accounting policies from those disclosed in the Company’s 2024 Form 10-K that could have a material effect on the Company’s financial statements.

2. ACQUISITIONS

On April 1, 2025, the Company completed its merger with Sandy Spring Bancorp, Inc. (“Sandy Spring”). Because the merger closed on April 1, 2025, the historical consolidated financial results of Sandy Spring are not included in the Company’s financial results for the quarter ended March 31, 2025. Refer to Note 15 “Subsequent Events” within this Item 1 of this Quarterly Report for information on the Company’s completed merger with Sandy Spring.

American National Bankshares Inc. Acquisition

On April 1, 2024, the Company completed its previously announced merger with American National Bankshares Inc. (“American National”), the holding company for American National Bank and Trust Company, headquartered in Danville, Virginia. Under the terms of the American National merger agreement, at the effective time of the American National merger, each outstanding share of American National common stock was converted into 1.35 shares of the Company’s common stock, resulting in 14.3 million additional shares issued, or aggregate consideration of $505.5 million, based on the closing price per share of the Company’s common stock as quoted on the NYSE on March 28, 2024, which was the last trading day prior to the consummation of the acquisition. With the acquisition of American National, the Company acquired 26 branches, deepening its presence in central and western Virginia, and expanding its franchise into contiguous markets in southern Virginia and in North Carolina.

As a result of the American National acquisition, the Company recorded goodwill totaling $288.8 million at March 31, 2025, which reflects expected synergies and economies of scale from the acquisition, allocated between the Company’s Wholesale Banking ($210.8 million) and Consumer Banking ($78.0 million) reporting segments, which is not deductible for tax purposes. While the Company believed the information available on April 1, 2024 provided a reasonable basis for estimating fair value, the Company obtained additional information and evidence within the one year measurement period, that resulted in changes to the estimated fair value amounts and associated goodwill for which measurement period adjustments were recorded. Measurement period adjustments recorded during the third and fourth quarters of 2024 related to the Company’s foreclosed properties, deferred tax assets, long-term borrowings, and franchise tax accruals, which resulted in a $6.5 million increase in the preliminary goodwill recognized as part of the American National acquisition during the second quarter of 2024. In addition, certain reclassification adjustments were made to other assets and other liabilities to conform to the Company’s current balance sheet presentation. The final review of assets acquired and liabilities assumed resulted in no additional measurement period adjustments during the first quarter of 2025, and goodwill was determined to be final as of March 31, 2025.

The following table provides a summary of the consideration transferred and the fair value of the assets acquired and liabilities assumed as of the date of the American National acquisition, reflecting the aforementioned measurement period and reclassification adjustments (dollars in thousands):

Purchase price consideration		$505,473

Fair value of assets acquired:
Cash and cash equivalents	$55,060
Securities available for sale	507,764
Loans held for sale	2,611
Loans held for investment	2,151,517
Premises and equipment	35,802
Core deposit intangibles and other intangibles	84,687
Bank owned life insurance	30,627
Other assets	78,829
Total assets	$2,946,897

Fair value of liabilities assumed:
Deposits	$2,583,089
Short-term borrowings	98,336
Long-term borrowings	25,890
Other liabilities	22,951
Total liabilities	$2,730,266

Fair value of net assets acquired		$216,631
Goodwill		$288,842

The Company assessed the fair value based on the following methods for the significant assets acquired and liabilities assumed:

Cash and cash equivalents: The fair value was determined to approximate the carrying amount based on the short-term nature of these assets.

Securities Available for Sale (“AFS”): The fair value of the investment portfolio was based on quoted market prices and dealer quotes and pricing obtained from independent pricing services.

Loans held for sale (“LHFS”): The LHFS portfolio was recorded at fair value based on quotes or bids from third parties.

Loans held for investment (“LHFI”): Fair values for LHFI were estimated using a discounted cash flow analysis that considered factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates. The discount rates used for loans were based on current market rates for new originations of comparable loans and factored in adjustments for any expected liquidity events. Expected cash flows were derived using inputs that considered estimated credit losses and prepayments.

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

Bank owned life insurance (“BOLI”): The fair value of BOLI is carried at its current cash surrender value, which is the most reasonable estimate of fair value.

Deposits: The fair value of interest-bearing and non-interest-bearing deposits is the amount payable on demand at the acquisition date. The fair value of time deposits was estimated using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.

Short-Term Borrowings: Acquired short term borrowings consist of Federal Home Loan Bank of Atlanta (“FHLB”) overnight borrowings and borrowings under repurchase agreements. The fair value of the short-term borrowings was determined to approximate the carrying amounts.

Long-Term Borrowings: The fair values of the Company’s long-term borrowings, including trust preferred securities, were estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

The following table presents for illustrative purposes only certain pro forma information as if the Company had acquired American National on January 1, 2024. These results combine the historical results of American National in the Company's Consolidated Statements of Income and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2024. No adjustments have been made to the pro forma results regarding possible revenue enhancements, provision for credit losses, or expense efficiencies. Pro forma adjustments below include the net impact of American National’s accretion and the elimination of merger-related costs, as disclosed below. The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition, which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma
	Three Months Ended
	March 31,
	2025 (2)	2024 (2)
	(unaudited)	(unaudited)
Total revenues (1)	$213,327	$207,363
Net income available to common shareholders (3)	$51,494	$59,445

(1) Includes net interest income and noninterest income.

(2) Includes the net impact of American National’s accretion adjustments of $5.0 million for the three months ended March 31, 2024. There were no pro forma net accretion adjustments for the three months ended March 31, 2025.

(3) For the three months ended March 31, 2025 and 2024, excludes merger-related costs as noted below.

Merger-related costs, net of tax, were $4.6 million and $1.6 million, for the three months ended March 31, 2025 and 2024, respectively, and are recorded in “Merger-related costs” on the Company’s Consolidated Statements of Income and have been expensed as incurred. For the three months ended March 31, 2025, merger-related costs were related to the Sandy Spring acquisition, primarily related to professional fees. All the merger-related costs for the three months ended March 31, 2024 were related to the American National acquisition. American National merger-related costs include costs such as employee severance, professional fees, system conversion, and lease and contract termination expenses

The Company’s operating results for the three months ended March 31, 2025 include the operating results of the acquired assets and assumed liabilities of American National subsequent to the acquisition on April 1, 2024. Due to the merging of certain processes and the conversion of American National’s systems during the second quarter of 2024, historical reporting for the former American National operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

3. SECURITIES AND OTHER INVESTMENTS

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of March 31, 2025 are as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
U.S. government and agency securities	$65,428	$680	$(13)	$66,095
Obligations of states and political subdivisions	593,973	125	(137,728)	456,370
Corporate and other bonds (1)	245,806	558	(7,534)	238,830
Commercial MBS
Agency	288,399	668	(41,610)	247,457
Non-agency	67,810	90	(1,923)	65,977
Total commercial MBS	356,209	758	(43,533)	313,434
Residential MBS
Agency	1,506,416	2,917	(195,677)	1,313,656
Non-agency	96,155	470	(3,060)	93,565
Total residential MBS	1,602,571	3,387	(198,737)	1,407,221
Other securities	1,885	—	—	1,885
Total AFS securities	$2,865,872	$5,508	$(387,545)	$2,483,835

(1) Other bonds include asset-backed securities.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of December 31, 2024 are as follows (dollars in thousands):

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

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value(2)	Losses	Value	Losses
March 31, 2025
U.S. government and agency securities	$—	$—	$1,094	$(13)	$1,094	$(13)
Obligations of states and political subdivisions	6,008	(377)	434,789	(137,351)	440,797	(137,728)
Corporate and other bonds (1)	195	(1)	152,758	(7,533)	152,953	(7,534)
Commercial MBS
Agency	15,166	(83)	161,498	(41,527)	176,664	(41,610)
Non-agency	19,316	(856)	20,262	(1,067)	39,578	(1,923)
Total commercial MBS	34,482	(939)	181,760	(42,594)	216,242	(43,533)
Residential MBS
Agency	108,671	(571)	886,146	(195,106)	994,817	(195,677)
Non-agency	23,135	(197)	26,443	(2,863)	49,578	(3,060)
Total residential MBS	131,806	(768)	912,589	(197,969)	1,044,395	(198,737)
Total AFS securities	$172,491	$(2,085)	$1,682,990	$(385,460)	$1,855,481	$(387,545)

December 31, 2024
U.S. government and agency securities	$1,935	$(2)	$1,286	$(25)	$3,221	$(27)
Obligations of states and political subdivisions	6,560	(322)	444,056	(129,381)	450,616	(129,703)
Corporate and other bonds (1)	8,620	(27)	145,655	(9,292)	154,275	(9,319)
Commercial MBS
Agency	31,291	(359)	160,880	(44,319)	192,171	(44,678)
Non-agency	24,864	(1,188)	21,110	(922)	45,974	(2,110)
Total commercial MBS	56,155	(1,547)	181,990	(45,241)	238,145	(46,788)
Residential MBS
Agency	104,477	(546)	895,714	(216,208)	1,000,191	(216,754)
Non-agency	6,067	(98)	27,851	(3,286)	33,918	(3,384)
Total residential MBS	110,544	(644)	923,565	(219,494)	1,034,109	(220,138)
Total AFS securities	$183,814	$(2,542)	$1,696,552	$(403,433)	$1,880,366	$(405,975)

(1) Other bonds include asset-backed securities.

(2) Comprised of 715 and 726 individual securities as of March 31, 2025 and December 31, 2024, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at March 31, 2025 and December 31, 2024 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities (“MBS”) are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating. The Company’s AFS investment portfolio is generally highly-rated or agency backed. At March 31, 2025 and December 31, 2024, all AFS securities were current with no securities past due or on non-accrual, and no ACL was held against the Company’s AFS securities portfolio.

The following table presents the amortized cost and estimated fair value of AFS securities as of the periods ended, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025		December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$20,877	$20,790	$35,954	$35,808
Due after one year through five years	225,718	226,577	215,517	215,513
Due after five years through ten years	288,239	270,629	286,487	271,443
Due after ten years	2,331,038	1,965,839	2,306,805	1,919,402
Total AFS securities	$2,865,872	$2,483,835	$2,844,763	$2,442,166

Refer to Note 8 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements and for other purposes as permitted or required by law as of March 31, 2025 and December 31, 2024.

Accrued interest receivable on AFS securities totaled $9.7 million and $10.1 million at March 31, 2025 and December 31, 2024, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three months ended March 31, 2025 and 2024, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

Held to Maturity

The Company reports held to maturity (“HTM”) securities on the Company’s Consolidated Balance Sheets at carrying value. Carrying value is amortized cost, which includes any unamortized unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) prior to reclassifying the securities from AFS securities to HTM securities. The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of March 31, 2025 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
Obligations of states and political subdivisions	$720,888	$665	$(37,312)	$684,241
Corporate and other bonds (1)	3,087	—	(59)	3,028
Commercial MBS
Agency	26,671	—	(5,780)	20,891
Non-agency	16,824	102	(585)	16,341
Total commercial MBS	43,495	102	(6,365)	37,232
Residential MBS
Agency	37,373	—	(5,450)	31,923
Non-agency	16,216	—	(228)	15,988
Total residential MBS	53,589	—	(5,678)	47,911
Total HTM securities	$821,059	$767	$(49,414)	$772,412

(1) Other bonds include asset-backed securities.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2024 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
Obligations of states and political subdivisions	$697,683	$715	$(31,763)	$666,635
Corporate and other bonds (1)	3,322	—	(82)	3,240
Commercial MBS
Agency	26,787	—	(6,185)	20,602
Non-agency	17,922	28	(659)	17,291
Total commercial MBS	44,709	28	(6,844)	37,893
Residential MBS
Agency	37,808	—	(6,288)	31,520
Non-agency	20,329	—	(282)	20,047
Total residential MBS	58,137	—	(6,570)	51,567
Total HTM securities	$803,851	$743	$(45,259)	$759,335

(1) Other bonds include asset-backed securities.

The following table presents the amortized cost of HTM securities as of the periods ended, by security type and credit rating (dollars in thousands):

	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	subdivisions	bonds	securities	securities
March 31, 2025
Credit Rating:
AAA/AA/A	$710,141	$—	$5,416	$715,557
BBB/BB/B	1,139	—	—	1,139
Not Rated – Agency (1)	—	—	64,044	64,044
Not Rated – Non-Agency (2)	9,608	3,087	27,624	40,319
Total	$720,888	$3,087	$97,084	$821,059
December 31, 2024
Credit Rating:
AAA/AA/A	$686,923	$—	$5,748	$692,671
BBB/BB/B	1,144	—	—	1,144
Not Rated – Agency (1)	—	—	64,595	64,595
Not Rated – Non-Agency (2)	9,616	3,322	32,503	45,441
Total	$697,683	$3,322	$102,846	$803,851

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

	March 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$—	$—	$3,369	$3,358
Due after one year through five years	18,744	19,041	18,293	18,547
Due after five years through ten years	142,875	135,547	115,243	109,358
Due after ten years	659,440	617,824	666,946	628,072
Total HTM securities	$821,059	$772,412	$803,851	$759,335

Refer to Note 8 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of March 31, 2025 and December 31, 2024.

Accrued interest receivable on HTM securities totaled $6.8 million and $8.4 million at March 31, 2025 and December 31, 2024, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three months ended March 31, 2025 and 2024, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. At March 31, 2025 and December 31, 2024, the Company’s HTM securities were all current, with no securities past due or on non-accrual. The Company’s HTM securities ACL was immaterial at March 31, 2025 and December 31, 2024.

Restricted Stock, at cost

The FHLB required the Bank to maintain stock in an amount equal to 4.75% of outstanding borrowings and a specific percentage of the member’s total assets at March 31, 2025 and December 31, 2024, respectively. The Federal Reserve Bank of Richmond (“FRB”) requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. At March 31, 2025 and December 31, 2024, restricted stock consisted of FRB stock in the amount of $82.9 million for both periods, and FHLB stock in the amount of $17.4 million and $20.1 million, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three months ended March 31, (dollars in thousands):

	2025	2024
Realized gains (losses): (1)
Gross realized gains	$14	$3
Gross realized losses	(116)	—
Net realized (losses) gains	$(102)	$3
Proceeds from sales of securities	$41,366	$61,943

(1) Includes gains (losses) on sales and calls of securities.

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables exclude LHFS. The Company’s LHFI are stated at their face amount, net of deferred fees and costs, and consisted of the following as of the periods ended (dollars in thousands):

	March 31, 2025	December 31, 2024
Construction and Land Development	$1,305,969	$1,731,108
Commercial Real Estate ("CRE") – Owner Occupied	2,363,509	2,370,119
CRE – Non-Owner Occupied	5,072,694	4,935,590
Multifamily Real Estate	1,531,547	1,240,209
Commercial & Industrial	3,819,415	3,864,695
Residential 1-4 Family – Commercial	738,388	719,425
Residential 1-4 Family – Consumer	1,286,526	1,293,817
Residential 1-4 Family – Revolving	778,527	756,944
Auto	279,517	316,368
Consumer	101,334	104,882
Other Commercial	1,150,263	1,137,464
Total LHFI, net of deferred fees and costs(1)	18,427,689	18,470,621
Allowance for loan and lease losses	(193,796)	(178,644)
Total LHFI, net	$18,233,893	$18,291,977

(1) Total loans included unamortized premiums and discounts, and unamortized deferred fees and costs totaling $206.0 million and $220.6 million as of March 31, 2025 and December 31, 2024, respectively.

Accrued interest receivable on LHFI totaled $71.4 million and $73.7 million at March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable write-offs were not material to the Company’s consolidated financial statements for the three months ended March 31, 2025 and 2024.

The following table shows the aging of the Company’s LHFI portfolio by class at March 31, 2025 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,302,682	$458	$35	$—	$2,794	$1,305,969
CRE – Owner Occupied	2,357,437	1,455	971	714	2,932	2,363,509
CRE – Non-Owner Occupied	5,067,775	3,760	—	—	1,159	5,072,694
Multifamily Real Estate	1,529,089	1,353	981	—	124	1,531,547
Commercial & Industrial	3,770,204	4,192	838	1,075	43,106	3,819,415
Residential 1-4 Family – Commercial	734,639	1,029	19	1,091	1,610	738,388
Residential 1-4 Family – Consumer	1,261,038	11,005	348	1,193	12,942	1,286,526
Residential 1-4 Family – Revolving	768,867	2,533	1,137	2,397	3,593	778,527
Auto	274,479	3,662	539	196	641	279,517
Consumer	100,361	479	384	94	16	101,334
Other Commercial	1,142,145	6,875	1,123	22	98	1,150,263
Total LHFI, net of deferred fees and costs	$18,308,716	$36,801	$6,375	$6,782	$69,015	$18,427,689
% of total loans	99.35%	0.20%	0.04%	0.04%	0.37%	100.00%

The following table shows the aging of the Company’s LHFI portfolio by class at December 31, 2024 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,729,637	$38	$—	$120	$1,313	$1,731,108
CRE – Owner Occupied	2,362,458	2,080	1,074	1,592	2,915	2,370,119
CRE – Non-Owner Occupied	4,926,168	1,381	—	6,874	1,167	4,935,590
Multifamily Real Estate	1,238,711	1,366	—	—	132	1,240,209
Commercial & Industrial	3,820,564	9,405	69	955	33,702	3,864,695
Residential 1-4 Family – Commercial	715,604	697	665	949	1,510	719,425
Residential 1-4 Family – Consumer	1,266,467	5,928	7,390	1,307	12,725	1,293,817
Residential 1-4 Family – Revolving	747,474	1,824	2,110	1,710	3,826	756,944
Auto	311,354	3,615	456	284	659	316,368
Consumer	103,528	804	486	44	20	104,882
Other Commercial	1,132,960	2,167	2,029	308	—	1,137,464
Total LHFI, net of deferred fees and costs	$18,354,925	$29,305	$14,279	$14,143	$57,969	$18,470,621
% of total loans	99.37%	0.16%	0.08%	0.08%	0.31%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status with no related allowance for loan and lease losses (“ALLL”), a component of the ACL as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2025	2024
Construction and Land Development	$1,277	$—
Commercial & Industrial	—	2,510
Total LHFI	$1,277	$2,510

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2025 and 2024.

Troubled Loan Modifications (“TLMs”)

The following table presents the amortized cost basis of loan modifications to borrowers experiencing financial difficulty for the three months ended March 31, 2025 (dollars in thousands). TLMs for the quarter ended March 31, 2024 were not significant at approximately $36,000.

	2025
	Amortized Cost	% of Total Class of Financing Receivable
Combination - Other-Than-Insignificant Payment Delay and Term Extension
Commercial and Industrial	$493	0.01%
Total Combination - Other-Than-Insignificant Payment Delay and Term Extension	$493

Term Extension
CRE – Owner Occupied	$305	0.01%
Residential 1-4 Family – Commercial	332	0.04%
Residential 1-4 Family – Consumer	201	0.02%
Total Term Extension	$838

Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$840	0.07%
Total Combination - Term Extension and Interest Rate Reduction	$840

Total	$2,171

The following table describes the financial effects of TLMs on a weighted average basis for TLMs within that loan type for the three months ended March 31,:

2025

Combination - Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family - Consumer	Added a weighted-average 1.6 years to the life of loans and reduced the weighted average contractual interest rate from 5.0% to 2.1%.

The Company considers a default of a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. During the three months ended March 31, 2025 and 2024, the Company did not have any material loans that went into default that had been modified and designated as TLMs in the twelve-month period prior to the time of default.

The Company monitors the performance of TLMs to determine the effectiveness of the modifications. During the three months ended March 31, 2025 and 2024, the Company did not have any material loans that had been modified and designated as TLMs that were past due.

As of March 31, 2025 and December 31, 2024, there were no material unfunded commitments on loans modified and designated as TLMs.

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, CRE – Owner Occupied, CRE – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by loan segment for the three months ended March 31, (dollars in thousands):

	2025
	Commercial	Consumer	Total
Balance at beginning of period	$148,887	$29,757	$178,644
Loans charged-off	(1,847)	(1,038)	(2,885)
Recoveries credited to allowance	230	377	607
Provision charged to operations	15,638	1,792	17,430
Balance at end of period	$162,908	$30,888	$193,796

	2024
	Commercial	Consumer	Total
Balance at beginning of period	$105,896	$26,286	$132,182
Loans charged-off	(4,939)	(955)	(5,894)
Recoveries credited to allowance	533	444	977
Provision charged to operations	9,038	(113)	8,925
Balance at end of period	$110,528	$25,662	$136,190

Credit Quality Indicators

Credit quality indicators are used to help estimate the collectability of each loan class within the Commercial and Consumer loan segments. For classes of loans within the Commercial segment, the primary credit quality indicator used for evaluating credit quality and estimating the ALLL is risk rating categories of Pass (including Pass-Watch), Special Mention, Substandard, and Doubtful. For classes of loans within the Consumer segment, the primary credit quality indicator used for evaluating credit quality and estimating ALLL is delinquency bands of current, 30-59, 60-89, 90+, and nonaccrual. While other credit quality indicators are evaluated and analyzed as part of the Company’s credit risk management activities, these indicators are primarily used in estimating the ALLL. The Company evaluates the credit risk of its loan portfolio on at least a quarterly basis.

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

Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K for additional information on the Company’s policies and for further information on the Company’s credit quality indicators.

Commercial Loans

The Company uses a risk rating system as the primary credit quality indicator for classes of loans within the Commercial segment. The Company defines pass loans as risk rated 1-5 and criticized loans as risk rated 6-9. See Note 4 “Loans and

Allowance For Loan and Lease Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2024 Form 10-K for information on the Company’s risk rating system.

The table below details the amortized cost and gross write-offs of the classes of loans within the Commercial segment by risk level and year of origination as of March 31, (dollars in thousands):

	2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Construction and Land Development
Pass	$61,598	$354,330	$499,256	$133,499	$24,383	$62,203	$85,135	$1,220,404
Watch	—	209	1,275	53	23	3,590	73	5,223
Special Mention	—	938	18,356	31,822	—	1,559	—	52,675
Substandard	20	159	79	135	859	4,113	22,302	27,667
Total Construction and Land Development	$61,618	$355,636	$518,966	$165,509	$25,265	$71,465	$107,510	$1,305,969
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

CRE – Owner Occupied
Pass	$34,765	$169,044	$251,374	$290,094	$256,793	$1,195,085	$17,632	$2,214,787
Watch	—	5,138	5,324	1,190	3,618	58,423	1,111	74,804
Special Mention	—	570	6,066	1,788	1,661	13,985	562	24,632
Substandard	—	24,567	1,738	1,357	665	20,819	140	49,286
Total CRE – Owner Occupied	$34,765	$199,319	$264,502	$294,429	$262,737	$1,288,312	$19,445	$2,363,509
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

CRE – Non-Owner Occupied
Pass	$71,820	$361,994	$631,090	$706,424	$815,402	$2,122,235	$69,106	$4,778,071
Watch	—	—	25,029	6,835	10,891	65,084	13,303	121,142
Special Mention	—	365	4,815	4,635	8,378	30,001	—	48,194
Substandard	—	—	6,279	22,112	1,133	95,693	70	125,287
Total CRE – Non-Owner Occupied	$71,820	$362,359	$667,213	$740,006	$835,804	$2,313,013	$82,479	$5,072,694
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & Industrial
Pass	$269,658	$737,413	$495,465	$456,317	$242,636	$304,032	$956,294	$3,461,815
Watch	—	1,396	5,663	49,212	2,388	2,451	41,322	102,432
Special Mention	—	3,622	38,201	14,793	5,663	20,090	74,518	156,887
Substandard	43	9,309	3,577	4,040	5,501	1,394	34,721	58,585
Doubtful	—	1,623	—	1,553	—	—	36,520	39,696
Total Commercial & Industrial	$269,701	$753,363	$542,906	$525,915	$256,188	$327,967	$1,143,375	$3,819,415
Current period gross write-off	$—	$—	$(20)	$—	$—	$—	$(981)	$(1,001)

Multifamily Real Estate
Pass	$24,486	$69,594	$63,117	$447,952	$276,264	$502,318	$54,525	$1,438,256
Watch	—	731	—	1,715	73,780	—	—	76,226
Special Mention	—	—	—	—	—	1,425	—	1,425
Substandard	—	—	14,163	—	—	1,477	—	15,640
Total Multifamily Real Estate	$24,486	$70,325	$77,280	$449,667	$350,044	$505,220	$54,525	$1,531,547
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 Family – Commercial
Pass	$34,503	$46,268	$75,413	$113,147	$106,794	$314,977	$6,767	$697,869
Watch	—	165	881	1,270	722	7,230	102	10,370
Special Mention	—	—	—	23,211	211	1,721	—	25,143
Substandard	353	517	—	231	229	3,423	253	5,006
Total Residential 1-4 Family – Commercial	$34,856	$46,950	$76,294	$137,859	$107,956	$327,351	$7,122	$738,388
Current period gross write-off	$—	$—	$—	$—	$—	$(38)	$—	$(38)

Other Commercial
Pass	$29,841	$244,141	$187,761	$164,552	$153,446	$235,821	$103,082	$1,118,644
Watch	—	—	1,096	3,818	881	9,255	—	15,050
Special Mention	—	—	82	948	2,654	2,672	1,872	8,228
Substandard	—	—	1,872	5,757	561	52	99	8,341
Total Other Commercial	$29,841	$244,141	$190,811	$175,075	$157,542	$247,800	$105,053	$1,150,263
Current period gross write-off	$—	$—	$—	$—	$—	$(808)	$—	$(808)

Total Commercial
Pass	$526,671	$1,982,784	$2,203,476	$2,311,985	$1,875,718	$4,736,671	$1,292,541	$14,929,846
Watch	—	7,639	39,268	64,093	92,303	146,033	55,911	405,247
Special Mention	—	5,495	67,520	77,197	18,567	71,453	76,952	317,184
Substandard	416	34,552	27,708	33,632	8,948	126,971	57,585	289,812
Doubtful	—	1,623	—	1,553	—	—	36,520	39,696
Total Commercial	$527,087	$2,032,093	$2,337,972	$2,488,460	$1,995,536	$5,081,128	$1,519,509	$15,981,785
Total current period gross write-off	$—	$—	$(20)	$—	$—	$(846)	$(981)	$(1,847)

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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost and gross write-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of March 31, (dollars in thousands):

	2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$21,210	$132,639	$170,395	$275,906	$277,866	$383,022	$—	$1,261,038
30-59 Days Past Due	—	642	558	3,178	743	5,884	—	11,005
60-89 Days Past Due	—	—	—	—	—	348	—	348
90+ Days Past Due	—	—	177	310	—	706	—	1,193
Nonaccrual	—	—	494	3,120	1,461	7,867	—	12,942
Total Residential 1-4 Family – Consumer	$21,210	$133,281	$171,624	$282,514	$280,070	$397,827	$—	$1,286,526
Current period gross write-off	$—	$—	$—	$(20)	$—	$(17)	$—	$(37)

Residential 1-4 Family – Revolving
Current	$5,166	$15,479	$30,812	$43,531	$9,849	$4,948	$659,082	$768,867
30-59 Days Past Due	—	—	—	117	—	47	2,369	2,533
60-89 Days Past Due	—	—	—	—	—	—	1,137	1,137
90+ Days Past Due	—	—	274	129	—	—	1,994	2,397
Nonaccrual	—	—	138	107	—	42	3,306	3,593
Total Residential 1-4 Family – Revolving	$5,166	$15,479	$31,224	$43,884	$9,849	$5,037	$667,888	$778,527
Current period gross write-off	$—	$—	$—	$—	$—	$—	$(45)	$(45)

Auto
Current	$362	$2,005	$50,262	$129,816	$59,880	$32,154	$—	$274,479
30-59 Days Past Due	—	—	419	1,824	789	630	—	3,662
60-89 Days Past Due	—	—	—	287	142	110	—	539
90+ Days Past Due	—	—	—	126	16	54	—	196
Nonaccrual	—	—	62	335	140	104	—	641
Total Auto	$362	$2,005	$50,743	$132,388	$60,967	$33,052	$—	$279,517
Current period gross write-off	$—	$—	$(68)	$(358)	$(114)	$(54)	$—	$(594)

Consumer
Current	$3,740	$11,841	$6,847	$10,452	$6,354	$32,167	$28,960	$100,361
30-59 Days Past Due	12	72	38	120	21	157	59	479
60-89 Days Past Due	—	25	55	28	5	260	11	384
90+ Days Past Due	—	2	34	40	3	—	15	94
Nonaccrual	—	—	—	10	6	—	—	16
Total Consumer	$3,752	$11,940	$6,974	$10,650	$6,389	$32,584	$29,045	$101,334
Current period gross write-off	$—	$(30)	$(75)	$(18)	$(9)	$(219)	$(11)	$(362)

Total Consumer
Current	$30,478	$161,964	$258,316	$459,705	$353,949	$452,291	$688,042	$2,404,745
30-59 Days Past Due	12	714	1,015	5,239	1,553	6,718	2,428	17,679
60-89 Days Past Due	—	25	55	315	147	718	1,148	2,408
90+ Days Past Due	—	2	485	605	19	760	2,009	3,880
Nonaccrual	—	—	694	3,572	1,607	8,013	3,306	17,192
Total Consumer	$30,490	$162,705	$260,565	$469,436	$357,275	$468,500	$696,933	$2,445,904
Total current period gross write-off	$—	$(30)	$(143)	$(396)	$(123)	$(290)	$(56)	$(1,038)

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

As of March 31, 2025 and December 31, 2024, the Company did not have any material revolving loans convert to term.

5. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from previous acquisitions. The Company has determined that its core deposit intangibles have finite lives and they are amortized over their estimated useful lives, which ranges from four years to ten years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from four years to ten years, using various methods. The Company concluded that there was no impairment to goodwill or intangible assets as of the balance sheet date. In the normal course of business, the Company routinely monitors the impact of the changes in the financial markets and includes these assessments in the Company’s impairment process.

As a result of the American National acquisition, the Company recorded goodwill totaling $288.8 million at March 31, 2025. See Note 2 “Acquisitions” in Part I, Item I of this Quarterly Report for more information on the American National acquisition.

The following table presents the Company’s goodwill and intangible assets by operating segment as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
March 31, 2025
Goodwill	$850,035	$364,018	$—	$1,214,053
Intangible Assets	8,410	737	70,018	79,165
December 31, 2024
Goodwill	$850,035	$364,018	$—	$1,214,053
Intangible Assets	8,714	778	75,071	84,563

Amortization expense of intangibles for the three months ended March 31, 2025 and 2024 totaled $5.4 million and $1.9 million, respectively. As of March 31, 2025, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining nine months of 2025	$14,551
2026	16,245
2027	12,936
2028	10,151
2029	7,872
Thereafter	17,410
Total estimated amortization expense	$79,165

6. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with terms ranging from 11 months to 122 months. At March 31, 2025 and December 31, 2024, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $109.9 million and $102.6 million, respectively.

Total net investment in sales-type and direct financing leases are included in “Loans held for investment, net of deferred fees and costs” on the Company’s Consolidated Balance Sheets and consist of the following as of the periods ended (dollars in thousands):

	March 31, 2025	December 31, 2024
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$544,799	$529,657
Unguaranteed residual values, net of unearned income and deferred selling profit	36,861	34,546
Total net investment in sales-type and direct financing leases	$581,660	$564,203

Lessee Arrangements

The Company’s lessee arrangements consist of operating and finance leases; however, the majority of the leases have been classified as non-cancellable operating leases and are primarily for real estate leases with remaining lease terms of up to 15 years.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information for the following periods ended (dollars in thousands):

	March 31, 2025		December 31, 2024
	Operating	Finance	Operating	Finance
ROU assets	$73,015	$3,521	$74,782	$3,751
Lease liabilities	77,705	5,439	79,642	5,769
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	10.87	3.83	10.96	4.08
Weighted-average discount rate (1)	6.28%	1.17%	6.24%	1.17%
(1)	A lease implicit rate or an incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$16	$20
Operating Cash Flows from Operating Leases	3,751	3,403
Financing Cash Flows from Finance Leases	330	317
ROU assets obtained in exchange for lease obligations:
Operating leases	$688	$1,007

	Three months ended March 31,
	2025	2024
Net Operating Lease Cost	$3,488	$3,102
Finance Lease Cost:
Amortization of right-of-use assets	230	230
Interest on lease liabilities	16	20
Total Lease Cost	$3,734	$3,352

The maturities of lessor and lessee arrangements outstanding as of March 31, 2025 are presented in the table below for the years ending (dollars in thousands):

	March 31, 2025
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining nine months of 2025	$137,652	$10,935	$1,046
2026	127,419	12,484	1,427
2027	127,894	11,016	1,462
2028	92,940	9,945	1,499
2029	67,024	8,179	127
Thereafter	83,217	59,882	—
Total undiscounted cash flows	636,146	112,441	5,561
Less: Adjustments (1)	91,347	34,736	122
Total (2)	$544,799	$77,705	$5,439

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

Total short-term borrowings consist of the following as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2025	2024
Securities sold under agreements to repurchase	$57,018	$56,275
FHLB Advances	—	60,000
Total short-term borrowings	$57,018	$116,275

Average outstanding balance during the period	$101,753	$445,339
Average interest rate during the period	3.62%	5.22%
Average interest rate at end of period	2.87%	3.34%

The Company maintains federal funds lines with several correspondent banks; the available balance was $597.0 million at both March 31, 2025 and December 31, 2024. The Company also maintains an alternate line of credit at a correspondent bank, and the available balance was $25.0 million at both March 31, 2025 and December 31, 2024. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $7.3 billion at March 31, 2025 and $7.4 billion at December 31, 2024. At both March 31, 2025 and December 31, 2024, the Company’s secured line of credit capacity totaled $2.8 billion, of which $2.5 billion and $2.4 billion were available at March 31, 2025 and December 31, 2024, respectively. The Company’s borrowing capacity with the Federal Reserve Discount Window totaled $2.8 billion and $3.0 billion, none of which was used at March 31, 2025 and December 31, 2024, respectively.

Refer to Note 8 “Commitments and Contingencies” for additional information on the Company’s pledged collateral. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and was in compliance with these covenants as of March 31, 2025 and December 31, 2024.

Long-term Borrowings

Total long-term borrowings consist of the following as of March 31, 2025 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR		Rate (3)	Maturity	Investment (4)
Trust Preferred Capital Securities
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75	% (1)	7.30%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40	% (1)	5.95%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73	% (1)	7.28%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10	% (1)	7.65%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10	% (1)	7.65%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65	% (1)	7.20%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50	% (1)	6.05%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55	% (1)	6.10%	7/30/2037	774
MFC Capital Trust II	5,000	2.85	% (1)	7.40%	1/23/2034	155
AMNB Statutory Trust I	20,000	1.35	% (1)	5.90%	6/30/2036	619
MidCarolina Trust I	5,000	3.45	% (2)	7.74%	11/7/2032	155
MidCarolina Trust II	3,500	2.95	% (2)	7.24%	1/7/2034	109
Total Trust Preferred Capital Securities	$179,000					$5,542
Subordinated Debt (5)
2031 Subordinated Debt	250,000	—%		2.875%	12/15/2031
Total Subordinated Debt (6)	$250,000
Fair Value Discount (7)	(15,875)
Investment in Trust Preferred Capital Securities	5,542
Total Long-term Borrowings	$418,667

(1) Three-Month Chicago Mercantile Exchange Secured Overnight Financing Rate (“SOFR”) + 0.262%.

(2) Three-Month Chicago Mercantile Exchange SOFR.

(3) Rate as of March 31, 2025. Calculated using non-rounded numbers.

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

(7) Remaining discounts of $13.8 million and $2.1 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

Total long-term borrowings consist of the following as of December 31, 2024 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR		Rate (3)	Maturity	Investment (4)
Trust Preferred Capital Securities
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75	% (1)	7.32%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40	% (1)	5.97%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73	% (1)	7.30%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10	% (1)	7.67%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10	% (1)	7.67%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65	% (1)	7.22%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50	% (1)	6.07%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55	% (1)	6.12%	7/30/2037	774
MFC Capital Trust II	5,000	2.85	% (1)	7.42%	1/23/2034	155
AMNB Statutory Trust I	20,000	1.35	% (1)	5.92%	6/30/2036	619
MidCarolina Trust I	5,000	3.45	% (2)	7.76%	11/7/2032	155
MidCarolina Trust II	3,500	2.95	% (2)	7.26%	1/7/2034	109
Total Trust Preferred Capital Securities	$179,000					$5,542
Subordinated Debt (5)
2031 Subordinated Debt	250,000	—%		2.875%	12/15/2031
Total Subordinated Debt (6)	$250,000
Fair Value Discount (7)	(16,239)
Investment in Trust Preferred Capital Securities	5,542
Total Long-term Borrowings	$418,303

(1) Three-Month Chicago Mercantile Exchange SOFR + 0.262%.

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

(7) Remaining discounts of $14.0 million and $2.2 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of March 31, 2025, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
For the remaining nine months of 2025	$—	$—	$(1,116)	(1,116)
2026	—	—	(1,510)	(1,510)
2027	—	—	(1,541)	(1,541)
2028	—	—	(1,575)	(1,575)
2029	—	—	(1,606)	(1,606)
Thereafter	184,542	250,000	(8,527)	426,015
Total long-term borrowings	$184,542	$250,000	$(15,875)	$418,667

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

As previously disclosed, on February 9, 2022, pursuant to the Consumer Financial Protection Bureau’s (“CFPB”) Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it was considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies. In March 2023, the CFPB commenced settlement discussions with the Company to resolve the matter, and on December 7, 2023, the Bank entered into a Consent Order with the CFPB to resolve the matter.

As of March 31, 2025, the Company has maintained a probable and estimable liability in connection with this matter.

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

The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold, included in “Other Liabilities” on the Company’s Consolidated Balance Sheets. At March 31, 2025 and December 31, 2024, the Company’s reserve for unfunded commitments and indemnification reserve totaled $15.5 million and $15.3 million, respectively.

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

The following table presents the balances of commitments and contingencies as of the periods ended (dollars in thousands):

	March 31, 2025	December 31, 2024
Commitments with off-balance sheet risk:
Commitments to extend credit(1)	$5,745,699	$5,987,562
Letters of credit	136,769	145,985
Total commitments with off-balance sheet risk	$5,882,468	$6,133,547

(1) Includes unfunded overdraft protection.

As of March 31, 2025, the Company had approximately $124.6 million in deposits in other financial institutions of which $103.9 million served as collateral for cash flow, fair value and loan swap derivatives. As of December 31, 2024, the Company had approximately $184.6 million in deposits in other financial institutions of which $134.7 million served as collateral for cash flow, fair value and loan swap derivatives. The Company had approximately $17.8 million and $47.2 million, respectively, in deposits in other financial institutions that were uninsured at March 31, 2025 and December 31, 2024. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

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

As part of the Company’s liquidity management strategy, the Company pledges collateral to secure various financing and other activities that occur during the normal course of business. The Company has recently increased its borrowing capacity at the FHLB and FRB since secured borrowing facilities provide the most reliable sources of funding, especially during times of market turbulence and financial distress. The following tables present the types of collateral pledged as of the periods ended (dollars in thousands):

	Pledged Assets as of March 31, 2025
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$772,731	$595,193	$—	$1,367,924
Repurchase agreements	—	93,558	—	—	93,558
FHLB advances	—	571,632	9,543	3,998,576	4,579,751
Derivatives	103,900	62,860	—	—	166,760
Federal Reserve Discount Window	—	—	—	4,080,175	4,080,175
Other purposes	—	18,041	—	—	18,041
Total pledged assets	$103,900	$1,518,822	$604,736	$8,078,751	$10,306,209

(1) Balance represents market value.

(2) Balance represents book value.

	Pledged Assets as of December 31, 2024
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$771,486	$601,421	$—	$1,372,907
Repurchase agreements	—	93,667	—	—	93,667
FHLB advances	—	579,947	9,417	4,089,049	4,678,413
Derivatives	134,668	62,199	—	—	196,867
Federal Reserve Discount Window	—	—	—	4,358,701	4,358,701
Other purposes	—	18,713	—	—	18,713
Total pledged assets	$134,668	$1,526,012	$610,838	$8,447,750	$10,719,268

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

The following table summarizes key elements of the Company’s derivative instruments as of the periods ended, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	March 31, 2025			December 31, 2024
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$865	$3,169	$900,000	$—	$6,467
Fair value hedges:
Loans	71,530	1,119	—	72,807	1,469	—
Securities	50,000	789	—	50,000	1,157	—
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	7,841,821	92,087	172,498	7,529,494	94,772	192,683
Foreign exchange contracts	17,271	23	753	12,449	47	398

Cash collateral (received)/pledged (5)	$—	$(15,787)	$—	$—	$(15,685)	$—

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

(4) Includes Risk Participation Agreements.

(5) The fair value of derivative assets and liabilities is presented on a gross basis. The Company has not applied collateral netting; as such the amounts of cash collateral received or pledged are not offset against the derivative assets and derivative liabilities in the Consolidated Balance Sheets. Cash collateral received or pledged are included in “Interest-bearing deposits in other banks” on the Company’s Consolidated Balance Sheets.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of the periods ended (dollars in thousands):

	March 31, 2025		December 31, 2024
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$71,739	$(777)	$73,603	$(1,150)
Loans (3)	71,530	(8,795)	72,807	(10,063)

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amount of the designated hedged item at March 31, 2025 and December 31, 2024 totaled $50 million.

(2) Carrying value represents amortized cost.

(3) The fair value of the swaps associated with the derivative related to hedged items at March 31, 2025 and December 31, 2024 was an unrealized gain of $8.9 million and $10.2 million, respectively.

10. STOCKHOLDERS’ EQUITY

Forward Sale Agreements

On October 21, 2024, in connection with the execution of the Sandy Spring merger agreement, the Company entered into an initial forward sale agreement with Morgan Stanley & Co. LLC (the “Forward Purchaser”) relating to an aggregate of 9,859,155 shares of the Company’s common stock. On October 21, 2024, the Company priced the public offering of shares of the Company’s common stock in connection with such forward sale agreement and entered into an underwriting agreement with Morgan Stanley & Co. LLC, as representative for the underwriters named therein, the Forward Purchaser and Morgan Stanley & Co. LLC as forward seller (the “Forward Seller”), relating to the registered public offering and sale of 9,859,155 shares of the Company’s common stock at a public offering price of $35.50 per share (before underwriting discounts and commissions). The underwriters were granted a 30-day option to purchase up to an additional 1,478,873 shares of the Company’s common stock. On October 21, 2024, the underwriters exercised in full their option to purchase the additional 1,478,873 shares of the Company’s common stock pursuant to the underwriting agreement and, in connection therewith, the Company entered into an additional forward sale agreement with the Forward Purchaser relating to 1,478,873 shares of the Company’s common stock, on terms substantially similar to those contained in the initial forward sale agreement (such additional forward sale agreement together with the initial forward sale agreement, the “Forward Sale Agreements”).

The Company did not initially receive any proceeds from the sale of the Company’s common stock sold by the Forward Seller to the underwriters named in the underwriting agreement. The Company physically settled in full the Forward Sale Agreements on April 1, 2025 by delivering 11,338,028 shares of the Company’s common stock to the Forward Purchaser. The Company received net proceeds from such sale of shares of the Company’s common stock and full physical settlement of the Forward Sale Agreements, before expenses, of approximately $385.0 million. Refer to Note 15 “Subsequent Events” within this Item 1 of this Quarterly Report.

Until the settlement of the Forward Sale Agreements, which occurred on April 1, 2025, earnings per share dilution was determined under the treasury stock method. Share dilution occurs when the average market price of the Company’s common stock is higher than the average forward sale price (as determined under the terms of the Forward Sale Agreements). At March 31, 2025, 495,549 shares of the Company’s common stock under the Forward Sale Agreements were included in the calculation of diluted earnings per share.

Share Repurchase Programs

The Company’s share repurchase program activity is dependent on management’s determination of its capital deployment needs, subject to market, economic, and regulatory conditions. Authorized repurchase programs allow the Company to repurchase its common stock through either open market transactions or privately negotiated transactions. During the quarters ended March 31, 2025 and 2024, there were no active share repurchase programs.

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

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the three months ended March 31, 2025 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI (loss) – December 31, 2024	$(317,142)	$—	$(43,078)	$534	$(359,686)
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassification	15,754	—	10,336	(10)	26,080
Amounts reclassified from AOCI into earnings	81	—	—	(190)	(109)
Net current period other comprehensive income (loss)	15,835	—	10,336	(200)	25,971
AOCI (loss) – March 31, 2025	$(301,307)	$—	$(32,742)	$334	$(333,715)

The change in AOCI for the three months ended March 31, 2024 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI (loss) – December 31, 2023	$(302,532)	$6	$(42,165)	$1,342	$(343,349)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(20,501)	—	(10,253)	(16)	(30,770)
Amounts reclassified from AOCI into earnings	(2)	(2)	—	(175)	(179)
Net current period other comprehensive loss	(20,503)	(2)	(10,253)	(191)	(30,949)
AOCI (loss) – March 31, 2024	$(323,035)	$4	$(52,418)	$1,151	$(374,298)

11. FAIR VALUE MEASUREMENTS

The Company follows Accounting Standards Codification (“ASC”) 820, Fair Value Measurement to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

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

●	AFS Securities: AFS securities are recorded at fair value on a recurring basis. The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuation for periods ended March 31, 2025 and December 31, 2024.

The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the table below.

●	Loans Held for Sale: Residential loans originated for sale in the open market are carried at fair value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

●	Derivative Instruments: The Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to the borrower’s performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of MBS by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or be funded. No significant differences were identified during the valuations as of March 31, 2025 and December 31, 2024. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of the periods ended (dollars in thousands):

	Fair Value Measurements at March 31, 2025 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$62,860	$3,235	$—	$66,095
Obligations of states and political subdivisions	—	456,370	—	456,370
Corporate and other bonds(1)	—	238,830	—	238,830
MBS	—	1,720,655	—	1,720,655
Other securities	—	1,885	—	1,885
LHFS	—	9,525	—	9,525
Financial Derivatives(2)	—	94,883	—	94,883

LIABILITIES
Financial Derivatives(2)	$—	$176,420	$—	$176,420

(1) Other bonds include asset-backed securities.

(2) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at December 31, 2024 using
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

●	Cash and Cash Equivalents: The carrying amount is a reasonable estimate of fair value.
●	HTM Securities: The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2; however, there are a few investments that are considered to be Level 3. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuations as of March 31, 2025 and December 31, 2024.

●	Loans and Leases: The fair value of loans and leases were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans and leases. The fair value of performing loans and leases were estimated through use of discounted cash flows. Credit loss assumptions were based on market probability of default/loss given default for loan and lease cohorts. The discount rate was based primarily on recent market origination rates. Fair value of loans and leases individually assessed and their respective levels within the fair value hierarchy are described in the previous section related to fair value measurements of assets that are measured on a nonrecurring basis.
●	Accrued Interest: The carrying amounts of accrued interest approximate fair value.
●	Bank Owned Life Insurance: The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.
●	Deposits: The fair value of demand deposits, savings accounts, brokered deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
●	Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and any other short-term borrowings approximate their fair value. The fair values of the Company’s long-term borrowings, including trust preferred securities are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

The carrying values and estimated fair values of the Company’s financial instruments as of the periods ended are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2025 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$434,138	$434,138	$—	$—	$434,138
AFS securities	2,483,835	62,860	2,420,975	—	2,483,835
HTM securities	821,059	—	771,489	923	772,412
Restricted stock	100,312	—	100,312	—	100,312
LHFS	9,525	—	9,525	—	9,525
LHFI, net of deferred fees and costs	18,427,689	—	—	17,846,081	17,846,081
Financial Derivatives (1)	94,883	—	94,883	—	94,883
Accrued interest receivable	89,177	—	89,177	—	89,177
BOLI	496,933	—	496,933	—	496,933

LIABILITIES
Deposits	$20,502,874	$—	$20,492,575	$—	$20,492,575
Borrowings	475,685	—	415,347	—	415,347
Accrued interest payable	27,944	—	27,944	—	27,944
Financial Derivatives (1)	176,420	—	176,420	—	176,420

(1) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at December 31, 2024 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$354,074	$354,074	$—	$—	$354,074
AFS securities	2,442,166	62,199	2,379,967	—	2,442,166
HTM securities	803,851	—	758,400	935	759,335
Restricted stock	102,954	—	102,954	—	102,954
LHFS	9,420	—	9,420	—	9,420
LHFI, net of deferred fees and costs	18,470,621	—	—	17,896,688	17,896,688
Financial Derivatives (1)	97,445	—	97,445	—	97,445
Accrued interest receivable	92,541	—	92,541	—	92,541
BOLI	493,396	—	493,396	—	493,396

LIABILITIES
Deposits	$20,397,619	$—	$20,393,673	$—	$20,393,673
Borrowings	534,578	—	471,671	—	471,671
Accrued interest payable	26,214	—	26,214	—	26,214
Financial Derivatives (1)	199,548	—	199,548	—	199,548

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

12. INCOME TAXES

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the Company’s view regarding the future realization of deferred tax assets. At March 31, 2025 and December 31, 2024, the Company had a valuation allowance of $4.4 million.

The Company’s effective tax rate for both quarters ended March 31, 2025 and December 31, 2024 was 19.0%.

13. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards and incremental shares related to the Forward Sale Agreements. See Note 10 “Stockholder’s Equity” in Part I, Item I of this Quarterly Report for more information on the Forward Sale Agreements.

The following table presents basic and diluted EPS calculations for the three months ended March 31, (dollars in thousands except per share data):

	Three Months Ended
	March 31,
	2025	2024
Net Income
Net Income	$49,818	$49,769
Less: Preferred Stock Dividends	2,967	2,967
Net income available to common shareholders	$46,851	$46,802

Weighted average shares outstanding, basic	89,222	75,197
Dilutive effect of stock awards and forward equity sales agreement	851	—
Weighted average shares outstanding, diluted	90,073	75,197

Earnings per common share, basic	$0.53	$0.62
Earnings per common share, diluted	$0.52	$0.62

14. SEGMENT REPORTING AND REVENUE

Operating Segments

The Company has two reportable operating segments, Wholesale Banking and Consumer Banking, with corporate support functions and intercompany eliminations being presented within Corporate Other.

The following table presents and reconciles income before income taxes compared to the Consolidated Statements of Income. Income before income taxes for the three months ended March 31, 2025 and 2024 totaled $61.5 million and $59.9 million, respectively. The information is disaggregated by major source and reportable operating segment for the three months ended March 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
2025
Interest and dividend income	$296,987	$156,143	$(147,294)	$305,836
Interest expense	197,647	80,359	(156,334)	121,672
Net interest income	99,340	75,784	9,040	184,164
Provision for credit losses	15,045	2,593	—	17,638
Net interest income after provision for credit losses	84,295	73,191	9,040	166,526
Noninterest income	11,799	14,634	2,730	29,163
Noninterest expenses	55,212	67,567	11,405	134,184
Income before income taxes	$40,882	$20,258	$365	$61,505
2024
Interest and dividend income	$273,754	$136,018	$(146,857)	$262,915
Interest expense	192,880	66,781	(144,571)	115,090
Net interest income	80,874	$69,237	$(2,286)	$147,825
Provision for credit losses	5,366	2,873	—	8,239
Net interest income after provision for credit losses	75,508	66,364	(2,286)	139,586
Noninterest income	8,363	12,615	4,574	25,552
Noninterest expenses	43,955	55,880	5,438	105,273
Income before income taxes	$39,916	$23,099	$(3,150)	$59,865

The following table presents the Company’s operating segment results for key balance sheet metrics as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
March 31, 2025
LHFI, net of deferred fees and costs (1) (2)	$15,504,550	$3,039,079	$(115,940)	$18,427,689
Goodwill	850,035	364,018	—	1,214,053
Deposits (3)	7,563,827	11,745,647	1,193,400	20,502,874
December 31, 2024
LHFI, net of deferred fees and costs (1)	$15,514,640	$3,085,207	$(129,226)	$18,470,621
Goodwill	850,035	364,018	—	1,214,053
Deposits	7,193,403	11,899,197	1,305,019	20,397,619

(1) Corporate Other includes acquisition accounting fair value adjustments.

(2) Includes a reallocation of $10.3 million of LHFI from the Consumer Banking segment to the Wholesale Banking segments as part of the Company’s customer relationship annual review process.

(3) Includes a reallocation of $198.2 million of deposits from the Consumer Banking segment to the Wholesale Banking segments as part of the Company’s customer relationship annual review process.

Revenue

Noninterest income disaggregated by major source for the three months ended March 31, consisted of the following (dollars in thousands):

	2025	2024
Noninterest income:
Service charges on deposit accounts (1):
Overdraft fees	$5,576	$4,748
Maintenance fees & other	4,107	3,821
Other service charges, commissions, and fees (1)	1,762	1,731
Interchange fees(1)	2,949	2,294
Fiduciary and asset management fees (1):
Trust asset management fees	3,826	3,356
Brokerage management fees	2,871	1,482
Mortgage banking income	973	867
(Loss) gain on sale of securities	(102)	3
Bank owned life insurance income	3,537	3,245
Loan-related interest rate swap fees	2,400	1,216
Other operating income	1,264	2,789
Total noninterest income	$29,163	$25,552

(1) Income within scope of ASC 606, Revenue from Contracts with Customers.

The following tables present noninterest income disaggregated by reportable operating segment for the three months ended March 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other (1)	Total
2025
Noninterest income:
Service charges on deposit accounts	$3,010	$6,673	$—	$9,683
Other service charges, commissions and fees	396	1,366	—	1,762
Fiduciary and asset management fees	4,771	1,926	—	6,697
Mortgage banking income	—	973	—	973
Other income	3,622	3,696	2,730	10,048
Total noninterest income	$11,799	$14,634	$2,730	$29,163
2024
Noninterest income:
Service charges on deposit accounts	$2,611	$5,958	$—	$8,569
Other service charges, commissions and fees	396	1,335	—	1,731
Fiduciary and asset management fees	3,286	1,552	—	4,838
Mortgage banking income	—	867	—	867
Other income	2,070	2,903	4,574	9,547
Total noninterest income	$8,363	$12,615	$4,574	$25,552

(1) For the three months ended March 31, 2025 and 2024, other income primarily includes income from BOLI and equity method investment income.

The following tables present noninterest expense disaggregated by reportable operating segment for the three months ended March 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
2025
Noninterest expenses:
Salaries and benefits	$20,684	$19,936	$34,795	$75,415
Occupancy expenses	236	5,166	3,178	8,580
Furniture and equipment expenses	62	994	2,858	3,914
Loan-related expenses	113	774	362	1,249
Other expenses (1)	34,117	40,697	(29,788)	45,026
Total noninterest expense	$55,212	$67,567	$11,405	$134,184
2024
Noninterest expenses:
Salaries and benefits	$16,434	$16,273	$29,175	$61,882
Occupancy expenses	222	3,953	2,450	6,625
Furniture and equipment expenses	38	776	2,495	3,309
Loan-related expenses	212	748	363	1,323
Other expenses (1)	27,049	34,130	(29,045)	32,134
Total noninterest expense	$43,955	$55,880	$5,438	$105,273

(1) Includes allocated expenses

15. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through May 7, 2025, the date the financial statements were issued.

Acquisition of Sandy Spring

On April 1, 2025, the Company completed its merger with Sandy Spring. As of March 31, 2025, Sandy Spring had total assets of approximately $13.8 billion, total loans of approximately $11.4 billion, and total deposits of approximately $11.2 billion. Under the terms of the Sandy Spring merger agreement, at the effective time of the merger, each outstanding share of Sandy Spring common stock, other than shares of restricted Sandy Spring common stock and shares of Sandy Spring common stock held by the Company or Sandy Spring, was converted into the right to receive 0.900 shares of the Company’s common stock, with cash to be paid in lieu of fractional shares, resulting in the Company issuing 41.0 million shares of its common stock, valued at approximately $1.3 billion as of March 31, 2025, which was the last trading day before the consummation of the acquisition.

Forward Sale Agreements

Also on April 1, 2025, the Company physically settled in full the Forward Sale Agreements by delivering 11,338,028 shares of the Company’s common stock to the Forward Purchaser. The Company received net proceeds from such sale of shares of the Company’s common stock and full physical settlement of the Forward Sale Agreements, before expenses, of approximately $385.0 million.

Dividends

On May 6, 2025, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on June 2, 2025 to preferred shareholders of record as of May 16, 2025.

The Company’s Board of Directors also declared a quarterly dividend of $0.34 per share of common stock. The common stock dividend is payable on June 6, 2025 to common shareholders of record as of May 23, 2025.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation and Subsidiaries (the Company) as of March 31, 2025, the related consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three-month periods ended March 31, 2025 and 2024 and the consolidated statements of cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 27, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 7, 2025

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the major components of our results of operations, financial condition, liquidity, and capital resources. This discussion and analysis should be read in conjunction with our “Consolidated Financial Statements,” our “Notes to the Consolidated Financial Statements,” and the other financial data included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section therein. Our results of operations for the interim periods are not necessarily indicative of results that may be expected for the full year or for any other period. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding the recently completed acquisition of Sandy Spring, including expectations with regard to the benefits of the Sandy Spring acquisition; statements regarding our intended sale of approximately $2 billion of CRE loans; statements regarding our future ability to recognize the benefits of certain tax assets; statements regarding our business, financial and operating results, including our deposit base and funding; the impact of changes in economic conditions, anticipated changes in the interest rate environment and the related impacts on our net interest margin; changes in economic, fiscal or trade policy and the potential impacts on our business, loan demand and economic conditions in our markets and nationally; management’s beliefs regarding our liquidity, capital resources, asset quality, CRE loan portfolio and our customer relationships; and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “seek to,” “potential,” “continue,” “confidence,” or words of similar meaning or other statements concerning opinions or judgment of the Company and our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

●	market interest rates and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs and our loan and securities portfolios;
●	economic conditions, including inflation and recessionary conditions and their related impacts on economic growth and customer and client behavior;
●	U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability;

●	volatility in the financial services sector, including failures or rumors of failures of other depository institutions, along with actions taken by governmental agencies to address such turmoil, and the effects on the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
●	legislative or regulatory changes and requirements, including as part of the regulatory reform agenda of the Trump administration, including changes in federal, state or local tax laws and changes impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	the sufficiency of liquidity and changes in our capital position;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which we operate and which our loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels, U.S. fiscal debt, budget and tax matters, and slowdowns in economic growth;
●	the diversion of management’s attention from ongoing business operations and opportunities due to our recent acquisition of Sandy Spring;
●	the impact of purchase accounting with respect to the Sandy Spring acquisition, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine the fair value and credit marks;
●	the possibility that the anticipated benefits of our acquisition activity, including our acquisitions of Sandy Spring and American National, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the strength of the economy, competitive factors in the areas where we do business, or as a result of other unexpected factors or events, or with respect to our acquisition of Sandy Spring, as a result of the impact of, or problems arising from, the integration of the two companies;
●	the integration of the business and operations of Sandy Spring may take longer or be more costly than anticipated;
●	our ability to close our proposed CRE loan sale when expected or at all;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from our acquisitions of Sandy Spring and American National;
●	monetary, fiscal and regulatory policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	the quality or composition of our loan or investment portfolios and changes in these portfolios;
●	demand for loan products and financial services in our market areas;
●	our ability to manage our growth or implement our growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	our ability to identify, recruit and retain key employees;
●	real estate values in our lending area;
●	changes in accounting principles, standards, rules, and interpretations, and the related impact on our financial statements;
●	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by changing economic conditions, credit concentrations, inflation, changing interest rates, or other factors;
●	concentrations of loans secured by real estate, particularly CRE;
●	the effectiveness of our credit processes and management of our credit risk;
●	our ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	operational, technological, cultural, regulatory, legal, credit, and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash consideration;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as pandemics), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of our borrowers to satisfy their obligations to us, on the value of collateral securing loans, on the demand for our loans or our other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on our liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of our business operations and on financial markets and economic growth;
●	performance by our counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;

●	actual or potential claims, damages, and fines related to litigation or government actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
●	any event or development that would cause us to conclude that there was an impairment of any asset, including intangible assets, such as goodwill; and
●	other factors, many of which are beyond our control.

Please also refer to such other factors as discussed throughout Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Form 10-K and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements, and all of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to herein and therein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or our businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made. We do not intend or assume any obligation to update, revise or clarify any forward-looking statements that may be made from time to time by or on behalf of the Company, whether as a result of new information, future events or otherwise, except as required by law.

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

We provide additional information about our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2024 Form 10-K. There have been no material changes to our critical accounting policies or the estimates made pursuant to those policies during the most recent quarter from those disclosed in our 2024 Form 10-K.

Our significant accounting policies are discussed in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of our 2024 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT FULLY ADOPTED)

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires enhanced disclosure for the rate reconciliation and income taxes paid disclosures and aligns the guidance to SEC Regulation S-X disclosure requirements. The amendments are effective for annual periods beginning after December 15, 2024. ASU No. 2023-09 is not expected to have an impact on our financial condition or results of operations but could change certain disclosures in our SEC filings.

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

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has branches and ATMs located throughout Virginia and in portions of Maryland and North Carolina. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “AUB”. Additional information is available on our website at https://investors.atlanticunionbank.com. The information contained on our website is not a part of or incorporated into this Quarterly Report.

RECENT EVENTS

Acquisition of Sandy Spring Bancorp, Inc.

On April 1, 2025, we completed our merger with Sandy Spring, the bank holding company for Sandy Spring Bank. Under the terms of the Sandy Spring merger agreement, at the effective time of the merger, each outstanding share of Sandy Spring common stock, other than shares of restricted Sandy Spring common stock and certain shares held by the Company or Sandy Spring, was converted into 0.900 shares of our common stock. With the acquisition of Sandy Spring, we acquired over 50 branches in Virginia, Maryland, and Washington D.C, enhancing our presence in Northern Virginia and Maryland.

Because the merger closed on April 1, 2025, the historical consolidated financial results of Sandy Spring are not included in our results of operations for the quarter ended March 31, 2025. As of March 31, 2025, Sandy Spring had total assets of approximately $13.8 billion, total loans of approximately $11.4 billion, and total deposits of approximately $11.2 billion.

As previously disclosed, in connection with the acquisition, we plan to sell approximately $2.0 billion of CRE loans to one or more unrelated third parties after a bidding process.  We initiated this CRE loan sale process in the second quarter of 2025, and we intend to close the loan sale by June 30, 2025.

Forward Sale Agreements

On October 21, 2024, in connection with the execution of the Sandy Spring merger agreement, we entered into an initial forward sale agreement with Morgan Stanley & Co. LLC (the “Forward Purchaser”), relating to an aggregate of 9,859,155 shares of our common stock. On October 21, 2024, we priced the public offering of shares of our common stock in connection with such forward sale agreement and entered into an underwriting agreement with Morgan Stanley & Co. LLC, as representative for the underwriters named therein, the Forward Purchaser and Morgan Stanley & Co. LLC as forward seller (the “Forward Seller”), relating to the registered public offering and sale of 9,859,155 shares of our common stock at a public offering price of $35.50 per share (before underwriting discounts and commissions).

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

We did not initially receive any proceeds from the sale of our common stock sold by the Forward Seller to the underwriters named in the underwriting agreement. On April 1, 2025, we physically settled in full the Forward Sale Agreements by delivering 11,338,028 shares of our common stock to the Forward Purchaser. We received net proceeds from such sale of shares of our common stock and full physical settlement of the Forward Sale Agreements, before expenses, of approximately $385.0 million.

Since the Forward Sale Agreements’ execution and until full settlement on April 1, 2025, average diluted common shares outstanding increased, driven by the dilutive accounting impact of the Forward Sale Agreements under the treasury stock method of accounting, which required us to reflect the potential shares of our common stock to be issued under the Forward Sale Agreements, even though no shares of our common stock had been issued through March 31, 2025. Accordingly, at March 31, 2025, 495,549 shares of our common stock that were then issuable under the Forward Sale Agreements were included in the calculation of diluted earnings per share.

RESULTS OF OPERATIONS

Economic Environment and Industry Events

We are continually monitoring the impact of various global and national events on our results of operations and financial condition, including changes in economic conditions, including inflation and recessionary conditions, changes in market interest rates, geopolitical conflicts, deposit competition, liquidity strains, changes in government policy, including changes in, or the imposition of, tariffs and/or trade barriers, and changes in legislative or regulatory requirements. The timing and impact of such events on our results of operation and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

During the first quarter of 2025, financial markets, international relations and global supply chains were impacted by changes and developments in U.S. trade policies and practices, including with respect to tariffs. Due to the rapidly evolving state of U.S. trade policies, the amount and duration of any tariffs and their ultimate impact on us, our customers, financial markets and the U.S. and global economies is currently uncertainty. However, increased and prolonged economic uncertainty, elevated tariff levels or their wide-spread use in U.S. trade policies, as well as related tensions caused by such tariffs, could adversely affect the U.S. and global economies and financial markets, including by increasing inflation and leading to a slowdown of future economic growth and ultimately recessionary conditions.

Inflation eased substantially in 2024, but it was estimated at 2.4% as of March 2025, which is still over the FOMC’s 2.0% target. In late 2024, the Federal Reserve shifted its interest rate policy as inflationary pressure began to ease and economic growth moderated and lowered rates three times between September and December in 2024, resulting in the current Federal Funds target rate range of 4.25% to 4.50%. The FOMC, at both its January and March 2025 meetings, maintained the Federal Funds target rate range at 4.25% to 4.50%, but with uncertainty elevated over the potential impacts of changes in U.S. and global trade and other economic policies and tensions, it is difficult to predict how the Federal Reserve will balance possible inflationary pressure with the potential of slower economic growth.

We will continue to deploy various asset liability management strategies to seek to manage our risk related to interest rate fluctuations and monitor balance sheet trends, deposit flows, and liquidity needs to ensure that we are able to meet the needs of our customers and maintain financial flexibility. Refer to “Liquidity” within this Item 2 for additional information about our liquidity and “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report for additional information about our interest rate sensitivity.

In 2024, the higher-for-longer interest rate environment and heightened competition for deposits led to a shift within deposit composition toward higher cost products, which has continued into 2025, although the pace of movement slowed in late 2024 and so far in 2025. The interest rate environment has also affected the affordability of credit to consumers and businesses, moderating loan demand. At March 31, 2025, our total deposits increased from December 31, 2024 by $105.3 million primarily due to an increase in demand deposits, and our LHFI and short-term borrowings decreased by $42.9 million and $59.3 million, respectively, from December 31, 2024, due primarily to declines in the construction and land development and commercial and industrial loan portfolios and paydowns on FHLB borrowings. At March 31, 2025, noninterest bearing deposits comprised 21.8% of total deposits, compared to 21.0% at December 31, 2024. As of March 31, 2025, we estimate that approximately 70.4% of our deposits were insured or collateralized, and that we maintained available liquidity sources to cover approximately 140.1% of uninsured and uncollateralized deposits. At March 31, 2025, our brokered deposits decreased by $109.4 million to $1.1 billion from December 31, 2024.

Our regulatory capital ratios continued to exceed the standards to be considered well-capitalized under regulatory requirements. See “Capital Resources” within this Item 2 for additional information about our regulatory capital.

SUMMARY OF FINANCIAL RESULTS

Executive Overview

First Quarter Net Income & Performance Metrics

●	Net income available to common shareholders was $46.9 million and basic and diluted EPS were $0.53 and $0.52, respectively, for the first quarter of 2025, compared to net income available to common shareholders of $46.8 million and basic and diluted EPS of $0.62 for the first quarter of 2024.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes), merger-related costs ($4.6 million in the first quarter 2025 and $1.6 million in the first quarter 2024), a FDIC special assessment ($664,000 in the first quarter 2024), and gains and losses on the sale of securities (loss of $81,000 in the first quarter 2025 and gains of $2,000 in the first quarter 2024) was $51.6 million and adjusted diluted operating EPS(+) was $0.57 for the first quarter of 2025, compared to adjusted operating earnings available to common shareholders(+) of $49.0 million and diluted adjusted operating EPS(+) of $0.65 for the first quarter of 2024.

Balance Sheet

●	Total assets were $24.6 billion at March 31, 2025, an increase of $47.3 million or approximately 0.8% (annualized) from December 31, 2024. The increase in total assets was primarily due to an increase in cash and cash equivalents due to an increase in interest-bearing deposits in other banks as well as an increase in total investments, partially offset by a decrease in LHFI.
●	LHFI were $18.4 billion at March 31, 2025, a decrease of $42.9 million or 0.9% (annualized) from December 31, 2024. The decrease in LHFI was primarily due to declines in the construction and land development and commercial and industrial loan portfolios.
●	Cash and cash equivalents were $434.1 million at March 31, 2025, an increase of $80.1 million or 91.7% (annualized) from December 31, 2024.
●	Total investments were $3.4 billion at March 31, 2025, an increase of $56.2 million or 6.8% (annualized) from December 31, 2024, primarily due to the purchase of mortgage-backed securities and an increase in market value of our existing AFS securities portfolio. AFS securities totaled $2.5 billion at March 31, 2025 and $2.4 billion at December 31, 2024, an increase of $41.7 million. At March 31, 2025, total net unrealized losses on the AFS securities portfolio were $382.0 million, a decrease of $20.6 million from $402.6 million at December 31, 2024. HTM securities are carried at cost and totaled $821.1 million at March 31, 2025, compared to $803.9 million at December 31, 2024 and had net unrealized losses of $48.6 million at March 31, 2025, an increase of $4.1 million from $44.5 million at December 31, 2024.
●	Total deposits were $20.5 billion at March 31, 2025, an increase of $105.3 million or 2.1% (annualized) from December 31, 2024. Average deposits were $20.5 billion at March 31, 2025, a decrease of $291.4 million or 5.7% (annualized) from December 31, 2024. Total deposits increased from the prior quarter primarily due to a $194.1 million increase in demand deposits, partially offset by a decrease in brokered deposits.
●	Total borrowings were $475.7 million at March 31, 2025, a decrease of $58.9 million or 44.7% (annualized) from December 31, 2024. Total borrowings decreased from the prior quarter primarily due to repayment of short-term FHLB advances using funds from customer deposit growth.

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

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, (dollars in thousands):

	2025	2024	Change
Average interest-earning assets	$22,108,618	$19,089,393	$3,019,225
Interest and dividend income	$305,836	$262,915	$42,921
Interest and dividend income (FTE) (+)	$309,593	$266,636	$42,957
Yield on interest-earning assets	5.61%	5.54%	7	bps
Yield on interest-earning assets (FTE) (+)	5.68%	5.62%	6	bps
Average interest-bearing liabilities	$16,588,367	$14,324,634	$2,263,733
Interest expense	$121,672	$115,090	$6,582
Cost of interest-bearing liabilities	2.97%	3.23%	(26)	bps
Cost of funds	2.23%	2.43%	(20)	bps
Net interest income	$184,164	$147,825	$36,339
Net interest income (FTE) (+)	$187,921	$151,546	$36,375
Net interest margin	3.38%	3.11%	27	bps
Net interest margin (FTE) (+)	3.45%	3.19%	26	bps

For the first quarter of 2025, our net interest income was $184.2 million, an increase of $36.3 million from the first quarter of 2024 and our net interest income (FTE)(+) was $187.9 million, an increase of $36.3 million from the first quarter of 2024. The increases were the result of a $3.0 billion increase in average interest earning assets and higher net accretion income, partially offset by a $2.3 billion increase in average interest-bearing liabilities, primarily related to the acquisition of American National and organic growth.

In the first quarter of 2025, our net interest margin increased 27 bps to 3.38% from 3.11% in the first quarter of 2024, and our net interest margin (FTE)(+) increased 26 bps to 3.45% in the first quarter of 2025 from 3.19% for the same period of 2024. The increases were primarily driven by lower cost of funds as both the costs of deposits and borrowings declined, and higher earning assets yields resulting from higher yields on investments, which wholly offset a slight decline in loan yields that benefited from higher accretion due to the American National acquisition.

Our net interest margin and net interest margin (FTE)(+) includes the impact of acquisition accounting fair value adjustments. Net accretion income related to acquisition accounting was $12.6 million for the first quarter of 2025 compared to $602,000 for the first quarter of 2024, an increase of $12.0 million due to the impacts from the American National acquisition. The impact of accretion and amortization for the periods presented are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Amortization	Amortization	Total
For the quarter ended March 31, 2024	$819	$(1)	$(216)	$602
For the quarter ended March 31, 2025	13,286	(415)	(287)	12,584

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	2025			2024
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$2,131,859	$23,648	4.50%	$1,895,820	$18,879	4.01%
Tax-exempt	1,255,768	10,329	3.34%	1,257,736	10,324	3.30%
Total securities	3,387,627	33,977	4.07%	3,153,556	29,203	3.72%
LHFI, net of deferred fees and costs (3)(4)	18,428,710	272,904	6.01%	15,732,599	235,832	6.03%
Other earning assets	292,281	2,712	3.76%	203,238	1,601	3.17%
Total earning assets	22,108,618	$309,593	5.68%	19,089,393	$266,636	5.62%
Allowance for loan and lease losses	(179,601)			(133,090)
Total non-earning assets	2,749,957			2,266,453
Total assets	$24,678,974			$21,222,756

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$10,316,955	$66,688	2.62%	$8,952,119	$65,254	2.93%
Regular savings	1,029,875	501	0.20%	900,580	501	0.22%
Time deposits(5)	4,715,648	48,398	4.16%	3,459,138	36,109	4.20%
Total interest-bearing deposits	16,062,478	115,587	2.92%	13,311,837	101,864	3.08%
Other borrowings(6)	525,889	6,085	4.69%	1,012,797	13,226	5.25%
Total interest-bearing liabilities	16,588,367	$121,672	2.97%	14,324,634	$115,090	3.23%
Noninterest-bearing liabilities:
Demand deposits	4,403,603			3,835,344
Other liabilities	503,158			494,535
Total liabilities	21,495,128			18,654,513
Stockholders' equity	3,183,846			2,568,243
Total liabilities and stockholders' equity	$24,678,974			$21,222,756
Net interest income (FTE)(+)		$187,921			$151,546

Interest rate spread			2.71%			2.39%
Cost of funds			2.23%			2.43%
Net interest margin (FTE)(+)			3.45%			3.19%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%.

(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes accretion of the fair market value adjustments related to acquisitions, as disclosed above.

(5) Interest expense on time deposits includes accretion of the fair market value related to acquisitions, as disclosed above.

(6) Interest expense on borrowings includes amortization of the fair market value adjustments related to acquisitions, as disclosed above.

The Volume Rate Analysis table below presents changes in our net interest income (FTE)(+) and interest expense and distinguishes between the changes related to increases or decreases in our average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows for the three months ended March 31, (dollars in thousands):

	2025 vs. 2024
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$2,490	$2,279	$4,769
Tax-exempt	(16)	21	5
Total securities	2,474	2,300	4,774
Loans, net(1)	39,958	(2,886)	37,072
Other earning assets	790	320	1,110
Total earning assets	$43,222	$(266)	$42,956
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$9,302	$(7,869)	$1,433
Regular savings	67	(66)	1
Time deposits(2)	12,905	(617)	12,288
Total interest-bearing deposits	22,274	(8,552)	13,722
Other borrowings(3)	(5,773)	(1,367)	(7,140)
Total interest-bearing liabilities	16,501	(9,919)	6,582
Change in net interest income (FTE)(+)	$26,721	$9,653	$36,374

(1) The rate-related changes in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments, as disclosed above.

(2) The rate-related changes in interest expense on deposits includes the impact of higher accretion of the acquisition-related fair market value adjustments, as disclosed above.

(3) The rate-related changes in interest expense on other borrowings include the impact of higher amortization of the acquisition-related fair market value adjustments, as disclosed above.

NONINTEREST INCOME

Three Months Ended March 31, 2025 and 2024

	March 31,		Change
	2025	2024	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$9,683	$8,569	$1,114	13.0%
Other service charges, commissions and fees	1,762	1,731	31	1.8%
Interchange fees	2,949	2,294	655	28.6%
Fiduciary and asset management fees	6,697	4,838	1,859	38.4%
Mortgage banking income	973	867	106	12.2%
(Loss) gain on sale of securities	(102)	3	(105)	NM
Bank owned life insurance income	3,537	3,245	292	9.0%
Loan-related interest rate swap fees	2,400	1,216	1,184	97.4%
Other operating income	1,264	2,789	(1,525)	(54.7)%
Total noninterest income	$29,163	$25,552	$3,611	14.1%

NM = Not Meaningful

Our noninterest income increased $3.6 million or 14.1% to $29.2 million for the quarter ended March 31, 2025, compared to $25.6 million for the quarter ended March 31, 2024, primarily due to the impact of the American National acquisition, which drove the majority of the $1.9 million increase in fiduciary and asset management fees, the $1.1 million increase in service charges on deposit accounts, and the $655,000 increase in interchange fees. In addition to the American National impact, loan-related interest rate swap fees increased $1.2 million due to higher transaction volumes. These increases were partially offset by a $1.5 million decrease in other operating income primarily due to a decline in equity method investment income.

NONINTEREST EXPENSE

Three Months Ended March 31, 2025 and 2024

	March 31,		Change
	2025	2024	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$75,415	$61,882	$13,533	21.9%
Occupancy expenses	8,580	6,625	1,955	29.5%
Furniture and equipment expenses	3,914	3,309	605	18.3%
Technology and data processing	10,188	8,127	2,061	25.4%
Professional services	4,687	3,081	1,606	52.1%
Marketing and advertising expense	3,184	2,318	866	37.4%
FDIC assessment premiums and other insurance	5,201	5,143	58	1.1%
Franchise and other taxes	4,643	4,501	142	3.2%
Loan-related expenses	1,249	1,323	(74)	(5.6)%
Amortization of intangible assets	5,398	1,895	3,503	184.9%
Merger-related costs	4,940	1,874	3,066	163.6%
Other expenses	6,785	5,195	1,590	30.6%
Total noninterest expense	$134,184	$105,273	$28,911	27.5%

Our noninterest expense increased $28.9 million or 27.5% to $134.2 million for the quarter ended March 31, 2025, compared to $105.3 million for the quarter ended March 31, 2024, primarily driven by a $13.5 million increase in salaries and benefits and a $3.5 million increase in amortization of intangible assets, primarily due to the impact of the American National acquisition, which drove the majority of these increases, as well as a $3.1 million increase in merger-related costs due to the impact of the Sandy Spring acquisition.

Our adjusted operating noninterest expense(+), which excludes amortization of intangible assets ($5.4 million in the first quarter 2025 and $1.9 million in the first quarter 2024), merger-related costs ($4.9 million in the first quarter 2025 and $1.9 million in the first quarter 2024), and a FDIC special assessment ($840,000 in the first quarter 2024) increased $23.1 million or 22.9% to $123.8 million for the quarter ended March 31, 2025, compared to $100.7 million for the quarter ended March 31, 2024. The increase in adjusted operating noninterest expense(+) was primarily due to the impact of the American National acquisition, which drove the majority of the $13.5 million increase in salaries and benefits, the $2.1 million increase in technology and data processing, the $2.0 million increase in occupancy expenses, and the $605,000 increase in furniture and equipment expenses. In addition to the American National acquisition impact, professional services increased $1.6 million related to projects that occurred during the first quarter of 2025, other expenses increased $1.6 million primarily due to an increase in non-credit related losses on customer transactions, and marketing and advertising expense increased $866,000.

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

The following table presents operating results for the three months ended March 31, for the Wholesale Banking segment (dollars in thousands):

	2025	2024
Interest and dividend income	$296,987	$273,754
Interest expense	197,647	192,880
Net interest income	99,340	80,874
Provision for credit losses	15,045	5,366
Net interest income after provision for credit losses	84,295	75,508
Noninterest income	11,799	8,363
Noninterest expense	55,212	43,955
Income before income taxes	$40,882	$39,916

Wholesale Banking income before income taxes increased by $966,000 for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 was primarily due to an increase in net interest income driven by the impact of the American National acquisition, partially offset by an increase in the provision for credit losses primarily reflecting the impacts of the increased uncertainty in the economic outlook. Wholesale Banking noninterest income also increased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to the impact of the American National acquisition, which drove the majority of the increases in fiduciary and asset management fees and service charges on deposits. In addition to the American National impact, Wholesale Banking noninterest income increased due to an increase in loan-related interest rate swap fees due to higher transaction volumes. The increase in income before income taxes was partially offset by an increase in noninterest expense primarily due to the impact of the American National acquisition, which drove the majority of the increases in salaries and benefits.

The following table presents the key balance sheet metrics as of the periods ended for the Wholesale Banking segment (dollars in thousands):

	March 31, 2025	December 31, 2024
LHFI, net of deferred fees and costs	$15,504,550	$15,514,640
Total deposits	7,563,827	7,193,403

LHFI, net of deferred fees and costs, for the Wholesale Banking segment decreased $10.1 million to $15.5 billion at March 31, 2025, compared to December 31, 2024 primarily due to declines in the construction and land development and commercial and industrial loan portfolios, partially offset by increases in the multifamily real estate and non-owner occupied commercial real estate loan portfolios.

Wholesale Banking deposits increased $370.4 million to $7.6 billion at March 31, 2025, compared to December 31, 2024, primarily due to increases in money market accounts and demand deposits.

Consumer Banking

Our Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking includes the home loan division and investment management, and advisory services businesses.

The following table presents operating results for the three months ended March 31, for the Consumer Banking segment (dollars in thousands):

	2025	2024
Interest and dividend income	$156,143	$136,018
Interest expense	80,359	66,781
Net interest income	75,784	69,237
Provision for credit losses	2,593	2,873
Net interest income after provision for credit losses	73,191	66,364
Noninterest income	14,634	12,615
Noninterest expense	67,567	55,880
Income before income taxes	$20,258	$23,099

Consumer Banking income before income taxes decreased by $2.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 was primarily due to an increase in Consumer Banking noninterest expense primarily due to the impact of the American National acquisition, which drove the majority of the increases in salaries and benefits and occupancy expense. This decrease was partially offset by an increase in net interest income driven by the impact of the American National acquisition. In addition, Consumer Banking noninterest income increased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to the impact of the American National acquisition, which drove the majority of the increases in service charges on deposit accounts, interchange fee income, and fiduciary and asset management fees.

The following table presents the key balance sheet metrics as of the periods ended for the Consumer Banking segment (dollars in thousands):

	March 31, 2025	December 31, 2024
LHFI, net of deferred fees and costs	$3,039,079	$3,085,207
Total deposits	11,745,647	11,899,197

LHFI, net of deferred fees and costs, for the Consumer Banking segment decreased $46.1 million to $3.0 billion at March 31, 2025, compared to December 31, 2024 primarily due to a decrease in the auto loan portfolio.

Consumer Banking deposits decreased $153.6 million to $11.7 billion at March 31, 2025, compared to December 31, 2024 primarily due to a decrease in interest checking accounts and time deposits, partially offset by an increase in demand deposits.

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

As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view regarding our future realization of deferred tax assets. At March 31, 2025 and December 31, 2024, we had a valuation allowance of $4.4 million.

Our effective tax rate for both quarters ended March 31, 2025 and December 31, 2024 was 19.0%.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Balance Sheet

At March 31, 2025, our consolidated balance sheet includes the impact of the American National acquisition, which closed April 1, 2024, but excludes the impact of the Sandy Spring acquisition.

Assets

At March 31, 2025, we had total assets of $24.6 billion, an increase of $47.3 million or approximately 0.8% (annualized) from December 31, 2024. The increase in total assets was primarily due to an increase in cash and cash equivalents due to an increase in interest-bearing deposits in other banks as well as an increase in total investments, partially offset by a decrease in LHFI.

LHFI were $18.4 billion at March 31, 2025, a decrease of $42.9 million or 0.9% (annualized) from December 31, 2024. At March 31, 2025, quarterly average LHFI increased $2.7 billion or 17.1% from the same period in the prior year. Refer to "Loan Portfolio" within this Item 2 and Note 4 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 of this Quarterly Report for additional information on our loan activity.

At March 31, 2025, we had total investments of $3.4 billion, an increase of $56.2 million or 6.8% (annualized) from December 31, 2024. AFS securities totaled $2.5 billion at March 31, 2025, compared to $2.4 billion at December 31, 2024. At March 31, 2025, total net unrealized losses on the AFS securities portfolio were $382.0 million, compared to $402.6 million at December 31, 2024. HTM securities totaled $821.1 million at March 31, 2024, compared to $803.9 million at December 31, 2024, with net unrealized losses of $48.6 million at March 31, 2025, compared to $44.5 million at December 31, 2024.

Liabilities and Stockholders’ Equity

At March 31, 2025, we had total liabilities of $21.4 billion, an increase of $5.0 million or approximately 0.1% (annualized) from December 31, 2024, which was primarily driven by an increase in deposits of $105.3 million, partially offset by the repayment of short-term FHLB advances of $60.0 million and a decrease in other liabilities of $41.4 million.

Total deposits at March 31, 2025 were $20.5 billion, an increase of $105.3 million or approximately 2.1% (annualized) from December 31, 2024. At March 31, 2025, quarterly average deposits increased $3.3 billion or 19.4% from the same period in the prior year. Total deposits increased from December 31, 2024 due to an increase in demand deposits of $194.1 million, partially offset by a decrease in brokered deposits. Refer to “Deposits” within this Item 2 for additional information on this topic.

Total borrowings at March 31, 2025 were $475.7 million, a decrease of $58.9 million or 44.7% (annualized) from December 31, 2024, primarily due to repayment of short-term FHLB advances using funds from customer deposit growth. Refer to Note 7 “Borrowings” in Part I, Item 1 of this Quarterly Report for additional information on our borrowing activity.

At March 31, 2025, our stockholders’ equity was $3.2 billion, an increase of $42.3 million from December 31, 2024. Our consolidated regulatory capital ratios continue to exceed the minimum capital requirements and are considered “well-

capitalized” for regulatory purposes. Refer to “Capital Resources” within this Item 2, as well as Note 10 "Stockholders’ Equity" in Part I, Item 1 of this Quarterly Report for additional information on our capital resources.

During the first quarter of 2025, we declared and paid a quarterly dividend on our outstanding shares of Series A Preferred Stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share), consistent with the fourth quarter of 2024 and the first quarter of 2024. During the first quarter of 2025, we also declared and paid cash dividends of $0.34 per common share, consistent with the fourth quarter of 2024 and an increase of $0.02 per share or 6.0% from the first quarter of 2024.

SECURITIES

At March 31, 2025, we had total investments of $3.4 billion or 13.8% of total assets as compared to $3.3 billion or 13.6% of total assets at December 31, 2024. This increase was primarily due to purchases of mortgage-backed securities and an increase in market value of the existing AFS securities portfolio. We seek to diversify our investment portfolio to minimize risk, and we focus on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher tax-equivalent yield offered from these securities. The majority of our MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 9 “Derivatives” in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the periods ended (dollars in thousands):

	March 31, 2025	December 31, 2024
Available for Sale:
U.S. government and agency securities	$66,095	$66,013
Obligations of states and political subdivisions	456,370	468,337
Corporate and other bonds	238,830	244,712
MBS
Commercial	313,434	301,065
Residential	1,407,221	1,360,179
Total MBS	1,720,655	1,661,244
Other securities	1,885	1,860
Total AFS securities, at fair value	2,483,835	2,442,166
Held to Maturity:
Obligations of states and political subdivisions	720,888	697,683
Corporate and other bonds	3,087	3,322
MBS
Commercial	43,495	44,709
Residential	53,589	58,137
Total MBS	97,084	102,846
Total held to maturity securities, at carrying value	821,059	803,851
Restricted Stock:
FRB stock	82,903	82,902
FHLB stock	17,409	20,052
Total restricted stock, at cost	100,312	102,954
Total investments	$3,405,206	$3,348,971

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of March 31, 2025:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	—%	4.61%	5.05%	—%	4.62%
Obligations of states and political subdivisions	4.70%	3.76%	1.96%	2.21%	2.25%
Corporate bonds and other securities	3.98%	6.01%	4.20%	4.79%	4.70%
MBS:
Commercial	7.16%	5.66%	5.16%	3.42%	3.86%
Residential	3.98%	7.36%	5.24%	2.96%	3.14%
Total MBS	7.15%	6.65%	5.21%	3.04%	3.27%
Total AFS securities	5.44%	5.67%	4.00%	2.86%	3.22%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of March 31, 2025:

		5 – 10	Over 10
	1 - 5 Years	Years	Years	Total
Obligations of states and political subdivisions	4.06%	3.31%	3.62%	3.57%
Corporate bonds and other securities	—%	—%	4.80%	4.80%
MBS:
Commercial	—%	—%	3.59%	3.59%
Residential	—%	—%	3.42%	3.42%
Total MBS	—%	—%	3.49%	3.49%
Total HTM securities (2)	4.06%	3.31%	3.60%	3.56%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

(2) There were no securities with contractual maturity dates of one year or less.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of March 31, 2025, we maintained a diversified municipal bond portfolio with approximately 65% of our holdings in general obligation issues and the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 18% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all of our municipal holdings are considered investment grade. When purchasing municipal securities, we focus on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Our largest source of liquidity on a consolidated basis is our customer deposit base generated by our wholesale and consumer businesses. These deposits provide relatively stable and low-cost funding. Total deposits at March 31, 2025 were $20.5 billion, an increase of $105.3 million or approximately 2.1% (annualized) from December 31, 2024. Total deposits increased from December 31, 2024 primarily due to an increase in demand deposits of $194.1 million, partially offset by a decrease in brokered deposits. Refer to “Deposits” within this Item 2 for additional information on this topic.

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

We consider our liquid assets to include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. As of March 31, 2025, our liquid assets totaled $9.2 billion or 37.2% of total assets, and liquid earning assets totaled $9.0 billion or 40.6% of total earning assets. We also provide asset liquidity by managing loan and securities maturities and cash flows. As of March 31, 2025, loan payments of approximately $8.4 billion or 45.4% of total LHFI are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $354.1 million or 10.4% of total investments as of March 31, 2025 are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

Additional sources of liquidity available to us include our capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, the Federal Reserve Discount Window, the purchase of brokered certificates of deposit, a corporate line of credit with a large correspondent bank, and debt and capital issuances. We also recently increased our borrowing capacity at the FHLB and FRB since secured borrowing facilities provide the most reliable sources of funding, especially during times of market turbulence and financial distress. Management believes our overall liquidity to be sufficient to satisfy our depositors’ requirements and to meet our customers’ credit needs.

For additional information and the available balances on various lines of credit, please refer to Note 7 “Borrowings” in Part I, Item 1 of this Quarterly Report. In addition to lines of credit, we may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions.

Cash Requirements

Our cash requirements, outside of lending transactions, consist primarily of borrowings, leases, debt and capital instruments, which are used as part of our overall liquidity and capital management strategy. We expect that the cash required to repay these obligations will be sourced from our general liquidity sources and future debt and capital issuances and from other general liquidity sources as described above under “Liquidity” within this Item 2.

The following table presents our contractual obligations related to our major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of March 31, 2025 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$250,000	$—	$250,000
Trust preferred capital notes (1)	184,542	—	184,542
Leases (2)	112,441	10,935	101,506
Repurchase agreements	57,018	57,018	—
Total contractual obligations	$604,001	$67,953	$536,048

(1) Excludes related unamortized premium/discount and interest payments.

(2) Represents lease payments due on non-cancellable operating leases at March 31, 2025. Excluded from these tables are variable lease payments or renewals.

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

We are also a lessor in sales-type and direct financing leases for equipment, as noted in Note 6 “Leases” in Part I, Item I of this Quarterly Report. Our future commitments related to the aforementioned leases totaled $636.1 million and $621.3 million, respectively, at March 31, 2025 and December 31, 2024.

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

LOAN PORTFOLIO

LHFI, net of deferred fees and costs, totaled $18.4 billion at March 31, 2025 and $18.5 billion at December 31, 2024. Total CRE and commercial and industrial loans represented our largest loan categories at both March 31, 2025 and December 31, 2024. We remain committed to originating soundly underwritten loans to qualifying borrowers within our markets.

The following table presents the remaining maturities, based on contractual maturity, by loan type, and by rate type (variable or fixed), net of deferred fees and costs, as of March 31, 2025 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$1,305,969	$314,432	$749,705	$652,712	$95,672	$1,321	$241,832	$184,033	$31,409	$26,390
CRE - Owner Occupied	2,363,509	205,684	710,856	287,030	408,737	15,089	1,446,969	947,936	495,352	3,681
CRE - Non-Owner Occupied	5,072,694	819,073	2,471,745	1,464,508	991,174	16,063	1,781,876	1,558,302	223,574	—
Multifamily Real Estate	1,531,547	300,930	856,894	570,043	285,701	1,150	373,723	294,082	79,572	69
Commercial & Industrial	3,819,415	710,239	1,740,767	1,612,139	102,374	26,254	1,368,409	958,449	406,897	3,063
Residential 1-4 Family - Commercial	738,388	171,010	119,661	70,867	45,574	3,220	447,717	394,147	43,659	9,911
Residential 1-4 Family - Consumer	1,286,526	1,026	297,205	1,937	30,300	264,968	988,295	15,885	158,621	813,789
Residential 1-4 Family - Revolving	778,527	29,116	639,486	47,905	119,125	472,456	109,925	4,219	39,991	65,715
Auto	279,517	4,056	—	—	—	—	275,461	266,101	9,360	—
Consumer	101,334	13,142	17,063	14,294	2,445	324	71,129	41,667	20,068	9,394
Other Commercial	1,150,263	56,868	197,571	25,096	172,475	—	895,824	412,322	367,493	116,009
Total LHFI	$18,427,689	$2,625,576	$7,800,953	$4,746,531	$2,253,577	$800,845	$8,001,160	$5,077,143	$1,875,996	$1,048,021

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

The average loan size of our CRE portfolio was approximately $1.1 million, as of March 31, 2025 and December 31, 2024, and the median loan size in our CRE portfolio was approximately $244,000 as of March 31, 2025 and approximately $242,000 as of December 31, 2024.

The following table presents the composition of our CRE loan categories, including the industry classification for CRE non-owner occupied loans, and CRE loans as a percentage of total loans for the periods ended (dollars in thousands):

	March 31, 2025		December 31, 2024
	Balance	%	Balance	%
CRE - Non-Owner Occupied
Hotel/Motel B&B	$985,224	5.35%	$997,185	5.40%
Industrial/Warehouse	964,788	5.24%	892,028	4.83%
Office	825,226	4.48%	881,660	4.77%
Retail	1,121,426	6.09%	1,058,591	5.73%
Self Storage	486,104	2.64%	435,525	2.36%
Senior Living	370,936	2.01%	340,689	1.84%
Other	318,990	1.72%	329,912	1.79%
Total CRE - Non-Owner Occupied	5,072,694	27.53%	4,935,590	26.72%
CRE - Owner Occupied	2,363,509	12.83%	2,370,119	12.83%
Construction and Land Development	1,305,969	7.09%	1,731,108	9.37%
Multifamily Real Estate	1,531,547	8.31%	1,240,209	6.71%
Residential 1-4 Family - Commercial	738,388	4.01%	719,425	3.89%
Total CRE Loans	11,012,107	59.77%	10,996,451	59.52%
All other loan types	7,415,582	40.23%	7,474,170	40.48%
Total LHFI, net of deferred fees and costs	$18,427,689	100.00%	$18,470,621	100.00%

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

The following table presents the distribution of our CRE non-owner occupied, multifamily real estate, and office portfolio loans by market location based on the underlying loan collateral for the periods ended (dollars in thousands):

	March 31, 2025			December 31, 2024
	CRE Non-Owner Occupied	Office Portfolio(1)	Multifamily	CRE Non-Owner Occupied	Office Portfolio(1)	Multifamily
Carolinas	$1,190,723	$289,668	$549,548	$1,115,247	$329,621	$359,031
Western VA	1,058,698	119,171	255,678	1,050,150	125,483	256,513
Fredericksburg Area	632,189	105,321	61,675	621,525	104,378	62,014
Northern VA/Maryland	611,899	65,118	29,559	619,798	65,663	29,331
Central VA	575,146	86,880	292,490	604,722	100,674	230,274
Coastal VA/NC	546,406	67,092	243,425	503,234	67,716	165,295
Other	264,195	45,543	22,690	224,740	41,660	32,772
Eastern VA	193,438	46,433	76,482	196,174	46,465	104,979
Total	$5,072,694	$825,226	$1,531,547	$4,935,590	$881,660	$1,240,209

(1) The office portfolio is a subset of our CRE non-owner occupied loans included in the column to the left.

The shift to work-from-home and hybrid work environments have caused a decreased utilization of office space. As such, we have additional monitoring for our exposure to office space, within our non-owner occupied CRE portfolio, including periodic credit risk assessment of expiring office leases for most of the office portfolio. We do not currently finance large, high-rise, or major metropolitan central business district office buildings, and the office portfolio is generally in suburban markets with strong occupancy levels. The average loan size in our office portfolio was approximately $1.7 million as of March 31, 2025 and December 31, 2024, and the median loan size in our office portfolio was approximately $570,000 as of March 31, 2025 and approximately $571,000 as of December 31, 2024. The average loan size in our multifamily portfolio was approximately $3.1 million as of March 31, 2025 and $2.5 million as of December 31, 2024, and the median loan size in our multifamily portfolio was approximately $681,000 as of March 31, 2025 and approximately $646,000 as of December 31, 2024.

ASSET QUALITY

Overview

At March 31, 2025 and December 31, 2024, nonaccrual LHFI was $69.0 million and $58.0 million, respectively, while non-performing assets (“NPAs”) as a percentage of LHFI totaled 0.38% and 0.32%, respectively. Net charge-offs were $2.3 million for the three months ended March 31, 2025, compared to net charge-offs of $4.9 million for the same period in the prior year. We continue to experience historically low levels of NPAs; however, there is increased uncertainty in the economic forecast including the unquantifiable potential impacts of new trade policy on the economy and the elevated risk of a national recession, which could increase NPAs in future periods. As a result, our ACL at March 31, 2025 increased $15.3 million from December 31, 2024 to $209.0 million, primarily reflecting the impacts of the increased uncertainty in the economic outlook.

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

Nonperforming Assets

At March 31, 2025 and December 31, 2024, NPAs totaled $69.4 million and $58.4 million, respectively, representing an increase of $11.0 million. Our NPAs as a percentage of total outstanding LHFI at March 31, 2025 and December 31, 2024 were 0.38% and 0.32%, respectively. The increase in NPAs was primarily due to one new nonaccrual relationship within the commercial and industrial portfolio of $9.4 million.

The following table shows a summary of asset quality balances and related ratios as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2025	2024
Nonaccrual LHFI	$69,015	$57,969
Foreclosed properties	404	404
Total NPAs	69,419	58,373
LHFI past due 90 days and accruing interest	6,782	14,143
Total NPAs and LHFI past due 90 days and accruing interest	$76,201	$72,516

Balances
Allowance for loan and lease losses	$193,796	$178,644
Allowance for credit losses	209,045	193,685
Average LHFI, net of deferred fees and costs	18,428,710	17,647,589
LHFI, net of deferred fees and costs	18,427,689	18,470,621

Ratios
Nonaccrual LHFI to total LHFI	0.37%	0.31%
NPAs to total LHFI	0.38%	0.32%
NPAs & LHFI 90 days past due and accruing interest to total LHFI	0.41%	0.39%
NPAs to total LHFI & foreclosed property	0.38%	0.32%
NPAs & LHFI 90 days past due and accruing interest to total LHFI & foreclosed property	0.41%	0.39%
ALLL to nonaccrual LHFI	280.80%	308.17%
ALLL to nonaccrual LHFI & LHFI 90 days past due and accruing interest	255.68%	247.73%
ACL to nonaccrual LHFI	302.90%	334.12%

NPAs include nonaccrual LHFI, which totaled $69.0 million at March 31, 2025, representing an increase of $11.0 million from December 31, 2024. The following table shows the activity in nonaccrual LHFI for the quarters ended (dollars in thousands):

	March 31,	December 31,
	2025	2024
Beginning Balance	$57,969	$36,847
Net customer payments	(898)	(11,491)
Additions	13,197	34,446
Charge-offs	(1,253)	(1,231)
Loans returning to accruing status	—	(602)
Ending Balance	$69,015	$57,969

The following table presents the composition of nonaccrual LHFI and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual LHFI, as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2025	2024
Construction and Land Development	$2,794	$1,313
CRE - Owner Occupied	2,932	2,915
CRE - Non-owner Occupied	1,159	1,167
Multifamily Real Estate	124	132
Commercial & Industrial	43,106	33,702
Residential 1-4 Family - Commercial	1,610	1,510
Residential 1-4 Family - Consumer	12,942	12,725
Residential 1-4 Family - Revolving	3,593	3,826
Auto	641	659
Consumer	16	20
Other Commercial	98	—
Total	$69,015	$57,969
Coverage Ratio	280.80%	308.17%

Past Due Loans

At March 31, 2025, past due LHFI still accruing interest totaled $50.0 million or 0.27% of total LHFI, compared to $57.7 million or 0.31% of total LHFI at December 31, 2024. Of the total past due LHFI still accruing interest, $6.8 million or 0.04% of total LHFI were loans past due 90 days or more at March 31, 2025, compared to $14.1 million or 0.08% of total LHFI at December 31, 2024.

Troubled Loan Modifications

As of March 31, 2025, we had TLMs with an amortized cost basis of $2.2 million. As of March 31, 2024, TLMs were not significant at approximately $36,000. There was no material allowance on TLMs for both March 31, 2025 and 2024. As of March 31, 2025, there were no material unfunded commitments on loans modified and designated as TLMs and $1.1 million of unfunded commitments on loans modified and designated as TLMs as of March 31, 2024.

Net Charge-offs

For the first quarter of 2025, net charge-offs were $2.3 million or 0.05% of total average LHFI on an annualized basis, compared to net charge-offs of $4.9 million or 0.13% for the same quarter last year.

Provision for Credit Losses

We recorded a provision for credit losses of $17.6 million for the first quarter of 2025, an increase of $9.4 million compared to the provision for credit losses of $8.2 million recorded during the same quarter of 2024. The provision for credit losses for the first quarter of 2025 reflected a provision of $17.4 million for loan losses and a $0.2 million provision for unfunded commitments.

Allowance for Credit Losses

At March 31, 2025, the ACL was $209.0 million and included an ALLL of $193.8 million and a reserve for unfunded commitments of $15.2 million. The ACL at March 31, 2025 increased $15.3 million from December 31, 2024, primarily reflecting the impacts of the increased uncertainty in the economic outlook.

The following table summarizes the ACL as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2025	2024
Total ALLL	$193,796	$178,644
Total Reserve for Unfunded Commitments	15,249	15,041
Total ACL	$209,045	$193,685

ALLL to total LHFI	1.05%	0.97%
ACL to total LHFI	1.13%	1.05%

The following table summarizes net charge-off activity by loan segment for the three months ended March 31, (dollars in thousands):

	Three Months Ended
	2025
	Commercial	Consumer	Total
Loans charged-off	$(1,847)	$(1,038)	$(2,885)
Recoveries	230	377	607
Net charge-offs	$(1,617)	$(661)	$(2,278)
Net charge-offs to average loans(1)	0.04%	0.11%	0.05%

	Three Months Ended
	2024
	Commercial	Consumer	Total
Loans charged-off	$(4,939)	$(955)	$(5,894)
Recoveries	533	444	977
Net charge-offs	$(4,406)	$(511)	$(4,917)
Net charge-offs to average loans(1)	0.13%	0.09%	0.13%

(1) Net charge-off rates are annualized and calculated by dividing net charge-offs by average LHFI for the period for each loan category.

The following table summarizes the ALLL activity by loan segment and the percentage of the loan portfolio that the related ALLL covers as of the quarters ended (dollars in thousands):

	March 31, 2025			December 31, 2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL	$162,908	$30,888	$193,796	$148,887	$29,757	$178,644
Loan %(1)	86.7%	13.3%	100.0%	86.6%	13.4%	100.0%
ALLL to total LHFI(2)	1.02%	1.26%	1.05%	0.93%	1.20%	0.97%

(1) The percentage represents the loan balance divided by total LHFI.

(2)The percentage represents ALLL divided by the total LHFI for each loan category.

The increase in the ALLL from the prior year for the Commercial segment is primarily due to the impact of increased uncertainty in the economic outlook. The increase in the ALLL from the prior year for the Consumer segment is primarily due to the impact of increased uncertainty in the economic outlook, partially offset by the run-off in the third-party lending and auto portfolios.

DEPOSITS

As of March 31, 2025, our total deposits were $20.5 billion, an increase of $105.3 million or 0.5% from December 31, 2024. Total interest-bearing deposits consisted of interest checking accounts, money market accounts, savings, time deposits, and brokered deposits. Our total time deposit balances with customers totaled $4.0 billion and accounted for 26.5% of total interest-bearing customer deposits at March 31, 2025, compared to $4.1 billion and 27.5% at December 31, 2024. We seek to fund increased loan volumes by growing core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, we may use wholesale funding sources to fund shortfalls, if any, or provide additional liquidity. We use purchased brokered deposits as part of our overall liquidity management strategy on an as needed basis, and we purchase such brokered deposits through nationally recognized networks. At March 31, 2025, our brokered deposits totaled $1.1 billion, a $109.4 million decrease from December 31, 2024.

The following table presents the deposit balances, including brokered deposits, by major category as of the quarters ended (dollars in thousands):

	March 31, 2025		December 31, 2024
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Interest checking accounts	$5,336,264	26.0%	$5,494,550	26.9%
Money market accounts	4,602,260	22.5%	4,291,097	21.0%
Savings accounts	1,033,315	5.0%	1,025,896	5.0%
Customer time deposits of $250,000 and over	1,141,311	5.6%	1,202,657	5.9%
Other customer time deposits	2,810,070	13.7%	2,888,476	14.2%
Time Deposits	3,951,381	19.3%	4,091,133	20.1%
Total interest-bearing customer deposits	14,923,220	72.8%	14,902,676	73.0%
Brokered deposits	1,108,481	5.4%	1,217,895	6.0%
Total interest-bearing deposits	$16,031,701	78.2%	$16,120,571	79.0%
Demand deposits	4,471,173	21.8%	4,277,048	21.0%
Total Deposits (1)	$20,502,874	100.0%	$20,397,619	100.0%

(1) Includes uninsured deposits of $7.2 billion and $7.1 billion as of March 31, 2025 and December 31, 2024, respectively, and collateralized deposits of $1.1 billion as of March 31, 2025 and December 31, 2024. Amounts are based on estimated amounts of uninsured deposits as of the reported period.

Maturities of time deposits in excess of FDIC insurance limits were as follows for the quarters ended (dollars in thousands):

	March 31, 2025	December 31, 2024
3 Months or Less	$295,339	$291,391
Over 3 Months through 6 Months	93,887	159,194
Over 6 Months through 12 Months	89,085	78,090
Over 12 Months	74,249	51,982
Total	$552,560	$580,657

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

On August 26, 2020, the federal bank regulatory agencies adopted a final rule that allowed us to phase in the impact of adopting the CECL methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. We elected to phase in the regulatory capital impact as permitted under this final rule. The CECL transition amount was phased out of regulatory capital over a three-year period that began in 2022 and ended in 2024.

The following table summarizes our regulatory capital and related ratios as of the periods ended (2) (dollars in thousands):

	March 31,	December 31,	March 31,
	2025	2024	2024
Common equity Tier 1 capital	$ 2,074,833	$ 2,063,163	$ 1,816,076
Tier 1 capital	2,241,189	2,229,519	1,982,432
Tier 2 capital	619,037	589,879	525,139
Total risk-based capital	2,860,226	2,819,398	2,507,571
Risk-weighted assets	20,613,579	20,713,531	18,410,625
Capital ratios:
Common equity Tier 1 capital ratio	10.07%	9.96%	9.86%
Tier 1 capital ratio	10.87%	10.76%	10.77%
Total capital ratio	13.88%	13.61%	13.62%
Leverage ratio (Tier 1 capital to average assets)	9.45%	9.29%	9.62%
Capital conservation buffer ratio (1)	4.87%	4.76%	4.77%
Common equity to total assets	12.26%	12.11%	11.14%
Tangible common equity to tangible assets (+)	7.39%	7.21%	7.05%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(2) All ratios and amounts at March 31, 2025 are estimates and subject to change pending the filing of our FR Y9-C. All other periods are presented as filed.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three months ended March 31, (dollars in thousands):

	2025	2024
Interest Income (FTE)
Interest and dividend income (GAAP)	$305,836	$262,915
FTE adjustment	3,757	3,721
Interest and dividend income (FTE) (non-GAAP)	$309,593	$266,636
Average earning assets	$22,101,074	$19,089,393
Yield on interest-earning assets (GAAP)	5.61%	5.54%
Yield on interest-earning assets (FTE) (non-GAAP)	5.68%	5.62%
Net Interest Income (FTE)
Net interest income (GAAP)	$184,164	$147,825
FTE adjustment	3,757	3,721
Net interest income (FTE) (non-GAAP)	$187,921	$151,546
Noninterest income (GAAP)	29,163	25,552
Total revenue (FTE) (non-GAAP)	$217,084	$177,098
Average earning assets	$22,101,074	$19,089,393
Net interest margin (GAAP)	3.38%	3.11%
Net interest margin (FTE) (non-GAAP)	3.45%	3.19%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	March 31,	December 31,	March 31,
	2025	2024	2024
Tangible Assets
Ending Assets (GAAP)	$24,632,611	$24,585,323	$21,378,120
Less: Ending goodwill	1,214,053	1,214,053	925,211
Less: Ending amortizable intangibles	79,165	84,563	17,288
Ending tangible assets (non-GAAP)	$23,339,393	$23,286,707	$20,435,621
Tangible Common Equity
Ending Equity (GAAP)	$3,185,216	$3,142,879	$2,548,928
Less: Ending goodwill	1,214,053	1,214,053	925,211
Less: Ending amortizable intangibles	79,165	84,563	17,288
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$1,725,641	$1,677,906	$1,440,072
Average equity (GAAP)	$3,183,846	$2,971,111	$2,568,243
Less: Average goodwill	1,214,053	1,139,422	925,211
Less: Average amortizable intangibles	81,790	73,984	18,198
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$1,721,647	$1,591,349	$1,458,478
Common equity to total assets (GAAP)	12.26%	12.11%	11.14%
Tangible common equity to tangible assets (non-GAAP)	7.39%	7.21%	7.05%

Adjusted operating measures exclude, as applicable, merger-related costs, FDIC special assessments, and (loss) gain on sale of securities. We believe these non-GAAP adjusted measures provide investors with important information about the continuing economic results of our operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three months ended March 31, (dollars in thousands, except per share amounts):

	2025	2024
Adjusted Operating Earnings & EPS
Net income (GAAP)	$49,818	$49,769
Plus: Merger-related costs, net of tax	4,643	1,563
Plus: FDIC special assessment, net of tax	—	664
Less: (Loss) gain on sale of securities, net of tax	(81)	2
Adjusted operating earnings (non-GAAP)	$54,542	$51,994
Less: Dividends on preferred stock	2,967	2,967
Adjusted operating earnings available to common shareholders (non-GAAP)	$51,575	$49,027

Weighted average common shares outstanding, diluted	90,072,795	75,197,376
Earnings per common share, diluted (GAAP)	$0.52	$0.62
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.57	$0.65

Adjusted operating noninterest expense excludes, as applicable, expenses related to the amortization of intangible assets, merger-related costs, and FDIC special assessments. Adjusted operating noninterest income excludes (loss) gain on sale of securities. These measures are similar to the measures we use when analyzing corporate performance and are also similar to the measure used for incentive compensation. We believe this adjusted measure provides investors with important information about the continuing economic results of our operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three months ended March 31, (dollars in thousands):

	2025	2024
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$134,184	$105,273
Less: Amortization of intangible assets	5,398	1,895
Less: Merger-related costs	4,940	1,874
Less: FDIC special assessment	—	840
Adjusted operating noninterest expense (non-GAAP)	$123,846	$100,664
Noninterest income (GAAP)	$29,163	$25,552
Less: (Loss) gain on sale of securities	(102)	3
Adjusted operating noninterest income (non-GAAP)	$29,265	$25,549

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

The following table represents the interest rate sensitivity on our net interest income across the rate paths modeled for balances as of the quarterly periods ended:

	Change In Net Interest Income
	March 31,	December 31,	March 31,
	2025	2024	2024
	%	%	%
Change in Yield Curve:
+300 bps	5.10	6.23	5.68
+200 bps	3.99	4.50	3.97
+100 bps	2.47	2.48	2.12
Most likely rate scenario	—	—	—
-100 bps	(3.00)	(2.35)	(2.85)
-200 bps	(7.79)	(5.85)	(6.28)
-300 bps	(13.54)	(10.64)	(9.85)

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

From a net interest income perspective, we were more asset sensitive in the rates down scenarios and less asset sensitive in the rates up scenarios as of March 31, 2025 compared to our positions as of December 31, 2024 and March 31, 2024. This shift is due, in part, to the changing market characteristics of certain loan and deposit products and, in part, due to various other balance sheet strategies. We expect net interest income to increase with an immediate increase or shock in market rates. In a decreasing interest rate environment, we expect a decline in net interest income as interest-earning assets re-price more quickly than interest-bearing deposits.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances as of the periods ended:

	Change In Economic Value of Equity
	March 31,	December 31,	March 31,
	2025	2024	2024
	%	%	%
Change in Yield Curve:
+300 bps	(8.01)	(6.98)	(9.46)
+200 bps	(5.31)	(4.75)	(6.58)
+100 bps	(2.58)	(2.47)	(3.38)
Most likely rate scenario	—	—	—
-100 bps	1.55	1.88	2.23
-200 bps	0.05	0.94	3.18
-300 bps	(2.72)	(1.09)	2.21

As of March 31, 2025, our economic value of equity is generally more liability sensitive in a rising interest rate environment compared to our positions as of December 31, 2024 and March 31, 2024, primarily due to the composition of our Consolidated Balance Sheets and also due to the pricing characteristics and assumptions of certain deposits and loans.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it was considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies. In March 2023, the CFPB commenced settlement discussions with us, and on December 7, 2023, the Bank entered into a Consent Order with the CFPB to resolve the matter. A copy of the Consent Order is available on the CFPB’s website. The terms of the Consent Order require, among other things, that the Bank submit a redress plan to the CFPB pursuant to which the Bank will pay restitution in an amount of at least $5.0 million to certain current and former customers of the Bank who opted-in to the Bank’s discretionary overdraft service during a specified time period and pay a $1.2 million civil monetary penalty. See Note 8, “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” in Part I, Item I of this Quarterly Report for additional information.

ITEM 1A – RISK FACTORS

During the quarter ended March 31, 2025, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K.

An investment in our securities involves risks. In addition to the other information set forth in this Quarterly Report, including the information addressed under “Forward-Looking Statements,” investors in our securities should carefully consider the risk factors discussed in our 2024 Form 10-K. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations, and capital position and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of our securities could decline.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

As of March 31, 2025, we did not have an authorized share repurchase program in effect.

The following information describes our common stock repurchases for the three months ended March 31, 2025:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
January 1 - January 31, 2025	21,401	37.32	—	—
February 1 - February 28, 2025	78,188	35.26	—	—
March 1 - March 31, 2025	4,007	32.08	—	—
Total	103,596	35.57	—	—

_________________________________________

(1) For the three months ended March 31, 2025, 103,596 shares were withheld upon vesting of restricted shares granted to our employees in order to satisfy tax withholding obligations.

ITEM 5 – OTHER INFORMATION

Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.1

Consulting Agreement, effective as of April 1, 2025, by and between Atlantic Union Bankshares Corporation and Daniel J. Schrider (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 1, 2025).

10.2	Atlantic Union Bankshares Corporation 2025 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 6, 2025).

15.1	Letter regarding unaudited interim financial information.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended March 31, 2025 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

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

Atlantic Union Bankshares Corporation

(Registrant)

Date: May 7, 2025	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: May 7, 2025	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)