Form 10-Q
period 2025-06-30
Atlantic Union Bankshares Corp
filed 2025-08-05
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of July 29, 2025 was 142,511,041.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

In this Quarterly Report on Form 10-Q, except as otherwise indicated or the context suggests otherwise, references to the “Company” refers to Atlantic Union Bankshares Corporation, a Virginia corporation, and the terms “we”, “us” and “our” refer to the Company and its direct and indirect subsidiaries, including Atlantic Union Bank, which we refer to as the “Bank.” The “Federal Reserve” refers to the Board of Governors of the Federal Reserve System, our primary federal regulator.

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

ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALLL	–	Allowance for loan and lease losses, a component of the ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
BOLI	–	Bank owned life insurance
bps	–	Basis points
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
CRE	–	Commercial real estate
CSP	–	Cary Street Partners LLC
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FOMC	–	Federal Open Market Committee
FTE	–	Fully taxable equivalent
GAAP	–	Accounting principles generally accepted in the United States
HTM	–	Held to maturity
LHFI	–	Loans held for investment
LHFS	–	Loans held for sale
MBS	–	Mortgage-Backed Securities
NPA	–	Nonperforming assets
NYSE	–	New York Stock Exchange
PCD	–	Purchased credit deteriorated
SEC	–	U.S. Securities and Exchange Commission
SOFR	–	Secured Overnight Financing Rate
TLM	–	Troubled loan modification

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(Dollars in thousands, except share data)

	June 30,	December 31,
	2025	2024
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$337,974	$196,435
Interest-bearing deposits in other banks	1,246,294	153,695
Federal funds sold	4,380	3,944
Total cash and cash equivalents	1,588,648	354,074
Securities available for sale, at fair value	3,809,281	2,442,166
Securities held to maturity, at carrying value	827,135	803,851
Restricted stock, at cost	140,606	102,954
Loans held for sale	32,987	9,420
Loans held for investment, net of deferred fees and costs	27,328,333	18,470,621
Less: allowance for loan and lease losses	315,574	178,644
Total loans held for investment, net	27,012,759	18,291,977
Premises and equipment, net	164,828	112,704
Goodwill	1,710,912	1,214,053
Amortizable intangibles, net	351,381	84,563
Bank owned life insurance	665,477	493,396
Other assets	985,357	676,165
Total assets	$37,289,371	$24,585,323
LIABILITIES
Noninterest-bearing demand deposits	$7,039,121	$4,277,048
Interest-bearing deposits	23,933,054	16,120,571
Total deposits	30,972,175	20,397,619
Securities sold under agreements to repurchase	127,351	56,275
Other short-term borrowings	—	60,000
Long-term borrowings	765,416	418,303
Other liabilities	591,790	510,247
Total liabilities	32,456,732	21,442,444
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	188,454	118,519
Additional paid-in capital	3,876,831	2,280,547
Retained earnings	1,087,967	1,103,326
Accumulated other comprehensive loss	(320,786)	(359,686)
Total stockholders' equity	4,832,639	3,142,879
Total liabilities and stockholders' equity	$37,289,371	$24,585,323

Common shares outstanding	141,694,720	89,770,231
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$458,766	$285,198	$730,281	$519,796
Interest on deposits in other banks	4,991	2,637	7,504	3,918
Interest and dividends on securities:
Taxable	38,260	24,886	61,908	43,765
Nontaxable	8,355	8,167	16,515	16,323
Total interest and dividend income	510,372	320,888	816,208	583,802
Interest expense:
Interest on deposits	171,343	122,504	286,929	224,368
Interest on short-term borrowings	4,147	8,190	5,056	16,351
Interest on long-term borrowings	13,511	5,660	18,687	10,725
Total interest expense	189,001	136,354	310,672	251,444
Net interest income	321,371	184,534	505,536	332,358
Provision for credit losses	105,707	21,751	123,345	29,989
Net interest income after provision for credit losses	215,664	162,783	382,191	302,369
Noninterest income:
Service charges on deposit accounts	12,220	9,086	21,905	17,655
Other service charges, commissions and fees	2,245	1,967	4,007	3,698
Interchange fees	3,779	3,126	6,727	5,420
Fiduciary and asset management fees	17,723	6,907	24,420	11,745
Mortgage banking income	2,821	1,193	3,794	2,060
Gain (loss) on sale of securities	16	(6,516)	(87)	(6,513)
Bank owned life insurance income	7,327	3,791	10,864	7,037
Loan-related interest rate swap fees	1,733	1,634	4,133	2,850
Other operating income	33,658	2,624	34,922	5,413
Total noninterest income	81,522	23,812	110,685	49,365
Noninterest expenses:
Salaries and benefits	109,942	68,531	185,357	130,413
Occupancy expenses	12,782	7,836	21,362	14,462
Furniture and equipment expenses	6,344	3,805	10,258	7,114
Technology and data processing	17,248	10,274	27,435	18,401
Professional services	7,808	4,377	12,494	7,458
Marketing and advertising expense	3,757	2,983	6,941	5,301
FDIC assessment premiums and other insurance	8,642	4,675	13,844	9,818
Franchise and other taxes	4,688	5,013	9,331	9,514
Loan-related expenses	1,278	1,275	2,527	2,598
Amortization of intangible assets	18,433	5,995	23,832	7,889
Merger-related costs	78,900	29,778	83,840	31,652
Other expenses	9,876	5,463	16,661	10,659
Total noninterest expenses	279,698	150,005	413,882	255,279
Income before income taxes	17,488	36,590	78,994	96,455
Income tax (benefit) expense	(2,303)	11,429	9,384	21,525
Net Income	$19,791	$25,161	$69,610	$74,930
Dividends on preferred stock	2,967	2,967	5,934	5,934
Net income available to common shareholders	$16,824	$22,194	$63,676	$68,996

Basic earnings per common share	$0.12	$0.25	$0.55	$0.84
Diluted earnings per common share	$0.12	$0.25	$0.55	$0.84
Dividends declared per common share	$0.34	$0.32	$0.68	$0.64
Basic weighted average number of common shares outstanding	141,680,472	89,768,466	115,596,296	82,482,790
Diluted weighted average number of common shares outstanding	141,738,325	89,768,466	116,056,670	82,482,921

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$19,791	$25,161	$69,610	$74,930
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $1,853 and $95 for the three months and $4,940 and $2,820 for the six months ended June 30, 2025 and 2024, respectively)	6,202	(357)	16,538	(10,610)
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $2,075 and $3,433 for the three months and $6,780 and $8,883 for the six months ended June 30, 2025 and 2024, respectively)	6,946	(12,917)	22,702	(33,417)
Reclassification adjustment for (gains) losses included in net income (net of tax, $4 and $1,368 for the three months and $20 and $1,368 for the six months ended June 30, 2025 and 2024, respectively) (1)	(12)	5,148	67	5,145
HTM securities:
Reclassification adjustment for accretion of unrealized gains on AFS securities transferred to HTM (net of tax) (2)	—	(3)	—	(5)
Bank owned life insurance:
Unrealized holding losses arising during the period	—	—	(10)	(16)
Reclassification adjustment for gains included in net income (3)	(207)	(160)	(397)	(335)
Other comprehensive income (loss):	12,929	(8,289)	38,900	(39,238)
Comprehensive income	$32,720	$16,872	$108,510	$35,692

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2024	$118,519	$173	$2,280,547	$1,103,326	$(359,686)	$3,142,879
Net Income				49,818		49,818
Other comprehensive income (net of taxes of $6,957)					25,971	25,971
Dividends on common stock ($0.34 per share)				(30,542)		(30,542)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (228,311 shares)(1)	304		(3,698)			(3,394)
Stock-based compensation expense			3,451			3,451
Balance - March 31, 2025	$118,823	$173	$2,280,300	$1,119,635	$(333,715)	$3,185,216
Net Income				19,791		19,791
Other comprehensive income (net of taxes of $3,924)					12,929	12,929
Issuance of common stock in regard to acquisition (41,000,004 shares)	54,530		1,220,717			1,275,247
Dividends on common stock ($0.34 per share)			75	(48,492)		(48,417)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock in regard to forward sale settlement (11,338,028 shares)	15,080		369,883			384,963
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (16,146 shares)(1)	21		(2,252)			(2,231)
Stock-based compensation expense			8,108			8,108
Balance - June 30, 2025	$188,454	$173	$3,876,831	$1,087,967	$(320,786)	$4,832,639

(1) No stock options were outstanding for the year ended December 31, 2024 or the six months ended June 30, 2025.

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2023	$99,147	$173	$1,782,286	$1,018,070	$(343,349)	$2,556,327
Net Income				49,769		49,769
Other comprehensive loss (net of taxes of $8,182)					(30,949)	(30,949)
Dividends on common stock ($0.32 per share)				(24,027)		(24,027)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (189,503 shares)	252		(2,458)			(2,206)
Stock-based compensation expense			2,981			2,981
Balance - March 31, 2024	$99,399	$173	$1,782,809	$1,040,845	$(374,298)	$2,548,928
Net Income				25,161		25,161
Other comprehensive loss (net of taxes of $2,161)					(8,289)	(8,289)
Issuance of common stock in regard to acquisition (14,349,239 shares)	19,052		486,694			505,746
Dividends on common stock ($0.32 per share)				(28,726)		(28,726)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (17,363 shares)	24		117			141
Stock-based compensation expense			3,692			3,692
Balance - June 30, 2024	$118,475	$173	$2,273,312	$1,034,313	$(382,587)	$3,043,686

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Dollars in thousands)

	2025	2024
Operating activities:
Net income	$69,610	$74,930
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	123,345	29,989
Depreciation of premises and equipment	7,785	6,288
Amortization, net	13,695	11,613
(Accretion) amortization related to acquisitions, net	(34,438)	25,913
Losses on securities sales, net	87	6,513
Gain on CRE loan sale	(15,720)	—
Gain on sale of equity interest	(14,300)	—
BOLI income	(10,864)	(7,037)
Loans held for sale:
Originations and purchases	(184,784)	(90,967)
Proceeds from sales	2,046,402	87,389
Changes in operating assets and liabilities:
Net decrease (increase) in other assets	5,864	(11,299)
Net (decrease) increase in other liabilities	(40,725)	9,319
Net cash provided by operating activities	1,965,957	142,651
Investing activities:
Securities AFS and restricted stock:
Purchases	(894,303)	(504,305)
Proceeds from sales	629,911	517,517
Proceeds from maturities, calls and paydowns	214,160	117,669
Securities HTM:
Purchases	(36,640)	—
Proceeds from maturities, calls and paydowns	10,956	24,854
Net change in other investments	29,227	(10,379)
Net increase in LHFI	(143,446)	(579,753)
Net purchases of premises and equipment	(486)	(3,094)
Proceeds from BOLI settlements	2,376	301
Proceeds from sales of foreclosed properties and former bank premises	5,435	—
Net cash received in acquisition	270,211	54,988
Net cash provided by (used in) investing activities	87,401	(382,202)
Financing activities:
Net increase (decrease) in:
Non-interest-bearing deposits	(24,946)	412,655
Interest-bearing deposits	(626,472)	185,967
Short-term borrowings	(261,096)	(229,084)
Repayments of long-term debt	(200,000)	—
Common stock:
Issuance for stock options exercised	—	227
Forward sale common stock issuance	384,963	—
Dividends paid	(84,968)	(58,687)
Vesting of restricted stock, net of shares held for taxes	(6,265)	(3,644)
Net cash (used in) provided by financing activities	(818,784)	307,434
Increase in cash and cash equivalents	1,234,574	67,883
Cash, cash equivalents and restricted cash at beginning of the period	354,074	378,131
Cash, cash equivalents and restricted cash at end of the period	$1,588,648	$446,014

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Dollars in thousands)

	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$311,469	$242,863
Income taxes	2,719	3,278

Supplemental schedule of noncash investing and financing activities
Transfers from bank premises to foreclosed properties	—	8,553
Issuance of common stock in exchange for net assets in acquisitions	1,275,441	505,402

Transactions related to acquisitions
Assets acquired	12,988,972	2,948,016
Liabilities assumed	12,209,862	2,724,816

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

On April 1, 2025, the Company completed its acquisition of Sandy Spring Bancorp, Inc. (“Sandy Spring”). Sandy Spring’s results of operations are included in the Company’s consolidated results since the date of acquisition. On April 1, 2024, the Company completed its acquisition of American National Bankshares Inc. (“American National”). American National’s results of operations are included in the Company’s consolidated results since the date of acquisition.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Certain prior period amounts have been reclassified to conform to current period presentation. None of these reclassifications had a material effect on the Company’s financial statements. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K for additional information on the Company’s accounting policies. There have not been any significant changes to the Company’s accounting policies from those disclosed in the Company’s 2024 Form 10-K that could have a material effect on the Company’s financial statements, except as discussed below. The accounting policy on acquired loans set forth below should be read in conjunction with the Company’s accounting policies for acquisition accounting and charge-offs contained in Note 1 of the Company’s 2024 Form 10-K under the headings “Acquisition Accounting” and “Nonaccruals, Past Dues and Charge-offs,” respectively, which include additional guidance on the accounting for acquired loans that have experienced a more-than insignificant amount of credit deterioration since origination (“PCD” loans).

Acquired Loans

Acquired loans are recorded at their fair value at the acquisition date without carryover of the acquiree’s previously established allowance for loan and lease losses (“ALLL”). The fair value for acquired loans is determined using a discounted cash flow analysis that considers factors including loan type, interest rate type, prepayment speeds, duration and current discount rates. During evaluation upon acquisition, acquired loans are also classified as either PCD or non-PCD. Acquired loans are subject to the Company’s ALLL policy upon acquisition.

For loans that have not experienced a more-than an insignificant amount of credit deterioration since origination, the difference between the fair value and unpaid principal balance of the loans at the acquisition date (premium or discount) is amortized or accreted into interest income over the life of the loans in accordance with Accounting Standards Codification (“ASC”) 310-20,

Receivables – Nonrefundable Fees and Other Costs. If the acquired performing loan has revolving privileges, it is accounted for using the straight-line method; otherwise, the Company uses the effective interest rate method.

The Company records PCD loans at the amount paid and establishes an initial ALLL using the same methodology as other loans held for investment (“LHFI”). The sum of the PCD loan’s purchase price and initial ALLL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. If the loan has revolving privileges, the discount/premium is amortized/accreted using the straight-line method; otherwise, the effective interest method is used. Subsequent changes to the ALLL are recorded through provision expense.

When determining the initial ALLL on PCD loans, the Company considers charge offs necessary at acquisition to comply with the Company’s charge off policy. For PCD loans that are subject to write-off under the Company’s charge-off policy at acquisition, the initial ALLL on PCD loans is included as part of the loan balance at the time of acquisition and is immediately written off with no impact on net income. See also Note 4 “Loans and Allowance for Loan Losses” within Item 1 of this Quarterly Report for additional detail regarding the ALLL on PCD loans.

See also Note 2 “Acquisitions” within Item 1 of this Quarterly Report for additional discussion of the Company’s acquisitions.

2. ACQUISITIONS

Sandy Spring Bancorp, Inc. Acquisition

On April 1, 2025, the Company completed its previously announced acquisition of Sandy Spring, the holding company for Sandy Spring Bank, headquartered in Olney, Maryland. Under the terms of the Sandy Spring merger agreement, at the effective time of the Sandy Spring acquisition, each outstanding share of Sandy Spring common stock was converted into the right to receive 0.900 shares of the Company’s common stock, with cash paid in lieu of fractional shares, resulting in 41.0 million additional shares issued, or an aggregate transaction value of approximately $1.3 billion, based on the closing price per share of the Company’s common stock as quoted on the New York Stock Exchange (“NYSE”) on March 31, 2025, which was the last trading day prior to the consummation of the acquisition. With the acquisition of Sandy Spring, the Company acquired over 50 branches in Virginia, Maryland, and Washington D.C., enhancing the Company’s presence in Northern Virginia and Maryland.

As a result of the Sandy Spring acquisition, the Company recorded preliminary goodwill totaling $496.9 million at April 1, 2025, which reflects expected synergies and economies of scale from the acquisition, allocated between the Company’s Wholesale Banking ($387.6 million) and Consumer Banking ($109.3 million) reporting segments, which is not deductible for tax purposes. While the Company believes the information available on April 1, 2025 provided a reasonable basis for estimating fair value, the Company may obtain additional information and evidence within the one-year measurement period that could result in changes to the estimated fair value amounts and associated goodwill. Valuations subject to change include, but are not limited to: LHFI, identified intangible assets, certain deposits, certain other assets and liabilities, and related deferred and income taxes. Subsequent adjustments, if necessary, will be reflected in future filings.

The following table provides a preliminary assessment of the consideration transferred and the fair value of the assets acquired and liabilities assumed as of the date of the Sandy Spring acquisition (dollars in thousands).

Purchase price consideration		$1,275,969

Fair value of assets acquired:
Cash and cash equivalents	$270,211
Securities available for sale	1,266,925
Restricted stock	68,310
Loans held for sale - commercial real estate ("CRE")	1,839,968
Loans held for sale - Non-CRE	28,822
Loans held for investment	8,630,977
Premises and equipment	59,402
Core deposit intangibles and other intangibles	290,650
Bank owned life insurance	170,482
Lease right of use assets	40,808
Other assets (1)	322,417
Total assets	$12,988,972

Fair value of liabilities assumed:
Deposits	$11,227,442
Short-term borrowings	272,201
Long-term borrowings	560,761
Lease liabilities	40,808
Other liabilities	108,650
Total liabilities	$12,209,862

Fair value of net assets acquired		$779,110
Goodwill		$496,859

(1) Other assets include deferred tax assets, accrued interest receivable, accounts receivable, and other intangibles, as well as other miscellaneous assets acquired from Sandy Spring.

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

As a result of the American National acquisition, the Company recorded goodwill totaling $288.8 million, which reflects expected synergies and economies of scale from the acquisition, allocated between the Company’s Wholesale Banking ($210.8 million) and Consumer Banking ($78.0 million) reporting segments, which is not deductible for tax purposes.

The following table provides a summary of the consideration transferred and the fair value of the assets acquired and liabilities assumed as of the date of the American National acquisition, (dollars in thousands):

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

Securities Available for Sale (“AFS”): The fair value of the investment portfolio was based on pricing obtained by independent pricing services and quoted market prices.

Restricted stock: The carrying value approximates the fair value.

Loans held for sale (“LHFS”): Fair values for the Sandy Spring LHFS CRE and LHFS — non-CRE portfolios were estimated using a discounted cash flow analysis that considered factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates. The American National LHFS portfolio was recorded at fair value based on quotes or bids from third parties.

Loans held for investment: Fair values for LHFI were estimated using a discounted cash flow analysis that considered factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates. The discount rates used for loans were based on current market rates for new originations of comparable loans and factored in adjustments for any expected liquidity events. Expected cash flows were derived using inputs that considered estimated credit losses and prepayments.

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

Bank owned life insurance (“BOLI”): The fair value of BOLI is carried at its current cash surrender value, which is a reasonable estimate of fair value.

Lease Right of Use (“ROU”) assets and lease liabilities: The fair value of the lease ROU assets was measured at an amount equal to the lease liability and evaluated for favorable or unfavorable lease terms when compared with market terms on a lease-by-lease basis.

Deposits: The fair value of interest-bearing and non-interest-bearing deposits is the amount payable on demand at the acquisition date. The fair value of time deposits was estimated using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.

Short-Term Borrowings: Acquired short term borrowings consist of Federal Home Loan Bank of Atlanta (“FHLB”) overnight borrowings and borrowings under repurchase agreements. The carrying amount on short-term borrowings was determined to approximate fair value.

Long-Term Borrowings: The fair value of long-term borrowings, including trust preferred securities and subordinated debt, were estimated using a discounted cash flow approach analysis, factoring in market terms and the structural terms of the borrowings.

The following table presents for illustrative purposes only certain pro forma information as if the Company had acquired Sandy Spring and American National on January 1, 2024. These results combine the historical results of Sandy Spring and American National in the Company's Consolidated Statements of Income and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2024. No adjustments have been made to the pro forma results regarding possible revenue enhancements, provision for credit losses, or expense efficiencies. Pro forma adjustments below include the net impact of Sandy Spring’s and American National’s accretion and the elimination of merger-related costs, as disclosed below. The Company expects to achieve further operating cost savings and other business synergies, as a result of the acquisitions, which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma		Pro forma
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025 (2)	2024 (3)	2025 (2)	2024 (3)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenues (1)	$402,893	$350,297	$658,300	$697,051
Net income available to common shareholders (4)	$80,173	$90,663	$152,657	$191,671

(1) Includes net interest income and noninterest income.

(2) Includes the net impact of Sandy Spring’s accretion adjustments of $21.0 million for the six months ended June 30, 2025. There were no pro forma net accretion adjustments for the three months ended June 30, 2025.

(3) Includes the net impact of Sandy Spring’s accretion adjustments of $21.4 million and $42.6 million for the three and six months ended June 30, 2024, respectively, and the net impact of American National’s accretion adjustments of $5.0 million for the six months ended June 30, 2024. There were no pro forma net accretion adjustments for American National for the three months ended June 30, 2024.

(4) For the periods presented, excludes merger-related costs as noted below.

Merger-related costs, net of tax, were $63.3 million and $24.2 million, for the three months ended June 30, 2025 and 2024 and were $68.0 million and $25.8 million for the six months ended June 30, 2025 and 2024, respectively, and are recorded in “Merger-related costs” on the Company’s Consolidated Statements of Income and have been expensed as incurred. For the three and six months ended June 30, 2025, merger-related costs were related to the Sandy Spring acquisition and such costs included employee severance, other employee related costs, professional fees, and facilities related costs. All merger-related costs for the three and six months ended June 30, 2024 were related to the American National acquisition and such costs included employee severance, professional fees, system conversion, and lease and contract termination expenses.

The Company’s operating results for the three and six months ended June 30, 2025 and June 30, 2024, include the operating results of the acquired assets and assumed liabilities of Sandy Spring subsequent to the acquisition on April 1, 2025 and American National subsequent to the acquisition on April 1, 2024, respectively. Due to the merging of certain processes and the conversion of Sandy Spring’s systems that is expected to occur during the fourth quarter of 2025 and American National’s system conversion that occurred during the second quarter of 2024, historical reporting for the former Sandy Spring and American National operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the periods subsequent to acquisition.

3. SECURITIES AND OTHER INVESTMENTS

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of June 30, 2025 are as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
U.S. government and agency securities	$154,536	$712	$(39)	$155,209
Obligations of states and political subdivisions	604,663	135	(137,935)	466,863
Corporate and other bonds (1)	268,497	512	(7,774)	261,235
Commercial MBS
Agency	344,879	1,098	(41,908)	304,069
Non-agency	96,601	173	(2,171)	94,603
Total commercial MBS	441,480	1,271	(44,079)	398,672
Residential MBS
Agency	2,592,111	8,133	(191,707)	2,408,537
Non-agency	118,913	809	(2,866)	116,856
Total residential MBS	2,711,024	8,942	(194,573)	2,525,393
Other securities	1,909	—	—	1,909
Total AFS securities	$4,182,109	$11,572	$(384,400)	$3,809,281

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

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value(2)	Losses	Value	Losses
June 30, 2025
U.S. government and agency securities	$61,143	$(27)	$969	$(12)	$62,112	$(39)
Obligations of states and political subdivisions	9,218	(355)	434,111	(137,580)	443,329	(137,935)
Corporate and other bonds (1)	59,527	(173)	127,781	(7,601)	187,308	(7,774)
Commercial MBS
Agency	52,923	(185)	159,546	(41,723)	212,469	(41,908)
Non-agency	34,652	(193)	28,613	(1,978)	63,265	(2,171)
Total commercial MBS	87,575	(378)	188,159	(43,701)	275,734	(44,079)
Residential MBS
Agency	407,085	(2,143)	881,959	(189,564)	1,289,044	(191,707)
Non-agency	21,889	(444)	22,089	(2,422)	43,978	(2,866)
Total residential MBS	428,974	(2,587)	904,048	(191,986)	1,333,022	(194,573)
Total AFS securities	$646,437	$(3,520)	$1,655,068	$(380,880)	$2,301,505	$(384,400)

December 31, 2024
U.S. government and agency securities	$1,935	$(2)	$1,286	$(25)	$3,221	$(27)
Obligations of states and political subdivisions	6,560	(322)	444,056	(129,381)	450,616	(129,703)
Corporate and other bonds (1)	8,620	(27)	145,655	(9,292)	154,275	(9,319)
Commercial MBS
Agency	31,291	(359)	160,880	(44,319)	192,171	(44,678)
Non-agency	24,864	(1,188)	21,110	(922)	45,974	(2,110)
Total commercial MBS	56,155	(1,547)	181,990	(45,241)	238,145	(46,788)
Residential MBS
Agency	104,477	(546)	895,714	(216,208)	1,000,191	(216,754)
Non-agency	6,067	(98)	27,851	(3,286)	33,918	(3,384)
Total residential MBS	110,544	(644)	923,565	(219,494)	1,034,109	(220,138)
Total AFS securities	$183,814	$(2,542)	$1,696,552	$(403,433)	$1,880,366	$(405,975)

(1) Other bonds include asset-backed securities.

(2) Comprised of 708 and 726 individual securities as of June 30, 2025 and December 31, 2024, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at June 30, 2025 and December 31, 2024 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities (“MBS”) are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating. The Company’s AFS investment portfolio is generally highly-rated or agency backed. At June 30, 2025 and December 31, 2024, all AFS securities were current with no securities past due or on non-accrual, and no ACL was held against the Company’s AFS securities portfolio.

The following table presents the amortized cost and estimated fair value of AFS securities as of the periods ended, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025		December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$103,377	$103,276	$35,954	$35,808
Due after one year through five years	276,513	276,961	215,517	215,513
Due after five years through ten years	545,554	527,647	286,487	271,443
Due after ten years	3,256,665	2,901,397	2,306,805	1,919,402
Total AFS securities	$4,182,109	$3,809,281	$2,844,763	$2,442,166

Refer to Note 8 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements and for other purposes as permitted or required by law as of June 30, 2025 and December 31, 2024.

Accrued interest receivable on AFS securities totaled $14.1 million and $10.1 million at June 30, 2025 and December 31, 2024, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2025 and 2024, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

Held to Maturity

The Company reports held to maturity (“HTM”) securities on the Company’s Consolidated Balance Sheets at carrying value. Carrying value is amortized cost, which includes any unamortized unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) prior to reclassifying the securities from AFS securities to HTM securities. The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of June 30, 2025 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
Obligations of states and political subdivisions	$730,121	$580	$(38,181)	$692,520
Corporate and other bonds (1)	2,978	—	(47)	2,931
Commercial MBS
Agency	26,554	—	(5,763)	20,791
Non-agency	15,178	114	(568)	14,724
Total commercial MBS	41,732	114	(6,331)	35,515
Residential MBS
Agency	36,876	—	(5,152)	31,724
Non-agency	15,428	—	(193)	15,235
Total residential MBS	52,304	—	(5,345)	46,959
Total HTM securities	$827,135	$694	$(49,904)	$777,925

(1) Other bonds include asset-backed securities.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2024 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
Obligations of states and political subdivisions	$697,683	$715	$(31,763)	$666,635
Corporate and other bonds (1)	3,322	—	(82)	3,240
Commercial MBS
Agency	26,787	—	(6,185)	20,602
Non-agency	17,922	28	(659)	17,291
Total commercial MBS	44,709	28	(6,844)	37,893
Residential MBS
Agency	37,808	—	(6,288)	31,520
Non-agency	20,329	—	(282)	20,047
Total residential MBS	58,137	—	(6,570)	51,567
Total HTM securities	$803,851	$743	$(45,259)	$759,335

(1) Other bonds include asset-backed securities.

The following table presents the amortized cost of HTM securities as of the periods ended, by security type and credit rating (dollars in thousands):

	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	subdivisions	bonds	securities	securities
June 30, 2025
Credit Rating:
AAA/AA/A	$719,386	$—	$4,311	$723,697
BBB/BB/B	1,133	—	—	1,133
Not Rated – Agency (1)	—	—	63,430	63,430
Not Rated – Non-Agency (2)	9,602	2,978	26,295	38,875
Total	$730,121	$2,978	$94,036	$827,135
December 31, 2024
Credit Rating:
AAA/AA/A	$686,923	$—	$5,748	$692,671
BBB/BB/B	1,144	—	—	1,144
Not Rated – Agency (1)	—	—	64,595	64,595
Not Rated – Non-Agency (2)	9,616	3,322	32,503	45,441
Total	$697,683	$3,322	$102,846	$803,851

(1) Generally considered not to have credit risk given the government guarantees associated with these agencies.

(2) Non-agency mortgage-backed and asset-backed securities have limited credit risk, supported by most receiving a 20% simplified supervisory formula approach rating.

The following table presents the amortized cost and estimated fair value of HTM securities as of the periods ended by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$—	$—	$3,369	$3,358
Due after one year through five years	18,697	19,019	18,293	18,547
Due after five years through ten years	166,642	158,677	115,243	109,358
Due after ten years	641,796	600,229	666,946	628,072
Total HTM securities	$827,135	$777,925	$803,851	$759,335

Refer to Note 8 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of June 30, 2025 and December 31, 2024.

Accrued interest receivable on HTM securities totaled $8.8 million and $8.4 million at June 30, 2025 and December 31, 2024, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2025 and 2024, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities. At June 30, 2025 and December 31, 2024, the Company’s HTM securities were all current, with no securities past due or on non-accrual. The Company’s HTM securities ACL was immaterial at June 30, 2025 and December 31, 2024.

Restricted Stock, at cost

The FHLB required the Bank to maintain stock in an amount equal to 4.75% of outstanding borrowings and a specific percentage of the member’s total assets at June 30, 2025 and December 31, 2024. The Federal Reserve Bank of Richmond (“FRB”) requires the Company to maintain stock with a par value equal to 6% of its outstanding capital at June 30, 2025 and December 31, 2024. At June 30, 2025 and December 31, 2024, restricted stock consisted of FRB stock in the amount of $122.3 million and $82.9 million, respectively, and FHLB stock in the amount of $18.3 million and $20.1 million, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and six months ended June 30, (dollars in thousands):

	Three Months Ended	Six Months Ended
	2025	2025
Realized gains (losses) (1):
Gross realized gains	$16	$30
Gross realized losses	—	(117)
Net realized gains (losses)	$16	$(87)
Proceeds from sales of securities	$588,546	$629,911

	Three Months Ended	Six Months Ended
	2024	2024
Realized gains (losses) (1):
Gross realized gains	$9	$12
Gross realized losses	(6,525)	(6,525)
Net realized losses	$(6,516)	$(6,513)
Proceeds from sales of securities	$455,574	$517,517

(1) Includes gains (losses) on sales and calls of securities.

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Commercial Real Estate Loan Sale

On June 26, 2025, the Company completed the sale of performing CRE loans acquired in the Sandy Spring acquisition with an unpaid principal balance of $2.0 billion, which the Company had classified as held for sale as of the April 1, 2025 acquisition date and marked to fair value at $1.8 billion. The CRE loan sale transaction generated a $15.7 million pre-tax gain, net of expenses, during the second quarter of 2025. Under the terms of the loan purchase agreement, the Company sold the loans without recourse with servicing retained. Servicing rights held by the Company are initially measured at fair value and recorded as an asset or liability and subsequently measured using the amortization method. At the time of the sale, the Company did not recognize any servicing asset or liability as the contractual servicing fees were equal to market-based adequate compensation for similar servicing.

Loans Held for Investments

The following tables exclude LHFS and include loan balances as of June 30, 2025 associated with the Sandy Spring acquisition that closed on April 1, 2025.

The Company’s LHFI are stated at their face amount, net of deferred fees and costs and consisted of the following as of the periods ended (dollars in thousands):

	June 30, 2025	December 31, 2024
Construction and Land Development	$2,444,151	$1,731,108
CRE – Owner Occupied	3,940,371	2,370,119
CRE – Non-Owner Occupied	6,912,692	4,935,590
Multifamily Real Estate	2,083,559	1,240,209
Commercial & Industrial	5,141,691	3,864,695
Residential 1-4 Family – Commercial	1,131,288	719,425
Residential 1-4 Family – Consumer	2,746,046	1,293,817
Residential 1-4 Family – Revolving	1,154,085	756,944
Auto	245,554	316,368
Consumer	119,526	104,882
Other Commercial	1,409,370	1,137,464
Total LHFI, net of deferred fees and costs(1)	27,328,333	18,470,621
Allowance for loan and lease losses	(315,574)	(178,644)
Total LHFI, net	$27,012,759	$18,291,977

(1) Total loans included unamortized premiums and discounts, and unamortized deferred fees and costs totaling $881.8 million and $220.6 million as of June 30, 2025 and December 31, 2024, respectively.

Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K and Note 2 “Acquisitions” within Item 1 of this Quarterly Report for further information about the Sandy Spring acquisition.

Accrued interest receivable on LHFI totaled $107.2 million and $73.7 million at June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable write-offs were not material to the Company’s consolidated financial statements for the three and six months ended June 30, 2025 and 2024.

The following table shows the aging of the Company’s LHFI portfolio by class at June 30, 2025 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$2,369,804	$447	$189	$22,807	$50,904	$2,444,151
CRE – Owner Occupied	3,927,968	3,933	537	1,817	6,116	3,940,371
CRE – Non-Owner Occupied	6,880,073	1,295	147	2,764	28,413	6,912,692
Multifamily Real Estate	2,080,833	410	727	—	1,589	2,083,559
Commercial & Industrial	5,087,253	4,606	2,278	2,657	44,897	5,141,691
Residential 1-4 Family – Commercial	1,119,289	3,186	552	5,561	2,700	1,131,288
Residential 1-4 Family – Consumer	2,717,186	2,125	4,559	1,487	20,689	2,746,046
Residential 1-4 Family – Revolving	1,139,915	4,270	2,094	2,460	5,346	1,154,085
Auto	240,425	3,735	718	150	526	245,554
Consumer	118,766	274	387	79	20	119,526
Other Commercial	1,406,466	19	1,440	30	1,415	1,409,370
Total LHFI, net of deferred fees and costs	$27,087,978	$24,300	$13,628	$39,812	$162,615	$27,328,333
% of total loans	99.11%	0.09%	0.05%	0.15%	0.60%	100.00%

The following table shows the aging of the Company’s LHFI portfolio by class at December 31, 2024 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,729,637	$38	$—	$120	$1,313	$1,731,108
CRE – Owner Occupied	2,362,458	2,080	1,074	1,592	2,915	2,370,119
CRE – Non-Owner Occupied	4,926,168	1,381	—	6,874	1,167	4,935,590
Multifamily Real Estate	1,238,711	1,366	—	—	132	1,240,209
Commercial & Industrial	3,820,564	9,405	69	955	33,702	3,864,695
Residential 1-4 Family – Commercial	715,604	697	665	949	1,510	719,425
Residential 1-4 Family – Consumer	1,266,467	5,928	7,390	1,307	12,725	1,293,817
Residential 1-4 Family – Revolving	747,474	1,824	2,110	1,710	3,826	756,944
Auto	311,354	3,615	456	284	659	316,368
Consumer	103,528	804	486	44	20	104,882
Other Commercial	1,132,960	2,167	2,029	308	—	1,137,464
Total LHFI, net of deferred fees and costs	$18,354,925	$29,305	$14,279	$14,143	$57,969	$18,470,621
% of total loans	99.37%	0.16%	0.08%	0.08%	0.31%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status with no related ALLL, a component of the ACL as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2025	2024
Construction and Land Development	$13,660	$—
Commercial Real Estate - Owner Occupied	2,526	—
Commercial Real Estate - Non-Owner Occupied	26,371	2,510
Multifamily Real Estate	1,472	—
Commercial & Industrial	1,847	—
Residential 1-4 Family - Commercial	627	—
Other Commercial	1,317	—
Total LHFI, net of deferred fees and costs	$47,820	$2,510

The increase in the amortized cost basis of loans on nonaccrual status with no related allowance for ALLL was primarily due to PCD loans acquired from Sandy Spring, which were nonperforming at the time of acquisition and were recorded at their amortized cost basis in accordance with ASC 326, Financial Instruments – Credit Losses. There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2025 and 2024.

Troubled Loan Modifications (“TLMs”)

The following tables present the amortized cost basis of loan modifications to borrowers experiencing financial difficulty for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended		Six Months Ended
	2025		2025
	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable
Other-Than-Insignificant Payment Delay
Commercial and Industrial	$7,584	0.15%	$7,584	0.15%
CRE – Non-Owner Occupied	3,780	0.05%	3,780	0.05%
Total Other-Than-Insignificant Payment Delay	$11,364		$11,364

Term Extension
CRE – Owner Occupied	$1,244	0.03%	$1,546	0.04%
Residential 1-4 Family – Commercial	4,586	0.41%	$4,918	0.43%
Residential 1-4 Family – Consumer	196	0.01%	395	0.01%
Total Term Extension	$6,026		$6,859

Combination - Other-Than-Insignificant Payment Delay and Term Extension
Commercial and Industrial	—	—%	$478	0.01%
Total Principal Forgiveness	$—		$478

Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family - Consumer	$701	0.03%	$1,531	0.06%
Total Combination - Term Extension and Interest Rate Reduction	$701		$1,531

Total	$18,091		$20,232

	Three Months Ended		Six Months Ended
	2024		2024
	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable
Combination - Other-Than-Insignificant Payment Delay and Term Extension
Commercial and Industrial	$1,153	0.03%	$1,153	0.03%
CRE – Non-Owner Occupied	22,351	0.46%	22,351	0.46%
Total Combination - Other-Than-Insignificant Payment Delay and Term Extension	$23,504		$23,504

Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$210	0.02%	$386	0.03%
Total Combination - Term Extension and Interest Rate Reduction	$210		$386

Combination - Interest Rate Reduction, Term Extension and Other-Than-Insignificant Payment Delay
Commercial and Industrial	$206	0.01%	$206	0.01%
Total Combination - Interest Rate Reduction, Term Extension and Other-Than-Insignificant Payment Delay	$206		$206

Total	$23,920		$24,096

The following table describes the financial effects of TLMs on a weighted average basis for TLMs within that loan type for the three and six months ended June 30,:

Three Months Ended
2025

Term Extension
Loan Type	Financial Effect
CRE – Owner Occupied	Added a weighted-average 0.5 years to the life of loans.
Residential 1-4 Family - Commercial	Added a weighted-average 0.8 years to the life of loans.

Six Months Ended
2025

Term Extension
Loan Type	Financial Effect
CRE – Owner Occupied	Added a weighted-average 0.5 years to the life of loans.
Residential 1-4 Family - Commercial	Added a weighted-average 0.8 years to the life of loans.

Combination - Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family - Consumer	Added a weighted-average 1.6 years to the life of loans and reduced the weighted average contractual interest rate from 5.0% to 2.1%.

Three Months Ended
2024

Combination - Other-Than-Insignificant Payment Delay and Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 1.0 years to the life of loans.
CRE – Non-Owner Occupied	Added a weighted-average 1.6 years to the life of loans.

Six Months Ended
2024

Combination - Other-Than-Insignificant Payment Delay and Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 1.0 years to the life of loans.
CRE – Non-Owner Occupied	Added a weighted-average 1.6 years to the life of loans.

The Company considers a default of a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. During the three and six months ended June 30, 2025 and 2024, the Company did not have any material loans that went into default that had been modified and designated as TLMs in the twelve-month period prior to the time of default.

The Company monitors the performance of TLMs to determine the effectiveness of the modifications. During the three and six months ended June 30, 2025 and 2024, the Company did not have any material loans that had been modified and designated as TLMs that were past due.

As of June 30, 2025 and December 31, 2024, there were no material unfunded commitments on loans modified and designated as TLMs.

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, CRE – Owner Occupied, CRE – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by loan segment for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended			Six Months Ended
	2025			2025
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$162,908	$30,888	$193,796	$148,887	$29,757	$178,644
Initial allowance on Sandy Spring PCD loans (1)	21,255	7,010	28,265	21,255	7,010	28,265
Loans charged-off (1)	(1,534)	(1,045)	(2,579)	(3,382)	(2,082)	(5,464)
Recoveries credited to allowance	1,545	368	1,913	1,775	745	2,520
Initial Provision - Sandy Spring non-PCD loans	64,740	24,798	89,538	64,740	24,798	89,538
Provision charged to operations	8,489	(3,848)	4,641	24,128	(2,057)	22,071
Balance at end of period	$257,403	$58,171	$315,574	$257,403	$58,171	$315,574

(1) In accordance with GAAP, amounts exclude $34.5 million charged-off at acquisition related to certain PCD loans that met the Company’s charge-off policy at the time of acquisition.

	Three Months Ended			Six Months Ended
	2024			2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$110,528	$25,662	$136,190	$105,896	$26,286	$132,182
Initial allowance on American National PCD loans	2,609	1,287	3,896	2,609	1,287	3,896
Loans charged-off	(2,094)	(994)	(3,088)	(7,033)	(1,949)	(8,982)
Recoveries credited to allowance	1,057	291	1,348	1,590	735	2,325
Initial Provision - American National non-PCD loans	11,213	2,016	13,229	11,213	2,016	13,229
Provision charged to operations	7,826	(1,270)	6,556	16,864	(1,383)	15,481
Balance at end of period	$131,139	$26,992	$158,131	$131,139	$26,992	$158,131

The following table presents additional information related to the acquired Sandy Spring loan portfolio at the acquisition date, including the initial ACL at acquisition on the PCD loans (dollars in thousands):

PCD Loans:
Book value of acquired loans at acquisition	$1,741,713
Initial ACL at acquisition (1)	(28,265)
Non-credit discount at acquisition	(162,140)
Purchase Price	$1,551,308

Non-PCD Loans:
Fair Value	$7,077,565
Gross contractual amounts receivable	10,502,561
Estimate of contractual cash flows not expected to be collected	130,113

(1) In accordance with GAAP, the initial ACL recognized on Sandy Spring PCD loans excludes $34.5 million charged-off at acquisition related to certain PCD loans that met the Company’s charge-off policy at the time of acquisition.

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

The table below details the amortized cost and gross write-offs of the classes of loans within the Commercial segment by risk level and year of origination as of June 30, (dollars in thousands):

	2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Construction and Land Development
Pass	$225,436	$551,431	$551,318	$299,196	$56,663	$80,624	$305,629	$2,070,297
Watch	1,597	1,923	39,807	30,737	1,772	3,040	20,014	98,890
Special Mention	—	1,164	368	27,711	36,583	23,510	—	89,336
Substandard	178	1,152	17,232	56,923	35,300	8,804	66,039	185,628
Total Construction and Land Development	$227,211	$555,670	$608,725	$414,567	$130,318	$115,978	$391,682	$2,444,151
Current period gross write-off	$—	$—	$—	$—	$—	$(2)	$—	$(2)

CRE – Owner Occupied
Pass	$128,209	$292,157	$311,990	$503,616	$416,240	$1,857,499	$68,612	$3,578,323
Watch	2,950	18,154	19,948	11,948	6,042	67,900	1,425	128,367
Special Mention	4,331	6,843	12,752	12,822	6,681	67,485	1,023	111,937
Substandard	250	25,983	4,269	3,667	18,012	69,289	140	121,610
Doubtful	—	—	—	—	—	134	—	134
Total CRE – Owner Occupied	$135,740	$343,137	$348,959	$532,053	$446,975	$2,062,307	$71,200	$3,940,371
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

CRE – Non-Owner Occupied
Pass	$204,804	$394,423	$688,548	$1,065,647	$953,313	$3,011,228	$79,219	$6,397,182
Watch	83	559	14,751	13,602	18,106	63,846	23,569	134,516
Special Mention	—	1,376	24,608	3,825	45,127	103,542	—	178,478
Substandard	—	—	6,273	34,437	1,136	160,602	68	202,516
Total CRE – Non-Owner Occupied	$204,887	$396,358	$734,180	$1,117,511	$1,017,682	$3,339,218	$102,856	$6,912,692
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & Industrial
Pass	$646,576	$870,231	$510,026	$585,711	$298,513	$440,328	$1,193,282	$4,544,667
Watch	7,534	32,031	33,905	66,109	11,600	22,769	73,184	247,132
Special Mention	1,122	19,025	22,301	17,486	4,677	7,976	104,892	177,479
Substandard	718	12,196	23,092	24,928	9,392	4,855	56,910	132,091
Doubtful	3	1,580	—	1,465	—	—	37,274	40,322
Total Commercial & Industrial	$655,953	$935,063	$589,324	$695,699	$324,182	$475,928	$1,465,542	$5,141,691
Current period gross write-off	$—	$—	$(20)	$(89)	$—	$(90)	$(1,376)	$(1,575)

Multifamily Real Estate
Pass	$88,863	$71,030	$150,308	$455,292	$309,798	$653,059	$58,237	$1,786,587
Watch	—	—	—	23,428	70,073	3,796	1,309	98,606
Special Mention	—	673	—	1,554	28,173	15,196	—	45,596
Substandard	—	727	14,120	36,414	25,740	75,769	—	152,770
Total Multifamily Real Estate	$88,863	$72,430	$164,428	$516,688	$433,784	$747,820	$59,546	$2,083,559
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 Family – Commercial
Pass	$56,648	$57,331	$90,626	$191,250	$164,061	$461,988	$3,493	$1,025,397
Watch	525	1,400	757	4,785	933	17,472	2,709	28,581
Special Mention	34	358	—	23,510	18,449	13,543	—	55,894
Substandard	350	505	—	432	4,454	15,422	253	21,416
Total Residential 1-4 Family – Commercial	$57,557	$59,594	$91,383	$219,977	$187,897	$508,425	$6,455	$1,131,288
Current period gross write-off	$—	$—	$—	$—	$—	$(37)	$—	$(37)

Other Commercial
Pass	$122,642	$228,333	$184,743	$164,389	$178,632	$221,699	$258,241	$1,358,679
Watch	—	—	129	17,466	840	10,521	11	28,967
Special Mention	—	348	79	—	—	6,261	2,000	8,688
Substandard	—	—	2,419	6,483	2,668	1,367	99	13,036
Total Other Commercial	$122,642	$228,681	$187,370	$188,338	$182,140	$239,848	$260,351	$1,409,370
Current period gross write-off	$—	$—	$—	$—	$—	$(1,768)	$—	$(1,768)

Total Commercial
Pass	$1,473,178	$2,464,936	$2,487,559	$3,265,101	$2,377,220	$6,726,425	$1,966,713	$20,761,132
Watch	12,689	54,067	109,297	168,075	109,366	189,344	122,221	765,059
Special Mention	5,487	29,787	60,108	86,908	139,690	237,513	107,915	667,408
Substandard	1,496	40,563	67,405	163,284	96,702	336,108	123,509	829,067
Doubtful	3	1,580	—	1,465	—	134	37,274	40,456
Total Commercial	$1,492,853	$2,590,933	$2,724,369	$3,684,833	$2,722,978	$7,489,524	$2,357,632	$23,063,122
Total current period gross write-off	$—	$—	$(20)	$(89)	$—	$(1,897)	$(1,376)	$(3,382)

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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost and gross write-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of June 30, (dollars in thousands):

	2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$148,653	$188,702	$222,596	$710,204	$616,934	$814,286	$15,811	$2,717,186
30-59 Days Past Due	—	36	46	280	35	1,665	63	2,125
60-89 Days Past Due	101	—	494	680	122	3,120	42	4,559
90+ Days Past Due	—	—	128	194	—	1,165	—	1,487
Nonaccrual	—	—	692	3,777	2,670	13,550	—	20,689
Total Residential 1-4 Family – Consumer	$148,754	$188,738	$223,956	$715,135	$619,761	$833,786	$15,916	$2,746,046
Current period gross write-off	$—	$—	$—	$(105)	$—	$(26)	$—	$(131)

Residential 1-4 Family – Revolving
Current	$12,087	$14,468	$27,760	$43,324	$10,309	$9,329	$1,022,638	$1,139,915
30-59 Days Past Due	—	—	55	29	56	102	4,028	4,270
60-89 Days Past Due	—	—	—	55	—	64	1,975	2,094
90+ Days Past Due	—	—	274	128	—	47	2,011	2,460
Nonaccrual	—	—	302	154	36	933	3,921	5,346
Total Residential 1-4 Family – Revolving	$12,087	$14,468	$28,391	$43,690	$10,401	$10,475	$1,034,573	$1,154,085
Current period gross write-off	$—	$—	$—	$—	$—	$—	$(45)	$(45)

Auto
Current	$1,128	$2,236	$45,681	$115,075	$51,212	$25,093	$—	$240,425
30-59 Days Past Due	82	2	549	1,673	876	553	—	3,735
60-89 Days Past Due	1	1	199	243	175	99	—	718
90+ Days Past Due	—	—	79	24	22	25	—	150
Nonaccrual	—	—	40	306	77	103	—	526
Total Auto	$1,211	$2,239	$46,548	$117,321	$52,362	$25,873	$—	$245,554
Current period gross write-off	$—	$—	$(135)	$(632)	$(156)	$(92)	$—	$(1,015)

Consumer
Current	$8,258	$11,403	$6,377	$8,760	$5,819	$30,560	$47,589	$118,766
30-59 Days Past Due	4	26	45	40	—	78	81	274
60-89 Days Past Due	4	15	38	24	10	264	32	387
90+ Days Past Due	—	38	7	11	20	—	3	79
Nonaccrual	—	4	—	10	6	—	—	20
Total Consumer	$8,266	$11,486	$6,467	$8,845	$5,855	$30,902	$47,705	$119,526
Current period gross write-off	$(5)	$(81)	$(180)	$(20)	$(27)	$(531)	$(47)	$(891)

Total Consumer
Current	$170,126	$216,809	$302,414	$877,363	$684,274	$879,268	$1,086,038	$4,216,292
30-59 Days Past Due	86	64	695	2,022	967	2,398	4,172	10,404
60-89 Days Past Due	106	16	731	1,002	307	3,547	2,049	7,758
90+ Days Past Due	—	38	488	357	42	1,237	2,014	4,176
Nonaccrual	—	4	1,034	4,247	2,789	14,586	3,921	26,581
Total Consumer	$170,318	$216,931	$305,362	$884,991	$688,379	$901,036	$1,098,194	$4,265,211
Total current period gross write-off	$(5)	$(81)	$(315)	$(757)	$(183)	$(649)	$(92)	$(2,082)

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

As of June 30, 2025 and December 31, 2024, the Company did not have any material revolving loans convert to term.

5. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. The Company has determined that its core deposit intangibles have finite lives and they are amortized over their estimated useful lives, which ranges from four years to ten years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from five months to 16 years, using various methods. The Company concluded that there was no impairment to goodwill or intangible assets as of the balance sheet date. In the normal course of business, the Company routinely monitors the impact of the changes in the financial markets and includes these assessments in the Company’s impairment process.

As a result of the Sandy Spring acquisition, the Company recorded initial goodwill totaling $496.9 million at April 1, 2025. As a result of the Company’s acquisition of American National on April 1, 2024, the Company recorded goodwill totaling $288.8 million. See Note 2 “Acquisitions” in Part I, Item I of this Quarterly Report for more information on the Sandy Spring and American National acquisitions.

The following table provides information on the significant components of goodwill and other acquired intangible assets as of the periods ended (dollars in thousands):

	Gross	Additions:		Net
	Carrying	Sandy Spring	Accumulated	Carrying
	Value	Acquisition	Amortization	Value
June 30, 2025
Goodwill	$1,214,053	$496,859	$—	$1,710,912
CDIs	159,901	243,351	(106,502)	296,750
Other amortizable intangibles	14,254	47,299	(6,922)	54,631

	Gross	Additions:		Net
	Carrying	American National	Accumulated	Carrying
	Value	Acquisition	Amortization	Value
December 31, 2024
Goodwill	$925,211	$288,842	$—	$1,214,053
CDIs	85,491	74,410	(85,768)	74,133
Other amortizable intangibles	3,977	10,277	(3,824)	10,430

The following table presents the Company’s goodwill and intangible assets by operating segment as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
June 30, 2025
Goodwill (1) (3)	$1,237,585	$473,327	$—	$1,710,912
Intangible Assets (2) (4)	53,159	697	297,525	351,381
December 31, 2024
Goodwill (3)	$850,035	$364,018	$—	$1,214,053
Intangible Assets (4)	8,714	778	75,071	84,563
(1)	Wholesale Banking and Consumer Banking includes gross carrying values of $387.6 million and $109.3 million, respectively, related to goodwill from the Sandy Spring acquisition. Refer to Note 2 “Acquisitions” for more information.
(2)	Wholesale Banking and Corporate Other includes gross carrying values of $46.3 million and $244.4 million, respectively, related to intangible assets from the Sandy Spring acquisition. Refer to Note 2 “Acquisitions” for more information.
(3)	Wholesale Banking and Consumer Banking includes gross carrying values of $210.8 million and $78.0 million, respectively, related to the American National acquisition. Refer to Note 2 “Acquisitions” for more information.
(4)	Wholesale Banking and Corporate Other includes gross carrying values of $8.4 million and $76.3 million, respectively, related to the American National acquisition. Refer to Note 2 “Acquisitions” for more information.

Amortization expense of intangibles for the three months ended June 30, 2025 and 2024 totaled $18.4 million and $6.0 million, respectively, and totaled $23.8 million and $7.9 million, respectively, for the six months ended June 30, 2025 and 2024. As of June 30, 2025, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining six months of 2025	$35,836
2026	60,282
2027	50,407
2028	41,936
2029	35,235
Thereafter	127,685
Total estimated amortization expense	$351,381

6. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with terms ranging from 11 months to 122 months. At June 30, 2025 and December 31, 2024, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $110.9 million and $102.6 million, respectively.

Total net investment in sales-type and direct financing leases are included in “Loans held for investment, net of deferred fees and costs” on the Company’s Consolidated Balance Sheets and consisted of the following as of the periods ended (dollars in thousands):

	June 30, 2025	December 31, 2024
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$533,895	$529,657
Unguaranteed residual values, net of unearned income and deferred selling profit	37,881	34,546
Total net investment in sales-type and direct financing leases	$571,776	$564,203

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

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information for the following periods ended (dollars in thousands):

	June 30, 2025		December 31, 2024
	Operating	Finance	Operating	Finance
ROU assets	$111,487	$3,291	$74,782	$3,751
Lease liabilities	124,973	5,109	79,642	5,769
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	8.23	3.58	10.96	4.08
Weighted-average discount rate (1)	5.61%	1.17%	6.24%	1.17%

(1) A lease implicit rate or an incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Six months ended June 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$31	$39
Operating Cash Flows from Operating Leases	10,198	7,084
Financing Cash Flows from Finance Leases	660	636
ROU assets obtained in exchange for lease obligations:
Operating leases	$11,107	$2,662

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net Operating Lease Cost	$5,860	$3,438	$9,348	$6,546
Finance Lease Cost:
Amortization of right-of-use assets	230	230	459	459
Interest on lease liabilities	15	19	31	39
Total Lease Cost	$6,105	$3,687	$9,838	$7,044

The maturities of lessor and lessee arrangements outstanding as of June 30, 2025 are presented in the table below for the years ending (dollars in thousands):

	June 30, 2025
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining six months of 2025	$72,449	$12,982	$701
2026	133,803	25,079	1,427
2027	136,999	23,356	1,462
2028	102,528	20,696	1,499
2029	74,478	15,236	127
Thereafter	99,860	66,351	—
Total undiscounted cash flows	620,117	163,700	5,216
Less: Adjustments (1)	86,222	38,727	107
Total (2)	$533,895	$124,973	$5,109

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

Total short-term borrowings consisted of the following as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2025	2024
Securities sold under agreements to repurchase	$127,351	$56,275
FHLB Advances	—	60,000
Total short-term borrowings	$127,351	$116,275

Average outstanding balance during the period	$236,865	$445,339
Average interest rate during the period	3.80%	5.22%
Average interest rate at end of period	3.86%	3.34%

The Company maintains federal funds lines with several correspondent banks; the available balance was $1.2 billion at June 30, 2025 and $597.0 million at December 31, 2024. The Company also maintains an alternate line of credit at a correspondent bank, and the available balance was $25.0 million at both June 30, 2025 and December 31, 2024. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $7.4 billion at both June 30, 2025 and December 31, 2024. At both June 30, 2025 and December 31, 2024, the Company’s secured line of credit capacity totaled $5.4 billion and $2.8 billion, respectively, of which $5.2 billion and $2.4 billion were available at June 30, 2025 and December 31, 2024, respectively. The Company’s borrowing capacity with the Federal Reserve Discount Window totaled $3.5 billion and $3.0 billion, none of which was used at June 30, 2025 and December 31, 2024, respectively.

Refer to Note 8 “Commitments and Contingencies” for additional information on the Company’s pledged collateral. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and was in compliance with these covenants as of June 30, 2025 and December 31, 2024.

Long-term Borrowings

In connection with the Sandy Spring acquisition, the Company assumed subordinated debt with a principal balance of $358.0 million during the second quarter of 2025. Refer to the table below for contractual rates and maturity terms. Total long-term borrowings consisted of the following as of June 30, 2025 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR		Rate (3)	Maturity	Investment (4)
Trust Preferred Capital Securities (6)
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75	% (1)	7.30%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40	% (1)	5.95%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73	% (1)	7.28%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10	% (1)	7.65%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10	% (1)	7.65%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65	% (1)	7.20%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50	% (1)	6.05%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55	% (1)	6.10%	7/30/2037	774
MFC Capital Trust II	5,000	2.85	% (1)	7.40%	1/23/2034	155
AMNB Statutory Trust I (5)	20,000	1.35	% (1)	5.90%	6/30/2036	619
MidCarolina Trust I (5)	5,000	3.45	% (2)	7.74%	11/7/2032	155
MidCarolina Trust II (5)	3,500	2.95	% (2)	7.24%	1/7/2034	109
Total Trust Preferred Capital Securities	$179,000					$5,542
Subordinated Debt (6)
2031 Subordinated Debt (7)	$250,000	—%		2.88%	12/15/2031
2032 Subordinated Debt (8)	190,000	—%		3.88%	3/30/2032
2029 Subordinated Debt (9)	168,000	2.62	% (1)	7.17%	11/15/2029
Total Subordinated Debt	$608,000
Fair Value Discount (10)	(27,126)
Investment in Trust Preferred Capital Securities	5,542
Total Long-term Borrowings	$765,416

(1) Three-Month Chicago Mercantile Exchange Secured Overnight Financing Rate (“SOFR”) + 0.262%.

(2) Three-Month Chicago Mercantile Exchange SOFR.

(3) Rate as of June 30, 2025. Calculated using non-rounded numbers.

(4) Represents the junior subordinated debentures owned by the Company in trust and is reported in “Other assets” on the Company’s Consolidated Balance Sheets.

(5) Acquired in the American National acquisition and adjusted to fair value at the time of acquisition.

(6) Trust Preferred Capital Securities and Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.

(7) Fixed-to-floating rate notes. On December 15, 2026, the interest rate changes to a floating rate of the then current Three-Month Term SOFR plus a spread of 186 bps through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after December 15, 2026.

(8) Fixed-to-floating rate notes acquired in the Sandy Spring acquisition. On March 30, 2027, the interest rate changes to a floating rate equal to the then current Three-Month Term SOFR plus a spread of 196.5 bps through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after March 30, 2027.

(9) Fixed-to-floating rate notes acquired in the Sandy Spring acquisition. On November 15, 2024, the interest rate changed to a floating rate equal to the then current Three-Month Term SOFR plus a spread of 262 bps and a 26 bps spread adjustment through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after November 15, 2024.

(10) Remaining discounts of $13.5 million and $13.6 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

Total long-term borrowings consisted of the following as of December 31, 2024 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR		Rate (3)	Maturity	Investment (4)
Trust Preferred Capital Securities (6)
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

(5) Acquired in the American National acquisition and adjusted to fair value at the time of acquisition.

(6) Trust Preferred Capital Securities and Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.

(7) Fixed-to-floating rate notes. On December 15, 2026, the interest changes to a floating rate of the then current Three-Month Term SOFR plus a spread of 186 bps through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after December 15, 2026.

(8) Remaining discounts of $14.0 million and $2.2 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of June 30, 2025, the scheduled maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
For the remaining six months of 2025	$—	$—	$(6,444)	(6,444)
2026	—	—	(5,165)	(5,165)
2027	—	—	(2,485)	(2,485)
2028	—	—	(2,309)	(2,309)
2029	—	168,000	(2,198)	165,802
Thereafter	184,542	440,000	(8,525)	616,017
Total long-term borrowings	$184,542	$608,000	$(27,126)	$765,416

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

As of June 30, 2025, the Company has maintained a probable and estimable liability in connection with this matter.

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

The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold, included in “Other Liabilities” on the Company’s Consolidated Balance Sheets. At June 30, 2025 and December 31, 2024, the Company’s reserve for unfunded commitments and indemnification reserve totaled $27.3 million and $15.3 million, respectively.

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

The following table presents the balances of commitments and contingencies as of the periods ended (dollars in thousands):

	June 30, 2025	December 31, 2024
Commitments with off-balance sheet risk:
Commitments to extend credit(1)	$9,483,098	$5,987,562
Letters of credit	226,035	145,985
Total commitments with off-balance sheet risk	$9,709,133	$6,133,547

(1) Includes unfunded overdraft protection.

As of June 30, 2025, the Company had approximately $141.8 million in deposits in other financial institutions of which $100.2 million served as collateral for cash flow, fair value and loan swap derivatives. As of December 31, 2024, the Company had approximately $184.6 million in deposits in other financial institutions of which $134.7 million served as collateral for cash flow, fair value and loan swap derivatives. The Company had approximately $38.5 million and $47.2 million, respectively, in deposits in other financial institutions that were uninsured at June 30, 2025 and December 31, 2024. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

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

	Pledged Assets as of June 30, 2025
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$978,585	$593,439	$—	$1,572,024
Repurchase agreements	—	158,384	—	—	158,384
FHLB advances	—	553,208	9,498	8,451,081	9,013,787
Derivatives	100,203	63,653	—	—	163,856
Federal Reserve Discount Window	—	—	—	4,970,761	4,970,761
Other purposes	—	42,836	—	—	42,836
Total pledged assets	$100,203	$1,796,666	$602,937	$13,421,842	$15,921,648

(1) Balance represents market value.

(2) Balance represents book value.

	Pledged Assets as of December 31, 2024
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$771,486	$601,421	$—	$1,372,907
Repurchase agreements	—	93,667	—	—	93,667
FHLB advances	—	579,947	9,417	4,089,049	4,678,413
Derivatives	134,668	62,199	—	—	196,867
Federal Reserve Discount Window	—	—	—	4,358,701	4,358,701
Other purposes	—	18,713	—	—	18,713
Total pledged assets	$134,668	$1,526,012	$610,838	$8,447,750	$10,719,268

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

The following table summarizes key elements of the Company’s derivative instruments as of the periods ended, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	June 30, 2025			December 31, 2024
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$1,266	$1,532	$900,000	$—	$6,467
Fair value hedges:
Loans	70,257	898	—	72,807	1,469	—
Securities	50,000	606	—	50,000	1,157	—
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	8,511,903	106,793	173,678	7,529,494	94,772	192,683
Foreign exchange contracts	16,421	110	1,849	12,449	47	398

Cash collateral (received)/pledged (5)	$—	$(15,632)	$—	$—	$(15,685)	$—

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

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of the periods ended (dollars in thousands):

	June 30, 2025		December 31, 2024
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$71,113	$(595)	$73,603	$(1,150)
Loans (3)	70,257	(8,264)	72,807	(10,063)

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amount of the designated hedged item at June 30, 2025 and December 31, 2024 totaled $50 million.

(2) Carrying value represents amortized cost.

(3) The fair value of the swaps associated with the derivative related to hedged items at June 30, 2025 and December 31, 2024 was an unrealized gain of $8.4 million and $10.2 million, respectively.

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

Share Repurchase Programs

The Company’s share repurchase program activity is dependent on management’s determination of its capital deployment needs, subject to market, economic, and regulatory conditions. Authorized repurchase programs allow the Company to repurchase its common stock through either open market transactions or privately negotiated transactions. During the quarters ended June 30, 2025 and 2024, there were no active share repurchase programs.

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

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the three and six months ended June 30, 2025 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI (loss) – March 31, 2025	$(301,307)	$—	$(32,742)	$334	$(333,715)
Other comprehensive (loss) income:
Other comprehensive income before reclassification	6,946	—	6,202	—	13,148
Amounts reclassified from AOCI into earnings	(12)	—	—	(207)	(219)
Net current period other comprehensive income (loss)	6,934	—	6,202	(207)	12,929
AOCI (loss) – June 30, 2025	$(294,373)	$—	$(26,540)	$127	$(320,786)

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI (loss) – December 31, 2024	$(317,142)	$—	$(43,078)	$534	$(359,686)
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassification	22,702	—	16,538	(10)	39,230
Amounts reclassified from AOCI into earnings	67	—	—	(397)	(330)
Net current period other comprehensive income (loss)	22,769	—	16,538	(407)	38,900
AOCI (loss) – June 30, 2025	$(294,373)	$—	$(26,540)	$127	$(320,786)

The change in AOCI for the three and six months ended June 30, 2024 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI (loss) – March 31, 2024	$(323,035)	$4	$(52,418)	$1,151	$(374,298)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(12,917)	—	(357)	—	(13,274)
Amounts reclassified from AOCI into earnings	5,148	(3)	—	(160)	4,985
Net current period other comprehensive loss	(7,769)	(3)	(357)	(160)	(8,289)
AOCI (loss) – June 30, 2024	$(330,804)	$1	$(52,775)	$991	$(382,587)

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI (loss) – December 31, 2023	$(302,532)	$6	$(42,165)	$1,342	$(343,349)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(33,417)	—	(10,610)	(16)	(44,043)
Amounts reclassified from AOCI into earnings	5,145	(5)	—	(335)	4,805
Net current period other comprehensive loss	(28,272)	(5)	(10,610)	(351)	(39,238)
AOCI (loss) – June 30, 2024	$(330,804)	$1	$(52,775)	$991	$(382,587)

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

●	AFS Securities: AFS securities are recorded at fair value on a recurring basis. The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuation for periods ended June 30, 2025 and December 31, 2024.

The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the table below.

●	Loans Held for Sale: Residential loans originated for sale in the open market are carried at fair value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

●	Derivative Instruments: The Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to the borrower’s performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of MBS by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or be funded. No significant differences were identified during the valuations as of June 30, 2025 and December 31, 2024. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of the periods ended (dollars in thousands):

	Fair Value Measurements at June 30, 2025 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$137,093	$18,116	$—	$155,209
Obligations of states and political subdivisions	—	466,863	—	466,863
Corporate and other bonds(1)	—	261,235	—	261,235
MBS	—	2,924,065	—	2,924,065
Other securities	—	1,909	—	1,909
LHFS	—	32,987	—	32,987
Financial Derivatives(2)	—	109,673	—	109,673

LIABILITIES
Financial Derivatives(2)	$—	$177,059	$—	$177,059

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

The following tables summarize the Company’s financial assets that were measured on a nonrecurring basis as of the periods ended (dollars in thousands):

Fair Value Measurements at June 30, 2025 using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Individually assessed loans(1)	$—	$—	$19,150	$19,150

(1) Net of reserves of $19.7 million related to collateral dependent loans as of June 30, 2025.

Fair Value Measurements at December 31, 2024 using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Individually assessed loans(1)	$—	$—	$14,636	$14,636

(1) Net of reserves of $13.1 million related to collateral dependent loans as of December 31, 2024.

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

●	Cash and Cash Equivalents: The carrying amount is a reasonable estimate of fair value.
●	HTM Securities: The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2; however, there are a few investments that are considered to be Level 3. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuations as of June 30, 2025 and December 31, 2024.
●	Loans and Leases: The fair value of loans and leases were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans and leases. The fair value of performing loans and leases were estimated through use of discounted cash flows. Credit loss assumptions were based on market probability of default/loss given default for loan and lease cohorts. The discount rate was based primarily on recent market origination rates. Fair value of loans and leases individually assessed and their respective levels within the fair value hierarchy are described in the previous section related to fair value measurements of assets that are measured on a nonrecurring basis.
●	Accrued Interest: The carrying amounts of accrued interest approximate fair value.
●	Bank Owned Life Insurance: The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.
●	Deposits: The fair value of demand deposits, savings accounts, brokered deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
●	Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and any other short-term borrowings approximate their fair value. The fair values of the Company’s long-term borrowings, including trust preferred securities are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

The carrying values and estimated fair values of the Company’s financial instruments as of the periods ended are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2025 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$1,588,648	$1,588,648	$—	$—	$1,588,648
AFS securities	3,809,281	137,093	3,672,188	—	3,809,281
HTM securities	827,135	—	777,015	910	777,925
Restricted stock	140,606	—	140,606	—	140,606
LHFS	32,987	—	32,987	—	32,987
LHFI, net of deferred fees and costs	27,328,333	—	—	26,928,260	26,928,260
Financial Derivatives (1)	109,673	—	109,673	—	109,673
Accrued interest receivable	130,853,997	—	130,853,997	—	130,853,997
BOLI	665,477	—	665,477	—	665,477

LIABILITIES
Deposits	$30,972,175	$—	$30,956,133	$—	$30,956,133
Borrowings	892,767	—	807,087	—	807,087
Accrued interest payable	24,293,811	—	24,293,811	—	24,293,811
Financial Derivatives (1)	177,059	—	177,059	—	177,059

(1) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at December 31, 2024 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$354,074	$354,074	$—	$—	$354,074
AFS securities	2,442,166	62,199	2,379,967	—	2,442,166
HTM securities	803,851	—	758,400	935	759,335
Restricted stock	102,954	—	102,954	—	102,954
LHFS	9,420	—	9,420	—	9,420
LHFI, net of deferred fees and costs	18,470,621	—	—	17,896,688	17,896,688
Financial Derivatives (1)	97,445	—	97,445	—	97,445
Accrued interest receivable	92,541	—	92,541	—	92,541
BOLI	493,396	—	493,396	—	493,396

LIABILITIES
Deposits	$20,397,619	$—	$20,393,673	$—	$20,393,673
Borrowings	534,578	—	471,671	—	471,671
Accrued interest payable	26,214	—	26,214	—	26,214
Financial Derivatives (1)	199,548	—	199,548	—	199,548

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

12. INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was (13.2%) and 31.2%, respectively, and the effective tax rate for the six months ended June 30, 2025 and 2024 was 11.9% and 22.3%, respectively. The decreases in the effective tax rate for both the three and six months ended June 30, 2025 reflects the impact of a $8.0 million income tax benefit recorded in the second quarter of 2025 related to the Company re-evaluating its state deferred tax asset, as a result of the Sandy Spring acquisition, as well as the impact of the $4.8 million valuation allowance established during the second quarter of 2024.

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the Company’s view regarding the future realization of deferred tax assets. The Company’s valuation allowance was $11.1 million and $4.4 million as of June 30, 2025 and December 31, 2024, respectively. The increase in the valuation allowance was due to the Sandy Spring acquisition and Sandy Spring’s historical valuation allowance relating to net operating losses in certain state filing jurisdictions.

On July 4, 2025, new tax legislation referred to as the One Big Beautiful Bill Act was enacted into law by the federal government. In accordance with ASC 740, Income Taxes, the Company will recognize the total effect of tax law changes on deferred tax balances, including related valuation allowances, as a discrete event in the quarter ended September 30, 2025, the interim period in which the law was enacted.

13. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards and incremental shares related to the Forward Sale Agreements, and excluding weighted shares outstanding for which the results would have been anti-dilutive. See Note 10 “Stockholder’s Equity” in Part I, Item I of this Quarterly Report for more information on the Forward Sale Agreements.

The following table presents basic and diluted EPS calculations for the three and six months ended June 30, (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Income
Net Income	$19,791	$25,161	$69,610	$74,930
Less: Preferred Stock Dividends	2,967	2,967	5,934	5,934
Net income available to common shareholders	$16,824	$22,194	$63,676	$68,996

Weighted average shares outstanding, basic	141,680	89,768	115,596	82,483
Dilutive effect of stock awards and forward equity sale agreements	58	—	461	—
Weighted average shares outstanding, diluted	141,738	89,768	116,057	82,483

Earnings per common share, basic	$0.12	$0.25	$0.55	$0.84
Earnings per common share, diluted	$0.12	$0.25	$0.55	$0.84

14. SEGMENT REPORTING AND REVENUE

Operating Segments

The Company has two reportable operating segments, Wholesale Banking and Consumer Banking, with corporate support functions and intercompany eliminations being presented within Corporate Other.

The following table presents and reconciles income before income taxes compared to the Consolidated Statements of Income. Income before income taxes for the three months ended June 30, 2025 and 2024 totaled $17.5 million and $36.6 million, respectively. Income before income taxes for the six months ended June 30, 2025 and 2024 totaled $79.0 million and $96.5 million, respectively. The information is disaggregated by major source and reportable operating segment for the three and six months ended June 30, (dollars in thousands):

Three Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other	Total
2025
Interest and dividend income	$443,315	$248,482	$(181,425)	$510,372
Interest expense	284,936	135,631	(231,566)	189,001
Net interest income	158,379	112,851	50,141	321,371
Provision for credit losses	80,022	25,685	—	105,707
Net interest income after provision for credit losses	78,357	87,166	50,141	215,664
Noninterest income	23,652	19,661	38,209	81,522
Noninterest expenses	84,593	98,515	96,590	279,698
Income before income taxes	$17,416	$8,312	$(8,240)	$17,488
2024
Interest and dividend income	$314,460	$154,739	$(148,311)	$320,888
Interest expense	219,512	78,730	(161,888)	136,354
Net interest income	94,948	$76,009	$13,577	$184,534
Provision for credit losses	20,221	1,539	(9)	21,751
Net interest income after provision for credit losses	74,727	74,470	13,586	162,783
Noninterest income	10,777	15,254	(2,219)	23,812
Noninterest expenses	48,450	65,099	36,456	150,005
Income before income taxes	$37,054	$24,625	$(25,089)	$36,590

Six Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other (1)	Total
2025
Interest and dividend income	$740,302	$404,624	$(328,718)	$816,208
Interest expense	482,583	215,990	(387,901)	310,672
Net interest income	257,719	188,634	59,183	505,536
Provision for credit losses	95,067	28,278	—	123,345
Net interest income after provision for credit losses	162,652	160,356	59,183	382,191
Noninterest income	35,451	34,295	40,939	110,685
Noninterest expenses	139,805	166,082	107,995	413,882
Income before income taxes	$58,298	$28,569	$(7,873)	$78,994
2024
Interest and dividend income	$588,214	$290,757	$(295,169)	$583,802
Interest expense	412,392	145,511	(306,459)	251,444
Net interest income	175,822	145,246	11,290	332,358
Provision for credit losses	25,587	4,411	(9)	29,989
Net interest income after provision for credit losses	150,235	140,835	11,299	302,369
Noninterest income	19,140	27,869	2,356	49,365
Noninterest expenses	92,405	120,978	41,896	255,279
Income before income taxes	$76,970	$47,726	$(28,241)	$96,455

The following table presents the Company’s operating segment results for key balance sheet metrics as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
June 30, 2025
LHFI, net of deferred fees and costs (1) (2)	$22,889,472	$5,228,222	$(789,361)	$27,328,333
Goodwill (3) (5)	1,237,585	473,327	—	1,710,912
Deposits (4)	11,733,733	17,908,932	1,329,510	30,972,175
December 31, 2024
LHFI, net of deferred fees and costs (1)	$15,514,640	$3,085,207	$(129,226)	$18,470,621
Goodwill (5)	850,035	364,018	—	1,214,053
Deposits	7,193,403	11,899,197	1,305,019	20,397,619

(1) Corporate Other includes acquisition accounting fair value adjustments.

(2) Includes a reallocation of $10.3 million of LHFI from the Consumer Banking segment to the Wholesale Banking segments as part of the Company’s customer relationship annual review process that occurred during the first quarter of 2025.

(3) Wholesale Banking and Consumer Banking includes $387.6 million and $109.3 million, respectively, related to goodwill from the Sandy Spring acquisition. Refer to Note 2 “Acquisitions” and Note 5 “Goodwill & Intangible Assets” for more information.

(4) Includes a reallocation of $198.2 million of deposits from the Consumer Banking segment to the Wholesale Banking segments as part of the Company’s customer relationship annual review process that occurred during the first quarter of 2025.

(5) Wholesale Banking and Consumer Banking includes $210.8 million and $78.0 million, respectively, related to goodwill from the American National acquisition. Refer to Note 2 “Acquisitions” and Note 5 “Goodwill & Intangible Assets” for more information.

Revenue

Noninterest income disaggregated by major source for the three and six months ended June 30, consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Noninterest income:
Service charges on deposit accounts (1):
Overdraft fees	$6,063	$5,101	$11,640	$9,849
Maintenance fees & other	6,157	3,985	10,265	7,806
Other service charges, commissions, and fees (1)	2,245	1,967	4,007	3,698
Interchange fees (1)	3,779	3,126	6,727	5,420
Fiduciary and asset management fees (1):
Trust asset management fees	7,987	3,779	11,811	7,136
Registered advisor management fees	6,902	7	6,904	7
Brokerage management fees	2,834	3,121	5,705	4,602
Mortgage banking income	2,821	1,193	3,794	2,060
Gain (loss) on sale of securities	16	(6,516)	(87)	(6,513)
Bank owned life insurance income	7,327	3,791	10,864	7,037
Loan-related interest rate swap fees	1,733	1,634	4,133	2,850
Other operating income (2)	33,658	2,624	34,922	5,413
Total noninterest income	$81,522	$23,812	$110,685	$49,365

(1) Income within scope of ASC 606, Revenue from Contracts with Customers.

(2) Includes a $15.7 million gain on CRE loan sale and a $14.3 million gain on sale of our equity interest in Cary Street Partners LLC (“CSP”) for the three and six months ended June 30, 2025.

The following tables present noninterest income disaggregated by reportable operating segment for the three and six months ended June 30, (dollars in thousands):

Three Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
2025
Noninterest income:
Service charges on deposit accounts	$4,271	$7,949	$—	$12,220
Other service charges, commissions and fees	508	1,623	114	2,245
Fiduciary and asset management fees	15,758	1,965	—	17,723
Mortgage banking income	—	2,821	—	2,821
Other income	3,115	5,303	38,095	46,513
Total noninterest income	$23,652	$19,661	$38,209	$81,522
2024
Noninterest income:
Service charges on deposit accounts	$2,735	$6,351	$—	$9,086
Other service charges, commissions and fees	416	1,568	(17)	1,967
Fiduciary and asset management fees	5,082	1,825	—	6,907
Mortgage banking income	—	1,193	—	1,193
Other income	2,544	4,317	(2,202)	4,659
Total noninterest income	$10,777	$15,254	$(2,219)	$23,812

Six Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
2025
Noninterest income:
Service charges on deposit accounts	$7,281	$14,624	$—	$21,905
Other service charges, commissions and fees	904	2,988	115	4,007
Fiduciary and asset management fees	20,529	3,891	—	24,420
Mortgage banking income	—	3,794	—	3,794
Other income	6,737	8,998	40,824	56,559
Total noninterest income	$35,451	$34,295	$40,939	$110,685
2024
Noninterest income:
Service charges on deposit accounts	$5,346	$12,309	$—	$17,655
Other service charges, commissions and fees	812	2,903	(17)	3,698
Fiduciary and asset management fees	8,368	3,377	—	11,745
Mortgage banking income	—	2,060	—	2,060
Other income	4,614	7,220	2,373	14,207
Total noninterest income	$19,140	$27,869	$2,356	$49,365

(1) For the three and six months ended June 30, 2024, other income primarily includes $6.5 million of losses incurred on AFS securities, income from BOLI, and equity method investment income.

(2) For the three and six months ended June 30, 2025, other income primarily includes a $15.7 million gain on CRE loan sale, a $14.3 million gain on sale of our equity interest in CSP, and income from BOLI.

The following tables present noninterest expense disaggregated by reportable operating segment for the three and six months ended June 30, (dollars in thousands):

Three Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other	Total
2025
Noninterest expenses:
Salaries and benefits	$32,923	$29,838	$47,181	$109,942
Occupancy expenses	410	7,534	4,838	12,782
Technology and data processing	1,342	392	15,514	17,248
Furniture and equipment expenses	64	1,296	4,984	6,344
Loan-related expenses	(253)	1,060	471	1,278
Other expenses (1)	50,107	58,395	23,602	132,104
Total noninterest expense	$84,593	$98,515	$96,590	$279,698
2024
Noninterest expenses:
Salaries and benefits	$17,983	$18,684	$31,864	$68,531
Occupancy expenses	209	4,489	3,138	7,836
Technology and data processing	327	232	9,715	10,274
Furniture and equipment expenses	50	1,051	2,704	3,805
Loan-related expenses	203	851	221	1,275
Other expenses (1)	29,678	39,792	(11,186)	58,284
Total noninterest expense	$48,450	$65,099	$36,456	$150,005

Six Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other	Total
2025
Noninterest expenses:
Salaries and benefits	$53,607	$49,774	$81,976	$185,357
Occupancy expenses	646	12,700	8,016	21,362
Technology and data processing	2,227	571	24,637	27,435
Furniture and equipment expenses	127	2,289	7,842	10,258
Loan-related expenses	(140)	1,835	832	2,527
Other expenses (1)	83,338	98,913	(15,308)	166,943
Total noninterest expense	$139,805	$166,082	$107,995	$413,882
2024
Noninterest expenses:
Salaries and benefits	$34,418	$34,956	$61,039	$130,413
Occupancy expenses	430	8,443	5,589	14,462
Technology and data processing	638	413	17,350	18,401
Furniture and equipment expenses	88	1,827	5,199	7,114
Loan-related expenses	415	1,599	584	2,598
Other expenses (1)	56,416	73,740	(47,865)	82,291
Total noninterest expense	$92,405	$120,978	$41,896	$255,279

(1) Includes allocated expenses.

15. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through August 5, 2025, the date the financial statements were issued.

On July 24, 2025, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on September 2, 2025 to preferred shareholders of record as of August 18, 2025.

The Company’s Board of Directors also declared a quarterly dividend of $0.34 per share of common stock. The common stock dividend is payable on August 18, 2025 to common shareholders of record as of August 4, 2025.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation and Subsidiaries (the Company) as of June 30, 2025, the related consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and six-month periods ended June 30, 2025 and 2024 and the consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 5, 2025

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding the recently completed acquisition of Sandy Spring, including expectations with regard to the benefits of the Sandy Spring acquisition; statements regarding our future ability to recognize the benefits of certain tax assets; statements regarding our business, financial and operating results, including our deposit base and funding; the impact of changes in economic conditions, anticipated changes in the interest rate environment and the related impacts on our net interest margin, changes in economic, fiscal or trade policy and the potential impacts on our business, loan demand and economic conditions in our markets and nationally; management’s beliefs regarding our liquidity, capital resources, asset quality, CRE loan portfolio and our customer relationships; and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “seek to,” “potential,” “continue,” “confidence,” or words of similar meaning or other statements concerning opinions or judgment of the Company and our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in

●	market interest rates and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs and our loan and securities portfolios;
●	economic conditions, including inflation and recessionary conditions and their related impacts on economic growth and customer and client behavior;
●	U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability;

●	volatility in the financial services sector, including failures or rumors of failures of other depository institutions, along with actions taken by governmental agencies to address such turmoil, and the effects on the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
●	legislative or regulatory changes and requirements, including as part of the regulatory reform agenda of the Trump administration, including changes in federal, state or local tax laws and changes impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	the sufficiency of liquidity and changes in our capital position;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which we operate and which our loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels, U.S. fiscal debt, budget and tax matters, and slowdowns in economic growth;
●	the diversion of management’s attention from ongoing business operations and opportunities due to our recent acquisition of Sandy Spring;
●	the impact of purchase accounting with respect to the Sandy Spring acquisition, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine the fair value and credit marks;
●	the possibility that the anticipated benefits of our acquisition activity, including our acquisitions of Sandy Spring and American National, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the strength of the economy, competitive factors in the areas where we do business, or as a result of other unexpected factors or events, or with respect to our acquisition of Sandy Spring, as a result of the impact of, or problems arising from, the integration of the two companies;
●	the integration of the business and operations of Sandy Spring may take longer or be more costly than anticipated;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from our acquisitions of Sandy Spring and American National;
●	our ability to identify, recruit, and retain key employees;
●	monetary, fiscal and regulatory policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	the quality or composition of our loan or investment portfolios and changes in these portfolios;
●	demand for loan products and financial services in our market areas;
●	our ability to manage our growth or implement our growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	real estate values in our lending area;
●	changes in accounting principles, standards, rules, and interpretations, and the related impact on our financial statements;
●	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by changing economic conditions, credit concentrations, inflation, changing interest rates, or other factors;
●	concentrations of loans secured by real estate, particularly CRE;
●	the effectiveness of our credit processes and management of our credit risk;
●	our ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	operational, technological, cultural, regulatory, legal, credit, and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash consideration;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as pandemics), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of our borrowers to satisfy their obligations to us, on the value of collateral securing loans, on the demand for our loans or our other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on our liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of our business operations and on financial markets and economic growth;
●	performance by our counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	actual or potential claims, damages, and fines related to litigation or government actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;

●	any event or development that would cause us to conclude that there was an impairment of any asset, including intangible assets, such as goodwill; and
●	other factors, many of which are beyond our control.

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

In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This guidance requires enhanced disclosure of income statement expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. ASU No. 2024-03 is not expected to have an impact on our financial condition or results of operations but could change certain disclosures in our SEC filings.

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has branches and ATMs located in Virginia, Maryland and North Carolina. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “AUB”. Additional information is available on our website at https://investors.atlanticunionbank.com. The information contained on our website is not a part of or incorporated into this Quarterly Report.

RECENT EVENTS

Acquisition of Sandy Spring Bancorp, Inc.

On April 1, 2025, we completed our merger with Sandy Spring, the bank holding company for Sandy Spring Bank. Sandy Spring’s results of operations are included in our consolidated results since the date of acquisition, and therefore, our second quarter and first half of 2025 results reflect increased levels of average balances, net interest income, noninterest income and noninterest expense compared to prior quarter and first half of 2024 results.

Under the terms of the Sandy Spring merger agreement, at the effective time of the merger, each outstanding share of Sandy Spring common stock, other than shares of restricted Sandy Spring common stock and certain shares held by the Company or Sandy Spring, was converted into the right to receive 0.900 shares of our common stock. With the acquisition of Sandy Spring, we acquired over 50 branches in Virginia, Maryland, and Washington D.C, enhancing our presence in Northern Virginia and Maryland.

CRE Loan Sale

On June 26, 2025, we completed the sale of performing CRE loans acquired in the Sandy Spring acquisition with an unpaid principal balance of $2.0 billion, which we marked to fair value at $1.8 billion and classified as held for sale as of the April 1, 2025 acquisition date. The CRE loan sale transaction generated a $15.7 million pre-tax gain, net of transaction expenses, during the second quarter of 2025. Under the terms of the loan purchase agreement, we sold the loans without recourse and retained customer-facing servicing responsibilities. As a result of the CRE loan sale, our CRE loan concentration ratio, which is total commercial real estate loans as a percentage of total risk-based capital, was reduced to 283.8% at June 30, 2025 compared to 292.7% at December 31, 2024. The loan balances used to determine the CRE concentration ratio are as defined in the Call Report instructions and do not necessarily match the balances displayed in Note 4 “Loans And Allowance For Loan Losses” in Part I, Item 1 of this Quarterly Report.

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

The underwriters were granted a 30-day option to purchase up to an additional 1,478,873 shares of our common stock. On October 21, 2024, the underwriters exercised in full their option to purchase the additional 1,478,873 shares of our common stock pursuant to the underwriting agreement and, in connection therewith, we entered into an additional forward sale agreement with the Forward Purchaser relating to the 1,478,873 shares of our common stock, on terms substantially similar to those contained in the initial forward sale agreement (such additional forward sale agreement together with the initial forward sale agreement, the “Forward Sale Agreements”).

On April 1, 2025, we physically settled in full the Forward Sale Agreements by delivering 11,338,028 shares of our common stock to the Forward Purchaser. We received net proceeds from such sale of shares of our common stock and full physical settlement of the Forward Sale Agreements, before expenses, of approximately $385.0 million.

Sale of Equity Interest in CSP

In the second quarter of 2025, we completed the sale of our equity interest in CSP, resulting in a pre-tax $14.3 million gain, net of transaction expenses.

RESULTS OF OPERATIONS

Economic Environment and Industry Events

We are continually monitoring the impact of various global and national events on our results of operations and financial condition, including changes in economic conditions, such as inflation and recessionary conditions, changes in market interest rates, geopolitical conflicts, deposit competition, liquidity strains, changes in government policy, including changes in, or the imposition of, tariffs and/or trade barriers, and changes in legislative or regulatory requirements. The timing and impact of such events on our results of operation and financial condition will depend on future developments, which are highly uncertain and difficult to predict. In July 2025, the One Big Beautiful Bill Act was signed into law, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act of 2017 and expanding certain incentives from the Inflation Reduction Act of 2022 while accelerating the phase-out of others. We are still evaluating the impact on our income tax expense and taxes payable from the tax provisions of the One Big Beautiful Bill Act.

In the first half of 2025, financial markets, international relations and global supply chains were impacted by changes and developments in U.S. trade policies and practices, including tariffs. Due to the rapidly evolving state of U.S. trade policies, the amount and duration of any tariffs and their ultimate impact on us, our customers, financial markets and the U.S. and global economies is currently uncertainty. However, there is a risk that these policy changes could have a negative impact on certain of our customers causing increased difficulty in repaying their loans or other obligations which could result in a higher level of credit losses in our loan portfolios with a corresponding impact on our results of operations. In addition, increased and prolonged economic uncertainty, the potential for elevated tariff levels or their wide-spread use in U.S. trade policies, as well as related tensions caused by such tariffs, could adversely affect the U.S. and global economies and financial markets, including by increasing inflation and leading to a slowdown of future economic growth and ultimately recessionary conditions.

Inflation eased substantially in 2024, but it was estimated at 2.7% as of June 2025, which is still over the FOMC’s 2.0% target. In late 2024, the Federal Reserve shifted its interest rate policy as inflationary pressure began to ease and economic growth moderated, lowering rates three times between September and December in 2024, which resulted in the current Federal Funds target rate range of 4.25% to 4.50%. While the FOMC, has maintained the Federal Funds target rate range at 4.25% to 4.50% so far in 2025, with uncertainty elevated over the potential impacts of changes in U.S. and global trade and other economic policies and tensions, it is difficult to predict how the Federal Reserve will balance possible inflationary pressure with the potential of slower economic growth.

We will continue to deploy various asset liability management strategies to seek to manage our risk related to interest rate fluctuations and monitor balance sheet trends, deposit flows, and liquidity needs to enable us to meet the needs of our customers and maintain financial flexibility. Refer to “Liquidity” within this Item 2 for additional information about our liquidity and “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report for additional information about our interest rate sensitivity.

In 2024, the higher-for-longer interest rate environment and heightened competition for deposits led to a shift within deposit composition toward higher cost products, which has continued through the first half of 2025, although the pace of movement slowed in late 2024 and so far in 2025. The interest rate environment has also affected the affordability of credit to consumers and businesses, moderating loan demand. At June 30, 2025, our LHFI, total deposits, and total borrowings increased from December 31, 2024 by $8.9 billion, $10.6 billion, and $358.2 million, respectively, primarily due to the Sandy Spring acquisition. At June 30, 2025, noninterest bearing deposits comprised 22.7% of total deposits, compared to 21.0% at December 31, 2024. As of June 30, 2025, we estimate that approximately 68.0% of our deposits were insured or collateralized, and that we maintained available liquidity sources to cover approximately 157.2% of uninsured and uncollateralized deposits. At June 30, 2025, our brokered deposits decreased by $54.3 million to $1.2 billion from December 31, 2024.

Our regulatory capital ratios continued to exceed the standards to be considered well-capitalized under regulatory requirements. See “Capital Resources” within this Item 2 for additional information about our regulatory capital.

SUMMARY OF FINANCIAL RESULTS

Executive Overview

Second Quarter Net Income & Performance Metrics

●	Net income available to common shareholders was $16.8 million and basic and diluted EPS was $0.12 for the second quarter of 2025, compared to net income available to common shareholders of $22.2 million and basic and diluted EPS of $0.25 for the second quarter of 2024.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes, where applicable), the CECL Day 1 initial provision expense on non-PCD loans and the initial provision for unfunded commitments ($77.7 million in the second quarter of 2025 and $11.5 million in the second quarter of 2024), merger-related costs ($63.3 million in the second quarter 2025 and $24.2 million in the second quarter 2024), gain on CRE loan sale ($12.1 million in the second quarter of 2025), gain on the sale of equity interest in CSP ($10.7 million in the second quarter of 2025), a deferred tax asset write-down ($4.8 million in the second quarter of 2024), and gains and losses on the sale of securities (gains of $12,000 in the second quarter 2025 and losses of $5.1 million in the second quarter 2024) was $135.1 million and adjusted diluted operating EPS(+) was $0.95 for the second quarter of 2025, compared to adjusted operating earnings available to common shareholders(+) of $67.9 million and diluted adjusted operating EPS(+) of $0.76 for the second quarter of 2024.

First Six Months Net Income & Performance Metrics

●	Net income available to common shareholders was $63.7 million and basic and diluted EPS was $0.55 for the first six months of 2025, compared to net income available to common shareholders of $69.0 million and basic and diluted EPS of $0.84 for the first six months of 2024.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes, where applicable), the CECL Day 1 initial provision expense on non-PCD loans and the initial provision expense for unfunded commitments ($77.7 million in 2025 and $11.5 million in 2024), merger-related costs ($68.0 million in 2025 and $25.8 million in 2024), gain on CRE loan sale ($12.1 million in 2025), gain on the sale of equity interest in CSP ($10.7 million in 2025), a deferred tax asset write-down ($4.8 million in 2024), a FDIC special assessment ($664,000 in 2024), and losses on the sale of securities ($67,000 in 2025 and $5.1 million in 2024), was $186.7 million and adjusted diluted operating EPS(+) was $1.61 for the six months ended June 30, 2025, compared to adjusted operating earnings available to common shareholders(+) of $116.9 million and diluted adjusted operating EPS(+) of $1.42 for the first six months of 2024.

Balance Sheet

●	Our consolidated balance sheet at June 30, 2025 includes the impact of the Sandy Spring acquisition, which closed April 1, 2025. Below is a summary of the related impact of the acquisition on our consolidated balance sheet as of the acquisition date:
o	The fair value of assets acquired totaled $13.0 billion and included LHFI of $8.6 billion with an initial loan discount of $789.7 million, loans held for sale of $1.9 billion, and total investments of $1.3 billion.
o	The fair value of the liabilities assumed totaled $12.2 billion and included total deposits of $11.2 billion with an initial deposit mark related to time deposits of $5.6 million and total borrowings of $833.0 million.
o	Core deposit intangibles and other intangibles recorded totaled $290.7 million.
o	Preliminary goodwill recorded totaled $496.9 million.
●	Total assets were $37.3 billion at June 30, 2025, and included $27.3 billion of total loans, primarily reflecting the impact of the Sandy Spring acquisition.
●	Cash and cash equivalents were $1.6 billion at June 30, 2025, an increase of $1.2 billion from December 31, 2024, primarily reflecting the impact from the CRE loan sale proceeds.
●	LHFI were $27.3 billion at June 30, 2025, an increase of $8.9 billion or 96.7% (annualized) from December 31, 2024, primarily due to the Sandy Spring acquisition, as well as organic loan growth. At June 30, 2025, quarterly average LHFI increased $8.9 billion or 49.2% from the same period in the prior year.
●	Total investments were $4.8 billion at June 30, 2025, an increase of $1.4 billion or 86.0% (annualized) from December 31, 2024, primarily due to the Sandy Spring acquisition. AFS securities totaled $3.8 billion at June 30, 2025 and $2.4 billion at December 31, 2024. As part of the Sandy Spring acquisition, we restructured $485.2 million of securities acquired from Sandy Spring and reinvested the proceeds into higher yielding securities. At June 30, 2025, total net unrealized losses on the AFS securities portfolio were $372.8 million, a decrease of $29.8 million from $402.6 million at December 31, 2024. HTM securities are carried at cost and totaled $827.1 million at June 30, 2025, compared to $803.9 million at December 31, 2024 and had net unrealized losses of $49.2 million at June 30, 2025, an increase of $4.7 million from $44.5 million at December 31, 2024.
●	Total deposits were $31.0 billion at June 30, 2025, an increase of $10.6 billion or approximately 104.5% (annualized) from December 31, 2024. At June 30, 2025 quarterly average deposits increased $11.2 billion or 56.0% from the same period in the prior year. The increases were primarily due to increases in interest-bearing customer deposits and demand deposits, primarily related to the addition of the Sandy Spring acquired deposits.
●	Total borrowings were $892.8 million at June 30, 2025, an increase of $358.2 million or 135.1% (annualized) from December 31, 2024, primarily driven by the assumption of long-term subordinated debt issued by Sandy Spring.

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

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the three and six months ended June 30, (dollars in thousands):

	For the Three Months Ended
	2025	2024	Change
Average interest-earning assets	$34,121,715	$21,925,128	$12,196,587
Interest and dividend income	$510,372	$320,888	$189,484
Interest and dividend income (FTE) (+)	$514,734	$324,702	$190,032
Yield on interest-earning assets	6.00%	5.89%	11	bps
Yield on interest-earning assets (FTE) (+)	6.05%	5.96%	9	bps
Average interest-bearing liabilities	$25,482,013	$16,480,846	$9,001,167
Interest expense	$189,001	$136,354	$52,647
Cost of interest-bearing liabilities	2.97%	3.33%	(36)	bps
Cost of funds	2.22%	2.50%	(28)	bps
Net interest income	$321,371	$184,534	$136,837
Net interest income (FTE) (+)	$325,733	$188,348	$137,385
Net interest margin	3.78%	3.39%	39	bps
Net interest margin (FTE) (+)	3.83%	3.46%	37	bps

For the second quarter of 2025, our net interest income was $321.4 million, an increase of $136.8 million from the second quarter of 2024, and our net interest income (FTE)(+) was $325.7 million, an increase of $137.4 million from the second quarter of 2024. The increases were the result of a $12.2 billion increase in average interest earning assets due primarily to the addition of Sandy Spring acquired loans and the impact of loan accretion income related to acquisition accounting, as well as organic loan growth, and lower cost of funds, partially offset by a $9.0 billion increase in average interest-bearing liabilities due primarily to the addition of Sandy Spring acquired deposits and borrowings and the associated net amortization related to acquisition accounting.

In the second quarter of 2025, our net interest margin increased 39 bps to 3.78% from 3.39% in the second quarter of 2024, and our net interest margin (FTE)(+) increased 37 bps to 3.83% in the second quarter of 2025 from 3.46% for the same period of 2024. The increases were primarily driven by the net accretion of purchase accounting adjustments on loans, deposits, and long-term borrowings related to the Sandy Spring acquisition.

Our net interest margin and net interest margin (FTE)(+) includes the impact of acquisition accounting fair value adjustments. Net accretion income related to acquisition accounting was $45.4 million for the second quarter of 2025 compared to $14.3 million for the second quarter of 2024, an increase of $31.1 million primarily due to the impacts from the Sandy Spring acquisition. The impact of accretion and amortization for the periods presented are reflected in the following table (dollars in thousands):

		Deposit
	Loan	Accretion	Borrowings
	Accretion	(Amortization)	Amortization	Total
For the quarter ended March 31, 2024	$819	$(1)	$(216)	$602
For the quarter ended June 30, 2024	15,660	(1,035)	(285)	14,340
For the quarter ended March 31, 2025	13,286	(415)	(287)	12,584
For the quarter ended June 30, 2025	45,744	1,884	(2,256)	45,372

	For the Six Months Ended June 30,
	2025	2024	Change
Average interest-earning assets	$28,148,353	$20,507,261	$7,641,092
Interest and dividend income	$816,208	$583,802	$232,406
Interest and dividend income (FTE) (+)	$824,328	$591,339	$232,989
Yield on interest-earning assets	5.85%	5.72%	13	bps
Yield on interest-earning assets (FTE) (+)	5.91%	5.80%	11	bps
Average interest-bearing liabilities	$21,059,757	$15,402,740	$5,657,017
Interest expense	$310,672	$251,444	$59,228
Cost of interest-bearing liabilities	2.97%	3.28%	(31)	bps
Cost of funds	2.23%	2.47%	(24)	bps
Net interest income	$505,536	$332,358	$173,178
Net interest income (FTE) (+)	$513,656	$339,895	$173,761
Net interest margin	3.62%	3.26%	36	bps
Net interest margin (FTE) (+)	3.68%	3.33%	35	bps

For the first six months of 2025 net interest income was $505.5 million, an increase of $173.2 million from the same period of 2024, and our net interest income (FTE)(+) was $513.7, an increase of $173.8 million from the same period of 2024. The increases in both net interest income and net interest income (FTE)(+) were primarily the result of a $7.6 billion increase in average interest earning assets, partially offset by a $5.7 billion increase in average interest-bearing liabilities, in each case primarily related to the Sandy Spring acquisition, as well as organic loan growth and lower cost of funds.

For the first six months of 2025, our net interest margin increased 36 bps to 3.62% and our net interest margin (FTE)(+) increased 35 bps to 3.68%, compared to the first six months of 2024. The increases were primarily driven by the higher earning asset yields which increased due to higher loan accretion, primarily driven by the Sandy Spring acquisition, as well as organic loan growth. Our cost of funds decreased by 24 basis points to 2.23% for the six months ended June 30, 2025, compared to the same period in the prior year, primarily due to a lower cost of deposits and a decrease in our short-term borrowings, partially offset by an increase in net amortization related to acquisition accounting and an increase in long-term subordinated debt with higher borrowing costs, both as a result of the Sandy Spring acquisition.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three and six months ended June 30, (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended
	2025			2024
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$3,441,963	$38,260	4.46%	$2,221,486	$24,886	4.51%
Tax-exempt	1,279,773	10,576	3.31%	1,255,404	10,338	3.31%
Total securities	4,721,736	48,836	4.15%	3,476,890	35,224	4.07%
LHFI, net of deferred fees and costs (3)(4)	27,094,551	437,819	6.48%	18,154,673	286,391	6.34%
Other earning assets	2,305,428	28,079	4.89%	293,565	3,087	4.23%
Total earning assets	34,121,715	$514,734	6.05%	21,925,128	$324,702	5.96%
Allowance for loan and lease losses	(349,131)			(157,204)
Total non-earning assets	4,166,648			2,852,274
Total assets	$37,939,232			$24,620,198

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$14,748,786	$95,719	2.60%	$10,117,794	$74,833	2.97%
Regular savings	2,848,416	13,818	1.95%	1,076,411	555	0.21%
Time deposits(5)	6,553,018	61,806	3.78%	4,243,344	47,116	4.47%
Total interest-bearing deposits	24,150,220	171,343	2.85%	15,437,549	122,504	3.19%
Other borrowings(6)	1,331,793	17,658	5.32%	1,043,297	13,850	5.34%
Total interest-bearing liabilities	25,482,013	$189,001	2.97%	16,480,846	$136,354	3.33%
Noninterest-bearing liabilities:
Demand deposits	7,093,163			4,596,129
Other liabilities	602,426			521,294
Total liabilities	33,177,602			21,598,269
Stockholders' equity	4,761,630			3,021,929
Total liabilities and stockholders' equity	$37,939,232			$24,620,198
Net interest income (FTE)(+)		$325,733			$188,348

Interest rate spread			3.08%			2.63%
Cost of funds			2.22%			2.50%
Net interest margin (FTE)(+)			3.83%			3.46%

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

(5) Interest expense on time deposits includes accretion (amortization) of the fair market value related to acquisitions, as disclosed above.

(6) Interest expense on borrowings includes amortization of the fair market value adjustments related to acquisitions, as disclosed above.

	For the Six Months Ended
	2025			2024
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$2,790,530	$61,908	4.47%	$2,058,653	$43,765	4.28%
Tax-exempt	1,267,837	20,906	3.33%	1,256,570	20,662	3.31%
Total securities	4,058,367	82,814	4.11%	3,315,223	64,427	3.91%
LHFI, net of deferred fees and costs (3)(4)	22,785,570	710,723	6.29%	16,943,636	522,223	6.20%
Other earning assets	1,304,416	30,791	4.76%	248,402	4,689	3.80%
Total earning assets	28,148,353	$824,328	5.91%	20,507,261	$591,339	5.80%
Allowance for loan and lease losses	(264,834)			(145,147)
Total non-earning assets	3,462,216			2,559,364
Total assets	$31,345,735			$22,921,478

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$12,545,113	$162,405	2.61%	$9,534,957	$140,088	2.95%
Regular savings	1,944,169	14,319	1.49%	988,495	1,055	0.21%
Time deposits (5)	5,639,409	110,205	3.94%	3,851,241	83,225	4.35%
Total interest-bearing deposits	20,128,691	286,929	2.87%	14,374,693	224,368	3.14%
Other borrowings (6)	931,066	23,743	5.14%	1,028,047	27,076	5.30%
Total interest-bearing liabilities	21,059,757	$310,672	2.97%	15,402,740	$251,444	3.28%
Noninterest-bearing liabilities:
Demand deposits	5,755,814			4,215,737
Other liabilities	553,066			507,914
Total liabilities	27,368,637			20,126,391
Stockholders' equity	3,977,098			2,795,086
Total liabilities and stockholders' equity	$31,345,735			$22,921,477
Net interest income (FTE)(+)		$513,656			$339,895

Interest rate spread			2.94%			2.52%
Cost of funds			2.23%			2.47%
Net interest margin (FTE)(+)			3.68%			3.33%

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

(5) Interest expense on time deposits includes accretion (amortization) of the fair market value related to acquisitions, as disclosed above.

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

	Three Months Ended			Six Months Ended
	2025 vs. 2024			2025 vs. 2024
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$13,568	$(194)	$13,374	$16,163	$1,980	$18,143
Tax-exempt	201	37	238	186	58	244
Total securities	13,769	(157)	13,612	16,349	2,038	18,387
Loans, net(1)	144,297	7,131	151,428	182,147	6,353	188,500
Other earning assets	24,428	564	24,992	24,649	1,453	26,102
Total earning assets	$182,494	$7,538	$190,032	$223,145	$9,844	$232,989
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$30,941	$(10,055)	$20,886	$40,406	$(18,089)	$22,317
Regular savings	2,171	11,092	13,263	1,868	11,396	13,264
Time deposits(2)	22,620	(7,930)	14,690	35,577	(8,597)	26,980
Total interest-bearing deposits	55,732	(6,893)	48,839	77,851	(15,290)	62,561
Other borrowings(3)	3,826	(18)	3,808	(2,493)	(840)	(3,333)
Total interest-bearing liabilities	59,558	(6,911)	52,647	75,358	(16,130)	59,228
Change in net interest income (FTE)(+)	$122,936	$14,449	$137,385	$147,787	$25,974	$173,761

(1) The rate-related changes in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments, as disclosed above.

(2) The rate-related changes in interest expense on deposits includes the impact of higher accretion (amortization) of the acquisition-related fair market value adjustments, as disclosed above.

(3) The rate-related changes in interest expense on other borrowings include the impact of higher amortization of the acquisition-related fair market value adjustments, as disclosed above.

NONINTEREST INCOME

Three Months Ended June 30, 2025 and 2024

	June 30,		Change
	2025	2024	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$12,220	$9,086	$3,134	34.5%
Other service charges, commissions and fees	2,245	1,967	278	14.1%
Interchange fees	3,779	3,126	653	20.9%
Fiduciary and asset management fees	17,723	6,907	10,816	156.6%
Mortgage banking income	2,821	1,193	1,628	136.5%
Gain (loss) on sale of securities	16	(6,516)	6,532	(100.2)%
Bank owned life insurance income	7,327	3,791	3,536	93.3%
Loan-related interest rate swap fees	1,733	1,634	99	6.1%
Other operating income	33,658	2,624	31,034	NM
Total noninterest income	$81,522	$23,812	$57,710	242.4%

NM = Not Meaningful

Our noninterest income increased $57.7 million or 242.4% to $81.5 million for the quarter ended June 30, 2025, compared to $23.8 million for the quarter ended June 30, 2024, primarily driven by the $15.7 million pre-tax gain on the CRE loan sale, a $14.3 million pre-tax gain on the sale of our equity interest in CSP, a $6.5 million pre-tax loss on the sale of securities in the second quarter of 2024 as part of our restructuring of the American National securities portfolio, and the full quarter impact of the Sandy Spring acquisition that closed on April 1, 2025.

Our adjusted operating noninterest income,(+) which excludes the pre-tax gain on CRE loan sale ($15.7 million in the second quarter 2025), pre-tax gain on sale of our equity interest in CSP ($14.3 million in the second quarter 2025), and pre-tax gains and losses on sale of securities (gains of $16,000 in the second quarter 2025 and losses of $6.5 million in the second quarter 2024), increased $21.2 million or 69.8% to $51.5 million for the quarter ended June 30, 2025, compared to $30.3 million for the quarter ended June 30, 2024. The increase in adjusted operating noninterest income(+) was primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the $10.8 million increase in fiduciary and asset management fees, due to assets under management increasing approximately 120%, and the $3.1 million increase in service charges on deposit accounts. In addition to the acquisition impact, the BOLI income increase of $3.5 million includes death benefits of $2.4 million received in the second quarter of 2025 and the mortgage banking income increase of $1.6 million includes the impact of Sandy Spring’s mortgage business, as well as an increase in mortgage loan origination volumes. Other operating income increased $1.0 million, primarily due to an increase in gains on the sale of leased equipment.

Six Months Ended June 30, 2025 and 2024

	June 30,		Change
	2025	2024	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$21,905	$17,655	$4,250	24.1%
Other service charges, commissions, and fees	4,007	3,698	309	8.4%
Interchange fees	6,727	5,420	1,307	24.1%
Fiduciary and asset management fees	24,420	11,745	12,675	107.9%
Mortgage banking income	3,794	2,060	1,734	84.2%
Loss on sale of securities	(87)	(6,513)	6,426	(98.7)%
Bank owned life insurance income	10,864	7,037	3,827	54.4%
Loan-related interest rate swap fees	4,133	2,850	1,283	45.0%
Other operating income	34,922	5,413	29,509	545.2%
Total noninterest income	$110,685	$49,365	$61,320	124.2%

Our noninterest income increased $61.3 million or 124.2% to $110.7 million for the six months ended June 30, 2025, compared to $49.4 million for the six months ended June 30, 2024, primarily driven by the $15.7 million pre-tax gain on the CRE loan sale, a $14.3 million pre-tax gain on the sale of our equity interest in CSP, and the impact of the Sandy Spring acquisition that closed on April 1, 2025.

Our adjusted operating noninterest income,(+) which excludes the pre-tax gain on CRE loan sale ($15.7 million in 2025), pre-tax gain on sale of our equity interest in CSP ($14.3 million in 2025), and pre-tax losses on sale of securities ($87,000 in 2025 and $6.5 million in 2024), increased $24.9 million or 44.5% to $80.8 million for the six months ended June 30, 2025, compared to $55.9 million for the six months ended June 30, 2024. The increase in adjusted operating noninterest income(+) was primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the $12.7 million increase in fiduciary and asset management fees, due to assets under management increasing approximately 120%, the $4.3 million increase in service charges on deposit accounts, and the $1.3 million increase in interchange fees. In addition to the acquisition impacts, the BOLI income increase of $3.8 million includes death benefits of $2.4 million received in the second quarter of 2025, the mortgage banking income increase of $1.7 million includes the impact of Sandy Spring’s mortgage business, as well as an increase in mortgage loan origination volumes, and loan-related interest rate swap fees increased $1.3 million due to higher transaction volumes.

NONINTEREST EXPENSE

Three Months Ended June 30, 2025 and 2024

	June 30,		Change
	2025	2024	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$109,942	$68,531	$41,411	60.4%
Occupancy expenses	12,782	7,836	4,946	63.1%
Furniture and equipment expenses	6,344	3,805	2,539	66.7%
Technology and data processing	17,248	10,274	6,974	67.9%
Professional services	7,808	4,377	3,431	78.4%
Marketing and advertising expense	3,757	2,983	774	25.9%
FDIC assessment premiums and other insurance	8,642	4,675	3,967	84.9%
Franchise and other taxes	4,688	5,013	(325)	(6.5)%
Loan-related expenses	1,278	1,275	3	0.2%
Amortization of intangible assets	18,433	5,995	12,438	207.5%
Merger-related costs	78,900	29,778	49,122	165.0%
Other expenses	9,876	5,463	4,413	80.8%
Total noninterest expense	$279,698	$150,005	$129,693	86.5%

Our noninterest expense increased $129.7 million or 86.5% to $279.7 million for the quarter ended June 30, 2025, compared to $150.0 million for the quarter ended June 30, 2024, primarily driven by a $49.1 million increase in merger-related costs, a $41.4 million increase in salaries and benefits, and other increases in noninterest expense, primarily due to the full quarter impact of the Sandy Spring acquisition that closed on April 1, 2025.

Our adjusted operating noninterest expense(+), which excludes merger-related costs ($78.9 million in the second quarter 2025 and $29.8 million in the second quarter 2024) and amortization of intangible assets ($18.4 million in the second quarter 2025 and $6.0 million in the second quarter 2024) increased $68.2 million or 59.6% to $182.4 million for the quarter ended June 30, 2025, compared to $114.2 million for the quarter ended June 30, 2024. The increase in adjusted operating noninterest expense(+) was primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the $41.4 million increase in salaries and benefits, the $7.0 million increase in technology and data processing, the $4.9 million increase in occupancy expenses, the $4.4 million in other expenses, the $4.0 million increase in FDIC assessment premiums and other insurance, the $3.4 million increase in professional services and the $2.5 million increase in furniture and equipment expenses.

Six Months Ended June 30, 2025 and 2024

	June 30,		Change
	2025	2024	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$185,357	$130,413	$54,944	42.1%
Occupancy expenses	21,362	14,462	6,900	47.7%
Furniture and equipment expenses	10,258	7,114	3,144	44.2%
Technology and data processing	27,435	18,401	9,034	49.1%
Professional services	12,494	7,458	5,036	67.5%
Marketing and advertising expense	6,941	5,301	1,640	30.9%
FDIC assessment premiums and other insurance	13,844	9,818	4,026	41.0%
Franchise and other taxes	9,331	9,514	(183)	(1.9)%
Loan-related expenses	2,527	2,598	(71)	(2.7)%
Amortization of intangible assets	23,832	7,889	15,943	202.1%
Merger-related costs	83,840	31,652	52,188	164.9%
Other expenses	16,661	10,659	6,002	56.3%
Total noninterest expense	$413,882	$255,279	$158,603	62.1%

Our noninterest expense increased $158.6 million or 62.1% to $413.9 million for the six months ended June 30, 2025, compared to $255.3 million for the six months ended June 30, 2024, primarily driven by a $54.9 million increase in salaries and benefits, a $52.2 million increase in merger-related costs, and other increases in noninterest expense, primarily due to the impact of the Sandy Spring acquisition that closed on April 1, 2025.

Our adjusted operating noninterest expense(+), which excludes merger-related costs ($83.8 million in 2025 and $31.7 million in 2024), amortization of intangible assets ($23.8 million in 2025 and $7.9 million in 2024), and a FDIC special assessment ($840,000 in 2024) increased $91.3 million or 42.5% to $306.2 million for the six months ended June 30, 2025, compared to $214.9 million for the six months ended June 30, 2024. The increase in adjusted operating noninterest expense(+) was primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the $54.9 million increase in salaries and benefits, the $9.0 million increase in technology and data processing, the $6.9 million increase in occupancy expenses, the $5.0 million increase in professional services, the $4.9 million increase in FDIC assessment premiums and other insurance, and the $3.1 million increase in furniture and equipment expenses. In addition to the acquisition impacts, other expenses increased $6.0 million, primarily due to an increase in non-credit related losses on customer transactions and marketing and advertising expense increased $1.6 million.

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

The following table presents operating results for the three and six months ended June 30, for the Wholesale Banking segment (dollars in thousands):

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Interest and dividend income	$443,315	$314,460	$740,302	$588,214
Interest expense	284,936	219,512	482,583	412,392
Net interest income	158,379	94,948	257,719	175,822
Provision for credit losses	80,022	20,221	95,067	25,587
Net interest income after provision for credit losses	78,357	74,727	162,652	150,235
Noninterest income	23,652	10,777	35,451	19,140
Noninterest expense	84,593	48,450	139,805	92,405
Income before income taxes	$17,416	$37,054	$58,298	$76,970

Wholesale Banking income before income taxes decreased by $19.6 million and $18.7 million, respectively, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The decreases were primarily due to increases in the provision for credit losses primarily driven by the Day 1 initial provision expense on non-PCD loans and unfunded commitments acquired from Sandy Spring. In addition, Wholesale Banking noninterest expense increased for the three and six months ended June 30, 2025 compared to the same periods in 2024, primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the increases in salaries and benefits. The decreases in income before income taxes were partially offset by increases in net interest income, driven by the impact of the Sandy Spring acquisition. Wholesale Banking noninterest income also increased for the three and six months ended June 30, 2025 compared to the same periods in 2024, primarily due to the impact of Sandy Spring acquisition, which drove the majority of the increases in fiduciary and asset management fees.

The following table presents the key balance sheet metrics as of the periods ended for the Wholesale Banking segment (dollars in thousands):

	June 30, 2025	December 31, 2024
LHFI, net of deferred fees and costs	$22,889,472	$15,514,640
Total deposits	11,733,733	7,193,403

LHFI for the Wholesale Banking segment increased $7.4 billion to $22.9 billion at June 30, 2025, compared to December 31, 2024, primarily driven by the Sandy Spring acquisition, as well as organic loan growth.

Wholesale Banking deposits increased $4.5 billion to $11.7 billion at June 30, 2025, compared to December 31, 2024, primarily due to increases in interest-bearing customer deposits and demand deposits, primarily driven by the Sandy Spring acquisition.

Consumer Banking

Our Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, and North Carolina. Consumer Banking also includes the home loan division and investment management and advisory services businesses.

The following table presents operating results for the three and six months ended June 30, for the Consumer Banking segment (dollars in thousands):

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Interest and dividend income	$248,482	$154,739	$404,624	$290,757
Interest expense	135,631	78,730	215,990	145,511
Net interest income	112,851	76,009	188,634	145,246
Provision for credit losses	25,685	1,539	28,278	4,411
Net interest income after provision for credit losses	87,166	74,470	160,356	140,835
Noninterest income	19,661	15,254	34,295	27,869
Noninterest expense	98,515	65,099	166,082	120,978
Income before income taxes	$8,312	$24,625	$28,569	$47,726

Consumer Banking income before income taxes decreased by $16.3 million and $19.2 million, respectively, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The decreases were primarily due to increases in noninterest expense, primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the increases in salaries and benefits. In addition, the Consumer Banking provision for credit losses increased for the three and six months ended June 30, 2025 compared to the same periods in 2024, primarily driven by the Day 1 initial provision expense on non-PCD loans and unfunded commitments acquired from Sandy Spring. The decreases in income before income taxes were partially offset by increases in net interest income driven by the impact of the Sandy Spring acquisition. Consumer Banking noninterest income also increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to the impact of Sandy Spring acquisition, which drove the majority of the increases in service charges on deposit accounts and interchange fees. In addition to the acquisition impact, the increases in noninterest income were driven by increases in mortgage banking income, which includes the impact of Sandy Spring’s mortgage business, as well as increases in mortgage loan origination volumes.

The following table presents the key balance sheet metrics as of the periods ended for the Consumer Banking segment (dollars in thousands):

	June 30, 2025	December 31, 2024
LHFI, net of deferred fees and costs	$5,228,222	$3,085,207
Total deposits	17,908,932	11,899,197

LHFI for the Consumer Banking segment increased $2.1 billion to $5.2 billion at June 30, 2025, compared to December 31, 2024, primarily due to increases in the residential 1-4 family consumer and residential 1-4 family revolving portfolios, primarily driven by the Sandy Spring acquisition.

Consumer Banking deposits increased $6.0 billion to $17.9 billion at June 30, 2025, compared to December 31, 2024, primarily due to increases across all deposit categories, primarily driven by the Sandy Spring acquisition.

INCOME TAXES

During the second quarter of 2025, our estimated annual effective tax rate increased to 21.7% as of June 30, 2025 from approximately 19.0% in the first quarter of 2025, reflecting the impact of the Sandy Spring acquisition as Sandy Spring operated in a higher state tax jurisdiction, which now impacts a larger proportion of our consolidated pre-tax income. The updated annual effective tax rate was applied to the year-to-date pre-tax income calculation during the second quarter of 2025, impacting our income tax expense for the quarter ended June 30, 2025.

Our effective tax rate for the three months ended June 30, 2025 and 2024 was (13.2%) and 31.2%, respectively, and the effective tax rate for the six months ended June 30, 2025 and 2024 was 11.9% and 22.3%, respectively. The decreases in the effective tax rate for both the three and six months ended June 30, 2025 reflects the impact of a $8.0 million income tax benefit recorded this quarter related to re-evaluating our state deferred tax asset, as a result of the Sandy Spring acquisition, as well as the impact of the $4.8 million valuation allowance established during the second quarter of 2024.

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

As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view regarding our future realization of deferred tax assets. Our valuation allowance was $11.1 million and $4.4 million as of June 30, 2025 and December 31, 2024, respectively. The increase in the valuation allowance was due to the Sandy Spring acquisition and Sandy Spring’s historical valuation allowance relating to net operating losses in certain state filing jurisdictions. The prior year valuation allowance balance primarily includes the initial recording of the deferred tax asset valuation.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Balance Sheet

At June 30, 2025, our consolidated balance sheet includes the impact of the Sandy Spring acquisition, which closed April 1, 2025, as discussed in Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report. Under ASC 805, Business Combinations, we may adjust provisional fair values of assets acquired and liabilities assumed in a business combination for a measurement period of up to one year beyond the acquisition date as additional information about the facts and circumstances that existed as of the acquisition date becomes available. If applicable, any future measurement period adjustments will be recorded through goodwill upon identification. Below is a summary of the related impact of the Sandy Spring acquisition on our balance sheet as of the acquisition date:

●	The fair value of assets acquired totaled $13.0 billion and included LHFI of $8.6 billion with an initial loan discount of $789.7 million, loans held for sale of $1.9 billion, and total investments of $1.3 billion.
●	The fair value of the liabilities assumed totaled $12.2 billion and included total deposits of $11.2 billion with an initial deposit mark related to time deposits of $5.6 million and total borrowings of $833.0 million.
●	Core deposit intangibles and other intangibles recorded totaled $290.7 million.
●	Preliminary goodwill recorded totaled $496.9 million.

On June 26, 2025, we completed the sale of $2.0 billion of performing CRE loans acquired in the Sandy Spring acquisition, which we marked to fair value at $1.84 billion and classified as held for sale as of the April 1, 2025 acquisition date. We received net proceeds from the sale of the CRE loans, before expenses, of approximately $1.87 billion, which increased our cash balance at June 30, 2025, and a portion of such proceeds were used to repay our short-term FHLB advances and brokered certificates of deposit that matured during the second quarter of 2025.

Assets

At June 30, 2025, we had total assets of $37.3 billion, an increase of $12.7 billion or approximately 104.2% (annualized) from December 31, 2024. The increase in total assets was primarily driven by growth in LHFI and the AFS securities portfolio, primarily due to the Sandy Spring acquisition. At June 30, 2025, cash and cash equivalents were $1.6 billion, an increase of $1.2 billion from December 31, 2024, primarily reflecting the impact from the CRE loan sale proceeds.

LHFI were $27.3 billion at June 30, 2025, an increase of $8.9 billion or 96.7% (annualized) from December 31, 2024, primarily due to the Sandy Spring acquisition, as well as organic loan growth. At June 30, 2025, quarterly average LHFI increased $8.9 billion or 49.2% from the same period in the prior year. Refer to "Loan Portfolio" within this Item 2 and Note 4 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 of this Quarterly Report for additional information on our loan activity.

At June 30, 2025, we had total investments of $4.8 billion, an increase of $1.4 billion or 86.0% (annualized) from December 31, 2024. The increase in total investments was primarily due to the Sandy Spring acquisition. AFS securities totaled $3.8 billion at June 30, 2025, compared to $2.4 billion at December 31, 2024. As part of the Sandy Spring acquisition, we restructured $485.2 million of securities acquired from Sandy Spring and reinvested the proceeds into higher yielding securities. At June 30, 2025, total net unrealized losses on the AFS securities portfolio were $372.8 million, compared to $402.6 million at December 31, 2024. HTM securities totaled $827.1 million at June 30, 2025, compared to $803.9 million at December 31, 2024, with net unrealized losses of $49.2 million at June 30, 2025, compared to $44.5 million at December 31, 2024.

Liabilities and Stockholders’ Equity

At June 30, 2025, we had total liabilities of $32.5 billion, an increase of $11.0 billion or approximately 103.6% (annualized) from December 31, 2024, which was primarily driven by the growth in total deposits, primarily due to the Sandy Spring acquisition.

Total deposits at June 30, 2025 were $31.0 billion, an increase of $10.6 billion or approximately 104.5% (annualized) from December 31, 2024. At June 30, 2025, quarterly average deposits increased $11.2 billion or 56.0% from the same period in the prior year. Total deposits increased from December 31, 2024 primarily due to increases in interest-bearing customer deposits and demand deposits, primarily related to the Sandy Spring acquisition. Refer to “Deposits” within this Item 2 for additional information on this topic.

Total borrowings at June 30, 2025 were $892.8 million, an increase of $358.2 million or 135.1% (annualized) from December 31, 2024, primarily due to the long-term subordinated debt of $358.0 million assumed in connection with the Sandy Spring acquisition. Refer to Note 7 “Borrowings” in Part I, Item 1 of this Quarterly Report for additional information on our borrowing activity.

At June 30, 2025, our stockholders’ equity was $4.8 billion, an increase of $1.7 billion from December 31, 2024, primarily driven by the issuance of common stock in connection with the Sandy Spring acquisition. Our consolidated regulatory capital ratios continue to exceed the minimum capital requirements and are considered “well-capitalized” for regulatory purposes. Refer to “Capital Resources” within this Item 2, as well as Note 10 "Stockholders’ Equity" in Part I, Item 1 of this Quarterly Report for additional information on our capital resources.

On April 1, 2025, we physically settled in full the Forward Sale Agreements by delivering 11,338,028 shares of our common stock to the Forward Purchaser. We received net proceeds from such sale of shares of our common stock and full physical settlement of the Forward Sale Agreements, before expenses, of approximately $385.0 million. Refer to Note 10 “Stockholders’ Equity” in Part I, Item 1 of this Quarterly Report for additional details on the Forward Sale Agreements.

During the second quarter of 2025, we declared and paid a quarterly dividend on our outstanding shares of Series A Preferred Stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share), consistent with the fourth quarter of 2024 and the second quarter of 2024. During the second quarter of 2025, we also declared and paid cash dividends of $0.34 per common share, consistent with the fourth quarter of 2024 and an increase of $0.02 per share or 6.3% from the second quarter of 2024.

SECURITIES

At June 30, 2025, we had total investments of $4.8 billion or 12.8% of total assets as compared to $3.3 billion or 13.6% of total assets at December 31, 2024. This increase was primarily due to the Sandy Spring acquisition. We seek to diversify our investment portfolio to minimize risk, and we focus on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher tax-equivalent yield offered from these securities. The majority of our MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 9 “Derivatives” in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the periods ended (dollars in thousands):

	June 30, 2025	December 31, 2024
Available for Sale:
U.S. government and agency securities	$155,209	$66,013
Obligations of states and political subdivisions	466,863	468,337
Corporate and other bonds	261,235	244,712
MBS
Commercial	398,672	301,065
Residential	2,525,393	1,360,179
Total MBS	2,924,065	1,661,244
Other securities	1,909	1,860
Total AFS securities, at fair value	3,809,281	2,442,166
Held to Maturity:
Obligations of states and political subdivisions	730,121	697,683
Corporate and other bonds	2,978	3,322
MBS
Commercial	41,732	44,709
Residential	52,304	58,137
Total MBS	94,036	102,846
Total held to maturity securities, at carrying value	827,135	803,851
Restricted Stock:
FRB stock	122,326	82,902
FHLB stock	18,280	20,052
Total restricted stock, at cost	140,606	102,954
Total investments	$4,777,022	$3,348,971

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of June 30, 2025:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	4.19%	4.67%	4.94%	6.36%	4.47%
Obligations of states and political subdivisions	4.41%	3.44%	1.98%	2.22%	2.30%
Corporate bonds and other securities	4.43%	6.04%	4.09%	5.23%	4.84%
MBS:
Commercial	5.06%	5.97%	5.04%	3.70%	4.12%
Residential	4.38%	6.69%	4.57%	3.71%	3.87%
Total MBS	5.06%	6.34%	4.62%	3.71%	3.90%
Total AFS securities	4.28%	5.61%	4.17%	3.51%	3.75%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of June 30, 2025:

		5 – 10	Over 10
	1 - 5 Years	Years	Years	Total
Obligations of states and political subdivisions	4.07%	3.34%	3.66%	3.60%
Corporate bonds and other securities	—%	—%	4.73%	4.73%
MBS:
Commercial	—%	—%	3.43%	3.45%
Residential	—%	—%	3.42%	3.42%
Total MBS	—%	—%	3.42%	3.43%
Total HTM securities (2)	4.07%	3.34%	3.63%	3.58%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

(2) There were no securities with contractual maturity dates of one year or less.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of June 30, 2025, we maintained a diversified municipal bond portfolio with approximately 65% of our holdings in general obligation issues and the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 18% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all of our municipal holdings are considered investment grade. When purchasing municipal securities, we focus on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Our largest source of liquidity on a consolidated basis is our customer deposit base generated by our wholesale and consumer businesses. These deposits provide relatively stable and low-cost funding. Total deposits at June 30, 2025 were $31.0 billion, an increase of $10.6 billion or approximately 51.8% from December 31, 2024. Total deposits increased from December 31, 2024 primarily due to an increase in interest-bearing customer deposits of $7.9 billion and demand deposits of $2.8 billion, partially offset by a decrease in brokered deposits. Refer to “Deposits” within this Item 2 for additional information on this topic.

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

We consider our liquid assets to include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. As of June 30, 2025, our liquid assets totaled $13.5 billion or 36.3% of total assets, and liquid earning assets totaled $13.2 billion or 39.5% of total earning assets. We also provide asset liquidity by managing loan and securities maturities and cash flows. As of June 30, 2025, loan payments of approximately $11.3 billion or 41.2% of total LHFI are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $662.8 million or 13.9% of total investments as of June 30, 2025 are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

On June 26, 2025, we completed the sale of $2.0 billion of performing CRE loans acquired in the Sandy Spring acquisition, which we marked to fair value at $1.84 billion and classified as held for sale as of the April 1, 2025 acquisition date. We received net proceeds from the sale of the CRE loans, before expenses, of approximately $1.87 billion, which increased our cash balance at June 30, 2025, and a portion of such proceeds were used to repay our short-term FHLB advances and brokered CDs that matured during the second quarter of 2025.

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

The following table presents our contractual obligations related to our major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of June 30, 2025 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$608,000	$—	$608,000
Trust preferred capital notes (1)	184,542	—	184,542
Leases (2)	163,700	12,982	150,718
Repurchase agreements	127,351	127,351	—
Total contractual obligations	$1,083,593	$140,333	$943,260

(1) Excludes related unamortized premium/discount and interest payments.

(2) Represents lease payments due on non-cancellable operating leases at June 30, 2025. Excluded from these tables are variable lease payments or renewals.

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

We are also a lessor in sales-type and direct financing leases for equipment, as noted in Note 6 “Leases” in Part I, Item I of this Quarterly Report. Our future commitments related to the aforementioned leases totaled $620.1 million and $621.3 million, respectively, at June 30, 2025 and December 31, 2024.

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

LOAN PORTFOLIO

LHFI totaled $27.3 billion at June 30, 2025 and $18.5 billion at December 31, 2024, primarily driven by the increase in LHFI of $8.6 billion from the acquisition of Sandy Spring. Total CRE and commercial and industrial loans represented our largest loan categories at both June 30, 2025 and December 31, 2024. We remain committed to originating soundly underwritten loans to qualifying borrowers within our markets.

The following table presents the remaining maturities, based on contractual maturity, by loan type, and by rate type (variable or fixed), net of deferred fees and costs, as of June 30, 2025 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$2,444,151	$906,934	$1,215,588	$1,037,231	$135,520	$42,837	$321,629	$258,557	$34,254	$28,818
CRE - Owner Occupied	3,940,371	335,124	945,453	391,405	528,645	25,403	2,659,794	1,407,677	1,230,967	21,150
CRE - Non-Owner Occupied	6,912,692	1,301,786	2,771,569	1,716,086	1,036,980	18,503	2,839,337	2,223,766	615,571	—
Multifamily Real Estate	2,083,559	483,128	983,401	677,661	303,290	2,450	617,030	446,846	170,184	—
Commercial & Industrial	5,141,691	875,877	2,244,028	1,844,859	219,693	179,476	2,021,786	1,298,809	629,412	93,565
Residential 1-4 Family - Commercial	1,131,288	270,753	200,387	115,866	81,143	3,378	660,148	541,545	113,066	5,537
Residential 1-4 Family - Consumer	2,746,046	939	1,289,755	1,977	50,144	1,237,634	1,455,352	28,509	216,323	1,210,520
Residential 1-4 Family - Revolving	1,154,085	41,157	983,198	51,744	113,187	818,267	129,730	4,693	41,260	83,777
Auto	245,554	4,635	—	—	—	—	240,919	240,255	664	—
Consumer	119,526	12,952	36,474	14,486	2,572	19,416	70,100	41,777	19,622	8,701
Other Commercial	1,409,370	141,203	332,983	164,264	162,779	5,940	935,184	451,539	364,902	118,743
Total LHFI, net of deferred fees and costs	$27,328,333	$4,374,488	$11,002,836	$6,015,579	$2,633,953	$2,353,304	$11,951,009	$6,943,973	$3,436,225	$1,570,811

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

We perform risk assessments to identify the CRE concentration ratio based on the two-tiered guidelines issued by the federal banking regulators: (i) total reported loans for construction, land development, and other land represent 100 percent or more of the institution's total capital; or (ii) total CRE loans represent 300 percent or more of the institution's total capital, and the outstanding balance of the institution's CRE loan portfolio has increased by 50 percent or more during the prior 36 months. The loan balances used to determine the CRE concentration ratio are as defined in the Call Report instructions and do not necessarily match the balances displayed in Note 4 “Loans And Allowance For Loan Losses”.

As of June 30, 2025 and December 31, 2024, our construction and land development concentration as a percentage of capital totaled 59.8% and 63.2%, respectively, and our CRE concentration as a percentage of capital totaled 283.8% and 292.7%, respectively. The decreases in the concentration ratios are primarily driven by the Sandy Spring acquisition and the subsequent sale of $2.0 billion of performing CRE loans acquired in the Sandy Spring acquisition. Total CRE exposure increased 102.4%

for the 36 month period ended June 30, 2025 primarily as a result of the Sandy Spring and American National acquisitions, partially offset by the CRE loan sale.

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

The average loan size of our CRE portfolio was approximately $1.2 million and $1.1 million as of June 30, 2025 and December 31, 2024, respectively, and the median loan size in our CRE portfolio was approximately $306,000 as of June 30, 2025 and approximately $242,000 as of December 31, 2024.

The following table presents the composition of our CRE loan categories, including the industry classification for CRE non-owner occupied loans, and CRE loans as a percentage of total loans for the periods ended (dollars in thousands):

	June 30, 2025		December 31, 2024
	Balance	%	Balance	%
CRE - Non-Owner Occupied
Hotel/Motel B&B	$1,157,048	4.23%	$997,185	5.40%
Industrial/Warehouse	1,138,885	4.17%	892,028	4.83%
Office	1,415,023	5.18%	881,660	4.77%
Retail	1,762,332	6.45%	1,058,591	5.73%
Self Storage	537,757	1.97%	435,525	2.36%
Senior Living	427,093	1.56%	340,689	1.84%
Other	474,554	1.74%	329,912	1.79%
Total CRE - Non-Owner Occupied	6,912,692	25.30%	4,935,590	26.72%
CRE - Owner Occupied	3,940,371	14.42%	2,370,119	12.83%
Construction and Land Development	2,444,151	8.94%	1,731,108	9.37%
Multifamily Real Estate	2,083,559	7.62%	1,240,209	6.71%
Residential 1-4 Family - Commercial	1,131,288	4.14%	719,425	3.89%
Total CRE Loans	16,512,061	60.42%	10,996,451	59.52%
All other loan types	10,816,272	39.58%	7,474,170	40.48%
Total LHFI, net of deferred fees and costs	$27,328,333	100.00%	$18,470,621	100.00%

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

The following table presents the distribution of our CRE non-owner occupied, multifamily real estate, and office portfolio loans by market location based on the underlying loan collateral for the periods ended (dollars in thousands):

	June 30, 2025			December 31, 2024
	CRE Non-Owner Occupied	Office Portfolio(1)	Multifamily	CRE Non-Owner Occupied	Office Portfolio(1)	Multifamily
Carolinas	$1,221,734	$303,173	$645,119	$1,115,247	$329,621	$359,031
DC Metro	1,213,676	394,814	276,726	363,309	49,822	27,036
Western VA	1,077,691	115,718	285,005	1,050,150	125,483	256,513
Fredericksburg Area	770,752	142,243	80,983	621,525	104,378	62,014
Baltimore	658,041	130,639	164,903	134,991	15,511	1,267
Central VA	611,873	98,890	290,047	604,722	100,674	230,274
Coastal VA/NC	554,579	65,519	217,429	503,234	67,716	165,295
Other Maryland	306,001	61,801	9,375	121,498	330	1,028
Other	297,005	55,312	29,502	224,740	41,660	32,772
Eastern VA	201,340	46,914	84,470	196,174	46,465	104,979
Total	$6,912,692	$1,415,023	$2,083,559	$4,935,590	$881,660	$1,240,209

(1) The office portfolio is a subset of our CRE non-owner occupied loans included in the column to the left.

The shift to work-from-home and hybrid work environments have caused a decreased utilization of office space. As such, we have additional monitoring for our exposure to office space, within our non-owner occupied CRE portfolio, including periodic credit risk assessment of expiring office leases for most of the office portfolio. We do not currently finance large, high-rise, or major metropolitan central business district office buildings, and the office portfolio is generally in suburban markets with strong occupancy levels. The average loan size in our office portfolio was approximately $1.9 million and $1.7 million as of June 30, 2025 and December 31, 2024, respectively, and the median loan size in our office portfolio was approximately $725,000 as of June 30, 2025 and approximately $571,000 as of December 31, 2024. The average loan size in our multifamily portfolio was approximately $3.1 million as of June 30, 2025 and $2.5 million as of December 31, 2024, and the median loan size in our multifamily portfolio was approximately $753,000 as of June 30, 2025 and approximately $646,000 as of December 31, 2024.

ASSET QUALITY

Overview

At June 30, 2025 and December 31, 2024, nonaccrual LHFI was $162.6 million and $58.0 million, respectively, while non-performing assets (“NPAs”) as a percentage of LHFI totaled 0.60% and 0.32%, respectively. The increase in NPAs as a percentage of LHFI was primarily due to PCD loans acquired from Sandy Spring, primarily in the construction and land development, commercial real estate non-owner occupied, residential 1-4 family consumer and revolving, and commercial real estate owner occupied portfolios, which were nonperforming at the time of acquisition and were recorded at their amortized cost basis, which reflects their acquisition date fair value plus the initial allowance for expected credit losses recognized at acquisition, in accordance with ASC 326, Financial Instruments – Credit Losses. Net charge-offs were $2.9 million for the six months ended June 30, 2025, compared to net charge-offs of $6.7 million for the same period in the prior year. We continue to experience historically low levels of NPAs; however, there is increased uncertainty in the economic forecast which could lead to increases in NPAs in future periods. Our ACL at June 30, 2025 increased $148.7 million from December 31, 2024 to $342.4 million, primarily reflecting the impacts of the Sandy Spring acquisition. In connection with the Sandy Spring acquisition, we recorded an initial ACL of $129.2 million that consisted of an ALLL of $117.8 million and RUC of $11.4 million. The ALLL included an $89.5 million reserve on acquired non-PCD loans established through provision expense, which represents the CECL “double count” of the non-PCD credit mark, and a $28.3 million reserve on PCD loans. Refer to Note 4 “Loans and Allowance for Loan Losses” within Item 1 of this Quarterly Report for further information.

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

Nonperforming Assets

At June 30, 2025 and December 31, 2024, NPAs totaled $163.4 million and $58.4 million, respectively, representing an increase of $105.0 million. Our NPAs as a percentage of total outstanding LHFI at June 30, 2025 and December 31, 2024 were 0.60% and 0.32%, respectively. The increase in NPAs was primarily due to PCD loans acquired in the Sandy Spring acquisition, which included $49.4 million of acquired construction and land development loans, $27.1 million of acquired commercial real estate non-owner occupied loans, $10.3 million of acquired residential 1-4 family consumer and revolving loans, $3.1 million of acquired commercial real estate owner occupied loans, and the remainder due to other acquired Sandy Spring loans.

The following table shows a summary of asset quality balances and related ratios as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2025	2024
Nonaccrual LHFI	$162,615	$57,969
Foreclosed properties	774	404
Total NPAs	163,389	58,373
LHFI past due 90 days and accruing interest	39,812	14,143
Total NPAs and LHFI past due 90 days and accruing interest	$203,201	$72,516

Balances
Allowance for loan and lease losses	$315,574	$178,644
Allowance for credit losses	342,352	193,685
Average LHFI, net of deferred fees and costs	22,785,570	17,647,589
LHFI, net of deferred fees and costs	27,328,333	18,470,621

Ratios
Nonaccrual LHFI to total LHFI	0.60%	0.31%
NPAs to total LHFI	0.60%	0.32%
NPAs & LHFI 90 days past due and accruing interest to total LHFI	0.74%	0.39%
NPAs to total LHFI & foreclosed property	0.60%	0.32%
NPAs & LHFI 90 days past due and accruing interest to total LHFI & foreclosed property	0.74%	0.39%
ALLL to nonaccrual LHFI	194.06%	308.17%
ALLL to nonaccrual LHFI & LHFI 90 days past due and accruing interest	155.90%	247.73%
ACL to nonaccrual LHFI	210.53%	334.12%

NPAs include nonaccrual LHFI, which totaled $162.6 million at June 30, 2025, representing an increase of $104.6 million from December 31, 2024. The following table shows the activity in nonaccrual LHFI for the quarters ended (dollars in thousands):

	June 30,	December 31,
	2025	2024
Beginning Balance	$69,015	$36,847
Net customer payments	(4,595)	(11,491)
Additions	98,975	34,446
Charge-offs	(780)	(1,231)
Loans returning to accruing status	—	(602)
Ending Balance	$162,615	$57,969

The following table presents the composition of nonaccrual LHFI and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual LHFI, as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2025	2024
Construction and Land Development	$50,904	$1,313
CRE - Owner Occupied	6,116	2,915
CRE - Non-owner Occupied	28,413	1,167
Multifamily Real Estate	1,589	132
Commercial & Industrial	44,897	33,702
Residential 1-4 Family - Commercial	2,700	1,510
Residential 1-4 Family - Consumer	20,689	12,725
Residential 1-4 Family - Revolving	5,346	3,826
Auto	526	659
Consumer	20	20
Other Commercial	1,415	—
Total	$162,615	$57,969
Coverage Ratio	194.06%	308.17%

Past Due Loans

At June 30, 2025, past due LHFI still accruing interest totaled $77.7 million or 0.28% of total LHFI, compared to $57.7 million or 0.31% of total LHFI at December 31, 2024. Of the total past due LHFI still accruing interest, $39.8 million or 0.15% of total LHFI were loans past due 90 days or more at June 30, 2025, compared to $14.1 million or 0.08% of total LHFI at December 31, 2024.

Troubled Loan Modifications

As of June 30, 2025 and 2024, we had TLMs with an amortized cost basis of $20.2 million and $24.1 million, respectively. There was no material allowance on TLMs for both June 30, 2025 and 2024. As of June 30, 2025 and 2024, there were no material unfunded commitments on loans modified and designated as TLMs.

Net Charge-offs

For the second quarter of 2025, net charge-offs were $666,000 or 0.01% of total average LHFI on an annualized basis, compared to net charge-offs of $1.7 million or 0.04% for the same quarter last year.

Provision for Credit Losses

We recorded a provision for credit losses of $105.7 million for the second quarter of 2025, an increase of $83.9 million compared to the provision for credit losses of $21.8 million recorded during the same quarter of 2024. The provision for credit losses for the second quarter of 2025 reflected a provision of $94.2 million for loan losses and a $11.5 million provision for unfunded commitments. Included in the provision for credit losses for the second quarter of 2025 was $89.5 million of Day 1 initial provision expense on non-PCD loans and $11.4 million on unfunded commitments, each acquired from Sandy Spring. Included in the provision for credit losses for the second quarter of 2024 was $13.2 million of Day 1 initial provision expense on non-PCD loans and $1.4 million on unfunded commitments, each acquired from American National. Outside of Day 1 initial provision expense recorded on non-PCD loans and unfunded commitments acquired from Sandy Spring and American National, the provision for credit losses decreased compared to the same period in the prior year, primarily reflecting the impact of lower net charge-offs in the second quarter of 2025.

Allowance for Credit Losses

At June 30, 2025, the ACL was $342.4 million and included an ALLL of $315.6 million and an RUC of $26.8 million. At April 1, 2025, the initial ACL related to the Sandy Spring acquisition was $129.2 million, consisting of an ALLL of $117.8 million and RUC of $11.4 million. The ALLL included an $89.5 million reserve on acquired non-PCD loans established through provision expense, which represents the CECL “double count” of the non-PCD credit mark, and a $28.3 million reserve on PCD loans. Outside of the initial ACL related to the Sandy Spring acquisition, the ACL at June 30, 2025 increased $19.4 million from December 31, 2024, primarily reflecting the impacts of loan growth and deteriorating macroeconomic forecasts.

The following table summarizes the ACL as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2025	2024
Total ALLL	$315,574	$178,644
Total Reserve for Unfunded Commitments	26,778	15,041
Total ACL	$342,352	$193,685

ALLL to total LHFI	1.15%	0.97%
ACL to total LHFI	1.25%	1.05%

The following table summarizes net charge-off activity by loan segment for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended			Six Months Ended
	2025			2025
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(1,534)	$(1,045)	$(2,579)	$(3,382)	$(2,082)	$(5,464)
Recoveries	1,545	368	1,913	1,775	745	2,520
Net charge-offs	$11	$(677)	$(666)	$(1,607)	$(1,337)	$(2,944)
Net charge-offs to average loans(1)	0.00%	0.06%	0.01%	0.02%	0.08%	0.03%

	Three Months Ended			Six Months Ended
	2024			2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(2,094)	$(994)	$(3,088)	$(7,033)	$(1,949)	$(8,982)
Recoveries	1,057	291	1,348	1,590	735	2,325
Net charge-offs	$(1,037)	$(703)	$(1,740)	$(5,443)	$(1,214)	$(6,657)
Net charge-offs to average loans(1)	0.03%	0.12%	0.04%	0.07%	0.10%	0.08%

(1) Net charge-off rates are annualized and calculated by dividing net charge-offs by average LHFI for the period for each loan category.

The following table summarizes the ALLL activity by loan segment and the percentage of the loan portfolio that the related ALLL covers as of the quarters ended (dollars in thousands):

	June 30, 2025			December 31, 2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL	$257,403	$58,171	$315,574	$148,887	$29,757	$178,644
Loan %(1)	84.4%	15.6%	100.0%	86.6%	13.4%	100.0%
ALLL to total LHFI(2)	1.12%	1.36%	1.15%	0.93%	1.20%	0.97%

(1) The percentage represents the loan balance divided by total LHFI.

(2)The percentage represents ALLL divided by the total LHFI for each loan category.

The increase in the ALLL from the prior year for the Commercial segment is primarily due to the Sandy Spring acquisition, as well as loan growth and deteriorating macroeconomic forecasts. The increase in the ALLL from the prior year for the Consumer segment is primarily due to the Sandy Spring acquisition, as well as the impact of deteriorating macroeconomic forecasts, partially offset by the run-off in the third-party lending and auto portfolios.

DEPOSITS

As of June 30, 2025, our total deposits were $31.0 billion, an increase of $10.6 billion or 51.8% from December 31, 2024. Total interest-bearing deposits consisted of interest checking accounts, money market accounts, savings, time deposits, and brokered deposits. Our total time deposit balances with customers totaled $5.8 billion and accounted for 25.3% of total interest-bearing customer deposits at June 30, 2025, compared to $4.1 billion and 27.5% at December 31, 2024. We seek to fund increased loan volumes by growing core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, we may use wholesale funding sources to fund shortfalls, if any, or provide additional liquidity. We use purchased brokered deposits as part of our overall liquidity management strategy on an as needed basis, and we purchase such brokered deposits through nationally recognized networks. At June 30, 2025, our brokered deposits totaled $1.2 billion, a $54.3 million decrease from December 31, 2024.

The following table presents the deposit balances, including brokered deposits, by major category as of the quarters ended (dollars in thousands):

	June 30, 2025		December 31, 2024
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Interest checking accounts	$6,909,250	22.3%	$5,494,550	26.9%
Money market accounts	7,242,686	23.4%	4,291,097	21.0%
Savings accounts	2,865,159	9.3%	1,025,896	5.0%
Customer time deposits of $250,000 and over	1,780,027	5.7%	1,202,657	5.9%
Other customer time deposits	3,972,352	12.8%	2,888,476	14.2%
Time Deposits	5,752,379	18.5%	4,091,133	20.1%
Total interest-bearing customer deposits	22,769,474	73.5%	14,902,676	73.0%
Brokered deposits	1,163,580	3.8%	1,217,895	6.0%
Total interest-bearing deposits	$23,933,054	77.3%	$16,120,571	79.0%
Demand deposits	7,039,121	22.7%	4,277,048	21.0%
Total Deposits (1)	$30,972,175	100.0%	$20,397,619	100.0%

(1) Includes uninsured deposits of $11.3 billion and $7.1 billion as of June 30, 2025 and December 31, 2024, respectively, and collateralized deposits of $1.3 billion and $1.1 billion as of June 30, 2025 and December 31, 2024, respectively. Amounts are based on estimated amounts of uninsured deposits as of the reported period.

Maturities of time deposits in excess of FDIC insurance limits were as follows for the quarters ended (dollars in thousands):

	June 30, 2025	December 31, 2024
3 Months or Less	$345,405	$291,391
Over 3 Months through 6 Months	182,475	159,194
Over 6 Months through 12 Months	203,018	78,090
Over 12 Months	113,380	51,982
Total	$844,278	$580,657

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

The following table summarizes our regulatory capital and related ratios as of the periods ended (2) (dollars in thousands):

	June 30,	December 31,	June 30,
	2025	2024	2024
Common equity Tier 1 capital	$ 2,966,424	$ 2,063,163	$ 1,978,314
Tier 1 capital	3,132,780	2,229,519	2,144,670
Tier 2 capital	1,035,138	589,879	570,038
Total risk-based capital	4,167,918	2,819,398	2,714,708
Risk-weighted assets	30,349,939	20,713,531	20,898,263
Capital ratios:
Common equity Tier 1 capital ratio	9.77%	9.96%	9.47%
Tier 1 capital ratio	10.32%	10.76%	10.26%
Total capital ratio	13.73%	13.61%	12.99%
Leverage ratio (Tier 1 capital to average assets)	8.65%	9.29%	9.05%
Capital conservation buffer ratio (1)	4.32%	4.76%	4.26%
Common equity to total assets	12.51%	12.11%	11.62%
Tangible common equity to tangible assets (+)	7.39%	7.21%	6.71%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(2) All ratios and amounts at June 30, 2025 are estimates and subject to change pending the filing of our FR Y9-C. All other periods are presented as filed.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Interest Income (FTE)
Interest and dividend income (GAAP)	$510,372	$320,888	$816,208	$583,802
FTE adjustment	4,362	3,814	8,120	7,537
Interest and dividend income (FTE) (non-GAAP)	$514,734	$324,702	$824,328	$591,339
Average earning assets	$34,121,715	$21,925,128	$28,148,353	$20,507,261
Yield on interest-earning assets (GAAP)	6.00%	5.89%	5.85%	5.72%
Yield on interest-earning assets (FTE) (non-GAAP)	6.05%	5.96%	5.91%	5.80%
Net Interest Income (FTE)
Net interest income (GAAP)	$321,371	$184,534	$505,536	$332,358
FTE adjustment	4,362	3,814	8,120	7,537
Net interest income (FTE) (non-GAAP)	$325,733	$188,348	$513,656	$339,895
Noninterest income (GAAP)	81,522	23,812	110,685	49,365
Total revenue (FTE) (non-GAAP)	$407,255	$212,160	$624,341	$389,260
Average earning assets	$34,121,715	$21,925,128	$28,148,353	$20,507,261
Net interest margin (GAAP)	3.78%	3.39%	3.62%	3.26%
Net interest margin (FTE) (non-GAAP)	3.83%	3.46%	3.68%	3.33%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	June 30,	December 31,	June 30,
	2025	2024	2024
Tangible Assets
Ending Assets (GAAP)	$37,289,371	$24,585,323	$24,761,413
Less: Ending goodwill	1,710,912	1,214,053	1,207,484
Less: Ending amortizable intangibles	351,381	84,563	95,980
Ending tangible assets (non-GAAP)	$35,227,078	$23,286,707	$23,457,949
Tangible Common Equity
Ending Equity (GAAP)	$4,832,639	$3,142,879	$3,043,686
Less: Ending goodwill	1,710,912	1,214,053	1,207,484
Less: Ending amortizable intangibles	351,381	84,563	95,980
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$2,603,989	$1,677,906	$1,573,865
Average equity (GAAP)	$4,761,630	$2,971,111	$3,021,929
Less: Average goodwill	1,710,557	1,139,422	1,208,588
Less: Average amortizable intangibles	360,589	73,984	97,109
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$2,524,128	$1,591,349	$1,549,876
Common equity to total assets (GAAP)	12.51%	12.11%	11.62%
Tangible common equity to tangible assets (non-GAAP)	7.39%	7.21%	6.71%

Adjusted operating measures exclude, as applicable, merger-related costs, deferred tax asset write-down, FDIC special assessments, CECL Day 1 non-PCD loans and RUC provision expense, gain on sale of equity interest in CSP, gain on CRE loan sale, and gain (loss) on sale of securities. We believe these non-GAAP adjusted measures provide investors with important information about the continuing economic results of our operations. Due to the impact of completing the Sandy Spring acquisition in the second quarter of 2025 and the acquisition of American National in the second quarter of 2024, we updated our non-GAAP operating measures beginning in the second quarter of 2025 to exclude the CECL Day 1 non-PCD loans and RUC provision expense. The CECL Day 1 non-PCD loans and RUC provision expense is comprised of the initial provision expense on non-PCD loans, which represents the CECL “double count” of the non-PCD credit mark, and the additional provision for unfunded commitments. We do not view the CECL Day 1 non-PCD loans and RUC provision expense as organic costs to run our business and believe this updated presentation will provide investors with additional information to assist in period-to-period and company-to-company comparisons of operating performance, which will aid investors in analyzing our performance. Prior period non-GAAP operating measures presented in this Quarterly Report have been recast to conform to this updated presentation. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three and six months ended June 30, (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Adjusted Operating Earnings & EPS
Net income (GAAP)	$19,791	$25,161	$69,610	$74,930
Plus: Merger-related costs, net of tax	63,349	24,236	67,992	25,799
Plus: Deferred tax asset write-down	—	4,774	—	4,774
Plus: FDIC special assessment, net of tax	—	—	—	664
Plus: CECL Day 1 non-PCD loans and RUC provision expense, net of tax	77,742	11,520	77,742	11,520
Less: Gain on sale of equity interest in CSP, net of tax	10,654	—	10,654	—
Less: Gain on CRE loan sale, net of tax	12,104	—	12,104	—
Less: Gain (loss) on sale of securities, net of tax	12	(5,148)	(67)	(5,145)
Adjusted operating earnings (non-GAAP)	$138,112	$70,839	$192,653	$122,832
Less: Dividends on preferred stock	2,967	2,967	5,934	5,934
Adjusted operating earnings available to common shareholders (non-GAAP)	$135,145	$67,872	$186,719	$116,898

Weighted average common shares outstanding, diluted	141,738,325	89,768,466	116,056,670	82,482,921
Earnings per common share, diluted (GAAP)	$0.12	$0.25	$0.55	$0.84
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.95	$0.76	$1.61	$1.42

Adjusted operating noninterest expense excludes, as applicable, expenses related to the amortization of intangible assets, merger-related costs, and FDIC special assessments. Adjusted operating noninterest income excludes, as applicable, gain on sale of equity interest in CSP, gain on CRE loan sale, and gain (loss) on sale of securities. These measures are similar to the measures we use when analyzing corporate performance and are also similar to the measure used for incentive compensation. We believe this adjusted measure provides investors with important information about the continuing economic results of our operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$279,698	$150,005	$413,882	$255,279
Less: Amortization of intangible assets	18,433	5,995	23,832	7,889
Less: Merger-related costs	78,900	29,778	83,840	31,652
Less: FDIC special assessment	—	—	—	840
Adjusted operating noninterest expense (non-GAAP)	$182,365	$114,232	$306,210	$214,898
Noninterest income (GAAP)	$81,522	$23,812	$110,685	$49,365
Less: Gain on sale of equity interest in CSP	14,300	—	14,300	—
Less: Gain on CRE loan sale	15,720	—	15,720	—
Less: Gain (loss) on sale of securities	16	(6,516)	(87)	(6,513)
Adjusted operating noninterest income (non-GAAP)	$51,486	$30,328	$80,752	$55,878

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

The following table represents the interest rate sensitivity on our net interest income across the rate paths modeled for balances as of the quarterly periods ended:

	Change In Net Interest Income
	June 30,	December 31,	June 30,
	2025	2024	2024
	%	%	%
Change in Yield Curve:
+300 bps	5.49	6.23	8.00
+200 bps	4.03	4.50	5.58
+100 bps	2.21	2.48	2.97
Most likely rate scenario	—	—	—
-100 bps	(1.53)	(2.35)	(3.18)
-200 bps	(2.82)	(5.85)	(6.58)
-300 bps	(3.07)	(10.64)	(10.78)

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

From a net interest income perspective, we were less asset sensitive as of June 30, 2025 compared to our positions as of December 31, 2024 and June 30, 2024. This shift is due, in part, to the changing market characteristics of certain loan and deposit products and, in part, due to various other balance sheet strategies. We expect net interest income to increase with an immediate increase or shock in market rates. In a decreasing interest rate environment, we expect a decline in net interest income as interest-earning assets re-price more quickly than interest-bearing deposits.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances as of the periods ended:

	Change In Economic Value of Equity
	June 30,	December 31,	June 30,
	2025	2024	2024
	%	%	%
Change in Yield Curve:
+300 bps	(9.75)	(6.98)	(6.82)
+200 bps	(6.40)	(4.75)	(4.39)
+100 bps	(3.18)	(2.47)	(2.07)
Most likely rate scenario	—	—	—
-100 bps	2.40	1.88	1.15
-200 bps	3.52	0.94	0.86
-300 bps	2.13	(1.09)	(1.54)

As of June 30, 2025, our economic value of equity is generally more liability sensitive in a rising interest rate environment compared to our positions as of December 31, 2024 and June 30, 2024, primarily due to the composition of our Consolidated Balance Sheets and also due to the pricing characteristics and assumptions of certain deposits and loans.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it was considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies. In March 2023, the CFPB commenced settlement discussions with us, and on December 7, 2023, the Bank entered into a Consent Order with the CFPB to resolve the matter. A copy of the Consent Order is available on the CFPB’s website. The terms of the Consent Order require, among other things, that the Bank submit a redress plan to the CFPB pursuant to which the Bank will pay restitution in an amount of at least $5.0 million to certain current and former customers of the Bank who opted-in to the Bank’s discretionary overdraft service during a specified time period and has paid a $1.2 million civil monetary penalty. See Note 8, “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” in Part I, Item I of this Quarterly Report for additional information.

ITEM 1A – RISK FACTORS

During the quarter ended June 30, 2025, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

As of June 30, 2025, we did not have an authorized share repurchase program in effect.

The following information describes our common stock repurchases for the three months ended June 30, 2025:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
April 1 - April 30, 2025	5,931	30.05	—	—
May 1 - May 31, 2025	371	28.95	—	—
June 1 - June 30, 2025	1,426	30.36	—	—
Total	7,728	30.06	—	—

_________________________________________

(1) For the three months ended June 30, 2025, 7,728 shares were withheld upon vesting of restricted shares granted to our employees in order to satisfy tax withholding obligations.

ITEM 5 – OTHER INFORMATION

Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.2	Atlantic Union Bankshares Corporation 2025 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 6, 2025).

10.3	Sandy Spring Bancorp, Inc. 2024 Equity Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed on April 1, 2025).

10.4

Form of Performance Share Unit Agreement under the Atlantic Union Bankshares Corporation 2025 Stock and Incentive Plan (for awards with a relative TSR performance measure granted on or after May 6, 2025).

10.5	Form of Time-Based Restricted Stock Agreement under the Atlantic Union Bankshares 2025 Corporation Stock and Incentive Plan (for awards on or after May 6, 2025).

10.6

Form of Performance Share Unit Agreement under the Atlantic Union Bankshares Corporation 2025 Stock and Incentive Plan (for awards with a relative core ROATCE performance measure granted on or after May 6, 2025).

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

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended June 30, 2025 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

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

Atlantic Union Bankshares Corporation

(Registrant)

Date: August 5, 2025	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: August 5, 2025	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)