Form 10-Q
period 2025-09-30
Atlantic Union Bankshares Corp
filed 2025-11-04
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of October 28, 2025 was 142,518,152.

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

“American National” refers to American National Bankshares Inc., which we acquired on April 1, 2024,

pursuant to the Agreement and Plan of Merger dated July 24, 2023, by and between the Company and American National.

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Dollars in thousands, except share data)

	September 30,	December 31,
	2025	2024
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$342,490	$196,435
Interest-bearing deposits in other banks	447,323	153,695
Federal funds sold	4,852	3,944
Total cash and cash equivalents	794,665	354,074
Securities available for sale, at fair value	4,267,523	2,442,166
Securities held to maturity, at carrying value	883,786	803,851
Restricted stock, at cost	159,320	102,954
Loans held for sale	24,772	9,420
Loans held for investment, net of deferred fees and costs	27,361,173	18,470,621
Less: allowance for loan and lease losses	293,035	178,644
Total loans held for investment, net	27,068,138	18,291,977
Premises and equipment, net	168,315	112,704
Goodwill	1,726,386	1,214,053
Amortizable intangibles, net	333,236	84,563
Bank owned life insurance	669,102	493,396
Other assets	977,490	676,165
Total assets	$37,072,733	$24,585,323
LIABILITIES
Noninterest-bearing demand deposits	$7,104,642	$4,277,048
Interest-bearing deposits	23,560,682	16,120,571
Total deposits	30,665,324	20,397,619
Securities sold under agreements to repurchase	91,630	56,275
Other short-term borrowings	—	60,000
Long-term borrowings	768,682	418,303
Other liabilities	630,039	510,247
Total liabilities	32,155,675	21,442,444
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	188,504	118,519
Additional paid-in capital	3,882,830	2,280,547
Retained earnings	1,128,659	1,103,326
Accumulated other comprehensive loss	(283,108)	(359,686)
Total stockholders' equity	4,917,058	3,142,879
Total liabilities and stockholders' equity	$37,072,733	$24,585,323

Common shares outstanding	141,732,071	89,770,231
Common shares authorized	200,000,000	200,000,000
Preferred shares outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$441,944	$291,089	$1,172,224	$810,886
Interest on deposits in other banks	12,478	1,060	19,982	4,977
Interest and dividends on securities:
Taxable	40,601	24,247	102,509	68,012
Nontaxable	8,414	8,132	24,930	24,455
Total interest and dividend income	503,437	324,528	1,319,645	908,330
Interest expense:
Interest on deposits	170,721	130,216	457,650	354,584
Interest on short-term borrowings	626	5,698	5,682	22,049
Interest on long-term borrowings	12,880	5,682	31,568	16,407
Total interest expense	184,227	141,596	494,900	393,040
Net interest income	319,210	182,932	824,745	515,290
Provision for credit losses	16,233	2,603	139,578	32,592
Net interest income after provision for credit losses	302,977	180,329	685,167	482,698
Noninterest income:
Service charges on deposit accounts	12,838	9,792	34,743	27,447
Other service charges, commissions and fees	2,325	2,002	6,332	5,700
Interchange fees	4,089	3,371	10,816	8,791
Fiduciary and asset management fees	18,595	6,858	43,014	18,603
Mortgage banking income	2,811	1,214	6,605	3,274
Gain (loss) on sale of securities	4	4	(83)	(6,510)
Bank owned life insurance income	5,116	5,037	15,979	12,074
Loan-related interest rate swap fees	5,911	1,503	10,043	4,353
Other operating income	62	4,505	34,987	9,919
Total noninterest income	51,751	34,286	162,436	83,651
Noninterest expenses:
Salaries and benefits	108,319	69,454	293,676	199,867
Occupancy expenses	13,582	7,806	34,944	22,267
Furniture and equipment expenses	6,536	3,685	16,794	10,799
Technology and data processing	17,009	9,737	44,444	28,138
Professional services	8,774	3,994	21,268	11,452
Marketing and advertising expense	5,100	3,308	12,041	8,609
FDIC assessment premiums and other insurance	8,817	5,282	22,660	15,099
Franchise and other taxes	4,669	5,256	14,000	14,770
Loan-related expenses	1,933	1,445	4,461	4,043
Amortization of intangible assets	18,145	5,804	41,976	13,693
Merger-related costs	34,812	1,353	118,652	33,005
Other expenses	10,750	5,458	27,411	16,117
Total noninterest expenses	238,446	122,582	652,327	377,859
Income before income taxes	116,282	92,033	195,276	188,490
Income tax expense	24,142	15,618	33,527	37,144
Net Income	$92,140	$76,415	$161,749	$151,346
Dividends on preferred stock	2,967	2,967	8,901	8,901
Net income available to common shareholders	$89,173	$73,448	$152,848	$142,445

Basic earnings per common share	$0.63	$0.82	$1.23	$1.68
Diluted earnings per common share	$0.63	$0.82	$1.22	$1.68
Dividends declared per common share	$0.34	$0.32	$1.02	$0.96
Basic weighted average number of common shares outstanding	141,728,909	89,780,531	124,402,891	84,933,126
Diluted weighted average number of common shares outstanding	141,986,217	89,780,531	124,794,832	84,933,213

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$92,140	$76,415	$161,749	$151,346
Other comprehensive income:
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $855 and $6,271 for the three months and $5,795 and $3,450 for the nine months ended September 30, 2025 and 2024, respectively)	2,863	23,589	19,401	12,979
AFS securities:
Unrealized holding gains arising during period (net of tax, $10,461 and $17,770 for the three months and $17,241 and $8,887 for the nine months ended September 30, 2025 and 2024, respectively)	35,020	66,856	57,721	33,438
Reclassification adjustment for (gains) losses included in net income (net of tax, $1 for both the three months and $18 and $1,367 for the nine months ended September 30, 2025 and 2024, respectively) (1)	(3)	(3)	65	5,143
HTM securities:
Reclassification adjustment for accretion of unrealized gains on AFS securities transferred to HTM (net of tax) (2)	—	—	—	(5)
Bank owned life insurance:
Unrealized holding losses arising during the period	—	—	(10)	(16)
Reclassification adjustment for gains included in net income (3)	(202)	(162)	(599)	(497)
Other comprehensive income:	37,678	90,280	76,578	51,042
Comprehensive income	$129,818	$166,695	$238,327	$202,388

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2024	$118,519	$173	$2,280,547	$1,103,326	$(359,686)	$3,142,879
Net Income				49,818		49,818
Other comprehensive income (net of taxes of $6,957)					25,971	25,971
Dividends on common stock ($0.34 per share)				(30,542)		(30,542)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (228,311 shares)(1)	304		(3,698)			(3,394)
Stock-based compensation expense			3,451			3,451
Balance - March 31, 2025	$118,823	$173	$2,280,300	$1,119,635	$(333,715)	$3,185,216
Net Income				19,791		19,791
Other comprehensive income (net of taxes of $3,924)					12,929	12,929
Issuance of common stock in regard to acquisition (41,000,004 shares)	54,530		1,220,717			1,275,247
Dividends on common stock ($0.34 per share)			75	(48,492)		(48,417)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock in regard to forward sale settlement (11,338,028 shares)	15,080		369,883			384,963
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (16,146 shares)(1)	21		(2,252)			(2,231)
Stock-based compensation expense			8,108			8,108
Balance - June 30, 2025	$188,454	$173	$3,876,831	$1,087,967	$(320,786)	$4,832,639
Net Income				92,140		92,140
Other comprehensive income (net of taxes of $11,315)					37,678	37,678
Dividends on common stock ($0.34 per share)				(48,481)		(48,481)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (37,351 shares)(1)	50		(10)			40
Stock-based compensation expense			6,009			6,009
Balance - September 30, 2025	$188,504	$173	$3,882,830	$1,128,659	$(283,108)	$4,917,058

(1) No stock options were outstanding for the year ended December 31, 2024 or the nine months ended September 30, 2025.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands)

	2025	2024
Operating activities:
Net income	$161,749	$151,346
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	139,578	32,592
Depreciation of premises and equipment	12,668	9,541
Amortization, net	21,829	17,064
Accretion related to acquisitions, net	(58,542)	(14,325)
Losses on securities sales, net	83	6,510
Gain on CRE loan sale	(10,915)	—
Gain on sale of equity interest	(14,300)	—
BOLI income	(15,979)	(12,074)
Loans held for sale:
Originations and purchases	(302,116)	(157,156)
Proceeds from sales	2,165,978	155,392
Changes in operating assets and liabilities:
Net decrease in other assets	43,837	39,104
Net decrease in other liabilities	(20,967)	(17,831)
Net cash provided by operating activities	2,122,903	210,163
Investing activities:
Securities AFS and restricted stock:
Purchases	(1,488,753)	(619,879)
Proceeds from sales	630,095	620,405
Proceeds from maturities, calls and paydowns	380,633	170,542
Securities HTM:
Purchases	(99,173)	(2,615)
Proceeds from maturities, calls and paydowns	15,593	29,702
Net change in other investments	13,473	(14,919)
Net increase in LHFI	(191,196)	(523,841)
Net purchases of premises and equipment	(8,869)	(6,543)
Proceeds from BOLI settlements	2,531	5,645
Proceeds from sales of foreclosed properties and former bank premises	5,501	3,021
Net cash received in acquisition	270,211	54,988
Net cash used in investing activities	(469,954)	(283,494)
Financing activities:
Net increase (decrease) in:
Non-interest-bearing deposits	40,095	308,316
Interest-bearing deposits	(997,607)	593,803
Short-term borrowings	(296,817)	(584,942)
Repayments of long-term debt	(200,000)	—
Common stock:
Issuance for stock options exercised	—	227
Forward sale common stock issuance	384,963	—
Dividends paid	(136,416)	(90,383)
Vesting of restricted stock, net of shares held for taxes	(6,576)	(3,751)
Net cash (used in) provided by financing activities	(1,212,358)	223,270
Increase in cash and cash equivalents	440,591	149,939
Cash, cash equivalents and restricted cash at beginning of the period	354,074	378,131
Cash, cash equivalents and restricted cash at end of the period	$794,665	$528,070

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands)

	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$486,225	$381,133
Income taxes	3,929	3,552

Supplemental schedule of noncash investing and financing activities
Transfers from loans to foreclosed properties	1,274	375
Transfers from bank premises to other real estate owned	—	8,573
Issuance of common stock in exchange for net assets in acquisitions	1,275,441	505,402

Transactions related to acquisitions
Assets acquired	12,974,597	2,948,035
Liabilities assumed	12,210,961	2,730,061

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

For loans that have not experienced a more-than an insignificant amount of credit deterioration since origination, the difference between the fair value and unpaid principal balance of the loans at the acquisition date (premium or discount) is amortized or accreted into interest income over the life of the loans in accordance with Accounting Standards Codification (“ASC”) 310-20, Receivables – Nonrefundable Fees and Other Costs. If the acquired performing loan has revolving privileges, the discount/premium is accounted for using the straight-line method; otherwise, the Company uses the effective interest rate method.

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

When determining the initial ALLL on PCD loans, the Company considers charge offs necessary at acquisition to comply with the Company’s charge off policy. For PCD loans that are subject to write-off under the Company’s charge-off policy at acquisition, the initial ALLL on PCD loans is included as part of the loan balance at the time of acquisition and is immediately written off with no impact on net income. See also Note 4 “Loans and Allowance for Loan and Lease Losses” within Part I, Item 1 of this Quarterly Report for additional detail regarding the ALLL on PCD loans.

See also Note 2 “Acquisitions” within Part I, Item 1 of this Quarterly Report for additional discussion of the Company’s acquisitions.

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

Preliminary goodwill associated with the Sandy Spring acquisition totaled $512.3 million at September 30, 2025, which reflects expected synergies and economies of scale from the acquisition, allocated between the Company’s Wholesale Banking ($399.6 million) and Consumer Banking ($112.7 million) reporting segments and which is not deductible for tax purposes. The goodwill at September 30, 2025 was calculated based on the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, inclusive of subsequent measurement period adjustments described below, and is subject to change if the Company obtains additional information and evidence within the one-year measurement period. Valuations subject to change during the measurement period include, but are not limited to: LHFI, identified intangible assets, certain deposits, certain other assets and liabilities, and related deferred and income taxes. The Company recorded measurement period adjustments in the third quarter of 2025 related to the Sandy Spring acquisition primarily related to other liabilities and fair values of certain loans, which resulted in a $15.4 million increase in preliminary goodwill associated with the Sandy Spring acquisition compared to June 30, 2025.

The following table provides a preliminary assessment of the consideration transferred and the fair value of the assets acquired and liabilities assumed as of the date of the Sandy Spring acquisition, inclusive of the aforementioned measurement period adjustments (dollars in thousands).

Purchase price consideration		$1,275,969

Fair value of assets acquired:
Cash and cash equivalents	$270,211
Securities available for sale	1,266,925
Restricted stock	68,310
Loans held for sale - commercial real estate ("CRE")	1,839,638
Loans held for sale - Non-CRE	29,152
Loans held for investment	8,611,931
Premises and equipment	59,402
Core deposit intangibles and other intangibles	290,650
Bank owned life insurance	170,482
Lease right of use assets	40,808
Other assets (1)	327,088
Total assets	$12,974,597

Fair value of liabilities assumed:
Deposits	$11,227,922
Short-term borrowings	272,201
Long-term borrowings	560,761
Lease liabilities	40,808
Other liabilities	109,269
Total liabilities	$12,210,961

Fair value of net assets acquired		$763,636
Goodwill		$512,333

(1) Other assets include deferred tax assets, accrued interest receivable, accounts receivable, and other intangibles, as well as other miscellaneous assets acquired from Sandy Spring.

The Company assessed the fair value for significant assets acquired and liabilities assumed based on the following methods:

●	Cash and cash equivalents: The fair value was determined to approximate the carrying amount based on the short-term nature of these assets.
●	Securities Available for Sale (“AFS”): The fair value of the investment portfolio was based on pricing obtained by independent pricing services and quoted market prices.
●	Restricted stock: The carrying value approximates the fair value.
●	Loans held for sale (“LHFS”) CRE and non-CRE: Fair values were estimated using a discounted cash flow analysis that considered factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates.
●	Loans held for investment: Fair values for LHFI were estimated using a discounted cash flow analysis that considered factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates. The discount rates used for loans were based on current market rates for new originations of comparable loans and factored in adjustments for any expected liquidity events. Expected cash flows were derived using inputs that considered estimated credit losses and prepayments.
●	Premises and equipment: The fair value of bank premises and equipment held for use was valued by obtaining recent market data for similar property types with adjustments for characteristics of individual properties.
●	Core deposit intangible (“CDI”) and other intangibles: CDI represents the future economic benefit of acquired customer deposits. The fair value of the CDI asset was estimated based on a discounted cash flow methodology that incorporated expected customer attrition rates, cost of deposit base, net maintenance cost associated with customer deposits, and the cost for alternative funding sources. The discount rates used were based on market rates. Other intangibles include customer relationship intangible assets and non-compete intangible assets. Customer relationship intangible assets represent the value associated with customer relationships related to the wealth management business that was acquired. Non-compete intangible assets represent the value associated with non-compete agreements for former employees in place at the date of the acquisition.
●	Bank owned life insurance (“BOLI”): The fair value of BOLI is carried at its current cash surrender value, which is a reasonable estimate of fair value.
●	Lease Right of Use (“ROU”) assets and lease liabilities: The fair value of the lease ROU assets was measured at an amount equal to the lease liability and evaluated for favorable or unfavorable lease terms when compared with market terms on a lease-by-lease basis.
●	Deposits: The fair value of interest-bearing and non-interest-bearing deposits is the amount payable on demand at the acquisition date. The fair value of time deposits was estimated using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
●	Short-Term Borrowings: Acquired short term borrowings consisted of Federal Home Loan Bank of Atlanta (“FHLB”) overnight borrowings and borrowings under repurchase agreements. The carrying amount on short-term borrowings was determined to approximate fair value.
●	Long-Term Borrowings: The fair value of long-term borrowings, including trust preferred securities and subordinated debt, were estimated using a discounted cash flow approach analysis, factoring in market terms and the structural terms of the borrowings.

The following table presents for illustrative purposes only certain pro forma information as if the Company had acquired Sandy Spring and American National on January 1, 2024. These results combine the historical results of Sandy Spring and American National in the Company's Consolidated Statements of Income and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2024. No adjustments have been made to the pro forma results regarding possible revenue enhancements, provision for credit losses, or expense efficiencies. Pro forma adjustments below include the net impact of Sandy Spring’s and American National’s accretion and the elimination of merger-related costs, as disclosed below. The Company expects to achieve further operating cost savings and other business synergies, as a result of the Sandy Spring and American National acquisitions, which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma		Pro forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024 (3)	2025 (2)	2024 (3)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenues (1)	$370,961	$360,027	$1,028,863	$1,055,527
Net income available to common shareholders (4)	$116,029	$111,933	$268,455	$303,507

(1) Includes net interest income and noninterest income.

(2) Includes the net impact of Sandy Spring’s accretion adjustments of $20.8 million for the nine months ended September 30, 2025.

(3) Includes the net impact of Sandy Spring’s accretion adjustments of $21.2 million and $63.7 million for the three and nine months ended September 30, 2024, respectively, and the net impact of American National’s accretion adjustments of $5.0 million for the nine months ended September 30, 2024.

(4) For the periods presented, excludes merger-related costs as noted below.

Merger-related costs, net of tax, were $26.9 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and were $94.8 million and $26.9 million for the nine months ended September 30, 2025 and 2024, respectively, have been expensed as incurred and are recorded as “Merger-related costs” on the Company’s Consolidated Statements of Income. For the three and nine months ended September 30, 2025, merger-related costs related to the Sandy Spring acquisition, while merger-related costs for the three and nine months ended September 30, 2024 related to the American National acquisition. Merger-related costs include costs associated with employee severance, other employee related costs, professional fees, information technology related costs, including system conversion, and lease and contract termination expenses.

The Company’s operating results for the three and nine months ended September 30, 2025 and September 30, 2024, include the operating results of the acquired assets and assumed liabilities of Sandy Spring subsequent to the acquisition on April 1, 2025 and American National subsequent to the acquisition on April 1, 2024, respectively. Revenues and earnings since the acquisition date of the former operations of Sandy Spring and American National have not been disclosed due to the merging of certain processes and the conversion of Sandy Spring’s and American National’s systems that occurred in the fourth quarter of 2025 and the second quarter of 2024, respectively. As a result, separate financial information is not readily available.

3. SECURITIES AND OTHER INVESTMENTS

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of September 30, 2025 are as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
U.S. government and agency securities	$128,592	$723	$(34)	$129,281
Obligations of states and political subdivisions	598,767	186	(117,438)	481,515
Corporate and other bonds (1)	250,663	686	(5,194)	246,155
Commercial MBS
Agency	359,154	1,148	(40,826)	319,476
Non-agency	103,325	222	(2,103)	101,444
Total commercial MBS	462,479	1,370	(42,929)	420,920
Residential MBS
Agency	2,968,326	12,772	(175,713)	2,805,385
Non-agency	184,339	850	(2,854)	182,335
Total residential MBS	3,152,665	13,622	(178,567)	2,987,720
Other securities	1,932	—	—	1,932
Total AFS securities	$4,595,098	$16,587	$(344,162)	$4,267,523

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

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value(2)	Losses	Value	Losses
September 30, 2025
U.S. government and agency securities	$11,861	$(22)	$862	$(12)	$12,723	$(34)
Obligations of states and political subdivisions	3,711	(38)	454,035	(117,400)	457,746	(117,438)
Corporate and other bonds (1)	47,770	(69)	107,271	(5,125)	155,041	(5,194)
Commercial MBS
Agency	60,304	(232)	158,881	(40,594)	219,185	(40,826)
Non-agency	34,282	(279)	24,203	(1,824)	58,485	(2,103)
Total commercial MBS	94,586	(511)	183,084	(42,418)	277,670	(42,929)
Residential MBS
Agency	447,134	(2,598)	887,972	(173,115)	1,335,106	(175,713)
Non-agency	68,175	(563)	26,627	(2,291)	94,802	(2,854)
Total residential MBS	515,309	(3,161)	914,599	(175,406)	1,429,908	(178,567)
Total AFS securities	$673,237	$(3,801)	$1,659,851	$(340,361)	$2,333,088	$(344,162)

December 31, 2024
U.S. government and agency securities	$1,935	$(2)	$1,286	$(25)	$3,221	$(27)
Obligations of states and political subdivisions	6,560	(322)	444,056	(129,381)	450,616	(129,703)
Corporate and other bonds (1)	8,620	(27)	145,655	(9,292)	154,275	(9,319)
Commercial MBS
Agency	31,291	(359)	160,880	(44,319)	192,171	(44,678)
Non-agency	24,864	(1,188)	21,110	(922)	45,974	(2,110)
Total commercial MBS	56,155	(1,547)	181,990	(45,241)	238,145	(46,788)
Residential MBS
Agency	104,477	(546)	895,714	(216,208)	1,000,191	(216,754)
Non-agency	6,067	(98)	27,851	(3,286)	33,918	(3,384)
Total residential MBS	110,544	(644)	923,565	(219,494)	1,034,109	(220,138)
Total AFS securities	$183,814	$(2,542)	$1,696,552	$(403,433)	$1,880,366	$(405,975)

(1) Other bonds include asset-backed securities.

(2) Comprised of 704 and 726 individual securities as of September 30, 2025 and December 31, 2024, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at September 30, 2025 and December 31, 2024 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities (“MBS”) are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating. The Company’s AFS investment portfolio is generally highly-rated or agency backed. At September 30, 2025 and December 31, 2024, all AFS securities were current with no securities past due or on non-accrual, and no ACL was held against the Company’s AFS securities portfolio.

The following table presents the amortized cost and estimated fair value of AFS securities as of the periods ended, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025		December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$70,337	$70,349	$35,954	$35,808
Due after one year through five years	296,791	297,731	215,517	215,513
Due after five years through ten years	540,107	521,978	286,487	271,443
Due after ten years	3,687,863	3,377,465	2,306,805	1,919,402
Total AFS securities	$4,595,098	$4,267,523	$2,844,763	$2,442,166

Refer to Note 8 “Commitments and Contingencies” within Part I, Item 1 of this Quarterly Report for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements and for other purposes as permitted or required by law as of September 30, 2025 and December 31, 2024.

Accrued interest receivable on AFS securities totaled $14.7 million and $10.1 million at September 30, 2025 and December 31, 2024, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2025 and 2024, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

Held to Maturity

The Company reports held to maturity (“HTM”) securities on the Company’s Consolidated Balance Sheets at carrying value. Carrying value is amortized cost, which includes any unamortized unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) prior to reclassifying the securities from AFS securities to HTM securities. The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of September 30, 2025 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
Obligations of states and political subdivisions	$788,643	$1,788	$(26,349)	$764,082
Corporate and other bonds (1)	2,515	—	(36)	2,479
Commercial MBS
Agency	29,192	—	(5,791)	23,401
Non-agency	12,317	104	(525)	11,896
Total commercial MBS	41,509	104	(6,316)	35,297
Residential MBS
Agency	36,438	—	(4,705)	31,733
Non-agency	14,681	—	(173)	14,508
Total residential MBS	51,119	—	(4,878)	46,241
Total HTM securities	$883,786	$1,892	$(37,579)	$848,099

(1) Other bonds include asset-backed securities.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2024 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
Obligations of states and political subdivisions	$697,683	$715	$(31,763)	$666,635
Corporate and other bonds (1)	3,322	—	(82)	3,240
Commercial MBS
Agency	26,787	—	(6,185)	20,602
Non-agency	17,922	28	(659)	17,291
Total commercial MBS	44,709	28	(6,844)	37,893
Residential MBS
Agency	37,808	—	(6,288)	31,520
Non-agency	20,329	—	(282)	20,047
Total residential MBS	58,137	—	(6,570)	51,567
Total HTM securities	$803,851	$743	$(45,259)	$759,335

(1) Other bonds include asset-backed securities.

The following table presents the amortized cost of HTM securities as of the periods ended, by security type and credit rating (dollars in thousands):

	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	subdivisions	bonds	securities	securities
September 30, 2025
Credit Rating:
AAA/AA/A	$777,922	$—	$1,794	$779,716
BBB/BB/B	1,127	—	—	1,127
Not Rated – Agency (1)	—	—	65,630	65,630
Not Rated – Non-Agency (2)	9,594	2,515	25,204	37,313
Total	$788,643	$2,515	$92,628	$883,786
December 31, 2024
Credit Rating:
AAA/AA/A	$686,923	$—	$5,748	$692,671
BBB/BB/B	1,144	—	—	1,144
Not Rated – Agency (1)	—	—	64,595	64,595
Not Rated – Non-Agency (2)	9,616	3,322	32,503	45,441
Total	$697,683	$3,322	$102,846	$803,851

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

	September 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$510	$506	$3,369	$3,358
Due after one year through five years	18,859	19,278	18,293	18,547
Due after five years through ten years	203,197	196,852	115,243	109,358
Due after ten years	661,220	631,463	666,946	628,072
Total HTM securities	$883,786	$848,099	$803,851	$759,335

Refer to Note 8 “Commitments and Contingencies” within Part I, Item 1 of this Quarterly Report for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of September 30, 2025 and December 31, 2024.

Accrued interest receivable on HTM securities totaled $7.7 million and $8.4 million at September 30, 2025 and December 31, 2024, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2025 and 2024, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company’s HTM investment portfolio primarily consists of highly-rated municipal and agency mortgage-backed securities. At September 30, 2025 and December 31, 2024, the Company’s HTM securities were all current, with no securities past due or on non-accrual. The Company’s HTM securities ACL was immaterial at September 30, 2025 and December 31, 2024.

Restricted Stock, at cost

The FHLB required the Bank to maintain stock in an amount equal to 4.75% of outstanding borrowings and a specific percentage of the member’s total assets at September 30, 2025 and December 31, 2024. The Federal Reserve Bank of Richmond (“FRB”) requires the Company to maintain stock with a par value equal to 6% of its outstanding capital at September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024, restricted stock consisted of FRB stock in the amount of $141.2 million and $82.9 million, respectively, and FHLB stock in the amount of $18.1 million and $20.1 million, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended	Nine Months Ended
	2025	2025
Realized gains (losses) (1):
Gross realized gains	$4	$34
Gross realized losses	—	(117)
Net realized gains (losses)	$4	$(83)
Proceeds from sales of securities	$184	$630,095

	Three Months Ended	Nine Months Ended
	2024	2024
Realized gains (losses) (1):
Gross realized gains	$4	$16
Gross realized losses	—	(6,526)
Net realized gains (losses)	$4	$(6,510)
Proceeds from sales of securities	$102,888	$620,405

(1) Includes gains (losses) on sales and calls of securities.

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Commercial Real Estate Loan Sale

On June 26, 2025, the Company completed the sale of performing CRE loans acquired in the Sandy Spring acquisition with an unpaid principal balance of $2.0 billion, which the Company had classified as held for sale as of the April 1, 2025 acquisition date and marked to fair value at $1.8 billion. The CRE loan sale transaction generated a $10.9 million pre-tax gain, net of expenses, for the nine months ended September 30, 2025. Under the terms of the loan purchase agreement, the Company sold the loans without recourse with servicing retained. Servicing rights held by the Company are initially measured at fair value and recorded as an asset or liability and subsequently measured using the amortization method. At the time of the sale, the Company did not recognize any servicing asset or liability, as the contractual servicing fees were equal to market-based adequate compensation for similar servicing.

Loans Held for Investments

The following tables exclude LHFS and include loan balances associated with the Sandy Spring acquisition as of September 30, 2025.

The Company’s LHFI are stated at their face amount, net of deferred fees and costs, and consisted of the following as of the periods ended (dollars in thousands):

	September 30, 2025	December 31, 2024
Construction and Land Development	$2,163,182	$1,731,108
CRE – Owner Occupied	4,335,919	2,370,119
CRE – Non-Owner Occupied	6,805,302	4,935,590
Multifamily Real Estate	2,196,467	1,240,209
Commercial & Industrial	4,956,770	3,864,695
Residential 1-4 Family – Commercial	1,105,067	719,425
Residential 1-4 Family – Consumer	2,799,669	1,293,817
Residential 1-4 Family – Revolving	1,186,298	756,944
Auto	211,900	316,368
Consumer	121,620	104,882
Other Commercial	1,478,979	1,137,464
Total LHFI, net of deferred fees and costs(1)	27,361,173	18,470,621
Allowance for loan and lease losses	(293,035)	(178,644)
Total LHFI, net	$27,068,138	$18,291,977

(1) Total loans included unamortized premiums and discounts and unamortized deferred fees and costs totaling $847.3 million and $220.6 million as of September 30, 2025 and December 31, 2024, respectively.

Accrued interest receivable on LHFI totaled $103.6 million and $73.7 million at September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable write-offs were not material to the Company’s consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.

The following table shows the aging of the Company’s LHFI portfolio by class at September 30, 2025 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$2,092,719	$1,387	$5,784	$1,856	$61,436	$2,163,182
CRE – Owner Occupied	4,319,099	5,346	2,217	2,790	6,467	4,335,919
CRE – Non-Owner Occupied	6,785,599	4,295	—	2,283	13,125	6,805,302
Multifamily Real Estate	2,187,130	3,113	2,553	2,088	1,583	2,196,467
Commercial & Industrial	4,933,273	4,902	8,397	1,005	9,193	4,956,770
Residential 1-4 Family – Commercial	1,092,236	2,843	803	2,570	6,615	1,105,067
Residential 1-4 Family – Consumer	2,767,900	1,871	3,320	2,955	23,623	2,799,669
Residential 1-4 Family – Revolving	1,173,802	3,074	2,162	1,816	5,444	1,186,298
Auto	207,385	2,744	867	348	556	211,900
Consumer	120,764	329	179	311	37	121,620
Other Commercial	1,475,818	—	—	—	3,161	1,478,979
Total LHFI, net of deferred fees and costs	$27,155,725	$29,904	$26,282	$18,022	$131,240	$27,361,173
% of total loans	99.24%	0.11%	0.10%	0.07%	0.48%	100.00%

The following table shows the aging of the Company’s LHFI portfolio by class at December 31, 2024 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,729,637	$38	$—	$120	$1,313	$1,731,108
CRE – Owner Occupied	2,362,458	2,080	1,074	1,592	2,915	2,370,119
CRE – Non-Owner Occupied	4,926,168	1,381	—	6,874	1,167	4,935,590
Multifamily Real Estate	1,238,711	1,366	—	—	132	1,240,209
Commercial & Industrial	3,820,564	9,405	69	955	33,702	3,864,695
Residential 1-4 Family – Commercial	715,604	697	665	949	1,510	719,425
Residential 1-4 Family – Consumer	1,266,467	5,928	7,390	1,307	12,725	1,293,817
Residential 1-4 Family – Revolving	747,474	1,824	2,110	1,710	3,826	756,944
Auto	311,354	3,615	456	284	659	316,368
Consumer	103,528	804	486	44	20	104,882
Other Commercial	1,132,960	2,167	2,029	308	—	1,137,464
Total LHFI, net of deferred fees and costs	$18,354,925	$29,305	$14,279	$14,143	$57,969	$18,470,621
% of total loans	99.37%	0.16%	0.08%	0.08%	0.31%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status with no related ALLL, a component of the ACL as of the periods ended (dollars in thousands):

	September 30,	December 31,
	2025	2024
Construction and Land Development	$59,486	$—
Commercial Real Estate - Owner Occupied	1,430	—
Commercial Real Estate - Non-Owner Occupied	11,532	—
Multifamily Real Estate	1,472	—
Commercial & Industrial	3,199	2,510
Residential 1-4 Family - Commercial	4,669	—
Other Commercial	1,317	—
Total LHFI, net of deferred fees and costs	$83,105	$2,510

The increase in the amortized cost basis of loans on nonaccrual status with no related allowance for ALLL was primarily due to PCD loans acquired from Sandy Spring, which were nonperforming at the time of acquisition and were recorded at their amortized cost basis in accordance with ASC 326, Financial Instruments – Credit Losses. There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2025 and 2024.

Troubled Loan Modifications (“TLMs”)

The following tables present the amortized cost basis of loan modifications to borrowers experiencing financial difficulty for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2025		2025
	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable
Other-Than-Insignificant Payment Delay
Commercial and Industrial	$—	—%	$1,505	0.03%
CRE – Non-Owner Occupied	—	—%	3,790	0.06%
Total Other-Than-Insignificant Payment Delay	$—		$5,295

Term Extension
Commercial and Industrial	$25	NM %	$25	NM %
CRE – Owner Occupied	753	0.02%	2,269	0.05%
Residential 1-4 Family – Commercial	—	—%	4,633	0.42%
Residential 1-4 Family – Consumer	433	0.02%	986	0.04%
Total Term Extension	$1,211		$7,913

Combination - Other-Than-Insignificant Payment Delay and Term Extension
Commercial and Industrial	$—	—%	$464	0.01%
Total Combination - Other-Than-Insignificant Payment Delay and Term Extension	$—		$464

Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family - Consumer	$972	0.03%	$2,476	0.09%
Total Combination - Term Extension and Interest Rate Reduction	$972		$2,476

Total	$2,183		$16,148

NM = Not Meaningful

	Three Months Ended		Nine Months Ended
	2024		2024
	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable
Combination - Other-Than-Insignificant Payment Delay and Term Extension
Commercial and Industrial	$—	—%	$553	0.01%
CRE – Non-Owner Occupied	—	—%	22,175	0.45%
Total Combination - Other-Than-Insignificant Payment Delay and Term Extension	$—		$22,728

Term Extension
Construction and Land Development	$50	NM %	$50	NM %
Commercial and Industrial	141	NM %	141	NM %
CRE – Owner Occupied	586	0.02%	586	0.02%
Residential 1-4 Family – Consumer	236	0.02%	236	0.02%
Total Term Extension	$1,013		$1,013

Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$283	0.02%	$630	0.05%
Total Combination - Term Extension and Interest Rate Reduction	$283		$630

Combination - Interest Rate Reduction, Term Extension and Other-Than-Insignificant Payment Delay
Commercial and Industrial	$—	—%	$106	NM %
Total Combination - Interest Rate Reduction, Term Extension and Other-Than-Insignificant Payment Delay	$—		$106

Total	$1,296		$24,477

NM = Not Meaningful

The following table describes the financial effects of TLMs on a weighted average basis for TLMs within that loan type for the three and nine months ended September 30,:

Three Months Ended
2025

Term Extension
Loan Type	Financial Effect
Residential 1-4 Family - Consumer	Added a weighted-average 0.9 years to the life of loans.

Nine Months Ended
2025

Term Extension
Loan Type	Financial Effect
CRE – Owner Occupied	Added a weighted-average 0.7 years to the life of loans.
Residential 1-4 Family - Commercial	Added a weighted-average 0.8 years to the life of loans.

Combination - Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family - Consumer	Added a weighted-average 1.6 years to the life of loans and reduced the weighted average contractual interest rate from 5.0% to 2.1%.

Three Months Ended
2024

Term Extension
Loan Type	Financial Effect
CRE – Owner Occupied	Added a weighted-average 3.0 years to the life of loans.

Nine Months Ended
2024

Term Extension
Loan Type	Financial Effect
CRE – Owner Occupied	Added a weighted-average 3.0 years to the life of loans.

Combination - Other-Than-Insignificant Payment Delay and Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 1.0 years to the life of loans.
CRE – Non-Owner Occupied	Added a weighted-average 1.6 years to the life of loans.

The Company considers a default of a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. During the three and nine months ended September 30, 2025 and 2024, the Company did not have any material loans that went into default that had been modified and designated as TLMs in the twelve-month period prior to the time of default.

The Company monitors the performance of TLMs to determine the effectiveness of the modifications. During the three and nine months ended September 30, 2025 and 2024, the Company did not have any material loans that had been modified and designated as TLMs that were past due.

As of September 30, 2025 and December 31, 2024, there were no material unfunded commitments on loans modified and designated as TLMs.

Allowance for Loan and Lease Losses

ALLL on the loan portfolio is a material estimate for the Company. The Company estimates its ALLL on its loan portfolio on a quarterly basis. The Company models the ALLL using two primary segments, Commercial and Consumer. Each loan segment is further disaggregated into classes based on similar risk characteristics. The Company has identified the following classes within each loan segment:

●	Commercial: Construction and Land Development, CRE – Owner Occupied, CRE – Non-Owner Occupied, Multifamily Real Estate, Commercial & Industrial, Residential 1-4 Family – Commercial, and Other Commercial
●	Consumer: Residential 1-4 Family – Consumer, Residential 1-4 Family – Revolving, Auto, and Consumer

The following tables show the ALLL activity by loan segment for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended			Nine Months Ended
	2025			2025
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$257,403	$58,171	$315,574	$148,887	$29,757	$178,644
Initial allowance on Sandy Spring PCD loans (1)	—	—	—	21,255	7,010	28,265
Loans charged-off (1)	(39,575)	(865)	(40,440)	(42,958)	(2,947)	(45,905)
Recoveries credited to allowance	1,223	624	1,847	2,999	1,369	4,368
Initial Provision - Sandy Spring non-PCD loans	—	—	—	64,740	24,798	89,538
Provision charged to operations	14,708	1,346	16,054	38,836	(711)	38,125
Balance at end of period	$233,759	$59,276	$293,035	$233,759	$59,276	$293,035

(1) In accordance with GAAP, amounts for the three months and nine months ended September 30, 2025 exclude $19.0 million, and $53.5 million, respectively, of net charge-offs related to certain PCD loans that met the Company’s charge-off policy at the time of the acquisition. The amounts excluded for the three months ended September 30, 2025 related to a measurement period adjustment recorded in the third quarter of 2025 associated with the Sandy Spring acquisition, based on additional information and evidence obtained by the Company relating to events or circumstances existing at the acquisition date.

	Three Months Ended			Nine Months Ended
	2024			2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$131,139	$26,992	$158,131	$105,896	$26,286	$132,182
Initial allowance on American National PCD loans	—	—	—	2,609	1,287	3,896
Loans charged-off	(1,642)	(1,077)	(2,719)	(8,675)	(3,026)	(11,701)
Recoveries credited to allowance	1,292	761	2,053	2,881	1,497	4,378
Initial Provision - American National non-PCD loans	—	—	—	11,213	2,016	13,229
Provision charged to operations	1,931	1,289	3,220	18,796	(95)	18,701
Balance at end of period	$132,720	$27,965	$160,685	$132,720	$27,965	$160,685

The following table presents additional information related to the acquired Sandy Spring loan portfolio at the acquisition date, including the initial ACL at acquisition on the PCD loans (dollars in thousands):

PCD Loans	April 1, 2025
Book value of acquired loans at acquisition (1)	$1,724,771
Initial ACL at acquisition (2)	(28,265)
Non-credit discount at acquisition	(162,140)
Purchase Price	$1,534,366

Non-PCD Loans:
Fair Value	$7,077,565
Gross contractual amounts receivable	7,676,836
Estimate of contractual cash flows not expected to be collected	130,113

(1) The Company recorded a $19.0 million measurement period adjustment during the three months ended September 30, 2025 associated with the Sandy Spring acquisition, based on additional information and evidence obtained by the Company relating to events or circumstances existing at the acquisition date, reducing the book value of loans acquired at acquisition.

(2) In accordance with GAAP, the amounts exclude $53.5 million of net charge-offs related to certain PCD loans that met the Company’s charge-off policy at the time of the acquisition.

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

The table below details the amortized cost and gross write-offs of the classes of loans within the Commercial segment by risk level and year of origination as of September 30, (dollars in thousands):

	2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Construction and Land Development
Pass	$376,118	$531,272	$328,884	$270,350	$39,584	$77,746	$282,076	$1,906,030
Watch	11,861	1,750	4,655	1,953	34,969	3,188	11,262	69,638
Special Mention	275	2,985	1,140	30,120	2,611	4,062	—	41,193
Substandard	1,122	1,321	662	32,361	29,692	8,472	72,691	146,321
Total Construction and Land Development	$389,376	$537,328	$335,341	$334,784	$106,856	$93,468	$366,029	$2,163,182
Current period gross write-off	$—	$—	$—	$—	$(32)	$(3)	$—	$(35)

CRE – Owner Occupied
Pass	$260,610	$316,012	$310,695	$521,694	$534,798	$1,945,013	$90,438	$3,979,260
Watch	8,042	14,905	20,716	12,635	6,011	65,227	2,025	129,561
Special Mention	4,327	8,601	13,117	10,483	6,568	62,445	1,119	106,660
Substandard	231	5,559	7,637	5,252	30,494	70,992	140	120,305
Doubtful	—	—	—	—	—	133	—	133
Total CRE – Owner Occupied	$273,210	$345,077	$352,165	$550,064	$577,871	$2,143,810	$93,722	$4,335,919
Current period gross write-off	$—	$—	$—	$—	$—	$(147)	$—	$(147)

CRE – Non-Owner Occupied
Pass	$489,891	$406,801	$814,051	$986,896	$777,370	$2,756,749	$78,612	$6,310,370
Watch	—	558	12,582	21,314	24,148	60,975	13,484	133,061
Special Mention	—	1,741	31,028	28,697	48,756	82,191	—	192,413
Substandard	—	—	6,268	44,374	1,135	117,635	46	169,458
Total CRE – Non-Owner Occupied	$489,891	$409,100	$863,929	$1,081,281	$851,409	$3,017,550	$92,142	$6,805,302
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & Industrial
Pass	$877,993	$806,060	$474,593	$540,182	$272,984	$379,300	$1,079,267	$4,430,379
Watch	16,001	43,207	23,111	61,779	9,649	21,708	134,007	309,462
Special Mention	2,003	12,151	8,536	9,051	4,459	6,804	45,071	88,075
Substandard	133	11,752	34,274	23,256	13,032	5,420	39,600	127,467
Doubtful	2	—	—	—	—	—	1,385	1,387
Total Commercial & Industrial	$896,132	$873,170	$540,514	$634,268	$300,124	$413,232	$1,299,330	$4,956,770
Current period gross write-off	$—	$(1,605)	$(69)	$(1,209)	$—	$(94)	$(34,500)	$(37,477)

Multifamily Real Estate
Pass	$153,774	$75,590	$281,686	$396,790	$280,010	$603,912	$57,041	$1,848,803
Watch	—	—	14,076	27,968	99,511	5,970	1,313	148,838
Special Mention	—	672	—	11,396	28,173	17,449	—	57,690
Substandard	—	728	—	39,072	25,741	75,595	—	141,136
Total Multifamily Real Estate	$153,774	$76,990	$295,762	$475,226	$433,435	$702,926	$58,354	$2,196,467
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 Family – Commercial
Pass	$74,347	$58,644	$80,659	$186,893	$175,518	$434,519	$3,909	$1,014,489
Watch	575	2,233	1,227	4,402	1,134	15,404	3,105	28,080
Special Mention	1,240	353	—	23,696	1,543	17,826	—	44,658
Substandard	350	—	—	636	4,373	12,228	253	17,840
Total Residential 1-4 Family – Commercial	$76,512	$61,230	$81,886	$215,627	$182,568	$479,977	$7,267	$1,105,067
Current period gross write-off	$—	$—	$—	$—	$—	$(38)	$—	$(38)

Other Commercial
Pass	$219,877	$227,095	$174,991	$159,652	$174,644	$214,501	$255,682	$1,426,442
Watch	—	—	121	19,140	797	5,854	10	25,922
Special Mention	—	—	2,045	304	187	9,624	2,014	14,174
Substandard	—	—	2,337	3,641	2,114	1,359	2,990	12,441
Total Other Commercial	$219,877	$227,095	$179,494	$182,737	$177,742	$231,338	$260,696	$1,478,979
Current period gross write-off	$—	$—	$—	$(2,617)	$—	$(2,644)	$—	$(5,261)

Total Commercial
Pass	$2,452,610	$2,421,474	$2,465,559	$3,062,457	$2,254,908	$6,411,740	$1,847,025	$20,915,773
Watch	36,479	62,653	76,488	149,191	176,219	178,326	165,206	844,562
Special Mention	7,845	26,503	55,866	113,747	92,297	200,401	48,204	544,863
Substandard	1,836	19,360	51,178	148,592	106,581	291,701	115,720	734,968
Doubtful	2	—	—	—	—	133	1,385	1,520
Total Commercial	$2,498,772	$2,529,990	$2,649,091	$3,473,987	$2,630,005	$7,082,301	$2,177,540	$23,041,686
Total current period gross write-off	$—	$(1,605)	$(69)	$(3,826)	$(32)	$(2,926)	$(34,500)	$(42,958)

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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost and gross write-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of September 30, (dollars in thousands):

	2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$238,888	$198,343	$218,225	$702,006	$610,074	$784,818	$15,546	$2,767,900
30-59 Days Past Due	—	36	226	241	9	1,255	104	1,871
60-89 Days Past Due	—	479	45	165	226	2,405	—	3,320
90+ Days Past Due	281	—	183	356	—	2,135	—	2,955
Nonaccrual	—	125	1,286	5,709	3,131	13,372	—	23,623
Total Residential 1-4 Family – Consumer	$239,169	$198,983	$219,965	$708,477	$613,440	$803,985	$15,650	$2,799,669
Current period gross write-off	$—	$—	$—	$(105)	$—	$(53)	$—	$(158)

Residential 1-4 Family – Revolving
Current	$18,565	$13,785	$25,679	$40,535	$9,963	$9,110	$1,056,165	$1,173,802
30-59 Days Past Due	—	33	63	318	—	18	2,642	3,074
60-89 Days Past Due	60	—	—	128	—	35	1,939	2,162
90+ Days Past Due	—	—	274	183	56	64	1,239	1,816
Nonaccrual	—	—	300	147	35	820	4,142	5,444
Total Residential 1-4 Family – Revolving	$18,625	$13,818	$26,316	$41,311	$10,054	$10,047	$1,066,127	$1,186,298
Current period gross write-off	$—	$—	$—	$—	$—	$—	$(198)	$(198)

Auto
Current	$1,542	$1,937	$40,693	$100,695	$43,548	$18,970	$—	$207,385
30-59 Days Past Due	—	—	482	1,488	517	257	—	2,744
60-89 Days Past Due	—	—	167	312	229	159	—	867
90+ Days Past Due	66	—	98	113	69	2	—	348
Nonaccrual	—	—	86	285	108	77	—	556
Total Auto	$1,608	$1,937	$41,526	$102,893	$44,471	$19,465	$—	$211,900
Current period gross write-off	$(80)	$—	$(193)	$(809)	$(182)	$(134)	$—	$(1,398)

Consumer
Current	$11,734	$9,510	$5,511	$7,166	$5,307	$27,914	$53,622	$120,764
30-59 Days Past Due	4	21	29	13	12	133	117	329
60-89 Days Past Due	—	31	30	13	7	46	52	179
90+ Days Past Due	3	17	16	48	—	227	—	311
Nonaccrual	—	3	20	10	4	—	—	37
Total Consumer	$11,741	$9,582	$5,606	$7,250	$5,330	$28,320	$53,791	$121,620
Current period gross write-off	$(7)	$(176)	$(205)	$(29)	$(31)	$(636)	$(109)	$(1,193)

Total Consumer
Current	$270,729	$223,575	$290,108	$850,402	$668,892	$840,812	$1,125,333	$4,269,851
30-59 Days Past Due	4	90	800	2,060	538	1,663	2,863	8,018
60-89 Days Past Due	60	510	242	618	462	2,645	1,991	6,528
90+ Days Past Due	350	17	571	700	125	2,428	1,239	5,430
Nonaccrual	—	128	1,692	6,151	3,278	14,269	4,142	29,660
Total Consumer	$271,143	$224,320	$293,413	$859,931	$673,295	$861,817	$1,135,568	$4,319,487
Total current period gross write-off	$(87)	$(176)	$(398)	$(943)	$(213)	$(823)	$(307)	$(2,947)

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

As of September 30, 2025 and December 31, 2024, the Company did not have any material revolving loans convert to term.

5. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. The Company has determined that its core deposit intangibles have finite lives and are amortized over their estimated useful lives, which is ten years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from five months to 16 years, using various methods. The Company concluded that there was no impairment to goodwill or intangible assets as of the balance sheet date. In the normal course of business, the Company routinely monitors the impact of the changes in the financial markets and includes these assessments in the Company’s impairment process.

Preliminary goodwill associated with the Sandy Spring acquisition totaled $512.3 million at September 30, 2025 and was calculated based on the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, inclusive of subsequent measurement period adjustments described below, and is subject to change if the Company obtains additional information and evidence within the one-year measurement period. The Company recorded measurement period adjustments in the third quarter of 2025 related to the Sandy Spring acquisition, primarily related to other liabilities and fair values of certain loans, which resulted in a $15.4 million increase in preliminary goodwill associated with the Sandy Spring acquisition compared to June 30, 2025. See Note 2 “Acquisitions” in Part I, Item 1 of this Quarterly Report for more information on the Sandy Spring acquisition.

The following table provides information on the significant components of goodwill and other acquired intangible assets as of the periods ended (dollars in thousands):

	Gross	Additions:		Net
	Carrying	Sandy Spring	Accumulated	Carrying
	Value	Acquisition (1)	Amortization	Value
September 30, 2025
Goodwill	$1,214,053	$512,333	$—	$1,726,386
CDIs	153,740	243,351	(116,136)	280,955
Other amortizable intangibles	14,254	47,299	(9,272)	52,281

(1) Includes a $15.4 million increase in preliminary goodwill associated with the Sandy Spring acquisition related to measurement period adjustments during the third quarter of 2025. Refer to Note 2 “Acquisitions” for more information.

	Gross	Additions:		Net
	Carrying	American National	Accumulated	Carrying
	Value	Acquisition	Amortization	Value
December 31, 2024
Goodwill	$925,211	$288,842	$—	$1,214,053
CDIs	85,491	74,410	(85,768)	74,133
Other amortizable intangibles	3,977	10,277	(3,824)	10,430

The following table presents the Company’s goodwill and intangible assets by operating segment as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
September 30, 2025
Goodwill (1)	$1,249,654	$476,732	$—	$1,726,386
Intangible Assets (2)	52,037	657	280,542	333,236
December 31, 2024
Goodwill	$850,035	$364,018	$—	$1,214,053
Intangible Assets	8,714	778	75,071	84,563
(1)	Wholesale Banking and Consumer Banking includes gross carrying values of $399.6 million and $112.7 million, respectively, related to goodwill from the Sandy Spring acquisition. Refer to Note 2 “Acquisitions” for more information.
(2)	Wholesale Banking and Corporate Other includes gross carrying values of $46.3 million and $244.4 million, respectively, related to intangible assets from the Sandy Spring acquisition. Refer to Note 2 “Acquisitions” for more information.

Amortization expense of intangibles for the three months ended September 30, 2025 and 2024 totaled $18.1 million and $5.8 million, respectively, and totaled $42.0 million and $13.7 million, respectively, for the nine months ended September 30, 2025 and 2024. As of September 30, 2025, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining three months of 2025	$17,691
2026	60,282
2027	50,407
2028	41,936
2029	35,235
Thereafter	127,685
Total estimated amortization expense	$333,236

6. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with terms ranging from 11 months to 122 months. At September 30, 2025 and December 31, 2024, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $115.1 million and $102.6 million, respectively.

Total net investment in sales-type and direct financing leases are included in “Loans held for investment, net of deferred fees and costs” on the Company’s Consolidated Balance Sheets and consisted of the following as of the periods ended (dollars in thousands):

	September 30, 2025	December 31, 2024
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$585,012	$529,657
Unguaranteed residual values, net of unearned income and deferred selling profit	37,271	34,546
Total net investment in sales-type and direct financing leases	$622,283	$564,203

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

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information for the following periods ended (dollars in thousands):

	September 30, 2025		December 31, 2024
	Operating	Finance	Operating	Finance
ROU assets	$108,253	$5,863	$74,782	$3,751
Lease liabilities	124,672	7,591	79,642	5,769
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	8.21	7.72	10.96	4.08
Weighted-average discount rate (1)	5.63%	2.81%	6.24%	1.17%

(1) A lease implicit rate or an incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Nine months ended September 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$57	$57
Operating Cash Flows from Operating Leases	16,680	10,802
Financing Cash Flows from Finance Leases	994	955
ROU assets obtained in exchange for lease obligations:
Operating leases	$15,671	$4,135
Finance leases	2,816	—

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net Operating Lease Cost	$5,924	$3,448	$15,264	$9,994
Finance Lease Cost:
Amortization of right-of-use assets	245	230	704	689
Interest on lease liabilities	25	18	57	57
Total Lease Cost	$6,194	$3,696	$16,025	$10,740

The maturities of lessor and lessee arrangements outstanding as of September 30, 2025 are presented in the table below for the years ending (dollars in thousands):

	September 30, 2025
	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining three months of 2025	$41,486	$6,513	$415
2026	148,861	25,356	1,667
2027	150,703	23,930	1,702
2028	115,652	21,321	1,739
2029	86,632	15,890	367
Thereafter	137,958	70,034	2,992
Total undiscounted cash flows	681,292	163,044	8,882
Less: Adjustments (1)	96,280	38,372	1,291
Total (2)	$585,012	$124,672	$7,591

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

Total short-term borrowings consisted of the following as of the periods ended (dollars in thousands):

	September 30,	December 31,
	2025	2024
Securities sold under agreements to repurchase	$91,630	$56,275
FHLB Advances	—	60,000
Total short-term borrowings	$91,630	$116,275

Average outstanding balance during the period	$189,621	$445,339
Average interest rate during the period	3.59%	5.22%
Average interest rate at end of period	2.65%	3.34%

The Company maintains federal funds lines with several correspondent banks; the available balance was $1.4 billion at September 30, 2025 and $597.0 million at December 31, 2024. The Company also maintains an alternate line of credit at a correspondent bank, and the available balance was $25.0 million at both September 30, 2025 and December 31, 2024. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $11.2 billion and $7.4 billion at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, the Company’s secured line of credit capacity totaled $5.4 billion and $2.8 billion, respectively, of which $5.4 billion and $2.4 billion were available at September 30, 2025 and December 31, 2024, respectively. The Company’s borrowing capacity with the Federal Reserve Discount Window totaled $3.4 billion and $3.0 billion, none of which was used at September 30, 2025 and December 31, 2024, respectively.

Refer to Note 8 “Commitments and Contingencies” for additional information on the Company’s pledged collateral. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and was in compliance with these covenants as of September 30, 2025 and December 31, 2024.

Long-term Borrowings

In connection with the Sandy Spring acquisition, the Company assumed subordinated debt with a principal balance of $358.0 million. Refer to the table below for contractual rates and maturity terms. Total long-term borrowings consisted of the following as of September 30, 2025 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR		Rate (3)	Maturity	Investment (4)
Trust Preferred Capital Securities (5)
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75	% (1)	6.99%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40	% (1)	5.64%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73	% (1)	6.97%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10	% (1)	7.34%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10	% (1)	7.34%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65	% (1)	6.89%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50	% (1)	5.74%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55	% (1)	5.79%	7/30/2037	774
MFC Capital Trust II	5,000	2.85	% (1)	7.09%	1/23/2034	155
AMNB Statutory Trust I	20,000	1.35	% (1)	5.59%	6/30/2036	619
MidCarolina Trust I	5,000	3.45	% (2)	7.43%	11/7/2032	155
MidCarolina Trust II	3,500	2.95	% (2)	6.93%	1/7/2034	109
Total Trust Preferred Capital Securities	$179,000					$5,542
Subordinated Debt (5)
2031 Subordinated Debt (6)	$250,000	—%		2.88%	12/15/2031
2032 Subordinated Debt (7)	190,000	—%		3.88%	3/30/2032
2029 Subordinated Debt (8)	168,000	2.62	% (1)	6.86%	11/15/2029
Total Subordinated Debt	$608,000
Fair Value Discount (9)	(23,860)
Investment in Trust Preferred Capital Securities	5,542
Total Long-term Borrowings	$768,682

(1) Three-Month Chicago Mercantile Exchange Secured Overnight Financing Rate (“SOFR”) + 0.262%.

(2) Three-Month Chicago Mercantile Exchange SOFR.

(3) Rate as of September 30, 2025. Calculated using non-rounded numbers.

(4) Represents the junior subordinated debentures owned by the Company in trust and is reported in “Other assets” on the Company’s Consolidated Balance Sheets.

(5) Trust Preferred Capital Securities and Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.

(6) Fixed-to-floating rate notes. On December 15, 2026, the interest rate changes to a floating rate of the then current Three-Month Term SOFR plus a spread of 186 bps through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after December 15, 2026.

(7) Fixed-to-floating rate notes acquired in the Sandy Spring acquisition. On March 30, 2027, the interest rate changes to a floating rate equal to the then current Three-Month Term SOFR plus a spread of 196.5 bps through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after March 30, 2027.

(8) Fixed-to-floating rate notes acquired in the Sandy Spring acquisition. On November 15, 2024, the interest rate changed to a floating rate equal to the then current Three-Month Term SOFR plus a spread of 262 bps and a 26 bps spread adjustment through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after November 15, 2024.

(9) Remaining discounts of $13.2 million and $10.7 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

Total long-term borrowings consisted of the following as of December 31, 2024 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR		Rate (3)	Maturity	Investment (4)
Trust Preferred Capital Securities (5)
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75	% (1)	7.32%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40	% (1)	5.97%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73	% (1)	7.30%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10	% (1)	7.67%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10	% (1)	7.67%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65	% (1)	7.22%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50	% (1)	6.07%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55	% (1)	6.12%	7/30/2037	774
MFC Capital Trust II	5,000	2.85	% (1)	7.42%	1/23/2034	155
AMNB Statutory Trust I	20,000	1.35	% (1)	5.92%	6/30/2036	619
MidCarolina Trust I	5,000	3.45	% (2)	7.76%	11/7/2032	155
MidCarolina Trust II	3,500	2.95	% (2)	7.26%	1/7/2034	109
Total Trust Preferred Capital Securities	$179,000					$5,542
Subordinated Debt (5)
2031 Subordinated Debt (6)	250,000	—%		2.875%	12/15/2031
Total Subordinated Debt	$250,000
Fair Value Discount (7)	(16,239)
Investment in Trust Preferred Capital Securities	5,542
Total Long-term Borrowings	$418,303

(1) Three-Month Chicago Mercantile Exchange SOFR + 0.262%.

(2) Three-Month Chicago Mercantile Exchange SOFR.

(3) Rate as of December 31, 2024. Calculated using non-rounded numbers.

(4) Represents the junior subordinated debentures owned by the Company in trust and is reported in “Other assets” on the Company’s Consolidated Balance Sheets.

(5) Trust Preferred Capital Securities and Subordinated notes qualify as Tier 2 capital for the Company for regulatory purposes.

(6) Fixed-to-floating rate notes. On December 15, 2026, the interest changes to a floating rate of the then current Three-Month Term SOFR plus a spread of 186 bps through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after December 15, 2026.

(7) Remaining discounts of $14.0 million and $2.2 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of September 30, 2025, the scheduled maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
For the remaining three months of 2025	$—	$—	$(3,178)	(3,178)
2026	—	—	(5,165)	(5,165)
2027	—	—	(2,485)	(2,485)
2028	—	—	(2,309)	(2,309)
2029	—	168,000	(2,198)	165,802
Thereafter	184,542	440,000	(8,525)	616,017
Total long-term borrowings	$184,542	$608,000	$(23,860)	$768,682

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

As of September 30, 2025, the Company has maintained a probable and estimable liability in connection with this matter.

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

The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold, included in “Other Liabilities” on the Company’s Consolidated Balance Sheets. At September 30, 2025 and December 31, 2024, the Company’s reserve for unfunded commitments and indemnification reserve totaled $27.5 million and $15.3 million, respectively.

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

The following table presents the balances of commitments and contingencies as of the periods ended (dollars in thousands):

	September 30, 2025	December 31, 2024
Commitments with off-balance sheet risk:
Commitments to extend credit(1)	$9,660,035	$5,987,562
Letters of credit	220,921	145,985
Total commitments with off-balance sheet risk	$9,880,956	$6,133,547

(1) Includes unfunded overdraft protection.

As of September 30, 2025, the Company had approximately $191.3 million in deposits in other financial institutions of which $110.7 million served as collateral for cash flow, fair value and loan swap derivatives. As of December 31, 2024, the Company had approximately $184.6 million in deposits in other financial institutions of which $134.7 million served as collateral for cash flow, fair value and loan swap derivatives. The Company had approximately $77.5 million and $47.2 million, respectively, in deposits in other financial institutions that were uninsured at September 30, 2025 and December 31, 2024. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate contracts to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. For the over-the-counter derivatives cleared with the central clearinghouses, the variation margin is treated as a settlement of the related derivatives fair values. Refer to Note 9 “Derivatives” within Part I, Item 1 of this Quarterly Report for additional information.

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

	Pledged Assets as of September 30, 2025
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$1,268,275	$602,964	$—	$1,871,239
Repurchase agreements	—	149,055	—	—	149,055
FHLB advances	—	541,998	9,475	8,392,429	8,943,902
Derivatives	110,671	64,058	—	—	174,729
Federal Reserve Discount Window	—	—	—	4,698,212	4,698,212
Other purposes	—	44,084	—	—	44,084
Total pledged assets	$110,671	$2,067,470	$612,439	$13,090,641	$15,881,221

(1) Balance represents market value.

(2) Balance represents book value.

	Pledged Assets as of December 31, 2024
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans (2)	Total
Public deposits	$—	$771,486	$601,421	$—	$1,372,907
Repurchase agreements	—	93,667	—	—	93,667
FHLB advances	—	579,947	9,417	4,089,049	4,678,413
Derivatives	134,668	62,199	—	—	196,867
Federal Reserve Discount Window	—	—	—	4,358,701	4,358,701
Other purposes	—	18,713	—	—	18,713
Total pledged assets	$134,668	$1,526,012	$610,838	$8,447,750	$10,719,268

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

The following table summarizes key elements of the Company’s derivative instruments as of the periods ended, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	September 30, 2025			December 31, 2024
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$1,348	$1,076	$900,000	$—	$6,467
Fair value hedges:
Loans	65,261	731	—	72,807	1,469	—
Securities	50,000	451	—	50,000	1,157	—
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	9,595,557	107,757	168,098	7,529,494	94,772	192,683
Foreign exchange contracts	12,150	6	1,520	12,449	47	398

Cash collateral (received)/pledged (5)	$—	$(16,590)	$—	$—	$(15,685)	$—

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

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of the periods ended (dollars in thousands):

	September 30, 2025		December 31, 2024
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$68,921	$(442)	$73,603	$(1,150)
Loans (3)	65,261	(7,850)	72,807	(10,063)

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amount of the designated hedged item at September 30, 2025 and December 31, 2024 totaled $50 million.

(2) Carrying value represents amortized cost.

(3) The fair value of the swaps associated with the derivative related to hedged items at September 30, 2025 and December 31, 2024 was an unrealized gain of $8.0 million and $10.2 million, respectively.

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

Share Repurchase Programs

The Company’s share repurchase program activity is dependent on management’s determination of its capital deployment needs, subject to market, economic, and regulatory conditions. Authorized repurchase programs allow the Company to repurchase its common stock through either open market transactions or privately negotiated transactions. There have been no active share repurchase programs in 2025 or 2024.

Series A Preferred Stock

The Company has 6,900,000 depositary shares outstanding, each representing a 1/400th ownership interest in a share of its Series A preferred stock with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share), including 900,000 depositary shares pursuant to the exercise in full by the underwriters of their option to purchase additional depositary shares.

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the three and nine months ended September 30, 2025 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI (loss) – June 30, 2025	$(294,373)	$—	$(26,540)	$127	$(320,786)
Other comprehensive (loss) income:
Other comprehensive income before reclassification	35,020	—	2,863	—	37,883
Amounts reclassified from AOCI into earnings	(3)	—	—	(202)	(205)
Net current period other comprehensive income (loss)	35,017	—	2,863	(202)	37,678
AOCI (loss) – September 30, 2025	$(259,356)	$—	$(23,677)	$(75)	$(283,108)

		Unrealized Gains
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses) on
	Securities	HTM	Flow Hedge	BOLI	Total
AOCI (loss) – December 31, 2024	$(317,142)	$—	$(43,078)	$534	$(359,686)
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassification	57,721	—	19,401	(10)	77,112
Amounts reclassified from AOCI into earnings	65	—	—	(599)	(534)
Net current period other comprehensive income (loss)	57,786	—	19,401	(609)	76,578
AOCI (loss) – September 30, 2025	$(259,356)	$—	$(23,677)	$(75)	$(283,108)

The change in AOCI for the three and nine months ended September 30, 2024 is summarized as follows, net of tax (dollars in thousands):

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI (loss) – June 30, 2024	$(330,804)	$1	$(52,775)	$991	$(382,587)
Other comprehensive (loss) income:
Other comprehensive income before reclassification	66,856	—	23,589	—	90,445
Amounts reclassified from AOCI into earnings	(3)	—	—	(162)	(165)
Net current period other comprehensive income (loss)	66,853	—	23,589	(162)	90,280
AOCI (loss) – September 30, 2024	$(263,951)	$1	$(29,186)	$829	$(292,307)

		Unrealized Gain
		(Losses)
	Unrealized	for AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred to	Value of Cash	(Losses)
	Securities	HTM	Flow Hedge	on BOLI	Total
AOCI (loss) – December 31, 2023	$(302,532)	$6	$(42,165)	$1,342	$(343,349)
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassification	33,438	—	12,979	(16)	46,401
Amounts reclassified from AOCI into earnings	5,143	(5)	—	(497)	4,641
Net current period other comprehensive income (loss )	38,581	(5)	12,979	(513)	51,042
AOCI (loss) – September 30, 2024	$(263,951)	$1	$(29,186)	$829	$(292,307)

11. FAIR VALUE MEASUREMENTS

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

●	AFS Securities: AFS securities are recorded at fair value on a recurring basis. The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuation for periods ended September 30, 2025 and December 31, 2024.

The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the table below.

●	Loans Held for Sale: Residential loans originated for sale in the open market are carried at fair value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

●	Derivative Instruments: The Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to the borrower’s performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of MBS by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or be funded. No significant differences were identified during the valuations as of September 30, 2025 and December 31, 2024. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of the periods ended (dollars in thousands):

	Fair Value Measurements at September 30, 2025 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$113,159	$16,122	$—	$129,281
Obligations of states and political subdivisions	—	481,515	—	481,515
Corporate and other bonds(1)	—	246,155	—	246,155
MBS	—	3,408,640	—	3,408,640
Other securities	—	1,932	—	1,932
LHFS	—	24,772	—	24,772
Financial Derivatives(2)	—	110,293	—	110,293

LIABILITIES
Financial Derivatives(2)	$—	$170,694	$—	$170,694

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

The following tables summarize the Company’s financial assets that were measured on a nonrecurring basis as of the periods ended (dollars in thousands):

Fair Value Measurements at September 30, 2025 using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Individually assessed loans(1)	$—	$—	$1,736	$1,736

(1) Net of reserves of $299,000 related to collateral dependent loans as of September 30, 2025.

Fair Value Measurements at December 31, 2024 using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Individually assessed loans(1)	$—	$—	$14,636	$14,636

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

●	Cash and Cash Equivalents: The carrying amount is a reasonable estimate of fair value.
●	HTM Securities: The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2; however, there are a few investments that are considered to be Level 3. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuations as of September 30, 2025 and December 31, 2024.
●	Loans and Leases: The fair value of loans and leases were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans and leases. The fair value of performing loans and leases were estimated through use of discounted cash flows. Credit loss assumptions were based on market probability of default/loss given default for loan and lease cohorts. The discount rate was based primarily on recent market origination rates. Fair value of loans and leases individually assessed and their respective levels within the fair value hierarchy are described in the previous section related to fair value measurements of assets that are measured on a nonrecurring basis.
●	Accrued Interest: The carrying amounts of accrued interest approximate fair value.
●	Bank Owned Life Insurance: The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.
●	Deposits: The fair value of demand deposits, savings accounts, brokered deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
●	Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and any other short-term borrowings approximate their fair value. The fair values of the Company’s long-term borrowings, including trust preferred securities are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

The carrying values and estimated fair values of the Company’s financial instruments as of the periods ended are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2025 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$794,665	$794,665	$—	$—	$794,665
AFS securities	4,267,523	113,159	4,154,364	—	4,267,523
HTM securities	883,786	—	847,198	901	848,099
Restricted stock	159,320	—	159,320	—	159,320
LHFS	24,772	—	24,772	—	24,772
LHFI, net of deferred fees and costs	27,361,173	—	—	27,055,519	27,055,519
Financial Derivatives (1)	110,293	—	110,293	—	110,293
Accrued interest receivable	127,788	—	127,788	—	127,788
BOLI	669,102	—	669,102	—	669,102

LIABILITIES
Deposits	$30,665,324	$—	$30,658,640	$—	$30,658,640
Borrowings	860,312	—	780,165	—	780,165
Accrued interest payable	22,128	—	22,128	—	22,128
Financial Derivatives (1)	170,694	—	170,694	—	170,694

(1) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at December 31, 2024 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$354,074	$354,074	$—	$—	$354,074
AFS securities	2,442,166	62,199	2,379,967	—	2,442,166
HTM securities	803,851	—	758,400	935	759,335
Restricted stock	102,954	—	102,954	—	102,954
LHFS	9,420	—	9,420	—	9,420
LHFI, net of deferred fees and costs	18,470,621	—	—	17,896,688	17,896,688
Financial Derivatives (1)	97,445	—	97,445	—	97,445
Accrued interest receivable	92,541	—	92,541	—	92,541
BOLI	493,396	—	493,396	—	493,396

LIABILITIES
Deposits	$20,397,619	$—	$20,393,673	$—	$20,393,673
Borrowings	534,578	—	471,671	—	471,671
Accrued interest payable	26,214	—	26,214	—	26,214
Financial Derivatives (1)	199,548	—	199,548	—	199,548

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

12. INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was 20.8% and 17.0%, respectively, and the effective tax rate for the nine months ended September 30, 2025 and 2024 was 17.2% and 19.7%, respectively. The increase in the effective tax rate for the three months ended September 30, 2025 is primarily due to the Sandy Spring acquisition, which resulted in additional state income tax expense, as well as an overall increase in the proportion of tax-exempt to pre-tax income. The decrease in the effective tax rate for the nine months ended September 30, 2025 primarily reflects the impact of the Sandy Spring acquisition, which resulted in a $8.0 million income tax benefit in the second quarter of 2025 related to the Company re-evaluating its state net deferred tax assets as a result of the Sandy Spring acquisition, as well as the impact of the $4.8 million valuation allowance established during the second quarter of 2024.

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the Company’s view regarding the future realization of deferred tax assets. The Company’s valuation allowance was $11.9 million and $4.4 million as of September 30, 2025 and December 31, 2024, respectively. The increase in the valuation allowance was due to the Sandy Spring acquisition and Sandy Spring’s historical valuation allowance related to net operating losses in certain state filing jurisdictions.

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law by the federal government. In accordance with ASC 740, Income Taxes, the Company recognized the total effect of the tax law changes in the quarter ended September 30, 2025, the interim period in which the law was enacted. The tax provisions of the One Big Beautiful Bill Act did not have a material impact on the Company’s income tax balances.

13. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards and incremental shares related to the Forward Sale Agreements, and excluding weighted shares outstanding for which the results would have been anti-dilutive. See Note 10 “Stockholders’ Equity” in Part I, Item 1 of this Quarterly Report for more information on the Forward Sale Agreements.

The following table presents basic and diluted EPS calculations for the three and nine months ended September 30, (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Net Income
Net Income	$92,140	$76,415	$161,749	$151,346
Less: Preferred Stock Dividends	2,967	2,967	8,901	8,901
Net income available to common shareholders	$89,173	$73,448	$152,848	$142,445

Weighted average shares outstanding, basic	141,729	89,781	124,403	84,933
Dilutive effect of stock awards and forward equity sale agreements	257	—	392	—
Weighted average shares outstanding, diluted	141,986	89,781	124,795	84,933

Earnings per common share, basic	$0.63	$0.82	$1.23	$1.68
Earnings per common share, diluted	$0.63	$0.82	$1.22	$1.68

14. SEGMENT REPORTING AND REVENUE

Operating Segments

The Company has two reportable operating segments, Wholesale Banking and Consumer Banking, with corporate support functions and intercompany eliminations being presented within Corporate Other.

The following table presents and reconciles income before income taxes compared to the Consolidated Statements of Income. Income before income taxes for the three months ended September 30, 2025 and 2024 totaled $116.3 million and $92.0 million, respectively. Income before income taxes for the nine months ended September 30, 2025 and 2024 totaled $195.3 million and $188.5 million, respectively. The information is disaggregated by major source and reportable operating segment for the three and nine months ended September 30, (dollars in thousands):

Three Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other	Total
2025
Interest and dividend income	$454,493	$252,031	$(203,087)	$503,437
Interest expense	293,637	137,295	(246,705)	184,227
Net interest income	160,856	114,736	43,618	319,210
Provision for credit losses	14,368	1,858	7	16,233
Net interest income after provision for credit losses	146,488	112,878	43,611	302,977
Noninterest income	29,000	19,945	2,806	51,751
Noninterest expenses	92,982	108,850	36,614	238,446
Income before income taxes	$82,506	$23,973	$9,803	$116,282
2024
Interest and dividend income	$323,446	$165,012	$(163,930)	$324,528
Interest expense	222,349	85,900	(166,653)	141,596
Net interest income	101,097	$79,112	$2,723	$182,932
Provision for credit losses	217	2,389	(3)	2,603
Net interest income after provision for credit losses	100,880	76,723	2,726	180,329
Noninterest income	10,773	15,721	7,792	34,286
Noninterest expenses	50,521	64,694	7,367	122,582
Income before income taxes	$61,132	$27,750	$3,151	$92,033

Nine Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other	Total
2025
Interest and dividend income	$1,194,795	$656,655	$(531,805)	$1,319,645
Interest expense	776,220	353,285	(634,605)	494,900
Net interest income	418,575	303,370	102,800	824,745
Provision for credit losses	109,435	30,136	7	139,578
Net interest income after provision for credit losses	309,140	273,234	102,793	685,167
Noninterest income	64,450	54,240	43,746	162,436
Noninterest expenses	232,787	274,932	144,608	652,327
Income before income taxes	$140,803	$52,542	$1,931	$195,276
2024
Interest and dividend income	$911,660	$455,769	$(459,099)	$908,330
Interest expense	634,741	231,411	(473,112)	393,040
Net interest income	276,919	224,358	14,013	515,290
Provision for credit losses	25,803	6,801	(12)	32,592
Net interest income after provision for credit losses	251,116	217,557	14,025	482,698
Noninterest income	29,913	43,589	10,149	83,651
Noninterest expenses	142,926	185,672	49,261	377,859
Income before income taxes	$138,103	$75,474	$(25,087)	$188,490

The following table presents the Company’s operating segment results for key balance sheet metrics as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
September 30, 2025
LHFI, net of deferred fees and costs (1)	$22,852,155	$5,257,652	$(748,634)	$27,361,173
Goodwill (2)	1,249,654	476,732	—	1,726,386
Deposits (3)	11,548,604	17,958,684	1,158,036	30,665,324
December 31, 2024
LHFI, net of deferred fees and costs (1)	$15,514,640	$3,085,207	$(129,226)	$18,470,621
Goodwill	850,035	364,018	—	1,214,053
Deposits (3)	7,193,403	11,899,197	1,305,019	20,397,619

(1) Corporate Other includes acquisition accounting fair value adjustments.

(2) Wholesale Banking and Consumer Banking includes $399.6 million and $112.7 million, respectively, related to goodwill from the Sandy Spring acquisition. Refer to Note 2 “Acquisitions” and Note 5 “Goodwill & Intangible Assets” for more information.

(3) Corporate Other primarily includes brokered deposits.

Revenue

Noninterest income disaggregated by major source for the three and nine months ended September 30, consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Noninterest income:
Service charges on deposit accounts (1):
Overdraft fees	$6,396	$5,800	$18,036	$15,649
Maintenance fees & other	6,442	3,992	16,707	11,798
Other service charges, commissions, and fees (1)	2,325	2,002	6,332	5,700
Interchange fees (1)	4,089	3,371	10,816	8,791
Fiduciary and asset management fees (1):
Trust asset management fees	8,730	3,624	20,542	10,761
Registered advisor management fees	7,240	5	14,143	11
Brokerage management fees	2,625	3,229	8,329	7,831
Mortgage banking income	2,811	1,214	6,605	3,274
Gain (loss) on sale of securities	4	4	(83)	(6,510)
Bank owned life insurance income	5,116	5,037	15,979	12,074
Loan-related interest rate swap fees	5,911	1,503	10,043	4,353
Other operating income (2)	62	4,505	34,987	9,919
Total noninterest income	$51,751	$34,286	$162,436	$83,651

(1) Income within scope of ASC 606, Revenue from Contracts with Customers.

(2) Includes a $4.8 million pre-tax loss related to the final CRE loan sale settlement for the three months ended September 30, 2025. Includes a $14.3 million pre-tax gain on the sale of our equity interest in Cary Street Partners LLC (“CSP”) and a $10.9 million pre-tax gain on CRE loan sale for the nine months ended September 30, 2025.

The following tables present noninterest income disaggregated by reportable operating segment for the three and nine months ended September 30, (dollars in thousands):

Three Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
2025
Noninterest income:
Service charges on deposit accounts	$4,537	$8,301	$—	$12,838
Other service charges, commissions and fees	813	1,437	75	2,325
Fiduciary and asset management fees	16,548	2,047	—	18,595
Mortgage banking income	—	2,811	—	2,811
Other income	7,102	5,349	2,731	15,182
Total noninterest income	$29,000	$19,945	$2,806	$51,751
2024
Noninterest income:
Service charges on deposit accounts	$2,833	$6,959	$—	$9,792
Other service charges, commissions and fees	600	1,402	—	2,002
Fiduciary and asset management fees	4,933	1,925	—	6,858
Mortgage banking income	—	1,214	—	1,214
Other income	2,407	4,221	7,792	14,420
Total noninterest income	$10,773	$15,721	$7,792	$34,286

Nine Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
2025
Noninterest income:
Service charges on deposit accounts	$11,818	$22,925	$—	$34,743
Other service charges, commissions and fees	1,717	4,426	189	6,332
Fiduciary and asset management fees	37,076	5,938	—	43,014
Mortgage banking income	—	6,605	—	6,605
Other income	13,839	14,346	43,557	71,742
Total noninterest income	$64,450	$54,240	$43,746	$162,436
2024
Noninterest income:
Service charges on deposit accounts	$8,178	$19,269	$—	$27,447
Other service charges, commissions and fees	1,413	4,304	(17)	5,700
Fiduciary and asset management fees	13,301	5,302	—	18,603
Mortgage banking income	—	3,274	—	3,274
Other income	7,021	11,440	10,166	28,627
Total noninterest income	$29,913	$43,589	$10,149	$83,651

(1) For the three months ended September 30, 2024, other income primarily includes income from BOLI and equity method investment income. For the nine months ended September 30, 2024, other income primarily includes $6.5 million of losses incurred on AFS securities, income from BOLI, and equity method investment income.

(2) For the three months ended September 30, 2025, other income primarily includes income from BOLI and equity method investment income, partially offset by a $4.8 million pre-tax loss related to the final CRE loan sale settlement. For the nine months ended September 30, 2025, other income primarily includes a $14.3 million gain on the sale of the Company’s equity interest in CSP, a $10.9 million gain on CRE loan sale, and income from BOLI.

The following tables present noninterest expense disaggregated by reportable operating segment for the three and nine months ended September 30, (dollars in thousands):

Three Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other	Total
2025
Noninterest expenses:
Salaries and benefits	$30,979	$27,892	$49,448	$108,319
Occupancy expenses	418	8,056	5,108	13,582
Technology and data processing	1,138	504	15,367	17,009
Furniture and equipment expenses	103	1,204	5,229	6,536
Loan-related expenses	386	1,436	111	1,933
Other expenses (1)	59,958	69,758	(38,649)	91,067
Total noninterest expense	$92,982	$108,850	$36,614	$238,446
2024
Noninterest expenses:
Salaries and benefits	$17,961	$18,408	$33,085	$69,454
Occupancy expenses	214	4,779	2,813	7,806
Technology and data processing	456	246	9,035	9,737
Furniture and equipment expenses	39	955	2,691	3,685
Loan-related expenses	180	827	438	1,445
Other expenses (1)	31,671	39,479	(40,695)	30,455
Total noninterest expense	$50,521	$64,694	$7,367	$122,582

Nine Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other	Total
2025
Noninterest expenses:
Salaries and benefits	$84,586	$77,666	$131,424	$293,676
Occupancy expenses	1,064	20,755	13,125	34,944
Technology and data processing	3,364	1,075	40,005	44,444
Furniture and equipment expenses	229	3,494	13,071	16,794
Loan-related expenses	247	3,271	943	4,461
Other expenses (1)	143,297	168,671	(53,960)	258,008
Total noninterest expense	$232,787	$274,932	$144,608	$652,327
2024
Noninterest expenses:
Salaries and benefits	$52,379	$53,365	$94,123	$199,867
Occupancy expenses	645	13,222	8,400	22,267
Technology and data processing	1,094	660	26,384	28,138
Furniture and equipment expenses	128	2,781	7,890	10,799
Loan-related expenses	596	2,425	1,022	4,043
Other expenses (1)	88,084	113,219	(88,558)	112,745
Total noninterest expense	$142,926	$185,672	$49,261	$377,859

(1) Includes allocated expenses.

15. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through November 4, 2025, the date the financial statements were issued.

On October 30, 2025, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on December 1, 2025 to preferred shareholders of record as of November 14, 2025.

The Company’s Board of Directors also declared a quarterly dividend of $0.37 per share of common stock. The common stock dividend is payable on November 28, 2025 to common shareholders of record as of November 14, 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation and Subsidiaries (the Company) as of September 30, 2025, the related consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and nine-month periods ended September 30, 2025 and 2024 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

November 4, 2025

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding the acquisition of Sandy Spring, including expectations with regard to the benefits of the Sandy Spring acquisition; statements regarding our future ability to recognize the benefits of certain tax assets; statements regarding our business, financial and operating results, including our deposit base and funding; the impact of changes in economic conditions, anticipated changes in the interest rate environment and the related impacts on our net interest margin, changes in economic, fiscal or trade policy and the potential impacts on our business, loan demand and economic conditions in our markets and nationally; management’s beliefs regarding our liquidity, capital resources, asset quality, CRE loan portfolio and our customer relationships; and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “seek to,” “potential,” “continue,” “confidence,” or words of similar meaning or other statements concerning opinions or judgment of the Company and our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in

●	market interest rates and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs and our loan and securities portfolios;
●	economic conditions, including inflation and recessionary conditions and their related impacts on economic growth and customer and client behavior;
●	U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability;

●	volatility in the financial services sector, including failures or rumors of failures of other depository institutions, along with actions taken by governmental agencies to address such turmoil, and the effects on the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
●	legislative or regulatory changes and requirements, including as part of the regulatory reform agenda of the Trump administration, including changes in federal, state or local tax laws and changes impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	the sufficiency of liquidity and changes in our capital position;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which we operate and which our loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels, U.S. fiscal debt, budget and tax matters, U.S. government shutdowns, and slowdowns in economic growth;
●	the impact of purchase accounting with respect to the Sandy Spring acquisition, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine the fair value and credit marks;
●	the possibility that the anticipated benefits of our acquisition activity, including our acquisitions of Sandy Spring and American National, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the strength of the economy, competitive factors in the areas where we do business, or as a result of other unexpected factors or events, or with respect to our acquisition of Sandy Spring, as a result of the impact of, or problems arising from, the integration of the two companies;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from our acquisitions of Sandy Spring and American National;
●	our ability to identify, recruit, and retain key employees;
●	monetary, fiscal and regulatory policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	the quality or composition of our loan or investment portfolios and changes in these portfolios;
●	demand for loan products and financial services in our market areas;
●	our ability to manage our growth or implement our growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	real estate values in our lending area;
●	changes in accounting principles, standards, rules, and interpretations, and the related impact on our financial statements;
●	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by changing economic conditions, credit concentrations, inflation, changing interest rates, or other factors;
●	concentrations of loans secured by real estate, particularly CRE;
●	the effectiveness of our credit processes and management of our credit risk;
●	our ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	operational, technological, cultural, regulatory, legal, credit, and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash consideration;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as pandemics), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of our borrowers to satisfy their obligations to us, on the value of collateral securing loans, on the demand for our loans or our other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on our liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of our business operations and on financial markets and economic growth;
●	performance by our counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	actual or potential claims, damages, and fines related to litigation or government actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
●	any event or development that would cause us to conclude that there was an impairment of any asset, including intangible assets, such as goodwill; and

●	other factors, many of which are beyond our control.

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

In September 2025, the FASB issued ASU No. 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which outlined targeted improvements to Subtopic 350-40 to increase the operability of the recognition guidance considering different methods of software development. The amendments are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are evaluating the impact of ASU No. 2025-06 on our consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The update to Topic 815 outlined the addition of derivative scope exceptions with underlyings that are based on the operations or activities of one of the parties to the contract. The update to Topic 606 clarified the applicability of Topic 606 and its interaction with other Topics. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. ASU No. 2025-07 is not expected to have an impact on our financial condition or results of operations.

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has branches and ATMs located in Virginia, Maryland, North Carolina and Washington D.C. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; Atlantic Union Financial Consultants, LLC, which provides brokerage services; and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “AUB”. Additional information is available on our website at https://investors.atlanticunionbank.com. The information contained on our website is not a part of or incorporated into this Quarterly Report.

RESULTS OF OPERATIONS

Acquisition of Sandy Spring Bancorp, Inc.

On April 1, 2025, we completed our merger with Sandy Spring, the bank holding company for Sandy Spring Bank, and we successfully completed the integration of Sandy Spring branches and operations on October 14, 2025. Sandy Spring’s results of operations are included in our consolidated results since the date of acquisition, and therefore, our third quarter and first nine months of 2025 results reflect increased levels of average balances, net interest income, noninterest income and noninterest expense compared to our results for the corresponding periods in 2024.

Economic Environment and Industry Events

We are continually monitoring the impact of various global and national events on our results of operations and financial condition, including changes in economic conditions, such as inflation and recessionary conditions, changes in the unemployment rate, changes in market interest rates, the U.S. government shutdown, geopolitical conflicts, deposit competition, liquidity strains, changes in government policy, including changes in, or the imposition of, tariffs and/or trade barriers, and changes in legislative or regulatory requirements. The timing and impact of such events on our results of operation and financial condition will depend on future developments, which are highly uncertain and difficult to predict. In July 2025, the One Big Beautiful Bill Act was signed into law, which included a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act of 2017 and expanding certain incentives from the Inflation Reduction Act of 2022 while accelerating the phase-out of others. The tax provisions of the One Big Beautiful Bill Act did not have a material impact on our tax balances.

In the first nine months of 2025, financial markets, international relations and global supply chains were impacted by changes and developments in U.S. trade policies and practices, including tariffs. Due to the rapidly evolving state of U.S. trade policies, the amount and duration of any tariffs and their ultimate impact on us, our customers, financial markets and the U.S. and global economies is currently uncertain. However, there is a risk that these policy changes, as well as the U.S. government shutdown, could have a negative impact on certain customers causing increased difficulty in repaying their loans or other obligations which could result in a higher level of credit losses in our loan portfolios with a corresponding impact on our results of operations. In addition, increased and prolonged economic uncertainty, the U.S. government shutdown, changes in the unemployment rate, the potential for elevated tariff levels or their wide-spread use in U.S. trade policies, as well as related tensions caused by such tariffs, could adversely affect the U.S. and global economies and financial markets, including by increasing inflation and leading to a slowdown of future economic growth and ultimately recessionary conditions.

In September 2025, the FOMC reduced the target range for the Federal Funds rate by 25 bps to 4.00% to 4.25%, marking its first policy rate cut since December 2024, in response to slowing job growth, higher unemployment, and signs of moderating economic growth activity. In October 2025, the FOMC further reduced the target range for the Federal Funds rate by 25 bps to 3.75% to 4.00%. The FOMC noted that inflation remains somewhat elevated, but its decision reflects a shift in its balance of risks, as unemployment rates have risen. With continued uncertainty over the potential impacts of changes in U.S. and global trade and other economic policies and tensions, it is difficult to predict how the Federal Reserve will balance possible inflationary pressure with the potential of slower economic growth and rising risks in employment, as well as the impacts of the U.S. government shut down.

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

In 2024, the higher-for-longer interest rate environment and heightened competition for deposits led to a shift within deposit composition toward higher cost products, which continued into 2025. The interest rate environment has also affected the affordability of credit to consumers and businesses, moderating loan demand. At September 30, 2025, our LHFI, total deposits, and total borrowings increased from December 31, 2024 by $8.9 billion, $10.3 billion, and $325.7 million, respectively, primarily due to the Sandy Spring acquisition. At September 30, 2025, noninterest bearing deposits comprised 23.2% of total deposits, compared to 21.0% at December 31, 2024. As of September 30, 2025, we estimate that approximately 68.0% of our deposits were insured or collateralized, and that we maintained available liquidity sources to cover approximately 156.8% of uninsured and uncollateralized deposits. At September 30, 2025, our brokered deposits decreased by $170.4 million to $1.0 billion from December 31, 2024.

Our regulatory capital ratios continued to exceed the standards to be considered well-capitalized under regulatory requirements. See “Capital Resources” within this Item 2 for additional information about our regulatory capital.

SUMMARY OF FINANCIAL RESULTS

Executive Overview

Third Quarter Net Income & Performance Metrics

●	Net income available to common shareholders was $89.2 million and basic and diluted EPS was $0.63 for the third quarter of 2025, compared to net income available to common shareholders of $73.4 million and basic and diluted EPS of $0.82 for the third quarter of 2024.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes, where applicable), merger-related costs ($26.9 million in the third quarter 2025 and $1.1 million in the third quarter 2024), loss on CRE loan sale ($3.7 million in the third quarter of 2025), and gains on the sale of securities ($3,000 in both the third quarter 2025 and 2024) was $119.7 million and adjusted diluted operating EPS(+) was $0.84 for the third quarter of 2025, compared to adjusted operating earnings available to common shareholders(+) of $74.5 million and diluted adjusted operating EPS(+) of $0.83 for the third quarter of 2024.

First Nine Months Net Income & Performance Metrics

●	Net income available to common shareholders was $152.8 million and basic and diluted EPS was $1.23 and $1.22, respectively, for the first nine months of 2025, compared to net income available to common shareholders of $142.4 million and basic and diluted EPS of $1.68 for the first nine months of 2024.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes, where applicable), the CECL Day 1 initial provision expense on non-PCD loans and the initial provision expense for unfunded commitments ($77.7 million in 2025 and $11.5 million in 2024), merger-related costs ($94.8 million in 2025 and $26.9 million in 2024), gain on CRE loan sale ($8.4 million in 2025), gain on the sale of equity interest in CSP ($10.7 million in 2025), a deferred tax asset write-down ($4.8 million in 2024), a FDIC special assessment ($664,000 in 2024), and losses on the sale of securities ($64,000 in 2025 and $5.1 million in 2024) was $306.4 million and adjusted diluted operating EPS(+) was $2.46 for the nine months ended September 30, 2025, compared to adjusted operating earnings available to common shareholders(+) of $191.4 million and diluted adjusted operating EPS(+) of $2.25 for the first nine months of 2024.

Balance Sheet

●	Our consolidated balance sheet at September 30, 2025 includes the impact of the Sandy Spring acquisition, which closed on April 1, 2025. Preliminary goodwill associated with the Sandy Spring acquisition was $512.3 million at September 30, 2025. We recorded measurement period adjustments in the third quarter of 2025 related to the Sandy Spring acquisition, primarily related to other liabilities and fair values of certain loans, which resulted in a $15.4 million increase in the preliminary goodwill associated with the Sandy Spring acquisition compared to the second quarter of 2025.
●	Total assets were $37.1 billion at September 30, 2025, an increase of $12.5 billion from December 31, 2024. The increase in total assets was primarily due to the impact of the Sandy Spring acquisition, as well as organic growth in LHFI.
●	Cash and cash equivalents were $794.7 million at September 30, 2025, an increase of $440.6 million from December 31, 2024, primarily reflecting the impact of the remaining proceeds from the CRE loan sale that closed in the second quarter of 2025.
●	LHFI were $27.4 billion at September 30, 2025, an increase of $8.9 billion from December 31, 2024, primarily due to the Sandy Spring acquisition, as well as organic loan growth. At September 30, 2025, quarterly average LHFI increased $9.1 billion or 49.5% from the same period in the prior year.
●	Total investments were $5.3 billion at September 30, 2025, an increase of $2.0 billion from December 31, 2024, primarily due to the Sandy Spring acquisition, as well as purchases of AFS agency mortgage-backed securities and HTM municipal bonds using a portion of the proceeds from the CRE loan sale that occurred in the second quarter of 2025. AFS securities totaled $4.3 billion at September 30, 2025 and $2.4 billion at December 31, 2024. At September 30, 2025, total net unrealized losses on the AFS securities portfolio were $327.6 million, a decrease of $75.0 million from $402.6 million at December 31, 2024. HTM securities are carried at cost and totaled $883.8 million at September 30, 2025, compared to $803.9 million at December 31, 2024 and had net unrealized losses of $35.7 million at September 30, 2025, a decrease of $8.8 million from $44.5 million at December 31, 2024.
●	Total deposits were $30.7 billion at September 30, 2025, an increase of $10.3 billion from December 31, 2024. At September 30, 2025 quarterly average deposits increased $10.9 billion or 53.8% from the same period in the prior year. The increases were primarily due to increases in interest-bearing customer deposits and demand deposits, primarily related to the addition of the Sandy Spring acquired deposits.
●	Total borrowings were $860.3 million at September 30, 2025, an increase of $325.7 million from December 31, 2024, primarily driven by the assumption of long-term subordinated debt issued by Sandy Spring.

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

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the three and nine months ended September 30, (dollars in thousands):

	For the Three Months Ended
	2025	2024	Change
Average interest-earning assets	$33,563,417	$21,983,946	$11,579,471
Interest and dividend income	$503,437	$324,528	$178,909
Interest and dividend income (FTE) (+)	$507,856	$328,427	$179,429
Yield on interest-earning assets	5.95%	5.87%	8	bps
Yield on interest-earning assets (FTE) (+)	6.00%	5.94%	6	bps
Average interest-bearing liabilities	$24,940,541	$16,592,103	$8,348,438
Interest expense	$184,227	$141,596	$42,631
Cost of interest-bearing liabilities	2.93%	3.40%	(47)	bps
Cost of funds	2.17%	2.56%	(39)	bps
Net interest income	$319,210	$182,932	$136,278
Net interest income (FTE) (+)	$323,629	$186,831	$136,798
Net interest margin	3.77%	3.31%	46	bps
Net interest margin (FTE) (+)	3.83%	3.38%	45	bps

For the third quarter of 2025, our net interest income was $319.2 million, an increase of $136.3 million from the third quarter of 2024, and our net interest income (FTE)(+) was $323.6 million, an increase of $136.8 million from the third quarter of 2024. The increases were primarily the result of a $11.6 billion increase in average interest earning assets due primarily to the addition of Sandy Spring acquired loans and the impact of loan accretion income related to acquisition accounting, as well as organic loan growth, and lower cost of funds, reflecting the impact of the Federal Reserve lowering the Federal Funds target rates by 100 basis points from September 2024 to December 2024 and by another 25 basis points in September 2025. These increases were partially offset by a $8.3 billion increase in average interest-bearing liabilities due primarily to the addition of Sandy Spring acquired deposits and borrowings and the associated net amortization related to acquisition accounting.

In the third quarter of 2025, our net interest margin increased 46 bps to 3.77% from 3.31% in the third quarter of 2024, and our net interest margin (FTE)(+) increased 45 bps to 3.83% in the third quarter of 2025 from 3.38% for the same period of 2024. The increases were primarily driven by the lower cost of funds, reflecting the impact of the Federal Reserve lowering the Federal Funds rates by 100 basis points from September 2024 to December 2024 and by another 25 basis points in September 2025, and higher net accretion of purchase accounting adjustments on loans, deposits, and long-term borrowings, related to the Sandy Spring acquisition. Our cost of funds decreased by 39 basis points to 2.17% for the three months ended September 30, 2025, compared to the same period in the prior year, primarily due to a lower cost of deposits, resulting from lower balances in higher costing brokered deposits, and a decrease in our borrowing costs due to lower short-term FHLB advances.

Our net interest margin and net interest margin (FTE)(+) includes the impact of acquisition accounting fair value adjustments. Net accretion income related to acquisition accounting was $41.9 million for the third quarter of 2025 compared to $12.7 million for the third quarter of 2024, an increase of $29.2 million primarily due to the impacts from the Sandy Spring acquisition. The impact of accretion and amortization for the periods presented are reflected in the following table (dollars in thousands):

		Deposit
	Loan	Accretion	Borrowings
	Accretion	(Amortization)	Amortization	Total
For the quarter ended March 31, 2024	$819	$(1)	$(216)	$602
For the quarter ended June 30, 2024	15,660	(1,035)	(285)	14,340
For the quarter ended September 30, 2024	13,926	(913)	(288)	12,725
For the quarter ended March 31, 2025	13,286	(415)	(287)	12,584
For the quarter ended June 30, 2025	45,744	1,884	(2,256)	45,372
For the quarter ended September 30, 2025	43,949	1,237	(3,266)	41,920

	For the Nine Months Ended September 30,
	2025	2024	Change
Average interest-earning assets	$29,973,209	$21,003,082	$8,970,127
Interest and dividend income	$1,319,645	$908,330	$411,315
Interest and dividend income (FTE) (+)	$1,332,184	$919,766	$412,418
Yield on interest-earning assets	5.89%	5.78%	11	bps
Yield on interest-earning assets (FTE) (+)	5.94%	5.85%	9	bps
Average interest-bearing liabilities	$22,367,568	$15,802,088	$6,565,480
Interest expense	$494,900	$393,040	$101,860
Cost of interest-bearing liabilities	2.96%	3.32%	(36)	bps
Cost of funds	2.21%	2.50%	(29)	bps
Net interest income	$824,745	$515,290	$309,455
Net interest income (FTE) (+)	$837,284	$526,726	$310,558
Net interest margin	3.68%	3.28%	40	bps
Net interest margin (FTE) (+)	3.73%	3.35%	38	bps

For the first nine months of 2025 net interest income was $824.7 million, an increase of $309.5 million from the same period of 2024, and our net interest income (FTE)(+) was $837.3, an increase of $310.6 million from the same period of 2024. The increases in both net interest income and net interest income (FTE)(+) were primarily the result of a $9.0 billion increase in average interest earning assets, partially offset by a $6.6 billion increase in average interest-bearing liabilities, in each case primarily related to the Sandy Spring acquisition, as well as organic loan growth and lower cost of funds, reflecting the impact of the Federal Reserve lowering the Federal Funds rates by 100 basis points from September 2024 to December 2024 and by another 25 basis points in September 2025.

For the first nine months of 2025, our net interest margin increased 40 bps to 3.68% and our net interest margin (FTE)(+) increased 38 bps to 3.73%, compared to the first nine months of 2024. The increases were primarily driven by the lower cost of funds, reflecting the impact of the Federal Reserve lowering the Federal Funds rates by 100 basis points from September 2024 to December 2024 and by another 25 basis points in September 2025, and higher earning asset yields which increased due to higher loan accretion, primarily driven by the Sandy Spring acquisition, as well as organic loan growth. Our cost of funds decreased by 29 basis points to 2.21% for the nine months ended September 30, 2025, compared to the same period in the prior year, due to a lower cost of deposits primarily due to the Federal Funds rate cuts discussed above, and a decrease in our short-term borrowings, partially offset by an increase in net amortization related to acquisition accounting and an increase in long-term subordinated debt with higher borrowing costs, both as a result of the Sandy Spring acquisition.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three and nine months ended September 30, (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended
	2025			2024
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$3,677,164	$40,601	4.38%	$2,248,207	$24,247	4.29%
Tax-exempt	1,278,133	10,651	3.31%	1,253,672	10,293	3.27%
Total securities	4,955,297	51,252	4.10%	3,501,879	34,540	3.92%
LHFI, net of deferred fees and costs (3)(4)	27,386,338	443,639	6.43%	18,320,122	292,469	6.35%
Other earning assets	1,221,782	12,965	4.21%	161,945	1,418	3.48%
Total earning assets	33,563,417	$507,856	6.00%	21,983,946	$328,427	5.94%
Allowance for loan and lease losses	(320,915)			(159,023)
Total non-earning assets	4,134,881			2,788,595
Total assets	$37,377,383			$24,613,518

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$14,899,443	$98,205	2.61%	$9,932,247	$74,996	3.00%
Regular savings	2,889,284	14,240	1.96%	1,046,511	579	0.22%
Time deposits(5)	6,283,031	58,276	3.68%	4,758,039	54,641	4.57%
Total interest-bearing deposits	24,071,758	170,721	2.81%	15,736,797	130,216	3.29%
Other borrowings(6)	868,783	13,506	6.17%	855,306	11,380	5.29%
Total interest-bearing liabilities	24,940,541	$184,227	2.93%	16,592,103	$141,596	3.40%
Noninterest-bearing liabilities:
Demand deposits	6,959,897			4,437,361
Other liabilities	609,956			471,545
Total liabilities	32,510,394			21,501,009
Stockholders' equity	4,866,989			3,112,509
Total liabilities and stockholders' equity	$37,377,383			$24,613,518
Net interest income (FTE)(+)		$323,629			$186,831

Interest rate spread			3.07%			2.54%
Cost of funds			2.17%			2.56%
Net interest margin (FTE)(+)			3.83%			3.38%

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

(5) Interest expense on time deposits includes accretion (amortization) of the fair market value related to acquisitions, as disclosed above.

(6) Interest expense on borrowings includes amortization of the fair market value adjustments related to acquisitions, as disclosed above.

	For the Nine Months Ended
	2025			2024
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$3,089,323	$102,509	4.44%	$2,122,299	$68,012	4.28%
Tax-exempt	1,271,306	31,557	3.32%	1,255,597	30,955	3.29%
Total securities	4,360,629	134,066	4.11%	3,377,896	98,967	3.91%
LHFI, net of deferred fees and costs (3)(4)	24,336,012	1,154,362	6.34%	17,405,814	814,692	6.25%
Other earning assets	1,276,568	43,756	4.58%	219,372	6,107	3.72%
Total earning assets	29,973,209	$1,332,184	5.94%	21,003,082	$919,766	5.85%
Allowance for loan and lease losses	(283,733)			(149,806)
Total non-earning assets	3,688,902			2,636,332
Total assets	$33,378,378			$23,489,608

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$13,338,514	$260,611	2.61%	$9,668,354	$215,084	2.97%
Regular savings	2,262,670	28,559	1.69%	1,007,975	1,634	0.22%
Time deposits (5)	5,856,307	168,480	3.85%	4,155,713	137,866	4.43%
Total interest-bearing deposits	21,457,491	457,650	2.85%	14,832,042	354,584	3.19%
Other borrowings (6)	910,077	37,250	5.47%	970,046	38,456	5.30%
Total interest-bearing liabilities	22,367,568	$494,900	2.96%	15,802,088	$393,040	3.32%
Noninterest-bearing liabilities:
Demand deposits	6,161,585			4,290,151
Other liabilities	572,238			495,703
Total liabilities	29,101,391			20,587,942
Stockholders' equity	4,276,987			2,901,666
Total liabilities and stockholders' equity	$33,378,378			$23,489,608
Net interest income (FTE)(+)		$837,284			$526,726

Interest rate spread			2.98%			2.53%
Cost of funds			2.21%			2.50%
Net interest margin (FTE)(+)			3.73%			3.35%

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

	Three Months Ended			Nine Months Ended
	2025 vs. 2024			2025 vs. 2024
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$15,764	$590	$16,354	$32,008	$2,489	$34,497
Tax-exempt	203	155	358	390	212	602
Total securities	15,967	745	16,712	32,398	2,701	35,099
Loans, net(1)	146,805	4,365	151,170	328,587	11,083	339,670
Other earning assets	11,185	362	11,547	35,925	1,724	37,649
Total earning assets	$173,957	$5,472	$179,429	$396,910	$15,508	$412,418
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$33,705	$(10,496)	$23,209	$74,122	$(28,595)	$45,527
Regular savings	2,487	11,174	13,661	4,173	22,752	26,925
Time deposits(2)	15,407	(11,772)	3,635	50,759	(20,145)	30,614
Total interest-bearing deposits	51,599	(11,094)	40,505	129,054	(25,988)	103,066
Other borrowings(3)	182	1,944	2,126	(2,427)	1,221	(1,206)
Total interest-bearing liabilities	51,781	(9,150)	42,631	126,627	(24,767)	101,860
Change in net interest income (FTE)(+)	$122,176	$14,622	$136,798	$270,283	$40,275	$310,558

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

NONINTEREST INCOME

Three Months Ended September 30, 2025 and 2024

	September 30,		Change
	2025	2024	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$12,838	$9,792	$3,046	31.1%
Other service charges, commissions and fees	2,325	2,002	323	16.1%
Interchange fees	4,089	3,371	718	21.3%
Fiduciary and asset management fees	18,595	6,858	11,737	171.1%
Mortgage banking income	2,811	1,214	1,597	131.5%
Gain on sale of securities	4	4	—	—%
Bank owned life insurance income	5,116	5,037	79	1.6%
Loan-related interest rate swap fees	5,911	1,503	4,408	NM
Other operating income	62	4,505	(4,443)	(98.6)%
Total noninterest income	$51,751	$34,286	$17,465	50.9%

NM = Not Meaningful

Our noninterest income increased $17.5 million or 50.9% to $51.8 million for the quarter ended September 30, 2025, compared to $34.3 million for the quarter ended September 30, 2024, primarily due to the impact of the Sandy Spring acquisition, partially offset by a $4.4 million decrease in other operating income driven by a $4.8 million pre-tax loss in the third quarter of 2025 related to the final CRE loan sale settlement.

Our adjusted operating noninterest income (+), which excludes the pre-tax loss on CRE loan sale ($4.8 million in the third quarter 2025) and pre-tax gains on sale of securities ($4,000 in both the third quarter 2025 and 2024), increased $22.3 million or 65.0% to $56.6 million for the quarter ended September 30, 2025, compared to $34.3 million for the quarter ended September 30, 2024. The increase in adjusted operating noninterest income(+) was primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the $11.7 million increase in fiduciary and asset management fees, due to assets under management increasing approximately 117%, the $3.0 million increase in service charges on deposit accounts, and the $1.6 million increase in mortgage banking income. In addition to the acquisition impact, loan-related interest rate swap fees increased $4.4 million due to higher transaction volumes.

Nine Months Ended September 30, 2025 and 2024

	September 30,		Change
	2025	2024	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$34,743	$27,447	$7,296	26.6%
Other service charges, commissions, and fees	6,332	5,700	632	11.1%
Interchange fees	10,816	8,791	2,025	23.0%
Fiduciary and asset management fees	43,014	18,603	24,411	131.2%
Mortgage banking income	6,605	3,274	3,331	101.7%
Loss on sale of securities	(83)	(6,510)	6,427	(98.7)%
Bank owned life insurance income	15,979	12,074	3,905	32.3%
Loan-related interest rate swap fees	10,043	4,353	5,690	130.7%
Other operating income	34,987	9,919	25,068	NM
Total noninterest income	$162,436	$83,651	$78,785	94.2%

NM = Not Meaningful

Our noninterest income increased $78.8 million or 94.2% to $162.4 million for the nine months ended September 30, 2025, compared to $83.7 million for the nine months ended September 30, 2024, primarily due to the impact of the Sandy Spring acquisition, and a $25.1 million increase in other operating income, primarily driven by a $14.3 million pre-tax gain on the sale of our equity interest in CSP and a $10.9 million pre-tax gain on the CRE loan sale. In addition, pre-tax losses incurred on the sale of AFS securities decreased by $6.4 million from the prior year due to our restructuring of the American National securities portfolio in 2024.

Our adjusted operating noninterest income (+), which excludes the pre-tax gain on CRE loan sale ($10.9 million in 2025), pre-tax gain on sale of our equity interest in CSP ($14.3 million in 2025), and pre-tax losses on sale of securities ($83,000 in 2025 and $6.5 million in 2024), increased $47.1 million or 52.2% to $137.3 million for the nine months ended September 30, 2025, compared to $90.2 million for the nine months ended September 30, 2024. The increase in adjusted operating noninterest income(+) was primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the $24.4 million increase in fiduciary and asset management fees, due to assets under management increasing approximately 117%, the $7.3 million increase in service charges on deposit accounts, the $3.3 million increase in mortgage banking income, and the $2.0 million increase in interchange fees. In addition to the acquisition impacts, loan-related interest rate swap fees increased $5.7 million due to higher transaction volumes and BOLI income increased $3.9 million, primarily due to death benefits of $2.4 million received in the second quarter of 2025.

NONINTEREST EXPENSE

Three Months Ended September 30, 2025 and 2024

	September 30,		Change
	2025	2024	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$108,319	$69,454	$38,865	56.0%
Occupancy expenses	13,582	7,806	5,776	74.0%
Furniture and equipment expenses	6,536	3,685	2,851	77.4%
Technology and data processing	17,009	9,737	7,272	74.7%
Professional services	8,774	3,994	4,780	119.7%
Marketing and advertising expense	5,100	3,308	1,792	54.2%
FDIC assessment premiums and other insurance	8,817	5,282	3,535	66.9%
Franchise and other taxes	4,669	5,256	(587)	(11.2)%
Loan-related expenses	1,933	1,445	488	33.8%
Amortization of intangible assets	18,145	5,804	12,341	NM
Merger-related costs	34,812	1,353	33,459	NM
Other expenses	10,750	5,458	5,292	97.0%
Total noninterest expense	$238,446	$122,582	$115,864	94.5%

NM = Not Meaningful

Our noninterest expense increased $115.9 million or 94.5% to $238.4 million for the quarter ended September 30, 2025, compared to $122.6 million for the quarter ended September 30, 2024, primarily driven by a $38.9 million increase in salaries and benefits expense, a $33.5 million increase in merger-related costs, and other increases in noninterest expense, primarily due to the impact of the Sandy Spring acquisition.

Our adjusted operating noninterest expense(+), which excludes merger-related costs ($34.8 million in the third quarter 2025 and $1.4 million in the third quarter 2024) and amortization of intangible assets ($18.1 million in the third quarter 2025 and $5.8 million in the third quarter 2024) increased $70.1 million or 60.7% to $185.5 million for the quarter ended September 30, 2025, compared to $115.4 million for the quarter ended September 30, 2024. The increase in adjusted operating noninterest expense(+) was primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the $38.9 million increase in salaries and benefits expense, the $7.3 million increase in technology and data processing, the $5.8 million increase in occupancy expenses, the $5.3 million in other expenses, the $4.8 million increase in professional services, the $3.5 million increase in FDIC assessment premiums and other insurance, the $2.9 million increase in furniture and equipment expenses, and the $1.8 million increase in marketing and advertising expense.

Nine Months Ended September 30, 2025 and 2024

	September 30,		Change
	2025	2024	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$293,676	$199,867	$93,809	46.9%
Occupancy expenses	34,944	22,267	12,677	56.9%
Furniture and equipment expenses	16,794	10,799	5,995	55.5%
Technology and data processing	44,444	28,138	16,306	58.0%
Professional services	21,268	11,452	9,816	85.7%
Marketing and advertising expense	12,041	8,609	3,432	39.9%
FDIC assessment premiums and other insurance	22,660	15,099	7,561	50.1%
Franchise and other taxes	14,000	14,770	(770)	(5.2)%
Loan-related expenses	4,461	4,043	418	10.3%
Amortization of intangible assets	41,976	13,693	28,283	NM
Merger-related costs	118,652	33,005	85,647	NM %
Other expenses	27,411	16,117	11,294	70.1%
Total noninterest expense	$652,327	$377,859	$274,468	72.6%

NM = Not Meaningful

Our noninterest expense increased $274.5 million or 72.6% to $652.3 million for the nine months ended September 30, 2025, compared to $377.9 million for the nine months ended September 30, 2024, primarily driven by a $93.8 million increase in salaries and benefits expense, a $85.6 million increase in merger-related costs, and other increases in noninterest expense, primarily due to the impact of the Sandy Spring acquisition.

Our adjusted operating noninterest expense(+), which excludes merger-related costs ($118.7 million in 2025 and $33.0 million in 2024), amortization of intangible assets ($42.0 million in 2025 and $13.7 million in 2024), and a FDIC special assessment ($840,000 in 2024) increased $161.4 million or 48.9% to $491.7 million for the nine months ended September 30, 2025, compared to $330.3 million for the nine months ended September 30, 2024. The increase in adjusted operating noninterest expense(+) was primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the $93.8 million increase in salaries and benefits expense, the $16.3 million increase in technology and data processing, the $12.7 million increase in occupancy expenses, the $11.3 million increase in other expenses, the $9.8 million increase in professional services, the $7.6 million increase in FDIC assessment premiums and other insurance, the $6.0 million increase in furniture and equipment expenses, and the $3.4 million increase in marketing and advertising expense.

SEGMENT RESULTS

Wholesale Banking

Our Wholesale Banking segment provides loan, leasing, and deposit services, as well as treasury management and capital market services to wholesale customers primarily throughout Virginia, Maryland, North Carolina, South Carolina, and Washington D.C. These customers include CRE and commercial and industrial customers. This segment also includes our equipment finance subsidiary, which has nationwide exposure. The wealth management business also resides in the Wholesale Banking segment.

The following table presents operating results for the three and nine months ended September 30, for the Wholesale Banking segment (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Interest and dividend income	$454,493	$323,446	$1,194,795	$911,660
Interest expense	293,637	222,349	776,220	634,741
Net interest income	160,856	101,097	418,575	276,919
Provision for credit losses	14,368	217	109,435	25,803
Net interest income after provision for credit losses	146,488	100,880	309,140	251,116
Noninterest income	29,000	10,773	64,450	29,913
Noninterest expense	92,982	50,521	232,787	142,926
Income before income taxes	$82,506	$61,132	$140,803	$138,103

Wholesale Banking income before income taxes increased by $21.4 million and $2.7 million, respectively, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The increases were primarily due to increases in net interest income, primarily driven by the impact of the Sandy Spring acquisition. In addition, Wholesale Banking noninterest income increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the increases in fiduciary and asset management fees and service charges on deposit accounts.

The increases in net interest income and noninterest income were partially offset by increases in noninterest expense, primarily due to the impact of the Sandy Spring acquisition, and increases in the provision for credit losses for the three and nine months ended September 30, 2025, compared to the same periods in 2024. For the three months ended September 30, 2025, the provision increase was primarily due to an increase in net charge-offs primarily driven by the charge-off of two individually assessed commercial and industrial loans that were partially reserved for in prior quarters. For the nine months ended September 30, 2025, the provision increase was primarily driven by the CECL Day 1 initial provision expense on non-PCD loans and unfunded commitments acquired from Sandy Spring, and the increase in net-charge-offs discussed above.

The following table presents the key balance sheet metrics as of the periods ended for the Wholesale Banking segment (dollars in thousands):

	September 30, 2025	December 31, 2024
LHFI, net of deferred fees and costs	$22,852,155	$15,514,640
Total deposits	11,548,604	7,193,403

LHFI for the Wholesale Banking segment increased $7.3 billion to $22.9 billion at September 30, 2025, compared to December 31, 2024, primarily driven by the Sandy Spring acquisition, as well as organic loan growth.

Wholesale Banking deposits increased $4.4 billion to $11.5 billion at September 30, 2025, compared to December 31, 2024, primarily due to increases in interest-bearing customer deposits and demand deposits, primarily driven by the Sandy Spring acquisition.

Consumer Banking

Our Consumer Banking segment provides loan and deposit services to consumers and small businesses throughout Virginia, Maryland, North Carolina, and Washington D.C. Consumer Banking also includes the home loan division and investment management and advisory services businesses.

The following table presents operating results for the three and nine months ended September 30, for the Consumer Banking segment (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Interest and dividend income	$252,031	$165,012	$656,655	$455,769
Interest expense	137,295	85,900	353,285	231,411
Net interest income	114,736	79,112	303,370	224,358
Provision for credit losses	1,858	2,389	30,136	6,801
Net interest income after provision for credit losses	112,878	76,723	273,234	217,557
Noninterest income	19,945	15,721	54,240	43,589
Noninterest expense	108,850	64,694	274,932	185,672
Income before income taxes	$23,973	$27,750	$52,542	$75,474

Consumer Banking income before income taxes decreased by $3.8 million and $22.9 million, respectively, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The decreases were primarily due to increases in noninterest expense, primarily due to the impact of the Sandy Spring acquisition. In addition, the Consumer Banking provision for credit losses increased for the nine months ended September 30, 2025, compared to the same period in 2024, primarily driven by the CECL Day 1 initial provision expense on non-PCD loans and unfunded commitments acquired from Sandy Spring.

The increases in noninterest expense and the provision for credit losses were partially offset by increases in net interest income and noninterest income, primarily driven by the impact of the Sandy Spring acquisition.

The following table presents the key balance sheet metrics as of the periods ended for the Consumer Banking segment (dollars in thousands):

	September 30, 2025	December 31, 2024
LHFI, net of deferred fees and costs	$5,257,652	$3,085,207
Total deposits	17,958,684	11,899,197

LHFI for the Consumer Banking segment increased $2.2 billion to $5.3 billion at September 30, 2025, compared to December 31, 2024, primarily driven by the Sandy Spring acquisition, as well as organic loan growth.

Consumer Banking deposits increased $6.1 billion to $18.0 billion at September 30, 2025, compared to December 31, 2024, primarily due to increases across all deposit categories, primarily driven by the Sandy Spring acquisition.

INCOME TAXES

Our effective tax rate for the three months ended September 30, 2025 and 2024 was 20.8% and 17.0%, respectively, and the effective tax rate for the nine months ended September 30, 2025 and 2024 was 17.2% and 19.7%, respectively. The increase in the effective tax rate for the three months ended September 30, 2025 is primarily due to the Sandy Spring acquisition, which resulted in additional state income tax expense, as well as an overall increase in the proportion of tax-exempt to pre-tax income. The decrease in the effective tax rate for the nine months ended September 30, 2025 primarily reflects the impact of the Sandy Spring acquisition, which resulted in a $8.0 million income tax benefit in the second quarter of 2025 related to re-evaluating our state net deferred tax assets as a result of the Sandy Spring acquisition, as well as the impact of the $4.8 million valuation allowance established during the second quarter of 2024.

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

As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view regarding our future realization of deferred tax assets. Our valuation allowance was $11.9 million and $4.4 million as of September 30, 2025 and December 31, 2024, respectively. The increase in the valuation allowance was due to the Sandy Spring acquisition and its historical valuation allowance related to net operating losses in certain state filing jurisdictions.

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law by the federal government. In accordance with ASC 740, Income Taxes, we recognized the total effect of the tax law changes in the quarter ended September 30, 2025, the interim period in which the law was enacted. The tax provisions of the One Big Beautiful Bill Act did not have a material impact on our income tax balances.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Balance Sheet

At September 30, 2025, our consolidated balance sheet includes the impact of the Sandy Spring acquisition, which closed April 1, 2025. Preliminary goodwill associated with the Sandy Spring acquisition totaled $512.3 million at September 30, 2025, inclusive of a $15.4 million measurement period adjustment increase during the third quarter of 2025. See Note 2 “Acquisitions” in Part I, Item 1 of this Quarterly Report for more information on the Sandy Spring acquisition.

Assets

At September 30, 2025, we had total assets of $37.1 billion, an increase of $12.5 billion December 31, 2024. The increase in total assets was primarily driven by the Sandy Spring acquisition, as well as organic growth in LHFI. At September 30, 2025, cash and cash equivalents were $794.7 million, an increase of $440.6 million from December 31, 2024, primarily reflecting the impact of the remaining proceeds from the CRE loan sale that closed in the second quarter of 2025.

LHFI were $27.4 billion at September 30, 2025, an increase of $8.9 billion from December 31, 2024, primarily due to the Sandy Spring acquisition, as well as organic loan growth. At September 30, 2025, quarterly average LHFI increased $9.1 billion or 49.5% from the same period in the prior year. Refer to "Loan Portfolio" within this Item 2 and Note 4 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 of this Quarterly Report for additional information on our loan activity.

At September 30, 2025, we had total investments of $5.3 billion, an increase of $2.0 billion from December 31, 2024. The increase in total investments was primarily due to the Sandy Spring acquisition, as well as purchases of AFS agency mortgage-backed securities and HTM municipal bonds using a portion of the proceeds from the CRE loan sale that occurred in the second quarter of 2025. AFS securities totaled $4.3 billion at September 30, 2025, compared to $2.4 billion at December 31, 2024. At September 30, 2025, total net unrealized losses on the AFS securities portfolio were $327.6 million, compared to $402.6 million at December 31, 2024. HTM securities totaled $883.8 million at September 30, 2025, compared to $803.9 million at December 31, 2024, with net unrealized losses of $35.7 million at September 30, 2025, compared to $44.5 million at December 31, 2024.

Liabilities and Stockholders’ Equity

At September 30, 2025, we had total liabilities of $32.2 billion, an increase of $10.7 billion from December 31, 2024, which was primarily driven by the growth in deposits, primarily due to the Sandy Spring acquisition.

Total deposits at September 30, 2025 were $30.7 billion, an increase of $10.3 billion from December 31, 2024. At September 30, 2025, quarterly average deposits increased $10.9 billion or 53.8% from the same period in the prior year. The increases were primarily due to increases in interest-bearing customer deposits and demand deposits, primarily related to the addition of the Sandy Spring acquired deposits. Refer to “Deposits” within this Item 2 for additional information on this topic.

Total borrowings at September 30, 2025 were $860.3 million, an increase of $325.7 million from December 31, 2024, primarily due to the long-term subordinated debt of $358.0 million assumed in connection with the Sandy Spring acquisition. Refer to Note 7 “Borrowings” in Part I, Item 1 of this Quarterly Report for additional information on our borrowing activity.

At September 30, 2025, our stockholders’ equity was $4.9 billion, an increase of $1.8 billion from December 31, 2024, primarily driven by the issuance of common stock in connection with the Sandy Spring acquisition. In addition, on April 1, 2025, we physically settled in full the Forward Sale Agreements and received net proceeds, before expenses, of approximately $385.0 million. Our consolidated regulatory capital ratios continue to exceed the minimum capital requirements and are considered “well-capitalized” for regulatory purposes. Refer to “Capital Resources” within this Item 2, as well as Note 10 "Stockholders’ Equity" in Part I, Item 1 of this Quarterly Report for additional information on our capital resources and the Forward Sale Agreements.

During the third quarter of 2025, we declared and paid a quarterly dividend on our outstanding shares of Series A Preferred Stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share), consistent with the fourth quarter of 2024 and the third quarter of 2024. During the third quarter of 2025, we also declared and paid cash dividends of $0.34 per common share, consistent with the fourth quarter of 2024 and an increase of $0.02 per share or 6.3% from the third quarter of 2024.

SECURITIES

At September 30, 2025, we had total investments of $5.3 billion or 14.3% of total assets as compared to $3.3 billion or 13.6% of total assets at December 31, 2024. This increase was primarily due to the Sandy Spring acquisition and purchases of AFS agency mortgage-backed securities and HTM municipal bonds using a portion of the proceeds from the CRE loan sale that occurred in the second quarter of 2025. We seek to diversify our investment portfolio to minimize risk, and we focus on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher tax-equivalent yield offered from these securities. The majority of our MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 9 “Derivatives” in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the periods ended (dollars in thousands):

	September 30, 2025	December 31, 2024
Available for Sale:
U.S. government and agency securities	$129,281	$66,013
Obligations of states and political subdivisions	481,515	468,337
Corporate and other bonds	246,155	244,712
MBS
Commercial	420,920	301,065
Residential	2,987,720	1,360,179
Total MBS	3,408,640	1,661,244
Other securities	1,932	1,860
Total AFS securities, at fair value	4,267,523	2,442,166
Held to Maturity:
Obligations of states and political subdivisions	788,643	697,683
Corporate and other bonds	2,515	3,322
MBS
Commercial	41,509	44,709
Residential	51,119	58,137
Total MBS	92,628	102,846
Total held to maturity securities, at carrying value	883,786	803,851
Restricted Stock:
FRB stock	141,219	82,902
FHLB stock	18,101	20,052
Total restricted stock, at cost	159,320	102,954
Total investments	$5,310,629	$3,348,971

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of September 30, 2025:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
U.S. government and agency securities	4.14%	4.66%	4.91%	6.42%	4.49%
Obligations of states and political subdivisions	4.31%	3.45%	1.96%	2.23%	2.28%
Corporate bonds and other securities	4.71%	5.99%	4.02%	5.18%	4.87%
MBS:
Commercial	6.70%	6.01%	4.30%	3.80%	4.14%
Residential	4.08%	6.60%	4.59%	3.91%	4.03%
Total MBS	6.69%	6.34%	4.55%	3.90%	4.04%
Total AFS securities	4.30%	5.64%	4.06%	3.69%	3.87%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of September 30, 2025:

	1 Year or		5 – 10	Over 10
	Less	1 - 5 Years	Years	Years	Total
Obligations of states and political subdivisions	3.16%	4.12%	3.36%	3.81%	3.70%
Corporate bonds and other securities	—%	—%	—%	4.68%	4.68%
MBS:
Commercial	—%	—%	3.64%	3.30%	3.31%
Residential	—%	—%	—%	3.39%	3.39%
Total MBS	—%	—%	3.64%	3.35%	3.35%
Total HTM securities	3.16%	4.12%	3.36%	3.75%	3.67%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of September 30, 2025, we maintained a diversified municipal bond portfolio with approximately 64% of our holdings in general obligation issues and the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 19% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all of our municipal holdings are considered investment grade. When purchasing municipal securities, we focus on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Our largest source of liquidity on a consolidated basis is our customer deposit base generated by our wholesale and consumer businesses. These deposits provide relatively stable and low-cost funding. Total deposits at September 30, 2025 were $30.7 billion, an increase of $10.3 billion or approximately 50.3% from December 31, 2024. Total deposits increased from December 31, 2024 primarily due to an increase in interest-bearing customer deposits of $7.6 billion and demand deposits of $2.8 billion, partially offset by a decrease in brokered deposits. Refer to “Deposits” within this Item 2 for additional information on this topic.

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

We consider our liquid assets to include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. As of September 30, 2025, our liquid assets totaled $12.4 billion or 33.4% of total assets, and liquid earning assets totaled $12.0 billion or 36.3% of total earning assets. We also provide asset liquidity by managing loan and securities maturities and cash flows. As of September 30, 2025, loan payments of approximately $10.8 billion or 40.1% of total LHFI are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $723.8 million or 13.6% of total investments as of September 30, 2025 are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

On June 26, 2025, we completed the sale of $2.0 billion of performing CRE loans acquired in the Sandy Spring acquisition, which we marked to fair value at $1.84 billion and classified as held for sale as of the April 1, 2025 acquisition date. We received net proceeds from the sale of the CRE loans, before expenses, of approximately $1.87 billion, which increased our cash balance at June 30, 2025 and September 30, 2025. During the second and third quarters of 2025, we used a portion of such proceeds to repay our short-term FHLB advances and brokered CDs that matured, as well as to purchase additional securities.

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

The following table presents our contractual obligations related to our major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of September 30, 2025 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Long-term debt (1)	$608,000	$—	$608,000
Trust preferred capital notes (1)	184,542	—	184,542
Leases (2)	163,044	6,513	156,531
Repurchase agreements	91,630	91,630	—
Total contractual obligations	$1,047,216	$98,143	$949,073

(1) Excludes related unamortized premium/discount and interest payments.

(2) Represents lease payments due on non-cancellable operating leases at September 30, 2025. Excluded from these tables are variable lease payments or renewals.

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

For a summary of our total commitments with off-balance sheet risk see Note 8 “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report.

We are also a lessor in sales-type and direct financing leases for equipment, as noted in Note 6 “Leases” in Part I, Item I of this Quarterly Report. Our future commitments related to the aforementioned leases totaled $681.3 million and $621.3 million, respectively, at September 30, 2025 and December 31, 2024.

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

LOAN PORTFOLIO

LHFI totaled $27.4 billion and $18.5 billion at September 30, 2025 and December 31, 2024, respectively, primarily driven by the increase in LHFI of $8.6 billion from the acquisition of Sandy Spring, as well as organic loan growth. Total CRE and commercial and industrial loans represented our largest loan categories at both September 30, 2025 and December 31, 2024. We remain committed to originating soundly underwritten loans to qualifying borrowers within our markets.

The following table presents the remaining maturities, based on contractual maturity, by loan type, and by rate type (variable or fixed), net of deferred fees and costs, as of September 30, 2025 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$2,163,182	$895,848	$1,030,228	$902,122	$91,682	$36,424	$237,106	$182,313	$30,833	$23,960
CRE - Owner Occupied	4,335,919	398,069	1,231,883	475,857	729,336	26,690	2,705,967	1,509,327	1,176,537	20,103
CRE - Non-Owner Occupied	6,805,302	1,271,882	2,772,647	1,935,974	817,163	19,510	2,760,773	2,198,245	562,528	—
Multifamily Real Estate	2,196,467	581,674	1,088,804	784,238	302,122	2,444	525,989	393,940	132,049	—
Commercial & Industrial	4,956,770	764,413	2,140,515	1,712,834	242,044	185,637	2,051,842	1,335,756	622,507	93,579
Residential 1-4 Family - Commercial	1,105,067	272,030	203,517	121,117	79,228	3,172	629,520	525,656	98,801	5,063
Residential 1-4 Family - Consumer	2,799,669	472	1,336,684	1,852	48,232	1,286,600	1,462,513	24,515	206,757	1,231,241
Residential 1-4 Family - Revolving	1,186,298	39,883	1,022,398	48,968	108,290	865,140	124,017	5,091	40,912	78,014
Auto	211,900	4,626	—	—	—	—	207,274	206,735	539	—
Consumer	121,620	10,667	37,291	14,145	2,555	20,591	73,662	47,095	19,904	6,663
Other Commercial	1,478,979	134,786	346,859	196,902	141,758	8,199	997,334	453,332	426,148	117,854
Total LHFI, net of deferred fees and costs	$27,361,173	$4,374,350	$11,210,826	$6,194,009	$2,562,410	$2,454,407	$11,775,997	$6,882,005	$3,317,515	$1,576,477

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

We perform risk assessments to identify the CRE concentration ratio based on the two-tiered guidelines issued by the federal banking regulators: (i) total reported loans for construction, land development, and other land represent 100 percent or more of the institution's total capital; or (ii) total CRE loans represent 300 percent or more of the institution's total capital, and the outstanding balance of the institution's CRE loan portfolio has increased by 50 percent or more during the prior 36 months. The loan balances used to determine the CRE concentration ratio are as defined in the Call Report instructions and do not necessarily match the balances displayed in Note 4 “Loans And Allowance For Loan and Lease Losses”.

As of September 30, 2025 and December 31, 2024, our construction and land development concentration as a percentage of capital totaled 51.9% and 63.2%, respectively, and our CRE concentration as a percentage of capital totaled 276.9% and 292.7%, respectively. The decreases in the concentration ratios are primarily driven by the impacts of the Sandy Spring acquisition and the related $2.0 billion sale of performing CRE loans that occurred in the second quarter of 2025, as well as other loan portfolio mix changes in the third quarter of 2025, primarily due to updated regulatory reporting classifications for certain loans. Total CRE exposure increased 97.6% for the 36 month period ended September 30, 2025, primarily due to the Sandy Spring and American National acquisitions, partially offset by the CRE loan sale.

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

We also manage our CRE exposure through product type limits, individual loan-size limits for CRE product types, client relationship limits, and transactional risk acceptance criteria, as well as other techniques, including but not limited to, loan syndications/participations, collateral, guarantees, structure, covenants, and other risk reduction techniques. Our CRE loan policies are specific to individual product types and underwriting parameters vary depending on the risk profile of each asset class. We evaluate risk concentrations regularly in our CRE portfolio on both an aggregate portfolio level and on an individual client basis and regularly review and adjust as appropriate our lending strategies and CRE product-specific approach to underwriting in light of market conditions and our overall corporate strategy and initiatives.

The average loan size of our CRE portfolio was approximately $1.2 million and $1.1 million as of September 30, 2025 and December 31, 2024, respectively, and the median loan size in our CRE portfolio was approximately $308,000 as of September 30, 2025 and approximately $242,000 as of December 31, 2024.

The following table presents the composition of our CRE loan categories, including the industry classification for CRE non-owner occupied loans, and CRE loans as a percentage of total loans for the periods ended (dollars in thousands):

	September 30, 2025		December 31, 2024
	Balance	%	Balance	%
CRE - Non-Owner Occupied
Hotel/Motel B&B	$1,202,009	4.39%	$997,185	5.40%
Industrial/Warehouse	1,286,971	4.70%	892,028	4.83%
Office	1,391,585	5.09%	881,660	4.77%
Retail	1,723,891	6.30%	1,058,591	5.73%
Self Storage	610,716	2.23%	435,525	2.36%
Senior Living	100,735	0.37%	340,689	1.84%
Other	489,395	1.79%	329,912	1.79%
Total CRE - Non-Owner Occupied	6,805,302	24.87%	4,935,590	26.72%
CRE - Owner Occupied	4,335,919	15.85%	2,370,119	12.83%
Construction and Land Development	2,163,182	7.91%	1,731,108	9.37%
Multifamily Real Estate	2,196,467	8.03%	1,240,209	6.71%
Residential 1-4 Family - Commercial	1,105,067	4.04%	719,425	3.89%
Total CRE Loans	16,605,937	60.70%	10,996,451	59.52%
All other loan types	10,755,236	39.30%	7,474,170	40.48%
Total LHFI, net of deferred fees and costs	$27,361,173	100.00%	$18,470,621	100.00%

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

The following table presents the distribution of our CRE non-owner occupied, multifamily real estate, and office portfolio loans by market location based on the underlying loan collateral for the periods ended (dollars in thousands):

	September 30, 2025			December 31, 2024
	CRE Non-Owner Occupied	Office Portfolio(1)	Multifamily	CRE Non-Owner Occupied	Office Portfolio(1)	Multifamily
Carolinas	$1,407,974	$305,249	$734,933	$1,115,247	$329,621	$359,031
DC Metro	1,220,703	403,041	275,824	363,309	49,822	27,036
Western VA	961,165	106,992	279,256	1,050,150	125,483	256,513
Fredericksburg Area	716,639	142,209	92,373	621,525	104,378	62,014
Baltimore	641,755	129,142	163,691	134,991	15,511	1,267
Central VA	541,615	94,285	281,031	604,722	100,674	230,274
Coastal VA/NC	516,629	64,560	176,618	503,234	67,716	165,295
Other Maryland	305,326	54,247	9,817	121,498	330	1,028
Other	305,226	54,828	101,394	224,740	41,660	32,772
Eastern VA	188,270	37,032	81,530	196,174	46,465	104,979
Total	$6,805,302	$1,391,585	$2,196,467	$4,935,590	$881,660	$1,240,209

(1) The office portfolio is a subset of our CRE non-owner occupied loans included in the column to the left.

We continue to monitor our exposure to office space, within our non-owner occupied CRE portfolio, including periodic credit risk assessment of expiring office leases for most of the office portfolio. We do not currently finance large, high-rise, or major metropolitan central business district office buildings, and the office portfolio is generally in suburban markets with strong occupancy levels. The average loan size in our office portfolio was approximately $2.0 million and $1.7 million as of September 30, 2025 and December 31, 2024, respectively, and the median loan size in our office portfolio was approximately $704,000 as of September 30, 2025 and approximately $571,000 as of December 31, 2024. The average loan size in our multifamily portfolio was approximately $3.3 million as of September 30, 2025 and $2.5 million as of December 31, 2024, and the median loan size in our multifamily portfolio was approximately $782,000 as of September 30, 2025 and approximately $646,000 as of December 31, 2024.

ASSET QUALITY

Overview

At September 30, 2025 and December 31, 2024, nonaccrual LHFI was $131.2 million and $58.0 million, respectively, while non-performing assets (“NPAs”) as a percentage of LHFI totaled 0.49% and 0.32%, respectively. The increase in NPAs as a percentage of LHFI compared to December 31, 2024 was primarily due to PCD loans acquired from Sandy Spring in the second quarter of 2025. Net charge-offs were $38.6 million for the three months ended September 30, 2025, compared to net charge-offs of $666,000 for the same period in the prior year, primarily due to the charge-off of two individually assessed commercial and industrial loans that were partially reserved for in prior quarters.

Our ACL at September 30, 2025 increased $126.3 million to $320.0 million from December 31, 2024, primarily reflecting the impacts of the Sandy Spring acquisition for which we recorded an initial ACL of $129.2 million that consisted of an ALLL of $117.8 million and RUC of $11.4 million.

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

Nonperforming Assets

At September 30, 2025, NPAs totaled $133.2 million, an increase of $74.9 million from December 31, 2024. Our NPAs as a percentage of total outstanding LHFI at September 30, 2025 and December 31, 2024 were 0.49% and 0.32%, respectively. The increase in NPAs was primarily due to PCD loans acquired in the second quarter of 2025 in the Sandy Spring acquisition.

The following table shows a summary of asset quality balances and related ratios as of the periods ended (dollars in thousands):

The following table shows a summary of asset quality balances and related ratios as of the periods ended (dollars in thousands):
	September 30,	December 31,
	2025	2024
Nonaccrual LHFI	$131,240	$57,969
Foreclosed properties	2,001	404
Total NPAs	133,241	58,373
LHFI past due 90 days and accruing interest	18,022	14,143
Total NPAs and LHFI past due 90 days and accruing interest	$151,263	$72,516

Balances
ALLL	$293,035	$178,644
ACL	319,986	193,685
Average LHFI, net of deferred fees and costs	24,336,012	17,647,589
LHFI, net of deferred fees and costs	27,361,173	18,470,621

Ratios
Nonaccrual LHFI to total LHFI	0.48%	0.31%
NPAs to total LHFI	0.49%	0.32%
NPAs & LHFI 90 days past due and accruing interest to total LHFI	0.55%	0.39%
NPAs to total LHFI & foreclosed property	0.49%	0.32%
NPAs & LHFI 90 days past due and accruing interest to total LHFI & foreclosed property	0.55%	0.39%
ALLL to nonaccrual LHFI	223.28%	308.17%
ALLL to nonaccrual LHFI & LHFI 90 days past due and accruing interest	196.32%	247.73%
ACL to nonaccrual LHFI	243.82%	334.12%

NPAs include nonaccrual LHFI, which totaled $131.2 million at September 30, 2025, an increase of $73.3 million from December 31, 2024. The following table shows the year-to-date activity in nonaccrual LHFI for the nine months ended September 30, (dollars in thousands):

2025
Beginning Balance	$57,969
Net customer payments	(23,440)
Additions (1)	137,505
Charge-offs	(39,443)
Loans returning to accruing status	(77)
Transfers to foreclosed property	(1,274)
Ending Balance	$131,240

(1) The increase in additions for the nine months ended September 30, 2025 was primarily due to PCD loans acquired from Sandy Spring in the second quarter of 2025, as well as measurement period adjustments in the third quarter of 2025 related to the fair values of certain Sandy Spring acquired loans.

The following table presents the composition of nonaccrual LHFI and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual LHFI, as of the periods ended (dollars in thousands):

	September 30,	December 31,
	2025	2024
Construction and Land Development	$61,436	$1,313
CRE - Owner Occupied	6,467	2,915
CRE - Non-owner Occupied	13,125	1,167
Multifamily Real Estate	1,583	132
Commercial & Industrial	9,193	33,702
Residential 1-4 Family - Commercial	6,615	1,510
Residential 1-4 Family - Consumer	23,623	12,725
Residential 1-4 Family - Revolving	5,444	3,826
Auto	556	659
Consumer	37	20
Other Commercial	3,161	—
Total	$131,240	$57,969
Coverage Ratio (ALLL to nonaccrual LHFI)	223.28%	308.17%

Past Due Loans

At September 30, 2025, past due LHFI still accruing interest totaled $74.2 million or 0.27% of total LHFI, compared to $57.7 million or 0.31% of total LHFI at December 31, 2024. The increase in past due LHFI was primarily due to PCD loans acquired in the Sandy Spring acquisition. Of the total past due LHFI still accruing interest, $18.0 million or 0.07% of total LHFI were loans past due 90 days or more at September 30, 2025, compared to $14.1 million or 0.08% of total LHFI at December 31, 2024.

Troubled Loan Modifications

For the nine months ended September 30, 2025 and 2024, we had TLMs with an amortized cost basis of $16.1 million and $24.5 million, respectively. As of September 30, 2025 and 2024, there were no material unfunded commitments on loans modified and designated as TLMs.

Net Charge-offs

For the third quarter of 2025, net charge-offs were $38.6 million or 0.56% of total average LHFI on an annualized basis, compared to net charge-offs of $666,000 or 0.01% for the same quarter in the prior year. For the nine months ended September 30, 2025, net charge-offs were $41.5 million or 0.23% of total average LHFI on an annualized basis, compared to net charge-offs of $7.3 million or 0.06% for the same period in the prior year. The increase in net charge-offs was primarily due to the charge-off of two commercial and industrial loans that were partially reserved for in prior quarters.

Provision for Credit Losses

We recorded a provision for credit losses of $16.2 million for the third quarter of 2025, an increase of $13.6 million compared to $2.6 million recorded during the same quarter of 2024. The provision for credit losses for the third quarter of 2025 reflected a $16.1 million provision for loan losses and a $173,000 provision for unfunded commitments. For the nine months ended September 30, 2025, we recorded a provision for credit losses of $139.6 million, an increase of $107.0 million compared to $32.6 million recorded during the same period in the prior year.

Included in the provision for credit losses for the nine months ended September 30, 2025 was $89.5 million of Day 1 initial provision expense on non-PCD loans and $11.4 million on unfunded commitments, on loans acquired from Sandy Spring in the second quarter of 2025. Included in the provision for credit losses for the nine months ended September 30, 2024 was $13.2 million of Day 1 initial provision expense on non-PCD loans and $1.4 million on unfunded commitments, on loans acquired from American National. Outside of the Day 1 initial provision expense recorded on non-PCD loans and unfunded commitments acquired from Sandy Spring in the second quarter of 2025, the provision for credit losses increased compared to the same period in the prior year, primarily due to an increase in net charge-offs primarily driven by the charge-off of two commercial and industrial loans, as discussed above.

Allowance for Credit Losses

At September 30, 2025, the ACL was $320.0 million and included an ALLL of $293.0 million and a RUC of $27.0 million. The ACL at September 30, 2025 increased $126.3 million from December 31, 2024, primarily due to the initial ACL recorded in the Sandy Spring acquisition. Outside of the initial ACL related to the Sandy Spring acquisition, the ACL at September 30, 2025 decreased from December 31, 2024, primarily due to the charge-off of two individually assessed commercial and industrial loans that were partially reserved for in prior quarters, partially offset by the impact of deteriorating macroeconomic forecasts.

The following table summarizes the ACL as of the periods ended (dollars in thousands):

	September 30,	December 31,
	2025	2024
Total ALLL	$293,035	$178,644
Total Reserve for Unfunded Commitments	26,951	15,041
Total ACL	$319,986	$193,685

ALLL to total LHFI	1.07%	0.97%
ACL to total LHFI	1.17%	1.05%

The following table summarizes net charge-off activity by loan segment for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended			Nine Months Ended
	2025			2025
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(39,575)	$(865)	$(40,440)	$(42,958)	$(2,947)	$(45,905)
Recoveries	1,223	624	1,847	2,999	1,369	4,368
Net charge-offs	$(38,352)	$(241)	$(38,593)	$(39,959)	$(1,578)	$(41,537)
Net charge-offs to average loans(1)	0.66%	0.02%	0.56%	0.26%	0.06%	0.23%

	Three Months Ended			Nine Months Ended
	2024			2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(1,642)	$(1,077)	$(2,719)	$(8,675)	$(3,026)	$(11,701)
Recoveries	1,292	761	2,053	2,881	1,497	4,378
Net charge-offs	$(350)	$(316)	$(666)	$(5,794)	$(1,529)	$(7,323)
Net charge-offs to average loans(1)	0.01%	0.05%	0.01%	0.05%	0.09%	0.06%

(1) Net charge-off rates are annualized and calculated by dividing net charge-offs by average LHFI for the period for each loan category.

The following table summarizes the ALLL activity by loan segment and the percentage of the loan portfolio that the related ALLL covers as of the periods ended (dollars in thousands):

	September 30, 2025			December 31, 2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL	$233,759	$59,276	$293,035	$148,887	$29,757	$178,644
Loan %(1)	84.2%	15.8%	100.0%	86.6%	13.4%	100.0%
ALLL to total LHFI(2)	1.01%	1.37%	1.07%	0.93%	1.20%	0.97%

(1) The percentage represents the loan balance divided by total LHFI.

(2) The percentage represents ALLL divided by the total LHFI for each loan category.

The increase in the ALLL from the prior year for the Commercial segment is primarily due to the Sandy Spring acquisition, partially offset by the charge-offs of two individually assessed commercial and industrial loans that were partially reserved for in prior quarters, as discussed above. The increase in the ALLL from the prior year for the Consumer segment is primarily due to the Sandy Spring acquisition, partially offset by the run-off of the third-party lending and auto portfolios.

DEPOSITS

As of September 30, 2025, our total deposits were $30.7 billion, an increase of $10.3 billion or 50.3% from December 31, 2024. Total interest-bearing deposits consisted of interest checking accounts, money market accounts, savings accounts, time deposits, and brokered deposits. Our total time deposit balances with customers totaled $5.8 billion and accounted for 25.7% of total interest-bearing customer deposits at September 30, 2025, compared to $4.1 billion and 27.5% at December 31, 2024. We seek to fund increased loan volumes by growing core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, we may use wholesale funding sources to fund shortfalls, if any, or provide additional liquidity. We use brokered deposits purchased through nationally recognized networks as part of our overall liquidity management strategy on an as needed basis. We paid down $116.1 million in brokered deposits in the third quarter of 2025 and continued to reduce higher-cost, non-relationship deposits acquired from Sandy Spring. At September 30, 2025, our brokered deposits totaled $1.0 billion, a $170.4 million decrease from December 31, 2024.

The following table presents the deposit balances, including brokered deposits, by major category as of the quarters ended (dollars in thousands):

	September 30, 2025		December 31, 2024
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Interest checking accounts	$6,916,702	22.5%	$5,494,550	26.9%
Money market accounts	6,932,836	22.6%	4,291,097	21.0%
Savings accounts	2,882,897	9.4%	1,025,896	5.0%
Customer time deposits of more than $250,000	1,773,710	5.8%	1,202,657	5.9%
Customer time deposits of $250,000 or less	4,007,070	13.1%	2,888,476	14.2%
Time Deposits	5,780,780	18.9%	4,091,133	20.1%
Total interest-bearing customer deposits	22,513,215	73.4%	14,902,676	73.0%
Brokered deposits	1,047,467	3.4%	1,217,895	6.0%
Total interest-bearing deposits	$23,560,682	76.8%	$16,120,571	79.0%
Demand deposits	7,104,642	23.2%	4,277,048	21.0%
Total Deposits (1)	$30,665,324	100.0%	$20,397,619	100.0%

(1) Includes uninsured deposits of $10.9 billion and $7.1 billion as of September 30, 2025 and December 31, 2024, respectively, and collateralized deposits of $1.1 billion as of both September 30, 2025 and December 31, 2024. Amounts are based on estimated amounts of uninsured deposits as of the reported period.

Maturities of time deposits in excess of FDIC insurance limits were as follows for the quarters ended (dollars in thousands):

	September 30, 2025	December 31, 2024
3 Months or Less	$313,169	$291,391
Over 3 Months through 6 Months	263,809	159,194
Over 6 Months through 12 Months	161,104	78,090
Over 12 Months	119,129	51,982
Total	$857,211	$580,657

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

The following table summarizes our regulatory capital and related ratios as of the periods ended (2) (dollars in thousands):

	September 30,	December 31,	September 30,
	2025	2024	2024
Common equity Tier 1 capital	$ 3,014,144	$ 2,063,163	$ 2,026,506
Tier 1 capital	3,180,500	2,229,519	2,192,862
Tier 2 capital	1,018,774	589,879	573,299
Total risk-based capital	4,199,274	2,819,398	2,766,161
Risk-weighted assets	30,381,076	20,713,531	20,749,517
Capital ratios:
Common equity Tier 1 capital ratio	9.92%	9.96%	9.77%
Tier 1 capital ratio	10.47%	10.76%	10.57%
Total capital ratio	13.82%	13.61%	13.33%
Leverage ratio (Tier 1 capital to average assets)	8.92%	9.29%	9.27%
Capital conservation buffer ratio (1)	4.47%	4.76%	4.57%
Common equity to total assets	12.81%	12.11%	12.16%
Tangible common equity to tangible assets (+)	7.69%	7.21%	7.29%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(2) All ratios and amounts at September 30, 2025 are estimates and subject to change pending the filing of our FR Y9-C. All other periods are presented as filed.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Interest Income (FTE)
Interest and dividend income (GAAP)	$503,437	$324,528	$1,319,645	$908,330
FTE adjustment	4,419	3,899	12,539	11,436
Interest and dividend income (FTE) (non-GAAP)	$507,856	$328,427	$1,332,184	$919,766
Average earning assets	$33,563,417	$21,983,946	$29,973,209	$21,003,082
Yield on interest-earning assets (GAAP)	5.95%	5.87%	5.89%	5.78%
Yield on interest-earning assets (FTE) (non-GAAP)	6.00%	5.94%	5.94%	5.85%
Net Interest Income (FTE)
Net interest income (GAAP)	$319,210	$182,932	$824,745	$515,290
FTE adjustment	4,419	3,899	12,539	11,436
Net interest income (FTE) (non-GAAP)	$323,629	$186,831	$837,284	$526,726
Noninterest income (GAAP)	51,751	34,286	162,436	83,651
Total revenue (FTE) (non-GAAP)	$375,380	$221,117	$999,720	$610,377
Average earning assets	$33,563,417	$21,983,946	$29,973,209	$21,003,082
Net interest margin (GAAP)	3.77%	3.31%	3.68%	3.28%
Net interest margin (FTE) (non-GAAP)	3.83%	3.38%	3.73%	3.35%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	September 30,	December 31,	September 30,
	2025	2024	2024
Tangible Assets
Ending Assets (GAAP)	$37,072,733	$24,585,323	$24,803,723
Less: Ending goodwill	1,726,386	1,214,053	1,212,710
Less: Ending amortizable intangibles	333,236	84,563	90,176
Ending tangible assets (non-GAAP)	$35,013,111	$23,286,707	$23,500,837
Tangible Common Equity
Ending Equity (GAAP)	$4,917,058	$3,142,879	$3,182,416
Less: Ending goodwill	1,726,386	1,214,053	1,212,710
Less: Ending amortizable intangibles	333,236	84,563	90,176
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$2,691,079	$1,677,906	$1,713,173
Average equity (GAAP)	$4,866,989	$2,971,111	$3,112,509
Less: Average goodwill	1,711,081	1,139,422	1,209,590
Less: Average amortizable intangibles	342,064	73,984	93,001
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$2,647,488	$1,591,349	$1,643,562
Common equity to total assets (GAAP)	12.81%	12.11%	12.16%
Tangible common equity to tangible assets (non-GAAP)	7.69%	7.21%	7.29%

Adjusted operating measures exclude, as applicable, merger-related costs, deferred tax asset write-down, FDIC special assessments, CECL Day 1 non-PCD loans and RUC provision expense, gain on sale of equity interest in CSP, (loss) gain on CRE loan sale, and gain (loss) on sale of securities. We believe these non-GAAP adjusted measures provide investors with important information about the continuing economic results of our operations. Due to the impact of completing the Sandy Spring acquisition in the second quarter of 2025 and the acquisition of American National in the second quarter of 2024, we updated our non-GAAP operating measures beginning in the second quarter of 2025 to exclude the CECL Day 1 non-PCD loans and RUC provision expense. The CECL Day 1 non-PCD loans and RUC provision expense is comprised of the initial provision expense on non-PCD loans, which represents the CECL “double count” of the non-PCD credit mark, and the additional provision for unfunded commitments. We do not view the CECL Day 1 non-PCD loans and RUC provision expense as organic costs to run our business and believe this updated presentation provides investors with additional information to assist in period-to-period and company-to-company comparisons of operating performance, which will aid investors in analyzing our performance. Prior period non-GAAP operating measures presented in this Quarterly Report have been recast to conform to this updated presentation. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three and nine months ended September 30, (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Adjusted Operating Earnings & EPS
Net income (GAAP)	$92,140	$76,415	$161,749	$151,346
Plus: Merger-related costs, net of tax	26,856	1,085	94,847	26,884
Plus: Deferred tax asset write-down	—	—	—	4,774
Plus: FDIC special assessment, net of tax	—	—	—	664
Plus: CECL Day 1 non-PCD loans and RUC provision expense, net of tax	—	—	77,742	11,520
Less: Gain on sale of equity interest in CSP, net of tax	—	—	10,654	—
Less: (Loss) gain on CRE loan sale, net of tax	(3,700)	—	8,405	—
Less: Gain (loss) on sale of securities, net of tax	3	3	(64)	(5,143)
Adjusted operating earnings (non-GAAP)	$122,693	$77,497	$315,343	$200,331
Less: Dividends on preferred stock	2,967	2,967	8,901	8,901
Adjusted operating earnings available to common shareholders (non-GAAP)	$119,726	$74,530	$306,442	$191,430

Weighted average common shares outstanding, diluted	141,986,217	89,780,531	124,794,832	84,933,213
Earnings per common share, diluted (GAAP)	$0.63	$0.82	$1.22	$1.68
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.84	$0.83	$2.46	$2.25

Adjusted operating noninterest expense excludes, as applicable, the amortization of intangible assets, merger-related costs, and FDIC special assessments. Adjusted operating noninterest income excludes, as applicable, gain on sale of equity interest in CSP, (loss) gain on CRE loan sale, and gain (loss) on sale of securities. These measures are similar to the measures we use when analyzing corporate performance and are also similar to the measure used for incentive compensation. We believe this adjusted measure provides investors with important information about the continuing economic results of our operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$238,446	$122,582	$652,327	$377,859
Less: Amortization of intangible assets	18,145	5,804	41,976	13,693
Less: Merger-related costs	34,812	1,353	118,652	33,005
Less: FDIC special assessment	—	—	—	840
Adjusted operating noninterest expense (non-GAAP)	$185,489	$115,425	$491,699	$330,321
Noninterest income (GAAP)	$51,751	$34,286	$162,436	$83,651
Less: Gain on sale of equity interest in CSP	—	—	14,300	—
Less: (Loss) gain on CRE loan sale	(4,805)	—	10,915	—
Less: Gain (loss) on sale of securities	4	4	(83)	(6,510)
Adjusted operating noninterest income (non-GAAP)	$56,552	$34,282	$137,304	$90,161

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

The following table represents the interest rate sensitivity on our net interest income across the rate paths modeled for the balances as of the quarterly periods ended:

	Change In Net Interest Income
	September 30,	December 31,	September 30,
	2025	2024	2024
	%	%	%
Change in Yield Curve:
+300 bps	2.76	6.23	10.61
+200 bps	2.20	4.50	7.44
+100 bps	1.29	2.48	3.95
Most likely rate scenario	—	—	—
-100 bps	(0.94)	(2.35)	(3.09)
-200 bps	(1.99)	(5.85)	(7.31)
-300 bps	(1.74)	(10.64)	(12.86)

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

From a net interest income perspective, we were less asset sensitive as of September 30, 2025 compared to our positions as of December 31, 2024 and September 30, 2024. This shift is due, in part, to the changing market characteristics of certain loan and deposit products and, in part, due to various other balance sheet strategies. We expect net interest income to increase with an immediate increase or shock in market rates. In a decreasing interest rate environment, we expect a decline in net interest income as interest-earning assets re-price more quickly than interest-bearing deposits.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances as of the periods ended:

	Change In Economic Value of Equity
	September 30,	December 31,	September 30,
	2025	2024	2024
	%	%	%
Change in Yield Curve:
+300 bps	(13.26)	(6.98)	(6.61)
+200 bps	(8.75)	(4.75)	(4.36)
+100 bps	(4.31)	(2.47)	(2.17)
Most likely rate scenario	—	—	—
-100 bps	3.15	1.88	1.28
-200 bps	4.61	0.94	0.12
-300 bps	3.25	(1.09)	(3.05)

As of September 30, 2025, our economic value of equity is generally more liability sensitive in a rising interest rate environment compared to our positions as of December 31, 2024 and September 30, 2024, primarily due to the composition of our Consolidated Balance Sheets and also due to the pricing characteristics and assumptions of certain deposits and loans.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously disclosed, on February 9, 2022, pursuant to the CFPB’s Notice and Opportunity to Respond and Advise process, the CFPB Office of Enforcement notified the Bank that it was considering recommending that the CFPB take legal action against the Bank in connection with alleged violations of Regulation E, 12 C.F.R. § 1005.17, and the Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, in connection with the Bank’s overdraft practices and policies. In March 2023, the CFPB commenced settlement discussions with us, and on December 7, 2023, the Bank entered into a Consent Order with the CFPB to resolve the matter. A copy of the Consent Order is available on the CFPB’s website. The terms of the Consent Order require, among other things, that the Bank submit a redress plan to the CFPB pursuant to which the Bank will pay restitution in an amount of at least $5.0 million to certain current and former customers of the Bank who opted-in to the Bank’s discretionary overdraft service during a specified time period and has paid a $1.2 million civil monetary penalty. See Note 8, “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional information.

ITEM 1A – RISK FACTORS

During the quarter ended September 30, 2025, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

As of September 30, 2025, we did not have an authorized share repurchase program in effect.

The following information describes our common stock repurchases for the three months ended September 30, 2025:

Period	Total number of shares purchased(1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
July 1 - July 31, 2025	4,471	33.00	—	—
August 1 - August 31, 2025	290	31.30	—	—
September 1 - September 30, 2025	592	35.74	—	—
Total	5,353	33.21	—	—

_________________________________________

(1) For the three months ended September 30, 2025, 5,353 shares were withheld upon vesting of restricted shares granted to our employees in order to satisfy tax withholding obligations.

ITEM 5 – OTHER INFORMATION

Other Information

Given the timing of the following event, the following information is included in this Quarterly Report pursuant to Item 5.03 of Form 8-K, “Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” in lieu of filing a Form 8-K.

Amendment of Bylaws

On October 30, 2025, the Company’s Board of Directors (the “Board”) adopted amended and restated bylaws of the Company (the “Amended and Restated Bylaws”), effective as of such date, in order to, among other things: (i) enhance procedural mechanics and information requirements in connection with shareholder nominations of directors and submissions of proposals regarding other business at shareholder meetings, including to clarify the scope of information required regarding proposing shareholders, proposed nominees and other related persons; (ii) clarify the powers of the Board and the chair of a shareholder meeting to regulate conduct at a meeting; (iii) require any director candidate to make themselves available to be interviewed by members of the Board; and (iv) make certain other clarifying, conforming and ministerial changes.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report and incorporated herein by reference.

Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

3.2	Amended and Restated Bylaws of Atlantic Union Bankshares Corporation, effective as of October 30, 2025.

15.1	Letter regarding unaudited interim financial information.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended September 30, 2025 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

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

Atlantic Union Bankshares Corporation

(Registrant)

Date: November 4, 2025	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: November 4, 2025	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)