Form 10-K
period 2025-12-31
Atlantic Union Bankshares Corp
filed 2026-02-26
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $4,392,659,315 based on the closing share price on that date of $31.28 per share.

The number of shares of common stock outstanding as of February 19, 2026 was 142,535,248.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ATLANTIC UNION BANKSHARES CORPORATION

FORM 10-K

Glossary of Acronyms and Defined Terms

In this Annual Report on Form 10-K, except as otherwise indicated or the context suggests otherwise, references to the “Company” refers to Atlantic Union Bankshares Corporation, a Virginia corporation, and the terms “we”, “us” and “our” refer to the Company and its direct and indirect subsidiaries, including Atlantic Union Bank, which we refer to as the “Bank.” The “Federal Reserve” refers to the Board of Governor of the Federal Reserve System, our primary federal regulator.

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

Glossary of Acronyms and Defined Terms
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALLL	–	Allowance for loan and lease losses, a component of the ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
BHCA	–	Bank Holding Company Act of 1956, as amended
BOLI	–	Bank-owned life insurance
bps	–	Basis points
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
CRA	–	Community Reinvestment Act of 1977
CRE	–	Commercial real estate
CSP	–	Cary Street Partners LLC
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FOMC	–	Federal Open Market Committee
FTE	–	Fully taxable equivalent
GAAP	–	Accounting principles generally accepted in the United States
HTM	–	Held to maturity
LHFI	–	Loans held for investment, net of unearned income
LHFS	–	Loans held for sale
MBS	–	Mortgage-Backed Securities
NPA	–	Nonperforming assets
NYSE	–	New York Stock Exchange
PCD	–	Purchased credit deteriorated
SBA	–	Small Business Administration
SEC	–	U.S. Securities and Exchange Commission
SOFR	–	Secured Overnight Financing Rate
TLM	–	Troubled loan modification

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding the acquisition of Sandy Spring, including expectations with regard to the benefits of the Sandy Spring acquisition; statements regarding our expectations with regard to the benefits of the American National acquisition; statements regarding our strategic expansion into North Carolina; statements regarding our future ability to recognize the benefits of certain tax assets; statements regarding our business, financial and operating results, including our deposit base and funding; the impact of changes in economic conditions, anticipated changes in the interest rate environment and the related impacts on our net interest margin, changes in economic, fiscal or trade policy and the potential impacts on our business, loan demand and economic conditions in our markets and nationally; management’s beliefs regarding our liquidity, capital resources, asset quality, CRE loan portfolio, and our customer relationships; and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “seek to,” “potential,” “continue,” “confidence,” or words of similar meaning or other statements concerning opinions or judgment of the Company and our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

●	market interest rates and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs, and our loan and securities portfolios;
●	economic conditions, including inflation and recessionary conditions and their related impacts on economic growth and customer and client behavior;
●	U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability;
●	volatility in the financial services sector, including failures or rumors of failures of other depository institutions, along with actions taken by governmental agencies to address such turmoil, and the effects on the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
●	legislative or regulatory changes and requirements, including changes in federal, state, or local tax laws and changes impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	the sufficiency of liquidity and changes in our capital position;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which we operate and which our loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels, U.S. fiscal debt, budget and tax matters, U.S. government shutdowns, and slowdowns in economic growth;
●	the impact of purchase accounting with respect to the Sandy Spring acquisition, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine the fair value and credit marks;
●	the possibility that the anticipated benefits of our acquisition activity, including our acquisitions of Sandy Spring and American National, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the strength of the economy, competitive factors in the areas where we do business, or as a result of other unexpected factors or events;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from our acquisitions of Sandy Spring and American National;
●	our ability to identify, recruit, and retain key employees;
●	monetary, fiscal and regulatory policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;

●	the quality or composition of our loan or investment portfolios and changes in these portfolios;
●	demand for loan products and financial services in our market areas;
●	our ability to manage our growth or implement our growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	real estate values in our lending area;
●	changes in accounting principles, standards, rules, and interpretations, and the related impact on our financial statements;
●	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by changing economic conditions, credit concentrations, inflation, changing interest rates, or other factors;
●	concentrations of loans secured by real estate, particularly CRE;
●	the effectiveness of our credit processes and management of our credit risk;
●	our ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	operational, technological, cultural, regulatory, legal, credit, and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash consideration;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as pandemics), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of our borrowers to satisfy their obligations to us, on the value of collateral securing loans, on the demand for our loans or our other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on our liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of our business operations and on financial markets and economic growth;
●	performance by our counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	actual or potential claims, damages, and fines related to litigation or government actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
●	any event or development that would cause us to conclude that there was an impairment of any asset, including intangible assets, such as goodwill; and
●	other factors, many of which are beyond our control.

More information on risk factors that could affect our forward-looking statements is included under the section entitled “Risk Factors” set forth herein. All risk factors and uncertainties described herein should be considered in evaluating forward-looking statements, and all of the forward-looking statements made in this Form 10-K are expressly qualified by the cautionary statements contained or referred to herein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or our businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Form 10-K. Forward-looking statements speak only as of the date they are made. We do not intend or assume any obligation to update, revise or clarify any forward-looking statements that may be made from time to time by or on behalf of the Company, whether as a result of new information, future events or otherwise, except as required by law.

SUMMARY OF RISK FACTORS

An investment in our securities involves risks, including those summarized below. For a more complete discussion of these risk factors, see “Item 1A—Risk Factors.”

Risks Related to Our Lending Activities

●	Our ACL may be insufficient to absorb credit losses in our loan portfolio.
●	Events that negatively impact the real estate market could hurt our business.
●	Our loan portfolio contains CRE, construction and development loans and commercial and industrial loans, which may expose us to additional credit risks, and may adversely affect our results of operations and financial condition.
●	The loans we make through federal programs are dependent on the federal government’s continuation and support of these programs and on our compliance with program requirements.
●	We use independent appraisals and other valuation techniques in evaluating and monitoring loans secured by real estate and other real estate owned, which may not accurately describe the net value of the asset.
●	If we fail to effectively manage credit risk, our business and financial condition will suffer.
●	Our lending to small to mid-sized community-based businesses may increase our credit risk.
●	Nonperforming assets may adversely affect our business, results of operations, and financial condition.
●	Our mortgage revenue is cyclical and sensitive to interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our profits, and we may be required to repurchase mortgage loans or indemnify buyers against losses, which could harm our liquidity, results of operations and financial condition.
●	We are subject to environmental risks.

Risks Related to Our Business, Industry, Markets and Market Interest Rates

●	Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, developments impacting the financial services industry specifically and economic conditions.
●	We may not be able to maintain a strong core deposit base or access other low-cost funding sources.
●	We face substantial competition that could adversely affect our growth and/or operating results.
●	Consumers may decide not to use banks, which could materially adversely affect our financial condition and results.
●	Changes in interest rates could adversely affect our income and cash flows.
●	We may incur losses if asset values decline, including due to changes in interest rates and prepayment speeds.

Risks Related to Our Operations

●	A failure and/or breach of our operating or securities systems or infrastructure, or those of our third-party providers, including because of cyber-attacks, could disrupt our business, result in disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
●	We face information security risks that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.
●	Our business strategy includes continued growth, and our financial condition and results of operation could be negatively affected if we fail to grow or fail to manage our growth effectively.
●	We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute shareholder value.
●	The carrying value of goodwill and other intangible assets may be adversely affected.
●	Our risk-management framework may not be effective in mitigating risks and/or losses.
●	We could be adversely affected if our design, implementation, or use of models in our business is flawed.
●	Failure to keep pace with technological change could adversely affect our business and competitive position, and we may experience operational challenges when implementing new technologies.
●	The implementation of new lines of business or new products and services may subject us to additional risk.
●	Our business could be adversely affected by the operational functions of such counterparties over which we have limited or no control that provide key components of our infrastructure.
●	Our financial condition could be adversely affected if we rely on misleading information.
●	We are subject to losses due to errors, omissions or fraud by our employees, clients, counterparties, or others.
●	If we are unable to attract, retain, develop, and motivate our human capital, our business, results of operations, and prospects could be adversely affected.

●	Our internal controls and procedures may fail or be circumvented, which could have a material adverse effect on our business, financial condition, and results of operation.
●	Our business needs and future growth may require additional capital, which may not be available or may be dilutive.
●	We are or may become involved from time to time in various claims and lawsuits or information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences, including expenses and ultimate exposures that cannot be ascertained.
●	We may not be able to generate sufficient taxable income to fully realize our deferred tax assets.
●	Challenges to our tax positions could result in tax liability.

Risks Related to the Regulatory Environment

●	We are subject to extensive regulation that could limit or restrict our activities, and legal, regulatory and policy changes could affect the banking industry and the economy.
●	Laws and regulations addressing consumer privacy and data use and security could increase our costs and failure to comply could impact our business, financial condition, and reputation.
●	If we fail to maintain sufficient capital, our financial condition, liquidity, and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.
●	New regulations and new approaches to regulation or enforcement by the CFPB could adversely impact us.
●	Any issues with respect to the Bank’s compliance with the Bank Secrecy Act, as amended, and its implementing regulations could result in significant civil penalties and have a material adverse effect on our business strategy.
●	We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties and other sanctions.
●	The Federal Reserve may require us to commit capital resources to support the Bank.

Risks Related to Our Securities

●	Our ability to pay dividends is limited, and we may be unable to pay dividends in the future.
●	The trading volumes in our common stock may not provide adequate liquidity for investors.
●	Future capital needs could result in shareholder dilution and may adversely affect the market price of our securities.
●	Holders of our indebtedness and depositary shares have senior rights to those of our common shareholders.
●	Our governing documents and certain provisions of Virginia law could have an anti-takeover effect.
●	Our stock price may be volatile, which could result in losses to our investors and litigation against us.

General Risk Factors

●	Failure to maintain our reputation may materially adversely affect our performance.
●	Changes in accounting standards could impact reported earnings.
●	We are subject to risks associated with climate change and other weather and natural disaster impacts.
●	We are subject to environmental, social and governance risks that could adversely affect our reputation, the trading price of our common stock and/or our business, operations, and earnings.

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

The Bank is headquartered in Richmond, Virginia and operates branches and ATMs located in Virginia, Maryland, Washington, D.C., and North Carolina. In addition, our non-bank financial services affiliates include Atlantic Union Equipment Finance, Inc., which provides equipment financing; AUB Investments, Inc., which provides investment services; and Atlantic Union Capital Markets, Inc., which provides capital market services.

At December 31, 2025, we had $37.6 billion in assets, $27.8 billion in LHFI, $30.5 billion in deposits, and $5.0 billion in stockholders’ equity.

Recent Developments

Acquisition of Sandy Spring Bancorp, Inc.

On April 1, 2025, we completed our merger with Sandy Spring, the bank holding company for Sandy Spring Bank, and we successfully completed the integration of Sandy Spring branches and operations on October 14, 2025. With the acquisition of Sandy Spring, we acquired more than 50 branches in Virginia, Maryland, and Washington, D.C., enhancing our presence in Northern Virginia and Maryland.

CRE Loan Sale

On June 26, 2025, we completed the sale of performing CRE loans acquired in the Sandy Spring acquisition with an unpaid principal balance of $2.0 billion, which we marked to fair value at $1.8 billion and classified as held for sale as of the April 1, 2025 acquisition date. The CRE loan sale transaction generated a $10.9 million pre-tax gain, net of transaction expenses, for the year ended 2025. Under the terms of the loan purchase agreement, we sold the loans without recourse and retained customer-facing servicing responsibilities.

Forward Sale Agreements

On October 21, 2024, in connection with the execution of the Sandy Spring merger agreement, we entered into an initial forward sale agreement with Morgan Stanley & Co. LLC (the “Forward Purchaser”) relating to an aggregate of 9,859,155 shares of our common stock. On October 21, 2024, we priced the public offering of shares of our common stock in connection with such forward sale agreement and entered into an underwriting agreement with Morgan Stanley & Co. LLC, as representative for the underwriters named therein, the Forward Purchaser and Morgan Stanley & Co. LLC as forward seller (the “Forward Seller”), relating to the registered public offering and sale of 9,859,155 shares of our common stock at a public offering price of $35.50 per share (before underwriting discounts and commissions). The underwriters were granted a 30-day option to purchase up to an additional 1,478,873 shares of our common stock. On October 21, 2024, the underwriters exercised in full their option to purchase the additional 1,478,873 shares of our common stock pursuant to the underwriting agreement and, in connection therewith, we entered into an additional forward sale agreement with the Forward Purchaser relating to 1,478,873 shares of our common stock, on terms substantially similar to those contained in the initial forward sale agreement (such additional forward sale agreement together with the initial forward sale agreement, the “Forward Sale Agreements”).

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

We have a history of growing through both organic growth and strategic acquisitions, particularly with our five most recent acquisitions—StellarOne Corporation in 2014, Xenith Bankshares, Inc. in 2018, Access National Corporation in 2019, American National in 2024, and Sandy Spring in 2025—which allowed us to meaningfully increase our asset size, enhance our scale and expand our footprint in Virginia, Maryland, Washington, D.C., and North Carolina.

The table below indicates the year each of our predecessor community banks was formed, acquired by us, and merged into what is now Atlantic Union Bank.

	Formed	Acquired	Merged
Union Bank & Trust Company	1902	n/a	2010
Northern Neck State Bank	1909	1993	2010
King George State Bank	1974	1996	1999
Rappahannock National Bank	1902	1998	2010
Guaranty Bank	1981	2004	2004
Prosperity Bank & Trust Company	1986	2006	2008
Bay Community Bank	1999	de novo bank	2008
First Market Bank, FSB	2000	2010	2010
StellarOne Bank	1994	2014	2014
Xenith Bank	1987	2018	2018
Access National Bank	1999	2019	2019
American National Bank and Trust Company	1909	2024	2024
Sandy Spring Bank	1868	2025	2025

Principal Products and Services

We are a full-service bank offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit, and other depository services, as well as loans for CRE, commercial, industrial, residential mortgage, and consumer purposes. We also offer wealth management and trust services to individuals and corporations, as well as treasury management and capital market services. In addition, through our wholly owned subsidiaries, we offer equipment financing services, and insurance products through an agreement with Bearing Insurance LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. Our customers have access to our products and services in person via our full-service branches and ATMs, and virtually through our mobile and internet banking services. We strive to provide a differentiated customer experience that is authentically human and digital forward.

Lending Activities. Our loan portfolio consists primarily of CRE, commercial, industrial, residential mortgage, and consumer loans. A substantial portion of our loan portfolio is represented by commercial and residential real estate loans (including acquisition and development loans and residential construction loans). The ability of our borrowers to honor their loan contracts is dependent on the real estate market and general economic conditions in those markets, as well as other factors. The majority of our CRE and industrial loans are made to customers in Virginia, Maryland, Washington, D.C., North Carolina, and South Carolina.

Mortgage Banking. Our mortgage unit, Atlantic Union Home Loans, originates the majority of our residential mortgage loans to borrowers within our branch footprint, largely with the intent to sell such loans into the secondary mortgage markets.

Equipment Finance. We provide equipment financing to commercial and corporate customers nationwide, primarily through Atlantic Union Equipment Finance, Inc., a wholly owned subsidiary of the Bank. Atlantic Union Equipment Finance provides financing for a wide array of equipment types, including marine, tractors, trailers, buses, construction, manufacturing, and medical.

Wealth Management, Trust and Insurance. We offer a wide variety of financial planning, wealth management and trust services to individuals and corporations, which allows us to reach new customers and expand product offerings to our existing loan and deposit customers. We offer financial planning, trust and investment management, and retirement planning services through our team of experienced financial advisors. Through Atlantic Union Financial Consultants, LLC, we offer brokerage services and execute securities transactions through Raymond James Financial Services, Inc., an independent broker dealer. In addition, we offer wealth management services through our registered independent advisors, SSB Wealth Management Inc. (Rembert Pendleton Jackson) and West Financial Services, Inc.

Our insurance affiliate, Union Insurance Group, LLC, is a wholly owned subsidiary of the Bank that operates under an agreement with Bearing Insurance LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. Union Insurance Group generates revenue through the sale of various insurance products through Bearing Insurance LLC, including long-term care insurance and business owner policies.

Deposit Products and Treasury Management Services. Our primary source of funds for our lending and investment activities are our deposit products. We provide both commercial and consumer customers a diverse array of deposit products, including checking accounts, savings accounts, and certificates of deposit, among others. Our deposits are primarily made to customers based in Virginia, Maryland, Washington, D.C., and North Carolina.

In addition, we offer our customers a variety of treasury management services that provide cash management, fraud protection, liquidity and payment solutions, which primarily include automated clearing house (“ACH”) payments, domestic and international wires, check issuance services, and credit cards (through an arrangement with Elan Financial Services). Treasury management services generate fee-based revenue, deepen client relationships, and support our core deposit franchise.

Capital Market Services. We offer our commercial and institutional clients a variety of capital market services that provide risk management, financing, and balance sheet solutions, which primarily include interest rate risk management products such as swaps and other derivative instruments, loan syndication and arrangement services and foreign exchange services. Capital market services generate income through fees and customer-related spreads and are typically provided in connection with lending.

SEGMENTS

We operate through two reportable operating segments: Wholesale Banking and Consumer Banking, with corporate support functions, such as corporate treasury functions and others, included in Corporate Other.

Our Wholesale Banking segment provides loan, leasing, deposit services, treasury management, and capital market services to our wholesale customers throughout Virginia, Maryland, Washington, D.C., North Carolina, and South Carolina. These customers include CRE and commercial and industrial customers. This segment also includes our equipment finance subsidiary, which has nationwide exposure. Our wealth management business also resides in the Wholesale Banking segment, which provides a wide variety of financial planning, wealth management and trust services to individuals and corporations.

Our Consumer Banking segment provides loan and deposit services and retail brokerage services to consumers and small businesses throughout Virginia, Maryland, Washington, D.C. and North Carolina. Consumer Banking includes our home loan division and our investment management and advisory services businesses.

EXPANSION AND STRATEGIC ACQUISITIONS AND INVESTMENTS

We have expanded our market area and increased our market share through a combination of organic growth (internal growth and de novo expansion) and strategic mergers and acquisitions. To date, our strategic acquisitions have included whole bank acquisitions, branch and deposit acquisitions, purchases of existing branches from other banks, and registered investment advisory firms. Our merger and acquisition strategy has focused on institutions that are a strong cultural fit and that are consistent with our philosophy of soundness, profitability, and growth. In 2025, we announced a strategic expansion into North Carolina that will result in ten new branches over the next three years, focusing initially on the Raleigh and Wilmington areas, with plans to open highly visible locations targeting attractive submarkets combined with 86 planned AUB branded ATMs at high-traffic retailers, as well as expanded commercial, wealth and mortgage teams throughout the region.

We may continue to assess future strategic opportunities based on market and other conditions, applying a number of criteria, including transactions that:

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

Employee Profile

As of December 31, 2025, we had 3,064 full-time equivalent employees (who we refer to as “teammates”), and the average tenure of our teammates was 7.4 years. None of our teammates are represented by a union or covered under a collective bargaining agreement.

Our Workplace Culture

We seek to be recognized as the premier Mid-Atlantic Bank – a high performing company that makes banking easy by providing competitive banking solutions, a highly differentiated customer and teammate experience and a great place to work. Our culture is defined by our purpose to enrich the lives of the people and the communities we serve.

Our core values guide our actions to further this purpose, serve as the foundation for how we behave and operate as an organization and will influence our future success. Our core values include being:

●	Caring. Working together toward common goals, acting with kindness, respect, and a genuine concern for others.
●	Courageous. Speaking openly, honestly and accepting our challenges and mistakes as opportunities to learn and grow.
●	Committed. Driven to help our clients, teammates and Company succeed, doing what is right and accountable for our actions.

We are committed to cultivating an inclusive and welcoming workplace where teammate and customer perspectives are valued and respected. We seek to foster a culture of giving back to the communities where our customers live, work, and play. Charitable donations, small business lending, volunteerism, teaching financial literacy and promoting service within our communities are some of the ways we give back.

Compensation and Benefits

Our compensation programs are designed to attract, retain, and motivate high performing talent and provide market aligned pay programs in support of our business strategies. Our compensation programs are tied to both individual and corporate performances. In addition, we use the services of compensation consultants to advise us on compensation practices and to regularly benchmark our compensation and benefits programs against our peers. Our compensation policies and procedures are designed to ensure proper governance and acceptable levels of risk.

We believe that our teammates are best able to deliver a great customer experience if they feel healthy and secure. Our benefits programs are designed around five pillars of wellbeing – health, social, community, financial and career. These pillars guide how we support teammates in living healthy, balanced, and fulfilling lives – personally and professionally – and serve as a framework for shaping and deciding new benefit programs. We offer a variety of benefit programs that flex to meet the needs of teammates, as we strive for a differentiated and personalized experience and to deliver what is most important to teammates throughout the various stages of their lives and careers, including, among others, healthcare and insurance benefits, various paid time off programs (inclusive of parental leave for both birth and non-birth parents), fertility and adoption assistance, bereavement support, a mental health support program, a 401(k) Plan that includes a Company match, matching gift donations, and tuition expense reimbursements.

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

We also conduct an annual talent review process designed to evaluate both the performance and potential of our teammates. This process helps to identify high-performing teammates, recognize emerging high-potential talent, and highlight areas where additional development may be needed. The talent review process also serves as a foundation for succession planning, helping the Company maintain a strong leadership pipeline and mitigate risks associated with critical role vacancies.

We also provide training opportunities to foster teammate growth and development, enhance teammate skillsets, and prepare teammates to be successful in their roles. For example, we offer specific, targeted training to all new hires, as well as professional development, role-based, and regulatory/compliance training. All teammates have access to training opportunities through a learning management system and/or learning experience platform, and we offer training through multiple modalities. We emphasize succession planning and provide executive development initiatives designed to cultivate the capabilities of our senior-level talent. Our leadership development efforts are designed to fortify a robust talent pipeline, allow for continuous growth, and support effective leadership transitions.

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

We believe our community focused banking framework and philosophy provides us with a competitive advantage, particularly with regard to larger national and regional institutions, allowing us to compete effectively. Additionally, our attention to incorporating digital technology has made it possible for us to provide our customers with electronic, mobile, and internet-based financial solutions, such as online deposit accounts and electronic payment processing. Our deposit market share in Virginia was 6.3% of total bank deposits as of June 30, 2025, based on FDIC deposit data, and we were the largest regional bank headquartered in Virginia at that time. Our deposit market share in Maryland was 4.8% of total bank deposits as of June 30, 2025, based on FDIC deposit data, contributing to make us the largest regional bank headquartered in the lower mid-Atlantic at that time.

ECONOMY

The economies in our market areas are diverse and include local and federal government, military, agriculture, and manufacturing. Based on data from the Virginia Employment Commission and the Bureau of Labor Statistics, the following table presents the seasonally adjusted unemployment rates for the respective state or district compared to the national rate as of December 31,:

	2025	2024
Virginia	3.60%	2.90%
North Carolina	3.90%	3.70%
Maryland	4.20%	3.10%
Washington D.C.	6.70%	5.30%
National rate	4.40%	4.10%

As noted in the table above, the seasonally adjusted unemployment rates in Virginia, North Carolina, and Maryland are below the national rate at each date.

Our operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In late 2024, the Federal Reserve’s interest rate policy shifted as inflationary pressure began to ease and economic growth moderated. The FOMC reduced the target range for the Federal Funds rate by a total of 100 bps from September 2024 to December 2024 and by another 75 bps from September 2025 to December 2025, resulting in a target range of 3.50% to 3.75%. In January 2026, the FOMC held the target range for the Federal Funds rate at 3.50% to 3.75%, but noted that uncertainty about the economic outlook remains elevated. With continued uncertainty over the potential impacts of changes in U.S. and global trade and other economic policies and tensions, it is difficult to predict how the Federal Reserve will balance possible inflationary pressure with the potential of slower economic growth and rising risks in employment.

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

The likelihood and timing of any changes in laws and regulations and the supervisory environment, and the impact such changes may have on us, are difficult to ascertain. In addition to laws and regulations, bank regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to us. A change in applicable laws, regulations, or regulatory guidance, in the manner such laws, regulations or regulatory guidance are interpreted by regulatory agencies or courts, or in the supervisory environment generally, may have a material adverse effect on our business, operations, and earnings. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors and customers, the Deposit Insurance Fund and the U.S. banking and financial system rather than shareholders.

We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), both as administered by the SEC, as well as the rules of the NYSE that apply to companies with securities listed on the NYSE.

The Company

General. The Company is registered as a bank holding company with the Federal Reserve under the BHCA and has elected to be a financial holding company. As a result, we are subject to comprehensive regulation, examination and supervision by the Federal Reserve, as well as restrictions and qualifications on permissible activities. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Bureau of Financial Institutions, a division of the Virginia State Corporation Commission.

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

In addition, Virginia law requires the prior approval of the Bureau of Financial Institutions, a division of the Virginia State Corporation Commission for (i) the acquisition by a Virginia bank holding company of more than 5% of the voting shares of a Virginia bank or a Virginia bank holding company, or (ii) the acquisition by any other person of control of a Virginia bank holding company or a Virginia bank.

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

Under the Federal Deposit Insurance Act, the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards relating to capital management, internal controls and information systems, internal audit systems, information systems, data security, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, corporate governance, asset growth and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and characterize compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer or employee, director or principal shareholder. In addition, the federal banking agencies have adopted regulations that authorize but do not require an agency to order an institution that has been given notice by the agency that it is not in compliance with any of the safety and soundness standards to submit a compliance plan. If after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types, including those that may limit growth or capital distributions.

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

Interchange Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Under final rules of the Federal Reserve, which are applicable to financial institutions that have assets of $10 billion or more, the maximum permissible interchange fee is equal to the sum of 21 cents plus 0.05% of the transaction value for many types of debit interchange transactions. These rules permit an upward adjustment to an issuer’s debit card interchange fee of no more than one cent per transaction if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

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

The Federal Reserve has adopted capital requirements and calculations of risk-weighted assets to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”).

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

The Federal Reserve’s regulatory capital rules also provide that the Company’s trust preferred securities qualify as Tier 2 capital. As of December 31, 2025, the Company has $171.6 million of trust preferred securities outstanding and $37.6 billion in assets.

As of December 31, 2025, the Company and the Bank were well above minimum requirements and requirements for “well capitalized” status, as applicable. The capital ratios for the Company and the Bank as of December 31, 2025 are set forth below:

		Minimum Ratio
	Minimum	Plus Capital
	Regulatory	Conservation	Well-Capitalized
	Capital Ratio	Buffer	Minimums (1)	Actual
Common Equity Tier 1 Capital Ratio
Consolidated	4.50%	7.00%	NA	10.10%
Atlantic Union Bank	4.50%	7.00%	6.50%	13.02%
Tier 1 Risk-Based Capital Ratio
Consolidated	6.00%	8.50%	6.00%	10.64%
Atlantic Union Bank	6.00%	8.50%	8.00%	13.02%
Total Risk-Based Capital Ratio
Consolidated	8.00%	10.50%	10.00%	13.90%
Atlantic Union Bank	8.00%	10.50%	10.00%	13.98%
Tier 1 Leverage Ratio
Consolidated	4.00%	NA	NA	9.10%
Atlantic Union Bank	4.00%	NA	5.00%	11.13%

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

For the years ended December 31, 2025, 2024, and 2023, we incurred deposit insurance assessment expenses of $27.5 million, $18.3 million, and $18.0 million, respectively.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the Deposit Insurance Fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2025.

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

FHLB. The Bank is a member of the FHLB of Atlanta, which is one of 11 regional Federal Home Loan Banks that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each Federal Home Loan Bank serves as a reserve, or central bank, for the members within its assigned region, and makes loans to its members in accordance with policies and procedures established by the Board of Directors of the applicable Federal Home Loan Bank. As a member, the Bank must purchase and maintain stock in the FHLB.

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

The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 as part of the National Defense Authorization Act (“AMLA”), amends the Bank Secrecy Act but does not directly impose new requirements on banks. In an effort to increase transparency in the U.S. financial system and prevent shell entities from being used to launder money or hide assets, AMLA includes the Corporate Transparency Act (the “CTA”), which requires the U.S. Treasury Department’s

Financial Crimes Enforcement Network (“FinCEN”) to, among other things, establish a national beneficial ownership information registry. In September 2022, FinCEN issued the final Beneficial Ownership Information Reporting Requirements rule (the “BOI Reporting Rule”), which, requires certain “reporting companies” to file beneficial ownership information reports with FinCEN that will be stored in the national beneficial ownership registry and will detail the reporting company’s beneficial owners. In March 2025, FinCEN issued an interim final rule removing the requirement for U.S. companies and U.S. persons to report such beneficial ownership information and indicated that it would issue a modified set of regulations regarding beneficial ownership disclosures. Given the potential of new regulations from FinCEN, as well as ongoing litigation with respect to the CTA, it is not clear what impact the CTA and BOI Reporting Rule will have on the Bank.

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering U.S. economic sanctions, which prohibit certain transactions with designated foreign countries, nationals and others. OFAC-administered sanctions take on many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) blocking assets in which certain sanctioned foreign governments, entities or individuals have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC maintains a list of designated persons, groups or entities that are the target of sanctions, including the “Specially Designated Nationals and Blocked Persons List.” The assets of designated persons, groups or entities are blocked, and U.S. persons are generally prohibited from dealing with any such persons. Moreover, blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. If the Bank finds a name on any transaction, account or wire transfer associated with a sanctioned person, it must freeze or block such account or transaction, file a blocked property report with OFAC and notify the appropriate authorities.

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

The current leadership of the CFPB has indicated intentions to rescind or revise many regulations, as well as to narrow its enforcement and supervision. We cannot currently predict the nature and timing of future developments that may potentially impact CFPB rules, proposals, enforcement and supervision.

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

The federal banking agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending,” which defines CRE loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income or the proceeds of the sale, refinancing, or permanent financing of the property. The guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending. The guidance states that the following metrics may indicate a concentration of CRE loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, nonfarm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months.

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

The federal bank regulatory agencies also adopted rules to improve the sharing of information about cyber incidents that may affect the U.S. banking system. A banking organization must notify its primary federal regulator of certain significant “computer-security incidents” that may pose a threat to the stability of the U.S. financial sector as soon as possible and no later than 36 hours after the banking organization determines that a notification incident has occurred. A bank service provider must also notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially disrupted or degraded or is reasonably likely to materially disrupt or degrade covered services provided to such banking organization customers for four or more hours.

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

If the models, estimates, and assumptions we use to establish reserves or the judgments we make in extending credit to our borrowers prove inaccurate in predicting future events, we may suffer unexpected losses. The ACL is our best estimate of expected credit losses; however, there is no guarantee that it will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly and quickly. In such an event, we may increase our ACL, which would reduce our earnings and capital. Additionally, to the extent that economic conditions worsen, impacting our consumer and commercial borrowers or underlying collateral, and credit losses are worse than expected, as may be caused by inflation, an economic recession or otherwise, we may increase our provision for loan losses, which could have an adverse effect on our business, financial condition, and results of operations.

A significant portion of our loan portfolio is secured by real estate and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate located in our core banking markets. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of other financial institutions whose real estate loan portfolios are more geographically diverse. Deterioration in national real estate market conditions, or in conditions in specific local real estate markets, could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our ACL, which could also adversely affect our business, financial condition and results of operations. Additionally, changes in the real estate market could also affect the value of foreclosed assets, which could cause additional losses when management determines it is appropriate to sell the assets.

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

The banking regulatory agencies have expressed concerns about weaknesses in the CRE market. Banking regulators generally give CRE lending greater scrutiny and may require banks with higher levels of CRE loans to implement enhanced risk management practices, including stricter underwriting, internal controls, risk management policies, more granular reporting, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of CRE lending growth and exposures. If our banking regulators determine that our CRE lending activities are particularly risky and are subject to such heightened scrutiny, we may incur significant additional costs or be required to restrict certain of our CRE lending activities. Furthermore, failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our commercial and industrial loans are a significant component of our loan portfolio, which may expose us to additional credit risks, and may adversely affect our results of operations and financial condition.

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

A significant portion of our loan portfolio consists of loans secured by real estate. In considering whether to make a loan secured by real estate, we generally require an appraisal of the property. An appraisal, however, is only an estimate of the value of the property at the time the appraisal is made and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real estate after the loan is made. Independent appraisers may also make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our other real estate owned, and our ACL may not reflect accurate loan impairments. Additionally, if a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan. This could have an adverse effect on our business, financial condition, and results of operations.

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

Our lending to small to mid-sized community-based businesses may increase our credit risk.

Our loan portfolio includes loans to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market share than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which, individually or in the aggregate, may impair their ability as a borrower to repay their loans, which could adversely affect our business, results of operations, and financial condition. Moreover, we made some of these loans in recent years, and the borrowers may not have experienced a complete business or economic cycle. Any deterioration of the borrowers’ businesses may hinder their ability to repay their loans, which could have a material adverse effect on our business, financial condition, and results of operations.

Nonperforming assets take significant time to resolve and may adversely affect our business, results of operations, and financial condition.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans, which adversely affects our income and increases loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets also increases our risk profile and may affect the minimum capital levels our regulators believe are appropriate for us in light of such risks. We use various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in or negative adjustments to the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in our nonperforming assets in the future, or that our nonperforming assets will not result in losses in the future.

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

General economic, political, social and health conditions in the U.S. and abroad affect markets in the U.S. and our business. In particular, markets in the U.S. may be affected by the level and volatility of interest rates, availability and market conditions of financing, unexpected changes in gross domestic product, economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage stagnation, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of the global financial markets, the growth of global trade and commerce, trade policies, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Markets may also be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, acts of war or terrorism, or other geopolitical events. Market fluctuations may impact net interest margin and affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S., as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect our results of operations and financial condition, including capital and liquidity levels. Events in the financial services industry have in the past, and may in the future, also cause concern and uncertainty about the financial services industry generally, which may result in sudden deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on our business, financial condition, and results of operations.

Our financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is also highly dependent on the business environment in the primary markets where we operate. Unlike larger financial institutions that are more geographically diversified, we are a regional bank that focuses on providing banking and financial services to customers primarily in Virginia, Maryland, Washington, D.C., North Carolina, and South Carolina. The economic conditions in these markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. An economic downturn or prolonged recession can result in a deterioration of our credit quality, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for loan losses, adverse asset values and a reduction in deposits and assets under management or administration. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

We may not be able to maintain a strong core deposit base or access other low-cost funding sources

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

We operate in a competitive market for financial services and face intense competition from other financial institutions both in making loans and attracting deposits, which can greatly affect pricing for our products and services and could adversely affect our cost of funds. Our primary competitors include community, regional, national and internet banks, as well as credit unions and mortgage companies. Many of these financial institutions are significantly larger and have established customer bases, greater financial resources, and higher lending limits. In addition, credit unions are exempt from corporate income taxes, providing a significant competitive pricing advantage compared to banks. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. In addition, many of these nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. As a result, some of our competitors can offer products and services that we are unable to offer or to offer such products and services at more competitive rates.

Consumers may increasingly decide not to use banks to complete their financial transactions, which could materially adversely affect our business, financial condition, and results of operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that have historically involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. We face increasing competition from fintech companies, as trends toward digital financial transactions have accelerated. There has also been a significant increase in digital asset adoption globally over the past several years. For example, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”), which was enacted in July 2025, provides a legal framework for stablecoins and their issuers in the United States. Depending on consumer and business interest in payment stablecoins, and the characteristics and utility of payment stablecoins, the passage of the GENIUS Act could result in increased competition with respect to our deposit products. However, the GENIUS Act requires the U.S. Treasury Department and federal regulators to issue regulations on numerous topics to interpret and implement the statute, so the effect of the GENIUS Act will depend on what those regulations provide.

Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers, which, at present, are not subject to the same degree of scrutiny and oversight as bank holding companies and federally insured banks, are becoming active competitors, and customers could move their deposits from traditional federal insured banks into digital currencies, which would have a negative effect on our liquidity, results of operations and financial condition.

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

Our income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. In late 2024, the Federal Reserve’s interest rate policy shifted as inflationary pressure began to ease and economic growth moderated. The FOMC reduced the target range for the Federal Funds rate by a total of 100 bps from September 2024 to December 2024 and by another 75 bps from September 2025 to December 2025, resulting in a target range of 3.50% to 3.75%. In January 2026, the FOMC held the target range for the Federal Funds rate at 3.50% to 3.75%, but noted that uncertainty about the economic outlook remains elevated. We are currently operating in an environment in which the Federal Reserve has shifted toward reducing interest rates, although modestly. However, the economic and inflationary outlook continues to remain uncertain, and if the Federal Reserve were to reverse course and rapidly increase the target Federal Funds rate, the increase could constrain our interest rate spread and may adversely affect our business forecasts. Alternatively, an acceleration in the rate of decreases may negatively impact our net interest margin or may result in a change in the mix of noninterest and interest-bearing accounts.

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

Gains or losses on these instruments can have a direct impact on our results of operations, unless we have effectively hedged our exposures. If interest rates decrease, then prepayment speeds of certain assets may increase, and therefore, may adversely affect net income. If interest rates increase, then we could have continuing changes in spreads that may adversely impact the fair value of securities and, accordingly, for debt securities classified as available for sale, may adversely affect accumulated other comprehensive income and, thus, capital levels.

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

Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm. The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. We depend on our ability to process, record and monitor a large number of client transactions on a continuous basis. As client, public, and regulatory expectations regarding operational and information security have increased, we continue to safeguard and monitor our operational systems and infrastructure for potential failures, disruptions, and breakdowns. Although we have information and data security, business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and clients.

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

We face information security risks, including denial of service attacks, hacking, social engineering attacks targeting our employees and customers, malware intrusion or data corruption attempts, terrorist activities, identity theft, that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.

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

We intend to continue pursuing a growth strategy for our business. Our ability to continue to grow successfully will depend on a variety of factors, including economic conditions in the markets in which we operate as well as in the U.S. and globally, continued availability of desirable business opportunities, and competitive responses from other financial and non-financial institution competitors in our market areas. In addition, our ability to manage growth successfully depends on a variety of factors, including whether we can maintain adequate capital levels, maintain cost controls, effectively manage asset quality, effectively manage increasing regulatory compliance requirements, and successfully integrate any businesses acquired into our organization. Following our acquisition of Sandy Spring, the size of our company increased significantly, and our continued success will depend, in part, upon our ability to manage this expanded business. This may pose challenges for management related to managing and monitoring the acquired operations, the cost and complexity of the acquired operations, and increased regulatory scrutiny related to our expanded business, increased complexity or rate of growth.

While we believe we have the management and other resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available, or growth will be successfully managed. As consolidation within the financial services industry continues, the competition for growth opportunities, including through strategic acquisition, may increase, and many of our competitors for growth opportunities will have greater financial resources than us. In addition, if we are unable to successfully manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenses to support such growth, any of which could adversely affect our business. Particularly in light of prevailing economic and competitive conditions, we cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, prospects, financial condition, or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

We may be adversely affected by risks associated with future mergers and acquisition, including execution risk which could disrupt our business and dilute shareholder value.

Our business growth, profitability, and market share has been enhanced by us engaging in strategic mergers and acquisitions, such as our mergers with American National and Sandy Spring, either within or contiguous to our existing footprint. We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current and expected markets and conduct due diligence related to those opportunities, as well as negotiating to acquire or merge with other institutions. We have in the past, and may in the future, issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions. We also may issue debt to finance one or more transactions, including subordinated debt issuances, which could cause us to become more susceptible to economic downturns and competitive pressures. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, resulting in dilution of our book value and fully diluted earnings per share, as well as dilution to our existing shareholders.

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

There is no assurance that, following any future mergers or acquisitions our integration efforts will be successful or that we, after giving effect to the acquisition, will achieve the strategic objectives, operating efficiencies, increased revenues comparable to or better than our historical experience, or other benefits expected in the acquisition, and failure to realize such strategic objectives, operating efficiencies, expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our business, financial condition, and results of operations.

The carrying value of goodwill and other intangible assets may be adversely affected.

When we complete an acquisition, goodwill and other intangible assets are often recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment, in aggregate and at a reportable segment level, and we perform this impairment analysis at least annually. A significant adverse change in our expected future cash flows or a sustained adverse change in the price of our common stock, at the reportable segment level and/or the aggregate level, could require our goodwill and other intangible assets to become impaired. If goodwill is impaired, we would incur a charge to earnings that would have a significant impact on our results of operations. The carrying value of our goodwill and net amortizable intangibles were approximately $1.7 billion and $315.5 million, respectively, at December 31, 2025.

Our risk-management framework may not be effective in mitigating risks and/or losses.

We maintain an enterprise risk management program that is designed to identify, assess, mitigate, monitor, and report the risks that we face. These risks include: strategic, credit, market, liquidity, operational, compliance, legal, and technology. While we assess and seek to improve this program on an ongoing basis, there can be no assurance that our risk management framework and related controls will effectively mitigate all risk and limit losses in our business. If conditions or circumstances arise that expose flaws or gaps in our risk-management program, or if our controls break down, our results of operations and financial condition may be adversely affected. We must also develop and maintain a culture of risk management among our employees, as well as manage risks associated with third parties, and we could fail to do so effectively. If our risk management framework is not effective, we could suffer unexpected losses and become subject to litigation, negative regulatory consequences, or reputational damage among other adverse consequences, which could materially adversely affect our business, financial condition, results of operations, and prospects.

We use models in our business, and we could be adversely affected if our design, implementation, or use of models is flawed.

The use of statistical and quantitative models and other quantitatively based analyses is central to bank decision-making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. We use quantitative models to price products and services, measure risk, calculate the quantitative portion of our allowance for loan losses, estimate asset and liability values, assess capital and liquidity, manage our balance sheet, create financial forecasts, and otherwise conduct our business and operations. We anticipate that model-derived insights will penetrate further into bank decision-making, and particularly risk management efforts. While these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Additionally, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making. Some models we use employ methodologies based on artificial intelligence or machine learning. These models may have unique complexities when compared to more traditional models, such as the need for large and representative datasets for training, the increased potential for bias, and the difficulty in interpreting model decisions and implementing model adjustments. We also rely on model inputs that are provided by third parties. To the extent that any flawed models or inaccurate model outputs are used in reports to banking agencies or the public, we could be subjected to supervisory actions, private litigation, and other proceedings that may adversely affect our business, financial condition, and results of operations. If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management, capital planning or other business or financial decisions.

We have an enterprise-wide model risk management program designed to identify, measure, monitor and manage model risk (including model governance and validation, model inventory and establishing model control standards and risk metrics).   This model risk management program may not function effectively or as intended and, if our strategies for managing the risks associated with our use of models are not effective or reliable, our business, financial condition, results of operations and risk exposure may be adversely affected.

Failure to keep pace with technological change could adversely affect our business and ability to remain competitive, and we may experience operational challenges when implementing new technologies.

The financial services industry is continually undergoing technological change with frequent introductions of new technology-driven products and services, including digital assets and payment systems, and we anticipate that new technologies will continue to emerge. Our continued success depends, in part, on our ability to address the needs of our customers by using technology to provide products and services that satisfy customer demands and create efficiencies in our operations. Developing or acquiring access to new technologies and incorporating those technologies into our products and services, or using them to expand our products and services, may require significant investments, may take considerable time to complete, and ultimately may not be successful. Also, certain new technologies, such as digital assets and payments systems, are subject to continued regulatory uncertainty, making it more difficult for highly-regulated institutions, such as us, to adopt such new technologies as compared to other entities that are not subject to the same level of regulation. If we fail to maintain or enhance our competitive position with respect to technology, whether because of a failure to anticipate customer expectations, substantially fewer resources to invest in technological improvements than our larger competitors, or because our technological developments fail to perform as desired or are not rolled out in a timely manner, we may lose market share or incur additional expense. In addition, any future implementation of technological changes and upgrades to maintain current systems may cause operational and customer challenges upon implementation and for some time afterwards. Key challenges include service interruptions, transaction processing errors and system conversion delays, which may cause us to lose customers or fail to comply with applicable laws, and may cause us to incur additional expenses, which may be substantial and could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

Recently, the financial services industry has experienced rapid developments in artificial intelligence, including agentic artificial intelligence. The use of artificial intelligence models developed by third parties introduces risks related to how those models are developed, trained, and deployed, including unauthorized material in training data and limited visibility into risk mitigation steps. The legal and regulatory environment for artificial intelligence is uncertain and rapidly involving, potentially increasing compliance costs and risks of noncompliance. We may be exposed to the risk that generative artificial intelligence models may produce incorrect outputs, release confidential information, reflect biases, or otherwise cause harm. Their complexity may make it challenging to understand all outputs and comply with documentation or explanation requirements. Any of these risks could adversely affect our business, expose us to liability or other adverse legal or regulatory consequences, or otherwise adversely affect our financial results.

The implementation of new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and, from time to time, may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, strategic planning remains important as we adopt innovative products, services, and processes in response to the evolving demands for financial services and the entrance of new competitors, such as out-of-market banks and fintech companies. Any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls, so we must responsibly innovate in a manner that is consistent with sound risk management and is aligned with our overall business strategies. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, results of operations, and financial condition.

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

Third parties provide key components of our business infrastructure, such as data processing, recording, and monitoring transactions, online banking interfaces and services, core processing, internet connections, and network access. Any disruption in the services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial, technological or operational difficulties of a third-party service provider could also negatively impact our operations if those difficulties result in the interruption or discontinuation of services provided by that party. In addition, one or more of our third-party service providers may become subject to cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss of destruction of our or our client’s confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. While we have processes in place to monitor our third-party service providers’ data and information security safeguards, we do not control such service providers’ day-to-day operations and a successful attack or security breach at one or more of such third-party service providers is not within our control. The occurrence of any such breaches, disruption in services provided by such third parties or other failures could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We may not be insured against all types of losses from third-party failures, and our insurance coverage may not be adequate to cover all losses resulting from system failures, third-party breaches, or other disruptions. Replacing these third-party service providers could also create significant delays and expense. Accordingly, the use of such third parties creates an unavoidable inherent risk to our business operations. Additionally, we are exposed to the risk that a service disruption at a common service provider to our third-party service providers could impede their ability to provide service to us. Notwithstanding any attempts to diversify our reliance on third parties, we may not be able to effectively mitigate operational risks relating to our vendors’ use of common service providers.

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

We are exposed to many types of operational risk, including the risk of fraud by third parties, customers and employees, clerical recordkeeping errors, and transactional errors. Such fraudulent activity may take many forms including check fraud, electronic fraud, wire fraud, social engineering, phishing and other dishonest acts. While our procedures are designed to follow customary, industry-specific security precautions and while we provide employees with ongoing training and regular communications and guidance to combat fraud, our efforts might not be successful in mitigating or reducing fraudulent attempts resulting in financial losses, increased litigation risk and reputational harm.

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

We are a customer-focused and relationship-driven organization, and our performance is heavily dependent on the talents and efforts of our management team and other key employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially and adversely affect our ability to build on the efforts that they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. From time-to-time, we also experience retirements and other changes in our senior management. Our future performance depends on a smooth transition, including finding and training highly qualified replacements. We are currently completing a chief financial officer transition. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows. Additionally, the loss of personnel with extensive customer relationships may also lead to the loss of business if the customers were to follow that employee to a competitor. Our ability to attract and retain employees could also be impacted by changing workforce concerns, expectations, practices, and preferences, including remote work and hybrid work preferences, and increasing labor shortages and competition for labor, which could increase labor costs. If we do not succeed in attracting well-qualified employees or developing, retaining and motivating our employees, our business, results of operations, and prospects could be adversely affected.

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

Challenges to our tax positions could result in tax liability.

We are subject to federal and applicable state and local tax laws and regulations. Tax laws and regulations are often complex and require significant judgment, including with respect to the allocation of income among tax jurisdictions, intercompany allocations, and the application of federal, state and local tax credits. For example, we may have exposure to certain state income tax filing obligations where we potentially have established a nexus, but do not currently file income tax returns. Our determination of our tax liability is subject to review by applicable tax authorities, who have in the past and may in the future challenge our tax positions. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Any such challenges that are not resolved in our favor could result in us being required to pay additional taxes, interest and penalties and may adversely affect our effective tax rate, tax payments or financial condition. We continue to monitor state tax developments and filing requirements for compliance and to manage related risks.

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

Our compliance with these regulations is costly and potentially restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans, and interest rates charged, interest rates paid and deposits and locations of our offices. We are also subject to capital guidelines established by our regulators, which require us to maintain sufficient capital to support our growth. The laws, regulations and interpretations applicable to the banking industry, as well as the supervision, examination and enforcement priorities and policies of the federal banking agencies, could change at any time, including as a result of changes in the leadership and senior staffs of the agencies. The extent and timing of any regulatory reform as well as any effect on our business and financial results, are uncertain. Additionally, legislation or regulation may impose unexpected or unintended consequences, the impact of which is difficult to predict. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

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

The CFPB has examination and enforcement authority over us and has broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial protection laws. Among other things, the CFPB is authorized to issue rules identifying and prohibiting acts or practices that are unfair, deceptive, or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has broad discretion to interpret the term “abusive” to cover a wide range of acts or practices. New regulations, or new approaches to regulation or enforcement by the CFPB could adversely impact our deposit, consumer lending, mortgage lending, loan collection or overdraft coverage programs and, as a result, could have a material adverse effect on our business, financial condition and results of operations. There is ongoing uncertainty as to the CFPB’s regulations and approach to enforcement and supervision; although the current leadership of the CFPB has indicated intentions to rescind or revise many regulations, as well as to narrow its enforcement and supervision. We cannot currently predict the impact of such changes on our business, financial condition and results of operations.

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

At December 31, 2025, we had outstanding subordinated notes, trust preferred securities and accompanying subordinated debentures and preferred stock totaling $772.0 million. Payments of the principal and interest on the subordinated notes and the subordinated debentures accompanying the trust preferred securities and dividends on the preferred stock are senior to payments with respect to shares of our common stock. We also conditionally guarantee payments of the principal and interest on the trust preferred securities. As a result, we must make payments on these debt instruments (including the related trust preferred securities) and preferred shares before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debt and preferred shares must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities).

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

Our reputation is critical to the success of our business. As such, we strive to conduct our business in a manner that enhances our reputation. We do this, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve; delivering superior service to our customers; and caring about our customers and employees. Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide financial services. Such damage could also impair the confidence of our counterparties and business partners and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our core values and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Additionally, whereas negative publicity once was driven primarily by adverse news coverage in traditional media, the widespread use of social media platforms by us, our employees, third parties, and others, facilitates the rapid dissemination of information or misinformation, which may increase the risk of negative publicity and potential harm to our reputation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. Further, negative public opinion can expose us to litigation and regulatory action as we seek to implement our growth strategy, which could adversely affect our business, financial condition and results of operations.

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

We are subject to the risk of climate change. Among the risks associated with climate change are more frequent severe weather events. Severe weather events such as hurricanes, tropical storms, tornados, winter storms, flooding, and other large-scale weather catastrophes in our markets subject us to significant risks and more frequent severe weather events magnify those risks. Large-scale weather catastrophes or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, could decrease the value of our real estate collateral or increase our delinquency rates in the affected areas and thus diminish the value of our loan portfolio. In addition, the effects of climate change may have a significant effect on our geographic markets and could disrupt our operations or the operations of our customers, third party service providers, or supply chains more generally. Those disruptions could result in declines in economic conditions in our geographic markets or industries in which our borrowers operate and impact their ability to repay loans or maintain deposits. Climate change could also impact our assets or employees directly or lead to changes in customer preferences that could negatively affect our growth or business strategies. In addition, our reputation and customer relationships could be damaged due to our practices related to climate change, including our or our customers’ involvement in certain industries or projects. In recent years, the federal banking regulators have focused on the physical and financial risks to financial institutions associated with climate change, although, expectations with respect to these matters has been changing, and it is difficult to predict changes in priorities and requirements with respect to these matters, including any changes in compliance costs relating to such changes.

We are subject to environmental, social and governance, or ESG, risks that could adversely affect our reputation, the trading price of our common stock and/or our business, operations, and earnings.

We have multiple stakeholders, among them shareholders, customers, employees, federal and state regulatory authorities, and political entities. Often those stakeholders have differing, and sometimes conflicting, priorities and expectations regarding ESG issues. In addition, certain federal and state laws and regulations related to ESG issues may include provisions that conflict with other laws and regulations, which may increase our costs or limit our ability to conduct business in certain jurisdictions. Specifically, changing views against certain ESG and corporate diversity, equity and inclusion matters has gained momentum across the United States at national, state and local levels, which are referred to by some as “anti-ESG” efforts. Several states have proposed or enacted anti-ESG policies, legislation and initiatives, which may conflict with other regulatory requirements or our various stakeholders’ expectations. Corporate ESG practices also have come under increasing scrutiny, including with the issuance of executive orders regarding certain ESG policies and practices in the private sector. Such divergent, sometimes conflicting views on ESG-related matters increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. Failing to comply with legal or regulatory requirements or expectations and standards from investors, customers, regulators, policymakers and other stakeholders regarding ESG-related issues, or taking action in conflict with one or another of those stakeholder’s expectations, could also lead to loss of business, adverse publicity, an adverse impact on our reputation, customer complaints, or public protests, as well as governmental enforcement or private litigation.

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

We had no material cybersecurity incidents in 2025. While to date, we have not experienced a significant compromise, attack, or loss of data related to cybersecurity attacks, due to the nature of our business, we are under constant threat of an attack and could experience a significant cybersecurity event in the future. Attacks are increasingly sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Accordingly, risks related to a cybersecurity event, including litigation and enforcement risks, are elevated due to the dynamic nature and sophistication and frequency of these threats, and the expanding use of Internet banking, mobile banking and other technology-based products in our industry. Potential risks we could face from a cybersecurity event are discussed in “Risk Factors” above.

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

Our Information Security department, which is our first line of defense, operates under our Chief Information Security Officer, who manages preventative and detective controls to protect against cybersecurity risks and responds to cyber incidents and data breaches. Our Chief Information Security Officer has 28 years of cybersecurity experience, with 13 years serving financial institutions in senior leadership or executive security roles. At least annually, the first line of defense conducts mandatory teammate training on information security and provides ongoing information security education and awareness for teammates, such as online training classes, mock phishing attacks and information security awareness materials. The first line of defense also conducts regular exercises that simulate mock cyber-attacks and provide lessons learned that continuously improve our incident response plans. Our cybersecurity risk management program is designed to maintain and challenge our information security defense system, as well as monitor, respond, evaluate, and escalate cyber threats. We also have a business risk manager within our first line of defense whose role is to focus on evaluating, managing, and escalating technology risks. The escalation process includes regular escalation reports of problem incidents, including cybersecurity threats, which allows for collaborative threat management by the first and second lines of defense.

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

ITEM 2. PROPERTIES.

We own or lease buildings that are used in the normal course of our business. The Company leases its corporate headquarters, located at 4300 Cox Road, Glen Allen, Virginia. At December 31, 2025, the Bank operated 178 branches in Virginia, Maryland, Washington, D.C., and North Carolina. Our properties and branches are used by both our Wholesale Banking and Consumer Banking segments. See Note 1 “Summary of Significant Accounting Policies,” Note 5 “Premises and Equipment,” Note 7 “Leases,” and Note 18 “Segment Reporting and Revenue” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which our premises and equipment are carried and our commitments under long-term leases.

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

None.

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information on Common Stock, Market Prices and Dividends

Our common stock is listed on the NYSE and trades under the symbol “AUB.” There were 141,776,886 shares of our common stock issued and outstanding at the close of business on December 31, 2025. There were 10,479 shareholders of record of our common stock at the close of business on December 31, 2025.

During 2025, we declared three quarterly dividends of $0.34 per share on our common stock in the first three quarters of 2025 and one quarterly dividend of $0.37 per share in the fourth quarter of 2025 for an annual total of $1.39 per share.

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

Because we are a financial holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our shareholders depends, in large part, on our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal banking laws, regulations and policies. See “Supervision and Regulation—The Company—Limits on Dividends, Capital Distributions and Other Payments.” In addition, regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2025 are set forth in Note 20 “Parent Company Financial Information,” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Stock Repurchase Programs and Other Repurchases

During the years ended December 31, 2025, 2024, and 2023, we had no active share repurchase programs.

The following information provides details of our common stock repurchases for the three months ended December 31, 2025:

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
October 1 - October 31, 2025	3,043	35.06	—	—
November 1 - November 30, 2025	803	32.92	—	—
December 1 - December 31, 2025	2,496	34.99	—	—
Total	6,342	34.76	—	—

(1) For the three months ended December 31, 2025, 6,342 shares were withheld upon the vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

Five-Year Stock Performance Graph

The following stock performance graph compares the yearly percentage change in the cumulative shareholder return on our common stock during the five years ended December 31, 2025, with (i) the Total Return Index for the NYSE Composite, and (ii) the Total Return Index for KBW NASDAQ Regional Banking. This comparison assumes $100 was invested on December 31, 2020 in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

	Period Ended
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Atlantic Union Bankshares Corporation	$100.00	$116.51	$113.45	$122.68	$131.85	$128.26
NYSE Composite Index	100.00	120.68	109.39	124.46	144.12	169.62
KBW NASDAQ Regional Banking Index	100.00	136.64	127.17	126.67	143.39	152.71

Source: S&P Global Market Intelligence (2026)

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

ITEM 6. [RESERVED]

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information about the major components of our results of operations, financial condition, liquidity, and capital resources. This discussion and analysis should be read in conjunction with our “Consolidated Financial Statements,” our “Notes to the Consolidated Financial Statements,” and the other financial data included in this report, which include our significant accounting policies, presented in Item 8 “Financial Statements and Supplementary Data” contained in this Form 10-K. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

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

Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the allowance for loan and lease losses, fair value measurements, valuation of deferred tax assets, and valuation of acquired assets and liabilities as accounting policies that require the most difficult, subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change. Therefore, we evaluate these accounting policies and related critical accounting estimates on an ongoing basis and update them as needed. Management has discussed these accounting policies and the critical accounting estimates summarized below with the Audit Committee of the Board of Directors.

We provide additional information about our critical accounting estimates below in “Critical Accounting Estimates” in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

Valuation of Deferred Tax Assets

We account for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred income tax assets are also recorded for any tax attributes, such as net operating loss and tax credit carryforwards. Any changes in tax rates and laws are reflected in the period of the enactment date. A valuation allowance against the deferred tax assets is recorded when evidence supports it is more likely than not that some or all of the deferred tax assets will not be realized.

We determine the realization of deferred tax assets by considering all relevant information, including the impact of recent operating results, future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. Determining whether deferred tax assets are realizable is subjective and requires the use of significant judgment.

For more information on our income taxes, refer to Note 16 “Income Taxes” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Valuation of Acquired Assets and Liabilities

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

Acquired intangible assets represent purchased assets that lack physical substance but can be differentiated from goodwill. Acquired intangible assets are primarily comprised of customer deposit intangibles and customer relationship intangibles, which are amortized over their useful lives. Core deposit intangibles are amortized using an accelerated method and other amortizable intangible assets are amortized using various methods. Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Acquired loans are recorded at their fair value at the acquisition date without carryover of the acquiree’s previously established ALLL. The fair value for acquired loans is determined using a discounted cash flow analysis that considers factors including loan type, interest rate type, prepayment speeds, duration and current discount rates. During evaluation upon acquisition, acquired loans are also classified as either – (1) loans that have experienced a more-than insignificant amount of credit deterioration since origination (“PCD” loans) or (2) loans that have not experienced a more-than insignificant amount of credit deterioration since origination (“non-PCD” loans). Acquired loans are subject to the Company’s ALLL policy upon acquisition.

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

The Company records PCD loans at the amount paid and establishes an initial ALLL using the same methodology as other LHFI. The sum of the PCD loan’s purchase price and initial ALLL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. If the loan has revolving privileges, the discount/premium is amortized/accreted using the straight-line method; otherwise, the effective interest method is used. Subsequent changes to the ALLL are recorded through provision expense.

When determining the initial ALLL on PCD loans, the Company considers charge offs necessary at acquisition to comply with the Company’s charge off policy. For PCD loans that are subject to write-off under the Company’s charge-off policy at acquisition, the initial ALLL on PCD loans is included as part of the loan balance at the time of acquisition and is immediately written off with no impact on net income. See also Note 4 “Loans and Allowance for Loan and Lease Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for additional detail regarding the ALLL on PCD loans.

See also Note 2 “Acquisitions” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for additional discussion of the Company’s acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT FULLY ADOPTED)

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

In November 2025, the FASB issued ASU No. 2025-08 Financial Instruments – Credit Losses (Topic 326): Purchased Loans. This update expanded the population of acquired financial assets subject to the gross-up approach in Topic 326. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. We are evaluating the impact of ASU No. 2025-08 on our consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This update clarified certain aspects of the guidance on hedge accounting. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. We are evaluating the impact of ASU No. 2025-09 on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This update established authoritative guidance on the accounting for government grants received by business entities. The amendments are effective for fiscal years beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. We are evaluating the impact of ASU No. 2025-10 on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270): Narrow Scope Improvements. This update improved the navigability of the required interim disclosures and clarified when that guidance is applicable. The amendments are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. ASU No. 2025-11 is not expected to have an impact on our financial condition or results of operations but could have an impact on interim disclosures.

RESULTS OF OPERATIONS

Economic Environment and Industry Events

We are continually monitoring the impact of various global and national events on our results of operations and financial condition, including changes in economic conditions, such as inflation and recessionary conditions, changes in the unemployment rate, changes in market interest rates, geopolitical conflicts, deposit competition, liquidity strains, changes in government policy, including changes in, or the imposition of, tariffs and/or trade barriers, and changes in legislative or regulatory requirements. The timing and impact of such events on our results of operation and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

In 2025, financial markets were impacted by increased and prolonged economic uncertainty, including due to changes and developments in U.S. trade policies and practices, including tariffs, changes in the unemployment rate, and international relations. These factors could adversely affect the U.S. and global economies and financial markets, including by increasing inflation and leading to a slowdown of future economic growth and ultimately recessionary conditions.

In late 2024, the Federal Reserve’s interest rate policy shifted as inflationary pressure began to ease and economic growth moderated. The FOMC reduced the target range for the Federal Funds rate by a total of 100 bps from September 2024 to December 2024 and by another 75 bps from September 2025 to December 2025, resulting in a target range of 3.50% to 3.75%. In January 2026, the FOMC held the target range for the Federal Funds rate at 3.50% to 3.75%, but noted that uncertainty about the economic outlook remains elevated. With continued uncertainty over the potential impacts of changes in U.S. and global trade and other economic policies and international tensions, it is difficult to predict how the Federal Reserve will balance possible inflationary pressure with the potential of slower economic growth and rising risks in employment.

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

In 2024, the higher interest rate environment heightened competition for deposits and led to a shift within deposit composition toward higher cost products. At December 31, 2025, our LHFI and total deposits increased from December 31, 2024 by $9.3 billion and $10.1 billion, respectively, primarily due to our acquisition of Sandy Spring. At December 31, 2025, non-interest-bearing deposits comprised 22.5% of total deposits, compared to 21.0% at December 31, 2024. As of December 31, 2025, we estimate that approximately 68.7% of our deposits were insured or collateralized and that we maintained available liquidity sources to cover approximately 151.7% of uninsured and uncollateralized deposits. At December 31, 2025, our brokered deposits decreased by $89.6 million to $1.1 billion from December 31, 2024.

Our regulatory capital ratios continued to exceed the standards to be considered well-capitalized under regulatory requirements. See “Capital Resources” within this Item 7 for additional information about our regulatory capital.

Strategic Initiatives

Acquisition of Sandy Spring Bancorp, Inc.

On April 1, 2025, we completed our acquisition of Sandy Spring, the bank holding company for Sandy Spring Bank, and we successfully completed the integration of Sandy Spring branches and operations on October 14, 2025. Sandy Spring’s results of operations are included in our consolidated results since the date of acquisition, and therefore, our fourth quarter and full year 2025 results reflect increased levels of average balances, net interest income, and expenses compared to our results for the corresponding period in 2024. For more information, reference Note 2 “Acquisitions” in “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

CRE Loan Sale

On June 26, 2025, we completed the sale of performing CRE loans acquired in the Sandy Spring acquisition with an unpaid principal balance of $2.0 billion, which we marked to fair value at $1.8 billion and classified as held for sale as of the April 1, 2025 acquisition date. The CRE loan sale transaction generated a $10.9 million pre-tax gain, net of transaction expenses, for the year ended 2025. Under the terms of the loan purchase agreement, we sold the loans without recourse and retained customer-facing servicing responsibilities.

Forward Sale Agreements

On October 21, 2024, in connection with the execution of the Sandy Spring merger agreement, we entered into an initial forward sale agreement with Morgan Stanley & Co. LLC (the “Forward Purchaser”) relating to an aggregate of 9,859,155 shares of our common stock. On October 21, 2024, we priced the public offering of shares of our common stock in connection with such forward sale agreement and entered into an underwriting agreement with Morgan Stanley & Co. LLC, as representative for the underwriters named therein, the Forward Purchaser and Morgan Stanley & Co. LLC as forward seller (the “Forward Seller”), relating to the registered public offering and sale of 9,859,155 shares of our common stock at a public offering price of $35.50 per share (before underwriting discounts and commissions). The underwriters were granted a 30-day option to purchase up to an additional 1,478,873 shares of our common stock. On October 21, 2024, the underwriters exercised in full their option to purchase the additional 1,478,873 shares of our common stock pursuant to the underwriting agreement and, in connection therewith, we entered into an additional forward sale agreement with the Forward Purchaser relating to 1,478,873 shares of our common stock, on terms substantially similar to those contained in the initial forward sale agreement (such additional forward sale agreement together with the initial forward sale agreement, the “Forward Sale Agreements”).

On April 1, 2025, we physically settled in full the Forward Sale Agreements by delivering 11,338,028 shares of our common stock to the Forward Purchaser. We received net proceeds from such sale of shares of our common stock and full physical settlement of the Forward Sale Agreements, before expenses, of approximately $385.0 million.

SUMMARY OF 2025 FINANCIAL RESULTS

Executive Overview

Net Income & Performance Metrics

●	For 2025, net income available to common shareholders was $261.8 million and basic and diluted EPS were both $2.03, compared to net income of $197.3 million and basic and diluted EPS of $2.29 and $2.24, respectively, for 2024. The provision for credit losses for the year ended December 31, 2025 included $89.5 million of Day 1 initial provision expense on non-PCD loans and $11.4 million on unfunded commitments on loans acquired from Sandy Spring in the second quarter of 2025. The provision for credit losses for the year ended December 31, 2024 included $13.2 million of Day 1 initial provision expense on non-PCD loans and $1.4 million on unfunded commitments on loans acquired from American National in the second quarter of 2024.
●	Adjusted operating earnings available to common shareholders(+), which excludes a deferred tax asset write-down ($4.8 million in 2024) and the following net of tax adjustments, merger-related costs ($124.6 million in 2025 and $33.5 million in 2024), a FDIC special assessment ($664,000 in 2024), the CECL Day 1 initial provision expense on non-PCD loans and the initial provision expense for unfunded commitments ($77.7 million in 2025 and $11.5 million in 2024), losses on the sale of securities ($62,000 in 2025 and $5.1 million in 2024), gain on CRE loan sale ($8.4 million in 2025), and gain on sale of equity interest in CSP ($11.0 million in 2025) was $444.8 million and adjusted diluted operating EPS(+) was $3.44 for 2025, compared to adjusted operating earnings available to common shareholders(+) of $252.8 million and adjusted diluted operating EPS(+) of $2.88 for 2024.

Balance Sheet

●	Total assets were $37.6 billion at December 31, 2025, an increase of $13.0 billion or 52.9% from December 31, 2024. Total assets increased from the prior year primarily due to the Sandy Spring acquisition, as well as organic growth in LHFI.
●	LHFI were $27.8 billion at December 31, 2025, an increase of $9.3 billion or 50.5% from December 31, 2024. LHFI increased from the prior year primarily due to the Sandy Spring acquisition, as well as organic loan growth.
●	At December 31, 2025, total investments were $5.3 billion, an increase of $1.9 billion or 57.3% from December 31, 2024, primarily due to the Sandy Spring acquisition, as well as additional purchases of securities. AFS securities totaled $4.2 billion at December 31, 2025, an increase of $1.8 billion from December 31, 2024. Total net unrealized losses on the AFS securities portfolio were $295.7 million at December 31, 2025, a decrease of $106.9 million from $402.6 million at December 31, 2024. Held to maturity securities are carried at cost and totaled $884.2 million at December 31, 2025, an increase of $80.3 million from $803.9 million at December 31, 2024 with net unrealized losses of $27.4 million at December 31, 2025, a decrease of $17.1 million from $44.5 million at December 31, 2024.
●	Total deposits at December 31, 2025 were $30.5 billion, an increase of $10.1 billion or 49.4% from December 31, 2024. Total deposits increased from the prior year primarily due to the addition of the Sandy Spring acquired deposits.
●	Total borrowings at December 31, 2025 were $1.5 billion, an increase of $962.7 million or 180.1% from December 31, 2024. Total borrowings increased from the prior year primarily driven by increases in short-term FHLB advances, as well as additional long-term subordinated debt assumed in connection with the Sandy Spring acquisition.

NET INCOME

Years Ended December 31, 2025 and 2024

Net income available to common shareholders was $261.8 million for 2025, an increase of $64.5 million or 32.7% and represented both basic and diluted EPS of $2.03, compared to net income of $197.3 million and basic and diluted EPS of $2.29 and $2.24, respectively, for 2024. The increase in net income was primarily related to the Sandy Spring acquisition. Adjusted operating earnings available to common shareholders(+) totaled $444.8 million for 2025, compared to $252.8 million for 2024, and adjusted diluted operating EPS(+) was $3.44 for 2025, compared to $2.88 for 2024.

Net interest income for 2025 totaled $1.2 billion, an increase of $456.4 million or 65.3%, compared to 2024. The increase in net interest income was primarily the result of an increase in average interest-earning assets and higher accretion income, partially offset by an increase in average interest-bearing liabilities, in each case primarily related to the Sandy Spring acquisition. The increase in net interest income was also impacted by organic loan growth and lower cost of funds, driven by lower deposit costs, reflecting the impact of the Federal Reserve lowering the Federal Funds target rate by 100 bps from September 2024 to December 2024 and by another 75 bps from September 2025 to December 2025. For additional details on net interest income, refer to the section “Net Interest Income” included within this Item 7 of this Form 10-K.

Noninterest income for 2025 increased $100.6 million or 84.6% to $219.4 million, compared to 2024, primarily due to the impact of the Sandy Spring acquisition that resulted in increases in most categories of noninterest income and an increase in other operating income, primarily driven by a pre-tax gain on the sale of our equity interest in CSP and a pre-tax gain on the CRE loan sale. In addition, pre-tax losses incurred on the sale of AFS securities decreased from the prior year due to our restructuring of the American National securities portfolio in 2024. For additional details on noninterest income, refer to the section “Noninterest Income” included within this Item 7 of this Form 10-K.

Noninterest expense for 2025 increased $388.0 million or 76.5% to $895.6 million, compared to 2024, primarily due to the impact of the Sandy Spring acquisition, which drove the increases in salaries and benefits expense, merger-related costs, and amortization of intangible assets, as well as increases in most other categories of noninterest expense. For additional details on noninterest expense, refer to the section “Noninterest Expense” included within this Item 7 of this Form 10-K.

Years Ended December 31, 2024 and 2023

Net income available to common shareholders was $197.3 million for 2024, an increase of $7.3 million or 3.8% and represented basic and diluted EPS of $2.29 and $2.24, respectively, compared to net income of $190.0 million and basic and diluted EPS of $2.53 for 2023. The increase in net income was primarily related to the American National acquisition. Adjusted operating earnings available to common shareholders(+) totaled $252.8 million for 2024, compared to $221.2 million for 2023, and adjusted diluted operating EPS(+) was $2.88 for 2024, compared to $2.95 for 2023.

Net interest income for 2024 totaled $698.5 million, an increase of $87.5 million or 14.3%, compared to 2023. The increase in net interest income was primarily the result of an increase in interest-earning assets, higher yield on interest-earning assets, and higher net accretion income, partially offset by the impact of higher interest-bearing liabilities and higher cost of funds. The increase in interest-earning assets and interest-bearing deposits was primarily related to the acquisition of American National. The increased asset yield and cost of funds reflect the impact of the FOMC rate increases throughout 2022 and 2023 prior to the Federal Reserve lowering the Federal Funds target rate 100 bps between September and December 2024.

Noninterest income for 2024 increased $28.0 million or 30.8% to $118.9 million, compared to 2023, primarily driven by a decrease in loss on the sale of AFS securities, as well as the impact of the American National acquisition, partially offset by a decrease in other operating income primarily driven by a gain recognized in 2023 related to our sale-leaseback transactions.

Noninterest expense for 2024 increased $77.1 million or 17.9% to $507.5 million, compared to 2023, primarily driven by an increase in merger-related costs due to the American National and Sandy Spring acquisitions, as well as an increase in salaries and benefits and other increases in various categories of noninterest expense, most of which were due to the impact of the American National acquisition. These increases were partially offset by a decrease in other expenses, due primarily to higher expenses in the prior year associated with strategic cost saving initiatives and a legal reserve related to our previously disclosed settlement with the CFPB.

NET INTEREST INCOME

Net interest income, which represents our principal source of revenue, is the amount by which interest income exceeds interest expense. Our net interest margin represents net interest income expressed as a percentage of average earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on our net interest income, net interest margin, and net income. In addition, our net interest income includes the accretion of discounts on our acquired loans, as well as amortization of deposits and borrowings, which will also affect our net interest income and net interest margin.

We seek to fund increased loan volumes by growing our core deposits, but, subject to internal policy limits on the amount of wholesale funding, we may use other wholesale funding sources to fund shortfalls, if any, or provide additional liquidity.

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the years ended December 31,:

	2025	2024	Change

	(Dollars in thousands)
Average interest-earning assets	$30,876,034	$21,347,677	$9,528,357
Interest and dividend income	$1,821,487	$1,227,535	$593,952
Interest and dividend income (FTE) (+)	$1,838,648	$1,242,761	$595,887
Yield on interest-earning assets	5.90%	5.75%	15	bps
Yield on interest-earning assets (FTE) (+)	5.95%	5.82%	13	bps
Average interest-bearing liabilities	$22,989,282	$16,074,749	$6,914,533
Interest expense	$666,574	$528,996	$137,578
Cost of interest-bearing liabilities	2.90%	3.29%	(39)	bps
Cost of funds	2.15%	2.48%	(33)	bps
Net interest income	$1,154,913	$698,539	$456,374
Net interest income (FTE) (+)	$1,172,074	$713,765	$458,309
Net interest margin	3.74%	3.27%	47	bps
Net interest margin (FTE) (+)	3.80%	3.34%	46	bps

For 2025, our net interest income and net interest income (FTE)(+) was $1.2 billion, an increase of $456.4 million and $458.3 million, respectively, from 2024. The increases in both net interest income and net interest income (FTE)(+) were primarily the result of a $9.5 billion increase in average interest-earning assets, as well as an increase in the yield on interest-bearing assets and higher accretion income, partially offset by a $6.9 billion increase in average interest-bearing liabilities, in each case primarily related to the Sandy Spring acquisition, as well as organic loan growth and lower cost of funds, driven by lower deposit costs, reflecting the impact of the Federal Reserve lowering the Federal Funds rates by 100 bps from September 2024 to December 2024 and by another 75 bps from September 2025 to December 2025.

In 2025, our net interest margin increased 47 bps to 3.74% from 3.27% in 2024, and our net interest margin (FTE)(+) increased 46 bps to 3.80% in 2025 from 3.34% in 2024. The increases in net interest margin and net interest margin (FTE)(+) were primarily driven by lower cost of funds, reflecting the impact of the Federal Reserve lowering the Federal Funds rates as discussed above, and higher earning asset yields, which increased due to higher loan accretion, primarily driven by the Sandy Spring acquisition. Our cost of funds decreased 33 bps to 2.15% in 2025 from 2.48% in 2024, due to lower cost of deposits, primarily due to the Federal Funds rate cuts discussed above, partially offset by an increase in net amortization related to acquisition accounting and an increase in long-term subordinated debt with higher borrowing costs, both related to the Sandy Spring acquisition.

	2024	2023	Change

	(Dollars in thousands)
Average interest-earning assets	$21,347,677	$18,368,806	$2,978,871
Interest and dividend income	$1,227,535	$954,450	$273,085
Interest and dividend income (FTE) (+)	$1,242,761	$969,360	$273,401
Yield on interest-earning assets	5.75%	5.20%	55	bps
Yield on interest-earning assets (FTE) (+)	5.82%	5.28%	54	bps
Average interest-bearing liabilities	$16,074,749	$13,283,466	$2,791,283
Interest expense	$528,996	$343,437	$185,559
Cost of interest-bearing liabilities	3.29%	2.59%	70	bps
Cost of funds	2.48%	1.87%	61	bps
Net interest income	$698,539	$611,013	$87,526
Net interest income (FTE) (+)	$713,765	$625,923	$87,842
Net interest margin	3.27%	3.33%	(6)	bps
Net interest margin (FTE) (+)	3.34%	3.41%	(7)	bps

For 2024, net interest income was $698.5 million, an increase of $87.5 million from 2023. Net interest income (FTE)(+) for 2024 was $713.8 million, an increase of $87.8 million from the prior year. The increases in both net interest income and net interest income (FTE)(+) were primarily the result of a $3.0 billion increase in average interest-earning assets, higher yields on interest-earning assets, and higher net accretion income, partially offset by a $2.8 billion increase in average interest-bearing liabilities and higher cost of funds. The increase in average interest-earning assets and interest-bearing liabilities were primarily related to the acquisition of American National. In 2024, our net interest margin decreased 6 bps to 3.27% from 3.33% in 2023, and our net interest margin (FTE)(+) decreased 7 bps to 3.34% in 2024 from 3.41% in 2023. The decreases in net interest margin and net interest margin (FTE)(+) were primarily driven by the increase in the cost of funds, reflecting higher deposit rates and changes in deposit mix as depositors moved to higher yielding deposit products, partially offset by an increase in yield on interest-earning assets, primarily due to the increase in loan balances and accretion income, primarily due to the acquisition of American National, as well as the impact of higher market interest rates.

Our net interest margin and net interest margin (FTE)(+) includes the impact of acquisition accounting fair value adjustments. Net accretion income related to acquisition accounting was approximately $146.1 million for 2025 compared to approximately $40.3 million for 2024, an increase of $105.8 million due to the Sandy Spring acquisition. The impact of accretion and amortization related to acquisition accounting fair value adjustments for the years ended December 31, are reflected in the following table (dollars in thousands):

		Deposit
	Loans	(Amortization)	Borrowings
	Accretion	Accretion	Amortization	Total
2023	$4,416	(31)	(852)	3,533
2024	44,073	(2,724)	(1,078)	40,271
2025	151,343	3,468	(8,754)	146,057

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the years ended December 31, (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	2025			2024			2023
		Interest			Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$3,303,309	$145,547	4.41%	$2,138,786	$91,191	4.26%	$1,867,679	$67,075	3.59%
Tax-exempt	1,286,304	42,894	3.33%	1,255,309	41,252	3.29%	1,325,212	43,520	3.28%
Total securities	4,589,613	188,441	4.11%	3,394,095	132,443	3.90%	3,192,891	110,595	3.46%
LHFI (3)(4)	25,116,692	1,599,658	6.37%	17,647,589	1,098,151	6.22%	14,949,487	852,016	5.70%
Other earning assets	1,169,729	50,549	4.32%	305,993	12,167	3.98%	226,428	6,749	2.98%
Total earning assets	30,876,034	$1,838,648	5.95%	21,347,677	$1,242,761	5.82%	18,368,806	$969,360	5.28%
ALLL	(286,794)			(152,540)			(118,789)
Total non-earning assets	3,791,746			2,667,053			2,262,385
Total assets	$34,380,986			$23,862,190			$20,512,402

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$13,719,522	$349,227	2.55%	$9,865,496	$289,492	2.93%	$8,603,142	$207,102	2.41%
Regular savings	2,408,224	41,080	1.71%	1,013,175	2,203	0.22%	997,118	1,803	0.18%
Time deposits (5)	5,950,382	225,230	3.79%	4,333,362	192,199	4.44%	2,711,491	87,784	3.24%
Total interest-bearing deposits	22,078,128	615,537	2.79%	15,212,033	483,894	3.18%	12,311,751	296,689	2.41%
Other borrowings (6)	911,154	51,037	5.60%	862,716	45,102	5.23%	971,715	46,748	4.81%
Total interest-bearing liabilities	22,989,282	$666,574	2.90%	16,074,749	$528,996	3.29%	13,283,466	$343,437	2.59%
Noninterest-bearing liabilities:
Demand deposits	6,363,976			4,321,226			4,342,137
Other liabilities	580,889			495,104			446,274
Total liabilities	29,934,147			20,891,079			18,071,877
Stockholders' equity	4,446,839			2,971,111			2,440,525
Total liabilities and stockholders' equity	$34,380,986			$23,862,190			$20,512,402
		$1,172,074			$713,765			$625,923
Net interest income (FTE) (+)
Interest rate spread			3.05%			2.53%			2.69%
Cost of funds			2.15%			2.48%			1.87%
Net interest margin (FTE) (+)			3.80%			3.34%			3.41%

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

(5) Interest expense on time deposits includes accretion (amortization) of the fair market value adjustments related to acquisitions, as disclosed above.

(6) Interest expense on borrowings includes accretion (amortization) of the fair market value adjustments related to acquisitions, as disclosed above.

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

	2025 vs. 2024			2024 vs. 2023
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$51,214	$3,142	$54,356	$10,532	$13,584	$24,116
Tax-exempt	1,029	613	1,642	(2,298)	30	(2,268)
Total securities	52,243	3,755	55,998	8,234	13,614	21,848
Loans, net (1)	475,125	26,382	501,507	163,132	83,003	246,135
Other earning assets	37,237	1,145	38,382	2,778	2,640	5,418
Total earning assets	$564,605	$31,282	$595,887	$174,144	$99,257	$273,401
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Transaction and money market accounts	$101,900	$(42,165)	$59,735	$33,059	$49,331	$82,390
Regular savings	6,510	32,367	38,877	29	371	400
Time deposits (2)	64,172	(31,141)	33,031	64,510	39,905	104,415
Total interest-bearing deposits	172,582	(40,939)	131,643	97,598	89,607	187,205
Other borrowings (3)	2,613	3,322	5,935	(5,500)	3,854	(1,646)
Total interest-bearing liabilities	175,195	(37,617)	137,578	92,098	93,461	185,559
Change in net interest income (FTE) (+)	$389,410	$68,899	$458,309	$82,046	$5,796	$87,842

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

NONINTEREST INCOME

Years Ended December 31, 2025 and 2024

	December 31,		Change
	2025	2024	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$46,484	$37,279	$9,205	24.7%
Other service charges, commissions and fees	8,058	7,511	547	7.3%
Interchange fees	14,477	12,134	2,343	19.3%
Fiduciary and asset management fees	62,863	25,528	37,335	146.3%
Mortgage banking income	8,689	4,202	4,487	106.8%
Loss on sale of securities	(81)	(6,493)	6,412	(98.8)%
Bank owned life insurance income	21,020	15,629	5,391	34.5%
Loan-related interest rate swap fees	18,425	9,435	8,990	95.3%
Other operating income	39,501	13,653	25,848	189.3%
Total noninterest income	$219,436	$118,878	$100,558	84.6%

For 2025, our noninterest income increased $100.6 million or 84.6% to $219.4 million, compared to 2024, primarily due to the impact of the Sandy Spring acquisition and a $25.8 million increase in other operating income, primarily driven by a $14.8 million pre-tax gain on the sale of our equity interest in CSP and a $10.9 million pre-tax gain on the CRE loan sale. In addition, pre-tax losses incurred on the sale of AFS securities decreased by $6.4 million from the prior year due to our restructuring of the American National securities portfolio in 2024.

Our adjusted operating noninterest income(+) for 2025, which excludes the pre-tax gain on sale of our equity interest in CSP ($14.8 million in 2025), pre-tax gain on CRE loan sale ($10.9 million in 2025), and pre-tax losses on sale of securities ($81,000 in 2025 and $6.5 million in 2024), increased $68.4 million or 54.5% to $193.8 million, compared to $125.4 million for 2024. The increase in adjusted operating noninterest income(+) was primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the $37.3 million increase in fiduciary and asset management fees, due to assets under management increasing approximately 123%, the $9.2 million increase in service charges on deposit accounts, the $5.4 million increase in BOLI income, the $4.5 million increase in mortgage banking income, and the $2.3 million increase in interchange fees. In addition to the acquisition impacts, loan-related interest rate swap fees increased $9.0 million, primarily due to higher transaction volumes.

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

For 2024, our noninterest income increased $28.0 million or 30.8% to $118.9 million, compared to 2023, primarily driven by a $34.5 million decrease in loss on the sale of securities, which included $41.0 million of losses resulting from our balance sheet repositioning strategy executed in 2023, compared to $6.5 million of losses in 2024 due to our restructuring of the American National securities portfolio, as well as increases in various other categories of noninterest income, due primarily to the impact of the American National acquisition discussed below. These increases were partially offset by a $25.2 million decrease in other operating income primarily driven by a $29.6 million gain recognized in 2023 related to our sale-leaseback transactions.

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

NONINTEREST EXPENSE

Years Ended December 31, 2025 and 2024

	December 31,		Change
	2025	2024	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$402,081	$271,164	$130,917	48.3%
Occupancy expenses	48,166	30,232	17,934	59.3%
Furniture and equipment expenses	22,124	14,582	7,542	51.7%
Technology and data processing	61,939	37,520	24,419	65.1%
Professional services	29,312	16,804	12,508	74.4%
Marketing and advertising expense	18,827	12,126	6,701	55.3%
FDIC assessment premiums and other insurance	30,053	20,255	9,798	48.4%
Franchise and other taxes	18,875	18,364	511	2.8%
Loan-related expenses	6,676	5,513	1,163	21.1%
Amortization of intangible assets	59,668	19,307	40,361	NM
Merger-related costs	157,278	40,018	117,260	NM
Other expenses	40,571	21,649	18,922	87.4%
Total noninterest expense	$895,570	$507,534	$388,036	76.5%

NM = Not Meaningful

For 2025, our noninterest expense increased $388.0 million or 76.5% to $895.6 million, compared to 2024, primarily due to the impact of the Sandy Spring acquisition, which drove the increases of $130.9 million in salaries and benefits expense, $117.3 million in merger-related costs, $40.4 million in amortization of intangible assets, as well as the other increases in most other categories of noninterest expense noted below.

Our adjusted operating noninterest expense(+) for 2025, which excludes merger-related costs ($157.3 million in 2025 and $40.0 million in 2024), amortization of intangible assets ($59.7 million in 2025 and $19.3 million in 2024), and a FDIC special assessment ($840,000 in 2024) increased $231.2 million or 51.7% to $678.6 million, compared to $447.4 million for 2024. The increase in adjusted operating noninterest expense(+) was primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the $130.9 million increase in salaries and benefits expense, the $24.4 million increase in technology and data processing, the $18.9 million increase in other expenses, the $17.9 million increase in occupancy expenses, the $12.5 million increase in professional services, the $10.6 million increase in FDIC assessment premiums and other insurance, the $7.5 million increase in furniture and equipment expenses, and the $6.7 million increase in marketing and advertising expense.

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

NM = Not Meaningful

For 2024, our noninterest expense increased $77.1 million or 17.9% to $507.5 million, compared to 2023, primarily driven by a $37.0 million increase in merger-related costs due to the American National and Sandy Spring acquisitions, as well as the increase in salaries and benefits and increases in various other categories of noninterest expense, most of which were due to the impact of the American National acquisition discussed below. These increases were partially offset by a $19.0 million decrease in other expenses primarily due to expenses in 2023 associated with strategic cost saving initiatives and a legal reserve related to our previously disclosed settlement with the CFPB.

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

SEGMENT RESULTS

The Company has two reportable operating segments, Wholesale Banking and Consumer Banking, with corporate support functions and intercompany eliminations being presented within Corporate Other. For more information about our operating segments, see Note 18, “Segment Reporting and Revenue” within Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Wholesale Banking

Our Wholesale Banking segment provides loan, leasing, deposit, treasury management, and capital market services to wholesale customers primarily throughout Virginia, Maryland, Washington, D.C., North Carolina, and South Carolina. These customers include CRE and commercial and industrial customers. This segment also includes our equipment finance subsidiary, which has nationwide exposure. The wealth management business also resides in the Wholesale Banking segment, which provides a wide variety of financial planning, wealth management and trust services to individuals and corporations.

The following table presents operating results for the years ended December 31, for the Wholesale Banking segment (dollars in thousands):

	2025	2024	2023
Interest and dividend income	$1,636,974	$1,222,101	$934,242
Interest expense	1,052,754	844,408	663,257
Net interest income	584,220	377,693	270,985
Provision for credit losses	107,659	40,072	34,229
Net interest income after provision for credit losses	476,561	337,621	236,756
Noninterest income	96,565	44,811	36,791
Noninterest expense	327,406	194,704	164,283
Income before income taxes	$245,720	$187,728	$109,264

Years Ended December 31, 2025 and 2024

Wholesale Banking income before income taxes increased $58.0 million to $245.7 million for 2025, compared to $187.7 million for 2024. The increase was primarily due to an increase in net interest income, primarily driven by the impact of the Sandy Spring acquisition. Wholesale Banking’s noninterest income also increased in 2025 compared to 2024, primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the increases in fiduciary and asset management fees and service charges on deposit accounts. In addition to the acquisition impacts, the increase in noninterest income was driven by an increase in loan-related interest rate swap fees due to higher transaction volumes.

The increases in net interest income and noninterest income were partially offset by an increase in noninterest expense, primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the increase in salaries and benefits expense. In addition, Wholesale Banking’s provision for credit losses increased in 2025 compared to 2024, primarily driven by the CECL Day 1 initial provision expense on non-PCD loans and unfunded commitments acquired from Sandy Spring, and an increase in net charge-offs, primarily driven by the charge-off of two individually assessed commercial and industrial loans.

Years Ended December 31, 2024 and 2023

Wholesale Banking income before income taxes increased $78.4 million to $187.7 million for 2024, compared to $109.3 million for 2023. The increase was primarily due to an increase in net interest income, primarily driven by the impact of the American National acquisition and favorable spreads on both the loan and deposit portfolios, partially offset by an increase in the provision for credit losses, which includes initial provision expense on non-PCD loans and unfunded commitments acquired from American National, as well as a specific reserve on an impaired loan in the commercial and industrial portfolio recorded in the fourth quarter. Wholesale Banking’s noninterest income also increased in 2024 compared to 2023, primarily due to the impact of the American National acquisition, which drove the majority of the increases in fiduciary and asset management fees and service charges on deposit accounts.

The increases discussed above were partially offset by an increase in noninterest expense primarily due to the impact of the American National acquisition, which drove the majority of the increase in salaries and benefits expense.

The following table presents the key balance sheet metrics as of December 31, for the Wholesale Banking segment (dollars in thousands):

	2025	2024
LHFI, net of unearned income	$23,179,687	$15,514,640
Total Deposits	11,339,236	7,193,403

LHFI for the Wholesale Banking segment increased $7.7 billion to $23.2 billion at December 31, 2025 compared to December 31, 2024, primarily driven by the Sandy Spring acquisition, as well as organic loan growth.

Wholesale Banking deposits increased $4.1 billion to $11.3 billion at December 31, 2025 compared to December 31, 2024, primarily due to increases in interest-bearing customer deposits and demand deposits, primarily related to the addition of the Sandy Spring acquired deposits.

Consumer Banking

Our Consumer Banking segment provides loan and deposit services and retail brokerage services to consumers and small businesses throughout Virginia, Maryland, Washington, D.C., and North Carolina. Consumer Banking includes the home loan division and investment management and advisory services businesses.

The following table presents operating results for the years ended December 31, for the Consumer Banking segment (dollars in thousands):

	2025	2024	2023
Interest and dividend income	$902,327	$619,855	$452,388
Interest expense	483,906	318,839	198,542
Net interest income	418,421	301,016	253,846
Provision for credit losses	34,110	10,029	(2,616)
Net interest income after provision for credit losses	384,311	290,987	256,462
Noninterest income	72,537	59,344	51,347
Noninterest expense	382,896	250,178	228,374
Income before income taxes	$73,952	$100,153	$79,435

Years Ended December 31, 2025 and 2024

Consumer Banking income before income taxes decreased $26.2 million to $74.0 million for 2025 compared to $100.2 million for 2024. The decrease was due to an increase in noninterest expense, primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the increase in salaries and benefits expense. In addition, the Consumer Banking provision for credit losses increased in 2025 compared to 2024, primarily driven by the CECL Day 1 initial provision expense on non-PCD loans and unfunded commitments acquired from Sandy Spring.

The increases in noninterest expense and the provision for credit losses were partially offset by increases in net interest income and noninterest income, primarily driven by the impact of the Sandy Spring acquisition.

Years Ended December 31, 2024 and 2023

Consumer Banking income before income taxes increased $20.8 million to $100.2 million for 2024 compared to $79.4 million for 2023. The increase was primarily driven by an increase in net interest income, primarily driven by the impact of the American National acquisition and favorable funding credits on deposits, partially offset by an increase in the provision for credit losses, which includes initial provision expense on non-PCD loans and unfunded commitments acquired from American National. Consumer Banking’s noninterest income also increased in 2024 compared to 2023, primarily due to the impact of the American National acquisition, which drove the majority of the increases in interchange fee income, fiduciary and asset management fees, and service charges on deposit accounts.

The increases discussed above were partially offset by an increase in noninterest expense primarily due to the impact of the American National acquisition, which drove the majority of the increase in salaries and benefits expense and occupancy expense.

The following table presents the key balance sheet metrics as of December 31, for the Consumer Banking segment (dollars in thousands):

	2025	2024
LHFI, net of unearned income	$5,317,949	$3,085,207
Total Deposits	17,820,026	11,899,197

LHFI for the Consumer Banking segment increased $2.2 billion to $5.3 billion at December 31, 2025 compared to December 31, 2024, primarily driven by the Sandy Spring acquisition, as well as organic loan growth.

Consumer Banking deposits increased $5.9 billion to $17.8 billion at December 31, 2025 compared to December 31, 2024, primarily due to increases across all deposit categories, primarily related to the addition of the Sandy Spring acquired deposits.

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

On July 4, 2025 the One Big Beautiful Bill Act was enacted into law by the federal government. In accordance with ASC 740, Income Taxes, we recognized the total effect of the tax law changes in the third quarter of 2025, the interim period in which the law was enacted. The tax provisions of the One Big Beautiful Act did not have a material impact on our income tax balances

Our effective tax rate for the years ended December 31, 2025, 2024, and 2023 was 18.8%, 19.5%, and 15.9%, respectively. The effective tax rate for 2025 includes a $7.7 million tax benefit in the second quarter of 2025 related to revaluation of our state net deferred tax assets as a result of the Sandy Spring acquisition. The effective tax rate for 2024 included a $4.8 million state deferred valuation allowance established during the second quarter of 2024 due to the American National acquisition and other business changes. Other than the aforementioned items, we experienced higher state income tax expense during 2025 due to the Sandy Spring acquisition and an overall increase in the proportion of taxable income to tax-exempt income.

As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view regarding our future realization of deferred tax assets. Our bank subsidiary, Atlantic Union Bank, is subject to a bank franchise tax but not a state income tax in Virginia, its primary place of business. We, our subsidiaries, and Atlantic Union Bank’s non-bank subsidiaries are subject to Virginia income taxes and may be able to utilize existing state deferred tax assets, depending on a number of factors including those entities’ financial results. The valuation allowance totaled $7.8 million and $4.4 million at December 31, 2025 and December 31, 2024, respectively. The increase in the valuation allowance was primarily due to the Sandy Spring acquisition and its historical valuation allowance related to net operating losses in certain state filing jurisdictions.

BALANCE SHEET

At December 31, 2025, our consolidated balance sheet includes the impact of the Sandy Spring acquisition, which closed April 1, 2025. Preliminary goodwill associated with the Sandy Spring acquisition totaled $519.2 million at December 31, 2025, inclusive of $22.4 million measurement period adjustment increases during the third and fourth quarters of 2025, primarily related to fair values of certain loans, other assets, and other liabilities. See Note 2 “Acquisitions” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for more information on the Sandy Spring acquisition.

Assets

At December 31, 2025, we had total assets of $37.6 billion, an increase of $13.0 billion or 52.9% from December 31, 2024. The increase in total assets was primarily driven by the Sandy Spring acquisition, as well as organic growth in LHFI.

LHFI were $27.8 billion at December 31, 2025, an increase of $9.3 billion or 50.5% from December 31, 2024, primarily due to the Sandy Spring acquisition, as well as organic loan growth. At December 31, 2025, average LHFI increased $7.5 billion or 42.3% from the same period in the prior year. For additional information on our loan activity, please refer to the section “Loan Portfolio” included within this Item 7 and Note 4 “Loans and Allowance for Loan and Lease Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Total investments at December 31, 2025 were $5.3 billion, an increase of $1.9 billion or 57.3% from December 31, 2024. The increase in total investments was primarily due to the Sandy Spring acquisition, as well as purchases of AFS agency mortgage-backed securities and HTM municipal bonds using a portion of the proceeds from the CRE loan sale that occurred in the second quarter of 2025. AFS securities totaled $4.2 billion at December 31, 2025 compared to $2.4 billion at December 31, 2024. At December 31, 2025, total net unrealized losses on the AFS securities portfolio were $295.7 million, compared to $402.6 million at December 31, 2024. HTM securities totaled $884.2 million at December 31, 2025, compared to $803.9 million at December 31, 2024, with net unrealized losses of $27.4 million at December 31, 2025, compared to $44.5 million at December 31, 2024.

Liabilities and Stockholders’ Equity

At December 31, 2025, we had total liabilities of $32.6 billion, an increase of $11.1 billion or 51.9% from December 31, 2024, which was primarily driven by growth in deposits, primarily due to the Sandy Spring acquisition.

Total deposits at December 31, 2025 were $30.5 billion, an increase of $10.1 billion or 49.4% from December 31, 2024. Average deposits at December 31, 2025 increased $8.9 billion or 45.6% from December 31, 2024. The increases were primarily due to increases in interest-bearing customer deposits and demand deposits, primarily related to the addition of the Sandy Spring acquired deposits. For additional information on deposits, refer to the section “Deposits” included within this Item 7 of this Form 10-K.

Total borrowings at December 31, 2025 were $1.5 billion, an increase of $962.7 million from December 31, 2024. The increase in borrowings was primarily due to $358.0 million of long-term subordinated debt assumed in connection with the Sandy Spring acquisition and an increase in FHLB advances in the fourth quarter of 2025. For additional information on our borrowing activity, refer to Note 9 “Borrowings” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2025, our stockholders’ equity was $5.0 billion, an increase of $1.9 billion from December 31, 2024, primarily driven by the issuance of common stock in connection with the Sandy Spring acquisition. In addition, on April 1, 2025, we physically settled in full the Forward Sale Agreements and received net proceeds, before expenses, of approximately $385.0 million. Our consolidated regulatory capital ratios continue to exceed the minimum capital requirements and are considered “well-capitalized” for regulatory purposes. Refer to “Capital Resources” included within this Item 7 as well as Note 12 "Stockholders’ Equity" contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our capital resources and the Forward Sale Agreements.

During 2025, we declared and paid dividends on our outstanding shares of Series A Preferred Stock of $687.52 per share (equivalent to $1.72 per outstanding depositary share). During 2025, we also declared and paid cash dividends of $1.39 per common share, an increase of $0.09 per share or 6.9% over 2024.

SECURITIES

At December 31, 2025, we had total investments of $5.3 billion or 14.0% of total assets, compared to $3.3 billion or 13.6% of total assets at December 31, 2024. This increase was primarily due to the Sandy Spring acquisition and purchases of AFS agency mortgage-backed securities and HTM municipal bonds using a portion of the proceeds from the CRE loan sale that occurred in the second quarter of 2025. We seek to diversify our investment portfolio to minimize risk, and we focus on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher tax-equivalent yield offered from these securities. The majority of our MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 11 “Derivatives” in “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of December 31, (dollars in thousands):

	2025	2024
Available for Sale:
U.S. government and agency securities	$104,002	$66,013
Obligations of states and political subdivisions	487,885	468,337
Corporate and other bonds	217,934	244,712
MBS
Commercial	429,166	301,065
Residential	2,953,358	1,360,179
Total MBS	3,382,524	1,661,244
Other securities	1,956	1,860
Total AFS securities, at fair value	4,194,301	2,442,166
Held to Maturity:
Obligations of states and political subdivisions	793,162	697,683
Corporate and other bonds	2,255	3,322
MBS
Commercial	40,777	44,709
Residential	48,022	58,137
Total MBS	88,799	102,846
Total held to maturity securities, at carrying value	884,216	803,851
Restricted Stock:
FRB stock	141,225	82,902
FHLB stock	48,975	20,052
Total restricted stock, at cost	190,200	102,954
Total investments	$5,268,717	$3,348,971

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of December 31, 2025:

	1 Year	After 1 Year	After 5 Years	Over 10
	or Less	through 5 Years	through 10 Years	Years	Total
U.S. government and agency securities	4.39%	4.67%	4.84%	—%	4.54%
Obligations of states and political subdivisions	4.75%	3.29%	1.98%	2.23%	2.25%
Corporate bonds and other securities	4.93%	5.39%	3.77%	4.01%	4.40%
MBS:
Commercial	5.84%	5.74%	3.83%	3.54%	3.95%
Residential	2.79%	6.16%	4.44%	3.83%	3.94%
Total MBS	4.75%	5.95%	4.35%	3.80%	3.94%
Total AFS securities	4.44%	5.46%	3.82%	3.59%	3.76%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of December 31, 2025:

	1 Year	After 1 Year	After 5 Years	Over 10
	or Less	through 5 Years	through 10 Years	Years	Total
Obligations of states and political subdivisions	3.16%	4.12%	3.34%	3.85%	3.71%
Corporate bonds and other securities	—%	—%	—%	4.23%	4.23%
MBS:
Commercial	—%	—%	6.87%	3.09%	3.12%
Residential	—%	—%	—%	3.38%	3.38%
Total MBS	—%	—%	6.87%	3.25%	3.26%
Total HTM securities	3.16%	4.12%	3.35%	3.77%	3.67%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of December 31, 2025, we maintained a diversified municipal bond portfolio with approximately 64% of our holdings in general obligation issues and the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 19% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all of our municipal holdings are considered investment grade. When purchasing municipal securities, we focus on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

LOAN PORTFOLIO

LHFI were $27.8 billion and $18.5 billion at December 31, 2025 and 2024, respectively, primarily driven by the increase in LHFI of $8.6 billion from the acquisition of Sandy Spring, as well as organic loan growth. Total CRE and commercial and industrial loans represented our largest loan categories at both December 31, 2025 and 2024. We remain committed to originating soundly underwritten loans to qualifying borrowers within our markets.

The following table presents the total and remaining maturities, based on contractual maturity, by loan type, and by rate type (variable or fixed), net of unearned income, as of December 31, 2025 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$1,666,381	$624,056	$844,127	$739,310	$101,604	$3,213	$198,198	$115,450	$15,423	$67,325
CRE - Owner Occupied	4,305,796	327,854	1,285,611	514,672	752,728	18,211	2,692,331	1,544,497	1,127,838	19,996
CRE - Non-Owner Occupied	7,178,515	1,516,658	3,145,327	2,193,504	935,254	16,569	2,516,530	1,988,871	527,659	—
Multifamily Real Estate	2,418,250	684,288	1,253,537	970,925	281,491	1,121	480,425	351,568	128,857	—
Commercial & Industrial	5,229,728	1,127,852	2,106,461	1,761,743	274,106	70,612	1,995,415	1,280,482	624,424	90,509
Residential 1-4 Family - Commercial	1,100,157	299,310	195,045	121,361	70,853	2,831	605,802	510,965	89,914	4,923
Residential 1-4 Family - Consumer	2,825,259	240	1,344,104	1,678	44,655	1,297,771	1,480,915	28,106	196,291	1,256,518
Residential 1-4 Family - Revolving	1,248,284	49,440	1,091,326	59,637	104,173	927,516	107,518	4,762	39,067	63,689
Auto	183,720	5,251	—	—	—	—	178,469	177,877	592	—
Consumer	121,488	15,704	43,026	21,472	2,742	18,812	62,758	37,250	19,698	5,810
Other Commercial	1,518,589	148,530	333,640	180,477	147,859	5,304	1,036,419	511,016	408,101	117,302
Total LHFI, net of unearned income	$27,796,167	$4,799,183	$11,642,204	$6,564,779	$2,715,465	$2,361,960	$11,354,780	$6,550,844	$3,177,864	$1,626,072

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

We perform risk assessments to identify the CRE concentration ratio based on the two-tiered guidelines issued by the federal banking regulators. The loan balances used to determine the CRE concentration ratio are as defined in the Call Report instructions, which is comprised of loans secured by 1-4 family residential construction loans, loans secured by other construction loans and all land development and other land loans, loans secured by multi-family residential properties, loans secured by other nonfarm non-residential properties, and loans to finance commercial real estate, construction, and land development activities, and do not necessarily match the balances displayed in Note 4 “Loans and Allowance for Loan and Lease Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

The two-tiered guidelines include (i) total reported loans for construction, land development, and other land represent 100 percent or more of the institution’s total capital; or (ii) total CRE loans as defined in the guidance represent 300 percent or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio as defined in the guidance has increased by 50 percent or more during the prior 36 months.

At December 31, 2025 and 2024, our construction and land development concentration as a percentage of capital totaled 39.2% and 63.2%, respectively, and our CRE concentration as defined in the guidance as a percentage of capital totaled 275.3% and 292.7%, respectively. The decreases in the concentration ratios are primarily driven by the impacts of the Sandy Spring acquisition and the related $2.0 billion sale of performing CRE loans that occurred in the second quarter of 2025, as well as other loan portfolio mix changes in the third and fourth quarters of 2025, primarily due to updated regulatory reporting classifications for certain loans. Total CRE exposure as defined in the guidance increased 93.4% for the 36-month period ended December 31, 2025, primarily due to the Sandy Spring and American National acquisitions, partially offset by the CRE loan sale.

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

The average loan size of our CRE portfolio was approximately $1.2 million and $1.1 million, as of December 31, 2025 and 2024, respectively, and the median loan size in our CRE portfolio was approximately $311,000 as of December 31, 2025 and approximately $242,000 as of December 31, 2024.

The following table presents the composition of our CRE loan categories, including the industry classification for CRE non-owner occupied loans, and CRE loans as a percentage of total loans for the years ended December 31, (dollars in thousands):

	2025		2024
	Balance	%	Balance	%
CRE - Non-Owner Occupied
Hotel/Motel B&B	$1,261,397	4.54%	$997,185	5.40%
Industrial/Warehouse	1,352,848	4.87%	892,028	4.83%
Office	1,482,419	5.33%	881,660	4.77%
Retail	1,683,838	6.05%	1,058,591	5.73%
Self Storage	676,920	2.44%	435,525	2.36%
Senior Living	120,933	0.44%	340,689	1.84%
Other	600,160	2.16%	329,912	1.79%
Total CRE - Non-Owner Occupied	7,178,515	25.83%	4,935,590	26.72%
CRE - Owner Occupied	4,305,796	15.49%	2,370,119	12.83%
Construction and Land Development	1,666,381	6.00%	1,731,108	9.37%
Multifamily Real Estate	2,418,250	8.70%	1,240,209	6.71%
Residential 1-4 Family - Commercial	1,100,157	3.96%	719,425	3.89%
Total CRE Loans	16,669,099	59.98%	10,996,451	59.52%
All other loan types	11,127,068	40.02%	7,474,170	40.48%
Total LHFI, net of unearned income	$27,796,167	100.00%	$18,470,621	100.00%

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

The following table presents the distribution of our CRE non-owner occupied, multifamily real estate, and office portfolio loans by market location based on the underlying loan collateral for the years ended December 31, (dollars in thousands):

	2025			2024
	CRE Non-Owner Occupied	Office Portfolio (1)	Multifamily	CRE Non-Owner Occupied	Office Portfolio (1)	Multifamily
Carolinas	$1,562,931	$297,195	$742,070	$1,115,247	$329,621	$359,031
DC Metro	1,314,704	431,197	430,826	363,309	49,822	27,036
Western VA	998,717	157,491	272,839	1,050,150	125,483	256,513
Fredericksburg Area	727,918	164,866	82,413	621,525	104,378	62,014
Baltimore	670,663	131,921	161,607	134,991	15,511	1,267
Central VA	585,415	101,446	302,045	604,722	100,674	230,274
Coastal VA/NC	521,236	64,110	210,832	503,234	67,716	165,295
Other Maryland	303,323	53,787	9,742	121,498	330	1,028
Other	311,824	45,622	128,444	224,740	41,660	32,772
Eastern VA	181,784	34,784	77,432	196,174	46,465	104,979
Total	$7,178,515	$1,482,419	$2,418,250	$4,935,590	$881,660	$1,240,209

(1) The office portfolio is a subset of our CRE non-owner occupied loans included in the column to the left.

We continue to monitor our exposure to office space, within our non-owner occupied CRE portfolio, including periodic credit risk assessment of expiring office leases for most of the office portfolio. We do not currently finance large, high-rise, or major metropolitan central business district office buildings, and the office portfolio is generally in suburban markets with stronger occupancy levels than downtown office markets. The average loan size in our office portfolio was $2.1 million and $1.7 million as of December 31, 2025 and 2024, respectively, and the median loan size in our office portfolio was $720,000 and $571,000 as of December 31, 2025 and 2024, respectively. The average loan size in our multifamily portfolio was $3.6 million and $2.5 million as of December 31, 2025 and 2024, respectively, and the median loan size in our multifamily portfolio was $843,000 and $646,000 as of December 31, 2025 and 2024, respectively.

ASSET QUALITY

Overview

At December 31, 2025, NPAs as a percentage of total LHFI were 0.42%, an increase of 10 bps from the prior year, and included nonaccrual loans of $115.1 million. The increase in NPAs as a percentage of LHFI was primarily due to PCD loans acquired from Sandy Spring in the second quarter of 2025. Our net charge-offs were $42.5 million for the year ended 2025, compared to net charge-offs of $8.8 million for the prior year, primarily due to the charge-off of two individually assessed commercial and industrial loans.

Our ACL at December 31, 2025 increased $127.6 million from the prior year, primarily reflecting the impacts of the Sandy Spring acquisition for which we recorded an initial ACL of $129.2 million that consisted of an ALLL of $117.8 million and RUC of $11.4 million.

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

Nonperforming Assets

At December 31, 2025, NPAs totaled $116.9 million, an increase of $58.5 million or 100.2% from December 31, 2024. Our NPAs as a percentage of total LHFI at December 31, 2025 and 2024 were 0.42%, and 0.32%, respectively. The increase in NPAs was primarily due to PCD loans acquired from Sandy Spring in the second quarter of 2025.

The following table shows a summary of asset quality balances and related ratios as of and for the years ended December 31, (dollars in thousands):

	2025	2024
Nonaccrual LHFI	$115,051	$57,969
Foreclosed properties	1,826	404
Total NPAs	116,877	58,373
LHFI past due 90 days and accruing interest	35,551	14,143
Total NPAs and LHFI past due 90 days and accruing interest	$152,428	$72,516

Balances
ALLL	$295,108	$178,644
ACL	321,269	193,685
Average LHFI, net of unearned income	25,116,692	17,647,589
LHFI, net of unearned income	27,796,167	18,470,621

Ratios
Nonaccrual LHFI to total LHFI	0.41%	0.31%
NPAs to total LHFI	0.42%	0.32%
NPAs & LHFI 90 days past due and accruing interest to total LHFI	0.55%	0.39%
NPAs to total LHFI & foreclosed property	0.42%	0.32%
NPAs & LHFI 90 days past due and accruing interest to total LHFI & foreclosed property	0.55%	0.39%
ALLL to nonaccrual LHFI	256.50%	308.17%
ALLL to nonaccrual LHFI & LHFI 90 days past due and accruing interest	195.95%	247.73%
ACL to nonaccrual LHFI	279.24%	334.12%

NPAs include non-accrual LHFI, which totaled $115.1 million and $58.0 million at December 31, 2025 and 2024, respectively. The following table shows the activity in nonaccrual LHFI for the years ended December 31, (dollars in thousands):

	2025	2024
Beginning Balance	$57,969	$36,860
Net customer payments and other activity (1)	(45,107)	(21,586)
Additions (1)	145,321	51,671
Charge-offs	(41,750)	(6,467)
Loans returning to accruing status	(108)	(2,134)
Transfers to foreclosed property	(1,274)	(375)
Ending Balance	$115,051	$57,969

(1) The Company recorded measurement period adjustments in the third and fourth quarters of 2025 related to the fair values of certain loans, which impacted the nonaccrual activity for the year ended December 31, 2025. The increase in additions during the year ended December 31, 2025 was primarily due to PCD loans acquired from Sandy Spring.

The following table presents the composition of nonaccrual LHFI and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual LHFI, as of December 31, (dollars in thousands):

	2025	2024
Construction and Land Development	$4,303	$1,313
CRE - Owner Occupied	6,034	2,915
CRE - Non-Owner Occupied	11,301	1,167
Multifamily Real Estate	45,369	132
Commercial & Industrial	10,288	33,702
Residential 1-4 Family - Commercial	6,657	1,510
Residential 1-4 Family - Consumer	23,297	12,725
Residential 1-4 Family - Revolving	5,643	3,826
Auto	572	659
Consumer	12	20
Other Commercial	1,575	—
Total	$115,051	$57,969
Coverage Ratio (ALLL to nonaccrual LHFI)	256.50%	308.17%

Past Due Loans

At December 31, 2025, past due LHFI still accruing interest totaled $113.0 million or 0.41% of total LHFI, compared to $57.7 million or 0.31% of total LHFI at December 31, 2024. The increase in past due LHFI was primarily driven by increases of $29.4 million and $21.4 million within LHFI 30-59 days past due and LHFI 90 days or more past due and still accruing, respectively. Of the total past due LHFI still accruing interest, $35.6 million or 0.13% of total LHFI were loans past due 90 days or more at December 31, 2025, compared to $14.1 million or 0.08% of total LHFI at December 31, 2024.

Troubled Loan Modifications

For the years ended December 31, 2025 and 2024, we had TLMs with an amortized cost basis of $45.4 million and $35.2 million, respectively. As of December 31, 2025 and 2024, there were no material unfunded commitments on loans modified and designated as TLMs.

Net Charge-offs

For the year ended December 31, 2025, net charge-offs were $42.5 million or 0.17% of total average LHFI, compared to $8.8 million or 0.05%, respectively, for the year ended December 31, 2024. The increase in net charge-offs was primarily due to the charge-off of two commercial and industrial loans.

Provision for Credit Losses

We recorded a provision for credit losses of $141.8 million for the year ended December 31, 2025, an increase of $91.7 million or 183.1% from the prior year. The provision for credit losses for the year ended December 31, 2025 reflected $130.7 million in provision for loan losses and a $11.1 million provision for unfunded commitments.

Included in the provision for credit losses for the year ended December 31, 2025 was $89.5 million of Day 1 initial provision expense on non-PCD loans and $11.4 million on unfunded commitments on loans acquired from Sandy Spring in the second quarter of 2025. Included in the provision for credit losses for the year ended December 31, 2024 was $13.2 million of Day 1 initial provision expense on non-PCD loans and $1.4 million on unfunded commitments, on loans acquired from American National in the second quarter of 2024. Outside of the Day 1 initial provision expense recorded on non-PCD loans and unfunded commitments acquired from Sandy Spring in the second quarter of 2025 and American National in the second quarter of 2024, respectively, the provision for credit losses increased compared to the prior year, primarily due to an increase in net charge-offs, primarily driven by the charge-off of two commercial and industrial loans, as discussed above.

Allowance for Credit Losses

At December 31, 2025, the ACL was $321.3 million, an increase of $127.6 million from December 31, 2024, comprised of an ALLL of $295.1 million and a reserve for unfunded commitments of $26.2 million. The increase in the ACL was primarily due to the initial ACL recorded in the Sandy Spring acquisition. Outside of the initial ACL related to the Sandy Spring acquisition in the second quarter of 2025 and American National in the second quarter of 2024, respectively, the ACL at December 31, 2025 increased from the prior year, primarily due to the impact of macroeconomic forecasts and loan growth, partially offset by the charge-off of two individually assessed commercial loans.

The following table summarizes the ACL as of December 31, (dollars in thousands):

	2025	2024
Total ALLL	$295,108	$178,644
Total Reserve for Unfunded Commitments	26,161	15,041
Total ACL	$321,269	$193,685

ALLL to total LHFI	1.06%	0.97%
ACL to total LHFI	1.16%	1.05%

The following table summarizes net charge-off activity by loan segment for the years ended December 31, (dollars in thousands):

	2025			2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(45,999)	$(3,865)	$(49,864)	$(11,889)	$(4,067)	$(15,956)
Recoveries	5,581	1,830	7,411	5,283	1,911	7,194
Net charge-offs	$(40,418)	$(2,035)	$(42,453)	$(6,606)	$(2,156)	$(8,762)
Net charge-offs to average loans (1)	0.19%	0.05%	0.17%	0.04%	0.09%	0.05%

(1) Net charge-off rates are calculated by dividing net charge-offs by average LHFI for the period for each loan category.

The following table summarizes the ALLL activity by loan segment and the percentage of the loan portfolio that the related ALLL covers as of December 31, (dollars in thousands):

	2025			2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL	$232,813	$62,295	$295,108	$148,887	$29,757	$178,644
Loan % (1)	84.2%	15.8%	100.0%	86.6%	13.4%	100.0%
ALLL to total LHFI (2)	0.99%	1.42%	1.06%	0.93%	1.20%	0.97%

(1) The percentage represents the loan balance divided by total LHFI.

(2) The percentage represents ALLL divided by the total LHFI for each category.

The increase in the ALLL from the prior year for the Commercial segment is primarily due to the Sandy Spring acquisition and the impact of macroeconomic forecasts, partially offset by the charge-off of two individually assessed commercial and industrial loans. The increase in the ALLL from the prior year for the Consumer segment is primarily due to the Sandy Spring acquisition, partially offset by the run-off of the third-party lending and auto portfolios.

DEPOSITS

As of December 31, 2025, our total deposits were $30.5 billion, an increase of $10.1 billion or 49.4% compared to December 31, 2024, primarily reflecting the impact of the Sandy Spring acquisition. Total interest-bearing deposits consisted of interest checking accounts, money market accounts, savings accounts, time deposits, and brokered deposits. Our total time deposit balances with customers totaled $5.7 billion and accounted for 25.3% of total interest-bearing customer deposits at December 31, 2025, compared to $4.1 billion and 27.5%, respectively, at December 31, 2024. We seek to fund increased loan volumes by growing core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, we may use wholesale funding sources to fund shortfalls, if any, or provide additional liquidity. We use brokered deposits purchased through nationally recognized networks as part of our overall liquidity management strategy on an as needed basis. At December 31, 2025, our brokered deposits totaled $1.1 billion, compared to $1.2 billion at December 31, 2024. During 2025, we paid down $89.6 million in brokered deposits and continued to reduce higher-cost, non-relationship deposits acquired from Sandy Spring.

The following table presents the deposit balances, including brokered deposits, by major category as of December 31, (dollars in thousands):

	2025		2024
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Interest checking accounts	$7,193,204	23.6%	$5,494,550	26.9%
Money market accounts	6,863,981	22.5%	4,291,097	21.0%
Savings accounts	2,747,622	9.0%	1,025,896	5.0%
Customer time deposits of more than $250,000	1,737,345	5.7%	1,202,657	5.9%
Customer time deposits of $250,000 or less	3,956,571	13.0%	2,888,476	14.2%
Time Deposits	5,693,916	18.7%	4,091,133	20.1%
Total interest-bearing customer deposits	22,498,723	73.8%	14,902,676	73.0%
Brokered deposits	1,128,284	3.7%	1,217,895	6.0%
Total interest-bearing deposits	$23,627,007	77.5%	$16,120,571	79.0%
Demand deposits	6,844,629	22.5%	4,277,048	21.0%
Total Deposits (1)	$30,471,636	100.0%	$20,397,619	100.0%

(1) Includes uninsured deposits of $10.8 billion and $7.1 billion as of December 31, 2025 and 2024, respectively, and collateralized deposits of $1.2 billion and $1.1 billion as of December 31, 2025 and 2024, respectively. Amounts are based on estimated amounts of uninsured deposits as of the reported period.

Maturities of time deposits in excess of FDIC insurance limits were as follows as of December 31, (dollars in thousands):

	2025	2024
3 Months or Less	$409,080	$291,391
Over 3 Months through 6 Months	192,388	159,194
Over 6 Months through 12 Months	142,197	78,090
Over 12 Months	101,930	51,982
Total	$845,595	$580,657

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

On January 29, 2026, we announced that our Board of Directors declared a quarterly dividend on our outstanding shares of our Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on March 2, 2026 to preferred shareholders of record as of February 13, 2026. Our Board of Directors also declared a quarterly dividend of $0.37 per share of common stock, which is payable on February 27, 2026 to common shareholders of record as of February 13, 2026.

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

The following table summarizes our regulatory capital and related ratios as of December 31, (dollars in thousands):

	2025	2024
Common equity Tier 1 capital	$3,074,066	$2,063,163
Tier 1 capital	3,240,422	2,229,519
Tier 2 capital	992,099	589,879
Total risk-based capital	4,232,521	2,819,398
Risk-weighted assets	30,449,199	20,713,531

Capital ratios:
Common equity Tier 1 capital ratio	10.10%	9.96%
Tier 1 capital ratio	10.64%	10.76%
Total capital ratio	13.90%	13.61%
Leverage ratio (Tier 1 capital to average assets)	9.10%	9.29%
Capital conservation buffer ratio (1)	4.64%	4.76%
Common equity to total assets	12.88%	12.11%
Tangible common equity to tangible assets (+)	7.85%	7.21%

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

The following table represents the interest rate sensitivity on our net interest income across the rate paths modeled for balances as of December 31,:

	Change In Net Interest Income
	2025	2024
	%	%
Change in Yield Curve:
+300 bps	7.44	6.23
+200 bps	5.28	4.50
+100 bps	2.79	2.48
Most likely rate scenario	—	—
-100 bps	(2.53)	(2.35)
-200 bps	(4.97)	(5.85)
-300 bps	(5.77)	(10.64)

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

From a net interest income perspective, we were more asset sensitive as of December 31, 2025 compared to 2024. This shift is due, in part, to the changing market characteristics of certain loan and deposit products and, in part, due to securities portfolio strategies. We expect net interest income to increase with an immediate increase or shock in market rates. In a decreasing interest rate environment, we expect a decline in net interest income as interest-earning assets re-price more quickly than interest-bearing deposits.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances as of December 31,:

	Change In Economic Value of Equity
	2025	2024
	%	%
Change in Yield Curve:
+300 bps	(4.70)	(6.98)
+200 bps	(2.78)	(4.75)
+100 bps	(1.19)	(2.47)
Most likely rate scenario	—	—
-100 bps	(0.03)	1.88
-200 bps	(2.19)	0.94
-300 bps	(5.34)	(1.09)

As of December 31, 2025, our economic value of equity is slightly liability sensitive in a rising interest rate environment and a declining interest rate environment, with slight changes in sensitivity compared to its position as of December 31, 2024, primarily due to the composition of our Consolidated Balance Sheets and also due to the pricing characteristics and assumptions of certain loan and deposit products.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Our largest source of liquidity on a consolidated basis is our customer deposit base generated by our wholesale and consumer businesses. These deposits provide relatively stable and low-cost funding. Total deposits at December 31, 2025 were $30.5 billion, an increase of $10.1 billion or 49.4% from December 31, 2024. Average deposits at December 31, 2025 were $28.4 billion, an increase of $8.9 billion or 45.6% from December 31, 2024. These increases were primarily due to increases in interest-bearing customer deposits and demand deposits, primarily related to the addition of the Sandy Spring acquired deposits. Refer to “Deposits” within this Item 7 for additional information on this topic.

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

We consider our liquid assets to include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. As of December 31, 2025, our liquid assets totaled $13.9 billion or 37.0% of total assets, and liquid earning assets totaled $13.7 billion or 40.4% of total earning assets. We also provide asset liquidity by managing loan and securities maturities and cash flows. As of December 31, 2025, loan payments of approximately $12.2 billion or 44.3% of total LHFI are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $709.1 million or 13.5% of total investments as of December 31, 2025 are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

On June 26, 2025, we completed the sale of $2.0 billion of performing CRE loans acquired in the Sandy Spring acquisition, which we marked to fair value at $1.8 billion and classified as held for sale as of the April 1, 2025 acquisition date. We received net proceeds from the sale of the CRE loans, before expenses, of approximately $1.9 billion. During 2025, we used a portion of such proceeds to repay our short-term FHLB advances and brokered CDs that matured, as well as to purchase investment securities.

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

Cash Requirements

Our cash requirements, outside of lending transactions, consist primarily of borrowings, leases, debt, and capital instruments, which are used as part of our overall liquidity and capital management strategy. We expect that the cash required to repay these obligations will be sourced from our general liquidity sources and future debt and capital issuances and from other general liquidity sources as described above.

The following table presents our contractual obligations related to our major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of December 31, 2025 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Subordinated debt (1)	$608,000	$—	$608,000
Trust preferred capital notes (1)	184,542	—	184,542
Leases (2)	155,851	25,325	130,526
Repurchase agreements	75,432	75,432	—
Total contractual obligations	$1,023,825	$100,757	$923,068

(1) Excludes related unamortized premium/discount and interest payments.

(2) Represents lease payments due on non-cancellable operating leases at December 31, 2025. Excluded from these tables are variable lease payments or renewals.

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

For a summary of our total commitments with off-balance sheet risk see Note 10 “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

We are also a lessor in sales-type and direct financing leases for equipment, as noted in Note 7 “Leases” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. Our future commitments related to the aforementioned leases totaled $712.8 million and $621.3 million, respectively, at December 31, 2025 and December 31, 2024.

Impact of Inflation and Changing Prices

Our financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due to inflation. Inflation affects our results of operations mainly through increased operating costs, but since nearly all of our assets and liabilities are monetary in nature, changes in interest rates generally affect our financial condition to a greater degree than changes in the rate of inflation. Inflation also leads to increased costs for our customers, which may make it more difficult for them to repay their loans, potentially leading to increased delinquencies, increased volume of loan modifications, financial losses and increased credit risk for us. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Management reviews pricing of our products and services, in light of current and expected costs due to inflation, to seek to mitigate the inflationary impact on our financial performance.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the years ended December 31, (dollars in thousands):

	2025	2024	2023
Interest Income (FTE)
Interest and dividend income (GAAP)	$1,821,487	$1,227,535	$954,450
FTE adjustment	17,161	15,226	14,910
Interest and dividend income (FTE) (non-GAAP)	$1,838,648	$1,242,761	$969,360
Average earning assets	$30,876,034	$21,347,677	$18,368,806
Yield on interest-earning assets (GAAP)	5.90%	5.75%	5.20%
Yield on interest-earning assets (FTE) (non-GAAP)	5.95%	5.82%	5.28%
Net Interest Income (FTE)
Net interest income (GAAP)	$1,154,913	$698,539	$611,013
FTE adjustment	17,161	15,226	14,910
Net interest income (FTE) (non-GAAP)	$1,172,074	$713,765	$625,923
Noninterest income (GAAP)	219,436	118,878	90,877
Total revenue (FTE) (non-GAAP)	$1,391,510	$832,643	$716,800
Average earning assets	$30,876,034	$21,347,677	$18,368,806
Net interest margin (GAAP)	3.74%	3.27%	3.33%
Net interest margin (FTE) (non-GAAP)	3.80%	3.34%	3.41%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures as of December 31, (dollars in thousands):

	2025	2024	2023
Tangible Assets
Ending assets (GAAP)	$37,585,754	$24,585,323	$21,166,197
Less: Ending goodwill	1,733,287	1,214,053	925,211
Less: Ending amortizable intangibles	315,544	84,563	19,183
Ending tangible assets (non-GAAP)	$35,536,923	$23,286,707	$20,221,803
Tangible Common Equity
Ending equity (GAAP)	$5,006,398	$3,142,879	$2,556,327
Less: Ending goodwill	1,733,287	1,214,053	925,211
Less: Ending amortizable intangibles	315,544	84,563	19,183
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$2,791,210	$1,677,906	$1,445,576
Average equity (GAAP)	$4,446,839	$2,971,111	$2,440,525
Less: Average goodwill	1,592,391	1,139,422	925,211
Less: Average amortizable intangibles	277,977	73,984	22,951
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$2,410,115	$1,591,349	$1,326,007
Common equity to total assets (GAAP)	12.88%	12.11%	11.29%
Tangible common equity to tangible assets (non-GAAP)	7.85%	7.21%	7.15%

Adjusted operating measures exclude, as applicable, expenses related to merger-related costs, CECL Day 1 non-PCD loans and RUC provision expense, gain on CRE loan sale, deferred tax asset write-down, FDIC special assessments, strategic cost saving initiatives (principally composed of severance charges related to headcount reductions and charges for exiting certain leases), legal reserves associated with our previously disclosed settlement with the CFPB, loss on sale of securities, gain on sale of equity interest in CSP, and gain on sale-leaseback transaction. We believe these non-GAAP adjusted measures provide investors with important information about the continuing economic results of our operations. Due to the impact of completing the Sandy Spring acquisition in the second quarter of 2025 and the acquisition of American National in the second quarter of 2024, we updated our non-GAAP operating measures beginning in the second quarter of 2025 to exclude the CECL Day 1 non-PCD loans and RUC provision expense. The CECL Day 1 non-PCD loans and RUC provision expense is comprised of the initial provision expense on non-PCD loans, which represents the CECL “double count” of the non-PCD credit mark, and the additional provision for unfunded commitments. We do not view the CECL Day 1 non-PCD loans and RUC provision expense as organic costs to run our business and believe this updated presentation provides investors with additional information to assist in period-to-period and company-to-company comparisons of operating performance, which will aid investors in analyzing our performance. Prior period non-GAAP operating measures presented in this Form 10-K have been recast to conform to this updated presentation.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the years ended December 31, (dollars in thousands, except per share amounts):

	2025	2024	2023
Adjusted Operating Earnings & EPS
Net income (GAAP)	$273,715	$209,131	$201,818
Plus: Merger-related costs, net of tax	124,590	33,476	2,850
Plus: CECL Day 1 non-PCD loans and RUC provision expense, net of tax	77,742	11,520	—
Plus: Gain on CRE loan sale, net of tax	8,405	—	—
Plus: Deferred tax asset write-down	—	4,774	—
Plus: FDIC special assessments, net of tax	—	664	2,656
Plus: Strategic cost saving initiatives, net of tax	—	—	9,959
Plus: Legal reserve, net of tax	—	—	6,809
Less: Loss on sale of securities, net of tax	(62)	(5,129)	(32,381)
Less: Gain on sale of equity interest in CSP, net of tax	10,994	—	—
Less: Gain on sale-leaseback transaction, net of tax	—	—	23,367
Adjusted operating earnings (non-GAAP)	$456,710	$264,694	$233,106
Less: Dividends on preferred stock	11,868	11,868	11,868
Adjusted operating earnings available to common shareholders (non-GAAP)	$444,842	$252,826	$221,238

Weighted average common shares outstanding, diluted	129,161,421	87,909,237	74,962,363
Earnings per common share, diluted (GAAP)	$2.03	$2.24	$2.53
Adjusted operating earnings per common share, diluted (non-GAAP)	$3.44	$2.88	$2.95

Adjusted operating noninterest expense excludes, as applicable, the amortization of intangible assets, merger-related costs, FDIC special assessments, strategic cost saving initiatives (principally composed of severance charges related to headcount reductions and charges for exiting certain leases), and legal reserves associated with our previously disclosed settlement with the CFPB. Adjusted operating noninterest income excludes gain on sale of equity interest in CSP, gain on CRE loan sale, loss on sale of securities, and gain on sale-leaseback transaction. These measures are similar to the measures we use when analyzing corporate performance and are also similar to the measure we use for incentive compensation. We believe these adjusted measures provide investors with important information about the continuing economic results of our operations.

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the years ended December 31, (dollars in thousands):

	2025	2024	2023
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$895,570	$507,534	$430,371
Less: Amortization of intangible assets	59,668	19,307	8,781
Less: Merger-related costs	157,278	40,018	2,995
Less: FDIC special assessments	—	840	3,362
Less: Strategic cost saving initiatives	—	—	12,607
Less: Legal reserve	—	—	8,300
Adjusted operating noninterest expense (non-GAAP)	$678,624	$447,369	$394,326
Noninterest income (GAAP)	$219,436	$118,878	$90,877
Less: Gain on sale of equity interest in CSP	14,757	—	—
Less: Gain on CRE loan sale	10,915	—	—
Less: Loss on sale of securities	(81)	(6,493)	(40,989)
Less: Gain on sale-leaseback transaction	—	—	29,579
Adjusted operating noninterest income (non-GAAP)	$193,845	$125,371	$102,287

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

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlantic Union Bankshares Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic Union Bankshares Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Business Combination - Fair Value of Acquired Loans

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company acquired Sandy Spring Bancorp, Inc. (Sandy Spring) on April 1, 2025. The Company accounted for this transaction as a business combination with the assets acquired and liabilities assumed being recorded at their respective fair values as of the acquisition date. The fair value of acquired loans held for investment (LHFI) was $8.6 billion. As disclosed by the Company, the fair values for LHFI were estimated using a discounted cash flow analysis that considered factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates. A discount rate was developed considering a market participant’s view of the loan type, liquidity risk, the maturity of the loans, servicing costs, and a required return on capital.

Auditing the Company’s estimate of the fair value of acquired LHFI was subjective due to the judgment required by management in developing the discount rates used in the discounted cash flow methodology. This required a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence obtained related to the judgments made by management and required the use of professionals with specialized skill and knowledge.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's process for estimating the acquired loans fair value, including management's controls over establishing the discount rate used in the discounted cash flow methodology; we evaluated the completeness and accuracy of key inputs and assumptions used in the discounted cash flow methodology, including loan data. Our tests of controls included inspecting management’s review evidence of key judgments made by management’s valuation specialists, where these judgments were subjected to critical challenge by subject matter experts from various management groups.

To test the estimated fair value of acquired loans, our audit procedures included, among others: (i) involving EY internal valuation specialists to assist us in testing management's methodology and significant assumptions used in measuring the fair value of the acquired loan portfolio, (ii) involving EY internal valuation specialists to develop independent expectations for discount rates and compare management's assumptions to the independently developed ranges based on third party market data, (iii) the audit team tested the completeness and accuracy of the underlying loan data provided by management that was used in the discounted cash flow model, and (iv) the audit team searched for and evaluated information that corroborates or contradicts management's selected assumptions, including current external economic information, peer bank metrics, data points from historical banking acquisitions and historical Company-specific information.

Allowance for Loan and Lease Losses (ALLL)

Description of the Matter

At December 31, 2025, the Company’s ALLL was $295.1 million. As more fully described in Note 1 and Note 4 of the consolidated financial statements, the Company’s ALLL represents management’s current estimate of expected credit losses over the life of the loans held for investment (LHFI) portfolio. The Company uses a probability/loss given default (PD/LGD) model to estimate the quantitative credit losses over a two-year forecast period before reverting to long-term average historical loss rates on a straight-line basis over the following two-year period. The Company considers qualitative factors to adjust model output when estimating the ALLL to account for expected loan losses not addressed in the models, including uncertainty regarding forecasted economic conditions and their impact on future credit losses.

Auditing management’s estimate of the ALLL was especially challenging and highly judgmental due to the significant judgments required in establishing certain components of the qualitative factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the ALLL process that included, among others, controls over the review of the model methodology (including model governance), accuracy of data and key allowance inputs such as loan risk ratings, the review of economic forecast data, and management’s review and approval over the use of qualitative factors. Our tests of controls included observation of certain of management’s quarterly allowance governance meetings, at which key management judgments, qualitative adjustments, and final ALLL results are subjected to critical challenge by management individuals that are independent of the group responsible for producing the ALLL estimate.

Our audit procedures included, among others, involving EY specialists to evaluate the conceptual soundness of the comprehensive framework of the ALLL, including certain qualitative elements, in addition to validating model methodology and model performance. To test the qualitative adjustments, we evaluated the identification and measurement of the adjustments, including the basis for concluding the adjustments were warranted when considering the model methodology and the historical data used in the adjustments. We tested the completeness and accuracy of data used by the Company to estimate the qualitative adjustments by agreeing underlying data to internal sources, and where applicable external sources, and replicating the analyses used by the Company to measure the adjustments. We evaluated the overall ALLL, inclusive of qualitative elements, and whether the recorded ALLL appropriately reflects expected credit losses on the portfolio. Finally, we also reviewed external industry data, peer-bank allowance coverage ratios and subsequent event information and considered whether it corroborated or contradicted the Company’s overall estimate of the ALLL.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Richmond, Virginia

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlantic Union Bankshares Corporation

Opinion on Internal Control over Financial Reporting

We have audited Atlantic Union Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atlantic Union Bankshares Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

February 26, 2026

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

(Dollars in thousands, except share data)

	2025	2024
ASSETS
Cash and cash equivalents:
Cash and due from banks	$234,257	$196,435
Interest-bearing deposits in other banks	706,014	153,695
Federal funds sold	26,191	3,944
Total cash and cash equivalents	966,462	354,074
Securities available for sale, at fair value	4,194,301	2,442,166
Securities held to maturity, at carrying value	884,216	803,851
Restricted stock, at cost	190,200	102,954
Loans held for sale	18,486	9,420
Loans held for investment, net of unearned income	27,796,167	18,470,621
Less: allowance for loan and lease losses	295,108	178,644
Total loans held for investment, net	27,501,059	18,291,977
Premises and equipment, net	166,752	112,704
Goodwill	1,733,287	1,214,053
Amortizable intangibles, net	315,544	84,563
Bank owned life insurance	672,890	493,396
Other assets	942,557	676,165
Total assets	$37,585,754	$24,585,323
LIABILITIES
Noninterest-bearing demand deposits	$6,844,629	$4,277,048
Interest-bearing deposits	23,627,007	16,120,571
Total deposits	30,471,636	20,397,619
Securities sold under agreements to repurchase	75,432	56,275
Other short-term borrowings	650,000	60,000
Long-term borrowings	771,860	418,303
Other liabilities	610,428	510,247
Total liabilities	32,579,356	21,442,444
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	188,563	118,519
Additional paid-in capital	3,888,841	2,280,547
Retained earnings	1,184,908	1,103,326
Accumulated other comprehensive loss	(256,087)	(359,686)
Total stockholders' equity	5,006,398	3,142,879
Total liabilities and stockholders' equity	$37,585,754	$24,585,323

Common shares issued and outstanding	141,776,886	89,770,231
Common shares authorized	200,000,000	200,000,000
Preferred shares issued and outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(Dollars in thousands, except per share amounts)

	2025	2024	2023

Interest and dividend income:
Interest and fees on loans	$1,615,937	$1,093,004	$846,923
Interest on deposits in other banks	26,117	10,751	6,071
Interest and dividends on securities:
Taxable	145,547	91,191	67,075
Nontaxable	33,886	32,589	34,381
Total interest and dividend income	1,821,487	1,227,535	954,450
Interest expense:
Interest on deposits	615,537	483,894	296,689
Interest on short-term borrowings	6,639	23,236	27,148
Interest on long-term borrowings	44,398	21,866	19,600
Total interest expense	666,574	528,996	343,437
Net interest income	1,154,913	698,539	611,013
Provision for credit losses	141,788	50,089	31,618
Net interest income after provision for credit losses	1,013,125	648,450	579,395
Noninterest income:
Service charges on deposit accounts	46,484	37,279	33,240
Other service charges, commissions and fees	8,058	7,511	7,860
Interchange fees	14,477	12,134	9,678
Fiduciary and asset management fees	62,863	25,528	17,695
Mortgage banking income	8,689	4,202	2,743
Loss on sale of securities	(81)	(6,493)	(40,989)
Bank owned life insurance income	21,020	15,629	11,759
Loan-related interest rate swap fees	18,425	9,435	10,037
Other operating income	39,501	13,653	38,854
Total noninterest income	219,436	118,878	90,877
Noninterest expenses:
Salaries and benefits	402,081	271,164	236,682
Occupancy expenses	48,166	30,232	25,146
Furniture and equipment expenses	22,124	14,582	14,282
Technology and data processing	61,939	37,520	32,484
Professional services	29,312	16,804	15,483
Marketing and advertising expense	18,827	12,126	10,406
FDIC assessment premiums and other insurance	30,053	20,255	19,861
Franchise and other taxes	18,875	18,364	18,013
Loan-related expenses	6,676	5,513	5,619
Amortization of intangible assets	59,668	19,307	8,781
Merger-related costs	157,278	40,018	2,995
Other expenses	40,571	21,649	40,619
Total noninterest expenses	895,570	507,534	430,371
Income before income taxes	336,991	259,794	239,901
Income tax expense	63,276	50,663	38,083
Net income	$273,715	$209,131	$201,818
Dividends on preferred stock	11,868	11,868	11,868
Net income available to common shareholders	$261,847	$197,263	$189,950

Basic earnings per common share	$2.03	$2.29	$2.53
Diluted earnings per common share	$2.03	$2.24	$2.53
Dividends declared per common share	$1.39	$1.30	$1.22
Basic weighted average number of common shares outstanding	128,777,445	86,149,978	74,961,390
Diluted weighted average number of common shares outstanding	129,161,421	87,909,237	74,962,363

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(Dollars in thousands)

	2025	2024	2023
Net income	$273,715	$209,131	$201,818
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $6,545, $243, and $3,308, for the years ended December 31, 2025, 2024, 2023 respectively)	21,913	(913)	12,445
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $24,606, $5,247, and $7,710, for the years ended December 31, 2025, 2024, 2023, respectively)	82,377	(19,739)	29,006
Reclassification adjustment for losses included in net income (net of tax, $18, $1,364, and $8,608, for the years ended December 31, 2025, 2024, 2023, respectively) (1)	63	5,129	32,381
HTM securities:
Reclassification adjustment for accretion of unrealized gains on AFS securities transferred to HTM (net of tax) (2)	—	(6)	(11)
Bank owned life insurance:
Unrealized holding gains (losses) arising during period	39	(16)	10
Reclassification adjustment for (gains) losses included in net income (3)	(793)	(792)	1,106
Other comprehensive income (loss)	103,599	(16,337)	74,937
Comprehensive income	$377,314	$192,794	$276,755

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

(3) Reclassifications into earnings are reported in "Salaries and benefits" expense on the Company’s Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(Dollars in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2022	$98,873	$173	$1,772,440	$919,537	$(418,286)	$2,372,737
Net income - 2023				201,818		201,818
Other comprehensive income (net of taxes of $19,623)					74,937	74,937
Dividends on common stock ($1.22 per share)				(91,417)		(91,417)
Dividends on preferred stock ($687.52 per share)				(11,868)		(11,868)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (206,181 shares)(1)	274		(1,255)			(981)
Stock-based compensation expense			11,101			11,101
Balance - December 31, 2023	99,147	173	1,782,286	1,018,070	(343,349)	2,556,327
Net income - 2024				209,131		209,131
Other comprehensive loss (net of taxes of $4,128)					(16,337)	(16,337)
Issuance of common stock in regard to acquisition (14,349,239 shares)	19,052		486,694			505,746
Dividends on common stock ($1.30 per share)				(112,007)		(112,007)
Dividends on preferred stock ($687.52 per share)				(11,868)		(11,868)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (240,473 shares)(1)	320		(2,229)			(1,909)
Stock-based compensation expense			13,796			13,796
Balance - December 31, 2024	118,519	173	2,280,547	1,103,326	(359,686)	3,142,879
Net income - 2025				273,715		273,715
Other comprehensive income (net of taxes of $31,169)					103,599	103,599
Issuance of common stock in regard to acquisition (41,000,004 shares)	54,530		1,220,717			1,275,247
Issuance of common stock in regard to forward sale settlement (11,338,028 shares)	15,080		369,883			384,963
Dividends on common stock ($1.39 per share)			75	(180,265)		(180,190)
Dividends on preferred stock ($687.52 per share)				(11,868)		(11,868)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (326,623 shares)(1)	434		(6,047)			(5,613)
Stock-based compensation expense			23,666			23,666
Balance - December 31, 2025	$188,563	$173	$3,888,841	$1,184,908	$(256,087)	$5,006,398

(1) There were 10,993 stock options outstanding at December 31, 2023. No stock options were outstanding for the years ended December 31, 2024 and 2025.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(Dollars in thousands)

	2025	2024	2023
Operating activities:
Net income	$273,715	$209,131	$201,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	141,788	50,089	31,618
Depreciation of premises and equipment	17,741	12,754	12,913
Amortization, net	26,319	22,558	28,045
(Accretion) amortization related to acquisitions, net	(87,036)	(21,309)	4,788
Losses on securities sales, net	81	6,493	40,989
Gain on CRE loan sale	(10,915)	—	—
Gain on sale of equity interest investment	(14,757)	—	—
BOLI income	(21,020)	(15,629)	(11,759)
Deferred tax expense	50,174	34,145	2,171
Writedown of ROU assets, foreclosed properties, equipment, and acquired software	13,349	216	1,930
Gains on sales of foreclosed properties, former bank premises, and premises and equipment, net	(232)	(1,349)	(30,365)
Loans held for sale:
Originations and purchases	(403,905)	(209,577)	(141,065)
Proceeds from sales	2,274,253	209,429	138,278
Changes in operating assets and liabilities:
Net decrease (increase) in other assets	18,751	(83)	(23,177)
Net (decrease) increase in other liabilities	(40,926)	11,588	21,861
Net cash provided by operating activities	2,237,380	308,456	278,045
Investing activities:
Securities AFS and restricted stock:
Purchases	(1,658,383)	(627,540)	(533,170)
Proceeds from sales	630,097	642,985	899,872
Proceeds from maturities, calls and paydowns	628,569	268,897	178,185
Securities HTM:
Purchases	(104,221)	(5,880)	(13,826)
Proceeds from maturities, calls and paydowns	18,941	35,533	20,329
Net change in other investments	5,354	(25,997)	(14,073)
Net increase in LHFI	(584,005)	(644,294)	(1,192,309)
Net purchases of premises and equipment	(12,412)	(7,393)	(5,101)
Proceeds from BOLI settlements	2,745	5,645	353
Proceeds from sales of foreclosed properties, former bank premises, and premises and equipment	5,687	7,369	56,462
Net cash received in acquisition	270,211	54,988	—
Net cash used in investing activities	(797,417)	(295,687)	(603,278)
Financing activities:
Net increase (decrease) in:
Non-interest-bearing deposits	(219,918)	162,455	(920,058)
Interest-bearing deposits	(930,519)	831,221	1,806,479
Short-term borrowings	336,985	(902,894)	(398,004)
Repayments of long-term debt	(200,000)	—	—
Common stock:
Issuance for stock options exercised	—	228	778
Forward sale common stock issuance	384,963	—	—
Dividends paid	(192,133)	(123,875)	(103,285)
Vesting of restricted stock, net of shares held for taxes	(6,953)	(3,961)	(2,494)
Net cash (used in) provided by financing activities	(827,575)	(36,826)	383,416
Increase (decrease) in cash and cash equivalents	612,388	(24,057)	58,183
Cash, cash equivalents and restricted cash at beginning of the period	354,074	378,131	319,948
Cash, cash equivalents and restricted cash at end of the period	$966,462	$354,074	$378,131

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(Dollars in thousands)

	2025	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$658,199	$516,486	$326,983
Income taxes	4,219	3,754	19,496

Supplemental schedule of noncash investing and financing activities
Transfers from loans to foreclosed properties	1,274	375	—
Transfers from bank premises to other real estate owned	—	8,573	139
Issuance of common stock in exchange for net assets in acquisition	1,275,441	505,402	—

Transactions related to acquisition
Assets acquired	12,967,058	2,946,897	—
Liabilities assumed	12,210,323	2,730,266	—

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

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

Basis of Financial Information – The accounting policies and practices of Atlantic Union Bankshares Corporation and subsidiaries conform to accounting principles generally accepted in the United States (“GAAP”) and follow general practices within the banking industry. The consolidated financial statements include the accounts of the Company, which is a financial holding company and a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Atlantic Union Bank, which owns Atlantic Union Equipment Finance, Inc., AUB Investments Inc., and Atlantic Union Capital Markets, Inc.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, the fair value of financial instruments, valuation of deferred tax assets, and valuation of acquired assets and liabilities.

Acquisition Accounting – The Company accounts for its mergers and acquisitions that qualify as a business combination under ASC 805, Business Combinations, which requires the use of the acquisition method of accounting. Under this method, the Company records all identifiable assets acquired and liabilities assumed at their fair values as of the acquisition date and records acquisition and merger-related transaction expenses and restructuring costs in the period incurred. The determination of fair values requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. The results of operations of the acquired entity are included in the consolidated statement of income from the acquisition date.

The Company evaluates acquired loans at the acquisition date and classifies them as either Purchased Credit Deteriorated (“PCD”) loans or non-PCD loans. At acquisition, the allowance on PCD loans is booked directly to the ACL using the Company’s existing ACL methodology, but there is no initial impact to net income. Subsequent to acquisition, future changes in estimates of expected credit losses on PCD loans are recognized as provision expense (or reversal of provision expense). The ACL for non-PCD loans is recognized as provision expense in the same reporting period as the business acquisition, using the Company’s existing ACL methodology. Refer to “Allowance for Credit Losses” and “Acquired Loans” within Note 1 for additional information on the Company’s accounting policy over acquired loans and ACL.

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

Principles of Consolidation – The accompanying consolidated financial statements include financial information related to the Company and entities in which it has a controlling financial interest, which includes Voting Interest Equities that are majority-owned subsidiaries and Variable Interest Entities (“VIEs”) where the Company is the primary beneficiary, as applicable. In preparing the consolidated financial statements, all significant inter-company accounts and transactions are eliminated. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

Segment Reporting – Operating segments are components of a business where separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers are the President and Chief Executive Officer of the Company, the President and Chief Operating Officer of the Bank, and the Chief Financial Officer of the Company. ASC 280, Segment Reporting, requires information to be reported about a company’s operating segments using a “management approach,” meaning it is based on the way management organizes segments internally to make operating decisions and assess performance. The Company has two reportable operating segments: Wholesale Banking and Consumer Banking, with corporate support functions, such as corporate treasury functions and others, included in Corporate Other.

●	Wholesale Banking: The Wholesale Banking segment provides loan, leasing, deposit, treasury management, and capital market to wholesale customers primarily throughout Virginia, Maryland, Washington, D.C., North Carolina, and South Carolina. These customers include commercial real estate (“CRE”) and commercial and industrial customers. This segment also includes the Company’s equipment finance subsidiary, which has nationwide exposure. The wealth management business also resides in the Wholesale Banking segment, which provides a wide variety of financial planning, wealth management and trust services to individuals and corporations.
●	Consumer Banking: The Consumer Banking segment provides loan and deposit services and retail brokerage services to consumers and small businesses throughout Virginia, Maryland, Washington, D.C., and North Carolina. Consumer Banking includes the home loan division and investment management and advisory services businesses.
●	Corporate Other: Corporate Other includes the corporate support functions, such as corporate treasury functions, which includes management of the investment securities portfolio, long-term debt, short-term liquidity and funding activities, balance sheet risk management, as well as intercompany eliminations.

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

The following is additional information on the methodologies used in preparing the operating segment results:

●	Net interest income: Interest income from loans held for investment (“LHFI”) and interest expense from deposits are reflected within respective operating segments. The Company uses a funds transfer pricing methodology which utilizes the matched funding approach to allocate the cost of funds used or credit for funds provided to all operating segment loans and deposits.
●	Provision for credit losses: Provision for credit losses is assigned to operating segments at the instrument level based on the operating segment that the related loan or security resides in.
●	Noninterest income: Noninterest fees and other revenue associated with loans or customers are included within each operating segment.
●	Noninterest expense: Certain noninterest expenses incurred by corporate support functions are allocated based on assumptions regarding the extent to which each operating segment uses the services.
●	Goodwill: Goodwill is assigned to reportable operating segments based on the relative fair value of each segment.

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

Securities and Other Investments – The Company purchases securities that are classified as held to maturity or available for sale based on management’s intent. Management determines the appropriate classification of debt and equity securities at the time of purchase and will periodically reassess it throughout the life of the security. Amortization of purchase premiums or discounts on investment securities is included in interest income on the Consolidated Statements of Income. Premiums and discounts on investment securities are generally amortized using the level-yield method without anticipating prepayments, except for mortgage-backed securities (“MBS”) where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date and discounts on callable debt securities are amortized to their maturity date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

●	Available for Sale (“AFS”) Debt Securities: Debt securities that management intends to hold for an indefinite period, including securities used as part of the Company’s asset/liability strategy that may be sold in response to changes in interest rates, liquidity needs, or other factors are classified as AFS. AFS securities are reported at fair value with unrealized gains or losses, net of deferred taxes, included in accumulated other comprehensive loss in stockholders’ equity.

●	Held to Maturity (“HTM”) Debt Securities: Debt securities that the Company has the positive intent and ability to hold to maturity are classified as HTM. HTM securities are reported at amortized cost. Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income (loss) and in the amortized cost of the HTM securities. Such amounts are accreted over the remaining life of the security with no impact on future net income.

●	Equity Securities: Equity securities without a readily determinable fair value are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but the Company does not have a controlling financial interest in the investee. Under the equity method, securities are recorded at cost and are adjusted for any subsequent impairment as well as the Company’s share of the earnings, losses, and/or dividends reported by equity method investees which is classified as income on the Consolidated Statements of Income. Equity securities for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting. Under the cost method, equity securities are carried at cost less any impairment and adjusted for certain distributions and additional investments. Equity securities in unconsolidated entities with a readily determinable fair value that are not accounted for under the equity method are measured at fair value through net income. Equity securities are presented in other assets on the Consolidated Balance Sheets.

●	Tax Equity Investments: The Company invests in various tax credit investments, including primarily those in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing and historic tax credits for these investments, as well as tax credit investments. The Company accounts for its eligible tax equity investments using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statements as a component of income tax expense/(benefit). Tax equity investments are presented in other assets on the Consolidated Balance Sheets.

●	Restricted Stock, at cost: Due to restrictions placed upon the Bank’s common stock investments in the Federal Reserve Bank of Richmond (“FRB”) and the Federal Home Loan Bank of Atlanta (“FHLB”), these securities have been classified as restricted equity securities and are carried at cost and evaluated for impairment based on the Company’s expectation of the ultimate recoverability of the stock’s par value. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. The Company accrues dividends on FRB stock when the Bank is entitled to receive them in accordance with regulatory requirements, which are recorded in Interest income on the Company’s Consolidated Statements of Income.

Variable Interest Entity – A VIE is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets. VIEs by design, either lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties or have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. Consolidation of a VIE is appropriate if a reporting entity holds a controlling financial interest in the VIE and is the primary beneficiary.

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

The Company has investments in certain partnerships and limited liability entities that have been evaluated and determined to be VIEs but for which the Company is not the primary beneficiary, and therefore, does not consolidate them. The investments in these entities are recorded using the equity method, cost method, or the proportional amortization method, as appropriate in Other Assets on the Company’s Consolidated Balance Sheets and consist primarily of growth-oriented private funds and tax equity investments.

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

Loans Held for Investment – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their amortized cost which consists of outstanding unpaid principal balances adjusted for any charge-offs, the allowance for loan and lease losses (“ALLL”), any deferred fees and costs on originated loans, and unamortized purchase discounts or premiums on acquired loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs and purchase discounts and premiums, are deferred and recognized as an adjustment of the related loan yield using the effective interest method.

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

Allowance for Loan and Lease Losses: The provision for loan losses is an amount sufficient to bring the ALLL to an estimated balance that management considers adequate to absorb expected losses in the portfolio. The ALLL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ALLL when management believes the amount is no longer collectible based on an evaluation of the borrower’s financial condition, repayment capacity, collateral values, and other observable factors affecting collectability. Subsequent recoveries of previously charged off amounts are recorded as increases to the ALLL; however, expected recoveries are not to exceed the aggregate of amounts previously charged-off.

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

The Company obtains appraisals from an approved list of independent, third-party appraisers knowledgeable of the market in which the collateral is located. In some cases for special property types, the Company may obtain appraisals from appraisers who specialize in the property type nationwide that are located outside of the market where the collateral is located. The Company’s approved appraiser list is continuously maintained by the Company’s Real Estate Valuation Department, which seeks to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market and property type. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal Real Estate Valuation Department, which reports to the Enterprise Risk Management group, performs either a technical or administrative review of all appraisals obtained in accordance with the Company’s Appraisal Policy. The Appraisal Policy mirrors the Federal regulations governing appraisals, specifically the Interagency Appraisal and Evaluation Guidelines and the Financial Institutions Reform, Recovery, and Enforcement Act. The Real Estate Valuation Department performs a technical review of the overall quality of the appraisal and an administrative review confirms that all of the required components of an appraisal are present. The Company obtains independent appraisals or valuations on all individually assessed loans and obtains an updated appraisal or valuation every twelve months. Adjustments to real estate appraised values are only permitted to be made by the Real Estate Valuation Department and must be approved by the Chief Appraiser. The individually assessed analysis is reviewed and approved by Special Assets managers. External valuation sources are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. The ALLL on loans individually assessed is updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews include annual commercial loan reviews performed by the Company’s commercial bankers in accordance with the commercial loan policy, relationship reviews that accompany annual loan renewals, and independent reviews by its Credit Risk Review Group. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator for commercial loans. Consumer loans are not risk rated unless past due status, bankruptcy, or other events result in the assignment of a Substandard or worse risk rating in accordance with the consumer loan policy. Delinquency status is the Company’s primary credit quality indicator for Consumer loans.

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

ACL on HTM Securities: The Company evaluates the credit risk of its HTM securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the probability of default/loss given default methodology. The primary indicators of credit quality for the Company’s HTM portfolio are security type, and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

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

Acquired Loans – Acquired loans are recorded at their fair value at the acquisition date without carryover of the acquiree’s previously established ALLL. The fair value for acquired loans is determined using a discounted cash flow analysis that considers factors including loan type, interest rate type, prepayment speeds, credit loss expectations, duration and current discount rates. During evaluation upon acquisition, acquired loans are also classified as either PCD or non-PCD. Acquired loans are subject to the Company’s ALLL policy upon acquisition.

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

The Company records PCD loans at the amount paid and establishes an initial ALLL using the same methodology as other LHFI. The sum of the PCD loan’s purchase price and initial ALLL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. If the loan has revolving privileges, the discount/premium is amortized/accreted using the straight-line method; otherwise, the effective interest method is used. Subsequent changes to the ALLL are recorded through provision expense.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 4 years to 15 years, to their estimated residual values. Core deposit intangibles (“CDI”) are amortized using an accelerated method and other amortizable intangible assets are amortized using various methods.

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented on the Company’s Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less costs to sell and no longer depreciated.

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

The net investment in sales-type and direct financing leases consists of the carrying amount of the lease receivables plus unguaranteed residual assets, net of unearned income and any deferred selling profit on direct financing leases. The lease receivables include the lessor’s right to receive lease payments and the guaranteed residual asset value the lessor expects to derive from the underlying assets at the end of the lease term. The Company’s net investment in sales-type and direct financing leases are included in “Loans held for investment, net of unearned income” on the Company’s Consolidated Balance Sheets. Lease income is recorded in “Interest and fees on loans” on the Company’s Consolidated Statements of Income.

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

Foreclosed Properties – Assets acquired through or in lieu of loan foreclosures are held for sale and are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. When the carrying amount exceeds the acquisition date fair value less selling costs, the excess is charged off against the ALLL. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less costs to sell; any valuation adjustments occurring from post-acquisition reviews are charged to expense as incurred. Revenue and expenses from operations and changes in the valuation allowance are included in “Other expenses” on the Company’s Consolidated Statements of Income.

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

In general, loans are sold without recourse except for certain repurchase rights or indemnity demands arising from standard contract provisions covering violation of representations and warranties and, under certain circumstances, early payment default by the borrower. The Company has experienced a limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure. See Note 10 “Commitments and Contingencies” in this Form 10-K for additional discussion of the Company’s indemnification reserve.

When the Company sells financial assets in a transaction that qualifies as a sale under ASC 860, Transfers and Servicing, and retains the obligation to service the financial assets, the Company recognizes a servicing asset or liability, initially measured at fair value representing the price that would be received to sell a servicing right or paid to transfer a servicing obligation in an orderly transaction between market participants, and is subsequently measured using the amortization method. The Company classifies the servicing right as either a servicing asset or a servicing liability based on whether the servicing compensation specified in the servicing contract is more than adequate or less than adequate relative to market-based levels of compensation for similar servicing activities. Compensation that is more than adequate results in a servicing asset, whereas compensation that is less than adequate results in a servicing liability.

Bank Owned Life Insurance (“BOLI”) – The Company has purchased life insurance on certain key employees and directors. These policies are recorded at their cash surrender value and are included in a separate line item on the Company’s Consolidated Balance Sheets. Income generated from policies is recorded as noninterest income. The Company is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

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

The Company accounts for its derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging. Derivatives are recognized at fair value and presented as “Other assets” and “Other liabilities” on the Company’s Consolidated Balance Sheets as applicable. The related gains or losses are included in operating activities as changes in other assets and other liabilities in the Company’s Consolidated Statements of Cash Flows. Changes in fair value are recorded based on whether the derivative is designated and qualified for hedge accounting. For cash flow hedges, changes in fair value are recorded in other comprehensive income (loss) and are reclassified to Other Operating Income in the Company’s Consolidated Statements of Income when the hedged transaction is reflected in earnings. For fair value hedges, the change in the fair value of the hedge and the hedged item are included in Other operating income in the Company’s Consolidated Statements of Income. Changes in fair value on derivatives not designated for hedge accounting are included in Other operating income in the Company’s Consolidated Statements of Income. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. For the over-the-counter derivatives cleared with central clearinghouses, the variation margin is treated as settlement of the related derivatives fair values.

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

●	Cash Flow - The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate financial instruments. The Company uses interest rate swap agreements as part of its hedging strategy by exchanging a notional amount, equal to the principal amount of the borrowings or commercial loans, for fixed-rate interest based on benchmarked interest rates. The original terms and conditions of the interest rate swaps vary and range in length.

●	Fair Value - Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates. Fair value hedges include interest rate swap agreements on fixed rate loans and fixed rate callable AFS securities.

Derivatives not designated as accounting hedges:

●	Interest Rate Contracts -The Company enters into interest rate contracts with borrowers to help meet their financing needs. Upon entering into interest rate contracts, the Company enters into offsetting positions with a third party in order to minimize interest rate risk. These interest rate contracts include loan swaps and interest rate cap agreements.

●	Risk Participation Agreements -The Company enters into Risk Participation Agreements where it may either sell or assume credit risk related to a borrower’s performance under certain non-hedging interest rate derivative contracts on participated loans. The Company manages its credit risk under Risk Participation Agreements by monitoring the creditworthiness of the borrowers based on the Company’s normal credit review process.

●	Foreign Exchange Contracts -The Company enters into certain foreign exchange derivative contracts that are not designated as accounting hedges primarily to support the banking needs of certain customers.
●	Interest Rate Lock Commitments -The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). For commitments issued in connection with potential loans intended for sale, the Company enters into positions of forward month MBS to be announced contracts on a mandatory basis or on a one-to-one forward sales contract on a best-efforts basis to control interest rate risk. Both the rate lock commitment and the forward to be announced contract are considered to be derivatives. Certain risks arise from the forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. Additional risks inherent in mandatory delivery programs include the risk that, if the Company does not close the loans subject to rate lock commitments, it will still be obligated to deliver MBS to the counterparty under the forward sales agreement.

Stock Compensation Plan – The Company issues equity awards to employees and directors through either stock awards, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), or preferred stock units (“PSUs”). The Company complies with ASC 718, Compensation – Stock Compensation, which requires the costs resulting from all stock-based payments to employees be recognized in the Company’s consolidated financial statements. For service-based awards with graded vesting schedules, compensation expense is recognized on a straight-line basis over the vesting period for each award.

●	The fair value of certain PSUs are determined and fixed on the grant date based on the Company’s stock price, adjusted for the exclusion of dividend equivalents, and the Monte Carlo simulation valuation was used to determine the grant date fair value of PSUs granted.
●	The fair value of RSAs, RSUs, stock awards, and certain PSUs are based on the trading price of the Company’s stock on the date of the grant.

The Company has elected to recognize forfeitures as they occur as a component of compensation expense as permitted by ASC 718.

Accounting for Costs Associated with Exit or Disposal Activities – A liability for costs associated with exit or disposal activities, other than in a business combination, is recognized when the liability is incurred. The liability is measured at fair value, with adjustments for changes in estimated cash flows recognized in earnings.

Revenue Recognition – The majority of the Company’s noninterest income is accounted for in accordance with ASC 606, Revenue from Contracts with Customers, and primarily comes from short term contracts associated with fees for services provided on deposit accounts and debit cards, other service charges, commissions and fees, and fiduciary and asset management fees from the Consumer and Wholesale Banking segments. Revenue from mortgage banking income, gains or losses on securities, bank-owned life insurance, loan-related interest rate swap fees, and other operating income are not within the scope of the standard. Descriptions of the Company’s most significant revenue-generating activities under ASC 606 are as follows:

Service charges on deposits, interchange fees, and other service charges, commissions and fees: Revenue from service charges on deposit accounts from the Consumer and Wholesale Banking segments consists primarily of overdraft charges and maintenance fees. Revenue from interchange fees from the Consumer Banking segment includes ATM service charges and debit card income generated whenever the Company’s debit cards are processed through card payment networks, such as Visa. Revenue from other service charges, commissions and fees from the Consumer and Wholesale Banking segments consist primarily of fees for merchant services, letters of credit and wire transfers. The Company’s performance obligations on these streams of revenue are generally satisfied immediately, when the transaction occurs, or by month-end. For a majority of fee income on deposit accounts, the Company is a principal controlling the promised good or service before transferring it to the customer.

Fiduciary and asset management fees: Revenue from fiduciary and asset management fees from the Wholesale and Consumer Banking segments consists primarily of fees from the management and administration of trust assets, revenue from registered investment advisory fees, and other wealth management income. Performance obligations are generally satisfied monthly or quarterly, and for revenue related to most wealth management income the Company is an agent responsible for arranging for the provision of goods and services by another party.

Mortgage Banking Income – Mortgage banking income is earned from the Consumer Banking segment when the originated loans are sold to an investor on the secondary market. The loans are classified as LHFS before being sold. The change in fair value of the residential real estate LHFS, loan commitments, and related derivatives is recorded as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

Income Taxes – We account for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred income tax assets are also recorded for any tax attributes, such as net operating loss and tax credit carryforwards. Any changes in tax rates and laws are reflected in the period of the enactment date. A valuation allowance against the deferred tax assets is recorded when evidence supports it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the ability to realize deferred tax assets, the Company considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies in accordance with ASC 740‑10-30, Income Taxes – Initial Measurement. As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the Company’s view with regard to future realization of deferred tax assets.

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

Earnings Per Common Share (“EPS”) – Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance, such as stock options, unvested restricted stock awards, unvested restricted stock units, and the dilutive effect of the Forward Sale Agreements as described in Note 12 “Stockholders’ Equity” in this Form 10-K. Potential common shares that may be issued by the Company are determined using the treasury stock method.

Comprehensive Income – Comprehensive income represents all changes in equity that result from recognized transactions and other economic events of the period. Other comprehensive income (loss) refers to revenues, expenses, gains, and losses under GAAP that are included in comprehensive income but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities and interest rate swaps that are accounted for under hedge accounting.

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

Valuation Process:

Level 2 AFS and HTM securities are valued by a third-party portfolio accounting service vendor whose primary source for security valuation is the Intercontinental Exchange Data Service (“ICE”), which evaluates securities based on market data. ICE uses evaluated pricing models that vary by asset class and includes available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality controls. The vendor utilizes proprietary valuation matrices for valuing all municipal securities. The initial curves for determining the price, movement, and yield relationships within the municipal matrices are derived from industry benchmark curves or sourced from a municipal trading desk. The securities are further broken down according to issuer, credit support, state of issuance, and rating to incorporate additional spreads to the industry benchmark curves. The Company primarily uses the Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from more than 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source.

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

Adoption of New Accounting Standards – In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires enhanced disclosures related to the effective tax reconciliation and the disaggregation of the income tax paid. The amendments are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. ASU 2023-09 did not impact the Company’s recognition or measurement of income tax expense but did result in additional disclosures. For further information, refer to Note 16 “Income Taxes” in this Form 10-K.

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced segment reporting disclosures by requiring additional information regarding significant segment expenses that are regularly reviewed by the Chief Operating Decision Maker when assessing segment performance, and expanding interim period segment disclosures aligning them to the annual disclosure requirements. The amendments are effective for fiscal years beginning after December 14, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective December 31, 2024. ASU 2023-07 did not have an impact on the Company’s financial condition or results of operations but did result in additional disclosures. For further information, refer to Note 18 “Segment Reporting and Revenue” in this Form 10-K.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors and instead requires that an entity evaluate whether a loan modification represents a new loan or a continuation of an existing loan, consistent with the accounting for other loan modifications. The amendment also introduces new disclosure requirements for modifications to loans made to a borrower experiencing financial difficulty in the form of principal forgiveness, interest rate reductions, term extensions, or other-than-insignificant payment delays. The Company refers to these modifications to borrowers experiencing financial difficulty as TLMs. In addition, the amendments require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted the amendments of ASU 2022-02 effective January 1, 2023 on a prospective basis.

In March 2020, the FASB issued ASC 848, Reference Rate Reform. This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform associated with the London Interbank Offered Rate (“LIBOR”) transition. LIBOR and other interbank offered rates are widely used benchmark or reference rates that have been used in the valuation of loans, derivatives, and other financial contracts. ASC 848 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASC 848 is intended to help stakeholders during the global market-wide reference rate transition period. The LIBOR cessation date for U.S. dollar settings was June 30, 2023. The amendments are effective as of March 12, 2020 through December 31, 2024 and can be adopted at an instrument level. The Company has elected the practical expedients provided in ASC 848 related to (1) accounting for contract modifications on its loans and securities tied to LIBOR and (2) asserting probability of the hedged item occurring, regardless of any expected modification in terms related to reference rate reform for the newly executed cash flow hedges. This amendment did not have a significant impact on the Company’s consolidated financial statements.

2. ACQUISITIONS

Sandy Spring Bancorp, Inc. Acquisition

On April 1, 2025, the Company completed its previously announced acquisition of Sandy Spring, the holding company for Sandy Spring Bank, headquartered in Olney, Maryland. Under the terms of the Sandy Spring merger agreement, at the effective time of the Sandy Spring acquisition, each outstanding share of Sandy Spring common stock was converted into the right to receive 0.900 shares of the Company’s common stock, with cash paid in lieu of fractional shares, resulting in 41.0 million additional shares issued, or an aggregate transaction value of approximately $1.3 billion, based on the closing price per share of the Company’s common stock as quoted on the New York Stock Exchange (“NYSE”) on March 31, 2025, which was the last trading day prior to the consummation of the acquisition. With the acquisition of Sandy Spring, the Company acquired more than 50 branches in Virginia, Maryland, and Washington, D.C., enhancing the Company’s presence in Northern Virginia and Maryland.

Preliminary goodwill associated with the Sandy Spring acquisition totaled $519.2 million at December 31, 2025, allocated between the Company’s Wholesale Banking ($404.9 million) and Consumer Banking ($114.3 million) reporting segments, which is not deductible for tax purposes. The goodwill at December 31, 2025 was calculated based on the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, inclusive of subsequent measurement period adjustments described below and is subject to change if the Company obtains additional information and evidence within the one-year measurement period, which ends at the end of the first quarter of 2026. Valuations subject to change during the measurement period include, but are not limited to: LHFI, identified intangible assets, certain deposits, certain other assets and liabilities, and related deferred income taxes. The Company recorded measurement period adjustments in the third and fourth quarters of 2025, primarily related to fair values of certain loans, other assets, and other liabilities, which resulted in a $22.4 million increase in preliminary goodwill associated with the Sandy Spring acquisition compared to April 1, 2025.

The following table provides a preliminary assessment of the consideration transferred and the fair value of the assets acquired and liabilities assumed as of the date of the Sandy Spring acquisition, inclusive of the aforementioned measurement period adjustments (dollars in thousands).

Purchase price consideration		$1,275,969

Fair value of assets acquired:
Cash and cash equivalents	$270,211
Securities AFS	1,266,925
Restricted stock	68,310
LHFS - CRE	1,839,638
LHFS - Non-CRE	29,152
LHFI	8,603,683
Premises and equipment	59,402
CDI and other intangibles	290,650
BOLI	170,482
Lease ROU assets	40,808
Other assets (1)	327,797
Total assets	$12,967,058

Fair value of liabilities assumed:
Deposits	$11,227,922
Short-term borrowings	272,201
Long-term borrowings	560,761
Lease liabilities	40,808
Other liabilities	108,631
Total liabilities	$12,210,323

Fair value of net assets acquired		$756,735
Goodwill		$519,234

(1) Other assets include deferred tax assets, accrued interest receivable, accounts receivable, and other intangibles, as well as other miscellaneous assets acquired from Sandy Spring.

American National Bankshares Inc. Acquisition

On April 1, 2024, the Company completed its merger with American National, the holding company for American National Bank and Trust Company, headquartered in Danville, Virginia. Under the terms of the American National merger agreement, at the effective time of the merger, each outstanding share of American National common stock was converted into 1.35 shares of the Company’s common stock, resulting in 14.3 million additional shares issued, or aggregate consideration of $505.5 million, based on the closing price per share of the Company’s common stock as quoted on NYSE on March 28, 2024, which was the last trading day prior to the consummation of the acquisition. With the acquisition of American National, the Company acquired 26 branches, deepening its presence in Central and Western Virginia, and expanding its franchise into contiguous markets in Southern Virginia and in North Carolina.

As a result of the American National acquisition, the Company recorded goodwill totaling $288.8 million, allocated between the Company’s Wholesale Banking ($210.8 million) and Consumer Banking ($78.0 million) reporting segments, which is not deductible for tax purposes, and includes all final subsequent fair value adjustments, as the one-year measurement period is closed.

The following table provides a summary of the consideration transferred and the fair value of the assets acquired and liabilities assumed as of the date of the American National acquisition (dollars in thousands):

Purchase price consideration		$505,473

Fair value of assets acquired:
Cash and cash equivalents	$55,060
Securities AFS	507,764
LHFS	2,611
LHFI	2,151,517
Premises and equipment	35,802
CDI and other intangibles	84,687
BOLI	30,627
Other assets	78,829
Total assets	$2,946,897

Fair value of liabilities assumed:
Deposits	$2,583,089
Short-term borrowings	98,336
Long-term borrowings	25,890
Other liabilities	22,951
Total liabilities	$2,730,266

Fair value of net assets acquired		$216,631
Goodwill		$288,842

The Company assessed the fair value for significant assets acquired and liabilities assumed based on the following methods:

●	Cash and cash equivalents: The fair value was determined to approximate the carrying amount based on the short-term nature of these assets.
●	Securities AFS: The fair value of the investment portfolio was based on pricing obtained by independent pricing services and quoted market prices.
●	Restricted stock: The carrying value approximates the fair value.
●	LHFS: Fair values for the Sandy Spring LHFS – CRE and LHFS – non-CRE portfolios were estimated using a discounted cash flow analysis that considered factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates. The American National LHFS portfolio was recorded at fair value based on quotes or bids from third parties.
●	LHFI: Fair values for LHFI were estimated using a discounted cash flow analysis that considered factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates. The discount rates were developed considering market participants’ view of loan types, liquidity risk, the maturity of the loans, service costs and a required return of capital. Expected cash flows were derived using inputs that considered estimated credit losses and prepayments.
●	Premises and equipment: The fair value of bank premises and equipment held for use was valued by obtaining recent market data for similar property types with adjustments for characteristics of individual properties.
●	CDI and other intangibles: CDI represents the future economic benefit of acquired customer deposits. The fair value of the CDI asset was estimated based on a discounted cash flow methodology that incorporated expected customer attrition rates, cost of deposit base, net maintenance cost associated with customer deposits, and the cost for alternative funding sources. The discount rates used were based on market rates. Other intangibles include customer relationship intangible assets and non-compete intangible assets. Customer relationship intangible assets represent the value associated with customer relationships related to the wealth management business that was acquired. Non-compete intangible assets represent the value associated with non-compete agreements for former employees in place at the date of the acquisition.
●	BOLI: The fair value of BOLI is carried at its current cash surrender value, which is the most reasonable estimate of fair value.
●	Lease ROU assets and lease liabilities: The fair value of the lease ROU assets was measured at an amount equal to the lease liability and evaluated for favorable or unfavorable lease terms when compared with market terms on a lease-by-lease basis.
●	Deposits: The fair value of interest-bearing and non-interest-bearing deposits is the amount payable on demand at the acquisition date. The fair value of time deposits was estimated using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
●	Short-Term Borrowings: Acquired short term borrowings consisted of FHLB overnight borrowings and borrowings under repurchase agreements. The carrying amount on short-term borrowings was determined to approximate fair value.
●	Long-Term Borrowings: The fair values of long-term borrowings, including trust preferred securities and subordinated debt, were estimated using a discounted cash flow approach analysis, factoring in market terms and the structural terms of the borrowings.

Unaudited Pro forma Impact of the Acquisitions

The following table presents for illustrative purposes only certain unaudited pro forma information as if the Company had acquired Sandy Spring on January 1, 2024 and American National on January 1, 2023. These results combine the historical results of Sandy Spring and American National in the Company's Consolidated Statements of Income and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity. These results are not indicative of what would have occurred had the Sandy Spring and American National acquisitions taken place on January 1, 2024 and January 1, 2023, respectively. No adjustments have been made to the pro forma results regarding possible revenue enhancements, provision for credit losses, or expense efficiencies. Pro forma adjustments below include the net impact of Sandy Spring’s and American National’s accretion and the elimination of merger-related costs, as disclosed below. The Company expects to achieve further operating cost savings and other business synergies, as a result of the Sandy Spring and American National acquisitions, which are not reflected in the pro forma amounts below (dollars in thousands):

	For the years ended
	December 31,
	2025 (2)	2024 (3)	2023 (4)
	(unaudited)	(unaudited)	(unaudited)
Total revenues (1)	$1,521,337	$1,420,799	$846,174
Net income available to common shareholders (5)	$405,525	$347,515	$238,662

(1) Includes net interest income and noninterest income.

(2) Includes the net impact of Sandy Spring’s accretion adjustments of $21.0 million for the year ended December 31, 2025.

(3) Includes the net impact of Sandy Spring’s and American National’s accretion adjustments of $85.8 million and $5.0 million, respectively, for the year ended December 31, 2024.

(4) Includes the net impact of American National’s accretion adjustments of $19.7 million for the year ended December 31, 2023.

(5) For the years ended December 31, 2025, 2024, and 2023, excludes merger-related costs as noted below.

Merger-related costs, net of tax, were $124.6 million, $33.5 million, and $2.9 million for the years ended December 31, 2025, 2024, and 2023, respectively, and have been expensed as incurred and are recorded as “Merger-related costs” on the Company’s Consolidated Statements of Income. For the year ended December 31, 2025, merger-related costs solely related to the Sandy Spring acquisition, while merger-related costs for the year ended December 31, 2024, related to both the American National and Sandy Spring acquisitions. For the year ended December 31, 2023, merger-related costs related solely to the American National acquisition. Merger-related costs include costs associated with employee severance, other employee related costs, professional fees, information technology related costs, including system conversion, and lease and contract termination expense.

The Company’s operating results for the years ended December 31, 2025 and 2024 include the operating results of the acquired assets and assumed liabilities of Sandy Spring subsequent to the acquisition on April 1, 2025 and American National subsequent to the acquisition on April 1, 2024, respectively. Revenues and earnings since the acquisition date of the former operations of Sandy Spring and American National have not been disclosed due to the merging of certain processes and the conversion of Sandy Spring’s and American National’s systems that occurred in the fourth quarter of 2025 and the second quarter of 2024, respectively. As a result, separate financial information is not readily available.

3. SECURITIES AND OTHER INVESTMENTS

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of December 31, are as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
2025
U.S. government and agency securities	$103,335	$681	$(14)	$104,002
Obligations of states and political subdivisions	589,194	178	(101,487)	487,885
Corporate and other bonds (1)	221,432	709	(4,207)	217,934
Commercial MBS
Agency	354,405	1,276	(39,806)	315,875
Non-agency	115,009	187	(1,905)	113,291
Total commercial MBS	469,414	1,463	(41,711)	429,166
Residential MBS
Agency	2,942,900	15,838	(165,524)	2,793,214
Non-agency	161,767	935	(2,558)	160,144
Total residential MBS	3,104,667	16,773	(168,082)	2,953,358
Other securities	1,956	—	—	1,956
Total AFS securities	$4,489,998	$19,804	$(315,501)	$4,194,301

(1) Other bonds include asset-backed securities.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of December 31, are as follows (dollars in thousands):

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

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value (2)	Losses	Value	Losses
December 31, 2025
U.S. government and agency securities	$6,689	$(6)	$737	$(8)	$7,426	$(14)
Obligations of states and political subdivisions	25	—	473,201	(101,487)	473,226	(101,487)
Corporate and other bonds (1)	37,988	(75)	98,125	(4,132)	136,113	(4,207)
Commercial MBS
Agency	44,536	(166)	161,001	(39,640)	205,537	(39,806)
Non-agency	39,171	(177)	22,429	(1,728)	61,600	(1,905)
Total commercial MBS	83,707	(343)	183,430	(41,368)	267,137	(41,711)
Residential MBS
Agency	359,095	(1,564)	886,626	(163,960)	1,245,721	(165,524)
Non-agency	48,559	(247)	24,868	(2,311)	73,427	(2,558)
Total residential MBS	407,654	(1,811)	911,494	(166,271)	1,319,148	(168,082)
Total AFS securities	$536,063	$(2,235)	$1,666,987	$(313,266)	$2,203,050	$(315,501)

December 31, 2024
U.S. government and agency securities	$1,935	$(2)	$1,286	$(25)	$3,221	$(27)
Obligations of states and political subdivisions	6,560	(322)	444,056	(129,381)	450,616	(129,703)
Corporate and other bonds (1)	8,620	(27)	145,655	(9,292)	154,275	(9,319)
Commercial MBS
Agency	31,291	(359)	160,880	(44,319)	192,171	(44,678)
Non-agency	24,864	(1,188)	21,110	(922)	45,974	(2,110)
Total commercial MBS	56,155	(1,547)	181,990	(45,241)	238,145	(46,788)
Residential MBS
Agency	104,477	(546)	895,714	(216,208)	1,000,191	(216,754)
Non-agency	6,067	(98)	27,851	(3,286)	33,918	(3,384)
Total residential MBS	110,544	(644)	923,565	(219,494)	1,034,109	(220,138)
Total AFS securities	$183,814	$(2,542)	$1,696,552	$(403,433)	$1,880,366	$(405,975)

(1) Other bonds include asset-backed securities.

(2) Comprised of 703 and 726 individual securities as of December 31, 2025 and December 31, 2024, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at December 31, 2025 and 2024 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s MBS are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating. The Company’s AFS investment portfolio is generally highly-rated or agency backed. At December 31, 2025 and 2024, all AFS securities were current with no securities past due or on non-accrual, and no ACL was held against the Company’s AFS securities portfolio.

The following table presents the amortized cost and estimated fair value of AFS securities as of December 31, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2025		2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$63,692	$63,993	$35,954	$35,808
Due after one year through five years	298,683	299,727	215,517	215,513
Due after five years through ten years	492,242	475,707	286,487	271,443
Due after ten years	3,635,381	3,354,874	2,306,805	1,919,402
Total AFS securities	$4,489,998	$4,194,301	$2,844,763	$2,442,166

Refer to Note 10 "Commitments and Contingencies" in this Form 10-K for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of December 31, 2025 and 2024.

Accrued interest receivable on AFS securities totaled $15.0 million and $10.1 million at December 31, 2025 and 2024 respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the years ended December 31, 2025, 2024, and 2023, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

Held to Maturity

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
2025
Obligations of states and political subdivisions	$793,162	$4,139	$(20,951)	$776,350
Corporate and other bonds (1)	2,255	—	(26)	2,229
Commercial MBS
Agency	29,074	—	(5,619)	23,455
Non-agency	11,703	103	(504)	11,302
Total commercial MBS	40,777	103	(6,123)	34,757
Residential MBS
Agency	35,793	—	(4,397)	31,396
Non-agency	12,229	—	(149)	12,080
Total residential MBS	48,022	—	(4,546)	43,476
Total HTM securities	$884,216	$4,242	$(31,646)	$856,812

(1) Other bonds include asset-backed securities.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
2024
Obligations of states and political subdivisions	$697,683	$715	$(31,763)	$666,635
Corporate and other bonds (1)	3,322	—	(82)	3,240
Commercial MBS
Agency	26,787	—	(6,185)	20,602
Non-agency	17,922	28	(659)	17,291
Total commercial MBS	44,709	28	(6,844)	37,893
Residential MBS
Agency	37,808	—	(6,288)	31,520
Non-agency	20,329	—	(282)	20,047
Total residential MBS	58,137	—	(6,570)	51,567
Total HTM securities	$803,851	$743	$(45,259)	$759,335

(1) Other bonds include asset-backed securities.

The following table presents the amortized cost of HTM securities as of December 31, by security type and credit rating (dollars in thousands):

	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	subdivisions	bonds	securities	securities
2025
Credit Rating:
AAA/AA/A	$782,453	$—	$1,702	$784,155
BBB/BB/B	1,122	—	—	1,122
Not Rated – Agency (1)	—	—	64,867	64,867
Not Rated – Non-Agency (2)	9,587	2,255	22,230	34,072
Total	$793,162	$2,255	$88,799	$884,216
2024
Credit Rating:
AAA/AA/A	$686,923	$—	$5,748	$692,671
BBB/BB/B	1,144	—	—	1,144
Not Rated – Agency (1)	—	—	64,595	64,595
Not Rated – Non-Agency (2)	9,616	3,322	32,503	45,441
Total	$697,683	$3,322	$102,846	$803,851

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

	2025		2024
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$507	$503	$3,369	$3,358
Due after one year through five years	18,813	19,150	18,293	18,547
Due after five years through ten years	222,284	216,095	115,243	109,358
Due after ten years	642,612	621,064	666,946	628,072
Total HTM securities	$884,216	$856,812	$803,851	$759,335

Refer to Note 10 “Commitments and Contingencies” in this Form 10-K for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of December 31, 2025 and 2024.

Accrued interest receivable on HTM securities totaled $9.9 million and $8.4 million at December 31, 2025 and 2024, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the years ended December 31, 2025, 2024, and 2023, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company’s HTM investment portfolio primarily consists of highly rated municipal securities and agency mortgage-backed securities. At December 31, 2025 and 2024, the Company’s HTM securities were all current, with no securities past due or on non-accrual. The Company’s HTM securities ACL was immaterial at December 31, 2025 and 2024.

Restricted Stock, at cost

The FHLB required the Bank to maintain stock in an amount equal to 4.75% of outstanding borrowings and a specific percentage of the member’s total assets at December 31, 2025 and 2024. The FRB requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. At December 31, 2025 and 2024, restricted stock consists of FRB stock in the amount of $141.2 million and $82.9 million, respectively, and FHLB stock in the amount of $49.0 million and $20.1 million, respectively.

Tax Equity Investments

For the years ended December 31, 2025, 2024, and 2023, the Company recognized amortization of $10.8 million, $8.8 million, and $4.8 million, respectively, and tax credits and tax savings of $14.2 million, $10.3 million, and $5.7 million, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these tax equity investments was $136.5 million and $88.7 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company’s recorded liability totaled $91.5 million and $55.6 million, respectively, for the related unfunded commitments, which is expected to be paid throughout the years 2026 through 2043.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the years ended December 31, (dollars in thousands):

	2025	2024	2023
Realized gains (losses): (1)
Gross realized gains	$36	$33	$1,355
Gross realized losses	(117)	(6,526)	(42,344)
Net realized losses	$(81)	$(6,493)	$(40,989)
Proceeds from sales of securities	$630,097	$642,985	$899,872

(1) Includes gains (losses) on sales and calls of securities

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Commercial Real Estate Loan Sale

On June 26, 2025, the Company completed the sale of performing CRE loans acquired in the Sandy Spring acquisition with an unpaid principal balance of $2.0 billion, which the Company had classified as HFS as of the April 1, 2025 acquisition date and marked to fair value at $1.8 billion. The CRE loan sale transaction generated a $10.9 million pre-tax gain, net of expenses, for the year ended December 31, 2025. Under the terms of the loan purchase agreement, the Company sold the loans without recourse with servicing retained. Servicing rights held by the Company are initially measured at fair value and recorded as an asset or liability and subsequently measured using the amortization method. At the time of the sale, the Company did not recognize any servicing asset or liability, as the contractual servicing fees were equal to market-based adequate compensation for similar servicing.

Loans Held for Investments

The Company’s LHFI, net, are stated at their amortized cost, net of the ALLL and include deferred fees and costs, as well as purchase accounting discounts and premiums. The LHFI consisted of the following for the years ended December 31, (dollars in thousands):

	2025	2024
Construction and Land Development	$1,666,381	$1,731,108
CRE – Owner Occupied	4,305,796	2,370,119
CRE – Non-Owner Occupied	7,178,515	4,935,590
Multifamily Real Estate	2,418,250	1,240,209
Commercial & Industrial	5,229,728	3,864,695
Residential 1-4 Family – Commercial	1,100,157	719,425
Residential 1-4 Family – Consumer	2,825,259	1,293,817
Residential 1-4 Family – Revolving	1,248,284	756,944
Auto	183,720	316,368
Consumer	121,488	104,882
Other Commercial	1,518,589	1,137,464
Total LHFI, net of unearned income (1)	27,796,167	18,470,621
Allowance for loan and lease losses	(295,108)	(178,644)
Total LHFI, net	$27,501,059	$18,291,977

(1) Total loans included unamortized premiums and discounts, and unamortized deferred fees and costs totaling $803.2 million and $220.6 million as of December 31, 2025 and 2024, respectively.

Accrued interest receivable on LHFI totaled $106.5 million and $73.7 million at December 31, 2025 and 2024, respectively. Accrued interest receivable write-offs were not material to the Company’s consolidated financial statements for the years ended December 31, 2025, 2024, and 2023.

The following table shows the aging of the Company’s LHFI portfolio, by class, as of December 31, 2025 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,659,048	$1,455	$94	$1,481	$4,303	$1,666,381
CRE – Owner Occupied	4,284,562	7,241	3,171	4,788	6,034	4,305,796
CRE – Non-Owner Occupied	7,154,178	9,482	1,455	2,099	11,301	7,178,515
Multifamily Real Estate	2,366,442	52	247	6,140	45,369	2,418,250
Commercial & Industrial	5,197,839	8,935	3,552	9,114	10,288	5,229,728
Residential 1-4 Family – Commercial	1,087,181	2,634	1,306	2,379	6,657	1,100,157
Residential 1-4 Family – Consumer	2,772,790	17,911	5,628	5,633	23,297	2,825,259
Residential 1-4 Family – Revolving	1,233,032	3,994	2,157	3,458	5,643	1,248,284
Auto	178,615	3,332	797	404	572	183,720
Consumer	120,806	444	171	55	12	121,488
Other Commercial	1,513,629	3,242	143	—	1,575	1,518,589
Total LHFI, net of unearned income	$27,568,122	$58,722	$18,721	$35,551	$115,051	$27,796,167
% of total loans	99.18%	0.21%	0.07%	0.13%	0.41%	100.00%

The following table shows the aging of the Company’s LHFI portfolio, by class, as of December 31, 2024 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,729,637	$38	$—	$120	$1,313	$1,731,108
CRE – Owner Occupied	2,362,458	2,080	1,074	1,592	2,915	2,370,119
CRE – Non-Owner Occupied	4,926,168	1,381	—	6,874	1,167	4,935,590
Multifamily Real Estate	1,238,711	1,366	—	—	132	1,240,209
Commercial & Industrial	3,820,564	9,405	69	955	33,702	3,864,695
Residential 1-4 Family – Commercial	715,604	697	665	949	1,510	719,425
Residential 1-4 Family – Consumer	1,266,467	5,928	7,390	1,307	12,725	1,293,817
Residential 1-4 Family – Revolving	747,474	1,824	2,110	1,710	3,826	756,944
Auto	311,354	3,615	456	284	659	316,368
Consumer	103,528	804	486	44	20	104,882
Other Commercial	1,132,960	2,167	2,029	308	—	1,137,464
Total LHFI, net of unearned income	$18,354,925	$29,305	$14,279	$14,143	$57,969	$18,470,621
% of total loans	99.37%	0.16%	0.08%	0.08%	0.31%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status with no related ALLL, as of December 31, (dollars in thousands):

	2025	2024
Construction and Land Development	$2,700	$—
Commercial Real Estate - Owner Occupied	1,430	—
Commercial Real Estate - Non-Owner Occupied	10,097	—
Multifamily Real Estate	45,369	—
Commercial & Industrial	2,751	2,510
Residential 1-4 Family - Commercial	4,597	—
Residential 1-4 Family - Consumer	1,122	—
Total LHFI, net of unearned income	$68,066	$2,510

The increase in the amortized cost basis of loans on nonaccrual status with no related allowance for ALLL was primarily due to PCD loans acquired from Sandy Spring, which were nonperforming at the time of acquisition. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2025, 2024, and 2023.

TLMs

The following tables present the amortized cost basis of TLMs for the years ended December 31, (dollars in thousands):

	2025
	Amortized Cost	% of Total Class of Financing Receivable
Other-Than-Insignificant Payment Delay
Commercial and Industrial	$1,536	0.03%
CRE – Non-Owner Occupied	3,797	0.05%
Multifamily Real Estate	729	0.03%
Total Other-Than-Insignificant Payment Delay	$6,062

Term Extension
Commercial and Industrial	$107	NM %
CRE – Owner Occupied	14,431	0.34%
Multifamily Real Estate	15,461	0.64%
Residential 1-4 Family – Commercial	4,576	0.42%
Residential 1-4 Family – Consumer	1,481	0.05%
Total Term Extension	$36,056

Combination - Other-Than-Insignificant Payment Delay and Term Extension
Commercial and Industrial	$444	0.01%
Total Combination - Other-Than-Insignificant Payment Delay and Term Extension	$444

Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family - Consumer	$2,862	0.10%
Total Combination - Term Extension and Interest Rate Reduction	$2,862

Total	$45,424

NM = Not Meaningful

	2024
	Amortized Cost	% of Total Class of Financing Receivable
Term Extension
Construction and Land Development	$49	NM %
Commercial and Industrial	1,434	0.04%
CRE – Non-Owner Occupied	11,383	0.23%
CRE – Owner Occupied	842	0.04%
Residential 1-4 Family – Consumer	509	0.04%
Total Term Extension	$14,217

Combination - Other-Than-Insignificant Payment Delay and Term Extension
CRE – Non-Owner Occupied	$16,937	0.34%
Other Commercial	3,273	0.29%
Total Combination - Other-Than-Insignificant Payment Delay and Term Extension	$20,210

Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$724	0.06%
Residential 1-4 Family – Revolving	26	NM %
Total Combination - Term Extension and Interest Rate Reduction	$750

Total	$35,177

NM = Not Meaningful

	2023
	Amortized Cost	% of Total Class of Financing Receivable
Principal Forgiveness
CRE – Non-Owner Occupied	$4,835	0.12%
Total Principal Forgiveness	$4,835

Term Extension
Construction and Land Development	$18,999	1.71%
Commercial and Industrial	3,542	0.10%
CRE – Owner Occupied	766	0.04%
Residential 1-4 Family – Consumer	1,137	0.11%
Total Term Extension	$24,444

Combination - Other-Than-Insignificant Payment Delay and Term Extension
CRE – Non-Owner Occupied	$20,766	0.50%
Total Combination - Other-Than-Insignificant Payment Delay and Term Extension	$20,766

Combination - Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$1,177	0.11%
Residential 1-4 Family – Revolving	15	NM %
Total Combination - Term Extension and Interest Rate Reduction	$1,192

Total	$51,237

NM = Not Meaningful

The following tables describe the financial effects of TLMs on a weighted average basis for TLMs within that loan type for the years ended December 31,:

2025

Term Extension
Loan Type	Financial Effect
CRE – Owner Occupied	Added a weighted-average 1.8 years to the life of loans.
Multifamily Real Estate	Added a weighted-average 0.5 years to the life of loans.
Residential 1-4 Family - Commercial	Added a weighted-average 0.8 years to the life of loans.

Combination - Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family - Consumer	Added a weighted-average 1.6 years to the life of loans and reduced the weighted average contractual interest rate from 5.0% to 2.1%.

2024

Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 0.8 years to the life of loans.
CRE – Owner Occupied	Added a weighted-average 3.0 years to the life of loans.
CRE – Non-Owner Occupied	Added a weighted-average 2.3 years to the life of loans.

Combination - Other-Than-Insignificant Payment Delay and Term Extension
Loan Type	Financial Effect
CRE – Non-Owner Occupied	Added a weighted-average 1.6 years to the life of loans.
Other Commercial	Added a weighted-average 1.5 years to the life of loans.

2023

Principal Forgiveness
Loan Type	Financial Effect
CRE – Non-Owner Occupied	Reduced the amortized cost basis of loans by $3.5 million.

Term Extension
Loan Type	Financial Effect
Construction and Land Development	Added a weighted-average 1.3 years to the life of loans.
Commercial and Industrial	Added a weighted-average 0.2 years to the life of loans.
CRE – Owner Occupied	Added a weighted-average 0.5 years to the life of loans.
Residential 1-4 Family – Consumer	Added a weighted-average 10.8 years to the life of loans.

Combination - Other-Than-Insignificant Payment Delay and Term Extension
Loan Type	Financial Effect
CRE – Non-Owner Occupied	Added a weighted-average 1.0 years to the life of loans.

Combination - Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family – Consumer	Added a weighted-average 20.3 years to the life of loans and reduced the weighted average contractual interest rate from 8.2% to 7.5%.
Residential 1-4 Family – Revolving	Added a weighted-average 19.1 years to the life of loans and reduced the weighted average contractual interest rate from 10.5% to 7.3%.

The Company considers a default of a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. During the years ended December 31, 2025, 2024, and 2023, the Company did not have any material loans that went into default that had been modified and designated as TLMs in the twelve-month period prior to the time of default.

The Company monitors the performance of TLMs to determine the effectiveness of the modifications. During the years ended December 31, 2025, 2024, and 2023, the Company did not have any material loans that have been modified and designated as TLMs that were past due.

As of December 31, 2025 and 2024, there were no material unfunded commitments on loans modified and designated as TLMs.

Allowance for Loan and Lease Losses

The following tables show the ALLL activity by loan segment for the years ended December 31, (dollars in thousands):

	2025			2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$148,887	$29,757	$178,644	$105,896	$26,286	$132,182
Initial allowance - PCD loans (1) (2)	21,255	7,010	28,265	2,609	1,287	3,896
Loans charged-off (2)	(45,999)	(3,865)	(49,864)	(11,889)	(4,067)	(15,956)
Recoveries credited to allowance	5,581	1,830	7,411	5,283	1,911	7,194
Initial provision - non-PCD loans (1)	64,740	24,798	89,538	11,213	2,016	13,229
Provision charged to operations	38,349	2,765	41,114	35,775	2,324	38,099
Balance at end of period	$232,813	$62,295	$295,108	$148,887	$29,757	$178,644

(1) For the years ended December 31, 2025 and 2024, the initial allowance on PCD loans and the initial provision on non-PCD loans related to the acquisitions of Sandy Spring and American National, respectively.

(2) In accordance with GAAP, amounts for the year ended December 31, 2025 exclude $61.8 million of net charge-offs related to certain PCD loans that met the Company’s charge-off policy at the time of the acquisition, including measurement period adjustments recorded in the third and fourth quarters of 2025 associated with the Sandy Spring acquisition, based on subsequent additional information and evidence obtained by the Company relating to events or circumstances that were existing at the acquisition date.

The following table presents additional information related to the acquired Sandy Spring loan portfolio at the acquisition date, including the initial ACL at acquisition on the PCD loans (dollars in thousands):

PCD Loans	April 1, 2025
Book value of acquired loans at acquisition (1)	$1,716,523
Initial ACL at acquisition (2)	(28,265)
Non-credit discount at acquisition	(162,140)
Purchase Price	$1,526,118

Non-PCD Loans:
Fair Value	$7,077,565
Gross contractual amounts receivable	7,676,836
Estimate of contractual cash flows not expected to be collected	130,113

(1) The Company recorded measurement period adjustments totaling $27.3 million during the third and fourth quarters of 2025 associated with the Sandy Spring acquisition, based on additional information and evidence obtained by the Company relating to events or circumstances existing at the acquisition date, reducing the book value of loans acquired at acquisition.

(2) In accordance with GAAP, the amounts exclude $61.8 million of net charge-offs related to certain PCD loans that met the Company’s charge-off policy at the time of the acquisition.

The following table presents additional information related to the acquired American National loan portfolio at the acquisition date, including the initial ACL at acquisition on the PCD loans (dollars in thousands):

PCD Loans	April 1, 2024
Book value of acquired loans at acquisition	$89,418
Initial ACL at acquisition	(3,896)
Non-credit discount at acquisition	(10,466)
Purchase Price	$75,056

Non-PCD Loans:
Fair Value	$2,073,037
Gross contractual amounts receivable	2,503,707
Estimate of contractual cash flows not expected to be collected	10,887

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

The table below details the amortized cost and gross write-offs of the classes of loans within the Commercial segment by risk level and year of origination as of December 31, (dollars in thousands):

	2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Construction and Land Development
Pass	$557,083	$381,768	$233,793	$84,396	$39,055	$58,001	$242,753	$1,596,849
Watch	10,712	136	51	671	989	3,260	7,759	23,578
Special Mention	542	2,092	2,980	463	793	4,845	26,145	37,860
Substandard	319	547	74	135	2,519	4,500	—	8,094
Total Construction and Land Development	$568,656	$384,543	$236,898	$85,665	$43,356	$70,606	$276,657	$1,666,381
Current period gross write-off	$—	$—	$—	$—	$(40)	$(3)	$—	$(43)

CRE – Owner Occupied
Pass	$442,571	$305,006	$298,355	$497,750	$500,885	$1,823,826	$53,556	$3,921,949
Watch	4,532	14,892	31,258	17,474	12,006	77,890	2,121	160,173
Special Mention	6,962	7,435	6,210	10,907	6,604	77,134	1,275	116,527
Substandard	—	6,644	16,427	7,014	27,267	49,520	140	107,012
Doubtful	—	—	—	—	—	135	—	135
Total CRE – Owner Occupied	$454,065	$333,977	$352,250	$533,145	$546,762	$2,028,505	$57,092	$4,305,796
Current period gross write-off	$—	$—	$—	$—	$—	$(147)	$—	$(147)

CRE – Non-Owner Occupied
Pass	$905,007	$486,703	$811,972	$1,060,691	$741,739	$2,628,053	$78,676	$6,712,841
Watch	—	556	39,149	17,010	23,926	59,738	196	140,575
Special Mention	505	1,434	2,600	23,267	76,411	68,195	—	172,412
Substandard	—	—	6,264	38,108	1,138	107,153	24	152,687
Total CRE – Non-Owner Occupied	$905,512	$488,693	$859,985	$1,139,076	$843,214	$2,863,139	$78,896	$7,178,515
Current period gross write-off	$—	$—	$—	$—	$—	$(491)	$—	$(491)

Commercial & Industrial
Pass	$1,125,728	$730,095	$446,849	$487,440	$251,752	$351,402	$1,344,042	$4,737,308
Watch	16,322	35,316	13,751	39,156	8,963	21,615	121,435	256,558
Special Mention	6,978	16,326	5,861	8,117	4,029	5,914	60,923	108,148
Substandard	2,785	12,444	33,386	21,588	10,563	5,663	41,285	127,714
Total Commercial & Industrial	$1,151,813	$794,181	$499,847	$556,301	$275,307	$384,594	$1,567,685	$5,229,728
Current period gross write-off	$—	$(1,605)	$(69)	$(2,483)	$(10)	$(197)	$(34,451)	$(38,815)

Multifamily Real Estate
Pass	$192,761	$123,570	$289,889	$441,536	$247,973	$592,615	$49,203	$1,937,547
Watch	—	—	14,029	25,464	98,973	3,850	1,317	143,633
Special Mention	—	671	21,572	62,470	—	18,533	—	103,246
Substandard	2,372	729	—	71,278	37,422	74,668	47,355	233,824
Total Multifamily Real Estate	$195,133	$124,970	$325,490	$600,748	$384,368	$689,666	$97,875	$2,418,250
Current period gross write-off	$—	$—	$—	$—	$—	$(47)	$—	$(47)

Residential 1-4 Family – Commercial
Pass	$93,538	$70,435	$82,732	$198,071	$172,024	$408,213	$4,255	$1,029,268
Watch	2,975	2,533	1,558	6,193	3,887	11,349	2,431	30,926
Special Mention	2,404	1,277	—	1,209	860	17,009	—	22,759
Substandard	—	248	—	206	4,843	11,654	253	17,204
Total Residential 1-4 Family – Commercial	$98,917	$74,493	$84,290	$205,679	$181,614	$448,225	$6,939	$1,100,157
Current period gross write-off	$—	$—	$—	$—	$—	$(185)	$—	$(185)

Other Commercial
Pass	$270,356	$246,933	$172,163	$157,255	$168,474	$179,392	$276,970	$1,471,543
Watch	—	—	113	20,631	746	5,873	—	27,363
Special Mention	—	—	75	—	184	6,944	2,688	9,891
Substandard	556	—	4,519	3,040	1,552	35	90	9,792
Total Other Commercial	$270,912	$246,933	$176,870	$180,926	$170,956	$192,244	$279,748	$1,518,589
Current period gross write-off	$—	$—	$(140)	$(2,617)	$—	$(3,514)	$—	$(6,271)

Total Commercial
Pass	$3,587,044	$2,344,510	$2,335,753	$2,927,139	$2,121,902	$6,041,502	$2,049,455	$21,407,305
Watch	34,541	53,433	99,909	126,599	149,490	183,575	135,259	782,806
Special Mention	17,391	29,235	39,298	106,433	88,881	198,574	91,031	570,843
Substandard	6,032	20,612	60,670	141,369	85,304	253,193	89,147	656,327
Doubtful	—	—	—	—	—	135	—	135
Total Commercial	$3,645,008	$2,447,790	$2,535,630	$3,301,540	$2,445,577	$6,676,979	$2,364,892	$23,417,416
Total current period gross write-off	$—	$(1,605)	$(209)	$(5,100)	$(50)	$(4,584)	$(34,451)	$(45,999)

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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost and gross write-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of December 31, (dollars in thousands):

	2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$334,528	$195,624	$203,804	$688,989	$596,987	$736,230	$16,628	$2,772,790
30-59 Days Past Due	393	77	2,773	2,865	1,600	10,029	174	17,911
60-89 Days Past Due	525	700	124	2,186	336	1,757	—	5,628
90+ Days Past Due	—	452	309	376	937	3,503	56	5,633
Nonaccrual	—	180	1,146	5,233	3,501	12,690	547	23,297
Total Residential 1-4 Family – Consumer	$335,446	$197,033	$208,156	$699,649	$603,361	$764,209	$17,405	$2,825,259
Current period gross write-off	$—	$—	$—	$(122)	$—	$(53)	$—	$(175)

Residential 1-4 Family – Revolving
Current	$19,309	$12,011	$23,625	$37,365	$8,604	$4,873	$1,127,245	$1,233,032
30-59 Days Past Due	—	21	110	104	—	43	3,716	3,994
60-89 Days Past Due	—	11	47	123	—	—	1,976	2,157
90+ Days Past Due	—	—	273	—	—	18	3,167	3,458
Nonaccrual	59	—	129	91	—	37	5,327	5,643
Total Residential 1-4 Family – Revolving	$19,368	$12,043	$24,184	$37,683	$8,604	$4,971	$1,141,431	$1,248,284
Current period gross write-off	$—	$—	$—	$—	$—	$—	$(375)	$(375)

Auto
Current	$1,987	$1,770	$36,214	$88,117	$36,540	$13,987	$—	$178,615
30-59 Days Past Due	52	—	635	1,624	737	284	—	3,332
60-89 Days Past Due	—	—	113	431	166	87	—	797
90+ Days Past Due	—	—	57	221	74	52	—	404
Nonaccrual	—	—	122	257	147	46	—	572
Total Auto	$2,039	$1,770	$37,141	$90,650	$37,664	$14,456	$—	$183,720
Current period gross write-off	$(146)	$—	$(284)	$(886)	$(246)	$(181)	$—	$(1,743)

Consumer
Current	$14,244	$8,307	$4,691	$5,986	$4,856	$25,883	$56,839	$120,806
30-59 Days Past Due	14	28	11	30	2	309	50	444
60-89 Days Past Due	30	25	19	21	1	69	6	171
90+ Days Past Due	4	16	1	16	—	8	10	55
Nonaccrual	—	2	—	8	2	—	—	12
Total Consumer	$14,292	$8,378	$4,722	$6,061	$4,861	$26,269	$56,905	$121,488
Current period gross write-off	$(10)	$(248)	$(262)	$(50)	$(37)	$(786)	$(179)	$(1,572)

Total Consumer
Current	$370,068	$217,712	$268,334	$820,457	$646,987	$780,973	$1,200,712	$4,305,243
30-59 Days Past Due	459	126	3,529	4,623	2,339	10,665	3,940	25,681
60-89 Days Past Due	555	736	303	2,761	503	1,913	1,982	8,753
90+ Days Past Due	4	468	640	613	1,011	3,581	3,233	9,550
Nonaccrual	59	182	1,397	5,589	3,650	12,773	5,874	29,524
Total Consumer	$371,145	$219,224	$274,203	$834,043	$654,490	$809,905	$1,215,741	$4,378,751
Total current period gross write-off	$(156)	$(248)	$(546)	$(1,058)	$(283)	$(1,020)	$(554)	$(3,865)

The following table details the amortized cost and gross write-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of December 31, (dollars in thousands):

	2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$137,808	$171,237	$287,376	$277,653	$151,177	$241,203	$13	$1,266,467
30-59 Days Past Due	233	405	14	470	954	3,852	—	5,928
60-89 Days Past Due	—	28	216	5,546	—	1,600	—	7,390
90+ Days Past Due	—	150	94	—	—	1,063	—	1,307
Nonaccrual	—	505	2,953	1,109	207	7,951	—	12,725
Total Residential 1-4 Family – Consumer	$138,041	$172,325	$290,653	$284,778	$152,338	$255,669	$13	$1,293,817
Current period gross write-off	$—	$(76)	$(3)	$—	$—	$(142)	$—	$(221)

Residential 1-4 Family – Revolving
Current	$17,522	$33,934	$45,558	$10,407	$3,578	$1,731	$634,744	$747,474
30-59 Days Past Due	—	11	81	—	30	—	1,702	1,824
60-89 Days Past Due	—	—	—	—	—	—	2,110	2,110
90+ Days Past Due	—	178	130	—	—	—	1,402	1,710
Nonaccrual	—	139	112	—	45	—	3,530	3,826
Total Residential 1-4 Family – Revolving	$17,522	$34,262	$45,881	$10,407	$3,653	$1,731	$643,488	$756,944
Current period gross write-off	$—	$—	$—	$(28)	$—	$—	$(189)	$(217)

Auto
Current	$2,251	$55,170	$145,517	$68,282	$28,923	$11,211	$—	$311,354
30-59 Days Past Due	—	507	1,571	1,053	218	266	—	3,615
60-89 Days Past Due	—	97	233	87	—	39	—	456
90+ Days Past Due	—	10	149	74	31	20	—	284
Nonaccrual	—	94	305	113	118	29	—	659
Total Auto	$2,251	$55,878	$147,775	$69,609	$29,290	$11,565	$—	$316,368
Current period gross write-off	$—	$(243)	$(835)	$(335)	$(82)	$(75)	$—	$(1,570)

Consumer
Current	$13,664	$7,932	$12,490	$6,998	$5,903	$27,967	$28,574	$103,528
30-59 Days Past Due	26	73	87	9	10	542	57	804
60-89 Days Past Due	15	54	56	10	14	333	4	486
90+ Days Past Due	—	4	31	3	4	—	2	44
Nonaccrual	—	—	13	7	—	—	—	20
Total Consumer	$13,705	$8,063	$12,677	$7,027	$5,931	$28,842	$28,637	$104,882
Current period gross write-off	$(6)	$(206)	$(116)	$(31)	$(782)	$(756)	$(162)	$(2,059)

Total Consumer
Current	$171,245	$268,273	$490,941	$363,340	$189,581	$282,112	$663,331	$2,428,823
30-59 Days Past Due	259	996	1,753	1,532	1,212	4,660	1,759	12,171
60-89 Days Past Due	15	179	505	5,643	14	1,972	2,114	10,442
90+ Days Past Due	—	342	404	77	35	1,083	1,404	3,345
Nonaccrual	—	738	3,383	1,229	370	7,980	3,530	17,230
Total Consumer	$171,519	$270,528	$496,986	$371,821	$191,212	$297,807	$672,138	$2,472,011
Total current period gross write-off	$(6)	$(525)	$(954)	$(394)	$(864)	$(973)	$(351)	$(4,067)

As of December 31, 2025 and 2024, the Company did not have any material revolving loans convert to term.

5. PREMISES AND EQUIPMENT

The following table presents the premises and equipment balances as of December 31, (dollars in thousands):

	2025	2024
Land	$46,977	$28,517
Land improvements and buildings	144,466	126,907
Leasehold improvements	29,146	21,731
Furniture and equipment	94,218	84,717
Construction in progress	2,244	1,264
Total	317,051	263,136
Accumulated depreciation and amortization	(150,299)	(150,432)
Premises and equipment, net	$166,752	$112,704

Depreciation and amortization expense for the years ended December 31, 2025, 2024, and 2023 was $18.7 million, $12.9 million and $12.9 million, respectively. Refer to Note 7 “Leases” in this Form 10-K for further discussion regarding the Company’s leasing arrangements.

Refer to Note 14 “Fair Value Measurements” in this Form 10-K for further discussion regarding the Company’s fair value methodology. Write downs are included in “Other Expenses” within noninterest expense on the Company’s Consolidated Statements of Income.

The increase in premises and equipment at December 31, 2025, compared to 2024, was primarily due to the Sandy Spring acquisition, which closed on April 1, 2025. Refer to Note 2 “Acquisitions” in this Form 10-K for further discussion regarding the Sandy Spring acquisition.

6. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. Refer to Note 1 “Summary of Significant Accounting Polices” in this Form 10-K for more information on the Company’s goodwill and intangible asset policies. The Company analyzed its intangible assets on a quarterly basis throughout 2025, and concluded no impairment existed as of the balance sheet date.

Preliminary goodwill associated with the Sandy Spring acquisition totaled $519.2 million at December 31, 2025 and was calculated based on the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, inclusive of subsequent measurement period adjustments described below, and is subject to change if the Company obtains additional information and evidence within the one-year measurement period. The Company recorded measurement period adjustments in the third and fourth quarters of 2025 related to the Sandy Spring acquisition, primarily related to other liabilities, fair values of certain loans, and other assets, which resulted in a $22.4 million increase in preliminary goodwill associated with the Sandy Spring acquisition compared to April 1, 2025. As a result of the American National acquisition, the Company recorded goodwill totaling $288.8 million, which reflected expected synergies and economies of scale from the acquisition. Refer to Note 2 “Acquisitions” in this Form 10-K for more information on the Company’s goodwill and intangible assets.

The following table provides information on the significant components of goodwill and other acquired intangible assets as of December 31, (dollars in thousands):

	Gross	Additions:		Net
	Carrying	Sandy Spring	Accumulated	Carrying
	Value	Acquisition (1)	Amortization	Value
2025
Goodwill	$1,214,053	$519,234	$—	$1,733,287
CDIs	153,740	243,351	(131,740)	265,351
Other amortizable intangibles	14,041	47,299	(11,147)	50,193

(1) Includes a $22.4 million increase in preliminary goodwill associated with the Sandy Spring acquisition related to measurement period adjustments during the third and fourth quarters of 2025.

	Gross	Additions:		Net
	Carrying	American National	Accumulated	Carrying
	Value	Acquisition	Amortization	Value
2024
Goodwill	$925,211	$288,842	$—	$1,214,053
CDIs	85,491	74,410	(85,768)	74,133
Other amortizable intangibles	3,977	10,277	(3,824)	10,430

The following table presents the Company’s goodwill and intangible assets by operating segment as of December 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
2025
Goodwill (1)	$1,254,979	$478,308	$—	$1,733,287
Intangible Assets (2)	50,916	621	264,007	315,544
2024
Goodwill (3)	$850,035	$364,018	$—	$1,214,053
Intangible Assets (4)	8,714	778	75,071	84,563

(1) Wholesale Banking and Consumer Banking includes gross carrying values of $404.9 million and $114.3 million, respectively, related to goodwill from the Sandy Spring acquisition.

(2) Wholesale Banking and Corporate Other includes gross carrying values of $46 .3 million and $244.4 million, respectively, related to intangible assets from the Sandy Spring acquisition.

(3) Wholesale Banking and Consumer Banking includes gross carrying values of $210.8 million and $78.0 million, respectively, related to goodwill from the American National acquisition.

(4) Wholesale Banking and Corporate Other includes gross carrying values of $8.4 million and $76.3 million, respectively, related to intangible assets from the American National acquisition.

Amortization expense of intangibles for the years ended December 31, 2025, 2024, and 2023 totaled $59.7 million, $19.3 million, and $8.8 million, respectively.

As of December 31, 2025, the estimated remaining amortization expense of intangibles is as follows for the years ended (dollars in thousands):

2026	$60,282
2027	50,407
2028	41,936
2029	35,235
2030	30,719
Thereafter	96,965
Total estimated amortization expense	$315,544

7. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with terms ranging from 17 months to 122 months. At December 31, 2025 and 2024, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $122.4 million and $102.6 million, respectively.

Total net investment in sales-type and direct financing leases consisted of the following as of December 31, (dollars in thousands):

	2025	2024
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$614,543	$529,657
Unguaranteed residual values, net of unearned income and deferred selling profit	41,570	34,546
Total net investment in sales-type and direct financing leases	$656,113	$564,203

Lessee Arrangements

The Company’s lessee arrangements consist of operating and finance leases; however, the majority of the leases have been classified as non-cancellable operating leases and are for real estate leases with remaining lease terms of up to 16 years.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information as of and for the years ended December 31, (dollars in thousands):

	2025		2024
	Operating	Finance	Operating	Finance
ROU assets	$98,073	$9,191	$74,782	$3,751
Lease liabilities	118,915	10,895	79,642	5,769
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	8.22	10.35	10.96	4.08
Weighted-average discount rate (1)	5.69%	3.63%	6.24%	1.17%

(1) A lease implicit rate or an incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$133	$74
Operating Cash Flows from Operating Leases	23,194	14,529
Financing Cash Flows from Finance Leases	1,333	1,283
ROU assets obtained in exchange for lease obligations:
Operating leases	$17,515	$5,548
Finance leases	6,459	—

	2025	2024
Net Operating Lease Cost	$21,825	$13,473
Finance Lease Cost:
Amortization of right-of-use assets	1,019	919
Interest on lease liabilities	133	74
Total Lease Cost	$22,977	$14,466

The maturities of lessor and lessee arrangements outstanding as of December 31, 2025 are presented in the table below for the years ending, (dollars in thousands):

	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
2026	$150,106	$25,325	$1,791
2027	146,493	23,034	2,027
2028	135,385	20,304	2,064
2029	102,301	16,007	692
2030	71,930	12,529	567
Thereafter	106,578	58,652	6,721
Total undiscounted cash flows	712,793	155,851	13,862
Less: Adjustments (1)	98,250	36,936	2,967
Total (2)	$614,543	$118,915	$10,895

(1) Lessor – unearned income and unearned guaranteed residual value; Lessee – imputed interest.

(2) Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements.

8. DEPOSITS

The following table presents the deposit balances as of December 31, (dollars in thousands):

	2025	2024
Deposits:
Interest checking accounts	$7,193,204	$5,494,550
Money market accounts	6,863,981	4,291,097
Savings accounts	2,747,622	1,025,896
Customer time deposits of more than $250,000	1,737,345	1,202,657
Customer time deposits of $250,000 or less	3,956,571	2,888,476
Time deposits	5,693,916	4,091,133
Total interest-bearing customer deposits	22,498,723	14,902,676
Brokered deposits (1)	1,128,284	1,217,895
Total interest-bearing deposits	$23,627,007	$16,120,571
Demand deposits	6,844,629	4,277,048
Total deposits	$30,471,636	$20,397,619

(1) Includes time deposits of $493.4 million and $751.0 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the scheduled maturities of time deposits, including brokered deposits, are as follows for the years ending (dollars in thousands):

2026	5,570,133
2027	497,378
2028	72,147
2029	20,305
2030	10,425
Thereafter	16,916
Total scheduled maturities of time deposits	$6,187,304

The Company classifies deposit overdrafts as LHFI within “Other Commercial”, and these deposits totaled $4.4 million and $2.8 million at December 31, 2025 and 2024, respectively.

9. BORROWINGS

Short-term Borrowings

Total short-term borrowings consisted of the following as of December 31, (dollars in thousands):

	2025	2024
Securities sold under agreements to repurchase	$75,432	$56,275
FHLB Advances	650,000	60,000
Total short-term borrowings	$725,432	$116,275

Average outstanding balance during the period	$175,929	$445,339
Average interest rate during the period	3.44%	5.22%
Average interest rate at end of period	3.15%	3.34%

Short-term borrowings are used to manage normal liquidity and support the Company's asset and liability management strategies and can fluctuate depending on funding needs. The Company maintains federal funds lines with several correspondent banks; the available balance was $1.4 billion and $597.0 million at December 31, 2025 and 2024, respectively. The Company also maintains an alternate line of credit at a correspondent bank; and the available balance was $25.0 million at both December 31, 2025 and 2024. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $11.1 billion and $7.4 billion at December 31, 2025 and 2024, respectively. The Company’s secured line of credit capacity totaled $5.9 billion and $2.8 billion, of which $5.3 billion and $2.4 billion were available at December 31, 2025 and 2024, respectively. The Company also has the ability to borrow additional funds through the Federal Reserve Discount Window. The Company’s borrowing capacity with the Federal Reserve Discount Window totaled $2.6 billion and $3.0 billion, none of which was used at December 31, 2025 and 2024, respectively.

Refer to Note 10 “Commitments and Contingencies” in this Form 10-K for additional information on the Company’s pledged collateral. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and was in compliance with these covenants as of December 31, 2025 and 2024.

Long-term Borrowings

As part of the Sandy Spring acquisition, in 2025, the Company assumed subordinated debt with a principal balance of $358.0 million. Refer to the table below for contractual rates and maturity terms.

Total long-term borrowings consisted of the following as of December 31, 2025 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR		Rate (3)	Maturity	Investment (4)
Trust Preferred Capital Securities (5)
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75	% (1)	6.66%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40	% (1)	5.31%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73	% (1)	6.64%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10	% (1)	7.01%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10	% (1)	7.01%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65	% (1)	6.56%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50	% (1)	5.41%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55	% (1)	5.46%	7/30/2037	774
MFC Capital Trust II	5,000	2.85	% (1)	6.76%	1/23/2034	155
AMNB Statutory Trust I	20,000	1.35	% (1)	5.26%	6/30/2036	619
MidCarolina Trust I	5,000	3.45	% (2)	7.10%	11/7/2032	155
MidCarolina Trust II	3,500	2.95	% (2)	6.60%	1/7/2034	109
Total Trust Preferred Capital Securities	$179,000					$5,542
Subordinated Debt (5)
2031 Subordinated Debt (6)	$250,000	—%		2.88%	12/15/2031
2032 Subordinated Debt (7)	190,000	—%		3.88%	3/30/2032
2029 Subordinated Debt (8)	168,000	2.62	% (1)	6.53%	11/15/2029
Total Subordinated Debt	$608,000
Fair Value Discount (9)	(20,682)
Investment in Trust Preferred Capital Securities	5,542
Total Long-term Borrowings	$771,860

(1) Three-Month Chicago Mercantile Exchange Secured Overnight Financing Rate (“SOFR”) + 0.262%.

(2) Three-Month Chicago Mercantile Exchange SOFR.

(3) Rate as of December 31, 2025. Calculated using non-rounded numbers.

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

(9) Remaining discounts of $12.9 million and $7.8 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

Total long-term borrowings consisted of the following as of December 31, 2024 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR		Rate (3)	Maturity	Investment (4)
Trust Preferred Capital Securities (5)
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75	% (1)	7.32%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40	% (1)	5.97%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73	% (1)	7.30%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10	% (1)	7.67%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10	% (1)	7.67%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65	% (1)	7.22%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50	% (1)	6.07%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55	% (1)	6.12%	7/30/2037	774
MFC Capital Trust II	5,000	2.85	% (1)	7.42%	1/23/2034	155
AMNB Statutory Trust I	20,000	1.35	% (1)	5.92%	6/30/2036	619
MidCarolina Trust I	5,000	3.45	% (2)	7.76%	11/7/2032	155
MidCarolina Trust II	3,500	2.95	% (2)	7.26%	1/7/2034	109
Total Trust Preferred Capital Securities	$179,000					$5,542
Subordinated Debt (5)
2031 Subordinated Debt (6)	250,000	—%		2.88%	12/15/2031
Total Subordinated Debt	$250,000
Fair Value Discount (7)	(16,239)
Investment in Trust Preferred Capital Securities	5,542
Total Long-term Borrowings	$418,303

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

As of December 31, 2025, the scheduled maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
2026	—	—	(5,165)	(5,165)
2027	—	—	(2,485)	(2,485)
2028	—	—	(2,309)	(2,309)
2029	—	168,000	(2,198)	165,802
2030	—	—	(1,641)	(1,641)
Thereafter	184,542	440,000	(6,884)	617,658
Total long-term borrowings	$184,542	$608,000	$(20,682)	$771,860

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss and funding information, current economic conditions, and reasonable and supportable forecasted economic conditions, among other factors, in the consideration of expected credit losses in the Company’s off-balance sheet commitments to extend credit.

The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold, included in “Other Liabilities” on the Company’s Consolidated Balance Sheets. At December 31, 2025 and 2024, the Company’s reserve for unfunded commitments totaled $26.2 million and $15.0 million, respectively, and the Company’s indemnification reserve totaled $506,000 and $277,000, respectively.

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

The following table presents the balances of commitments and contingencies as of December 31, (dollars in thousands):

	2025	2024
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$9,733,175	$5,987,562
Letters of credit	224,068	145,985
Total commitments with off-balance sheet risk	$9,957,243	$6,133,547

(1) Includes unfunded overdraft protection.

As of December 31, 2025, the Company had approximately $169.5 million in deposits in other financial institutions of which $124.7 million served as collateral for cash flow, fair value and loan swap derivatives. As of December 31, 2024, the Company had approximately $184.6 million in deposits in other financial institutions of which $134.7 million served as collateral for cash flow, fair value and loan swap derivatives. The Company had approximately $41.9 million and $47.2 million in deposits in other financial institutions that were uninsured at December 31, 2025 and 2024, respectively. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits held at financial counterparties.

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

As part of the Company’s liquidity management strategy, the Company pledges collateral to secure various financing and other activities that occur during the normal course of business. In 2024, the Company increased its borrowing capacity at the FHLB and FRB since secured borrowing facilities provide the most reliable sources of funding, especially during times of market turbulence and financial distress. Also in 2024, the Company added Commercial and Industrial, Construction, lot/land, and other consumer loans to the population of loans pledged to the FRB. At the FHLB, the Company expanded the population of loans pledged, primarily CRE loans and securities. The following tables present the types of collateral pledged as of December 31, (dollars in thousands):

	Pledged Assets 2025
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans	Total
Public deposits	$—	$1,249,969	$607,061	$—	$1,857,030
Repurchase agreements	—	203,404	—	—	203,404
FHLB advances (2)	—	518,895	9,486	8,832,269	9,360,650
Derivatives	120,697	64,037	—	—	184,734
Federal Reserve Discount Window (3)	—	—	—	3,363,761	3,363,761
Other purposes	—	63,924	—	—	63,924
Total pledged assets	$120,697	$2,100,229	$616,547	$12,196,030	$15,033,503

(1) Balance represents market value.

(2) The loan balance pledged to FHLB represents unpaid principal balance.

(3) The loan balance pledged to Federal Reserve Discount Window represents unpaid principal balance.

	Pledged Assets 2024
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans	Total
Public deposits	$—	$771,486	$601,421	$—	$1,372,907
Repurchase agreements	—	93,667	—	—	93,667
FHLB advances (2)	—	579,947	9,417	4,089,049	4,678,413
Derivatives	134,668	62,199	—	—	196,867
Federal Reserve Discount Window (3)	—	—	—	4,358,701	4,358,701
Other purposes	—	18,713	—	—	18,713
Total pledged assets	$134,668	$1,526,012	$610,838	$8,447,750	$10,719,268

(1) Balance represents market value.

(2) The loan balance pledged to FHLB represents unpaid principal balance.

(3) The loan balance pledged to Federal Reserve Discount Window represents unpaid principal balance.

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

The following table summarizes key elements of the Company’s derivative instruments as of December 31, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	2025			2024
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$1,444	$643	$900,000	$—	$6,467
Fair value hedges:
Loans	63,993	635	—	72,807	1,469	—
Securities	50,000	294	—	50,000	1,157	—
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	10,530,098	110,311	165,860	7,529,494	94,772	192,683
Foreign exchange contracts	6,266	2	187	12,449	47	398

Cash collateral (received)/pledged (5)	$—	$(21,297)	$3,970	$—	$(15,685)	$—

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

(4) Includes Risk Participation Agreements.

(5) The fair value of derivative assets and liabilities is presented on a gross basis. The Company has not applied collateral netting; as such the amounts of cash collateral received or pledged are not offset against the derivative assets and derivative liabilities in the Consolidated Balance Sheets. Cash collateral received is included in “Interest-bearing deposits in other banks” and cash collateral pledged is included in “Other liabilities” on the Company’s Consolidated Balance Sheets.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of December 31, (dollars in thousands):

	2025		2024
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$66,763	$(292)	$73,603	$(1,150)
Loans (3)	63,993	(7,908)	72,807	(10,063)

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amount of the designated hedged item at December 31, 2025 and 2024 totaled $50 million.

(2) Carrying value represents amortized cost.

(3) The fair value of the swaps associated with the derivative related to hedged items at December 31, 2025 and 2024 was an unrealized gain of $8.0 million and $10.2 million, respectively.

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

Share Repurchase Programs

The Company’s share repurchase program activity is dependent on management’s determination of its capital deployment needs, subject to market, economic, and regulatory conditions. Authorized repurchase programs allow the Company to repurchase its common stock through either open market transactions or privately negotiated transactions. There have been no active share repurchase programs in 2025, 2024, or 2023.

Series A Preferred Stock

The Company has 6,900,000 depositary shares outstanding, each representing a 1/400th ownership interest in a share of its Series A preferred stock, with a liquidation preference of $10,000 per share of Series A preferred stock (equivalent to $25 per depositary share), including 900,000 depositary shares pursuant to the exercise in full by the underwriters of their option to purchase additional depositary shares. Series A preferred stock dividends, if declared by the Board or a fully authorized committee of the Board, are paid by the Company in arrears on the first business day of March, June, September, and December of each year at a rate of 6.875% per annum.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (“AOCI”) (loss) for the year ended December 31, 2025 is summarized as follows, net of tax (dollars in thousands):

		Unrealized
		Gains
		(Losses) for
	Unrealized	AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred	Value of Cash	(Losses)
	Securities	to HTM	Flow Hedges	on BOLI	Total
AOCI (loss) - December 31, 2024	$(317,142)	$—	$(43,078)	$534	$(359,686)
Other comprehensive (loss) income:
Other comprehensive income before reclassification	82,377	—	21,913	39	104,329
Amounts reclassified from AOCI into earnings	63	—	—	(793)	(730)
Net current period other comprehensive income (loss)	82,440	—	21,913	(754)	103,599
AOCI (loss) - December 31, 2025	$(234,702)	$—	$(21,165)	$(220)	$(256,087)

The change in AOCI (loss) for the year ended December 31, 2024 is summarized as follows, net of tax (dollars in thousands):

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

The change in AOCI (loss) for the year ended December 31, 2023 is summarized as follows, net of tax (dollars in thousands):

		Unrealized
		Gains
		(Losses) for
	Unrealized	AFS		Unrealized
	Gains (Losses)	Securities	Change in Fair	Gains
	on AFS	Transferred	Value of Cash	(Losses)
	Securities	to HTM	Flow Hedges	on BOLI	Total
AOCI - December 31, 2022	$(363,919)	$17	$(54,610)	$226	$(418,286)
Other comprehensive (loss) income:
Other comprehensive income before reclassification	29,006	—	12,445	10	41,461
Amounts reclassified from AOCI into earnings	32,381	(11)	—	1,106	33,476
Net current period other comprehensive income (loss)	61,387	(11)	12,445	1,116	74,937
AOCI (loss) - December 31, 2023	$(302,532)	$6	$(42,165)	$1,342	$(343,349)

13. REGULATORY MATTERS AND CAPITAL

Capital resources represent funds, earned or obtained, over which financial institutions can exercise greater or longer control in comparison with deposits and borrowed funds. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses yet allow management to effectively leverage its capital to maximize return to shareholders. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on financial statements of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt Corrective Action provisions are not applicable to financial holding companies and bank holding companies, but only to their bank subsidiaries.

As of December 31, 2025 and 2024, the most recent notification from the FRB categorized the Bank as “well capitalized” under the regulatory framework for Prompt Corrective Action. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios are also presented in the following table as of December 31, (dollars in thousands):

			Required for Capital		Required in Order to Be
	Actual		Adequacy Purposes (1)		Well Capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2025
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$3,074,066	10.10%	$1,369,633	4.50%	NA	NA
Atlantic Union Bank	3,952,859	13.02%	1,366,196	4.50%	1,973,394	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	3,240,422	10.64%	1,827,306	6.00%	1,827,306	6.00%
Atlantic Union Bank	3,952,859	13.02%	1,821,594	6.00%	2,428,792	8.00%
Total capital to risk weighted assets:
Consolidated	4,232,521	13.90%	2,435,983	8.00%	3,044,979	10.00%
Atlantic Union Bank	4,245,839	13.98%	2,429,665	8.00%	3,037,081	10.00%
Tier 1 capital to average adjusted assets (Leverage):
Consolidated	3,240,422	9.10%	1,424,361	4.00%	NA	NA
Atlantic Union Bank	3,952,859	11.13%	1,420,614	4.00%	1,775,768	5.00%

2024
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$2,063,163	9.96%	$932,152	4.50%	NA	NA
Atlantic Union Bank	2,563,499	12.44%	927,311	4.50%	1,339,449	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	2,229,519	10.76%	1,243,226	6.00%	1,243,226	6.00%
Atlantic Union Bank	2,563,499	12.44%	1,236,414	6.00%	1,648,552	8.00%
Total capital to risk weighted assets:
Consolidated	2,819,398	13.61%	1,657,251	8.00%	2,071,564	10.00%
Atlantic Union Bank	2,740,617	13.30%	1,648,491	8.00%	2,060,614	10.00%
Tier 1 capital to average adjusted assets (Leverage):
Consolidated	2,229,519	9.29%	959,965	4.00%	NA	NA
Atlantic Union Bank	2,563,499	10.74%	954,748	4.00%	1,193,435	5.00%

(1) Amounts and ratios shown do not include the impact of a capital conservation buffer of 2.50%.

(2) Reflects the well-capitalized standard under Regulation Y for Atlantic Union Bankshares Corporation and the prompt corrective actions framework for Atlantic Union Bank.

14. FAIR VALUE MEASUREMENTS

The Company measures certain assets and liabilities at fair value according to ASC 820, Fair Value Measurement. See Note 1 “Summary of Significant Accounting Policies” in this Form 10-K for additional information regarding the Company’s fair value policies.

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

The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuation for the years ended December 31, 2025 and 2024.

The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the table below.

●	Loans Held for Sale: Residential loans originated for sale in the open market are carried at fair value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

●	Derivative Instruments: The Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to the borrower’s performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard techniques based on observable market inputs and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of MBS by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or be funded. No significant differences were identified during the valuations as of December 31, 2025 and 2024. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, (dollars in thousands):

	Fair Value Measurements at 2025 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$88,946	$15,056	$—	$104,002
Obligations of states and political subdivisions	—	487,885	—	487,885
Corporate and other bonds (1)	—	217,934	—	217,934
MBS	—	3,382,524	—	3,382,524
Other securities	—	1,956	—	1,956
LHFS	—	18,486	—	18,486
Financial Derivatives (2)	—	112,686	—	112,686

LIABILITIES
Financial Derivatives (2)	$—	$166,690	$—	$166,690

(1) Other bonds include asset-backed securities.

(2) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at 2024 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$62,199	$3,814	$—	$66,013
Obligations of states and political subdivisions	—	468,337	—	468,337
Corporate and other bonds (1)	—	244,712	—	244,712
MBS	—	1,661,244	—	1,661,244
Other securities	—	1,860	—	1,860
LHFS	—	9,420	—	9,420
Financial Derivatives (2)	—	97,445	—	97,445

LIABILITIES
Financial Derivatives (2)	$—	$199,548	$—	$199,548

(1) Other bonds include asset-backed securities.

(2) Includes hedged and non-hedged derivatives.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP, only when there is evidence of impairment or other triggering events and typically include LHFS, foreclosed properties, impaired long lived assets including bank premises, collateral dependent loans that are individually assessed for credit purposes, and impaired other intangibles. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets after they are evaluated for impairment. When the asset is secured by real estate, the Company measures the fair value utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. Management may discount the value from the appraisal in determining the fair value if, based on its understanding of the market conditions, the collateral had been impaired below the appraised value (Level 3). The nonrecurring valuation adjustments for these assets did not have a significant impact on the Company’s consolidated financial statements.

The following tables summarize the Company’s financial assets that were measured on a nonrecurring basis as of the periods ended (dollars in thousands):

Fair Value Measurements at 2025 using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Individually assessed loans (1)	$—	$—	$1,330	$1,330

(1) Net of reserves of $203,000 related to collateral dependent loans as of December 31, 2025.

Fair Value Measurements at 2024 using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Individually assessed loans (1)	$—	$—	$14,636	$14,636

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

●	Cash and Cash Equivalents: The carrying amount is a reasonable estimate of fair value.
●	HTM Securities: The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2; however, there are a few investments that are considered to be Level 3. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuations as of December 31, 2025 and 2024.
●	Loans and Leases: The fair value of loans and leases were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans and leases. The fair value of performing loans and leases were estimated through use of discounted cash flows. Credit loss assumptions were based on market probability of default/loss given default for loan and lease cohorts. The discount rate was based primarily on recent market origination rates. Fair value of loans and leases individually assessed and their respective levels within the fair value hierarchy are described in the previous section related to fair value measurements of assets that are measured on a nonrecurring basis.
●	Accrued Interest: The carrying amounts of accrued interest approximate fair value.
●	Bank Owned Life Insurance: The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.
●	Deposits: The fair value of demand deposits, savings accounts, brokered deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
●	Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and any other short-term borrowings approximate their fair value. The fair values of the Company’s long-term borrowings, including trust preferred securities are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, are as follows (dollars in thousands):

	Fair Value Measurements at 2025 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$966,462	$966,462	$—	$—	$966,462
AFS securities	4,194,301	88,946	4,105,355	—	4,194,301
HTM securities	884,216	—	855,906	906	856,812
Restricted stock	190,200	—	190,200	—	190,200
LHFS	18,486	—	18,486	—	18,486
LHFI, net of unearned income	27,796,167	—	—	27,517,137	27,517,137
Financial Derivatives (1)	112,686	—	112,686	—	112,686
Accrued interest receivable	131,741	—	131,741	—	131,741
BOLI	672,890	—	672,890	—	672,890

LIABILITIES
Deposits	$30,471,636	$—	$30,467,372	$—	$30,467,372
Borrowings	1,497,292	—	1,435,699	—	1,435,699
Accrued interest payable	19,412	—	19,412	—	19,412
Financial Derivatives (1)	166,690	—	166,690	—	166,690

(1) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at 2024 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$354,074	$354,074	$—	$—	$354,074
AFS securities	2,442,166	62,199	2,379,967	—	2,442,166
HTM securities	803,851	—	758,400	935	759,335
Restricted stock	102,954	—	102,954	—	102,954
LHFS	9,420	—	9,420	—	9,420
LHFI, net of unearned income	18,470,621	—	—	17,896,688	17,896,688
Financial Derivatives (1)	97,445	—	97,445	—	97,445
Accrued interest receivable	92,541	—	92,541	—	92,541
BOLI	493,396	—	493,396	—	493,396

LIABILITIES
Deposits	$20,397,619	$—	$20,393,673	$—	$20,393,673
Borrowings	534,578	—	471,671	—	471,671
Accrued interest payable	26,214	—	26,214	—	26,214
Financial Derivatives (1)	199,548	—	199,548	—	199,548

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

15. EMPLOYEE BENEFITS AND STOCK BASED COMPENSATION

The Company has a 401(k) Plan designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, that allows employees to defer a portion of their eligible compensation as savings for retirement. The 401(k) Plan provides for the Company to match employee contributions based on each employee’s elected contribution percentage. Effective January 1, 2025 for each employee’s 1% through 3% dollar contributions, the Company will match 100% of such dollar contributions, and for each employee’s 4% through 6% dollar contributions, the Company will match 50% of such dollar contributions. All employees are eligible to participate in the 401(k) Plan after meeting minimum age and service requirements. The Company historically maintained a separate Employee Stock Ownership Plan (“ESOP”), but effective as of January 1, 2023 this plan was merged into the 401(k) Plan as a separate source for Company contributions. All employees of the Company meeting minimum age and service requirements are eligible to receive an allocation into the ESOP account within the 401(k) Plan. The Company makes discretionary profit-sharing contributions into the 401(k) Plan (including the ESOP account), and other cash bonus payments. Employee contributions into existing ESOP accounts within the 401(k) Plan are not allowed.

The following 401(k) Plan match and other discretionary contributions were made to the Company’s employees, in accordance with the descriptions above for the years ended December 31, (dollars in thousands):

	2025	2024	2023
401(k) Plan Company Match	$13,090	$8,279	$7,091
401(k) Plan ESOP Contribution	—	800	804
Cash	1,606	913	696
Total	$14,696	$9,992	$8,591

The Company maintains certain deferred compensation arrangements with employees and certain current and former members of the Board of Directors. Under these deferred compensation plans, the Company had an obligation of $34.3 million at December 31, 2025 and $22.6 million at December 31, 2024. The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations. At December 31, 2025 and 2024, the Company also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $19.7 million and $12.5 million, respectively.

The Atlantic Union Bankshares Corporation 2025 Stock and Incentive Plan (the “2025 Plan”) became effective on May 6, 2025, following shareholder approval. The 2025 Plan replaces the Atlantic Union Bankshares Corporation Stock and Incentive Plan, as amended and restated May 4, 2021 (the “2021 Plan”) in its entirety, and no new awards will be granted under the 2021 Plan. Any awards outstanding under the 2021 Plan as of May 6, 2025 will remain subject to, and be paid under, the 2021 Plan. In addition to the 2,500,000 shares initially available for issuance under the 2025 Plan, any shares subject to outstanding awards under the 2021 Plan that expire, are cancelled, or lapse for any reason (other than by virtue of exercise or settlement) or are forfeited for any reason without issuance of shares after May 6, 2025 will automatically become available for issuance under the 2025 Plan. As of December 31, 2025, there were 2,370,597 shares available for future issuance.

The 2025 Plan provides for the grant of awards to eligible employees and non-employee directors that may include one or more of the following: stock options, restricted stock, restricted stock units, stock awards, performance share units and performance cash awards (collectively the “awards”). The Compensation Committee of the Board of Directors (the “Compensation Committee”) has the authority under the 2025 Plan to select plan participants and to grant awards on terms the Committee considers appropriate, subject to the minimum design requirements under the terms of the 2025 Plan. In addition, subject to the terms of the 2025 Plan, the Committee has the authority, among other things, to amend outstanding awards and accelerate the vesting thereof, to interpret the plan, to adopt, amend or waive rules or regulations for the plan’s administration, and to make all other determinations for administration of the plan. The Committee may delegate authority under the 2025 Plan to the Company’s Chief Executive Officer and/or Chief Financial Officer or to another member of the Company’s management, except in the case of awards to the Company’s named executive officers or any individual who is subject to Section 16 of the Exchange Act. Subject to the right of the Board of Directors to terminate the 2025 Plan at any time, awards may be granted under the plan until May 6, 2035, after which date no further awards may be granted. Any awards granted under the 2025 Plan that are outstanding on May 6, 2035 will remain outstanding in accordance with their terms.

The Company recognized stock-based compensation expense, which is included in “Salaries and benefits” expense on the Company’s Consolidated Statements of Income as follows for the years ended December 31, (dollars in thousands, except per share data):

	2025	2024	2023
Stock-based compensation expense	$23,666	$13,796	$11,101
Reduction of income tax expense	4,970	2,897	2,331
Per share compensation cost	$0.14	$0.12	$0.12

Stock Options

During the year ended December 31, 2025, there were no stock options granted or outstanding.

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

RSAs

The Plan permits the granting of RSAs which generally vest one-third on each of the first, second and third anniversaries from the date of grant. The value of the RSAs is calculated by multiplying the fair market value of the Company’s common stock on the grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends on nonvested shares of RSAs, if any. In addition, as part of the merger with Sandy Spring Bancorp, the Company assumed and converted RSAs that continue to vest based on the vesting schedule in place at the time the initial award was made of one-third on each of the first, second, and third anniversaries from the date of grant.

The following table summarizes the RSA activity for the year ended December 31, 2025:

		Weighted
	Number of	Average
	Shares of	Grant-Date Fair
	RSAs	Value
Unvested as of December 31, 2024	658,001	$34.56
Granted (1)	664,083	33.57
Net settle for taxes	(102,092)	35.26
Vested	(314,035)	34.12
Forfeited	(48,091)	34.76
Unvested as of December 31, 2025	857,866	$33.86

(1) For the years ended December 31, 2024 and 2023, the weighted average grant-date fair value of RSAs granted was $33.27 and $36.11, respectively.

For the years ended December 31, 2025, 2024, and 2023, total fair value of RSAs vested was $14.3 million, $9.5 million, and $7.8 million, respectively.

RSUs

As part of the merger with Sandy Spring, the Company assumed and converted RSU awards that generally vest one-third on each of the first, second and third anniversaries from the date of initial grant. The value of the assumed RSUs is calculated by multiplying the fair market value of the Company’s common stock on the date of assumption by the number of converted restricted units. Employees do not have the right to vote the shares or to receive dividends but are credited with dividend equivalents in the form and in an amount equal to the dividend that they would have received had the shares underlying the units been distributed. Dividend equivalents are subject to the same vesting restrictions as the units to which they are attributable and are paid on the same date that the units to which they are attributable vest.

The following table summarizes the assumed restricted stock unit activity for the year ended December 31, 2025:

		Weighted
	Number of	Average
	Shares of	Grant-Date Fair
	RSUs	Value
Unvested as of December 31, 2024	—	$—
Granted	317,107	30.24
Net settle for taxes	(16,365)	30.24
Vested	(33,194)	30.24
Forfeited	(55,767)	30.24
Unvested as of December 31, 2025	211,781	$30.24

For the year ended December 31, 2025 total fair value of RSUs vested was $1.5 million. The Company did not have RSUs for the years ended December 31, 2024 and 2023.

PSUs

The Plan permits the granting of PSUs. PSUs are granted to certain employees at no cost to the recipient and are subject to vesting based on achieving certain performance metrics. Outstanding PSUs may be paid in cash or shares of common stock or a combination thereof at the discretion of the Company. Holders of PSUs have no right to vote the shares represented by the units until vested and settled. In 2025, there were two performance measures underlying the PSUs awarded, each weighted at 50%, as follows: (1) relative total shareholder return compared to the other companies comprising the KBW NASDAQ Regional Banking Index, which is a market-based condition; and (2) relative return on average tangible common equity, which is a performance-based condition. In addition, as part of the merger with Sandy Spring Bancorp, the Company assumed and converted outstanding and unvested performance restricted stock units that were subject to vesting based on the achievement of defined performance metrics. However, prior to the closing date of the merger the Board of Directors of Sandy Spring Bancorp approved a resolution that deemed the performance goals to have been achieved at the applicable target levels and the awards to convert to strictly time-based awards based on target performance.

	Number of	Weighted Average
	Shares of	Grant-
	PSUs	Date Fair Value
Unvested as of December 31, 2024	262,040	$35.49
Granted (1)	124,518	32.08
Net settle for taxes	(20,927)	41.92
Vested	(46,615)	41.92
Forfeited	(12,126)	33.01
Unvested as of December 31, 2025 (2)	306,890	$32.79

(1) For the years ended December 31, 2024 and 2023, the weighted average grant-date fair value of PSUs granted was $30.24 and $36.82, respectively.

(2) The number of PSUs with a performance-based condition is presented based on achieving the performance measure at the target level of performance.

For the years ended December 31, 2025, 2024, and 2023, total fair value of PSUs vested was $2.8 million, $2.2 million, and $1.2 million, respectively.

During the year ended December 31, 2025, the fair value of PSUs with a performance-based condition was equal to the closing sale price of the Company’s common stock on the grant date. During the years ended December 31, 2025, 2024, and 2023, the fair value of PSUs with a market-based condition was estimated using the Monte Carlo simulation lattice model that uses the assumptions noted in the following table as of December 31,:

	2025	2024	2023
Dividend yield (1)	N/A	N/A	3.19%
Expected life in years (2)	2.84	2.86	2.85
Expected volatility (3)	34.39%	33.92%	40.39%
Risk-free interest rate (4)	4.01%	4.47%	4.39%
Present value of expected dividends foregone (5)	3.91	3.82	N/A

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

The estimated unamortized compensation expense, net of estimated forfeitures, related to, RSAs, RSUs and PSUs issued and outstanding as of December 31, 2025 that will be recognized in future periods is as follows (dollars in thousands):

	RSAs	RSUs	PSUs	Total
2026	$10,742	$1,727	$2,472	$14,941
2027	6,286	858	1,415	8,559
2028	913	158	—	1,071
Total	$17,941	$2,743	$3,887	$24,571

16. INCOME TAXES

The Company files income tax returns in the U.S., the Commonwealth of Virginia, Maryland, and other states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2022.

Significant components of the Company’s net deferred tax assets and liabilities, which include balances associated with the Sandy Spring acquisition, consist of the following as of December 31, (dollars in thousands):

	2025	2024
Deferred tax assets:
AFS securities	$74,506	$87,641
ACL	74,519	42,393
Loan Fair Value Marks	162,104	27,623
Net operating loss ("NOL") carryforwards	50,567	20,399
Tax credit carryforwards (1)	15,375	1,063
Lease liabilities	29,993	18,404
Cash flow hedges	6,066	11,671
Employee compensation and benefit plans	12,113	8,556
Other	7,506	8,810
Total deferred tax assets, gross	432,749	226,560
Less: valuation allowance	(7,802)	(4,419)
Total deferred tax assets, net	424,947	222,141

Deferred tax liabilities:
Premises and equipment	91,852	75,701
Intangibles	75,208	20,233
Lease ROU asset	24,785	16,922
Other	5,502	6,354
Total deferred tax liabilities	197,347	119,210
Net deferred tax assets	$227,600	$102,931

(1) Tax credit carryforward was included in the Other line item in the 2024 financial statement presentation.

For more information about the Company’s assessment of deferred tax assets, refer to Note 1 “Summary of Significant Accounting Policies” in this Form 10-K.

During 2025, the Company re-evaluated its net deferred tax assets as a result of the Sandy Spring acquisition and reviewed its business plan considering the Sandy Spring acquisition, as well as current and projected future realizations of state deferred tax items. As a result, the Company concluded it is more likely than not that a portion of certain state net operating loss carryforwards will not be realized and recorded a valuation allowance via a non-cash charge to income tax expense. The valuation allowance increased to $7.8 million at December 31, 2025 from $4.4 million in December 31, 2024, primarily due to the Sandy Spring acquisition and its historical valuation allowance related to net operating losses in certain state filing jurisdictions.

The NOL carryforwards at December 31, were as follows (dollars in thousands):

		Expiration
	2025	Year
NOL carryforwards – federal (1) (2)	$40,273	2031-2037
NOL carryforwards – federal (1)	25,156	N/A
NOL carryforwards – North Carolina (3)	69,908	2030
NOL carryforwards – Maryland (4)	67,055	N/A
NOL carryforwards – Virginia (4)	58,278	N/A
NOL carryforwards – Delaware (5)	33,713	N/A
Tax credit carryforwards (6)	15,375	N/A

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

(5) Balance is pre-tax and pre-apportionment.

(6) The Company generated tax credits in excess of allowable based on taxable income limitations. The amount is carried forward indefinitely until there is sufficient taxable income to absorb the utilization of the tax credits.

The Company analyzed the tax positions taken or expected to be taken in its tax returns for the periods ending December 31, 2025, 2024, and 2023, and had no material liability related to uncertain tax positions in accordance with applicable ASC 740, Income Taxes.

The components of income tax expense (benefit) for the years ended December 31, were as follows (dollars in thousands):

	2025	2024	2023
Current income tax expense:
Federal	$9,743	$16,465	$33,374
State	3,359	53	2,538
Total current income tax expense	13,102	16,518	35,912
Deferred tax expense (benefit):
Federal	52,383	24,720	3,646
State	(2,209)	9,425	(1,475)
Total deferred income tax expense (1)	50,174	34,145	2,171
Total income tax expense	$63,276	$50,663	$38,083

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

Income tax expense for 2025, 2024, and 2023 varies from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes. A reconciliation between the expected and actual income tax expense, and resulting effective tax rate, is presented in the following table for the years ended December 31, (dollars in thousands):

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Expected federal income tax expense	$70,725	21.0%	$54,557	21.0%	$50,361	21.0%
State income tax (benefit) expense, net of federal income tax effect - Virginia	(65)	NM	8,490	3.3	194	0.1
State income tax (benefit) expense, net of federal income tax effect - Other (1), (2)	(1,113)	(0.3)	956	0.4	336	0.1
Tax credits	(2,877)	(0.9)	(1,475)	(0.6)	(767)	(0.3)
Valuation allowance changes	—	—	—	—	—	—
Non-taxable and non-deductible items
Tax-exempt income, net of expense disallowance	(11,518)	(3.4)	(11,104)	(4.2)	(11,123)	(4.6)
Bank owned life insurance (3)	(4,414)	(1.3)	(3,282)	(1.3)	(2,469)	(1.0)
Executive compensation (3)	4,532	1.3	1,305	0.5	405	0.2
FDIC expense (3)	4,038	1.2	1,340	0.5	852	0.3
Other non-taxable and non-deductible items	2,520	0.7	1,362	0.5	254	0.1
Unrecognized tax benefits (4)	1,594	0.5	—	—	—	—
Other adjustments	(146)	NM	(1,486)	(0.6)	40	NM
Provision for income taxes and effective income tax rate	$63,276	18.8%	$50,663	19.5%	$38,083	15.9%

(1) State taxes in Maryland made up the majority (greater than 50 percent) of the tax effect in this category in 2025.

(2) State taxes in Pennsylvania, Maryland, North Carolina, and South Carolina made up the majority (greater than 50 percent) of the tax effect in this category in 2023.

(3) Includes the impact of the Sandy Spring acquisition.

(4) Unrecognized tax benefits reflect potential exposure to certain state income tax filing obligations where the Company potentially has established a nexus but does not currently file income tax returns. The Company continues to monitor state tax developments and filing requirements for compliance and to manage related risks.

NM = Not Meaningful

The following table presents income taxes paid (net refunds) for the years ended December 31, (dollars in thousands):

	2025	2024	2023
Federal	$415	$2,500	$17,149
State and local income tax, net of federal income tax effect (1)
Maryland	2,736	—	—
Virginia	553	—	—
Other	515	1,254	2,347
Total income taxes paid	$4,219	$3,754	$19,496

(1) State and local jurisdictions were below the threshold for disaggregation for the years ended December 31, 2024 and 2023.

For the years ended December 31, 2025, 2024, and 2023 investment tax credits totaled approximately $12.1 million, $9.3 million, and $4.8 million, respectively.

17. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards and incremental shares related to the Forward Sale Agreements, while excluding any anti-dilutive weighted shares outstanding. Refer to Note 12 “Stockholder’s Equity” in this Form 10-K for more information on the Forward Sale Agreements.

The following table presents basic and diluted EPS calculations for the years ended December 31, (in thousands except per share data):

	2025	2024	2023
Net Income:
Net income	$273,715	$209,131	$201,818
Less: Preferred stock dividends	11,868	11,868	11,868
Net income available to common shareholders	$261,847	$197,263	$189,950

Weighted average shares outstanding, basic	128,777	86,150	74,961
Dilutive effect of stock awards and Forward Sale Agreements	384	1,759	1
Weighted average shares outstanding, diluted	129,161	87,909	74,962

Earnings per common share, basic	$2.03	$2.29	$2.53
Earnings per common share, diluted	$2.03	$2.24	$2.53

18. SEGMENT REPORTING AND REVENUE

Operating Segments

The Company has two reportable operating segments, Wholesale Banking and Consumer Banking, with corporate support functions and intercompany eliminations being presented within Corporate Other.

Segment Results

The following table presents and reconciles income before income taxes compared to the Consolidated Statements of Income. Income before income taxes for the years ended December 31, 2025, 2024, and 2023 totaled $337.0 million, $259.8 million, and $239.9 million, respectively. The information is disaggregated by major source and reportable operating segment for the years ended December 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other (1)	Total
2025
Interest and dividend income	$1,636,974	$902,327	$(717,814)	$1,821,487
Interest expense	1,052,754	483,906	(870,086)	666,574
Net interest income	584,220	418,421	152,272	1,154,913
Provision for credit losses	107,659	34,110	19	141,788
Net interest income after provision for credit losses	476,561	384,311	152,253	1,013,125
Noninterest income	96,565	72,537	50,334	219,436
Noninterest expenses	327,406	382,896	185,268	895,570
Income before income taxes	$245,720	$73,952	$17,319	$336,991
2024
Interest and dividend income	$1,222,101	$619,855	$(614,421)	$1,227,535
Interest expense	844,408	318,839	(634,251)	528,996
Net interest income	377,693	301,016	19,830	698,539
Provision for credit losses	40,072	10,029	(12)	50,089
Net interest income after provision for credit losses	337,621	290,987	19,842	648,450
Noninterest income	44,811	59,344	14,723	118,878
Noninterest expenses	194,704	250,178	62,652	507,534
Income (loss) before income taxes	$187,728	$100,153	$(28,087)	$259,794
2023
Interest and dividend income	$934,242	$452,388	$(432,180)	$954,450
Interest expense	663,257	198,542	(518,362)	343,437
Net interest income	270,985	253,846	86,182	611,013
Provision for credit losses	34,229	(2,616)	5	31,618
Net interest income after provision for credit losses	236,756	256,462	86,177	579,395
Noninterest income	36,791	51,347	2,739	90,877
Noninterest expenses	164,283	228,374	37,714	430,371
Income before income taxes	$109,264	$79,435	$51,202	$239,901

(1) For the year ended December 31, 2023, noninterest expenses include $12.6 million ($9.8 million included within other expenses and $2.8 million included within salaries and benefits), in pre-tax expenses associated with strategic cost saving initiatives, principally composed of severance costs related to headcount reductions, and charges for exiting certain leases.

The following table presents the Company’s operating segment results for key balance sheet metrics as of December 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
2025
LHFI, net of unearned income (1)	$23,179,687	$5,317,949	$(701,469)	$27,796,167
Goodwill (2)	1,254,979	478,308	—	1,733,287
Deposits (3)	11,339,236	17,820,026	1,312,374	30,471,636
2024
LHFI, net of unearned income (1)	$15,514,640	$3,085,207	$(129,226)	$18,470,621
Goodwill (4)	850,035	364,018	—	1,214,053
Deposits (3)	7,193,403	11,899,197	1,305,019	20,397,619

(1) Corporate Other includes acquisition accounting fair value adjustments.

(2) Wholesale Banking and Consumer Banking includes $404.9 million and $114.3 million, respectively, related to the Sandy Spring acquisition. Refer to Note 2 “Acquisitions” and Note 6 “Goodwill and Intangible Assets” in this Form 10-K for more information.

(3) Corporate Other primarily includes brokered deposits.

(4) Wholesale Banking and Consumer Banking includes $210.8 million and $78.0 million, respectively, related to the American National acquisition. Refer to Note 2 “Acquisitions” and Note 6 “Goodwill and Intangible Assets” in this Form 10-K for more information.

Revenue

Noninterest income disaggregated by major source for the years ended December 31, consisted of the following (dollars in thousands):

	2025	2024	2023
Noninterest income:
Service charges on deposit accounts (1):
Overdraft fees	$24,003	$21,472	$20,045
Maintenance fees & other	22,481	15,807	13,195
Other service charges, commissions, and fees (1)	8,058	7,511	7,860
Interchange fees (1)	14,477	12,134	9,678
Fiduciary and asset management fees (1):
Trust asset management fees	30,839	14,520	12,396
Registered advisor management fees	21,538	16	—
Brokerage management fees	10,486	10,992	5,299
Mortgage banking income	8,689	4,202	2,743
Loss on sale of securities	(81)	(6,493)	(40,989)
Bank owned life insurance income	21,020	15,629	11,759
Loan-related interest rate swap fees	18,425	9,435	10,037
Other operating income (2)(3)	39,501	13,653	38,854
Total noninterest income	$219,436	$118,878	$90,877

(1) Income within scope of ASC 606, Revenue from Contracts with Customers.

(2) Includes a $14.8 million pre-tax gain on the sale of our equity interest in Cary Street Partners LLC (“CSP”) and a $10.9 million pre-tax gain on CRE loan sale for the year ended December 31, 2025.

(3) Includes a $29.6 million pre-tax gain related to the sale-leaseback transactions for the year ended December 31, 2023.

The following tables present noninterest income disaggregated by reportable operating segment for the years ended December 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)(3)	Total
2025
Noninterest income:
Service charges on deposit accounts	$16,112	$30,372	$—	$46,484
Other service charges, commissions and fees	2,212	5,808	38	8,058
Fiduciary and asset management fees	54,677	8,186	—	62,863
Mortgage banking income	7	8,682	—	8,689
Other income	23,557	19,489	50,296	93,342
Total noninterest income	$96,565	$72,537	$50,334	$219,436
2024
Noninterest income:
Service charges on deposit accounts	$11,018	$26,261	$—	$37,279
Other service charges, commissions and fees	1,843	5,684	(16)	7,511
Fiduciary and asset management fees	18,146	7,382	—	25,528
Mortgage banking income	—	4,202	—	4,202
Other income	13,804	15,815	14,739	44,358
Total noninterest income	$44,811	$59,344	$14,723	$118,878
2023
Noninterest income:
Service charges on deposit accounts	$8,562	$24,678	$—	$33,240
Other service charges, commissions and fees	1,654	6,206	—	7,860
Fiduciary and asset management fees	12,117	5,578	—	17,695
Mortgage banking income	—	2,743	—	2,743
Other income	14,458	12,142	2,739	29,339
Total noninterest income	$36,791	$51,347	$2,739	$90,877

(1) For the year ended December 31, 2025, other income primarily includes income from BOLI, a $14.8 million pre-tax gain on the sale of the Company’s equity interest in CSP, and a $10.9 million pre-tax gain on CRE loan sale.

(2) For the year ended December 31, 2024, other income primarily includes income from BOLI, equity method investment income, and $6.5 million of pre-tax losses incurred on AFS securities.

(3) For the year ended December 31, 2023, other income primarily includes a $29.6 million pre-tax gain related to the sale-leaseback transactions, a $41.0 million pre-tax loss incurred on the sale of AFS securities, and income from BOLI.

Expense

The following tables present noninterest expense disaggregated by reportable operating segment for the years ended December 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
2025
Noninterest expenses:
Salaries and benefits	$115,793	$104,540	$181,748	$402,081
Occupancy expenses	1,491	28,825	17,850	48,166
Technology and data processing	4,922	1,399	55,618	61,939
Furniture and equipment expenses	348	4,838	16,938	22,124
Loan-related expenses	819	4,380	1,477	6,676
Other expenses (1)	204,033	238,914	(88,363)	354,584
Total noninterest expense	$327,406	$382,896	$185,268	$895,570
2024
Noninterest expenses:
Salaries and benefits	$70,842	$71,643	$128,679	$271,164
Occupancy expenses	857	17,966	11,409	30,232
Technology and data processing	1,563	879	35,078	37,520
Furniture and equipment expenses	161	3,716	10,705	14,582
Loan-related expenses	974	3,178	1,361	5,513
Other expenses (1)	120,307	152,796	(124,580)	148,523
Total noninterest expense	$194,704	$250,178	$62,652	$507,534
2023
Noninterest expenses:
Salaries and benefits	$59,376	$65,174	$112,132	$236,682
Occupancy expenses	736	12,990	11,420	25,146
Technology and data processing	1,345	875	30,264	32,484
Furniture and equipment expenses	195	3,171	10,916	14,282
Loan-related expenses	687	3,886	1,046	5,619
Other expenses (1)	101,944	142,278	(128,064)	116,158
Total noninterest expense	$164,283	$228,374	$37,714	$430,371

(1) Includes allocated expenses.

19. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may have loans issued to its executive officers, directors, and principal shareholders. Pursuant to its policy, such loans are made in the ordinary course of business and do not involve more than the normal risk of collectability.

20. PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by Atlantic Union Bankshares Corporation (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2025, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Parent Company without prior regulatory approval totaled approximately $561.4 million or 11.2% of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2025 and 2024

(Dollars in thousands)

	2025	2024
ASSETS
Cash	$14,509	$15,221
Investments	1,071	1,681
Other assets	26,751	24,028
Investment in subsidiaries	5,775,644	3,565,243
Total assets	$5,817,975	$3,606,173
LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term borrowings	$600,214	$247,826
Trust preferred capital notes	171,647	170,476
Other liabilities	39,716	44,992
Total liabilities	811,577	463,294
Total stockholders' equity	5,006,398	3,142,879
Total liabilities and stockholders' equity	$5,817,975	$3,606,173

PARENT COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2025, 2024, and 2023

(Dollars in thousands)

	2025	2024	2023
Income:
Interest and dividend income	$166	$99	$—
Dividends received from subsidiaries	125,000	132,750	122,000
Other operating income (loss)	13,303	(97)	(1,136)
Total income	138,469	132,752	120,864
Expenses:
Interest expense	44,029	21,791	19,511
Other operating expenses	29,021	19,550	12,479
Total expenses	73,050	41,341	31,990
Income before income taxes and equity in undistributed net income from subsidiaries	65,419	91,411	88,874
Income tax benefit	(14,800)	(547)	(9,210)
Equity in undistributed net income from subsidiaries	193,496	117,173	103,734
Net income	$273,715	$209,131	$201,818
Comprehensive income	$377,314	$192,794	$276,755

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025, 2024, and 2023

(Dollars in thousands)

	2025	2024	2023
Operating activities:
Net income	$273,715	$209,131	$201,818
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(193,496)	(117,173)	(103,734)
Acquisition accounting amortization, net	9,879	1,078	851
Stock-based compensation expense	24,890	13,796	11,101
Deferred tax (benefit) expense	(1,135)	4,419	—
Gain on sale of equity interest investment	(14,757)	—	—
Issuance of common stock for services	1,415	970	735
Net (increase) decrease in other assets	(23,752)	1,536	3,256
Net increase in other liabilities	21,088	1,040	13,201
Net cash provided by operating activities	97,847	114,797	127,228
Investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	611	—	—
Increase in equity method investments	(8,911)	(5,765)	(7,410)
Distributions/sale of equity method investments	44,230	1,249	47
Increase in investment in subsidiaries	(385,000)	—	—
Net cash received in acquisitions	80,902	212	—
Net cash used in investing activities	(268,168)	(4,304)	(7,363)
Financing activities:
Repayments of long-term debt	(16,268)	—	—
Cash dividends paid	(192,133)	(123,875)	(103,285)
Issuance of common stock	—	228	778
Forward sale issuance of common stock	384,963	—	—
Vesting of restricted stock, net of shares held for taxes	(6,953)	(3,961)	(2,494)
Net cash provided by (used in) financing activities	169,609	(127,608)	(105,001)
(Decrease) increase in cash and cash equivalents	(712)	(17,115)	14,864
Cash, cash equivalents and restricted cash at beginning of the period	15,221	32,336	17,472
Cash, cash equivalents and restricted cash at end of the period	$14,509	$15,221	$32,336
Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for net assets in acquisition	$1,275,441	$505,402	$—

Transactions related to bank acquisition
Assets acquired	1,637,042	521,218	—
Liabilities assumed	361,072	30,398	—

21. SUBSEQUENT EVENTS

On January 29, 2026, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on March 2, 2026 to preferred shareholders of record as of February 13, 2026.

The Company’s Board of Directors also declared a quarterly dividend of $0.37 per share of common stock. The common stock dividend is payable on February 27, 2026 to common shareholders of record as of February 13, 2026.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective on December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Form 10-K. Ernst & Young’s attestation report on the Company’s internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Insider Trading Policy

We have adopted a Policy Statement on Insider Trading (the “Insider Trading Policy”) that is filed as Exhibit 19 to this Form 10-K. Our Insider Trading Policy governs the purchase, sale and/or other dispositions of our securities and applies to all directors, officers, and employees. It is also our policy to take appropriate steps to comply with applicable federal and state securities laws and regulations, as well as applicable stock exchange listing standards, when we engage in transactions in our securities. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any stock exchange listing standards applicable to the Company.

We incorporate by reference the other information required by Item 10 that is contained in our definitive proxy statement for our 2026 annual meeting of shareholders, to be filed within 120 days after December 31, 2025 (the “Proxy Statement”) under the captions:

●	“Proposal 1 - Election of Directors—Biographical Information of Our Director Nominees”;
●	“Executive Officers”;
●	“Delinquent Section 16(a) Reports”;
●	“Corporate Governance—Code of Business Conduct and Ethics”;
●	“Policy on the Consideration and Evaluation of Director Candidates”; and
●	“Corporate Governance—Board Committees and Membership.”

ITEM 11. EXECUTIVE COMPENSATION.

We incorporate by reference the information required by Item 11 that is contained in our Proxy Statement under the captions:

●	“Director Compensation”;
●	“Compensation Discussion and Analysis”;
●	“Executive Compensation”;
●	“Report of the Compensation Committee”;
●	“CEO Compensation Pay Ratio”; and
●	“Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes information relating to our equity compensation plans, pursuant to which securities are authorized for issuance, as of December 31, 2025:

Number of securities
	Number of		remaining available
	securities to be issued	Weighted-average	for future issuance
	upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (A))
Plan Category	(A)(1)	(B)(2)	(C)(3)
Equity compensation plans approved by security holders	518,671	$—	2,370,597
Total	518,671	$—	2,370,597

(1) Represents shares to be issued upon settlement of 211,781 RSUs and 306,890 PSUs under our 2021 Plan and 2025 Plan. For PSUs, represents the number of shares issuable at target levels of performance.

(2) Does not include shares issuable upon vesting of outstanding RSUs and PSUs, which have no exercise price and are included in column (a).

(3) Represents the number of shares available for grant under the 2025 Plan. No further awards may be granted under the 2021 Plan.

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

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Form 10-K:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8 of this Form 10-K:

◾	Reports of Independent Registered Public Accounting Firm (PCAOB ID 42);
◾	Consolidated Balance Sheets - December 31, 2025 and 2024;
◾	Consolidated Statements of Income - Years ended December 31, 2025, 2024, and 2023;
◾	Consolidated Statements of Comprehensive Income (Loss) -Years ended December 31, 2025, 2024, and 2023;
◾	Consolidated Statements of Changes in Stockholder’s Equity - Years ended December 31, 2025, 2024, and 2023;
◾	Consolidated Statements of Cash Flows - Years ended December 31, 2025, 2024, and 2023; and
◾	Notes to Consolidated Financial Statements for the Years ended December 31, 2025, 2024, and 2023.

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

2.2

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

Articles of Amendment designating the 6.875% Perpetual Non-Cumulative Preferred Stock, Series A, effective June 9, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 9, 2020)

3.2

Amended and Restated Bylaws of Atlantic Union Bankshares Corporation, effective as of October 30, 2025 (incorporated by reference to Exhibit 3.2 to Current Report on Form 10-Q filed on November 4, 2025)

4.1

Subordinated Indenture, dated as of December 5, 2016, between Union Bankshares Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 5, 2016)

4.2

Second Supplemental Indenture, dated as of December 8, 2021, between Atlantic Union Bankshares Corporation and U.S. Bank National Association, as Trustee (including the form of Note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on December 8, 2021)

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

4.6	Description of the Company’s Capital Stock (incorporated by reference to Exhibit 4.6 to Annual Report on Form 10-K filed on February 27, 2025)

10.1*

Amended and Restated Management Continuity Agreement between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Robert M. Gorman, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed on February 25, 2022)

10.2*

Amended and Restated Employment Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Robert M. Gorman, dated January 14, 2022 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed on February 25, 2022)

10.3*

Atlantic Union Bankshares Corporation Supplemental Individual Disability Plan, effective October 1, 2019 (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K filed on February 24, 2023)

10.4*

Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K filed on February 25, 2020)

10.4.1*

First Amendment to Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.5.1 to Annual Report on Form 10-K filed on February 25, 2022)

10.4.2*

162(m) Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.5.2 to Annual Report on Form 10-K filed on February 25, 2022)

10.4.3*

Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, effective September 1, 2019 (incorporated by reference to Exhibit 10.6.1 to Annual Report on Form 10-K filed on February 25, 2020)

10.4.4*

Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Atlantic Union Bankshares Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.6.2 to Annual Report on Form 10-K filed on February 25, 2020)

10.5*

Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed on February 25, 2020)

10.5.1*

First Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, as restated effective January 1, 2018 (incorporated by reference to Exhibit 10.6.1 to Annual Report on Form 10-K filed on February 25, 2022)

10.5.2*

Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, effective September 1, 2019 (incorporated by reference to Exhibit 10.7.1 to Annual Report on Form 10-K filed on February 25, 2020)

10.5.3*

Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Atlantic Union Bankshares Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.7.2 to Annual Report on Form 10-K filed on February 25, 2020)

10.6*

Amended and Restated Virginia Bankers Association Deferred Compensation Plan for Directors and Executives of Atlantic Union Bankshares Corporation, as restated effective January 1, 2023 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 4, 2023)

10.6.1*

Adoption Agreement for the Restated Virginia Bankers Association Nonqualified Supplemental Deferred Compensation Plan of Atlantic Union Bankshares Corporation (for Directors and Executives), effective January 1, 2023 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 4, 2023)

10.7*

Atlantic Union Bankshares Corporation Executive Severance Plan (as amended and restated effective November 18, 2021) (re-filed to update Schedule A thereto) (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed on February 27, 2025)

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

10.10*	Schedule of Atlantic Union Bankshares Corporation Non-Employee Director Compensation (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on February 27, 2025)

10.11*	Management Incentive Plan (incorporated by reference to Exhibit 10.12 to Quarterly Report on Form 10-Q filed on May 2, 2024)

10.12*	Atlantic Union Bankshares Corporation Executive Stock Ownership Policy, adopted December 10, 2020 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on February 26, 2021)

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

10.24

Additional Forward Sale Agreement, dated as of October 21, 2024, between Atlantic Union Bankshares Corporation and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 22, 2024)

10.25*

Consulting Agreement, effective as of April 1, 2025, by and between Atlantic Union Bankshares Corporation and Daniel J. Schrider (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 1, 2025)

10.26*	Atlantic Union Bankshares Corporation 2025 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 6, 2025)

10.27*	Sandy Spring Bancorp, Inc. 2024 Equity Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed on April 1, 2025)

10.28*

Form of Performance Share Unit Agreement under the Atlantic Union Bankshares Corporation 2025 Stock and Incentive Plan (for awards with a relative TSR performance measure granted on or after May 6, 2025) (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on August 5, 2025)

10.29*

Form of Time-Based Restricted Stock Agreement under the Atlantic Union Bankshares 2025 Corporation Stock and Incentive Plan (for awards on or after May 6, 2025) (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on August 5, 2025)

10.30*

Form of Performance Share Unit Agreement under the Atlantic Union Bankshares Corporation 2025 Stock and Incentive Plan (for awards with a relative core ROATCE performance measure granted on or after May 6, 2025) (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed on August 5, 2025)

10.31*

Employment Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Alexander D. Dodd, dated as of February 23, 2026 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 24, 2026)

10.32*

Management Continuity Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Alexander D. Dodd, dated as of February 23, 2026 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 24, 2026)

10.33*	Relocation Agreement between Atlantic Union Bank and Alexander Dodd, dated January 29, 2026 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 24, 2026)

10.34*

Transition and Consulting Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Robert M. Gorman, dated as of February 23, 2026 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 24, 2026)

19	Atlantic Union Bankshares Corporation Policy Statement on Insider Trading (incorporated by reference to Exhibit 19 to Annual Report on Form 10-K filed on February 27, 2025)

21.1	Subsidiaries of Atlantic Union Bankshares Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Atlantic Union Bankshares Corporation Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed on February 22, 2024)

101.0

Interactive data files formatted in Inline eXtensible Business Reporting Language - pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024, and 2023, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023 and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2025, 2024, and 2023.

104.0	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).
*	Indicates management contract.

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

Atlantic Union Bankshares Corporation

By:	/s/ John C. Asbury	Date: February 26, 2026
John C. Asbury
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2026.

Signature	Title

/s/ Nancy Howell Agee	Director
Nancy Howell Agee

/s/ Mona Abutaleb Stephenson	Director
Mona Abutaleb Stephenson

/s/ John C. Asbury	Director, President, and Chief Executive Officer (principal executive
John C. Asbury	officer)

/s/ Patrick E. Corbin	Director
Patrick E. Corbin

/s/ Rilla S. Delorier	Director
Rilla S. Delorier
/s/ Frank Russell Ellett	Director
Frank Russell Ellett

/s/ Paul Engola	Director
Paul Engola

/s/ Robert M. Gorman	Executive Vice President and Chief Financial Officer (principal financial
Robert M. Gorman	and accounting officer)

/s/ Donald R. Kimble	Director
Donald R. Kimble

/s/ Patrick J. McCann	Director
Patrick J. McCann

/s/ Mark C. Micklem	Director
Mark C.Micklem

/s/ Michelle A. O’Hara	Director
Michelle A. O’Hara

/s/ Linda V. Schreiner	Vice Chair of the Board of Directors
Linda V. Schreiner

/s/ Daniel J. Schrider	Director
Daniel J. Schrider

/s/ Joel R. Shepherd	Director
Joel R. Shepherd

/s/ Ronald L. Tillett	Chair of the Board of Directors
Ronald L. Tillett

/s/ Keith L. Wampler	Director
Keith L. Wampler

/s/ F. Blair Wimbush	Director
F. Blair Wimbush