Form 10-Q
period 2026-03-31
Atlantic Union Bankshares Corp
filed 2026-05-05
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of April 28, 2026 was 143,115,672.

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

“Our common stock” refers to the Company’s common stock, par value $1.33 per share, and the term “depositary shares” means the Company’s depositary shares, each representing a 1/400th ownership interest in a share of the Company’s Series A preferred stock, with a liquidation preference of $10 thousand per share of Series A preferred stock (equivalent to $25 per depositary share). “Series A preferred stock” refers to the Company’s 6.875% Perpetual Non-Cumulative Preferred Stock, Series A, par value $10.00 per share.

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

ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALLL	–	Allowance for loan and lease losses, a component of the ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
BOLI	–	Bank owned life insurance
bps	–	Basis points
CDI	–	Core deposit intangible
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FOMC	–	Federal Open Market Committee
FTE	–	Fully taxable equivalent
GAAP	–	Accounting principles generally accepted in the United States
HTM	–	Held to maturity
LHFI	–	Loans held for investment, net of unearned income
LHFS	–	Loans held for sale
MBS	–	Mortgage-Backed Securities
NDFI	–	Non-depository financial institutions
NPA	–	Nonperforming assets
NYSE	–	New York Stock Exchange
PCD	–	Purchased credit deteriorated
RUC	–	Reserve for unfunded commitments
SEC	–	U.S. Securities and Exchange Commission
SOFR	–	Secured Overnight Financing Rate
TLM	–	Troubled loan modification

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(Dollars in thousands, except share data)

	March 31,	December 31,
	2026	2025
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$451,370	$234,257
Interest-bearing deposits in other banks	321,302	706,014
Federal funds sold	7,456	26,191
Total cash and cash equivalents	780,128	966,462
Securities available for sale, at fair value	4,011,410	4,194,301
Securities held to maturity, at carrying value	870,288	884,216
Restricted stock, at cost	177,513	190,200
Loans held for sale	20,776	18,486
Loans held for investment, net of unearned income	27,946,424	27,796,167
Less: allowance for loan and lease losses	291,100	295,108
Total loans held for investment, net	27,655,324	27,501,059
Premises and equipment, net	162,549	166,752
Goodwill	1,754,875	1,733,287
Amortizable intangibles, net	300,099	315,544
Bank owned life insurance	675,816	672,890
Other assets	906,233	942,557
Total assets	$37,315,011	$37,585,754
LIABILITIES
Noninterest-bearing demand deposits	$6,843,726	$6,844,629
Interest-bearing deposits	23,547,530	23,627,007
Total deposits	30,391,256	30,471,636
Securities sold under agreements to repurchase	144,605	75,432
Other short-term borrowings	385,000	650,000
Long-term borrowings	774,982	771,860
Other liabilities	566,852	610,428
Total liabilities	32,262,695	32,579,356
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	188,940	188,563
Additional paid-in capital	3,890,335	3,888,841
Retained earnings	1,251,356	1,184,908
Accumulated other comprehensive loss	(278,488)	(256,087)
Total stockholders' equity	5,052,316	5,006,398
Total liabilities and stockholders' equity	$37,315,011	$37,585,754

Common shares issued and outstanding	142,060,496	141,776,886
Common shares authorized	200,000,000	200,000,000
Preferred shares issued and outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Interest and dividend income:
Interest and fees on loans	$419,628	$271,515
Interest on deposits in other banks	2,146	2,513
Interest and dividends on securities:
Taxable	41,008	23,648
Nontaxable	8,953	8,160
Total interest and dividend income	471,735	305,836
Interest expense:
Interest on deposits	141,779	115,587
Interest on short-term borrowings	5,227	909
Interest on long-term borrowings	12,356	5,176
Total interest expense	159,362	121,672
Net interest income	312,373	184,164
Provision for credit losses	2,737	17,638
Net interest income after provision for credit losses	309,636	166,526
Noninterest income:
Service charges on deposit accounts	12,116	9,683
Other service charges, commissions and fees	1,938	1,762
Interchange fees	3,326	2,949
Fiduciary and asset management fees	20,178	6,697
Mortgage banking income	2,026	973
Bank owned life insurance income	5,200	3,537
Loan-related interest rate swap fees	3,975	2,400
Other operating income	6,024	1,162
Total noninterest income	54,783	29,163
Noninterest expenses:
Salaries and benefits	113,413	75,415
Occupancy expenses	13,202	8,580
Furniture and equipment expenses	5,555	3,914
Technology and data processing	15,602	10,188
Professional services	5,768	4,687
Marketing and advertising expense	7,328	3,184
FDIC assessment premiums and other insurance	6,846	5,201
Franchise and other taxes	4,705	4,643
Loan-related expenses	2,851	1,249
Amortization of intangible assets	15,446	5,398
Merger-related costs	9,034	4,940
Other expenses	10,060	6,785
Total noninterest expenses	209,810	134,184
Income before income taxes	154,609	61,505
Income tax expense	32,444	11,687
Net Income	$122,165	$49,818
Dividends on preferred stock	2,967	2,967
Net income available to common shareholders	$119,198	$46,851

Basic earnings per common share	$0.84	$0.53
Diluted earnings per common share	$0.84	$0.52
Dividends declared per common share	$0.37	$0.34
Basic weighted average number of common shares outstanding	141,901,606	89,222,296
Diluted weighted average number of common shares outstanding	142,280,978	90,072,795

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$122,165	$49,818
Other comprehensive income:
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $594 and $2,747 for the three months ended March 31, 2026 and March 31, 2025, respectively)	(1,982)	10,336
AFS securities:
Unrealized holding (losses) gains arising during period (net of tax, $5,833 and $4,188 for the three months ended March 31, 2026 and March 31, 2025, respectively)	(20,538)	15,754
Reclassification adjustment for (gains) losses included in net income (net of tax, $1 and $21 for the three months ended March 31, 2026 and March 31, 2025, respectively) (1)	(1)	81
Bank owned life insurance:
Unrealized holding gains (losses) arising during the period	323	(10)
Reclassification adjustment for gains included in net income (2)	(203)	(190)
Other comprehensive (loss) income:	(22,401)	25,971
Comprehensive income	$99,764	$75,789

(1) The gross amounts reclassified into earnings are reported as "Other operating income" on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense.

(2) Reclassifications into earnings are reported in "Salaries and benefits" expense on the Company’s Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2025	$188,563	$173	$3,888,841	$1,184,908	$(256,087)	$5,006,398
Net Income				122,165		122,165
Other comprehensive loss (net of taxes of $6,428)					(22,401)	(22,401)
Dividends on common stock ($0.37 per share)				(52,750)		(52,750)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (283,610 shares)	377		(5,302)			(4,925)
Stock-based compensation expense			6,796			6,796
Balance - March 31, 2026	$188,940	$173	$3,890,335	$1,251,356	$(278,488)	$5,052,316

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2024	$118,519	$173	$2,280,547	$1,103,326	$(359,686)	$3,142,879
Net Income				49,818		49,818
Other comprehensive income (net of taxes of $6,957)					25,971	25,971
Dividends on common stock ($0.34 per share)				(30,542)		(30,542)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (228,311 shares)	304		(3,698)			(3,394)
Stock-based compensation expense			3,451			3,451
Balance - March 31, 2025	$118,823	$173	$2,280,300	$1,119,635	$(333,715)	$3,185,216

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

(Dollars in thousands)

	2026	2025
Operating activities:
Net income	$122,165	$49,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,737	17,638
Depreciation of premises and equipment	4,917	3,168
Amortization, net	6,218	6,160
Accretion related to acquisitions, net	(17,758)	(7,155)
BOLI income	(5,200)	(3,537)
Loans held for sale:
Originations and purchases	(90,346)	(44,255)
Proceeds from sales	87,420	43,803
Changes in operating assets and liabilities:
Net decrease in other assets	50,837	17,141
Net decrease in other liabilities	(33,662)	(20,749)
Net cash provided by operating activities	127,328	62,032
Investing activities:
Securities AFS and restricted stock:
Purchases	(121,441)	(131,017)
Proceeds from sales	80,140	41,366
Proceeds from maturities, calls and paydowns	214,320	72,477
Securities HTM:
Purchases	—	(25,436)
Proceeds from maturities, calls and paydowns	12,668	7,036
Net change in other investments	(9,342)	(6,694)
Net (increase) decrease in LHFI	(146,632)	53,435
Net purchases of premises and equipment	(7,019)	(2,398)
Proceeds from BOLI settlements	492	—
Proceeds from sales of foreclosed properties and former bank premises	—	874
Net cash provided by investing activities	23,186	9,643
Financing activities:
Net increase (decrease) in:
Non-interest-bearing deposits	(903)	194,125
Interest-bearing deposits	(79,111)	(89,286)
Short-term borrowings	(195,827)	(59,257)
Dividends paid	(55,717)	(33,509)
Vesting of restricted stock, net of shares held for taxes	(5,290)	(3,684)
Net cash (used in) provided by financing activities	(336,848)	8,389
(Decrease) increase in cash and cash equivalents	(186,334)	80,064
Cash, cash equivalents and restricted cash at beginning of the period	966,462	354,074
Cash, cash equivalents and restricted cash at end of the period	$780,128	$434,138

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

(Dollars in thousands)

	2026	2025
Supplemental Disclosure of Cash Flow Information
Cash payments (refunds) for:
Interest	$156,358	$119,161
Income taxes	(6,218)	697

Supplemental schedule of noncash investing and financing activities
Transfers from bank premises to other real estate owned	6,235	—

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

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

Basis of Financial Information

The accounting policies and practices of Atlantic Union Bankshares Corporation and subsidiaries conform to accounting principles generally accepted in the United States (“GAAP”) and follow general practices within the banking industry. The consolidated financial statements include the accounts of the Company, which is a financial holding company and a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Atlantic Union Bank, which owns Atlantic Union Equipment Finance, Inc., AUB Investments, Inc., and Atlantic Union Capital Markets, Inc.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses (“ALLL”), the fair value of financial instruments, valuation of deferred tax assets, and valuation of acquired assets and liabilities. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other period.

Effective January 1, 2026, the Company made certain changes to its allowance methodology as part of the continued enhancement of its credit modeling practices, resulting in more dynamic and precise modeling that allows for more granularity in the monitoring of our expected credit losses. As a result of this change, the Company moved from two loan portfolio segments (Commercial and Consumer) to three portfolio segments (Commercial Real Estate (“CRE”), Commercial and Industrial, and Consumer), by reorganizing the former Commercial segment into the CRE and Commercial and Industrial segments, with no changes made to the Consumer segment. These changes were accounted for prospectively as a change in accounting estimate, did not have a material impact on the Company’s consolidated financial statements, and resulted in no changes to previously reported values. For more information on this change in estimate, see the Company’s allowance for credit losses (“ACL”) and loans held for investment (“LHFI”) accounting policies described below. For information regarding the Company’s collectively assessed prior allowance methodology, as well as the Company’s reserve for unfunded commitments (“RUC”) and the allowance for credit losses on securities policies, see Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2025 Form 10-K.

Allowance for Credit Losses

The ACL primarily consists of the ALLL, RUC, and the allowance for credit losses on securities. The Company’s ACL is governed by the Company’s Allowance Committee, which reports to the Audit Committee and contains representatives from the Company’s finance, credit, and risk teams, and is responsible for approving the Company’s estimate of expected credit losses and resulting ACL. The Allowance Committee considers the quantitative model results and qualitative factors when approving the final ACL. The Company’s ACL model is subject to the Company’s model risk management program, which is overseen by the Operational Risk Committee that reports to the Company’s Executive Risk Committee and Board Risk Committee. The ALLL includes qualitative adjustments to capture the impact of factors or uncertainties not reflected in the quantitative model. These adjustments are comprised of relevant internal and external factors within the qualitative framework that adheres to the Interagency Policy Statement on Allowances for Credit Losses.

Allowance for Loan and Lease Losses: The ALLL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Changes in the ALLL are recorded as a provision for loan losses to bring the ALLL to an estimated balance that management considers appropriate to absorb expected credit losses over the expected contractual life of the loan portfolio. Loans are charged off against the ALLL when management believes the amount is no longer collectible based on an evaluation of the borrower’s financial condition, repayment capacity, collateral values, and other observable factors affecting collectability. Subsequent recoveries of previously charged off amounts are recorded as increases to the ALLL; however, expected recoveries are not to exceed the aggregate of amounts previously charged off.

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

The Company’s ALLL measures the expected lifetime loss using both pooled and loan-level assumptions for financial assets that share common risk characteristics and evaluates an individual reserve in instances where the financial assets do not share the same risk characteristics.

Collectively Assessed Reserve Consideration – Loans that share common risk characteristics are considered collectively assessed. Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics.

Effective January 1, 2026, the Company now uses either a loan-level probability of default/loss given default methodology or a segment level loss rate model for its loan portfolio. The ALLL is estimated using quantitative methods that consider a variety of factors from both internal and external sources at the loan, portfolio, and macroeconomic environment levels. The Company’s quantitative models consider various macroeconomic variables including the unemployment rate, gross domestic product, home price index, and others for a reasonable and supportable forecast period. The ALLL quantitative estimate is sensitive to changes in the macroeconomic variable forecasts during the reasonable and supportable period.

The estimated loan losses that are forecasted using the methodology described above are then adjusted for changes in qualitative factors not inherently considered in the quantitative analysis. The qualitative factors include, among others, credit concentrations of the loan portfolio, economic uncertainty, model imprecision, and factors related to credit administration.

Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ALLL, could change significantly. In estimating the ALLL, the Company considers multiple forecast scenarios to address the uncertainty inherent in macroeconomic variable forecasts. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that an improvement in one factor may offset deterioration in others.

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

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews include annual commercial loan reviews performed by the Company’s commercial bankers in accordance with the commercial loan policy, relationship reviews that accompany annual loan renewals, and independent reviews by its Credit Risk Review Group. Upon origination, each commercial loan is assigned an initial risk rating in accordance with the Company’s underwriting guidelines, which require newly originated loans to be rated between one and four, with ratings closer to one indicating lower credit risk. The Company’s full risk rating scale ranges from one to nine, and loans may migrate to higher risk ratings over time if their risk profile deteriorates. The risk rating scale is the Company’s primary credit quality indicator for commercial loans. Consumer loans are not risk rated unless past due status, bankruptcy, or other events result in the assignment of a Substandard or worse risk rating in accordance with the consumer loan policy. Delinquency status is the Company’s primary credit quality indicator for Consumer loans.

Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2025 Form 10-K for additional information on the Company’s policies and for further information on the Company’s credit quality indicators.

Loans Held for Investment

Prior to January 1, 2026, the Company applied ALLL methodologies to two portfolio segments: Commercial and Consumer. As disclosed above, effective January 1, 2026, the Company made certain changes to its allowance methodology as part of the continued enhancement of its credit modeling practices, resulting in more dynamic and precise modeling that allow for more granularity in the monitoring of our expected credit losses. As a result of this change, the Company moved from two loan portfolio segments (Commercial and Consumer) to three portfolio segments (CRE, Commercial and Industrial, and Consumer), by reorganizing the former Commercial segment into the CRE and Commercial and Industrial segments, with no changes made to the Consumer segment. The Company defines the three loan portfolio segments as follows:

CRE:

●	CRE – Non-Owner Occupied - Term loans typically made to borrowers to support income producing properties that rely upon the successful operation of the property for repayment. General market conditions and economic activity may impact the performance of these types of loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by diversifying the lending to various property types, such as retail, office, office warehouse, and hotel, as well as avoiding concentrations to any one business, industry, property type, or market.

●	CRE – Owner Occupied - Term loans made to support owner occupied real estate properties that rely upon the successful operation of the business occupying the property for repayment. General market conditions and economic activity may affect these types of loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by avoiding concentrations to any one business or industry.

●	Construction and Land Development - Construction loans generally made to commercial and residential developers and builders for specific construction projects. The successful repayment of these types of loans is generally dependent upon (a) a commitment for permanent financing from the Company or other lender, or (b) from the sale of the constructed property. These loans carry more risk than both types of CRE term loans due to the dynamics of construction projects, changes in interest rates, the long-term financing market, and state and local government regulations. As in CRE term lending, the Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations to any one business, industry, property type, or market.

Also included in this category are loans generally made to residential home builders to support their lot and home construction inventory needs. Repayment relies upon the sale of the underlying residential real estate project. This type of lending is generally viewed as carrying a higher level of risk as compared to other commercial lending. This class of lending manages risks related to residential real estate market conditions, a functioning primary and secondary market in which to finance the sale of residential properties, and the borrower’s ability to manage inventory and run projects. The Company manages this risk by lending to experienced builders and developers by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations with any particular customer or geographic region.

●	Multifamily Real Estate - Loans made to real estate investors to support permanent financing for multifamily residential income producing properties that rely on the successful operation of the property for repayment. This operation mainly involves property maintenance, re-leasing upon tenant turnover and collection of rents due from tenants. The Company manages this risk by avoiding concentrations with any particular customer and if necessary, in any particular submarket.

●	Residential 1-4 Family – Commercial - Loans made to commercial borrowers where the loan is secured by residential property. The Residential 1-4 Family - Commercial loan portfolio carries risks associated with the creditworthiness of the tenant, the ability to re-lease the property when vacancies occur, and changes in loan-to-value ratios. The Company manages these risks through policies and procedures, such as limiting loan-to-value ratios at origination, requiring guarantees, experienced underwriting, and requiring standards for appraisers.

●	Other Commercial (Farmland) - Portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment. The Company manages these risks by using general underwriting policies and procedures for these types of loans and experienced underwriting. Loans secured by farmland are included in this category.

Commercial and Industrial:

●	Commercial & Industrial - Loans generally made to support borrowers’ needs for short-term or seasonal cash flow and equipment/vehicle purchases. Repayment relies upon the successful operation of the business. This type of lending typically carries a lower level of commercial credit risk as compared to other commercial lending. The Company manages this risk by using general underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry.

●	Other Commercial (Other) - Portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment. The Company manages these risks by using general underwriting policies and procedures for these types of loans and experienced underwriting. Loans that support small business lines of credit and agricultural lending are included in this category.

Consumer:

●	Auto - The consumer indirect auto lending portfolio carries certain risks associated with the values of the collateral that management must mitigate. The Company focuses its indirect auto lending on one to two-year-old used vehicles where substantial depreciation has already occurred thereby minimizing the risk of significant loss of collateral values in the future. This type of lending places reliance on computer-based loan approval systems to supplement other underwriting standards.

●	Consumer - Included in this category are loans to consumer borrowers for various personal and household purposes as well as loans purchased through various third-party lending programs. These portfolios carry risks associated with the borrower, changes in the economic environment, and the vendors themselves. The Company manages these risks through policies that require minimum credit scores and other underwriting requirements, robust analysis of actual performance versus expected performance, as well as ensuring compliance with the Company’s vendor management program.

●	Residential 1-4 Family – Consumer - Loans generally made to consumer residential borrowers. The Residential 1-4 Family - Consumer loan portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, experienced underwriting, requiring standards for appraisers, and not making subprime loans.

●	Residential 1-4 Family – Revolving - The consumer portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures, such as limiting loan-to-value ratios at origination, using experienced underwriting, requiring standards for appraisers, and not making subprime loans.

The allowance methodology changes were accounted for prospectively as a change in accounting estimate, did not have a material impact on the Company’s consolidated financial statements, and resulted in no changes to previously reported values. See Note 4 “Loans and Allowance for Loan and Lease Losses” within this Item 1 of this Quarterly Report and “Critical Accounting Estimates” in Part I, Item 2 of this Quarterly Report for additional information on the change in methodology.

Adoption of New Accounting Standards – In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-10 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This update established authoritative guidance on the accounting for government grants received by business entities. The amendments are effective for fiscal years beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company early adopted ASU 2025-10 effective January 1, 2026, on a modified prospective basis. ASU 2025-10 did not have a material impact on the Company’s consolidated financial statements.

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

Goodwill associated with the Sandy Spring acquisition totaled $540.8 million at March 31, 2026, allocated between the Company’s Wholesale Banking ($431.7 million) and Consumer Banking ($109.1 million) reporting segments, which is not deductible for tax purposes. The goodwill at March 31, 2026 was calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date, inclusive of measurement period adjustments primarily related to loans, other assets, and other liabilities, which resulted in a $44.0 million increase in goodwill associated with the Sandy Spring acquisition compared to April 1, 2025. As of March 31, 2026, the measurement period concluded and goodwill was finalized.

The following table provides a summary of the consideration transferred and the fair value of the assets acquired and liabilities assumed as of the date of the Sandy Spring acquisition, inclusive of the aforementioned measurement period adjustments (dollars in thousands).

Purchase price consideration		$1,275,969

Fair value of assets acquired:
Cash and cash equivalents	$270,211
Securities available for sale ("AFS")	1,266,925
Restricted stock	68,310
Loans held for sale ("LHFS") - CRE	1,839,638
LHFS - Non-CRE	29,152
LHFI	8,572,384
Premises and equipment	59,402
Core deposit intangible ("CDI") and other intangibles	290,650
Bank owned life insurance ("BOLI")	170,482
Lease right of use ("ROU") assets	40,808
Other assets (1)	337,509
Total assets	$12,945,471

Fair value of liabilities assumed:
Deposits	$11,227,922
Short-term borrowings	272,201
Long-term borrowings	560,761
Lease liabilities	40,808
Other liabilities	108,631
Total liabilities	$12,210,323

Fair value of net assets acquired		$735,148
Goodwill		$540,821

(1) Other assets include deferred tax assets, accrued interest receivable, accounts receivable, and other intangibles, as well as other miscellaneous assets acquired from Sandy Spring.

The Company assessed the fair value for significant assets acquired and liabilities assumed based on the following methods:

●	Cash and cash equivalents: The fair value was determined to approximate the carrying amount based on the short-term nature of these assets.
●	Securities AFS: The fair value of the investment portfolio was based on pricing obtained by independent pricing services and quoted market prices.
●	Restricted stock: The carrying value approximates the fair value.
●	LHFS CRE and non-CRE: Fair values were estimated using a discounted cash flow analysis that considered factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates.
●	LHFI: Fair values for LHFI were estimated using a discounted cash flow analysis that considered factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates. The discount rates were developed considering market participants’ view of loan types, liquidity risk, the maturity of the loans, service costs and a required return of capital. Expected cash flows were derived using inputs that considered estimated credit losses and prepayments.
●	Premises and equipment: The fair value of bank premises and equipment held for use was valued by obtaining recent market data for similar property types with adjustments for characteristics of individual properties.
●	CDI and other intangibles: CDI represents the future economic benefit of acquired customer deposits. The fair value of the CDI asset was estimated based on a discounted cash flow methodology that incorporated expected customer attrition rates, cost of deposit base, net maintenance cost associated with customer deposits, and the cost for

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
●	BOLI: The fair value of BOLI is carried at its current cash surrender value, which is the most reasonable estimate of fair value.
●	Lease ROU assets and lease liabilities: The fair value of the lease ROU assets was measured at an amount equal to the lease liability and evaluated for favorable or unfavorable lease terms when compared with market terms on a lease-by-lease basis.
●	Deposits: The fair value of interest-bearing and non-interest-bearing deposits is the amount payable on demand at the acquisition date. The fair value of time deposits was estimated using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
●	Short-Term Borrowings: Acquired short term borrowings consisted of Federal Home Loan Bank (“FHLB”) overnight borrowings and borrowings under repurchase agreements. The carrying amount on short-term borrowings was determined to approximate fair value.
●	Long-Term Borrowings: The fair values of long-term borrowings, including trust preferred securities and subordinated debt, were estimated using a discounted cash flow approach analysis, factoring in market terms and the structural terms of the borrowings.

Unaudited Pro forma Impact of the Acquisition

The following table presents for illustrative purposes only certain unaudited pro forma information as if the Company had acquired Sandy Spring on January 1, 2025. These results combine the historical results of Sandy Spring in the Company's Consolidated Statements of Income and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity. These results are not indicative of what would have occurred had the Sandy Spring acquisition taken place on January 1, 2025. No adjustments have been made to the pro forma results regarding possible revenue enhancements, provision for credit losses, or expense efficiencies. Pro forma adjustments below include the net impact of Sandy Spring’s accretion and the elimination of merger-related costs. Merger-related costs as disclosed in the Company’s Consolidated Statement of Income were related to the Sandy Spring acquisition and include costs associated with employee severance, other employee related costs, professional fees, information technology related costs, including system conversion, and lease and contract termination expenses. Merger-related costs have been expensed as incurred. The Company expects to achieve further operating cost savings and other business synergies, as a result of the Sandy Spring acquisitions, which are not reflected in the pro forma amounts below (dollars in thousands):

Pro forma
Three Months Ended
March 31,
2025 (2)
(unaudited)
Total revenues (1)	$360,315
Net income available to common shareholders (3)	$70,582

(1) Includes net interest income and noninterest income.

(2) Includes the net impact of Sandy Spring’s accretion adjustments of $21.0 million.

(3) Excludes merger-related costs of $4.6 million.

The Company’s operating results for the three months ended March 31, 2026, include the operating results of the acquired assets and assumed liabilities of Sandy Spring subsequent to the acquisition on April 1, 2025. Revenues and earnings since the acquisition date of the former operations of Sandy Spring have not been disclosed due to the merging of certain processes and the conversion of Sandy Spring’s systems that occurred in the fourth quarter of 2025. As a result, separate financial information is not readily available.

3. SECURITIES AND OTHER INVESTMENTS

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of March 31, 2026 are as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
U.S. government and agency securities	$101,788	$392	$(77)	$102,103
Obligations of states and political subdivisions	587,355	118	(115,269)	472,204
Corporate and other bonds (1)	216,280	466	(3,736)	213,010
Commercial MBS
Agency	347,910	809	(40,053)	308,666
Non-agency	111,773	104	(2,354)	109,523
Total commercial MBS	459,683	913	(42,407)	418,189
Residential MBS
Agency	2,808,181	8,408	(168,862)	2,647,727
Non-agency	158,214	760	(2,777)	156,197
Total residential MBS	2,966,395	9,168	(171,639)	2,803,924
Other securities	1,980	—	—	1,980
Total AFS securities	$4,333,481	$11,057	$(333,128)	$4,011,410

(1) Other bonds include asset-backed securities.

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of December 31, 2025 are as follows (dollars in thousands):

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

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value (2)	Losses	Value	Losses
March 31, 2026
U.S. government and agency securities	$26,206	$(69)	$620	$(8)	$26,826	$(77)
Obligations of states and political subdivisions	4,126	(185)	455,363	(115,084)	459,489	(115,269)
Corporate and other bonds (1)	61,260	(202)	82,663	(3,534)	143,923	(3,736)
Commercial MBS
Agency	45,786	(293)	160,332	(39,760)	206,118	(40,053)
Non-agency	65,561	(555)	21,320	(1,799)	86,881	(2,354)
Total commercial MBS	111,347	(848)	181,652	(41,559)	292,999	(42,407)
Residential MBS
Agency	557,665	(3,797)	827,330	(165,065)	1,384,995	(168,862)
Non-agency	54,459	(440)	28,511	(2,337)	82,970	(2,777)
Total residential MBS	612,124	(4,237)	855,841	(167,402)	1,467,965	(171,639)
Total AFS securities	$815,063	$(5,541)	$1,576,139	$(327,587)	$2,391,202	$(333,128)

December 31, 2025
U.S. government and agency securities	$6,689	$(6)	$737	$(8)	$7,426	$(14)
Obligations of states and political subdivisions	25	—	473,201	(101,487)	473,226	(101,487)
Corporate and other bonds (1)	37,988	(75)	98,125	(4,132)	136,113	(4,207)
Commercial MBS
Agency	44,536	(166)	161,001	(39,640)	205,537	(39,806)
Non-agency	39,171	(177)	22,429	(1,728)	61,600	(1,905)
Total commercial MBS	83,707	(343)	183,430	(41,368)	267,137	(41,711)
Residential MBS
Agency	359,095	(1,564)	886,626	(163,960)	1,245,721	(165,524)
Non-agency	48,559	(247)	24,868	(2,311)	73,427	(2,558)
Total residential MBS	407,654	(1,811)	911,494	(166,271)	1,319,148	(168,082)
Total AFS securities	$536,063	$(2,235)	$1,666,987	$(313,266)	$2,203,050	$(315,501)

(1) Other bonds include asset-backed securities.

(2) Comprised of 693 and 703 individual securities as of March 31, 2026 and December 31, 2025, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at March 31, 2026 and December 31, 2025 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities (“MBS”) are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating. The Company’s AFS investment portfolio is generally highly-rated or agency backed. At March 31, 2026 and December 31, 2025, all AFS securities were current with no securities past due or on non-accrual, and no ACL was held against the Company’s AFS securities portfolio.

The following table presents the amortized cost and estimated fair value of AFS securities as of the periods ended, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026		December 31, 2025
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$88,280	$88,670	$63,692	$63,993
Due after one year through five years	268,750	268,837	298,683	299,727
Due after five years through ten years	476,315	454,579	492,242	475,707
Due after ten years	3,500,136	3,199,324	3,635,381	3,354,874
Total AFS securities	$4,333,481	$4,011,410	$4,489,998	$4,194,301

Refer to Note 8 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements and for other purposes as permitted or required by law as of March 31, 2026 and December 31, 2025.

Accrued interest receivable on AFS securities totaled $13.8 million and $15.0 million at March 31, 2026 and December 31, 2025, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three months ended March 31, 2026 and March 31, 2025, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

Held to Maturity

The Company reports held to maturity (“HTM”) securities on the Company’s Consolidated Balance Sheets at carrying value. Carrying value is amortized cost, which includes any unamortized unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) prior to reclassifying the securities from AFS securities to HTM securities. The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of March 31, 2026 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
Obligations of states and political subdivisions	$781,389	$1,689	$(26,266)	$756,812
Corporate and other bonds (1)	2,124	—	(33)	2,091
Commercial MBS
Agency	28,955	—	(5,690)	23,265
Non-agency	10,919	66	(482)	10,503
Total commercial MBS	39,874	66	(6,172)	33,768
Residential MBS
Agency	35,085	—	(4,562)	30,523
Non-agency	11,816	—	(178)	11,638
Total residential MBS	46,901	—	(4,740)	42,161
Total HTM securities	$870,288	$1,755	$(37,211)	$834,832

(1) Other bonds include asset-backed securities.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2025 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
Obligations of states and political subdivisions	$793,162	$4,139	$(20,951)	$776,350
Corporate and other bonds (1)	2,255	—	(26)	2,229
Commercial MBS
Agency	29,074	—	(5,619)	23,455
Non-agency	11,703	103	(504)	11,302
Total commercial MBS	40,777	103	(6,123)	34,757
Residential MBS
Agency	35,793	—	(4,397)	31,396
Non-agency	12,229	—	(149)	12,080
Total residential MBS	48,022	—	(4,546)	43,476
Total HTM securities	$884,216	$4,242	$(31,646)	$856,812

(1) Other bonds include asset-backed securities.

The following table presents the amortized cost of HTM securities as of the periods ended, by security type and credit rating (dollars in thousands):

	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	subdivisions	bonds	securities	securities
March 31, 2026
Credit Rating:
AAA/AA/A	$770,694	$—	$1,690	$772,384
BBB/BB/B	1,116	—	—	1,116
Not Rated – Agency (1)	—	—	64,040	64,040
Not Rated – Non-Agency (2)	9,579	2,124	21,045	32,748
Total	$781,389	$2,124	$86,775	$870,288
December 31, 2025
Credit Rating:
AAA/AA/A	$782,453	$—	$1,702	$784,155
BBB/BB/B	1,122	—	—	1,122
Not Rated – Agency (1)	—	—	64,867	64,867
Not Rated – Non-Agency (2)	9,587	2,255	22,230	34,072
Total	$793,162	$2,255	$88,799	$884,216

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

	March 31, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$11,727	$11,779	$507	$503
Due after one year through five years	13,874	14,100	18,813	19,150
Due after five years through ten years	240,645	231,530	222,284	216,095
Due after ten years	604,042	577,423	642,612	621,064
Total HTM securities	$870,288	$834,832	$884,216	$856,812

Refer to Note 8 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of March 31, 2026 and December 31, 2025.

Accrued interest receivable on HTM securities totaled $7.8 million and $9.9 million at March 31, 2026 and December 31, 2025, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three months ended March 31, 2026 and March 31, 2025, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities and agency MBS. At March 31, 2026 and December 31, 2025, the Company’s HTM securities were all current, with no securities past due or on non-accrual. The Company’s HTM securities ACL was immaterial at March 31, 2026 and December 31, 2025.

Restricted Stock, at cost

The FHLB required the Bank to maintain stock in an amount equal to 4.75% of outstanding borrowings and a specific percentage of the member’s total assets at March 31, 2026 and December 31, 2025. The Federal Reserve Bank of Richmond (“FRB”) requires the Company to maintain stock with a par value equal to 6% of its outstanding capital at March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, restricted stock consisted of FRB stock in the amount of $141.2 million and FHLB stock in the amount of $36.3 million and $49.0 million, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three months ended March 31, (dollars in thousands):

	2026	2025
Realized gains (losses) (1):
Gross realized gains	$2	$14
Gross realized losses	—	(116)
Net realized gains (losses)	$2	$(102)
Proceeds from sales of securities	$80,140	$41,366

(1) Includes gains (losses) on sales and calls of securities.

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans Held for Investment

The Company’s LHFI, net, are loans stated at their amortized cost, net of the ALLL and net of unearned income. The LHFI consisted of the following as of the periods ended (dollars in thousands):

	March 31, 2026	December 31, 2025
Construction and Land Development	$1,748,413	$1,666,381
CRE – Owner Occupied	4,319,847	4,305,796
CRE – Non-Owner Occupied	7,212,035	7,178,515
Multifamily Real Estate	2,321,504	2,418,250
Commercial & Industrial	5,384,856	5,229,728
Residential 1-4 Family – Commercial	1,053,303	1,100,157
Residential 1-4 Family – Consumer	2,839,216	2,825,259
Residential 1-4 Family – Revolving	1,257,079	1,248,284
Auto	156,843	183,720
Consumer	109,755	121,488
Other Commercial	1,543,573	1,518,589
Total LHFI, net of unearned income (1)	27,946,424	27,796,167
Allowance for loan and lease losses	(291,100)	(295,108)
Total LHFI, net	$27,655,324	$27,501,059

(1) Total LHFI, net of unearned income included unamortized deferred fees and costs, as well as unamortized premiums and discounts totaling $761.0 million and $803.2 million as of March 31, 2026 and December 31, 2025, respectively.

Accrued interest receivable on LHFI totaled $101.9 million and $106.5 million at March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable write-offs were not material to the Company’s consolidated financial statements for the three months ended March 31, 2026 and March 31, 2025.

The following table shows the aging of the Company’s LHFI portfolio by class at March 31, 2026 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,739,577	$2,866	$3,299	$186	$2,485	$1,748,413
CRE – Owner Occupied	4,292,079	8,223	8,767	4,362	6,416	4,319,847
CRE – Non-Owner Occupied	7,188,492	5,445	4,084	1,793	12,221	7,212,035
Multifamily Real Estate	2,289,801	6,944	—	4,195	20,564	2,321,504
Commercial & Industrial	5,341,394	10,396	10,432	3,675	18,959	5,384,856
Residential 1-4 Family – Commercial	1,041,327	4,076	323	1,161	6,416	1,053,303
Residential 1-4 Family – Consumer	2,786,485	22,015	1,841	4,449	24,426	2,839,216
Residential 1-4 Family – Revolving	1,242,063	4,094	1,218	4,340	5,364	1,257,079
Auto	153,466	2,212	411	239	515	156,843
Consumer	109,072	268	333	70	12	109,755
Other Commercial	1,539,884	2,714	525	—	450	1,543,573
Total LHFI, net of unearned income	$27,723,640	$69,253	$31,233	$24,470	$97,828	$27,946,424
% of total loans	99.20%	0.25%	0.11%	0.09%	0.35%	100.00%

The following table shows the aging of the Company’s LHFI portfolio by class at December 31, 2025 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,659,048	$1,455	$94	$1,481	$4,303	$1,666,381
CRE – Owner Occupied	4,284,562	7,241	3,171	4,788	6,034	4,305,796
CRE – Non-Owner Occupied	7,154,178	9,482	1,455	2,099	11,301	7,178,515
Multifamily Real Estate	2,366,442	52	247	6,140	45,369	2,418,250
Commercial & Industrial	5,197,839	8,935	3,552	9,114	10,288	5,229,728
Residential 1-4 Family – Commercial	1,087,181	2,634	1,306	2,379	6,657	1,100,157
Residential 1-4 Family – Consumer	2,772,790	17,911	5,628	5,633	23,297	2,825,259
Residential 1-4 Family – Revolving	1,233,032	3,994	2,157	3,458	5,643	1,248,284
Auto	178,615	3,332	797	404	572	183,720
Consumer	120,806	444	171	55	12	121,488
Other Commercial	1,513,629	3,242	143	—	1,575	1,518,589
Total LHFI, net of unearned income	$27,568,122	$58,722	$18,721	$35,551	$115,051	$27,796,167
% of total loans	99.18%	0.21%	0.07%	0.13%	0.41%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status with no related ALLL as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2026	2025
Construction and Land Development	$—	$2,700
CRE – Owner Occupied	1,365	1,430
CRE – Non-Owner Occupied	7,382	10,097
Multifamily Real Estate	19,885	45,369
Commercial & Industrial	9,535	2,751
Residential 1-4 Family – Commercial	4,548	4,597
Residential 1-4 Family – Consumer	1,094	1,122
Total LHFI, net of unearned income	$43,809	$68,066

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2026 and March 31, 2025.

Troubled Loan Modifications (“TLMs”)

The following tables present the amortized cost basis of TLMs for the three months ended March 31, (dollars in thousands):

	2026
	Amortized Cost	% of Total Class of Financing Receivable
Term Extension
Construction and Land Development	9	NM %
Residential 1-4 Family – Consumer	232	0.01%
Total Term Extension	$241

Combination – Other-Than-Insignificant Payment Delay and Term Extension
CRE – Non-Owner Occupied	$16,048	0.22%
Total Combination – Other-Than-Insignificant Payment Delay and Term Extension	$16,048

Combination – Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$459	0.02%
Total Combination – Term Extension and Interest Rate Reduction	$459

Total	$16,748

NM = Not Meaningful

	2025
	Amortized Cost	% of Total Class of Financing Receivable
Term Extension
CRE – Owner Occupied	305	0.01%
Residential 1-4 Family – Commercial	332	0.04%
Residential 1-4 Family – Consumer	201	0.20%
Total Term Extension	$838

Combination – Other-Than-Insignificant Payment Delay and Term Extension
Commercial and Industrial	$493	0.01%
Total Combination – Other-Than-Insignificant Payment Delay and Term Extension	$493

Combination – Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$840	0.07%
Total Combination – Term Extension and Interest Rate Reduction	$840

Total	$2,171

The following tables describe the financial effects of TLMs on a weighted average basis for TLMs within that loan type for the three months ended March 31,:

2026

Combination – Other-Than-Insignificant Payment Delay and Term Extension
Loan Type	Financial Effect
CRE – Non-Owner Occupied	Added a weighted-average 1.1 years to the life of loans.

2025

Combination – Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family – Consumer	Added a weighted-average 1.6 years to the life of loans and reduced the weighted average contractual interest rate from 5.0% to 2.1%.

The Company considers a default of a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. During the three months ended March 31, 2026 and March 31, 2025, the Company did not have any material loans that went into default that had been modified and designated as TLMs in the twelve-month period prior to the time of default.

The Company monitors the performance of TLMs to determine the effectiveness of the modifications. During the three months ended March 31, 2026 and March 31, 2025, the Company did not have any material loans that had been modified and designated as TLMs that were past due.

As of March 31, 2026 and December 31, 2025, there were no material unfunded commitments on loans modified and designated as TLMs.

Allowance for Credit Losses

Effective January 1, 2026, the Company made certain changes to its allowance methodology as part of the continued enhancement of its credit modeling practices, resulting in more dynamic and precise modeling that allow for more granularity in the monitoring of our expected credit losses. As a result of this change, the Company moved from two loan portfolio segments (Commercial and Consumer) to three portfolio segments (CRE, Commercial and Industrial, and Consumer), by reorganizing the former Commercial segment into the CRE and Commercial and Industrial segments, with no changes made to the Consumer segment. The Company defines the three loan portfolio segments as follows:

●	CRE: Construction and Land Development, CRE – Owner Occupied, CRE – Non-Owner Occupied, Multifamily Real Estate, Residential 1-4 Family – Commercial, and Other Commercial (Farmland)
●	Commercial and Industrial: Commercial & Industrial and Other Commercial (Other)
●	Consumer: Auto, Consumer, Residential 1-4 Family – Consumer, and Residential 1-4 Family – Revolving

The allowance methodology changes were accounted for prospectively as a change in accounting estimate, did not have a material impact on the Company’s consolidated financial statements, and resulted in no changes to previously reported values. Prior year tables do not reflect the allowance methodology changes, which were effective January 1, 2026. See Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 and “Critical Accounting Estimates” in Part I, Item 2 of this Quarterly Report for additional information on the change in methodology.

The following table shows the ALLL activity by loan segment for the three months ended March 31, reflecting the changes made to the Company’s allowance methodology effective January 1, 2026 (dollars in thousands):

	2026
	CRE	Commercial and Industrial	Consumer	Total
Balance at beginning of period	$152,477	$80,336	$62,295	$295,108
Loans charged-off (1)	—	(2,198)	(703)	(2,901)
Recoveries credited to allowance	367	542	398	1,307
Provision (release) charged to operations	19,056	(19,983)	(1,487)	(2,414)
Balance at end of period	$171,900	$58,697	$60,503	$291,100

(1) In accordance with GAAP, amounts for the three months ended March 31, 2026 exclude $39.5 million of net charge-offs related to certain purchased credit deteriorated (“PCD”) loans that met the Company’s charge-off policy at the time of the acquisition. The amounts excluded for the three months ended March 31, 2026 related to measurement period adjustments recorded in the first quarter of 2026 associated with the Sandy Spring acquisition, based on additional information and evidence obtained by the Company relating to events or circumstances existing at the acquisition date.

The following table shows the ALLL activity by loan segment for the three months ended March 31, reflecting the Company’s previous allowance methodology (dollars in thousands):

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

The following table presents additional information related to the acquired Sandy Spring loan portfolio at the acquisition date, including the initial ACL at acquisition on the PCD loans (dollars in thousands):

PCD Loans	April 1, 2025
Book value of acquired loans at acquisition (1)	$1,642,597
Initial ACL at acquisition (2)	(28,265)
Non-credit discount at acquisition (1)	(119,513)
Purchase Price	$1,494,819

Non-PCD Loans:
Fair Value	$7,077,565
Gross contractual amounts receivable	7,676,836
Estimate of contractual cash flows not expected to be collected	130,113

(1) The Company recorded measurement period adjustments associated with the Sandy Spring acquisition, based on additional information and evidence obtained by the Company relating to events or circumstances existing at the acquisition date, reducing the book value of loans acquired at acquisition and the non-credit discount at acquisition.

(2) In accordance with GAAP, the amounts exclude $101.2 million of net charge-offs related to certain PCD loans that met the Company’s charge-off policy at the time of the acquisition.

Credit Quality Indicators

Credit quality indicators are used to help estimate the collectability of each loan class within the loan portfolio segments. For classes of loans within the CRE and Commercial and Industrial segments, the primary credit quality indicator used for evaluating credit quality and estimating the ALLL is risk rating categories of Pass (including Pass-Watch), Special Mention, Substandard, and Doubtful. For classes of loans within the Consumer segment, the primary credit quality indicator used for evaluating credit quality and estimating the ALLL is delinquency bands of current, 30-59, 60-89, 90+, and nonaccrual. While other credit quality indicators are evaluated and analyzed as part of the Company’s credit risk management activities, these indicators are primarily used in estimating the ALLL. The Company evaluates the credit risk of its loan portfolio on at least a quarterly basis.

Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2025 Form 10-K for additional information on the Company’s policies and for further information on the Company’s credit quality indicators.

CRE and Commercial and Industrial Loans

The Company uses a risk rating system as the primary credit quality indicator for classes of loans within the CRE and Commercial and Industrial segments. The Company defines pass loans as risk rated 1-5 and criticized loans as risk rated 6-9. See Note 4 “Loans and Allowance For Loan and Lease Losses” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2025 Form 10-K for information on the Company’s risk rating system.

The table below details the amortized cost and gross write-offs of the classes of loans within the CRE segment by risk level and year of origination as of March 31, reflecting the changes made to the Company’s allowance methodology effective January 1, 2026 (dollars in thousands):

	2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Construction and Land Development
Pass	$73,514	$535,427	$366,153	$236,047	$82,869	$88,878	$239,014	$1,621,902
Watch	—	48,143	1,773	14,028	4,543	1,369	13,373	83,229
Special Mention	—	737	487	931	—	3,592	26,215	31,962
Substandard	—	315	1,918	73	598	8,416	—	11,320
Total Construction and Land Development	$73,514	$584,622	$370,331	$251,079	$88,010	$102,255	$278,602	$1,748,413
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

CRE – Owner Occupied
Pass	$140,517	$428,309	$289,757	$294,767	$491,493	$2,251,113	$46,422	$3,942,378
Watch	—	4,226	18,427	25,421	18,394	92,522	1,706	160,696
Special Mention	—	4,261	9,814	12,325	5,990	84,089	2,026	118,505
Substandard	—	—	11,272	16,359	8,416	62,081	140	98,268
Total CRE – Owner Occupied	$140,517	$436,796	$329,270	$348,872	$524,293	$2,489,805	$50,294	$4,319,847
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

CRE – Non-Owner Occupied
Pass	$225,363	$939,888	$504,180	$772,349	$1,001,773	$3,215,046	$104,497	$6,763,096
Watch	—	16,095	555	22,872	27,293	87,896	100	154,811
Special Mention	—	125	1,431	4,662	36,111	141,915	—	184,244
Substandard	—	—	—	6,270	18,177	85,415	22	109,884
Total CRE – Non-Owner Occupied	$225,363	$956,108	$506,166	$806,153	$1,083,354	$3,530,272	$104,619	$7,212,035
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily Real Estate
Pass	$62,681	$246,617	$105,062	$289,441	$399,238	$761,149	$56,860	$1,921,048
Watch	—	—	—	13,980	9,521	87,158	1,321	111,980
Special Mention	—	—	669	21,577	56,618	35,496	—	114,360
Substandard	—	—	731	3,581	58,889	110,915	—	174,116
Total Multifamily Real Estate	$62,681	$246,617	$106,462	$328,579	$524,266	$994,718	$58,181	$2,321,504
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 Family – Commercial
Pass	$19,742	$88,554	$62,509	$75,344	$176,551	$553,968	$6,078	$982,746
Watch	—	2,675	2,188	1,542	5,659	14,382	2,956	29,402
Special Mention	—	1,073	2,662	—	1,211	20,178	—	25,124
Substandard	—	816	1,215	—	834	12,913	253	16,031
Total Residential 1-4 Family – Commercial	$19,742	$93,118	$68,574	$76,886	$184,255	$601,441	$9,287	$1,053,303
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Other Commercial (Farmland)
Pass	$—	$1,535	$1,292	$696	$3,448	$23,016	$275	$30,262
Watch	—	—	233	—	166	1,395	—	1,794
Special Mention	—	—	—	71	—	7,516	1,881	9,468
Substandard	—	—	—	—	—	18	—	18
Total Other Commercial (Farmland)	$—	$1,535	$1,525	$767	$3,614	$31,945	$2,156	$41,542
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Total CRE
Pass	$521,817	$2,240,330	$1,328,953	$1,668,644	$2,155,372	$6,893,170	$453,146	$15,261,432
Watch	—	71,139	23,176	77,843	65,576	284,722	19,456	541,912
Special Mention	—	6,196	15,063	39,566	99,930	292,786	30,122	483,663
Substandard	—	1,131	15,136	26,283	86,914	279,758	415	409,637
Total CRE	$521,817	$2,318,796	$1,382,328	$1,812,336	$2,407,792	$7,750,436	$503,139	$16,696,644
Total current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

The table below details the amortized cost and gross write-offs of the classes of loans within the Commercial and Industrial segment by risk level and year of origination as of March 31, reflecting the changes made to the Company’s allowance methodology effective January 1, 2026 (dollars in thousands):

	2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial & Industrial
Pass	$315,733	$1,121,173	$633,911	$388,315	$444,267	$523,069	$1,437,684	$4,864,152
Watch	161	16,077	30,642	31,728	30,030	23,945	108,461	241,044
Special Mention	—	4,991	23,020	5,247	12,875	16,192	73,023	135,348
Substandard	—	4,661	13,131	32,560	22,372	16,323	55,265	144,312
Total Commercial & Industrial	$315,894	$1,146,902	$700,704	$457,850	$509,544	$579,529	$1,674,433	$5,384,856
Current period gross write-off	$—	$—	$—	$(362)	$(110)	$—	$(288)	$(760)

Other Commercial (Other)
Pass	$37,468	$304,037	$230,542	$162,940	$145,753	$313,594	$270,179	$1,464,513
Watch	2,726	—	5,226	105	19,838	747	—	28,642
Special Mention	—	—	—	419	—	—	105	524
Substandard	—	543	—	3,252	3,425	1,042	90	8,352
Total Other Commercial (Other)	$40,194	$304,580	$235,768	$166,716	$169,016	$315,383	$270,374	$1,502,031
Current period gross write-off	$—	$—	$—	$—	$—	$(1,438)	$—	$(1,438)

Total Commercial & Industrial
Pass	$353,201	$1,425,210	$864,453	$551,255	$590,020	$836,663	$1,707,863	$6,328,665
Watch	2,887	16,077	35,868	31,833	49,868	24,692	108,461	269,686
Special Mention	—	4,991	23,020	5,666	12,875	16,192	73,128	135,872
Substandard	—	5,204	13,131	35,812	25,797	17,365	55,355	152,664
Total Commercial & Industrial	$356,088	$1,451,482	$936,472	$624,566	$678,560	$894,912	$1,944,807	$6,886,887
Total current period gross write-off	$—	$—	$—	$(362)	$(110)	$(1,438)	$(288)	$(2,198)

The table below details the amortized cost and gross write-offs of the classes of loans within the Commercial segment by risk level and year of origination as of December 31, reflecting the Company’s previous allowance methodology (dollars in thousands):

	2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Construction and Land Development
Pass	$557,083	$381,768	$233,793	$84,396	$39,055	$58,001	$242,753	$1,596,849
Watch	10,712	136	51	671	989	3,260	7,759	23,578
Special Mention	542	2,092	2,980	463	793	4,845	26,145	37,860
Substandard	319	547	74	135	2,519	4,500	—	8,094
Total Construction and Land Development	$568,656	$384,543	$236,898	$85,665	$43,356	$70,606	$276,657	$1,666,381
Current period gross write-off	$—	$—	$-	$—	$(40)	$(3)	$—	$(43)

CRE – Owner Occupied
Pass	$442,571	$305,006	$298,355	$497,750	$500,885	$1,823,826	$53,556	$3,921,949
Watch	4,532	14,892	31,258	17,474	12,006	77,890	2,121	160,173
Special Mention	6,962	7,435	6,210	10,907	6,604	77,134	1,275	116,527
Substandard	—	6,644	16,427	7,014	27,267	49,520	140	107,012
Doubtful	—	—	—	—	—	135	—	135
Total CRE – Owner Occupied	$454,065	$333,977	$352,250	$533,145	$546,762	$2,028,505	$57,092	$4,305,796
Current period gross write-off	$—	$—	$—	$—	$—	$(147)	$—	$(147)

CRE – Non-Owner Occupied
Pass	$905,007	$486,703	$811,972	$1,060,691	$741,739	$2,628,053	$78,676	$6,712,841
Watch	—	556	39,149	17,010	23,926	59,738	196	140,575
Special Mention	505	1,434	2,600	23,267	76,411	68,195	—	172,412
Substandard	—	—	6,264	38,108	1,138	107,153	24	152,687
Total CRE – Non-Owner Occupied	$905,512	$488,693	$859,985	$1,139,076	$843,214	$2,863,139	$78,896	$7,178,515
Current period gross write-off	$—	$—	$—	$—	$—	$(491)	$—	$(491)

Commercial & Industrial
Pass	$1,125,728	$730,095	$446,849	$487,440	$251,752	$351,402	$1,344,042	$4,737,308
Watch	16,322	35,316	13,751	39,156	8,963	21,615	121,435	256,558
Special Mention	6,978	16,326	5,861	8,117	4,029	5,914	60,923	108,148
Substandard	2,785	12,444	33,386	21,588	10,563	5,663	41,285	127,714
Total Commercial & Industrial	$1,151,813	$794,181	$499,847	$556,301	$275,307	$384,594	$1,567,685	$5,229,728
Current period gross write-off	$—	$(1,605)	$(69)	$(2,483)	$(10)	$(197)	$(34,451)	$(38,815)

Multifamily Real Estate
Pass	$192,761	$123,570	$289,889	$441,536	$247,973	$592,615	$49,203	$1,937,547
Watch	—	—	14,029	25,464	98,973	3,850	1,317	143,633
Special Mention	—	671	21,572	62,470	—	18,533	—	103,246
Substandard	2,372	729	—	71,278	37,422	74,668	47,355	233,824
Total Multifamily Real Estate	$195,133	$124,970	$325,490	$600,748	$384,368	$689,666	$97,875	$2,418,250
Current period gross write-off	$—	$—	$—	$—	$—	$(47)	$—	$(47)

Residential 1-4 Family – Commercial
Pass	$93,538	$70,435	$82,732	$198,071	$172,024	$408,213	$4,255	$1,029,268
Watch	2,975	2,533	1,558	6,193	3,887	11,349	2,431	30,926
Special Mention	2,404	1,277	—	1,209	860	17,009	—	22,759
Substandard	—	248	—	206	4,843	11,654	253	17,204
Total Residential 1-4 Family – Commercial	$98,917	$74,493	$84,290	$205,679	$181,614	$448,225	$6,939	$1,100,157
Current period gross write-off	$—	$—	$—	$—	$—	$(185)	$—	$(185)

Other Commercial
Pass	$270,356	$246,933	$172,163	$157,255	$168,474	$179,392	$276,970	$1,471,543
Watch	—	—	113	20,631	746	5,873	—	27,363
Special Mention	—	—	75	—	184	6,944	2,688	9,891
Substandard	556	—	4,519	3,040	1,552	35	90	9,792
Total Other Commercial	$270,912	$246,933	$176,870	$180,926	$170,956	$192,244	$279,748	$1,518,589
Current period gross write-off	$—	$—	$(140)	$(2,617)	$—	$(3,514)	$—	$(6,271)

Total Commercial
Pass	$3,587,044	$2,344,510	$2,335,753	$2,927,139	$2,121,902	$6,041,502	$2,049,455	$21,407,305
Watch	34,541	53,433	99,909	126,599	149,490	183,575	135,259	782,806
Special Mention	17,391	29,235	39,298	106,433	88,881	198,574	91,031	570,843
Substandard	6,032	20,612	60,670	141,369	85,304	253,193	89,147	656,327
Doubtful	—	—	—	—	—	135	—	135
Total Commercial	$3,645,008	$2,447,790	$2,535,630	$3,301,540	$2,445,577	$6,676,979	$2,364,892	$23,417,416
Total current period gross write-off	$—	$(1,605)	$(209)	$(5,100)	$(50)	$(4,584)	$(34,451)	$(45,999)

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost and gross write-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of March 31, (dollars in thousands):

	2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$67,916	$327,876	$193,403	$193,081	$683,016	$1,305,417	$15,776	$2,786,485
30-59 Days Past Due	—	850	94	3,422	2,422	15,202	25	22,015
60-89 Days Past Due	—	—	—	202	57	1,464	118	1,841
90+ Days Past Due	—	281	869	433	356	2,458	52	4,449
Nonaccrual	—	239	654	1,160	6,086	15,955	332	24,426
Total Residential 1-4 Family – Consumer	$67,916	$329,246	$195,020	$198,298	$691,937	$1,340,496	$16,303	$2,839,216
Current period gross write-off	$—	$—	$—	$(47)	$—	$—	$—	$(47)

Residential 1-4 Family – Revolving
Current	$4,667	$17,462	$10,916	$21,671	$35,451	$12,515	$1,139,381	$1,242,063
30-59 Days Past Due	—	—	—	80	157	94	3,763	4,094
60-89 Days Past Due	—	—	—	—	143	—	1,075	1,218
90+ Days Past Due	—	—	31	141	122	16	4,030	4,340
Nonaccrual	—	56	—	127	84	32	5,065	5,364
Total Residential 1-4 Family – Revolving	$4,667	$17,518	$10,947	$22,019	$35,957	$12,657	$1,153,314	$1,257,079
Current period gross write-off	$—	$—	$—	$—	$—	$—	$(1)	$(1)

Auto
Current	$575	$1,808	$1,557	$32,053	$76,952	$40,521	$—	$153,466
30-59 Days Past Due	—	13	—	520	1,010	669	—	2,212
60-89 Days Past Due	—	—	—	25	226	160	—	411
90+ Days Past Due	—	—	—	66	86	87	—	239
Nonaccrual	—	29	—	87	253	146	—	515
Total Auto	$575	$1,850	$1,557	$32,751	$78,527	$41,583	$—	$156,843
Current period gross write-off	$—	$(12)	$—	$(80)	$(182)	$(129)	$—	$(403)

Consumer
Current	$3,871	$12,523	$7,130	$4,069	$4,814	$29,296	$47,369	$109,072
30-59 Days Past Due	—	75	22	7	18	103	43	268
60-89 Days Past Due	—	14	20	31	2	262	4	333
90+ Days Past Due	—	18	—	—	49	—	3	70
Nonaccrual	—	—	2	—	8	2	—	12
Total Consumer	$3,871	$12,630	$7,174	$4,107	$4,891	$29,663	$47,419	$109,755
Current period gross write-off	$—	$(27)	$(36)	$(4)	$(4)	$(144)	$(37)	$(252)

Total Consumer
Current	$77,029	$359,669	$213,006	$250,874	$800,233	$1,387,749	$1,202,526	$4,291,086
30-59 Days Past Due	—	938	116	4,029	3,607	16,068	3,831	28,589
60-89 Days Past Due	—	14	20	258	428	1,886	1,197	3,803
90+ Days Past Due	—	299	900	640	613	2,561	4,085	9,098
Nonaccrual	—	324	656	1,374	6,431	16,135	5,397	30,317
Total Consumer	$77,029	$361,244	$214,698	$257,175	$811,312	$1,424,399	$1,217,036	$4,362,893
Total current period gross write-off	$—	$(39)	$(36)	$(131)	$(186)	$(273)	$(38)	$(703)

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

As of March 31, 2026 and December 31, 2025, the Company did not have any material revolving loans convert to term.

5. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. The Company has determined that its core deposit intangibles have finite lives and are amortized over their estimated useful lives, which is ten years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from three years to 16 years, using various methods. The Company concluded that there was no impairment to goodwill or intangible assets as of the balance sheet date. In the normal course of business, the Company routinely monitors the impact of the changes in the financial markets and includes these assessments in the Company’s impairment process.

As a result of the Sandy Spring acquisition, the Company recorded goodwill totaling $540.8 million at March 31, 2026. See Note 2 “Acquisitions” within this Item 1 of this Quarterly Report for more information on the Sandy Spring acquisition.

The following table presents the Company’s goodwill and intangible assets by operating segment as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
March 31, 2026
Goodwill (1)	$1,281,726	$473,149	$—	$1,754,875
Intangible Assets	49,719	598	249,782	300,099
December 31, 2025
Goodwill	$1,254,979	$478,308	$—	$1,733,287
Intangible Assets	50,916	621	264,007	315,544
(1)	During the first quarter of 2026, goodwill was reallocated among reporting units as a result of measurement period adjustments associated with the Sandy Spring acquisition, resulting in a $26.7 million increase in Wholesale Banking and a $5.2 million decrease in Consumer Banking. Refer to Note 2 “Acquisitions” within this Item 1 of this Quarterly Report for more information.

Amortization expense of intangibles for the three months ended March 31, 2026 and March 31, 2025 totaled $15.4 million and $5.4 million, respectively. As of March 31, 2026, the estimated remaining amortization expense of intangibles is as follows for the years ending (dollars in thousands):

For the remaining nine months of 2026	$44,837
2027	50,407
2028	41,936
2029	35,235
2030	30,719
Thereafter	96,965
Total estimated amortization expense	$300,099

6. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with terms ranging from 17 months to 122 months. At both March 31, 2026 and December 31, 2025, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $122.4 million.

Total net investment in sales-type and direct financing leases are included in “Loans held for investment, net of unearned income” on the Company’s Consolidated Balance Sheets and consisted of the following as of the periods ended (dollars in thousands):

	March 31, 2026	December 31, 2025
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$654,051	$614,543
Unguaranteed residual values, net of unearned income and deferred selling profit	42,034	41,570
Total net investment in sales-type and direct financing leases	$696,085	$656,113

Lessee Arrangements

The Company’s lessee arrangements consist of operating and finance leases; however, the majority of the leases have been classified as non-cancellable operating leases and are for real estate leases with remaining lease terms of up to 15 years.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information as of and for the following periods ended (dollars in thousands):

	March 31, 2026		December 31, 2025
	Operating	Finance	Operating	Finance
ROU assets	$94,359	$8,875	$98,073	$9,191
Lease liabilities	115,117	10,588	118,915	10,895
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	8.13	10.42	8.22	10.35
Weighted-average discount rate (1)	5.73%	3.71%	5.69%	3.63%

(1) A lease implicit rate or an incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$90	$16
Operating Cash Flows from Operating Leases	6,305	3,751
Financing Cash Flows from Finance Leases	324	330
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,478	$688
Finance leases	17	—

	Three months ended March 31,
	2026	2025
Net Operating Lease Cost	$6,347	$3,488
Finance Lease Cost:
Amortization of right-of-use assets	333	230
Interest on lease liabilities	90	16
Total Lease Cost	$6,770	$3,734

The maturities of lessor and lessee arrangements outstanding as of March 31, 2026 are presented in the table below for the years ending (dollars in thousands):

	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining nine months of 2026	$129,878	$19,145	$1,376
2027	178,638	23,313	2,027
2028	144,059	20,494	2,064
2029	113,306	16,154	692
2030	87,245	12,774	565
Thereafter	100,521	58,671	6,783
Total undiscounted cash flows	753,647	150,551	13,507
Less: Adjustments (1)	99,596	35,434	2,919
Total (2)	$654,051	$115,117	$10,588

(1) Lessor – unearned income and unearned guaranteed residual value; Lessee – imputed interest.

(2) Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements.

7. BORROWINGS

Short-term Borrowings

The Company classifies borrowings with original maturities of one year or less as short-term. Short-term borrowings consist primarily of securities sold under agreements to repurchase, which are secured customer transactions that generally mature on the following business day, and advances from the FHLB. The Company can also utilize federal funds purchased (secured overnight borrowings from other financial institutions), and other lines of credit, as needed.

Total short-term borrowings consisted of the following as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2026	2025
Securities sold under agreements to repurchase	$144,605	$75,432
FHLB advances	385,000	650,000
Total short-term borrowings	$529,605	$725,432

Average outstanding balance during the period	$589,390	$175,929
Average interest rate during the period	3.60%	3.44%
Average interest rate at end of period	3.53%	3.15%

Short-term borrowings are used to manage normal liquidity and support the Company’s asset and liability management strategies and can fluctuate depending on funding needs. The Company’s available unused short-term borrowings consisted of the following as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2026	2025
Federal funds lines with correspondent banks	$1,410,000	$1,410,000
Alternative line of credit with correspondent bank	25,000	25,000
FHLB secured line of credit (1)	5,628,019	5,277,231
Federal Reserve Discount Window (2)	2,418,498	2,573,492
Other secondary sources (3)	5,084,446	4,960,331
Total available unused short-term borrowings	$14,565,963	$14,246,054

(1) The Company’s total credit capacity with FHLB was $11.2 billion and $11.1 billion at March 31, 2026 and December 21, 2025, respectively. Based on the amount of collateral pledged, the secured line of credit capacity was $6.0 billion and $5.9 billion at March 31, 2026 and December 31, 2025, respectively.

(2) The Company’s Federal Reserve Discount Window borrowing capacity was $2.4 billion and $2.6 billion, none of which were used at March 31, 2026 and December 31, 2025, respectively.

(3) Includes unpledged AFS securities, brokered deposits, and unrestricted cash and cash equivalents.

Refer to Note 8 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for additional information on the Company’s pledged collateral. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and was in compliance with these covenants as of March 31, 2026 and December 31, 2025.

Long-term Borrowings

Total long-term borrowings consisted of the following as of March 31, 2026 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR		Rate (3)	Maturity	Investment (4)
Trust Preferred Capital Securities (5)
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75	% (1)	6.69%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40	% (1)	5.34%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73	% (1)	6.67%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10	% (1)	7.04%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10	% (1)	7.04%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65	% (1)	6.59%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50	% (1)	5.44%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55	% (1)	5.49%	7/30/2037	774
MFC Capital Trust II	5,000	2.85	% (1)	6.79%	1/23/2034	155
AMNB Statutory Trust I	20,000	1.35	% (1)	5.29%	6/30/2036	619
MidCarolina Trust I	5,000	3.45	% (2)	7.13%	11/7/2032	155
MidCarolina Trust II	3,500	2.95	% (2)	6.63%	1/7/2034	109
Total Trust Preferred Capital Securities	$179,000					$5,542
Subordinated Debt (5)
2031 Subordinated Debt (6)	$250,000	—%		2.88%	12/15/2031
2032 Subordinated Debt (7)	190,000	—%		3.88%	3/30/2032
2029 Subordinated Debt (8)	168,000	2.62	% (1)	6.56%	11/15/2029
Total Subordinated Debt	$608,000
Fair Value Discount (9)	(17,560)
Investment in Trust Preferred Capital Securities	5,542
Total Long-term Borrowings	$774,982

(1) Three-Month Chicago Mercantile Exchange Secured Overnight Financing Rate (“SOFR”) + 0.262%.

(2) Three-Month Chicago Mercantile Exchange SOFR.

(3) Rate as of March 31, 2026. Calculated using non-rounded numbers.

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

(9) Remaining discounts of $12.6 million and $5.0 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

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

(9) Remaining discounts of $12.9 million and $7.8 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of March 31, 2026, the scheduled maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
For the remaining nine months of 2026	$—	$—	$(2,043)	(2,043)
2027	—	—	(2,485)	(2,485)
2028	—	—	(2,309)	(2,309)
2029	—	168,000	(2,198)	165,802
2030	—	—	(1,641)	(1,641)
Thereafter	184,542	440,000	(6,884)	617,658
Total long-term borrowings	$184,542	$608,000	$(17,560)	$774,982

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss and funding information, current economic conditions, and reasonable and supportable forecasted economic conditions, among other factors in the consideration of expected credit losses in the Company’s off-balance sheet commitments to extend credit.

The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold, included in “Other Liabilities” on the Company’s Consolidated Balance Sheets. At March 31, 2026 and December 31, 2025, the Company’s RUC totaled $30.8 million and $26.2 million, respectively, and the Company’s indemnification reserve totaled $505 thousand and $506 thousand, respectively.

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

The following table presents the balances of commitments and contingencies as of the periods ended (dollars in thousands):

	March 31, 2026	December 31, 2025
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$9,718,396	$9,733,175
Letters of credit	217,259	224,068
Total commitments with off-balance sheet risk	$9,935,655	$9,957,243

(1) Includes unfunded overdraft protection.

As of March 31, 2026 and December 31, 2025, the Company held $196.5 million and $169.5 million, respectively, in deposits in other financial institutions including $133.9 million and $124.7 million at each date, respectively, pledged as collateral for cash flow, fair value and loan swap derivatives. Uninsured deposits in other financial institutions totaled $59.8 million and $41.9 million at March 31, 2026 and December 31, 2025, respectively. The Company’s management evaluates the loss risk of its uninsured deposits in other financial institutions at least annually.

For asset/liability management purposes, the Company uses interest rate contracts to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. For the over-the-counter derivatives cleared with the central clearinghouses, the variation margin is treated as a settlement of the related derivatives fair values. Refer to Note 9 “Derivatives” within this Item 1 for additional information.

As part of the Company’s liquidity management strategy, the Company pledges collateral to secure various financing and other activities that occur during the normal course of business. The Company maintains robust borrowing capacity at the FHLB and FRB since secured borrowing facilities provide the most reliable sources of funding, especially during times of market turbulence and financial distress. The following tables present the types of collateral pledged as of the periods ended (dollars in thousands):

	Pledged Assets as of March 31, 2026
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans	Total
Public deposits	$—	$1,270,127	$573,869	$—	$1,843,996
Repurchase agreements	—	195,429	—	—	195,429
FHLB advances (2)	—	497,702	9,389	8,988,127	9,495,218
Derivatives	133,861	64,182	—	—	198,043
Federal Reserve Discount Window (3)	—	—	—	3,169,319	3,169,319
Other purposes	—	79,123	—	—	79,123
Total pledged assets	$133,861	$2,106,563	$583,258	$12,157,446	$14,981,128

(1) Balance represents market value.

(2) The loan balance pledged to FHLB represents unpaid principal balance.

(3) The loan balance pledged to Federal Reserve Discount Window represents unpaid principal balance.

	Pledged Assets as of December 31, 2025
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

The following table summarizes key elements of the Company’s derivative instruments as of the periods ended, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	March 31, 2026			December 31, 2025
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$583	$1,829	$900,000	$1,444	$643
Fair value hedges:
Loans	62,717	652	—	63,993	635	—
Securities	50,000	301	—	50,000	294	—
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	11,020,241	99,357	155,140	10,530,098	110,311	165,860
Foreign exchange contracts	9,153	39	161	6,266	2	187

Cash collateral (received)/pledged (5)	$—	$(21,225)	$4,250	$—	$(21,297)	$3,970

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

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of the periods ended (dollars in thousands):

	March 31, 2026		December 31, 2025
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$64,928	$(294)	$66,763	$(292)
Loans (3)	62,717	(7,874)	63,993	(7,908)

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amount of the designated hedged item at March 31, 2026 and December 31, 2025 totaled $50 million.

(2) Carrying value represents amortized cost.

(3) The fair value of the swaps associated with the derivative related to hedged items was $8.0 million at March 31, 2026 and December 31, 2025.

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

Share Repurchase Programs

The Company’s share repurchase program activity is dependent on management’s determination of its capital deployment needs, subject to market, economic, and regulatory conditions. Authorized repurchase programs allow the Company to repurchase its common stock through either open market transactions or privately negotiated transactions. There were no active share repurchase programs in the first quarter of 2026 or during 2025.

Series A Preferred Stock

The Company has 6,900,000 depositary shares outstanding, each representing a 1/400th ownership interest in a share of its Series A preferred stock, with a liquidation preference of $10 thousand per share of Series A preferred stock (equivalent to $25 per depositary share), including 900 thousand depositary shares pursuant to the exercise in full by the underwriters of their option to purchase additional depositary shares. Series A preferred stock dividends, if declared by the Board or a fully authorized committee of the Board, are paid by the Company in arrears on the first business day of March, June, September, and December of each year at a rate of 6.875% per annum.

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the three months ended March 31, 2026 is summarized as follows, net of tax (dollars in thousands):

	Unrealized		Unrealized
	Gains (Losses)	Change in Fair	Gains
	on AFS	Value of Cash	(Losses) on
	Securities	Flow Hedge	BOLI	Total
AOCI (loss) – December 31, 2025	$(234,702)	$(21,165)	$(220)	$(256,087)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassification	(20,538)	(1,982)	323	(22,197)
Amounts reclassified from AOCI into earnings	(1)	—	(203)	(204)
Net current period other comprehensive (loss) income	(20,539)	(1,982)	120	(22,401)
AOCI (loss) – March 31, 2026	$(255,241)	$(23,147)	$(100)	$(278,488)

The change in AOCI for the three months ended March 31, 2025 is summarized as follows, net of tax (dollars in thousands):

	Unrealized		Unrealized
	Gains (Losses)	Change in Fair	Gains
	on AFS	Value of Cash	(Losses)
	Securities	Flow Hedge	on BOLI	Total
AOCI (loss) – December 31, 2024	$(317,142)	$(43,078)	$534	$(359,686)
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassification	15,754	10,336	(10)	26,080
Amounts reclassified from AOCI into earnings	81	—	(190)	(109)
Net current period other comprehensive income (loss)	15,835	10,336	(200)	25,971
AOCI (loss) – March 31, 2025	$(301,307)	$(32,742)	$334	$(333,715)

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

●	AFS Securities: AFS securities are recorded at fair value on a recurring basis. The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuation for periods ended March 31, 2026 and December 31, 2025. The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the table below.

●	Loans Held for Sale: Residential loans originated for sale in the open market are carried at fair value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

●	Derivative Instruments: The Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to the borrower’s performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard techniques based on observable market inputs and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of MBS by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or be funded. No significant differences were identified during the valuations as of March 31, 2026 and December 31, 2025. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of the periods ended (dollars in thousands):

	Fair Value Measurements at March 31, 2026 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$88,830	$13,273	$—	$102,103
Obligations of states and political subdivisions	—	472,204	—	472,204
Corporate and other bonds (1)	—	213,010	—	213,010
MBS	—	3,222,113	—	3,222,113
Other securities	—	1,980	—	1,980
LHFS	—	20,776	—	20,776
Financial Derivatives (2)	—	100,932	—	100,932

LIABILITIES
Financial Derivatives (2)	$—	$157,130	$—	$157,130

(1) Other bonds include asset-backed securities.

(2) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at December 31, 2025 using
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

The following tables summarize the Company’s financial assets that were measured on a nonrecurring basis as of the periods ended (dollars in thousands):

Fair Value Measurements at March 31, 2026 using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Individually assessed loans (1)	$—	$—	$5,474	$5,474

(1) Net of reserves of $1.2 million related to collateral dependent loans as of March 31, 2026.

Fair Value Measurements at December 31, 2025 using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Individually assessed loans (1)	$—	$—	$1,330	$1,330

(1) Net of reserves of $203 thousand related to collateral dependent loans as of December 31, 2025.

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

●	Cash and Cash Equivalents: The carrying amount is a reasonable estimate of fair value.
●	HTM Securities: The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2; however, there are a few investments that are considered to be Level 3. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuations as of March 31, 2026 and December 31, 2025.
●	Loans and Leases: The fair value of loans and leases were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans and leases. The fair value of performing loans and leases were estimated through use of discounted cash flows. Credit loss assumptions were based on market probability of default/loss given default for loan and lease cohorts. The discount rate was based primarily on recent market origination rates. Fair value of loans and leases individually assessed and their respective levels within the fair value hierarchy are described in the previous section related to fair value measurements of assets that are measured on a nonrecurring basis.
●	Accrued Interest: The carrying amounts of accrued interest approximate fair value.
●	Bank Owned Life Insurance: The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.
●	Deposits: The fair value of demand deposits, savings accounts, brokered deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
●	Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and any other short-term borrowings approximate their fair value. The fair values of the Company’s long-term borrowings, including trust preferred securities are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

The carrying values and estimated fair values of the Company’s financial instruments as of the periods ended are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2026 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$780,128	$780,128	$—	$—	$780,128
AFS securities	4,011,410	88,830	3,922,580	—	4,011,410
HTM securities	870,288	—	833,938	894	834,832
Restricted stock	177,513	—	177,513	—	177,513
LHFS	20,776	—	20,776	—	20,776
LHFI, net of unearned income	27,946,424	—	—	27,700,544	27,700,544
Financial Derivatives (1)	100,932	—	100,932	—	100,932
Accrued interest receivable	125,605	—	125,605	—	125,605
BOLI	675,816	—	675,816	—	675,816

LIABILITIES
Deposits	$30,391,256	$—	$30,379,039	$—	$30,379,039
Borrowings	1,304,587	—	1,266,759	—	1,266,759
Accrued interest payable	19,660	—	19,660	—	19,660
Financial Derivatives (1)	157,130	—	157,130	—	157,130

(1) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at December 31, 2025 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$966,462	$966,462	$—	$—	$966,462
AFS securities	4,194,301	88,946	4,105,355	—	4,194,301
HTM securities	884,216	—	855,906	906	856,812
Restricted stock	190,200	—	190,200	—	190,200
LHFS	18,486	—	18,486	—	18,486
LHFI, net of unearned income	27,796,167	—	—	27,517,137	27,517,137
Financial Derivatives (1)	112,686	—	112,686	—	112,686
Accrued interest receivable	131,741	—	131,741	—	131,741
BOLI	672,890	—	672,890	—	672,890

LIABILITIES
Deposits	$30,471,636	$—	$30,467,372	$—	$30,467,372
Borrowings	1,497,292	—	1,435,699	—	1,435,699
Accrued interest payable	19,412	—	19,412	—	19,412
Financial Derivatives (1)	166,690	—	166,690	—	166,690

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

12. INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2026 and March 31, 2025 was 21.0% and 19.0%, respectively. The increase in the effective tax rate for the three months ended March 31, 2026 is primarily due to the Sandy Spring acquisition, which resulted in additional state income tax expense due to an expanded footprint and an overall increase in the proportion of taxable income to tax-exempt income.

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the Company’s view regarding the future realization of deferred tax assets. The Company’s valuation allowance was $7.8 million as of March 31, 2026 and December 31, 2025, respectively.

The Company analyzed the tax positions taken or expected to be taken on its tax returns for the periods ending December 31, 2025, 2024, and 2023, and concluded the Company had no material liability related to uncertain tax positions in accordance with ASC 740, Income Taxes.

13. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards and incremental shares related to the Forward Sale Agreements, while excluding any anti-dilutive weighted shares outstanding. Refer to Note 10 “Stockholders’ Equity” within this Item 1 of this Quarterly Report for more information on the Forward Sale Agreements.

The following table presents basic and diluted EPS calculations for the three months ended March 31, (dollars in thousands except per share data):

	2026	2025
Net Income
Net Income	$122,165	$49,818
Less: Preferred stock dividends	2,967	2,967
Net income available to common shareholders	$119,198	$46,851

Weighted average shares outstanding, basic	141,902	89,222
Dilutive effect of stock awards and Forward Sale Agreements	379	851
Weighted average shares outstanding, diluted	142,281	90,073

Earnings per common share, basic	$0.84	$0.53
Earnings per common share, diluted	$0.84	$0.52

14. SEGMENT REPORTING AND REVENUE

Operating Segments

The Company has two reportable operating segments, Wholesale Banking and Consumer Banking, with corporate support functions and intercompany eliminations being presented within Corporate Other.

Segment Results

The following table presents and reconciles income before income taxes compared to the Consolidated Statements of Income. Income before income taxes for the three months ended March 31, 2026 and March 31, 2025 totaled $154.6 million and $61.5 million, respectively. The information is disaggregated by major source and reportable operating segment for the three months ended March 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
2026
Interest and dividend income	$426,119	$231,232	$(185,616)	$471,735
Interest expense	265,241	122,083	(227,962)	159,362
Net interest income	160,878	109,149	42,346	312,373
Provision for credit losses	280	2,007	450	2,737
Net interest income after provision for credit losses	160,598	107,142	41,896	309,636
Noninterest income	28,944	18,353	7,486	54,783
Noninterest expenses	93,790	104,996	11,024	209,810
Income before income taxes	$95,752	$20,499	$38,358	$154,609
2025
Interest and dividend income	$296,987	$156,143	$(147,294)	$305,836
Interest expense	197,647	80,359	(156,334)	121,672
Net interest income	99,340	75,784	9,040	184,164
Provision for credit losses	15,045	2,593	—	17,638
Net interest income after provision for credit losses	84,295	73,191	9,040	166,526
Noninterest income	11,799	14,634	2,730	29,163
Noninterest expenses	55,212	67,567	11,405	134,184
Income before income taxes	$40,882	$20,258	$365	$61,505

The following table presents the Company’s operating segment results for key balance sheet metrics as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other (1)	Total
March 31, 2026
LHFI, net of unearned income	$23,294,363	$5,309,769	$(657,708)	$27,946,424
Goodwill (2)	1,281,726	473,149	—	1,754,875
Deposits (3)	11,878,174	17,738,197	774,885	30,391,256
December 31, 2025
LHFI, net of unearned income	$23,179,687	$5,317,949	$(701,469)	$27,796,167
Goodwill	1,254,979	478,308	—	1,733,287
Deposits (3)	11,339,236	17,820,026	1,312,374	30,471,636

(1) Corporate Other includes acquisition accounting fair value adjustments.

(2) During the first quarter of 2026, goodwill was reallocated among reporting units as a result of measurement period adjustments associated with the Sandy Spring acquisition, resulting in a $26.7 million increase in Wholesale Banking and a $5.2 million decrease in Consumer Banking. Refer to Note 2 “Acquisitions” and Note 5 “Goodwill & Intangible Assets” within this Item 1 of this Quarterly Report for more information.

(3) Corporate Other primarily includes brokered deposits.

Revenue

Noninterest income disaggregated by major source for the three months ended March 31, consisted of the following (dollars in thousands):

	2026	2025
Noninterest income:
Service charges on deposit accounts (1):
Overdraft fees	$6,037	$5,576
Maintenance fees & other	6,079	4,107
Other service charges, commissions, and fees (1)	1,938	1,762
Interchange fees (1)	3,326	2,949
Fiduciary and asset management fees (1):
Trust asset management fees	10,613	3,826
Registered advisor management fees	7,380	—
Brokerage management fees	2,185	2,871
Mortgage banking income	2,026	973
Bank owned life insurance income	5,200	3,537
Loan-related interest rate swap fees	3,975	2,400
Other operating income	6,024	1,162
Total noninterest income	$54,783	$29,163

(1) Income within scope of ASC 606, Revenue from Contracts with Customers.

The following tables present noninterest income disaggregated by reportable operating segment for the three months ended March 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other (1)	Total
2026
Noninterest income:
Service charges on deposit accounts	$4,411	$7,705	$—	$12,116
Other service charges, commissions and fees	435	1,503	—	1,938
Fiduciary and asset management fees	17,880	2,298	—	20,178
Mortgage banking income	—	2,026	—	2,026
Other income	6,218	4,821	7,486	18,525
Total noninterest income	$28,944	$18,353	$7,486	$54,783
2025
Noninterest income:
Service charges on deposit accounts	$3,010	$6,673	$—	$9,683
Other service charges, commissions and fees	396	1,366	—	1,762
Fiduciary and asset management fees	4,771	1,926	—	6,697
Mortgage banking income	—	973	—	973
Other income	3,622	3,696	2,730	10,048
Total noninterest income	$11,799	$14,634	$2,730	$29,163

(1) For the three months ended March 31, 2026 and March 31, 2025, other income primarily includes income from BOLI and equity method investment income.

The following tables present noninterest expense disaggregated by reportable operating segment for the three months ended March 31, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
2026
Noninterest expenses:
Salaries and benefits	$35,519	$28,171	$49,723	$113,413
Occupancy expenses	376	8,385	4,441	13,202
Technology and data processing	1,758	274	13,570	15,602
Furniture and equipment expenses	84	1,592	3,879	5,555
Loan-related expenses	829	1,254	768	2,851
Other expenses (1)	55,224	65,320	(61,357)	59,187
Total noninterest expense	$93,790	$104,996	$11,024	$209,810
2025
Noninterest expenses:
Salaries and benefits	$20,684	$19,936	$34,795	$75,415
Occupancy expenses	236	5,166	3,178	8,580
Technology and data processing	886	179	9,123	10,188
Furniture and equipment expenses	62	994	2,858	3,914
Loan-related expenses	113	774	362	1,249
Other expenses (1)	33,231	40,518	(38,911)	34,838
Total noninterest expense	$55,212	$67,567	$11,405	$134,184

(1) Includes allocated expenses

15. SUBSEQUENT EVENTS

On May 1, 2026, the Company completed the sale of the Company’s interest (held by the Company’s indirect subsidiary, Union Insurance Group, LLC) in Bearing Insurance Group, LLC to an unaffiliated third party. The sale is expected to result in a pre-tax gain of approximately $32.3 million, to be recognized in the Company’s financial results for the second quarter of 2026.

On May 5, 2026, the Company’s Board authorized a share repurchase program to purchase up to $250 million of the Company’s common stock through May 5, 2027 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

On May 5, 2026, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on June 1, 2026 to preferred shareholders of record as of May 15, 2026.

The Company’s Board of Directors also declared a quarterly dividend of $0.37 per share of common stock. The common stock dividend is payable on June 5, 2026 to common shareholders of record as of May 22, 2026.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation and subsidiaries (the Company) as of March 31, 2026, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 26, 2026, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 5, 2026

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the major components of our results of operations, financial condition, liquidity, and capital resources. This discussion and analysis should be read in conjunction with our “Consolidated Financial Statements,” our “Notes to the Consolidated Financial Statements,” and the other financial data included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section therein. Our results of operations for the interim periods are not necessarily indicative of results that may be expected for the full year or for any other period. Amounts are rounded for presentation purposes; however, some of the percentages presented are computed based on unrounded amounts.

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

●	market interest rates and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs and our loan and securities portfolios;
●	economic conditions, including inflation and recessionary conditions and their related impacts on economic growth and customer and client behavior;
●	U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability;

●	volatility in the financial services sector, including failures or rumors of failures of other depository institutions, along with actions taken by governmental agencies to address such turmoil, and the effects on the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
●	legislative or regulatory changes and requirements, including changes in federal, state or local tax laws and changes impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	the sufficiency of liquidity and changes in our capital position;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which we operate and which our loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels, U.S. fiscal debt, budget, and tax matters, U.S. government shutdowns, and slowdowns in economic growth;
●	the impact of purchase accounting with respect to the Sandy Spring acquisition, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine the fair value and credit marks;
●	the possibility that the anticipated benefits of our acquisition activity, including our acquisition of Sandy Spring, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the strength of the economy, competitive factors in the areas where we do business, or as a result of other unexpected factors or events;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from our acquisition of Sandy Spring;
●	our ability to identify, recruit and retain key employees;
●	monetary, fiscal and regulatory policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	the quality or composition of our loan or investment portfolios and changes in these portfolios;
●	demand for loan products and financial services in our market areas;
●	our ability to manage our growth or implement our growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	real estate values in our lending area;
●	changes in accounting principles, standards, rules, and interpretations, and the related impact on our financial statements;
●	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by changing economic conditions, credit concentrations, inflation, changing interest rates, or other factors;
●	concentrations of loans secured by real estate, particularly CRE;
●	the effectiveness of our credit processes and management of our credit risk;
●	our ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action or increase the risk of a cybersecurity attack or the probability that such an attack would be successful;
●	operational, technological, cultural, regulatory, legal, credit, and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash consideration;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as pandemics), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on macroeconomic conditions, the ability of our borrowers to satisfy their obligations to us, on the value of collateral securing loans, on the demand for our loans or our other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on our liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of our business operations and on financial markets and economic growth;
●	performance by our counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	actual or potential claims, damages, and fines related to litigation or government actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;

●	any event or development that would cause us to conclude that there was an impairment of any asset, including intangible assets, such as goodwill; and
●	other factors, many of which are beyond our control.

More information on factors that could affect our forward-looking statements is discussed throughout Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Form 10-K and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements, and all of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to herein and therein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or our businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made. We do not intend or assume any obligation to update, revise or clarify any forward-looking statements that may be made from time to time by or on behalf of the Company, whether as a result of new information, future events or otherwise, except as required by law.

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

We provide additional information about our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2025 Form 10-K.

Our significant accounting policies are discussed in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of our 2025 Form 10-K.

Effective January 1, 2026, the Company made certain changes to its allowance methodology as part of the continued enhancement of its credit modeling practices, resulting in more dynamic and precise modeling that allow for more granularity in the monitoring of our expected credit losses. As a result of this change, the Company moved from two loan portfolio segments (Commercial and Consumer) to three portfolio segments (CRE, Commercial and Industrial, and Consumer), by reorganizing the former Commercial segment into the CRE and Commercial and Industrial segments, with no changes made to the Consumer segment. These changes were accounted for prospectively as a change in accounting estimate, did not have a material impact on the Company’s consolidated financial statements, and resulted in no changes to previously reported values. For more information on this change in estimate, see below and see Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report. For information regarding our prior allowance methodology, see Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of our 2025 Form 10-K.

Allowance for Loan and Lease Losses

The ALLL represents the estimated balance that we consider appropriate to absorb expected credit losses over the expected contractual life of the loan portfolio. Effective January 1, 2026, we estimate our ALLL using either a loan-level probability of default/loss given default methodology or a segment level loss rate model for our loan portfolios.

Determining the appropriateness of the ALLL is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ALLL in future periods. There are both internal factors (e.g., loan balances, credit quality, collateral values, and the contractual lives of loans) and external factors (i.e., economic conditions such as trends in housing prices, interest rates, gross domestic product, inflation, and unemployment) that can impact the ALLL estimate.

The ALLL is estimated using quantitative methods that consider a variety of factors from both internal and external sources at the loan, portfolio, and macroeconomic environment levels. Our quantitative models consider various macroeconomic variables including the unemployment rate, gross domestic product, home price index, and others for a reasonable and supportable forecast period. The ALLL quantitative estimate is sensitive to changes in the macroeconomic variable forecasts during the reasonable and supportable period. The estimated loan losses that are forecasted using the methodology described above are then adjusted for changes in qualitative factors not inherently considered in the quantitative analysis. The qualitative factors include, among others, credit concentrations of the loan portfolio, economic uncertainty, model imprecision, and factors related to credit administration.

Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ALLL, could change significantly. In estimating the ALLL, we consider multiple forecast scenarios to address the uncertainty inherent in macroeconomic variable forecasts. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ALLL because we consider a wide variety of factors and inputs in estimating the ALLL and changes in those factors and inputs may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that an improvement in one factor may offset deterioration in others.

We review the ALLL estimation process regularly for appropriateness as the economic and internal environment are constantly changing. While the ALLL estimate represents our current estimate of expected credit losses, due to uncertainty surrounding internal and external factors, there is potential that the estimate may not be appropriate over time to cover credit losses in the portfolio. While we use available information to estimate expected losses on loans, future changes in the ALLL may be necessary based on changes in portfolio composition, portfolio credit quality, economic conditions and/or other factors.

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

In September 2025, the FASB issued ASU No. 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The update to Topic 815 outlined the addition of derivative scope exceptions with underlyings that are based on the operations or activities of one of the parties to the contract. The update to Topic 606 clarified the applicability of Topic 606 and its interaction with other Topics. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. ASU No. 2025-07 is not expected to have an impact on our consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270): Narrow Scope Improvements. This update improved the navigability of the required interim disclosures and clarified when that guidance is applicable. The amendments are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. ASU No. 2025-11 is not expected to have an impact on our consolidated financial statements but could have an impact on interim disclosures.

ABOUT ATLANTIC UNION BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Atlantic Union Bankshares Corporation (NYSE: AUB) is the holding company for Atlantic Union Bank. Atlantic Union Bank has branches and ATMs located in Virginia, Maryland, North Carolina and Washington, D.C. Certain non-bank financial services affiliates of Atlantic Union Bank include: Atlantic Union Equipment Finance, Inc., which provides equipment financing; AUB Investments, Inc., which provides investment services; and Atlantic Union Capital Markets, Inc., which provides capital market services.

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

During the first quarter of 2026, financial markets experienced increased and prolonged economic uncertainty arising from international conflicts, including those in the Middle East, and changes in the unemployment rate. These factors could adversely affect the U.S. and global economies and financial markets, including by increasing inflation and leading to a slowdown of future economic growth and ultimately recessionary conditions.

In March 2026, the FOMC maintained the target range for the Federal Funds rate at 3.50% to 3.75%. The FOMC noted that uncertainty about the economic outlook remains elevated, and the implications of developments in the Middle East for the U.S. economy are uncertain. In light of this continued uncertainty, it is difficult to predict how the Federal Reserve will balance possible inflationary pressure with the potential of slower economic growth and rising risks in employment.

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

At March 31, 2026, our LHFI increased from December 31, 2025 by $150.3 million, primarily due to an increase in the commercial and industrial portfolio, while our total deposits decreased by $80.4 million from December 31, 2025, primarily due to a $518.0 million decrease in brokered deposits, partially offset by an increase in interest bearing customer deposits. At both March 31, 2026 and December 31, 2025, noninterest bearing deposits comprised 22.5% of total deposits. As of March 31, 2026, we estimate that approximately 68.4% of our deposits were insured or collateralized, and that we maintained available liquidity sources to cover approximately 156.2% of uninsured and uncollateralized deposits. At March 31, 2026, our total borrowings decreased by $192.7 million from December 31, 2025, primarily due to higher short-term borrowings in the prior quarter that were repaid in the current quarter using funds from customer deposits.

Our regulatory capital ratios continued to exceed the standards to be considered well-capitalized under regulatory requirements. See “Capital Resources” within this Item 2 for additional information about our regulatory capital.

SUMMARY OF FINANCIAL RESULTS

Executive Overview

First Quarter Net Income & Performance Metrics

●	Net income available to common shareholders was $119.2 million and basic and diluted EPS was $0.84 for the first quarter of 2026, compared to net income available to common shareholders of $46.9 million and basic and diluted EPS of $0.53 and $0.52, respectively, for the first quarter of 2025.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes, where applicable), merger-related costs ($7.0 million in the first quarter 2026 and $4.6 million in the first quarter 2025) and gains and losses on the sale of securities (gains of $2 thousand in the first quarter 2026 and loss of $81 thousand in the first quarter 2025) was $126.2 million and adjusted diluted operating EPS(+) was $0.89 for the first quarter of 2026, compared to adjusted operating earnings available to common shareholders(+) of $51.6 million and diluted adjusted operating EPS(+) of $0.57 for the first quarter of 2025.

Balance Sheet

●	Our consolidated balance sheet at March 31, 2026 includes the impact of the Sandy Spring acquisition, which closed on April 1, 2025. Goodwill associated with the Sandy Spring acquisition was finalized as of March 31, 2026, as the measurement period concluded, and totaled $540.8 million.
●	Total assets were $37.3 billion at March 31, 2026, a decrease of $270.7 million or 2.9% (annualized) from December 31, 2025. The decrease in total assets was primarily due to decreases in securities and cash and cash equivalents, partially offset by increases in LHFI.
●	LHFI were $27.9 billion at March 31, 2026, an increase of $150.3 million from December 31, 2025 or 2.2% (annualized), primarily due to an increase in the commercial and industrial portfolio. At March 31, 2026, quarterly average LHFI increased $9.4 billion or 51.0% from the same period in the prior year, primarily due to the addition of Sandy Spring acquired loans.
●	Total securities were $5.1 billion at March 31, 2026, a decrease of $209.5 million or 16.1% (annualized) from December 31, 2025, primarily due to principal repayments and maturities of AFS securities. AFS securities totaled $4.0 billion at March 31, 2026 and $4.2 billion at December 31, 2025. At March 31, 2026, total net unrealized losses on the AFS securities portfolio were $322.1 million, an increase of $26.4 million from $295.7 million at December 31, 2025. HTM securities are carried at cost and totaled $870.3 million at March 31, 2026, compared to $884.2 million at December 31, 2025 and had net unrealized losses of $35.5 million at March 31, 2026, an increase of $8.1 million from $27.4 million at December 31, 2025.
●	Total deposits were $30.4 billion at March 31, 2026, a decrease of $80.4 million or 1.1% (annualized) from December 31, 2025, which was primarily due to a decline in brokered deposits, partially offset by an increase in interest-bearing customer deposits. Quarterly average deposits at March 31, 2026 increased $9.7 billion or 47.6% from the same period in the prior year, primarily due to the addition of the Sandy Spring acquired deposits.
●	Total borrowings were $1.3 billion at March 31, 2026, a decrease of $192.7 million or 52.2% (annualized) from December 31, 2025, primarily driven by higher short-term borrowings in the prior quarter that were repaid in the current quarter using proceeds from customer deposits.

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

The following tables show interest and dividend income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, (dollars in thousands):

	For the Three Months Ended
	2026	2025	Change
Average interest-earning assets	$33,377,790	$22,108,618	$11,269,172
Interest and dividend income	$471,735	$305,836	$165,899
Interest and dividend income (FTE) (+)	$476,285	$309,593	$166,692
Yield on interest-earning assets	5.73%	5.61%	12	bps
Yield on interest-earning assets (FTE) (+)	5.79%	5.68%	11	bps
Average interest-bearing liabilities	$24,828,231	$16,588,367	$8,239,864
Interest expense	$159,362	$121,672	$37,690
Cost of interest-bearing liabilities	2.60%	2.97%	(37)	bps
Cost of funds	1.94%	2.23%	(29)	bps
Net interest income	$312,373	$184,164	$128,209
Net interest income (FTE) (+)	$316,923	$187,921	$129,002
Net interest margin	3.80%	3.38%	42	bps
Net interest margin (FTE) (+)	3.85%	3.45%	40	bps

For the first quarter of 2026, our net interest income was $312.4 million, an increase of $128.2 million from the first quarter of 2025, and our net interest income (FTE)(+) was $316.9 million, an increase of $129.0 million from the first quarter of 2025. The increases were primarily the result of a $11.3 billion increase in average interest earning assets and higher net accretion income, partially offset by a $8.2 billion increase in average interest-bearing liabilities, primarily related to the acquisition of Sandy Spring, as well as organic loan growth and lower cost of funds. The decline in cost of funds was driven by lower deposit costs, reflecting the impact of the Federal Reserve lowering the Federal Funds rates 75 bps between September and December 2025.

In the first quarter of 2026, our net interest margin increased 42 bps to 3.80% from 3.38% in the first quarter of 2025, and our net interest margin (FTE)(+) increased 40 bps to 3.85% in the first quarter of 2026 from 3.45% for the same period of 2025. The increases in net interest margin and net interest margin (FTE)(+) were primarily driven by lower cost of funds and higher earning asset yields. Our cost of funds decreased 29 bps to 1.94% from 2.23% in the first quarter of 2025, due to lower cost of deposits, primarily due to the Federal Funds rate cuts discussed above, as well as reduced brokered deposits. The lower cost of funds was partially offset by an increase in net amortization related to acquisition accounting and an increase in long-term subordinated debt with higher borrowing costs, both related to the Sandy Spring acquisition. Our earning asset yield increased 12 bps to 5.73% for the first quarter of 2026 from 5.61% in the first quarter of 2025, due to increases in loan balances and accretion income, primarily driven by the Sandy Spring acquisition.

Our net interest margin and net interest margin (FTE)(+) includes the impact of acquisition accounting fair value adjustments. Net accretion income related to acquisition accounting was $32.9 million for the first quarter of 2026, an increase of $20.3 million compared to the first quarter of 2025, primarily due to the impacts from the Sandy Spring acquisition. The impact of accretion and amortization for the periods presented are reflected in the following table (dollars in thousands):

		Deposit
	Loan	Accretion	Borrowings
	Accretion	(Amortization)	Amortization	Total
For the quarter ended March 31, 2025	$13,286	$(415)	$(287)	$12,584
For the quarter ended March 31, 2026	35,602	366	(3,044)	32,924

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended
	2026			2025
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$3,877,982	$41,008	4.29%	$2,131,859	$23,648	4.50%
Tax-exempt	1,329,520	11,333	3.46%	1,255,768	10,329	3.34%
Total securities	5,207,502	52,341	4.08%	3,387,627	33,977	4.07%
LHFI, net of unearned income (3)(4)	27,830,037	421,299	6.14%	18,428,710	272,904	6.01%
Other earning assets	340,251	2,645	3.15%	292,281	2,712	3.76%
Total earning assets	33,377,790	$476,285	5.79%	22,108,618	$309,593	5.68%
Allowance for loan and lease losses	(296,795)			(179,601)
Total non-earning assets	4,173,862			2,749,957
Total assets	$37,254,857			$24,678,974

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$14,701,490	$79,333	2.19%	$10,316,955	$66,688	2.62%
Regular savings	2,713,336	10,894	1.63%	1,029,875	501	0.20%
Time deposits(5)	6,039,778	51,552	3.46%	4,715,648	48,398	4.16%
Total interest-bearing deposits	23,454,604	141,779	2.45%	16,062,478	115,587	2.92%
Other borrowings(6)	1,373,627	17,583	5.19%	525,889	6,085	4.69%
Total interest-bearing liabilities	24,828,231	$159,362	2.60%	16,588,367	$121,672	2.97%
Noninterest-bearing liabilities:
Demand deposits	6,755,732			4,403,603
Other liabilities	602,825			503,158
Total liabilities	32,186,788			21,495,128
Stockholders' equity	5,068,069			3,183,846
Total liabilities and stockholders' equity	$37,254,857			$24,678,974
Net interest income (FTE)(+)		$316,923			$187,921

Interest rate spread			3.19%			2.71%
Cost of funds			1.94%			2.23%
Net interest margin			3.80%			3.38%
Net interest margin (FTE)(+)			3.85%			3.45%

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

	Three Months Ended
	2026 vs. 2025
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$18,513	$(1,153)	$17,360
Tax-exempt	621	383	1,004
Total securities	19,134	(770)	18,364
Loans, net(1)	142,190	6,205	148,395
Other earning assets	409	(476)	(67)
Total earning assets	$161,733	$4,959	$166,692
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$24,970	$(12,325)	$12,645
Regular savings	1,913	8,480	10,393
Time deposits(2)	12,159	(9,005)	3,154
Total interest-bearing deposits	39,042	(12,850)	26,192
Other borrowings(3)	10,788	710	11,498
Total interest-bearing liabilities	49,830	(12,140)	37,690
Change in net interest income (FTE)(+)	$111,903	$17,099	$129,002

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

NONINTEREST INCOME

Three Months Ended March 31, 2026 and March 31, 2025

	March 31,		Change
	2026	2025	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$12,116	$9,683	$2,433	25.1%
Other service charges, commissions and fees	1,938	1,762	176	10.0%
Interchange fees	3,326	2,949	377	12.8%
Fiduciary and asset management fees	20,178	6,697	13,481	NM
Mortgage banking income	2,026	973	1,053	108.2%
Bank owned life insurance income	5,200	3,537	1,663	47.0%
Loan-related interest rate swap fees	3,975	2,400	1,575	65.6%
Other operating income	6,024	1,162	4,862	NM
Total noninterest income	$54,783	$29,163	$25,620	87.9%

NM = Not Meaningful

Our noninterest income increased $25.6 million or 87.9% to $54.8 million for the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the $13.5 million increase in fiduciary and asset management fees, due to assets under management increasing 125%, the $2.4 million increase in service charges on deposit accounts, the $1.7 million increase in BOLI income, and the $1.1 million increase in mortgage banking income. In addition to the acquisition impact, other operating income increased $4.9 million, primarily due to an increase in equity method investment income, and loan-related interest rate swap fees increased $1.6 million due to higher transaction volumes.

NONINTEREST EXPENSE

Three Months Ended March 31, 2026 and March 31, 2025

	March 31,		Change
	2026	2025	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$113,413	$75,415	$37,998	50.4%
Occupancy expenses	13,202	8,580	4,622	53.9%
Furniture and equipment expenses	5,555	3,914	1,641	41.9%
Technology and data processing	15,602	10,188	5,414	53.1%
Professional services	5,768	4,687	1,081	23.1%
Marketing and advertising expense	7,328	3,184	4,144	130.2%
FDIC assessment premiums and other insurance	6,846	5,201	1,645	31.6%
Franchise and other taxes	4,705	4,643	62	1.3%
Loan-related expenses	2,851	1,249	1,602	128.3%
Amortization of intangible assets	15,446	5,398	10,048	186.1%
Merger-related costs	9,034	4,940	4,094	82.9%
Other expenses	10,060	6,785	3,275	48.3%
Total noninterest expense	$209,810	$134,184	$75,626	56.4%

Our noninterest expense increased $75.6 million or 56.4% to $209.8 million for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025, primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the increases of $38.0 million in salaries and benefits expense, $10.0 million in amortization of intangible assets, and $4.1 million in merger-related costs, as well as the other increases in most other categories of noninterest expense.

Our adjusted operating noninterest expense(+), which excludes amortization of intangible assets ($15.4 million in the first quarter 2026 and $5.4 million in the first quarter 2025) and merger-related costs ($9.0 million in the first quarter 2026 and $4.9 million in the first quarter 2025) increased $61.5 million or 49.7% to $185.3 million for the quarter ended March 31, 2026, compared to $123.8 million for the quarter ended March 31, 2025. The increase in adjusted operating noninterest expense(+) was primarily due to the impact of the Sandy Spring acquisition, which drove the majority of the $38.0 million increase in salaries and benefits expense, the $5.4 million increase in technology and data processing, the $4.6 million increase in occupancy expenses, the $4.1 million increase in marketing and advertising expense, the $3.3 million increase in other expenses, the $1.6 million increase in FDIC assessment premiums and other insurance, the $1.6 million increase in furniture and equipment expenses, and the $1.6 million increase in loan-related expenses. In addition to the acquisition impacts, professional services increased $1.1 million related to strategic projects that occurred during the first quarter of 2026.

SEGMENT RESULTS

The Company has two reportable operating segments, Wholesale Banking and Consumer Banking, with corporate support functions and intercompany eliminations being presented within Corporate Other. For more information about our operating segments, see Note 14, “Segment Reporting and Revenue” in Part I, Item 1 of this Quarterly Report.

Wholesale Banking

Our Wholesale Banking segment provides loan, leasing, deposit, treasury management, and capital market services to wholesale customers primarily throughout Virginia, Maryland, Washington, D.C., North Carolina, and South Carolina. These customers include CRE and commercial and industrial customers. This segment also includes our equipment finance subsidiary, which has nationwide exposure. The wealth management business also resides in the Wholesale Banking segment which provides a wide variety of financial planning, wealth management and trust services to individuals and corporations.

The following table presents operating results for the three months ended March 31, for the Wholesale Banking segment (dollars in thousands):

	2026	2025
Interest and dividend income	$426,119	$296,987
Interest expense	265,241	197,647
Net interest income	160,878	99,340
Provision for credit losses	280	15,045
Net interest income after provision for credit losses	160,598	84,295
Noninterest income	28,944	11,799
Noninterest expense	93,790	55,212
Income before income taxes	$95,752	$40,882

Wholesale Banking income before income taxes increased by $54.9 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to increases in net interest income and noninterest income, in each case primarily driven by the impact of the Sandy Spring acquisition. In addition, the Wholesale Banking provision for credit losses decreased as compared to the same period in the prior year, primarily due to higher uncertainty in the economic outlook in the prior year, as well as specific reserves recorded in the prior year on two impaired commercial and industrial loans.

The increase in income before income taxes was partially offset by an increase in noninterest expense, primarily due to the impact of the Sandy Spring acquisition.

The following table presents the key balance sheet metrics as of the periods ended for the Wholesale Banking segment (dollars in thousands):

	March 31, 2026	December 31, 2025
LHFI, net of unearned income	$23,294,363	$23,179,687
Total deposits	11,878,174	11,339,236

At March 31, 2026, LHFI for the Wholesale Banking segment increased $114.7 million to $23.3 billion, compared to December 31, 2025, primarily due to an increase in the commercial and industrial portfolio.

At March 31, 2026, Wholesale Banking deposits increased $538.9 million to $11.9 billion, compared to December 31, 2025, primarily due to an increase in interest-bearing customer deposits.

Consumer Banking

Our Consumer Banking segment provides loan and deposit services and retail brokerage services to consumers and small businesses throughout Virginia, Maryland, Washington, D.C., and North Carolina. Consumer Banking includes the home loan division and investment management and advisory services businesses.

The following table presents operating results for the three months ended March 31, for the Consumer Banking segment (dollars in thousands):

	2026	2025
Interest and dividend income	$231,232	$156,143
Interest expense	122,083	80,359
Net interest income	109,149	75,784
Provision for credit losses	2,007	2,593
Net interest income after provision for credit losses	107,142	73,191
Noninterest income	18,353	14,634
Noninterest expense	104,996	67,567
Income before income taxes	$20,499	$20,258

Consumer Banking income before income taxes for the three months ended March 31, 2026 remained relatively consistent, compared to the three months ended March 31, 2025. The increases in net interest income and noninterest income, were almost wholly offset by an increase in noninterest expense, in each case primarily driven by the impact of the Sandy Spring acquisition.

The following table presents the key balance sheet metrics as of the periods ended for the Consumer Banking segment (dollars in thousands):

	March 31, 2026	December 31, 2025
LHFI, net of unearned income	$5,309,769	$5,317,949
Total deposits	17,738,197	17,820,026

At March 31, 2026, LHFI for the Consumer Banking segment decreased $8.2 million to $5.3 billion, compared to December 31, 2025, primarily due to decreases in the auto and consumer portfolios.

At March 31, 2026, Consumer Banking deposits decreased $81.8 million to $17.7 billion, compared to December 31, 2025, primarily due to decreases in savings accounts, money market accounts, and demand deposits.

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

Our effective tax rate for the three months ended March 31, 2026 and March 31, 2025 was 21.0% and 19.0%, respectively. The increase in the effective tax rate for the three months ended March 31, 2026 is primarily due to the Sandy Spring acquisition, which resulted in additional state income tax expense due to an expanded tax footprint and an overall increase in the proportion of taxable income to tax-exempt income.

As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view regarding our future realization of deferred tax assets. This assessment was consistent with our conclusions in the prior period.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Assets

At March 31, 2026, we had total assets of $37.3 billion, a decrease of $270.7 million or 2.9% (annualized) from December 31, 2025. The decrease in total assets was primarily due to decreases in securities and cash and cash equivalents, partially offset by increases in LHFI.

LHFI totaled $27.9 billion at March 31, 2026, an increase of $150.3 million or 2.2% (annualized) from December 31, 2025, primarily due to an increase in the commercial and industrial portfolio. At March 31, 2026, quarterly average LHFI increased $9.4 billion or 51.0% from the same period in the prior year, primarily due to the addition of the Sandy Spring acquired loans. Refer to "Loan Portfolio" within this Item 2 and Note 4 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 of this Quarterly Report for additional information on our loan activity.

Total securities at March 31, 2026 were $5.1 billion, a decrease of $209.5 million or 16.1% (annualized) from December 31, 2025. The decrease in total securities was primarily due to principal repayments and maturities of AFS securities. AFS securities totaled $4.0 billion at March 31, 2026, compared to $4.2 billion at December 31, 2025. At March 31, 2026, total net unrealized losses on the AFS securities portfolio were $322.1 million, compared to $295.7 million at December 31, 2025. HTM securities totaled $870.3 million at March 31, 2026, compared to $884.2 million at December 31, 2025, with net unrealized losses of $35.5 million at March 31, 2026, compared to $27.4 million at December 31, 2025.

Liabilities and Stockholders’ Equity

At March 31, 2026, we had total liabilities of $32.3 billion, a decrease of $316.7 million or 3.9% (annualized) from December 31, 2025, which was primarily due to a decrease in total borrowings of $192.7 million, as well as a decrease in total deposits of $80.4 million.

Total deposits at March 31, 2026 were $30.4 billion, a decrease of $80.4 million or 1.1% (annualized) from December 31, 2025, and was primarily due to a decline in brokered deposits, partially offset by an increase in interest-bearing customer deposits. Quarterly average deposits at March 31, 2026 increased $9.7 billion or 47.6% from the same period in the prior year, primarily due to the addition of the Sandy Spring acquired deposits. Refer to “Deposits” within this Item 2 for additional information on this topic.

Total borrowings at March 31, 2026 were $1.3 billion, a decrease of $192.7 million or 52.2% (annualized) from December 31, 2025, primarily due to the higher short-term borrowings in the prior quarter that were repaid in the current quarter using funds from customer deposits, Refer to Note 7 “Borrowings” in Part I, Item 1 of this Quarterly Report for additional information on our borrowing activity.

At March 31, 2026, our stockholders’ equity was $5.1 billion, an increase of $45.9 million from December 31, 2025. Our consolidated regulatory capital ratios continue to exceed the minimum capital requirements and are considered “well-capitalized” for regulatory purposes. Refer to “Capital Resources” within this Item 2, as well as Note 10 "Stockholders’ Equity" in Part I, Item 1 of this Quarterly Report for additional information on our capital resources and the Forward Sale Agreements.

During the first quarter of 2026, we declared and paid a quarterly dividend on our outstanding shares of Series A Preferred Stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share), consistent with the fourth quarter of 2025 and the first quarter of 2025. During the first quarter of 2026, we also declared and paid cash dividends of $0.37 per common share, consistent with the fourth quarter of 2025 and an increase of $0.03 per share or 8.8% from the first quarter of 2025.

SECURITIES

At March 31, 2026, we had total securities of $5.1 billion or 13.6% of total assets, compared to $5.3 billion or 14.0% of total assets at December 31, 2025. This decrease was primarily due to principal repayments and maturities of AFS securities. We seek to diversify our investment portfolio to minimize risk, and we focus on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher tax-equivalent yield offered from these securities. The majority of our MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 9 “Derivatives” in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of the AFS securities, HTM securities, and restricted stock as of the periods ended (dollars in thousands):

	March 31, 2026	December 31, 2025
Available for Sale:
U.S. government and agency securities	$102,103	$104,002
Obligations of states and political subdivisions	472,204	487,885
Corporate and other bonds	213,010	217,934
MBS
Commercial	418,189	429,166
Residential	2,803,924	2,953,358
Total MBS	3,222,113	3,382,524
Other securities	1,980	1,956
Total AFS securities, at fair value	4,011,410	4,194,301
Held to Maturity:
Obligations of states and political subdivisions	781,389	793,162
Corporate and other bonds	2,124	2,255
MBS
Commercial	39,874	40,777
Residential	46,901	48,022
Total MBS	86,775	88,799
Total held to maturity securities, at carrying value	870,288	884,216
Restricted Stock:
FRB stock	141,225	141,225
FHLB stock	36,288	48,975
Total restricted stock, at cost	177,513	190,200
Total securities	$5,059,211	$5,268,717

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of March 31, 2026:

	1 Year	After 1 Year	After 5 Years	Over 10
	or Less	through 5 Years	through 10 Years	Years	Total
U.S. government and agency securities	4.40%	3.97%	4.47%	—%	4.34%
Obligations of states and political subdivisions	4.36%	3.05%	2.00%	2.23%	2.24%
Corporate bonds and other securities	2.12%	5.19%	3.64%	4.62%	4.40%
MBS:
Commercial	5.84%	5.58%	3.56%	3.44%	3.82%
Residential	2.68%	5.76%	4.44%	3.75%	3.86%
Total MBS	4.96%	5.67%	4.33%	3.71%	3.85%
Total AFS securities	4.32%	5.27%	3.71%	3.53%	3.67%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of March 31, 2026:

	1 Year	After 1 Year	After 5 Years	Over 10
	or Less	through 5 Years	through 10 Years	Years	Total
Obligations of states and political subdivisions	4.28%	4.02%	3.35%	3.86%	3.71%
Corporate bonds and other securities	—%	—%	—%	4.23%	4.23%
MBS:
Commercial	—%	—%	6.87%	3.05%	3.08%
Residential	—%	—%	—%	3.38%	3.38%
Total MBS	—%	—%	6.87%	3.23%	3.24%
Total HTM securities	4.28%	4.02%	3.36%	3.77%	3.67%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of March 31, 2026, we maintained a diversified municipal bond portfolio with approximately 64% of our holdings in general obligation issues and the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 20% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all of our municipal holdings are considered investment grade. When purchasing municipal securities, we focus on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Our largest source of liquidity on a consolidated basis is our customer deposit base generated by our wholesale and consumer businesses. These deposits provide relatively stable and low-cost funding. Total deposits at March 31, 2026 were $30.4 billion, a decrease of $80.4 million or 0.3% from December 31, 2025, primarily due to a decline in brokered deposits, partially offset by an increase in interest-bearing customer deposits. Refer to “Deposits” within this Item 2 for additional information on this topic.

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

We consider our liquid assets to include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. As of March 31, 2026, our liquid assets totaled $13.7 billion or 36.8% of total assets, and liquid earning assets totaled $13.3 billion or 39.8% of total earning assets. We also provide asset liquidity by managing loan and securities maturities and cash flows. As of March 31, 2026, loan payments of approximately $12.2 billion or 43.8% of total LHFI are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $703.3 million or 13.9% of total investments as of March 31, 2026 are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

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

The following table presents our contractual obligations related to our major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of March 31, 2026 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Subordinated debt (1)	$608,000	$—	$608,000
Trust preferred capital notes (1)	184,542	—	184,542
Leases (2)	150,551	19,145	131,406
Repurchase agreements	144,605	144,605	—
Total contractual obligations	$1,087,698	$163,750	$923,948

(1) Excludes related unamortized premium/discount and interest payments.

(2) Represents lease payments due on non-cancellable operating leases at March 31, 2026. Excluded from these tables are variable lease payments or renewals.

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

We are also a lessor in sales-type and direct financing leases for equipment, as noted in Note 6 “Leases” in Part I, Item I of this Quarterly Report. Our future commitments related to the aforementioned leases totaled $753.6 million and $712.8 million, respectively, at March 31, 2026 and December 31, 2025.

Impact of Inflation and Changing Prices

Our financial statements included in Item I “Financial Statements” of this Quarterly Report have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due to inflation. Inflation affects our results of operations mainly through increased operating costs, but since nearly all of our assets and liabilities are monetary in nature, changes in interest rates generally affect our financial condition to a greater degree than changes in the rate of inflation. Inflation also leads to increased costs for our customers, which may make it difficult for them to repay their loans, potentially leading to increased delinquencies, increased volume of loan modifications, financial losses, and increased credit risk for us. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Management reviews pricing of our products and services, in light of current and expected costs due to inflation, to seek to mitigate the inflationary impact on our financial performance.

LOAN PORTFOLIO

LHFI totaled $27.9 billion and $27.8 billion at March 31, 2026 and December 31, 2025, respectively. CRE loans represented our largest loan portfolio segment at both March 31, 2026 and December 31, 2025. We remain committed to originating soundly underwritten loans to qualifying borrowers within our markets.

The following table presents the remaining maturities, based on contractual maturity, by loan type, and by rate type (variable or fixed), net of unearned income, as of March 31, 2026 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$1,748,413	$680,488	$862,354	$743,244	$113,111	$5,999	$205,571	$121,094	$13,290	$71,187
CRE – Owner Occupied	4,319,847	355,871	1,288,271	523,499	748,343	16,429	2,675,705	1,559,603	1,096,213	19,889
CRE – Non-Owner Occupied	7,212,035	1,481,782	3,266,483	2,406,344	843,676	16,463	2,463,770	1,971,156	492,614	—
Multifamily Real Estate	2,321,504	697,323	1,175,079	935,700	238,270	1,109	449,102	329,416	119,686	—
Commercial & Industrial	5,384,856	1,168,963	2,209,759	1,889,831	265,874	54,054	2,006,134	1,328,130	588,840	89,164
Residential 1-4 Family – Commercial	1,053,303	276,981	195,306	125,781	66,441	3,084	581,016	500,466	75,661	4,889
Residential 1-4 Family – Consumer	2,839,216	2,276	1,362,769	1,587	43,515	1,317,667	1,474,171	28,314	192,342	1,253,515
Residential 1-4 Family – Revolving	1,257,079	48,985	1,103,337	54,362	97,049	951,926	104,757	4,569	38,049	62,139
Auto	156,843	5,004	—	—	—	—	151,839	151,246	593	—
Consumer	109,755	7,129	42,478	19,684	2,826	19,968	60,148	35,112	19,629	5,407
Other Commercial	1,543,573	88,849	374,208	217,383	151,560	5,265	1,080,516	557,485	407,635	115,396
Total LHFI, net of unearned income	$27,946,424	$4,813,651	$11,880,044	$6,917,415	$2,570,665	$2,391,964	$11,252,729	$6,586,591	$3,044,552	$1,621,586

Our highest concentration of credit by loan type is in CRE. CRE loans consist of term loans secured by a mortgage lien on the real property and include both non-owner occupied and owner occupied CRE loans, as well as construction and land development, multifamily real estate, residential 1-4 family – commercial, and other commercial (farmland) loans. CRE loans are generally viewed as having more risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy, or in occupancy rates in the market where the property is located, any of which could increase the likelihood of default.

We perform risk assessments to identify the CRE concentration ratio based on the two-tiered guidelines issued by the federal banking regulators. The loan balances used to determine the CRE concentration ratio are as defined in the Call Report instructions, which is comprised of loans secured by 1-4 family residential construction loans, loans secured by other construction loans and all land development and other land loans, loans secured by multi-family residential properties, loans secured by other nonfarm non-residential properties, and loans to finance CRE, construction, and land development activities, and do not necessarily match the balances displayed in Note 4 “Loans and Allowance for Loan and Lease Losses” in Part I, Item 1 of this Quarterly Report.

The two-tiered guidelines include (i) total reported loans for construction, land development, and other land represent 100 percent or more of the institution's total capital; or (ii) total CRE loans represent 300 percent or more of the institution's total capital, and the outstanding balance of the institution's CRE loan portfolio has increased by 50 percent or more during the prior 36 months.

As of March 31, 2026 and December 31, 2025, our construction and land development concentration as a percentage of capital totaled 40.6% and 39.2%, respectively, and our CRE concentration as a percentage of capital totaled 272.0% and 275.3%, respectively. Total CRE exposure increased 93.4% for the 36-month period ended March 31, 2026, primarily due to the Sandy Spring acquisition.

We seek to mitigate risks attributable to our most highly concentrated portfolios and our portfolios that pose unique risks to our balance sheet through our credit underwriting and monitoring processes, including oversight by a centralized credit administration function, approval process, credit policy, and risk management committee, as well as through our seasoned bankers that focus on lending to borrowers with proven track records in markets that we are familiar with. All construction lending risk is controlled by a centralized construction loan servicing department that independently reviews and approves each draw request, including assessing on-going budget adequacy, and monitors project completion milestones. When underwriting CRE loans, we require collateral values in excess of the loan amounts, cash flows in excess of expected debt service requirements, and equity investment in the project. As part of the CRE loan origination process, we also stress test loan interest rates and occupancy rates to determine the impact of different economic conditions on the borrower’s ability to maintain appropriate debt service.

We manage our CRE exposure through product type limits, individual loan-size limits for CRE product types, client relationship limits, and transactional risk acceptance criteria, as well as other techniques, including but not limited to, loan syndications/participations, collateral, guarantees, structure, covenants, and other risk reduction techniques. Our CRE loan policies are specific to individual product types and underwriting parameters vary depending on the risk profile of each asset class. We evaluate risk concentrations regularly in our CRE portfolio on both an aggregate portfolio level and on an individual client basis and regularly review and adjust as appropriate our lending strategies and CRE product-specific approach to underwriting in light of market conditions and our overall corporate strategy and initiatives.

The average loan size of our CRE portfolio was $1.2 million at both March 31, 2026 and December 31, 2025, and the median loan size in our CRE portfolio was $317 thousand as of March 31, 2026 and $311 thousand as of December 31, 2025.

The following table presents the composition of our CRE loan categories, including the industry classification for CRE non-owner occupied loans, and CRE loans as a percentage of total loans for the periods ended (dollars in thousands):

	March 31, 2026		December 31, 2025
	Balance	%	Balance	%
CRE – Non-Owner Occupied
Hotel/Motel B&B	$1,247,225	4.46%	$1,261,397	4.54%
Industrial/Warehouse	1,336,842	4.78%	1,352,848	4.87%
Office	1,465,368	5.24%	1,482,419	5.33%
Retail	1,743,117	6.24%	1,683,838	6.05%
Self Storage	715,640	2.56%	676,920	2.44%
Senior Living	119,584	0.43%	120,933	0.44%
Other	584,259	2.09%	600,160	2.16%
Total CRE – Non-Owner Occupied	7,212,035	25.80%	7,178,515	25.83%
CRE – Owner Occupied	4,319,847	15.46%	4,305,796	15.49%
Construction and Land Development	1,748,413	6.26%	1,666,381	6.00%
Multifamily Real Estate	2,321,504	8.31%	2,418,250	8.70%
Residential 1-4 Family – Commercial	1,053,303	3.77%	1,100,157	3.96%
Other Commercial (Farmland)	41,542	0.15%	42,632	0.15%
Total CRE LHFI	16,696,644	59.75%	16,711,731	60.13%
All other loan types	11,249,780	40.25%	11,084,436	39.87%
Total LHFI, net of unearned income	$27,946,424	100.00%	$27,796,167	100.00%

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

The following table presents the distribution of our CRE non-owner occupied, multifamily real estate, and office portfolio loans by market location based on the underlying loan collateral for the periods ended (dollars in thousands):

	March 31, 2026			December 31, 2025
	CRE Non-Owner Occupied	Office Portfolio (1)	Multifamily Real Estate	CRE Non-Owner Occupied	Office Portfolio (1)	Multifamily Real Estate
Carolinas	$1,605,832	$301,252	$720,988	$1,562,931	$297,195	$742,070
DC Metro	1,272,164	426,294	320,763	1,314,704	431,197	430,826
Western VA	989,921	154,783	260,886	998,717	157,491	272,839
Fredericksburg Area	727,681	160,201	85,114	727,918	164,866	82,413
Baltimore	705,970	128,859	158,899	670,663	131,921	161,607
Central VA	594,063	102,591	304,599	585,415	101,446	302,045
Coastal VA/NC	543,068	63,615	216,160	521,236	64,110	210,832
Other Maryland	298,865	53,286	9,676	303,323	53,787	9,742
Other	289,366	40,229	185,855	311,824	45,622	128,444
Eastern VA	185,105	34,258	58,564	181,784	34,784	77,432
Total	$7,212,035	$1,465,368	$2,321,504	$7,178,515	$1,482,419	$2,418,250

(1) The office portfolio is a subset of our CRE non-owner occupied loans included in the column to the left.

We continue to monitor our exposure to office space, within our non-owner occupied CRE portfolio. We do not currently finance large, high-rise, or major metropolitan central business district office buildings, and the office portfolio is generally in suburban markets with stronger occupancy levels than downtown office markets. The average loan size in our office portfolio was $2.1 million as of both March 31, 2026 and December 31, 2025, and the median loan size in our office portfolio was $726 thousand as of March 31, 2026 and $720 thousand as of December 31, 2025. The average loan size in our multifamily real estate portfolio was $3.6 million as of both March 31, 2026 and December 31, 2025, and the median loan size in our multifamily real estate portfolio was $863 thousand as of March 31, 2026 and $843 thousand as of December 31, 2025.

We also continue to monitor the broader commercial lending environment, including developments affecting non-depository financial institutions (“NDFI”). Our exposures to NDFIs represent a limited portion of our other commercial (other) loans. This small portfolio of loans to NDFIs is comprised almost entirely of facilities that help fund private equity group lending to businesses. Our exposure consists of granular downstream credits held as collateral with each facility controlled with specific conservative advance rates and concentration percentages and low maximum loan amounts per credit.

The following table presents the composition of our NDFI loan exposures for the period ended (dollars in thousands):

	March 31, 2026	December 31, 2025
Loans to mortgage credit intermediaries	$23,988	$25,382
Loans to business credit intermediaries	157,217	167,565
Other loans to non-depository financial institutions	66,246	75,007
Loans to consumer credit intermediaries	—	1,576
Total NDFI LHFI	$247,451	$269,530

NDFI loans loss reserve to total NDFI LHFI	0.82%	0.46%
NDFI loans to total LHFI	0.89%	0.97%
Average NDFI loan size	$2,062	$2,265

ASSET QUALITY

Overview

At March 31, 2026 NPAs as a percentage of LHFI totaled 0.36%, a decrease of 6 basis points from December 31, 2025, and included nonaccrual LHFI of $97.8 million. Accruing past due loans as a percentage of total LHFI totaled 0.45% at March 31, 2026, an increase of 4 basis points from December 31, 2025. Net charge-offs were $1.6 million for the three months ended March 31, 2026, compared to net charge-offs of $2.3 million for the same period in the prior year.

Our ACL at March 31, 2026 increased $659 thousand to $321.9 million from December 31, 2025, comprised of an ALLL of $291.1 million and RUC of $30.8 million.

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

Nonperforming Assets

At March 31, 2026, NPAs totaled $99.7 million, a decrease of $17.2 million from December 31, 2025. Our NPAs as a percentage of total LHFI at March 31, 2026 and December 31, 2025 were 0.36% and 0.42%, respectively. The decrease in NPAs was primarily due to the resolutions of certain Sandy Spring acquired PCD loans, which resulted in measurement period adjustments being recorded during the first quarter of 2026 associated with the Sandy Spring acquisition, based on additional information and evidence obtained by the Company relating to events or circumstances existing at the acquisition date.

The following table shows a summary of asset quality balances and related ratios as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2026	2025
Nonaccrual LHFI	$97,828	$115,051
Foreclosed properties	1,856	1,826
Total NPAs	99,684	116,877
LHFI past due 90 days and accruing interest	24,470	35,551
Total NPAs and LHFI past due 90 days and accruing interest	$124,154	$152,428

Balances
ALLL	$291,100	$295,108
ACL	321,928	321,269
Average LHFI, net of unearned income	27,830,037	25,116,692
LHFI, net of unearned income	27,946,424	27,796,167

Ratios
Nonaccrual LHFI to total LHFI	0.35%	0.41%
NPAs to total LHFI	0.36%	0.42%
NPAs & LHFI 90 days past due and accruing interest to total LHFI	0.44%	0.55%
NPAs to total LHFI & foreclosed property	0.36%	0.42%
NPAs & LHFI 90 days past due and accruing interest to total LHFI & foreclosed property	0.44%	0.55%
ALLL to nonaccrual LHFI	297.56%	256.50%
ALLL to nonaccrual LHFI & LHFI 90 days past due and accruing interest	238.03%	195.95%
ACL to nonaccrual LHFI	329.08%	279.24%

NPAs include nonaccrual LHFI, which totaled $97.8 million at March 31, 2026, a decrease of $17.2 million from December 31, 2025. The following table shows the year-to-date activity in nonaccrual LHFI for the three months ended March 31, (dollars in thousands):

2026
Beginning Balance	$115,051
Net customer payments and other activity (1)	(33,934)
Additions	17,679
Charge-offs	(909)
Transfers to foreclosed property	(59)
Ending Balance	$97,828

(1) Other activity represents measurement period adjustments related to the fair values of certain loans associated with the Sandy Spring acquisition, which impacted the nonaccrual activity for the three months ended March 31, 2026.

The following table presents the composition of nonaccrual LHFI and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual LHFI, as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2026	2025
Construction and Land Development	$2,485	$4,303
CRE - Owner Occupied	6,416	6,034
CRE - Non-owner Occupied	12,221	11,301
Multifamily Real Estate	20,564	45,369
Commercial & Industrial	18,959	10,288
Residential 1-4 Family - Commercial	6,416	6,657
Residential 1-4 Family - Consumer	24,426	23,297
Residential 1-4 Family - Revolving	5,364	5,643
Auto	515	572
Consumer	12	12
Other Commercial	450	1,575
Total	$97,828	$115,051
Coverage Ratio (ALLL to nonaccrual LHFI)	297.56%	256.50%

Past Due Loans

At March 31, 2026, past due LHFI still accruing interest totaled $125.0 million or 0.45% of total LHFI, compared to $113.0 million or 0.41% of total LHFI at December 31, 2025. The increase in past due LHFI was primarily within the multifamily real estate and CRE – owner occupied loan portfolios. Of the total past due LHFI still accruing interest, $24.5 million or 0.09% of total LHFI were loans past due 90 days or more at March 31, 2026, compared to $35.6 million or 0.13% of total LHFI at December 31, 2025.

Troubled Loan Modifications

For the three months ended March 31, 2026 and March 31, 2025, we had TLMs with an amortized cost basis of $16.7 million and $2.2 million, respectively, and no material unfunded commitments on loans modified and designated as TLMs.

Net Charge-offs

For the first quarter of 2026, net charge-offs were $1.6 million or 0.02% of total average LHFI on an annualized basis, compared to net charge-offs of $2.3 million or 0.05% (annualized) for the same quarter in the prior year.

Provision for Credit Losses

We recorded a provision for credit losses of $2.7 million for the first quarter of 2026, a decrease of $14.9 million compared to $17.6 million recorded during the same quarter of 2025. The provision for credit losses for the first quarter of 2026 reflected a

$2.4 million release in provision for loan losses and a $4.7 million provision for unfunded commitments, primarily driven by higher construction and land development unfunded commitments. The provision for credit losses decreased as compared to the same quarter in the prior year primarily due to higher uncertainty in the economic outlook in the prior year, as well as specific reserves recorded in the prior year on two impaired commercial and industrial loans.

Allowance for Credit Losses

Effective January 1, 2026, we made certain changes to our allowance methodology as part of the continued enhancement of our credit modeling practices, resulting in more dynamic and precise modeling that allow for more granularity in the monitoring of our expected credit losses. As a result of this change, we moved from two loan portfolio segments (Commercial and Consumer) to three portfolio segments (CRE, Commercial and Industrial, and Consumer), by reorganizing the former Commercial segment into the CRE and Commercial and Industrial segments, with no changes made to the Consumer segment. The allowance methodology changes were accounted for prospectively as a change in accounting estimate, did not have a material impact on our consolidated financial statements, and resulted in no changes to previously reported values. Prior year tables do not reflect the change in methodology effective January 1, 2026. See Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report for additional information on the change in methodology.

At March 31, 2026, the ACL was $321.9 million and included an ALLL of $291.1 million and a RUC of $30.8 million. The ACL at March 31, 2026 increased $659 thousand from December 31, 2025.

At March 31, 2026, the ACL as a percentage of total LHFI remained relatively consistent at 1.15%, compared to 1.16% at December 31, 2025. The ALLL as a percentage of total LHFI decreased by 2 basis points, from 1.06% at December 31, 2025 to 1.04% at March 31, 2026. The RUC coverage ratio increased 1 basis point from December 31, 2025 to 0.11% at March 31, 2026.

The following table summarizes the ACL as of the periods ended (dollars in thousands):

	March 31,	December 31,
	2026	2025
Total ALLL	$291,100	$295,108
Total RUC	30,828	26,161
Total ACL	$321,928	$321,269

ALLL to total LHFI	1.04%	1.06%
ACL to total LHFI	1.15%	1.16%

The following table summarizes net charge-off activity by loan segment for the three months ended March 31, reflecting the changes made to the Company’s allowance methodology effective January 1, 2026 (dollars in thousands):

	2026
	CRE	Commercial and Industrial	Consumer	Total
Loans charged-off	$—	$(2,198)	$(703)	$(2,901)
Recoveries	367	542	398	1,307
Net charge-offs	$367	$(1,656)	$(305)	$(1,594)
Net charge-offs to average loans (1)	(0.01)%	0.10%	0.03%	0.02%

(1) Net charge-off rates are annualized and calculated by dividing net charge-offs by average LHFI for the period for each loan category.

The following table summarizes net charge-off activity by loan segment for the three months ended March 31, reflecting the Company’s previous allowance methodology (dollars in thousands):

	2025
	Commercial	Consumer	Total
Loans charged-off	$(1,847)	$(1,038)	$(2,885)
Recoveries	230	377	607
Net charge-offs	$(1,617)	$(661)	$(2,278)
Net charge-offs to average loans (1)	0.04%	0.11%	0.05%

(1) Net charge-off rates are annualized and calculated by dividing net charge-offs by average LHFI for the period for each loan category.

The following table summarizes the ALLL activity by loan segment and the percentage of the loan portfolio that the related ALLL covers as of the period ended March 31, reflecting the changes made to the Company’s allowance methodology effective January 1, 2026 (dollars in thousands):

	2026
	CRE	Commercial and Industrial	Consumer	Total
ALLL	$171,900	$58,697	$60,503	$291,100
Loan % (1)	59.8%	24.6%	15.6%	100.0%
ALLL to total LHFI (2)	1.03%	0.85%	1.39%	1.04%

(1) The percentage represents the loan balance divided by total LHFI.

(2) The percentage represents ALLL divided by the total LHFI for each loan category.

The following table summarizes the ALLL activity by loan segment and the percentage of the loan portfolio that the related ALLL covers as of the period ended December 31, reflecting the Company’s previous allowance methodology (dollars in thousands):

	2025
	Commercial	Consumer	Total
ALLL	$232,813	$62,295	$295,108
Loan % (1)	84.2%	15.8%	100.0%
ALLL to total LHFI (2)	0.99%	1.42%	1.06%

(1) The percentage represents the loan balance divided by total LHFI.

(2) The percentage represents ALLL divided by the total LHFI for each loan category.

The ALLL for the combined CRE and Commercial and Industrial segments as of March 31, 2026 remained relatively consistent as compared to Commercial segment from December 31, 2025. The decrease in the ALLL from December 31, 2025 for the Consumer segment is primarily due to the use of more granular and dynamic models.

DEPOSITS

As of March 31, 2026, our total deposits were $30.4 billion, a decrease of $80.4 million or 1.1% (annualized) from December 31, 2025, driven by a decline in brokered deposits, partially offset by an increase in interest-bearing customer deposits. Total interest-bearing deposits consisted of interest checking accounts, money market accounts, savings accounts, time deposits, and brokered deposits. Our total time deposit balances with customers totaled $5.7 billion and accounted for 25.0% of total interest-bearing customer deposits at March 31, 2026, compared to $5.7 billion and 25.3% at December 31, 2025. We seek to fund increased loan volumes by growing core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, we may use wholesale funding sources to fund shortfalls, if any, or provide additional liquidity. We use brokered deposits purchased through nationally recognized networks as part of our overall liquidity management strategy on an as needed basis. As of March 31, 2026, brokered deposits totaled $610.3 million, down from $1.1 billion at December 31, 2025.

The following table presents the deposit balances, including brokered deposits, by major category as of the quarters ended (dollars in thousands):

	March 31, 2026		December 31, 2025
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Interest checking accounts	$7,515,409	24.7%	$7,193,204	23.6%
Money market accounts	6,985,315	23.0%	6,863,981	22.5%
Savings accounts	2,691,144	8.9%	2,747,622	9.0%
Customer time deposits of more than $250,000	1,767,455	5.8%	1,737,345	5.7%
Customer time deposits of $250,000 or less	3,977,869	13.1%	3,956,571	13.0%
Time Deposits	5,745,324	18.9%	5,693,916	18.7%
Total interest-bearing customer deposits	22,937,192	75.5%	22,498,723	73.8%
Brokered deposits	610,338	2.0%	1,128,284	3.7%
Total interest-bearing deposits	$23,547,530	77.5%	$23,627,007	77.5%
Demand deposits	6,843,726	22.5%	6,844,629	22.5%
Total Deposits (1)	$30,391,256	100.0%	$30,471,636	100.0%

(1) Includes uninsured deposits of $10.8 billion as of March 31, 2026 and December 31, 2025, and collateralized deposits of $1.2 billion as of March 31, 2026 and December 31, 2025. Amounts are based on estimated amounts of uninsured deposits as of the reported period.

Maturities of time deposits in excess of FDIC insurance limits were as follows for the quarters ended (dollars in thousands):

	March 31, 2026	December 31, 2025
3 Months or Less	$381,905	$409,080
Over 3 Months through 6 Months	226,935	192,388
Over 6 Months through 12 Months	199,111	142,197
Over 12 Months	58,504	101,930
Total	$866,455	$845,595

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which financial institutions can exercise greater or longer control in comparison with deposits and borrowed funds. Our management reviews our capital adequacy on an ongoing basis with reference to size, composition, and quality of our resources and consistency with regulatory requirements and industry standards. We seek to maintain a capital structure that will assure an appropriate level of capital to support anticipated asset growth and to absorb potential losses, while allowing us to effectively leverage our capital to maximize return to shareholders.

On May 5, 2026, we announced that our Board of Directors declared a quarterly dividend on our outstanding shares of our Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on June 1, 2026 to preferred shareholders of record as of May 15, 2026. Our Board of Directors also declared a quarterly dividend of $0.37 per share of common stock, which is payable on June 5, 2026 to common shareholders of record as of May 22, 2026.

Under the Basel III capital rules, we must comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 7.0% of risk-weighted assets; (ii) a Tier 1 capital ratio of 8.5% of risk-weighted assets; (iii) a total capital ratio of 10.5% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of total assets. These ratios, with the exception of the leverage ratio, include a 2.5% capital conservation buffer, which is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. In March 2026, the Federal Reserve, Office of the Comptroller of the Currency and FDIC issued three proposals that would implement the Basel Committee on Banking Supervision’s 2017 revisions to the Basel III capital rules (the “Basel III endgame”). These proposals are intended to streamline capital requirements and better align regulatory capital with risk while maintaining the safety and soundness of the banking system, and if finalized as proposed, would primarily affect the largest banking organizations. The Company has reviewed these proposed rules and, if these rules are adopted as proposed, the Company estimates that its regulatory capital ratios would improve compared to current levels.

The following table summarizes our regulatory capital and related ratios as of the periods ended (2) (dollars in thousands):

	March 31,	December 31,	March 31,
	2026	2025	2025
Common equity Tier 1 capital	$ 3,132,588	$ 3,074,066	$ 2,074,833
Tier 1 capital	3,298,944	3,240,422	2,241,189
Tier 2 capital	997,897	992,099	619,037
Total risk-based capital	4,296,841	4,232,521	2,860,226
Risk-weighted assets	30,679,745	30,449,199	20,613,481
Capital ratios:
Common equity Tier 1 capital ratio	10.21%	10.10%	10.07%
Tier 1 capital ratio	10.75%	10.64%	10.87%
Total capital ratio	14.01%	13.90%	13.88%
Leverage ratio (Tier 1 capital to average assets)	9.31%	9.10%	9.45%
Capital conservation buffer ratio (1)	4.75%	4.64%	4.87%
Common equity to total assets	13.09%	12.88%	12.26%
Tangible common equity to tangible assets (+)	8.03%	7.85%	7.39%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(2) All ratios and amounts at March 31, 2026 are estimates and subject to change pending the filing of our FR Y-9C. All other periods are presented as filed.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three months ended March 31, (dollars in thousands):

	2026	2025
Interest Income (FTE)
Interest and dividend income (GAAP)	$471,735	$305,836
FTE adjustment	4,550	3,757
Interest and dividend income (FTE) (non-GAAP)	$476,285	$309,593
Average earning assets	$33,377,790	$22,108,618
Yield on interest-earning assets (GAAP)	5.73%	5.61%
Yield on interest-earning assets (FTE) (non-GAAP)	5.79%	5.68%
Net Interest Income (FTE)
Net interest income (GAAP)	$312,373	$184,164
FTE adjustment	4,550	3,757
Net interest income (FTE) (non-GAAP)	$316,923	$187,921
Noninterest income (GAAP)	54,783	29,163
Total revenue (FTE) (non-GAAP)	$371,706	$217,084
Average earning assets	$33,377,790	$22,108,618
Net interest margin (GAAP)	3.80%	3.38%
Net interest margin (FTE) (non-GAAP)	3.85%	3.45%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	March 31,	December 31,	March 31,
	2026	2025	2025
Tangible Assets
Ending Assets (GAAP)	$37,315,011	$37,585,754	$24,632,611
Less: Ending goodwill	1,754,875	1,733,287	1,214,053
Less: Ending amortizable intangibles	300,099	315,544	79,165
Ending tangible assets (non-GAAP)	$35,260,037	$35,536,923	$23,339,393
Tangible Common Equity
Ending Equity (GAAP)	$5,052,316	$5,006,398	$3,185,216
Less: Ending goodwill	1,754,875	1,733,287	1,214,053
Less: Ending amortizable intangibles	300,099	315,544	79,165
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$2,830,985	$2,791,210	$1,725,641
Average equity (GAAP)	$5,068,069	$4,446,839	$3,183,846
Less: Average goodwill	1,733,527	1,592,391	1,214,053
Less: Average amortizable intangibles	307,636	277,977	81,790
Less: Average perpetual preferred stock	166,356	166,356	166,356
Average tangible common equity (non-GAAP)	$2,860,550	$2,410,115	$1,721,647
Common equity to total assets (GAAP)	13.09%	12.88%	12.26%
Tangible common equity to tangible assets (non-GAAP)	8.03%	7.85%	7.39%

Adjusted operating measures exclude, as applicable, merger-related costs and gain (loss) on sale of securities. We believe these non-GAAP adjusted measures provide investors with important information about the continuing economic results of our operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three months ended March 31, (dollars in thousands, except per share amounts):

	2026	2025
Adjusted Operating Earnings & EPS
Net income (GAAP)	$122,165	$49,818
Plus: Merger-related costs, net of tax	6,956	4,643
Less: Gain (loss) on sale of securities, net of tax	2	(81)
Adjusted operating earnings (non-GAAP)	$129,119	$54,542
Less: Dividends on preferred stock	2,967	2,967
Adjusted operating earnings available to common shareholders (non-GAAP)	$126,152	$51,575

Weighted average common shares outstanding, diluted	142,280,978	90,072,795
Earnings per common share, diluted (GAAP)	$0.84	$0.52
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.89	$0.57

Adjusted operating noninterest expense excludes, as applicable, the amortization of intangible assets and merger-related costs. This measure is similar to the measure we use when analyzing corporate performance and is also similar to the measure used for incentive compensation. We believe the adjusted measure provides investors with important information about the continuing economic results of our operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three months ended March 31, (dollars in thousands):

	2026	2025
Adjusted Operating Noninterest Expense
Noninterest expense (GAAP)	$209,810	$134,184
Less: Amortization of intangible assets	15,446	5,398
Less: Merger-related costs	9,034	4,940
Adjusted operating noninterest expense (non-GAAP)	$185,330	$123,846

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

The following table represents the interest rate sensitivity on our net interest income across the rate paths modeled for the balances as of the periods ended:

	Change In Net Interest Income
	March 31,	December 31,	March 31,
	2026	2025	2025
	%	%	%
Change in Yield Curve:
+300 bps	10.23	7.44	5.10
+200 bps	7.08	5.28	3.99
+100 bps	3.67	2.79	2.47
Most likely rate scenario	—	—	—
-100 bps	(3.11)	(2.53)	(3.00)
-200 bps	(6.37)	(4.97)	(7.79)
-300 bps	(8.83)	(5.77)	(13.54)

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

From a net interest income perspective, we were more asset sensitive as of March 31, 2026 compared to our positions as of December 31, 2025 and March 31, 2025. This shift is due, in part, to the changing market characteristics of certain loan and deposit products. We expect net interest income to increase with an immediate increase or shock in market rates. In a decreasing interest rate environment, we expect a decline in net interest income as interest-earning assets re-price more quickly than interest-bearing deposits.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances as of the periods ended:

	Change In Economic Value of Equity
	March 31,	December 31,	March 31,
	2026	2025	2025
	%	%	%
Change in Yield Curve:
+300 bps	(4.00)	(4.70)	(8.01)
+200 bps	(2.34)	(2.78)	(5.31)
+100 bps	(0.94)	(1.19)	(2.58)
Most likely rate scenario	—	—	—
-100 bps	(0.17)	(0.03)	1.55
-200 bps	(2.33)	(2.19)	0.05
-300 bps	(5.47)	(5.34)	(2.72)

As of March 31, 2026, our economic value of equity was slightly less liability sensitive in a rising interest rate environment compared to our positions as of December 31, 2025 and March 31, 2025, primarily due to the composition of our Consolidated Balance Sheets and also due to the pricing characteristics and assumptions of certain deposits and loans.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

During the quarter ended March 31, 2026, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K.

An investment in our securities involves risks. In addition to the other information set forth in this Quarterly Report, including the information addressed under “Forward-Looking Statements,” investors in our securities should carefully consider the risk factors discussed in our 2025 Form 10-K. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations, and capital position and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of our securities could decline.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

As of March 31, 2026, we did not have an authorized share repurchase program in effect. On May 5, 2026, the Company’s Board authorized a share repurchase program to purchase up to $250 million of the Company’s common stock through May 5, 2027 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

The following information describes our common stock repurchases for the three months ended March 31, 2026:

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
January 1 - January 31, 2026	1,736	35.83	—	—
February 1 - February 28, 2026	96,712	38.73	—	—
March 1 - March 31, 2026	1,500	35.50	—	—
Total	99,948	38.63	—	—

_________________________________________

(1) For the three months ended March 31, 2026, 99,948 shares were withheld upon vesting of restricted shares granted to our employees in order to satisfy tax withholding obligations.

ITEM 5 – OTHER INFORMATION

Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

3.2

Amended and Restated Bylaws of Atlantic Union Bankshares Corporation, effective as of October 30, 2025 (incorporated by reference to Exhibit 3.2 to Current Report on Form 10-Q filed on November 4, 2025).

10.1

Employment Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Alexander D. Dodd, dated as of February 23, 2026 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 24, 2026).

10.2

Management Continuity Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Alexander D. Dodd, dated as of February 23, 2026 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 24, 2026).

10.3	Relocation Agreement between Atlantic Union Bank and Alexander Dodd, dated January 29, 2026 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 24, 2026).
10.4

Transition and Consulting Agreement by and between Atlantic Union Bankshares Corporation, Atlantic Union Bank and Robert M. Gorman, dated as of February 23, 2026 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 24, 2026).

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

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended March 31, 2026 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

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

Atlantic Union Bankshares Corporation

(Registrant)

Date: May 5, 2026	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: May 5, 2026	By:	/s/ Alexander D. Dodd
Alexander D. Dodd,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)