Form 10-Q
period 2026-06-30
Atlantic Union Bankshares Corp
filed 2026-08-06
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of July 30, 2026 was 142,814,896.

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

The “Forward Sale Agreements” refers to the forward sale agreements between the Company and Morgan Stanley & Co. LLC, as forward purchaser (the “Forward Purchaser”), each dated as of October 21, 2024, in connection with which the Forward Purchaser or its affiliate borrowed from third parties an aggregate of 11,338,028 shares of our common stock for sale in a registered public offering. On October 21, 2024, the Company entered into an underwriting agreement with the Forward Purchaser and Morgan Stanley & Co. LLC as forward seller (the “Forward Seller”), relating to the registered public offering.

2025 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2025
2029 Subordinated Notes	–	Subordinated debt of $168.0 million acquired in Sandy Spring acquisition on April 1, 2025, for which a conditional notice of redemption has been issued, and which may be redeemed using net proceeds from 2036 Subordinated Notes issuance
2036 Subordinated Notes	–	Subordinated debt of $250.0 million issued by the Company on July 30, 2026 due
August 1, 2036
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALLL	–	Allowance for loan and lease losses, a component of the ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bearing Insurance	–	Bearing Insurance Group, LLC
BOLI	–	Bank owned life insurance
bps	–	Basis points
CDI	–	Core deposit intangible
CECL	–	Current expected credit losses
CFPB	–	Consumer Financial Protection Bureau
CRE	–	Commercial real estate
CSP	–	Cary Street Partners LLC
EPS	–	Earnings per common share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FOMC	–	Federal Open Market Committee
FTE	–	Fully taxable equivalent
GAAP	–	Accounting principles generally accepted in the United States
HTM	–	Held to maturity

LHFI	–	Loans held for investment, net of unearned income
LHFS	–	Loans held for sale
MBS	–	Mortgage-Backed Securities
NDFI	–	Non-depository financial institutions
NPA	–	Nonperforming assets
NYSE	–	New York Stock Exchange
PCD	–	Purchased credit deteriorated
Repurchase Program	–	The share repurchase program, approved on May 5, 2026 by the Company’s Board of Directors, which authorized the repurchase of up to $250 million of the Company’s common stock
ROU	–	Right of Use
RUC	–	Reserve for unfunded commitments
SEC	–	U.S. Securities and Exchange Commission
SOFR	–	Secured Overnight Financing Rate
TLM	–	Troubled loan modification

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(Dollars in thousands, except share data)

	June 30,	December 31,
	2026	2025
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$521,608	$234,257
Interest-bearing deposits in other banks	452,419	706,014
Federal funds sold	16,270	26,191
Total cash and cash equivalents	990,297	966,462
Securities available for sale, at fair value	3,876,717	4,194,301
Securities held to maturity, at carrying value	860,906	884,216
Restricted stock, at cost	204,351	190,200
Loans held for sale	23,074	18,486
Loans held for investment, net of unearned income	28,673,271	27,796,167
Less: allowance for loan and lease losses	298,756	295,108
Total loans held for investment, net	28,374,515	27,501,059
Premises and equipment, net	163,241	166,752
Goodwill	1,754,875	1,733,287
Amortizable intangibles, net	284,962	315,544
Bank owned life insurance	679,507	672,890
Other assets	887,423	942,557
Total assets	$38,099,868	$37,585,754
LIABILITIES
Noninterest-bearing demand deposits	$6,727,738	$6,844,629
Interest-bearing deposits	23,740,519	23,627,007
Total deposits	30,468,257	30,471,636
Securities sold under agreements to repurchase	155,659	75,432
Other short-term borrowings	950,000	650,000
Long-term borrowings	775,681	771,860
Other liabilities	596,857	610,428
Total liabilities	32,946,454	32,579,356
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	188,759	188,563
Additional paid-in capital	3,885,085	3,888,841
Retained earnings	1,356,190	1,184,908
Accumulated other comprehensive loss	(276,793)	(256,087)
Total stockholders' equity	5,153,414	5,006,398
Total liabilities and stockholders' equity	$38,099,868	$37,585,754

Common shares issued and outstanding	141,924,165	141,776,886
Common shares authorized	200,000,000	200,000,000
Preferred shares issued and outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Interest and dividend income:
Interest and fees on loans	$436,807	$458,766	$856,436	$730,281
Interest on deposits in other banks	2,165	4,991	4,311	7,504
Interest and dividends on securities:
Taxable	38,973	38,260	79,980	61,908
Nontaxable	8,883	8,355	17,836	16,515
Total interest and dividend income	486,828	510,372	958,563	816,208
Interest expense:
Interest on deposits	146,438	171,343	288,217	286,929
Interest on short-term borrowings	5,327	4,147	10,554	5,056
Interest on long-term borrowings	9,945	13,511	22,301	18,687
Total interest expense	161,710	189,001	321,072	310,672
Net interest income	325,118	321,371	637,491	505,536
Provision for credit losses	11,737	105,707	14,475	123,345
Net interest income after provision for credit losses	313,381	215,664	623,016	382,191
Noninterest income:
Service charges on deposit accounts	12,259	12,220	24,374	21,905
Other service charges, commissions and fees	2,286	2,245	4,224	4,007
Interchange fees	3,750	3,779	7,076	6,727
Fiduciary and asset management fees	21,460	17,723	41,638	24,420
Mortgage banking income	2,656	2,821	4,682	3,794
Bank owned life insurance income	5,734	7,327	10,934	10,864
Loan-related interest rate swap fees	6,484	1,733	10,458	4,133
Other operating income	35,619	33,674	41,645	34,835
Total noninterest income	90,248	81,522	145,031	110,685
Noninterest expenses:
Salaries and benefits	112,309	109,942	225,722	185,357
Occupancy expenses	12,862	12,782	26,064	21,362
Furniture and equipment expenses	5,532	6,344	11,088	10,258
Technology and data processing	16,016	17,248	31,618	27,435
Professional services	6,154	7,808	11,922	12,494
Marketing and advertising expense	5,479	3,757	12,807	6,941
FDIC assessment premiums and other insurance	6,633	8,642	13,479	13,844
Franchise and other taxes	4,675	4,688	9,381	9,331
Loan-related expenses	2,723	1,278	5,574	2,527
Amortization of intangible assets	15,136	18,433	30,582	23,832
Merger-related costs	—	78,900	9,034	83,840
Other expenses	11,617	9,876	21,675	16,661
Total noninterest expenses	199,136	279,698	408,946	413,882
Income before income taxes	204,493	17,488	359,101	78,994
Income tax expense (benefit)	43,480	(2,303)	75,922	9,384
Net Income	$161,013	$19,791	$283,179	$69,610
Dividends on preferred stock	2,967	2,967	5,934	5,934
Net income available to common shareholders	$158,046	$16,824	$277,245	$63,676

Basic earnings per common share	$1.11	$0.12	$1.95	$0.55
Diluted earnings per common share	$1.11	$0.12	$1.95	$0.55
Dividends declared per common share	$0.37	$0.34	$0.74	$0.68
Basic weighted average number of common shares outstanding	142,099,251	141,680,472	142,000,975	115,596,296
Diluted weighted average number of common shares outstanding	142,320,806	141,738,325	142,301,002	116,056,670

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$161,013	$19,791	$283,179	$69,610
Other comprehensive income:
Cash flow hedges:
Change in fair value of cash flow hedges (net of tax, $640 and $1,853 for the three months and $1,234 and $4,940 for the six months ended June 30, 2026 and June 30, 2025, respectively)	(2,128)	6,202	(4,110)	16,538
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $874 and $2,075 for the three months and $4,959 and $6,780 for the six months ended June 30, 2026 and June 30, 2025, respectively)	4,010	6,946	(16,528)	22,702
Reclassification adjustment for (gains) losses included in net income (net of tax, $1 and $4 for the three months and $2 and $20 for the six months ended June 30, 2026 and June 30, 2025, respectively) (1)	(3)	(12)	(4)	67
Bank owned life insurance:
Unrealized holding gains (losses) arising during the period	33	—	356	(10)
Reclassification adjustment for gains included in net income (2)	(217)	(207)	(420)	(397)
Other comprehensive income (loss):	1,695	12,929	(20,706)	38,900
Comprehensive income	$162,708	$32,720	$262,473	$108,510

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2025	$188,563	$173	$3,888,841	$1,184,908	$(256,087)	$5,006,398
Net Income				122,165		122,165
Other comprehensive loss (net of taxes of $6,428)					(22,401)	(22,401)
Dividends on common stock ($0.37 per share)				(52,750)		(52,750)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (283,610 shares)	377		(5,302)			(4,925)
Stock-based compensation expense			6,796			6,796
Balance - March 31, 2026	$188,940	$173	$3,890,335	$1,251,356	$(278,488)	$5,052,316

Net Income				161,013		161,013
Other comprehensive income (net of taxes of $233)					1,695	1,695
Dividends on common stock ($0.37 per share)				(53,212)		(53,212)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Common stock purchased under share repurchase program (264,961 shares)	(352)		(9,653)			(10,005)
Excise tax on common stock repurchased (1)			(100)			(100)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (128,630 shares)	171		(1,682)			(1,511)
Stock-based compensation expense			6,185			6,185
Balance - June 30, 2026	$188,759	$173	$3,885,085	$1,356,190	$(276,793)	$5,153,414

(1) Represents the 1% excise tax related to the Repurchase Program based on the fair market value of common stock repurchased in the taxable year, reduced by the fair market value of any common stock issued during the same year, pursuant to the Inflation Reduction Act of 2022. The excise tax is recorded as part of the cost of certain treasury stock transactions.

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2024	$118,519	$173	$2,280,547	$1,103,326	$(359,686)	$3,142,879
Net Income				49,818		49,818
Other comprehensive income (net of taxes of $6,957)					25,971	25,971
Dividends on common stock ($0.34 per share)				(30,542)		(30,542)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (228,311 shares)	304		(3,698)			(3,394)
Stock-based compensation expense			3,451			3,451
Balance - March 31, 2025	$118,823	$173	$2,280,300	$1,119,635	$(333,715)	$3,185,216
Net Income				19,791		19,791
Other comprehensive income (net of taxes of $3,924)					12,929	12,929
Issuance of common stock in regard to acquisition (41,000,004 shares)	54,530		1,220,717			1,275,247
Dividends on common stock ($0.34 per share)			75	(48,492)		(48,417)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock in regard to forward sale settlement (11,338,028 shares)	15,080		369,883			384,963
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (16,146 shares)	21		(2,252)			(2,231)
Stock-based compensation expense			8,108			8,108
Balance - June 30, 2025	$188,454	$173	$3,876,831	$1,087,967	$(320,786)	$4,832,639

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

(Dollars in thousands)

	2026	2025
Operating activities:
Net income	$283,179	$69,610
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,475	123,345
Depreciation of premises and equipment	9,913	7,785
Amortization, net	14,166	13,695
Accretion related to acquisitions, net	(42,839)	(34,438)
Gain on CRE loan sale	—	(15,720)
Gain on sale of equity interest in CSP	—	(14,300)
Gain on sale of equity interest in Bearing Insurance	(32,350)	—
BOLI income	(10,934)	(10,864)
Deferred tax expense	66,339	4,059
Loans held for sale:
Originations and purchases	(204,020)	(184,784)
Proceeds from sales	198,533	2,046,402
Changes in operating assets and liabilities:
Net decrease in other assets	1,539	1,892
Net decrease in other liabilities	(20,512)	(40,725)
Net cash provided by operating activities	277,489	1,965,957
Investing activities:
Securities AFS and restricted stock:
Purchases	(363,140)	(894,303)
Proceeds from sales	209,582	629,911
Proceeds from maturities, calls and paydowns	442,815	214,160
Securities HTM:
Purchases	—	(36,640)
Proceeds from maturities, calls and paydowns	20,821	10,956
Net change in other investments	31,042	29,227
Net increase in LHFI	(832,638)	(143,446)
Net purchases of premises and equipment	(13,413)	(486)
Proceeds from BOLI settlements	1,013	2,376
Proceeds from sales of foreclosed properties and former bank premises	1,992	5,435
Net cash received in acquisition	—	270,211
Net cash (used in) provided by investing activities	(501,926)	87,401
Financing activities:
Net increase (decrease) in:
Non-interest-bearing deposits	(116,891)	(24,946)
Interest-bearing deposits	113,990	(626,472)
Short-term borrowings	380,227	(261,096)
Repayments of long-term debt	—	(200,000)
Common stock:
Repurchases	(10,005)	—
Forward sale common stock issuance	—	384,963
Dividends paid	(111,896)	(84,968)
Vesting of restricted stock, net of shares held for taxes	(7,153)	(6,265)
Net cash provided by (used in) financing activities	248,272	(818,784)
Increase in cash and cash equivalents	23,835	1,234,574
Cash, cash equivalents and restricted cash at beginning of the period	966,462	354,074
Cash, cash equivalents and restricted cash at end of the period	$990,297	$1,588,648

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

(Dollars in thousands)

	2026	2025
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$319,688	$311,469
Income taxes	7,730	2,719

Supplemental schedule of noncash investing and financing activities
Transfers from bank premises to other real estate owned	6,235	—
Issuance of common stock in exchange for net assets in acquisitions	—	1,275,411

Transactions related to acquisitions
Assets acquired	—	12,988,972
Liabilities assumed	—	12,209,862

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses (“ALLL”), the fair value of financial instruments, and valuation of deferred tax assets. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other period.

Effective January 1, 2026, the Company made certain changes to its allowance methodology as part of the continued enhancement of its credit modeling practices, resulting in more dynamic and precise modeling that allows for more granularity in the monitoring of our expected credit losses. As a result of this change, the Company moved from two loan portfolio segments (Commercial and Consumer) to three portfolio segments (Commercial Real Estate (“CRE”), Commercial and Industrial, and Consumer), by reorganizing the former Commercial segment into the CRE and Commercial and Industrial segments, with no changes made to the Consumer segment. These changes were accounted for prospectively as a change in accounting estimate in the first quarter of 2026, did not have a material impact on the Company’s consolidated financial statements, and resulted in no changes to previously reported values. For more information on the updated allowance for credit losses (“ACL”) methodology after the change referenced above, see the Company’s ACL and loans held for investment (“LHFI”) accounting policies described below. For information regarding the Company’s collectively assessed prior allowance methodology, as well as the Company’s reserve for unfunded commitments (“RUC”) and the allowance for credit losses on securities policies, see Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2025 Form 10-K.

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

Loans Held for Investment

Prior to January 1, 2026, the Company applied ALLL methodologies to two portfolio segments: Commercial and Consumer. As disclosed above, effective January 1, 2026, the Company made certain changes to its allowance methodology as part of the continued enhancement of its credit modeling practices, resulting in more dynamic and precise modeling that allows for more granularity in the monitoring of the Company’s expected credit losses. As a result of this change, the Company moved from two loan portfolio segments (Commercial and Consumer) to three portfolio segments (CRE, Commercial and Industrial, and Consumer), by reorganizing the former Commercial segment into the CRE and Commercial and Industrial segments, with no changes made to the Consumer segment. The Company defines the three loan portfolio segments as follows:

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

●	Multifamily Real Estate - Loans made to real estate investors to support permanent financing for multifamily residential income producing properties that rely on the successful operation of the property for repayment. This operation mainly involves property maintenance, re-leasing upon tenant turnover and collection of rents due from tenants. The Company manages this risk by avoiding concentrations with any particular customer and if necessary, in any particular submarket.

●	Residential 1-4 Family – Commercial - Loans made to commercial borrowers where the loan is secured by residential property. The Residential 1-4 Family - Commercial loan portfolio carries risks associated with the creditworthiness of the tenant, the ability to re-lease the property when vacancies occur, and changes in loan-to-value ratios. The Company manages these risks through policies and procedures, such as limiting loan-to-value ratios at origination, requiring guarantees, experienced underwriting, and requiring standards for appraisers.

●	Other Commercial (Farmland) - Portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment. The Company manages these risks by using general underwriting policies and procedures for these types of loans and experienced underwriting. Loans secured by farmland are included in this category.

Commercial and Industrial:

●	Commercial & Industrial - Loans generally made to support borrowers’ needs for short-term or seasonal cash flow and equipment/vehicle purchases. Repayment relies upon the successful operation of the business. This type of lending typically carries a lower level of commercial credit risk as compared to other commercial lending. The Company manages this risk by using general underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry.

●	Other Commercial (Other) - Portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment. The Company manages these risks by using general underwriting policies and procedures for these types of loans and experienced underwriting. Loans that support small business lines of credit and agricultural lending are included in this category.

Consumer:

●	Auto - The consumer indirect auto lending portfolio carries certain risks associated with the values of the collateral that management must mitigate. The Company focuses its indirect auto lending on one to two-year-old used vehicles where substantial depreciation has already occurred thereby minimizing the risk of significant loss of collateral values in the future. This type of lending places reliance on computer-based loan approval systems to supplement other underwriting standards.

●	Consumer - Loans to consumer borrowers for various personal and household purposes as well as loans purchased through various third-party lending programs. These portfolios carry risks associated with the borrower, changes in the economic environment, and the vendors themselves. The Company manages these risks through policies that require minimum credit scores and other underwriting requirements, robust analysis of actual performance versus expected performance, as well as ensuring compliance with the Company’s vendor management program.

●	Residential 1-4 Family – Consumer - Loans generally made to consumer residential borrowers. The Residential 1-4 Family - Consumer loan portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, experienced underwriting, requiring standards for appraisers, and not making subprime loans.

●	Residential 1-4 Family – Revolving - The consumer portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures, such as limiting loan-to-value ratios at origination, using experienced underwriting, requiring standards for appraisers, and not making subprime loans.

The allowance methodology changes were accounted for prospectively as a change in accounting estimate in the first quarter of 2026, did not have a material impact on the Company’s consolidated financial statements, and resulted in no changes to previously reported values. See “Critical Accounting Estimates” in Part I, Item 2 of this Quarterly Report for additional information on the change in methodology.

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

Goodwill associated with the Sandy Spring acquisition totaled $540.8 million at March 31, 2026, allocated between the Company’s Wholesale Banking ($431.7 million) and Consumer Banking ($109.1 million) reporting segments, which is not deductible for tax purposes. As of March 31, 2026, the purchase accounting was finalized and no longer subject to change.

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

Unaudited Pro forma Impact of the Acquisition

The following table presents for illustrative purposes certain unaudited pro forma information as if the Company had acquired Sandy Spring on January 1, 2025. These results combine the historical results of Sandy Spring in the Company's Consolidated Statements of Income and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity. These results are not indicative of what would have occurred had the Sandy Spring acquisition taken place on January 1, 2025. No adjustments have been made to the pro forma results regarding possible revenue enhancements, provision for credit losses, or expense efficiencies. Pro forma adjustments below include the net impact of Sandy Spring’s accretion and the elimination of merger-related costs. Merger-related costs as disclosed in the Company’s Consolidated Statement of Income were related to the Sandy Spring acquisition and included costs associated with employee severance, other employee related costs, professional fees, information technology related costs, including system conversion, and lease and contract termination expenses. Merger-related costs have been expensed as incurred. The Company expects to achieve further operating cost savings and other business synergies, as a result of the Sandy Spring acquisitions, which are not reflected in the pro forma amounts below (dollars in thousands):

Pro forma
Three Months Ended
March 31,
2025 (2)
(unaudited)
Total revenues (1)	$360,315
Net income available to common shareholders (3)	$70,582

(1) Includes net interest income and noninterest income.

(2) Includes the net impact of Sandy Spring’s acquisition-related accretion adjustments of $21.0 million during the three months ended March 31, 2025.

(3) Excludes merger-related costs of $4.6 million incurred during the three months ended March 31, 2025.

The Company’s operating results for the three and six months ended June 30, 2026 and June 30, 2025, include the operating results of the acquired assets and assumed liabilities of Sandy Spring subsequent to the acquisition on April 1, 2025. Revenues and earnings since the acquisition date of the former operations of Sandy Spring have not been disclosed due to the merging of certain processes and the conversion of Sandy Spring’s systems that occurred in the fourth quarter of 2025. As a result, separate financial information is not readily available.

3. SECURITIES AND OTHER INVESTMENTS

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of June 30, 2026 are as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
U.S. government and agency securities	$101,072	$192	$(152)	$101,112
Obligations of states and political subdivisions	591,738	88	(100,555)	491,271
Corporate and other bonds (1)	196,797	537	(2,750)	194,584
Commercial MBS
Agency	334,878	508	(40,131)	295,255
Non-agency	128,202	79	(3,130)	125,151
Total commercial MBS	463,080	587	(43,261)	420,406
Residential MBS
Agency	2,711,777	4,651	(174,198)	2,542,230
Non-agency	127,359	682	(2,927)	125,114
Total residential MBS	2,839,136	5,333	(177,125)	2,667,344
Other securities	2,000	—	—	2,000
Total AFS securities	$4,193,823	$6,737	$(323,843)	$3,876,717

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

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value (2)	Losses	Value	Losses
June 30, 2026
U.S. government and agency securities	$33,795	$(139)	$893	$(13)	$34,688	$(152)
Obligations of states and political subdivisions	7,827	(403)	466,964	(100,152)	474,791	(100,555)
Corporate and other bonds (1)	31,720	(122)	89,745	(2,628)	121,465	(2,750)
Commercial MBS
Agency	73,165	(572)	144,318	(39,559)	217,483	(40,131)
Non-agency	69,811	(926)	33,846	(2,204)	103,657	(3,130)
Total commercial MBS	142,976	(1,498)	178,164	(41,763)	321,140	(43,261)
Residential MBS
Agency	993,857	(8,046)	817,802	(166,152)	1,811,659	(174,198)
Non-agency	67,344	(717)	22,420	(2,210)	89,764	(2,927)
Total residential MBS	1,061,201	(8,763)	840,222	(168,362)	1,901,423	(177,125)
Total AFS securities	$1,277,519	$(10,925)	$1,575,988	$(312,918)	$2,853,507	$(323,843)

December 31, 2025
U.S. government and agency securities	$6,689	$(6)	$737	$(8)	$7,426	$(14)
Obligations of states and political subdivisions	25	—	473,201	(101,487)	473,226	(101,487)
Corporate and other bonds (1)	37,988	(75)	98,125	(4,132)	136,113	(4,207)
Commercial MBS
Agency	44,536	(166)	161,001	(39,640)	205,537	(39,806)
Non-agency	39,171	(177)	22,429	(1,728)	61,600	(1,905)
Total commercial MBS	83,707	(343)	183,430	(41,368)	267,137	(41,711)
Residential MBS
Agency	359,095	(1,564)	886,626	(163,960)	1,245,721	(165,524)
Non-agency	48,559	(247)	24,868	(2,311)	73,427	(2,558)
Total residential MBS	407,654	(1,811)	911,494	(166,271)	1,319,148	(168,082)
Total AFS securities	$536,063	$(2,235)	$1,666,987	$(313,266)	$2,203,050	$(315,501)

(1) Other bonds include asset-backed securities.

(2) Comprised of 696 and 703 individual securities as of June 30, 2026 and December 31, 2025, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at June 30, 2026 and December 31, 2025 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities (“MBS”) are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, and have minimal credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating. The Company’s AFS investment portfolio is generally highly-rated or agency backed. At June 30, 2026 and December 31, 2025, all AFS securities were current with no securities past due or on non-accrual, and no ACL was held against the Company’s AFS securities portfolio.

The following table presents the amortized cost and estimated fair value of AFS securities as of the periods ended, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026		December 31, 2025
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$96,625	$96,790	$63,692	$63,993
Due after one year through five years	285,478	284,536	298,683	299,727
Due after five years through ten years	432,431	410,204	492,242	475,707
Due after ten years	3,379,289	3,085,187	3,635,381	3,354,874
Total AFS securities	$4,193,823	$3,876,717	$4,489,998	$4,194,301

Refer to Note 7 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements and for other purposes as permitted or required by law as of June 30, 2026 and December 31, 2025.

Accrued interest receivable on AFS securities totaled $14.1 million and $15.0 million at June 30, 2026 and December 31, 2025, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2026 and June 30, 2025, there were no accrued interest receivable write-offs.

Held to Maturity

The Company reports held to maturity (“HTM”) securities on the Company’s Consolidated Balance Sheets at carrying value, which represents amortized cost. The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of June 30, 2026 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
Obligations of states and political subdivisions	$774,441	$3,541	$(21,677)	$756,305
Corporate and other bonds (1)	1,710	—	(29)	1,681
Commercial MBS
Agency	28,829	—	(5,755)	23,074
Non-agency	10,409	61	(491)	9,979
Total commercial MBS	39,238	61	(6,246)	33,053
Residential MBS
Agency	34,301	—	(4,604)	29,697
Non-agency	11,216	—	(188)	11,028
Total residential MBS	45,517	—	(4,792)	40,725
Total HTM securities	$860,906	$3,602	$(32,744)	$831,764

(1) Other bonds include asset-backed securities.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2025 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
Obligations of states and political subdivisions	$793,162	$4,139	$(20,951)	$776,350
Corporate and other bonds (1)	2,255	—	(26)	2,229
Commercial MBS
Agency	29,074	—	(5,619)	23,455
Non-agency	11,703	103	(504)	11,302
Total commercial MBS	40,777	103	(6,123)	34,757
Residential MBS
Agency	35,793	—	(4,397)	31,396
Non-agency	12,229	—	(149)	12,080
Total residential MBS	48,022	—	(4,546)	43,476
Total HTM securities	$884,216	$4,242	$(31,646)	$856,812

(1) Other bonds include asset-backed securities.

The following table presents the amortized cost of HTM securities as of the periods ended, by security type and credit rating (dollars in thousands):

	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	subdivisions	bonds	securities	securities
June 30, 2026
Credit Rating:
AAA/AA/A	$763,759	$—	$1,573	$765,332
BBB/BB/B	1,110	—	—	1,110
Not Rated – Agency (1)	—	—	63,130	63,130
Not Rated – Non-Agency (2)	9,572	1,710	20,052	31,334
Total	$774,441	$1,710	$84,755	$860,906
December 31, 2025
Credit Rating:
AAA/AA/A	$782,453	$—	$1,702	$784,155
BBB/BB/B	1,122	—	—	1,122
Not Rated – Agency (1)	—	—	64,867	64,867
Not Rated – Non-Agency (2)	9,587	2,255	22,230	34,072
Total	$793,162	$2,255	$88,799	$884,216

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

	June 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$10,793	$10,828	$507	$503
Due after one year through five years	25,892	26,307	18,813	19,150
Due after five years through ten years	256,544	248,372	222,284	216,095
Due after ten years	567,677	546,257	642,612	621,064
Total HTM securities	$860,906	$831,764	$884,216	$856,812

Refer to Note 7 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of June 30, 2026 and December 31, 2025.

Accrued interest receivable on HTM securities totaled $9.7 million and $9.9 million at June 30, 2026 and December 31, 2025, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2026 and June 30, 2025, there were no accrued interest receivable write-offs. The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities and agency MBS. At June 30, 2026 and December 31, 2025, the Company’s HTM securities were all current, with no securities past due or on non-accrual. The Company’s HTM securities ACL was immaterial at June 30, 2026 and December 31, 2025.

Restricted Stock, at cost

The FHLB required the Bank to maintain stock in an amount equal to 4.75% of outstanding borrowings and a specific percentage of the member’s total assets at June 30, 2026 and December 31, 2025. The Federal Reserve Bank of Richmond (“FRB”) requires the Company to maintain stock with a par value equal to 6% of its outstanding capital at June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, restricted stock consisted of FRB stock in the amount of $141.2 million and FHLB stock in the amount of $63.1 million and $49.0 million, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and six months ended June 30, (dollars in thousands):

	Three Months Ended	Six Months Ended
	2026	2026
Realized gains(1):
Gross realized gains	$4	$6
Net realized gains	$4	$6
Proceeds from sales of securities	$129,442	$209,582

	Three Months Ended	Six Months Ended
	2025	2025
Realized gains (losses) (1):
Gross realized gains	$16	$30
Gross realized losses	—	(117)
Net realized gains (losses)	$16	$(87)
Proceeds from sales of securities	$588,546	$629,911

(1) Includes gains (losses) on sales and calls of securities.

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans Held for Investment

The Company’s LHFI, net, are loans stated at their amortized cost, net of the ALLL and net of unearned income. The LHFI consisted of the following as of the periods ended (dollars in thousands):

	June 30, 2026	December 31, 2025
Construction and Land Development	$1,859,217	$1,666,381
CRE – Owner Occupied	4,308,292	4,305,796
CRE – Non-Owner Occupied	7,303,555	7,178,515
Multifamily Real Estate	2,429,355	2,418,250
Commercial & Industrial	5,628,880	5,229,728
Residential 1-4 Family – Commercial	1,008,438	1,100,157
Residential 1-4 Family – Consumer	2,930,665	2,825,259
Residential 1-4 Family – Revolving	1,312,531	1,248,284
Auto	131,477	183,720
Consumer	110,909	121,488
Other Commercial	1,649,952	1,518,589
Total LHFI, net of unearned income (1)	28,673,271	27,796,167
Allowance for loan and lease losses	(298,756)	(295,108)
Total LHFI, net	$28,374,515	$27,501,059

(1) Total LHFI, net of unearned income included unamortized deferred fees and costs, as well as unamortized premiums and discounts totaling $721.0 million and $803.2 million as of June 30, 2026 and December 31, 2025, respectively.

Accrued interest receivable on LHFI totaled $103.1 million and $106.5 million at June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable write-offs were not material to the Company’s consolidated financial statements for the three and six months ended June 30, 2026 and June 30, 2025.

The following table shows the aging of the Company’s LHFI portfolio by class at June 30, 2026 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,851,642	$593	$2,210	$331	$4,441	$1,859,217
CRE – Owner Occupied	4,281,911	9,636	2,112	7,503	7,130	4,308,292
CRE – Non-Owner Occupied	7,282,135	474	871	7,597	12,478	7,303,555
Multifamily Real Estate	2,400,358	1,325	732	3,541	23,399	2,429,355
Commercial & Industrial	5,590,865	2,512	1,830	2,250	31,423	5,628,880
Residential 1-4 Family – Commercial	1,002,710	2,140	1,111	362	2,115	1,008,438
Residential 1-4 Family – Consumer	2,892,052	1,557	6,985	5,954	24,117	2,930,665
Residential 1-4 Family – Revolving	1,297,200	4,297	1,732	4,319	4,983	1,312,531
Auto	128,566	1,853	465	219	374	131,477
Consumer	110,230	310	320	33	16	110,909
Other Commercial	1,644,319	2,516	1,051	1,616	450	1,649,952
Total LHFI, net of unearned income	$28,481,988	$27,213	$19,419	$33,725	$110,926	$28,673,271
% of total loans	99.33%	0.09%	0.07%	0.12%	0.39%	100.00%

The following table shows the aging of the Company’s LHFI portfolio by class at December 31, 2025 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,659,048	$1,455	$94	$1,481	$4,303	$1,666,381
CRE – Owner Occupied	4,284,562	7,241	3,171	4,788	6,034	4,305,796
CRE – Non-Owner Occupied	7,154,178	9,482	1,455	2,099	11,301	7,178,515
Multifamily Real Estate	2,366,442	52	247	6,140	45,369	2,418,250
Commercial & Industrial	5,197,839	8,935	3,552	9,114	10,288	5,229,728
Residential 1-4 Family – Commercial	1,087,181	2,634	1,306	2,379	6,657	1,100,157
Residential 1-4 Family – Consumer	2,772,790	17,911	5,628	5,633	23,297	2,825,259
Residential 1-4 Family – Revolving	1,233,032	3,994	2,157	3,458	5,643	1,248,284
Auto	178,615	3,332	797	404	572	183,720
Consumer	120,806	444	171	55	12	121,488
Other Commercial	1,513,629	3,242	143	—	1,575	1,518,589
Total LHFI, net of unearned income	$27,568,122	$58,722	$18,721	$35,551	$115,051	$27,796,167
% of total loans	99.18%	0.21%	0.07%	0.13%	0.41%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status with no related ALLL as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2026	2025
Construction and Land Development	$—	$2,700
CRE – Owner Occupied	3,313	1,430
CRE – Non-Owner Occupied	10,022	10,097
Multifamily Real Estate	22,720	45,369
Commercial & Industrial	17,659	2,751
Residential 1-4 Family – Commercial	224	4,597
Residential 1-4 Family – Consumer	1,070	1,122
Total LHFI, net of unearned income	$55,008	$68,066

There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2026 and June 30, 2025.

Troubled Loan Modifications (“TLMs”)

The following tables present the amortized cost basis of TLMs for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended		Six Months Ended
	2026		2026
	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable
Other-Than-Insignificant Payment Delay
Commercial and Industrial	$1,840	0.03%	$1,840	0.03%
Total Other-Than-Insignificant Payment Delay	$1,840		$1,840

Term Extension
Construction and Land Development	$—	—%	$8	NM %
Commercial and Industrial	240	NM %	240	NM %
CRE – Non-Owner Occupied	5,551	0.08%	5,551	0.08%
Residential 1-4 Family – Consumer	192	0.01%	422	0.01%
Total Term Extension	$5,983		$6,221

Interest Rate Reduction
Commercial and Industrial	$338	0.01%	$338	0.01%
Total Interest Rate Reduction	$338		$338

Combination – Other-Than-Insignificant Payment Delay and Term Extension
CRE – Non-Owner Occupied	$—	—%	$16,003	0.22%
Total Combination – Other-Than-Insignificant Payment Delay and Term Extension	$—		$16,003

Combination – Term Extension and Interest Rate Reduction
Commercial and Industrial	$409	0.01%	$409	0.01%
Residential 1-4 Family – Consumer	263	0.01%	717	0.02%
Residential 1-4 Family – Revolving	78	0.01%	78	0.01%
Total Combination – Term Extension and Interest Rate Reduction	$750		$1,204

Total	$8,911		$25,606

NM = Not Meaningful

	Three Months Ended		Six Months Ended
	2025		2025
	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable
Other-Than-Insignificant Payment Delay
Commercial and Industrial	$7,584	0.15%	$7,584	0.15%
CRE – Non-Owner Occupied	3,780	0.05%	3,780	0.05%
Other-Than-Insignificant Payment Delay	$11,364		$11,364

Term Extension
CRE – Owner Occupied	$1,244	0.03%	$1,546	0.04%
Residential 1-4 Family – Commercial	4,586	0.41%	4,918	0.43%
Residential 1-4 Family – Consumer	196	0.01%	395	0.01%
Total Term Extension	$6,026		$6,859

Combination – Other-Than-Insignificant Payment Delay and Term Extension
Commercial and Industrial	$—	—%	$478	0.01%
Total Combination – Other-Than-Insignificant Payment Delay and Term Extension	$—		$478

Combination – Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$701	0.03%	$1,531	0.06%
Total Combination – Term Extension and Interest Rate Reduction	$701		$1,531

Total	$18,091		$20,232

The following tables describe the financial effects of TLMs on a weighted average basis for TLMs within that loan type for the three and six months ended June 30,:

Three Months Ended
2026

Term Extension
Loan Type	Financial Effect
CRE – Non-Owner Occupied	Added a weighted-average 0.5 years to the life of loans.

Six Months Ended
2026

Term Extension
Loan Type	Financial Effect
CRE – Non-Owner Occupied	Added a weighted-average 0.5 years to the life of loans.

Combination – Other-Than-Insignificant Payment Delay and Term Extension
Loan Type	Financial Effect
CRE – Non-Owner Occupied	Added a weighted-average 1.1 years to the life of loans.

Three Months Ended
2025

Term Extension
Loan Type	Financial Effect
CRE – Owner Occupied	Added a weighted-average 0.5 years to the life of loans.
Residential 1-4 Family – Commercial	Added a weighted-average 0.8 years to the life of loans.

Six Months Ended
2025

Term Extension
Loan Type	Financial Effect
CRE – Owner Occupied	Added a weighted-average 0.5 years to the life of loans.
Residential 1-4 Family – Commercial	Added a weighted-average 0.8 years to the life of loans.

Combination – Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family – Consumer	Added a weighted-average 1.6 years to the life of loans and reduced the weighted average contractual interest rate from 5.0% to 2.1%.

The Company considers a default of a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. During the three and six months ended June 30, 2026 and June 30, 2025, the Company did not have any material loans that went into default that had been modified and designated as TLMs in the twelve-month period prior to the time of default.

The Company monitors the performance of TLMs to determine the effectiveness of the modifications. During the three and six months ended June 30, 2026 and June 30, 2025, the Company did not have any material loans that had been modified and designated as TLMs that were past due.

As of June 30, 2026 and December 31, 2025, there were no material unfunded commitments on loans modified and designated as TLMs.

Allowance for Credit Losses

The following table shows the ALLL activity by loan segment for the three and six months ended June 30, reflecting the changes made to the Company’s allowance methodology effective January 1, 2026 (dollars in thousands). See Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report for additional information on the change in methodology:

	Three Months Ended				Six Months Ended
	2026				2026
	CRE	Commercial and Industrial	Consumer	Total	CRE	Commercial and Industrial	Consumer	Total
Balance at beginning of period	$171,900	$58,697	$60,503	$291,100	$152,477	$80,336	$62,295	$295,108
Loans charged-off (1)	(908)	(1,650)	(755)	(3,313)	(908)	(3,848)	(1,458)	(6,214)
Recoveries credited to allowance	344	534	449	1,327	711	1,075	848	2,634
Provision (release) charged to operations	2,425	2,911	4,306	9,642	21,481	(17,071)	2,818	7,228
Balance at end of period	$173,761	$60,492	$64,503	$298,756	$173,761	$60,492	$64,503	$298,756

(1) In accordance with GAAP, amounts for the six months ended June 30, 2026, excluded $39.5 million of net charge-offs related to certain purchased credit deteriorated (“PCD”) loans that met the Company’s charge-off policy at the time of the acquisition. The amounts excluded for the six months ended June 30, 2026, reflect measurement period adjustments recorded in the first quarter of 2026 related to the Sandy Spring acquisition based on additional information and evidence obtained by the Company relating to events or circumstances existing at the acquisition date. As of March 31, 2026, the purchase accounting was finalized and no longer subject to change.

The following table shows the ALLL activity by loan segment for the three and six months ended June 30, reflecting the Company’s previous allowance methodology. See Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report for additional information (dollars in thousands):

	Three Months Ended			Six Months Ended
	2025			2025
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$162,908	$30,888	$193,796	$148,887	$29,757	$178,644
Initial allowance - PCD loans (1)	21,255	7,010	28,265	21,255	7,010	28,265
Loans charged-off (1)	(1,534)	(1,045)	(2,579)	(3,382)	(2,082)	(5,464)
Recoveries credited to allowance	1,545	368	1,913	1,775	745	2,520
Initial provision - non-PCD loans	64,740	24,798	89,538	64,740	24,798	89,538
Provision (release) charged to operations	8,489	(3,848)	4,641	24,128	(2,057)	22,071
Balance at end of period	$257,403	$58,171	$315,574	$257,403	$58,171	$315,574

(1) In accordance with GAAP, amounts for the three and six months ended June 30, 2025, excluded $34.5 million of net charge-offs related to certain PCD loans that met the Company’s charge-off policy at the time of the acquisition. The amounts excluded for the three and six months ended June 30, 2025, reflect measurement period adjustments recorded in the second quarter of 2025 related to the Sandy Spring acquisition based on additional information and evidence obtained by the Company relating to events or circumstances existing at the acquisition date.

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

The table below details the amortized cost and gross write-offs of the classes of loans within the CRE segment by risk level and year of origination as of June 30, reflecting the changes made to the Company’s allowance methodology effective January 1, 2026 (dollars in thousands):

	2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Construction and Land Development
Pass	$255,246	$561,920	$326,600	$247,635	$79,482	$87,927	$222,156	$1,780,966
Watch	405	—	2,497	13,724	4,438	2,083	12,775	35,922
Special Mention	—	307	—	927	—	4,045	26,239	31,518
Substandard	—	1,152	2,432	1,325	598	5,304	—	10,811
Total Construction and Land Development	$255,651	$563,379	$331,529	$263,611	$84,518	$99,359	$261,170	$1,859,217
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

CRE – Owner Occupied
Pass	$247,990	$418,944	$275,978	$288,096	$475,101	$2,156,954	$48,255	$3,911,318
Watch	966	8,688	17,334	29,851	22,732	102,922	1,178	183,671
Special Mention	—	6,833	2,254	11,483	8,696	76,965	3,724	109,955
Substandard	—	—	23,465	15,536	7,347	56,610	390	103,348
Total CRE – Owner Occupied	$248,956	$434,465	$319,031	$344,966	$513,876	$2,393,451	$53,547	$4,308,292
Current period gross write-off	$—	$—	$—	$—	$—	$(202)	$—	$(202)

CRE – Non-Owner Occupied
Pass	$553,933	$872,475	$519,528	$716,656	$948,816	$3,058,818	$103,343	$6,773,569
Watch	12,806	27,347	4,191	21,213	53,474	131,978	100	251,109
Special Mention	—	—	1,429	20,679	52,666	103,384	—	178,158
Substandard	—	1,891	—	5,540	3,138	90,150	—	100,719
Total CRE – Non-Owner Occupied	$566,739	$901,713	$525,148	$764,088	$1,058,094	$3,384,330	$103,443	$7,303,555
Current period gross write-off	$—	$(142)	$—	$(489)	$—	$—	$—	$(631)

Multifamily Real Estate
Pass	$242,680	$217,192	$99,592	$233,412	$278,979	$714,552	$57,862	$1,844,269
Watch	560	50,754	3,155	50,343	64,346	109,323	1,325	279,806
Special Mention	—	—	669	21,582	92,411	38,754	—	153,416
Substandard	—	—	732	3,547	59,131	88,454	—	151,864
Total Multifamily Real Estate	$243,240	$267,946	$104,148	$308,884	$494,867	$951,083	$59,187	$2,429,355
Current period gross write-off	$—	$—	$—	$—	$—	$(75)	$—	$(75)

Residential 1-4 Family – Commercial
Pass	$49,596	$56,981	$49,509	$71,277	$169,283	$518,183	$5,673	$920,502
Watch	—	25,277	2,169	1,262	6,180	15,461	3,263	53,612
Special Mention	—	1,662	1,205	—	387	16,728	—	19,982
Substandard	—	813	2,628	—	1,442	9,206	253	14,342
Total Residential 1-4 Family – Commercial	$49,596	$84,733	$55,511	$72,539	$177,292	$559,578	$9,189	$1,008,438
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Other Commercial (Farmland)
Pass	$—	$2,563	$234	$694	$3,337	$22,676	$474	$29,978
Watch	585	—	233	—	165	1,376	—	2,359
Special Mention	—	—	—	66	—	7,317	1,883	9,266
Substandard	—	—	818	—	—	18	—	836
Total Other Commercial (Farmland)	$585	$2,563	$1,285	$760	$3,502	$31,387	$2,357	$42,439
Current period gross write-off	$—	$—	$—	$—	$—	$—	$—	$—

Total CRE
Pass	$1,349,445	$2,130,075	$1,271,441	$1,557,770	$1,954,998	$6,559,110	$437,763	$15,260,602
Watch	15,322	112,066	29,579	116,393	151,335	363,143	18,641	806,479
Special Mention	—	8,802	5,557	54,737	154,160	247,193	31,846	502,295
Substandard	—	3,856	30,075	25,948	71,656	249,742	643	381,920
Total CRE	$1,364,767	$2,254,799	$1,336,652	$1,754,848	$2,332,149	$7,419,188	$488,893	$16,951,296
Total current period gross write-off	$—	$(142)	$—	$(489)	$—	$(277)	$—	$(908)

The table below details the amortized cost and gross write-offs of the classes of loans within the Commercial and Industrial segment by risk level and year of origination as of June 30, reflecting the changes made to the Company’s allowance methodology effective January 1, 2026 (dollars in thousands):

	2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial & Industrial
Pass	$781,649	$1,043,792	$578,123	$312,908	$385,264	$472,697	$1,475,374	$5,049,807
Watch	5,620	28,772	39,281	58,302	28,831	7,833	130,240	298,879
Special Mention	—	4,820	20,166	5,487	17,165	25,448	69,873	142,959
Substandard	—	6,331	13,345	30,833	19,812	15,750	51,164	137,235
Total Commercial & Industrial	$787,269	$1,083,715	$650,915	$407,530	$451,072	$521,728	$1,726,651	$5,628,880
Current period gross write-off	$—	$—	$(398)	$(562)	$(172)	$(1)	$(362)	$(1,495)

Other Commercial (Other)
Pass	$189,957	$273,555	$215,760	$144,679	$130,480	$308,027	$260,202	$1,522,660
Watch	10,339	15,545	8,578	10,491	24,613	687	—	70,253
Special Mention	—	—	—	—	—	—	496	496
Substandard	—	530	—	3,559	3,133	718	6,164	14,104
Total Other Commercial (Other)	$200,296	$289,630	$224,338	$158,729	$158,226	$309,432	$266,862	$1,607,513
Current period gross write-off	$—	$—	$—	$—	$—	$(2,353)	$—	$(2,353)

Total Commercial & Industrial
Pass	$971,606	$1,317,347	$793,883	$457,587	$515,744	$780,724	$1,735,576	$6,572,467
Watch	15,959	44,317	47,859	68,793	53,444	8,520	130,240	369,132
Special Mention	—	4,820	20,166	5,487	17,165	25,448	70,369	143,455
Substandard	—	6,861	13,345	34,392	22,945	16,468	57,328	151,339
Total Commercial & Industrial	$987,565	$1,373,345	$875,253	$566,259	$609,298	$831,160	$1,993,513	$7,236,393
Total current period gross write-off	$—	$—	$(398)	$(562)	$(172)	$(2,354)	$(362)	$(3,848)

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

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost and gross write-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of June 30, (dollars in thousands):

	2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$234,295	$326,422	$184,385	$189,915	$665,877	$1,276,551	$14,607	$2,892,052
30-59 Days Past Due	—	—	36	540	164	778	39	1,557
60-89 Days Past Due	—	—	12	—	2,834	4,139	—	6,985
90+ Days Past Due	—	281	1,169	589	511	3,143	261	5,954
Nonaccrual	—	462	647	1,109	5,973	15,621	305	24,117
Total Residential 1-4 Family – Consumer	$234,295	$327,165	$186,249	$192,153	$675,359	$1,300,232	$15,212	$2,930,665
Current period gross write-off	$—	$—	$—	$(96)	$—	$(24)	$(13)	$(133)

Residential 1-4 Family – Revolving
Current	$9,238	$15,944	$9,754	$20,010	$34,042	$11,848	$1,196,364	$1,297,200
30-59 Days Past Due	—	—	—	32	93	24	4,148	4,297
60-89 Days Past Due	—	—	19	44	148	14	1,507	1,732
90+ Days Past Due	—	74	9	95	150	—	3,991	4,319
Nonaccrual	—	55	—	123	79	—	4,726	4,983
Total Residential 1-4 Family – Revolving	$9,238	$16,073	$9,782	$20,304	$34,512	$11,886	$1,210,736	$1,312,531
Current period gross write-off	$—	$—	$—	$—	$—	$—	$(65)	$(65)

Auto
Current	$1,326	$1,653	$1,264	$27,601	$65,342	$31,380	$—	$128,566
30-59 Days Past Due	—	10	—	282	1,008	553	—	1,853
60-89 Days Past Due	—	7	—	50	282	126	—	465
90+ Days Past Due	—	—	—	35	131	53	—	219
Nonaccrual	—	29	—	86	165	94	—	374
Total Auto	$1,326	$1,699	$1,264	$28,054	$66,928	$32,206	$—	$131,477
Current period gross write-off	$—	$(25)	$—	$(192)	$(284)	$(214)	$—	$(715)

Consumer
Current	$8,312	$11,040	$5,819	$3,510	$3,734	$27,092	$50,723	$110,230
30-59 Days Past Due	18	64	12	25	18	82	91	310
60-89 Days Past Due	3	36	26	4	25	217	9	320
90+ Days Past Due	—	22	—	5	3	—	3	33
Nonaccrual	—	—	12	—	4	—	—	16
Total Consumer	$8,333	$11,162	$5,869	$3,544	$3,784	$27,391	$50,826	$110,909
Current period gross write-off	$(13)	$(103)	$(60)	$(13)	$(16)	$(284)	$(56)	$(545)

Total Consumer
Current	$253,171	$355,059	$201,222	$241,036	$768,995	$1,346,871	$1,261,694	$4,428,048
30-59 Days Past Due	18	74	48	879	1,283	1,437	4,278	8,017
60-89 Days Past Due	3	43	57	98	3,289	4,496	1,516	9,502
90+ Days Past Due	—	377	1,178	724	795	3,196	4,255	10,525
Nonaccrual	—	546	659	1,318	6,221	15,715	5,031	29,490
Total Consumer	$253,192	$356,099	$203,164	$244,055	$780,583	$1,371,715	$1,276,774	$4,485,582
Total current period gross write-off	$(13)	$(128)	$(60)	$(301)	$(300)	$(522)	$(134)	$(1,458)

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

As of June 30, 2026 and December 31, 2025, the Company did not have any material revolving loans convert to term.

5. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with original terms ranging from 17 months to 122 months. At June 30, 2026 and December 31, 2025, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $120.1 million and $122.4 million, respectively.

Total net investment in sales-type and direct financing leases are included in “Loans held for investment, net of unearned income” on the Company’s Consolidated Balance Sheets and consisted of the following as of the periods ended (dollars in thousands):

	June 30, 2026	December 31, 2025
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$693,152	$614,543
Unguaranteed residual values, net of unearned income and deferred selling profit	42,482	41,570
Total net investment in sales-type and direct financing leases	$735,634	$656,113

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

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information as of and for the following periods ended (dollars in thousands):

	June 30, 2026		December 31, 2025
	Operating	Finance	Operating	Finance
ROU assets	$97,446	$10,341	$98,073	$9,191
Lease liabilities	117,302	12,082	118,915	10,895
Lease Term and Discount Rate of Operating leases:
Weighted-average remaining lease term (years)	7.96	10.75	8.22	10.35
Weighted-average discount rate (1)	5.72%	3.94%	5.69%	3.63%

(1) A lease implicit rate or an incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Six months ended June 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$187	$31
Operating Cash Flows from Operating Leases	12,588	10,198
Financing Cash Flows from Finance Leases	642	660
ROU assets obtained in exchange for lease obligations:
Operating leases	$8,506	$11,107
Finance leases	1,828	—

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net Operating Lease Cost	$5,372	$5,860	$11,718	$9,348
Finance Lease Cost:
Amortization of right-of-use assets	345	230	678	459
Interest on lease liabilities	97	15	188	31
Total Lease Cost	$5,814	$6,105	$12,584	$9,838

The maturities of lessor and lessee arrangements outstanding as of June 30, 2026 are presented in the table below for the years ending (dollars in thousands):

	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining six months of 2026	$91,937	$13,285	$1,000
2027	192,513	24,600	2,159
2028	161,163	21,933	2,249
2029	131,196	17,631	882
2030	103,582	14,246	759
Thereafter	114,693	60,525	8,524
Total undiscounted cash flows	795,084	152,220	15,573
Less: Adjustments (1)	101,932	34,918	3,491
Total (2)	$693,152	$117,302	$12,082

(1) Lessor – unearned income and unearned guaranteed residual value; Lessee – imputed interest.

(2) Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements.

6. BORROWINGS

Short-term Borrowings

The Company classifies borrowings with original maturities of one year or less as short-term. Short-term borrowings consist primarily of securities sold under repurchase agreements, which are secured customer transactions that generally mature on the following business day, and advances from the FHLB. The Company can also utilize federal funds purchased (secured overnight borrowings from other financial institutions) and other lines of credit, as needed.

Total short-term borrowings consisted of the following as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2026	2025
Securities sold under agreements to repurchase	$155,659	$75,432
FHLB advances	950,000	650,000
Total short-term borrowings	$1,105,659	$725,432

Average outstanding balance during the period	$587,065	$175,929
Average interest rate during the period	3.63%	3.44%
Average interest rate at end of period	3.74%	3.15%

Short-term borrowings are used to manage normal liquidity and support the Company’s asset and liability management strategies and can fluctuate depending on funding needs. The Company’s available unused short-term borrowings consisted of the following as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2026	2025
Federal funds lines with correspondent banks	$1,392,000	$1,410,000
Alternative line of credit with correspondent bank	25,000	25,000
FHLB secured line of credit (1)	4,987,545	5,277,231
Federal Reserve Discount Window (2)	1,653,410	2,573,492
Other secondary sources (3)	5,248,460	4,960,331
Total available unused short-term borrowings	$13,306,415	$14,246,054

(1) The Company’s total credit capacity with FHLB was $11.2 billion and $11.1 billion at June 30, 2026 and December 31, 2025, respectively. Based on the amount of collateral pledged, the secured line of credit capacity was $5.9 billion at June 30, 2026 and December 31, 2025.

(2) The Company’s Federal Reserve Discount Window borrowing capacity was $1.7 billion and $2.6 billion, none of which were used at June 30, 2026 and December 31, 2025, respectively.

(3) Includes unpledged AFS securities, brokered deposits, and unrestricted cash and cash equivalents.

Refer to Note 7 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for additional information on the Company’s pledged collateral. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and was in compliance with these covenants as of June 30, 2026 and December 31, 2025.

Long-term Borrowings

During the third quarter of 2026 the Company issued a notice of redemption for its outstanding $168.0 million fixed-to-floating rate subordinated notes (“2029 Subordinated Notes”) that were due to mature in 2029. The Company expects the redemption to occur; however, the redemption remains subject to customary conditions, and the Company reserves the right to withdraw, delay, or revoke the notice if such conditions are not satisfied or market circumstances warrant. See Note 14 “Subsequent Events” for additional information.

Total long-term borrowings consisted of the following as of June 30, 2026 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR		Rate (3)	Maturity	Investment (4)
Trust Preferred Capital Securities (5)
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75	% (1)	6.75%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40	% (1)	5.40%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73	% (1)	6.73%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10	% (1)	7.10%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10	% (1)	7.10%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65	% (1)	6.65%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50	% (1)	5.50%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55	% (1)	5.55%	7/30/2037	774
MFC Capital Trust II	5,000	2.85	% (1)	6.85%	1/23/2034	155
AMNB Statutory Trust I	20,000	1.35	% (1)	5.35%	6/30/2036	619
MidCarolina Trust I	5,000	3.45	% (2)	7.18%	11/7/2032	155
MidCarolina Trust II	3,500	2.95	% (2)	6.68%	1/7/2034	109
Total Trust Preferred Capital Securities	$179,000					$5,542
Subordinated Debt (5)
2031 Subordinated Notes (6)	$250,000	—%		2.88%	12/15/2031
2032 Subordinated Notes (7)	190,000	—%		3.88%	3/30/2032
2029 Subordinated Notes (8)	168,000	2.62	% (1)	6.62%	11/15/2029
Total Subordinated Debt	$608,000
Fair Value Discount (9)	(16,861)
Investment in Trust Preferred Capital Securities	5,542
Total Long-term Borrowings	$775,681

(1) Three-Month Chicago Mercantile Exchange Secured Overnight Financing Rate (“SOFR”) + 0.262%.

(2) Three-Month Chicago Mercantile Exchange SOFR.

(3) Rate as of June 30, 2026. Calculated using non-rounded numbers.

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

(8) Fixed-to-floating rate notes acquired in the Sandy Spring acquisition. On November 15, 2024, the interest rate changed to a floating rate equal to the then current Three-Month Term SOFR plus a spread of 262 bps and a 26 bps spread adjustment through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after November 15, 2024. During the third quarter of 2026, the Company issued a notice of redemption for the 2029 Subordinated Notes. See Note 14 “Subsequent Events” for additional information.

(9) Remaining discounts of $12.3 million and $4.6 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

Total long-term borrowings consisted of the following as of December 31, 2025 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR		Rate (3)	Maturity	Investment (4)
Trust Preferred Capital Securities (5)
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75	% (1)	6.66%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40	% (1)	5.31%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73	% (1)	6.64%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10	% (1)	7.01%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10	% (1)	7.01%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65	% (1)	6.56%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50	% (1)	5.41%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55	% (1)	5.46%	7/30/2037	774
MFC Capital Trust II	5,000	2.85	% (1)	6.76%	1/23/2034	155
AMNB Statutory Trust I	20,000	1.35	% (1)	5.26%	6/30/2036	619
MidCarolina Trust I	5,000	3.45	% (2)	7.10%	11/7/2032	155
MidCarolina Trust II	3,500	2.95	% (2)	6.60%	1/7/2034	109
Total Trust Preferred Capital Securities	$179,000					$5,542
Subordinated Debt (5)
2031 Subordinated Notes (6)	250,000	—%		2.88%	12/15/2031
2032 Subordinated Notes (7)	190,000	—%		3.88%	3/30/2032
2029 Subordinated Notes (8)	168,000	2.62	% (1)	6.53%	11/15/2029
Total Subordinated Debt	$608,000
Fair Value Discount (9)	(20,682)
Investment in Trust Preferred Capital Securities	5,542
Total Long-term Borrowings	$771,860

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

(9) Remaining discounts of $12.9 million and $7.8 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of June 30, 2026, the scheduled maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
For the remaining six months of 2026	$—	$—	$(1,344)	(1,344)
2027	—	—	(2,485)	(2,485)
2028	—	—	(2,309)	(2,309)
2029	—	168,000	(2,198)	165,802
2030	—	—	(1,641)	(1,641)
Thereafter	184,542	440,000	(6,884)	617,658
Total long-term borrowings	$184,542	$608,000	$(16,861)	$775,681

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

At June 30, 2026 and December 31, 2025, the Company’s RUC totaled $32.2 million and $26.2 million, respectively. The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold, which totaled $499 thousand and $506 thousand, respectively, at June 30, 2026 and December 31, 2025. The RUC and indemnification reserve are included in “Other Liabilities” on the Company’s Consolidated Balance Sheets.

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

The following table presents the balances of commitments and contingencies as of the periods ended (dollars in thousands):

	June 30, 2026	December 31, 2025
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$9,965,594	$9,733,175
Letters of credit	194,996	224,068
Total commitments with off-balance sheet risk	$10,160,590	$9,957,243

(1) Includes unfunded overdraft protection.

As of June 30, 2026 and December 31, 2025, the Company held $214.5 million and $169.5 million, respectively, in deposits in other financial institutions including $140.4 million and $124.7 million at each date, respectively, pledged as collateral for cash flow, fair value and loan swap derivatives. Uninsured deposits in other financial institutions totaled $71.1 million and $41.9 million at June 30, 2026 and December 31, 2025, respectively. The Company’s management evaluates the loss risk of its uninsured deposits in other financial institutions at least annually.

For asset/liability management purposes, the Company uses interest rate contracts to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. For the over-the-counter derivatives cleared with the central clearinghouses, the variation margin is treated as a settlement of the related derivatives fair values. Refer to Note 8 “Derivatives” within this Item 1 for additional information.

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

	Pledged Assets as of June 30, 2026
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans	Total
Public deposits	$—	$1,240,053	$576,065	$—	$1,816,118
Repurchase agreements	—	211,584	—	—	211,584
FHLB advances (2)	—	479,753	9,300	8,816,031	9,305,084
Derivatives	140,400	64,405	—	—	204,805
Federal Reserve Discount Window (3)	—	—	—	2,184,423	2,184,423
Other purposes	—	86,570	—	—	86,570
Total pledged assets	$140,400	$2,082,365	$585,365	$11,000,454	$13,808,584

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

The following table summarizes key elements of the Company’s derivative instruments as of the periods ended, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	June 30, 2026			December 31, 2025
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$21	$2,862	$900,000	$1,444	$643
Fair value hedges:
Loans	61,443	678	—	63,993	635	—
Securities	50,000	215	—	50,000	294	—
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	11,931,128	91,751	148,959	10,530,098	110,311	165,860
Foreign exchange contracts	21,276	292	272	6,266	2	187

Cash collateral (received)/pledged (5)	$—	$(21,423)	$4,170	$—	$(21,297)	$3,970

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

(4) Includes Risk Participation Agreements.

(5) The fair value of derivative assets and liabilities is presented on a gross basis. The Company has not applied collateral netting; as such the amounts of cash collateral received or pledged are not offset against the derivative assets and derivative liabilities in the Consolidated Balance Sheets. Cash collateral received and pledged are included in “Interest-bearing deposits in other banks” on the Company’s Consolidated Balance Sheets.

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of the periods ended (dollars in thousands):

	June 30, 2026		December 31, 2025
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$62,894	$(209)	$66,763	$(292)
Loans (3)	61,443	(8,091)	63,993	(7,908)

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amount of the designated hedged item at June 30, 2026 and December 31, 2025 totaled $50 million.

(2) Carrying value represents amortized cost.

(3) The fair value of the swaps associated with the derivative related to hedged items at June 30, 2026 and December 31, 2025 was $8.2 million and $8.0 million, respectively.

9. STOCKHOLDERS’ EQUITY

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

Share Repurchase Program

Share repurchase activity is evaluated based on the Company’s capital deployment priorities and is subject to market, economic, and regulatory considerations. Share repurchases may be executed through either open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended. On May 5, 2026, the Company’s Board of Directors authorized a share repurchase program (the “Repurchase Program”) to purchase up to $250.0 million of the Company’s common stock through May 5, 2027.

The cost of treasury stock repurchases include applicable federal excise tax imposed on certain stock repurchases under the Inflation Reduction Act of 2022. The excise tax is recognized as an additional cost of repurchased shares and recorded as a reduction of stockholders’ equity.

Under the Repurchase Program, the Company repurchased approximately 265 thousand shares of common stock for $10.0 million at an average purchase price of $37.76 during the three and six months ended June 30, 2026. As of June 30, 2026, approximately $240.0 million remained available for purchase under the Repurchase Program. The Company did not have an active share repurchase program during 2025.

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

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the three and six months ended June 30, 2026 is summarized as follows, net of tax (dollars in thousands):

	Unrealized		Unrealized
	Gains (Losses)	Change in Fair	Gains
	on AFS	Value of Cash	(Losses) on
	Securities	Flow Hedge	BOLI	Total
AOCI (loss) – March 31, 2026	$(255,241)	$(23,147)	$(100)	$(278,488)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassification	4,010	(2,128)	33	1,915
Amounts reclassified from AOCI into earnings	(3)	—	(217)	(220)
Net current period other comprehensive (loss) income	4,007	(2,128)	(184)	1,695
AOCI (loss) – June 30, 2026	$(251,234)	$(25,275)	$(284)	$(276,793)

	Unrealized		Unrealized
	Gains (Losses)	Change in Fair	Gains
	on AFS	Value of Cash	(Losses) on
	Securities	Flow Hedge	BOLI	Total
AOCI (loss) – December 31, 2025	$(234,702)	$(21,165)	$(220)	$(256,087)
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassification	(16,528)	(4,110)	356	(20,282)
Amounts reclassified from AOCI into earnings	(4)	—	(420)	(424)
Net current period other comprehensive income (loss)	(16,532)	(4,110)	(64)	(20,706)
AOCI (loss) – June 30, 2026	$(251,234)	$(25,275)	$(284)	$(276,793)

The change in AOCI for the three and six months ended June 30, 2025 is summarized as follows, net of tax (dollars in thousands):

	Unrealized		Unrealized
	Gains (Losses)	Change in Fair	Gains
	on AFS	Value of Cash	(Losses)
	Securities	Flow Hedge	on BOLI	Total
AOCI (loss) – March 31, 2025	$(301,307)	$(32,742)	$334	$(333,715)
Other comprehensive (loss) income:
Other comprehensive income before reclassification	6,946	6,202	—	13,148
Amounts reclassified from AOCI into earnings	(12)	—	(207)	(219)
Net current period other comprehensive income (loss)	6,934	6,202	(207)	12,929
AOCI (loss) – June 30, 2025	$(294,373)	$(26,540)	$127	$(320,786)

	Unrealized		Unrealized
	Gains (Losses)	Change in Fair	Gains
	on AFS	Value of Cash	(Losses)
	Securities	Flow Hedge	on BOLI	Total
AOCI (loss) – December 31, 2024	$(317,142)	$(43,078)	$534	$(359,686)
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassification	22,702	16,538	(10)	39,230
Amounts reclassified from AOCI into earnings	67	—	(397)	(330)
Net current period other comprehensive income (loss )	22,769	16,538	(407)	38,900
AOCI (loss) – June 30, 2025	$(294,373)	$(26,540)	$127	$(320,786)

10. FAIR VALUE MEASUREMENTS

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

●	AFS Securities: AFS securities are recorded at fair value on a recurring basis. The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuation for periods ended June 30, 2026 and December 31, 2025. The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the table below.

●	Loans Held for Sale: Residential loans originated for sale in the open market are carried at fair value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

●	Derivative Instruments: The Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to the borrower’s performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard techniques based on observable market inputs and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of MBS by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or be funded. No significant differences were identified during the valuations as of June 30, 2026 and December 31, 2025. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of the periods ended (dollars in thousands):

	Fair Value Measurements at June 30, 2026 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$89,077	$12,035	$—	$101,112
Obligations of states and political subdivisions	—	491,271	—	491,271
Corporate and other bonds (1)	—	194,584	—	194,584
MBS	—	3,087,750	—	3,087,750
Other securities	—	2,000	—	2,000
LHFS	—	23,074	—	23,074
Financial Derivatives (2)	—	92,957	—	92,957

LIABILITIES
Financial Derivatives (2)	$—	$152,093	$—	$152,093

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

The following tables summarize the Company’s financial assets that were measured on a nonrecurring basis as of the periods ended (dollars in thousands):

Fair Value Measurements at June 30, 2026 using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Individually assessed loans (1)	$—	$—	$5,376	$5,376

(1) Net of reserves of $858 thousand related to collateral dependent loans as of June 30, 2026.

Fair Value Measurements at December 31, 2025 using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Individually assessed loans (1)	$—	$—	$1,330	$1,330

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

●	Cash and Cash Equivalents: The carrying amount is a reasonable estimate of fair value.
●	HTM Securities: The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2; however, there are a few investments that are considered to be Level 3. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuations as of June 30, 2026 and December 31, 2025.
●	Loans and Leases: The fair value of loans and leases were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the loans and leases. The fair value of performing loans and leases were estimated through use of discounted cash flows. Credit loss assumptions were based on market probability of default/loss given default for loan and lease cohorts. The discount rate was based primarily on recent market origination rates. Fair value of loans and leases individually assessed and their respective levels within the fair value hierarchy are described in the previous section related to fair value measurements of assets that are measured on a nonrecurring basis.
●	Accrued Interest: The carrying amounts of accrued interest approximate fair value.
●	Bank Owned Life Insurance: The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.
●	Deposits: The fair value of demand deposits, savings accounts, brokered deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
●	Borrowings: The carrying amounts of federal funds purchased, securities sold under repurchase agreements and any other short-term borrowings approximate their fair value. The fair values of the Company’s long-term borrowings, including trust preferred securities are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

The carrying values and estimated fair values of the Company’s financial instruments as of the periods ended are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2026 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$990,297	$990,297	$—	$—	$990,297
AFS securities	3,876,717	89,077	3,787,640	—	3,876,717
HTM securities	860,906	—	830,883	881	831,764
Restricted stock	204,351	—	204,351	—	204,351
LHFS	23,074	—	23,074	—	23,074
LHFI, net of unearned income	28,673,271	—	—	28,419,826	28,419,826
Financial Derivatives (1)	92,957	—	92,957	—	92,957
Accrued interest receivable	127,556	—	127,556	—	127,556
BOLI	679,507	—	679,507	—	679,507

LIABILITIES
Deposits	$30,468,257	$—	$30,453,081	$—	$30,453,081
Borrowings	1,881,340	—	1,857,026	—	1,857,026
Accrued interest payable	17,454	—	17,454	—	17,454
Financial Derivatives (1)	152,093	—	152,093	—	152,093

(1) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at December 31, 2025 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$966,462	$966,462	$—	$—	$966,462
AFS securities	4,194,301	88,946	4,105,355	—	4,194,301
HTM securities	884,216	—	855,906	906	856,812
Restricted stock	190,200	—	190,200	—	190,200
LHFS	18,486	—	18,486	—	18,486
LHFI, net of unearned income	27,796,167	—	—	27,517,137	27,517,137
Financial Derivatives (1)	112,686	—	112,686	—	112,686
Accrued interest receivable	131,741	—	131,741	—	131,741
BOLI	672,890	—	672,890	—	672,890

LIABILITIES
Deposits	$30,471,636	$—	$30,467,372	$—	$30,467,372
Borrowings	1,497,292	—	1,435,699	—	1,435,699
Accrued interest payable	19,412	—	19,412	—	19,412
Financial Derivatives (1)	166,690	—	166,690	—	166,690

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

11. INCOME TAXES

The Company’s effective tax rate was 21.3% for the quarter ended June 30, 2026, compared to (13.2%) for the quarter ended June 30, 2025. For the six months ended June 30, 2026 and June 30, 2025, the effective tax rates were 21.1% and 11.9%, respectively. The increase in the effective tax rate during the 2026 periods was primarily driven by an $8.0 million income tax benefit recognized in the second quarter of 2025 related to the re-evaluation of the Company’s state net deferred tax asset following the Sandy Spring acquisition.

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the Company’s view regarding the future realization of deferred tax assets. The Company’s valuation allowance was $5.8 million and $7.8 million as of June 30, 2026 and December 31, 2025, respectively. The decrease in the valuation allowance was from an assessment of the Company’s ability to realize certain state tax attributes, through an increase in state taxable income.

The Company analyzed the tax positions taken or expected to be taken on its tax returns for the periods ending December 31, 2025, 2024, and 2023, and concluded the Company had no material liability related to uncertain tax positions.

12. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards and incremental shares related to the Forward Sale Agreements, while excluding any anti-dilutive weighted shares outstanding. Refer to Note 9 “Stockholders’ Equity” within this Item 1 of this Quarterly Report for more information on the Forward Sale Agreements.

The following table presents basic and diluted EPS calculations for the three and six months ended June 30, (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
Net Income
Net Income	$161,013	$19,791	$283,179	$69,610
Less: Preferred stock dividends	2,967	2,967	5,934	5,934
Net income available to common shareholders	$158,046	$16,824	$277,245	$63,676

Weighted average shares outstanding, basic	142,099	141,680	142,001	115,596
Dilutive effect of stock awards and Forward Sale Agreements	222	58	300	461
Weighted average shares outstanding, diluted	142,321	141,738	142,301	116,057

Earnings per common share, basic	$1.11	$0.12	$1.95	$0.55
Earnings per common share, diluted	$1.11	$0.12	$1.95	$0.55

13. SEGMENT REPORTING AND REVENUE

Operating Segments

The Company has two reportable operating segments, Wholesale Banking and Consumer Banking, with corporate support functions and intercompany eliminations being presented within Corporate Other.

Segment Results

The following table presents and reconciles income before income taxes compared to the Consolidated Statements of Income. Income before income taxes totaled $204.5 million and $17.5 million for the three months ended June 30, 2026 and June 30, 2025. The information is disaggregated by major source and reportable operating segment for the three months ended June 30, (dollars in thousands):

Three Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other	Total
2026
Interest and dividend income (expense) (1)	$441,685	$236,853	$(191,710)	$486,828
Interest expense (income) (1)	278,650	127,728	(244,668)	161,710
Net interest income	163,035	109,125	52,958	325,118
Provision for credit losses	5,381	5,690	666	11,737
Net interest income after provision for credit losses	157,654	103,435	52,292	313,381
Noninterest income	32,866	19,093	38,289	90,248
Noninterest expenses	90,954	105,635	2,547	199,136
Income before income taxes	$99,566	$16,893	$88,034	$204,493
2025
Interest and dividend income (expense) (1)	$443,315	$248,482	$(181,425)	$510,372
Interest expense (income) (1)	284,936	135,631	(231,566)	189,001
Net interest income	158,379	112,851	50,141	321,371
Provision for credit losses	80,022	25,685	—	105,707
Net interest income after provision for credit losses	78,357	87,166	50,141	215,664
Noninterest income	23,652	19,661	38,209	81,522
Noninterest expenses	84,593	98,515	96,590	279,698
Income (loss) before income taxes	$17,416	$8,312	$(8,240)	$17,488

(1) The Company uses a funds transfer pricing methodology for net interest income which utilizes the matched funding approach to allocate the cost of funds used or credit for funds provided to all operating loans and deposits, resulting in interest and dividend expense and interest income for the Corporate Other segment.

The following table presents and reconciles income before income taxes compared to the Consolidated Statements of Income. Income before income taxes totaled $359.1 million and $79.0 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The information is disaggregated by major source and reportable operating segment for the six months ended June 30, (dollars in thousands):

Six Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other	Total
2026
Interest and dividend income (expense) (1)	$867,804	$468,085	$(377,326)	$958,563
Interest expense (income) (1)	543,892	249,811	(472,631)	321,072
Net interest income	323,912	218,274	95,305	637,491
Provision for credit losses	5,660	7,698	1,117	14,475
Net interest income after provision for credit losses	318,252	210,576	94,188	623,016
Noninterest income	61,810	37,445	45,776	145,031
Noninterest expenses	184,744	210,631	13,571	408,946
Income before income taxes	$195,318	$37,390	$126,393	$359,101
2025
Interest and dividend income (expense) (1)	$740,302	$404,624	$(328,718)	$816,208
Interest expense (income) (1)	482,583	215,990	(387,901)	310,672
Net interest income	257,719	188,634	59,183	505,536
Provision for credit losses	95,067	28,278	—	123,345
Net interest income after provision for credit losses	162,652	160,356	59,183	382,191
Noninterest income	35,451	34,295	40,939	110,685
Noninterest expenses	139,805	166,082	107,995	413,882
Income (loss) before income taxes	$58,298	$28,569	$(7,873)	$78,994

(1) The Company uses a funds transfer pricing methodology for net interest income which utilizes the matched funding approach to allocate the cost of funds used or credit for funds provided to all operating loans and deposits, resulting in interest and dividend expense and interest income for the Corporate Other segment.

The following table presents the Company’s operating segment results for key balance sheet metrics as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other (1)	Total
June 30, 2026
LHFI, net of unearned income	$23,837,961	$5,452,570	$(617,260)	$28,673,271
Goodwill (2)	1,281,726	473,149	—	1,754,875
Deposits (3)	12,025,991	17,697,300	744,966	30,468,257
December 31, 2025
LHFI, net of unearned income	$23,179,687	$5,317,949	$(701,469)	$27,796,167
Goodwill	1,254,979	478,308	—	1,733,287
Deposits (3)	11,339,236	17,820,026	1,312,374	30,471,636

(1) Corporate Other includes acquisition accounting fair value adjustments.

(2) During the first quarter of 2026, goodwill was reallocated among reporting units as a result of measurement period adjustments associated with the Sandy Spring acquisition, resulting in a $26.7 million increase in Wholesale Banking and a $5.2 million decrease in Consumer Banking. As of March 31, 2026, the purchase accounting was finalized and no longer subject to change.

(3) Corporate Other primarily includes brokered deposits.

Revenue

Noninterest income disaggregated by major source for the three and six months ended June 30, consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
Noninterest income:
Service charges on deposit accounts (1):
Overdraft fees	$5,907	$6,063	$11,943	$11,640
Maintenance fees & other	6,352	6,157	12,431	10,265
Other service charges, commissions, and fees (1)	2,286	2,245	4,224	4,007
Interchange fees (1)	3,750	3,779	7,076	6,727
Fiduciary and asset management fees (1):
Trust asset management fees	11,302	7,987	21,915	11,811
Registered advisor management fees	7,852	6,902	15,232	6,904
Brokerage management fees	2,306	2,834	4,491	5,705
Mortgage banking income	2,656	2,821	4,682	3,794
Bank owned life insurance income	5,734	7,327	10,934	10,864
Loan-related interest rate swap fees	6,484	1,733	10,458	4,133
Other operating income (2)(3)	35,619	33,674	41,645	34,835
Total noninterest income	$90,248	$81,522	$145,031	$110,685

(1) Income within scope of ASC 606, Revenue from Contracts with Customers.

(2) Includes a $32.3 million pre-tax gain on sale of equity interest in Bearing Insurance Group, LLC (“Bearing Insurance”) for the three and six months ended June 30, 2026.

(3) Includes a $15.7 million pre-tax gain on CRE loan sale and a $14.3 million pre-tax gain on sale of equity interest in Cary Street Partners LLC (“CSP”) for the three and six months ended June 30, 2025.

The following tables present noninterest income disaggregated by reportable operating segment for the three and six months ended June 30, (dollars in thousands):

Three Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
2026
Noninterest income:
Service charges on deposit accounts	$4,684	$7,575	$—	$12,259
Other service charges, commissions and fees	649	1,637	—	2,286
Fiduciary and asset management fees	19,021	2,439	—	21,460
Mortgage banking income	—	2,656	—	2,656
Other income	8,512	4,786	38,289	51,587
Total noninterest income	$32,866	$19,093	$38,289	$90,248
2025
Noninterest income:
Service charges on deposit accounts	$4,271	$7,949	$—	$12,220
Other service charges, commissions and fees	508	1,623	114	2,245
Fiduciary and asset management fees	15,758	1,965	—	17,723
Mortgage banking income	—	2,821	—	2,821
Other income	3,115	5,303	38,095	46,513
Total noninterest income	$23,652	$19,661	$38,209	$81,522

Six Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
2026
Noninterest income:
Service charges on deposit accounts	$9,095	$15,279	$—	$24,374
Other service charges, commissions and fees	1,084	3,140	—	4,224
Fiduciary and asset management fees	36,901	4,737	—	41,638
Mortgage banking income	—	4,682	—	4,682
Other income	14,730	9,607	45,776	70,113
Total noninterest income	$61,810	$37,445	$45,776	$145,031
2025
Noninterest income:
Service charges on deposit accounts	$7,281	$14,624	$—	$21,905
Other service charges, commissions and fees	904	2,988	115	4,007
Fiduciary and asset management fees	20,529	3,891	—	24,420
Mortgage banking income	—	3,794	—	3,794
Other income	6,737	8,998	40,824	56,559
Total noninterest income	$35,451	$34,295	$40,939	$110,685

(1) For the three and six months ended June 30, 2026, other income primarily includes a $32.3 million pre-tax gain on sale of equity interest in Bearing Insurance and income from BOLI.

(2) For the three and six months ended June 30, 2025, other income primarily includes a $15.7 million pre-tax gain on CRE loan sale, a $14.3 million pre-tax gain on sale of equity interest in CSP, and income from BOLI.

The following tables present noninterest expense disaggregated by reportable operating segment for the three and six months ended June 30, (dollars in thousands):

Three Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other	Total
2026
Noninterest expenses:
Salaries and benefits	$31,514	$27,515	$53,280	$112,309
Occupancy expenses	392	8,339	4,131	12,862
Technology and data processing	1,864	403	13,749	16,016
Furniture and equipment expenses	81	1,677	3,774	5,532
Loan-related expenses	567	1,650	506	2,723
Other expenses (1)	56,536	66,051	(72,893)	49,694
Total noninterest expense	$90,954	$105,635	$2,547	$199,136
2025
Noninterest expenses:
Salaries and benefits	$32,923	$29,838	$47,181	$109,942
Occupancy expenses	410	7,534	4,838	12,782
Technology and data processing	1,342	392	15,514	17,248
Furniture and equipment expenses	64	1,296	4,984	6,344
Loan-related expenses	(253)	1,060	471	1,278
Other expenses (1)	50,107	58,395	23,602	132,104
Total noninterest expense	$84,593	$98,515	$96,590	$279,698

Six Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other	Total
2026
Noninterest expenses:
Salaries and benefits	$67,034	$55,685	$103,003	$225,722
Occupancy expenses	767	16,725	8,572	26,064
Technology and data processing	3,622	677	27,319	31,618
Furniture and equipment expenses	165	3,270	7,653	11,088
Loan-related expenses	1,396	2,904	1,274	5,574
Other expenses (1)	111,760	131,370	(134,250)	108,880
Total noninterest expense	$184,744	$210,631	$13,571	$408,946
2025
Noninterest expenses:
Salaries and benefits	$53,607	$49,774	$81,976	$185,357
Occupancy expenses	646	12,700	8,016	21,362
Technology and data processing	2,227	571	24,637	27,435
Furniture and equipment expenses	127	2,289	7,842	10,258
Loan-related expenses	(140)	1,835	832	2,527
Other expenses (1)	83,338	98,913	(15,308)	166,943
Total noninterest expense	$139,805	$166,082	$107,995	$413,882

(1) Includes allocated expenses

14. SUBSEQUENT EVENTS

Dividends

On July 23, 2026, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on September 1, 2026 to preferred shareholders of record as of August 17, 2026.

The Company’s Board of Directors also declared a quarterly dividend of $0.37 per share of common stock. The common stock dividend is payable on August 21, 2026 to common shareholders of record as of August 7, 2026.

Share Repurchase Program

As discussed in Note 9 “Stockholders’ Equity”, the Company has an active Repurchase Program. Subsequent to the quarter ended June 30, 2026, as part of the Repurchase Program, approximately 132 thousand shares (or $5.6 million) were repurchased between July 1, 2026 and August 6, 2026. As of August 6, 2026, the Company is authorized under the Repurchase Program to repurchase approximately $234.4 million of additional shares of the Company’s common stock.

Subordinated Debt

On July 30, 2026, the Company issued $250.0 million of subordinated notes (“2036 Subordinated Notes”) due August 1, 2036 with a fixed-to-floating rate of 6.25%. The 2036 Subordinated Notes converts to a floating rate based on three-month SOFR, plus 213 bps on August 1, 2031.

Net proceeds from the issuance, after underwriting discounts and offering expenses, were approximately $246.9 million and are expected to be used to repay the 2029 Subordinated Notes, acquired as part of the Sandy Spring acquisition, plus accrued interest, and for general corporate purposes. The Company issued a notice of redemption during the third quarter of 2026 to redeem the 2029 Subordinated Notes with an aggregate principal amount of $168.0 million. The Company expects the redemption to occur; however, the redemption remains subject to customary conditions, and the Company reserves the right to withdraw, delay, or revoke the notice if such conditions are not satisfied or market conditions warrant.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation and subsidiaries (the Company) as of June 30, 2026, the related consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and six-month periods ended June 30, 2026 and 2025, the consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 6, 2026

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding our strategic expansion into North Carolina; statements regarding our future ability to recognize the benefits of certain tax assets; business, financial and operating results, including our deposit base and funding; the impact of changes in economic conditions, the interest rate environment, economic, fiscal or trade policy and the potential related impacts on our business and loan demand; management’s beliefs regarding our liquidity, capital resources, asset quality, CRE loan portfolio and our customer relationships; and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “seek to,” “potential,” “continue,” “confidence,” or words of similar meaning or other statements concerning opinions or judgment of the Company and our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in

●	market interest rates and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs and our loan and securities portfolios;
●	economic conditions, including inflation and recessionary conditions and their related impacts on economic growth and customer and client behavior;
●	U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability;
●	volatility in the financial services sector, including failures or rumors of failures of other depository institutions, along with actions taken by governmental agencies to address such turmoil, and the effects on the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;

●	legislative or regulatory changes and requirements, including changes in federal, state or local tax laws and changes impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	the sufficiency of liquidity and changes in our capital position;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which we operate and which our loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels, U.S. fiscal debt, budget, and tax matters, U.S. government shutdowns, and slowdowns in economic growth;
●	the possibility that the anticipated benefits of our acquisition activity, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the strength of the economy, competitive factors in the areas where we do business, or as a result of other unexpected factors or events;
●	potential adverse reactions or changes to business or employee relationships;
●	our ability to identify, recruit and retain key employees;
●	monetary, fiscal and regulatory policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	the quality or composition of our loan or investment portfolios and changes in these portfolios;
●	demand for loan products and financial services in our market areas;
●	our ability to manage our growth or implement our growth strategy;
●	the effectiveness of expense reduction plans;
●	the introduction of new lines of business or new products and services;
●	real estate values in our lending area;
●	changes in accounting principles, standards, rules, and interpretations, and the related impact on our financial statements;
●	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by changing economic conditions, credit concentrations, inflation, changing interest rates, or other factors;
●	concentrations of loans secured by real estate, particularly CRE;
●	the effectiveness of our credit processes and management of our credit risk;
●	our ability to compete in the market for financial services and increased competition from fintech companies;
●	technological risks and developments, and cyber threats, attacks, or events;
●	emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action or increase the risk of a cybersecurity attack or the probability that such an attack would be successful;
●	operational, technological, cultural, regulatory, legal, credit, and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash consideration;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as pandemics), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on macroeconomic conditions, the ability of our borrowers to satisfy their obligations to us, on the value of collateral securing loans, on the demand for our loans or our other products and services, on supply chains and methods used to distribute products and services, on incidents of cyberattack and fraud, on our liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of our business operations and on financial markets and economic growth;
●	performance by our counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	actual or potential claims, damages, and fines related to litigation or government actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
●	any event or development that would cause us to conclude that there was an impairment of any asset, including intangible assets, such as goodwill; and
●	other factors, many of which are beyond our control.

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

Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the allowance for loan and lease losses, fair value measurements, and valuation of deferred tax assets as accounting policies that require the most difficult, subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change. Therefore, we evaluate these accounting policies and related critical accounting estimates on an ongoing basis and update them as needed. Management has discussed these accounting policies and the critical accounting estimates summarized below with the Audit Committee of the Board of Directors.

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

Effective January 1, 2026, the Company made certain changes to its allowance methodology as part of the continued enhancement of its credit modeling practices, resulting in more dynamic and precise modeling that allow for more granularity in the monitoring of our expected credit losses. As a result of this change, the Company moved from two loan portfolio segments (Commercial and Consumer) to three portfolio segments (CRE, Commercial and Industrial, and Consumer), by reorganizing the former Commercial segment into the CRE and Commercial and Industrial segments, with no changes made to the Consumer segment. The Company also updated its modeling approach to use either a loan-level probability of default/loss given default methodology or a segment level loss rate model for its loan portfolio. The ALLL is estimated using quantitative methods that consider a variety of factors from both internal and external sources at the loan, portfolio, and macroeconomic environment levels. These changes were accounted for prospectively as a change in accounting estimate in the first quarter of 2026, did not have a material impact on the Company’s consolidated financial statements, and resulted in no changes to previously reported values. For more information on these changes, see Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report.

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

In September 2025, the FASB issued ASU No. 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which outlined targeted improvements to Subtopic 350-40 to increase the operability of the recognition guidance considering different methods of software development. The amendments are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. ASU No. 2025-06 is not expected to have a material impact on our consolidated financial statements.

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

In November 2025, the FASB issued ASU No. 2025-08 Financial Instruments – Credit Losses (Topic 326): Purchased Loans. This update expanded the population of acquired financial assets subject to the gross-up approach in Topic 326. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. ASU No. 2025-08 is not expected to have a material impact on our consolidated financial statements at adoption; however, the amendments in this update will be applied prospectively to loans that are acquired on or after the adoption date.

In November 2025, the FASB issued ASU No. 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This update clarified certain aspects of the guidance on hedge accounting. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. ASU No. 2025-09 is not expected to have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Strategic Actions

Bearing Insurance Sale

We completed the sale of our equity interest (held by our indirect subsidiary, Union Insurance Group, LLC) in Bearing Insurance to an unaffiliated third party, effective May 1, 2026, resulting in a pre-tax gain of approximately $32.3 million during the second quarter of 2026.

Repurchase Program

During the second quarter of 2026, our Board of Directors authorized the Repurchase Program to purchase up to $250.0 million of our common stock through May 5, 2027 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As part of the Repurchase Program, approximately 265 thousand common shares (or $10.0 million) were repurchased during the second quarter of 2026 at an average purchase price of $37.76. At June 30, 2026, approximately $240.0 million of share repurchases remained available under the Repurchase Program.

Subordinated Notes Issuance

In July 2026, we issued $250.0 million in aggregate principal amount of 2036 Subordinated Notes due 2036 at public offering price equal to 100% of the aggregate principal amount of the 2036 Subordinated Notes. The 2036 Subordinated Notes qualify for Tier 2 capital treatment. The proceeds of this issuance will be used to redeem $168.0 million of our 2029 Subordinated Notes during the third quarter of 2026 and for general business purposes.

Economic Environment and Industry Events

We are continually monitoring the impact of various global and national events on our results of operations and financial condition, including changes in economic conditions, such as inflation and recessionary conditions, changes in the unemployment rate, changes in market interest rates, geopolitical conflicts, deposit competition, liquidity strains, changes in government policy, including changes in, or the imposition of, tariffs and/or trade barriers, and changes in legislative or regulatory requirements. The timing and impact of such events on our results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

In the first half of 2026, financial markets experienced increased and prolonged economic uncertainty arising from international conflicts, including those in the Middle East, and changes in the unemployment rate. These factors could adversely affect the U.S. and global economies and financial markets, including by increasing inflation and leading to a slowdown of future economic growth and ultimately recessionary conditions.

In June 2026, the FOMC maintained the target range for the Federal Funds rate at 3.50% to 3.75%. The FOMC noted that economic activity is expanding at a solid pace despite elevated uncertainty due in part to ongoing geopolitical conflicts including those in the Middle East, as well as uncertainties stemming from changes in trade policy. In light of this continued uncertainty and elevated inflation, it is difficult to predict how the Federal Reserve will balance possible inflationary pressure with the potential of slower economic growth and rising risks in employment.

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

SUMMARY OF FINANCIAL RESULTS

Executive Overview

Second Quarter Net Income & Performance Metrics

●	Net income available to common shareholders was $158.0 million and basic and diluted EPS was $1.11 for the second quarter of 2026, compared to net income available to common shareholders of $16.8 million and basic and diluted EPS of $0.12 for the second quarter of 2025.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes, where applicable), merger-related costs ($63.3 million in the second quarter 2025), the CECL Day 1 non-PCD loans and RUC provision expense ($77.7 million in the second quarter of 2025), gain on the sale of equity interest in CSP ($10.7 million in the second quarter of 2025), gain on CRE loan sale ($12.1 million in the second quarter of 2025), gain on the sale of equity interest in Bearing Insurance ($24.0 million in the second quarter of 2026), and gains on the sale of securities ($3 thousand in the second quarter 2026 and $12 thousand in the second quarter 2025) was $134.0 million and adjusted diluted operating EPS(+) was $0.94 for the second quarter of 2026, compared to adjusted operating earnings available to common shareholders(+) of $135.1 million and diluted adjusted operating EPS(+) of $0.95 for the second quarter of 2025.

First Six Months Net Income & Performance Metrics

●	Net income available to common shareholders was $277.2 million and basic and diluted EPS was $1.95 for the first six months of 2026, compared to net income available to common shareholders of $63.7 million and basic and diluted EPS of $0.55 for the first six months of 2025.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes, where applicable), merger-related costs ($7.0 million in 2026 and $68.0 million in 2025), the CECL Day 1 non-PCD loans and RUC provision expense ($77.7 million in 2025), gain on the sale of equity interest in Bearing Insurance ($24.0 million in 2026), gain on CRE loan sale ($12.1 million in 2025), gain on the sale of equity interest in CSP ($10.7 million in 2025), and gains and losses on the sale of securities (gains of $5 thousand in 2026 and loss of $67 thousand in 2025) was $260.2 million and adjusted diluted operating EPS(+) was $1.83 for the six months ended June 30, 2026, compared to adjusted operating earnings available to common shareholders(+) of $186.7 million and diluted adjusted operating EPS(+) of $1.61 for the first six months of 2025.

Balance Sheet

●	Total assets were $38.1 billion at June 30, 2026, an increase of $514.1 million or 2.8% (annualized) from December 31, 2025. The increase in total assets was primarily due to increases in LHFI, partially offset by decreases in securities as maturity and paydown cash flows were used to fund higher loan balances instead of being reinvested in the securities portfolio.
●	LHFI were $28.7 billion at June 30, 2026, an increase of $877.1 million from December 31, 2025 or 6.4% (annualized), primarily due to increases in the commercial and industrial and construction and land development portfolios.
●	Total securities were $4.9 billion at June 30, 2026, a decrease of $326.7 million or 12.5% (annualized) from December 31, 2025, primarily due to principal repayments of AFS mortgage-backed securities. AFS securities totaled $3.9 billion at June 30, 2026 and $4.2 billion at December 31, 2025. At June 30, 2026, total net unrealized losses on the AFS securities portfolio were $317.1 million, an increase of $21.4 million from $295.7 million at December 31, 2025. HTM securities are carried at cost and totaled $860.9 million at June 30, 2026, compared to $884.2 million at December 31, 2025 and had net unrealized losses of $29.1 million at June 30, 2026, an increase of $1.7 million from $27.4 million at December 31, 2025.
●	Total deposits were $30.5 billion at June 30, 2026, a decrease of $3.4 million or 0.02% (annualized) from December 31, 2025, which was primarily due to a decline in brokered and demand deposits, partially offset by an increase in interest-bearing customer deposits.
●	Total borrowings were $1.9 billion at June 30, 2026, an increase of $384.0 million or 51.7% (annualized) from December 31, 2025, primarily driven by increases in FHLB advances, included within other short-term borrowings, which were used primarily to fund loan originations.

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

The following tables show interest and dividend income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended June 30, (dollars in thousands):

	For the Three Months Ended
	2026	2025	Change
Average interest-earning assets	$33,544,840	$34,121,715	$(576,875)
Interest and dividend income	$486,828	$510,372	$(23,544)
Interest and dividend income (FTE) (+)	$491,389	$514,734	$(23,345)
Yield on interest-earning assets	5.82%	6.00%	(18)	bps
Yield on interest-earning assets (FTE) (+)	5.88%	6.05%	(17)	bps
Average interest-bearing liabilities	$25,025,195	$25,482,013	$(456,818)
Interest expense	$161,710	$189,001	$(27,291)
Cost of interest-bearing liabilities	2.59%	2.97%	(38)	bps
Cost of funds	1.94%	2.22%	(28)	bps
Net interest income	$325,118	$321,371	$3,747
Net interest income (FTE) (+)	$329,679	$325,733	$3,946
Net interest margin	3.89%	3.78%	11	bps
Net interest margin (FTE) (+)	3.94%	3.83%	11	bps

For the second quarter of 2026, our net interest income was $325.1 million, an increase of $3.7 million from the second quarter of 2025, and our net interest income (FTE)(+) was $329.7 million, an increase of $4.0 million from the second quarter of 2025. The increases were primarily the result of lower cost of funds, primarily due to lower deposit costs, partially offset by lower earning asset yields, primarily driven by a decrease in loan yields and lower accretion income. The lower deposit costs reflect the impact of the Federal Reserve lowering the Federal Funds rates 75 bps between September and December 2025, as well as reduced brokered deposits, while the decline in earning asset yields was primarily driven by the lower rate environment.

In the second quarter of 2026, our net interest margin increased 11 bps to 3.89% from 3.78% in the second quarter of 2025, and our net interest margin (FTE)(+) increased 11 bps to 3.94% in the second quarter of 2026 from 3.83% for the same period of 2025. The increases in net interest margin and net interest margin (FTE)(+) were primarily driven by lower cost of funds, partially offset by lower earning asset yields. Our cost of funds decreased 28 bps to 1.94% from 2.22% in the second quarter of 2025, due to lower cost of deposits, primarily due to the Federal Funds rate cuts discussed above, as well as reduced brokered deposits. Our earning asset yield decreased 18 bps to 5.82% for the second quarter of 2026 from 6.00% in the second quarter of 2025, due primarily to lower loan yields and lower accretion income.

The following tables show interest and dividend income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the six months ended June 30, (dollars in thousands):

	For the Six Months Ended
	2026	2025	Change
Average interest-earning assets	$33,461,778	$28,148,353	$5,313,425
Interest and dividend income	$958,563	$816,208	$142,355
Interest and dividend income (FTE) (+)	$967,673	$824,328	$143,345
Yield on interest-earning assets	5.78%	5.85%	(7)	bps
Yield on interest-earning assets (FTE) (+)	5.83%	5.91%	(8)	bps
Average interest-bearing liabilities	$24,927,257	$21,059,757	$3,867,500
Interest expense	$321,072	$310,672	$10,400
Cost of interest-bearing liabilities	2.60%	2.97%	(37)	bps
Cost of funds	1.93%	2.23%	(30)	bps
Net interest income	$637,491	$505,536	$131,955
Net interest income (FTE) (+)	$646,601	$513,656	$132,945
Net interest margin	3.84%	3.62%	22	bps
Net interest margin (FTE) (+)	3.90%	3.68%	22	bps

For the first six months of 2026 net interest income was $637.5 million, an increase of $132.0 million from the same period of 2025, and our net interest income (FTE)(+) was $646.6 million, an increase of $132.9 million from the same period of 2025. The increases in both net interest income and net interest income (FTE)(+) were primarily the result of a $5.3 billion increase in average interest earning assets and higher net accretion income, partially offset by a $3.9 billion increase in average interest-bearing liabilities, primarily related to the acquisition of Sandy Spring.

For the first six months of 2026, our net interest margin and net interest margin (FTE)(+) both increased 22 bps to 3.84% and 3.90%, respectively, compared to the first six months of 2025. The increases were primarily driven by lower cost of funds, as well as lower yield on interest-earning assets. Our cost of funds decreased 30 bps to 1.93% from 2.23% in the same period of 2025, due primarily to lower cost of deposits, reflecting the impact of the Federal Reserve lowering the Federal Funds rates 75 bps between September and December 2025, as well as reduced brokered deposits. Our earning asset yield decreased 7 bps to 5.78% for the first six months of 2026 from 5.85% in the same period of 2025, due primarily to lower loan yields, partially offset by accretion income related to the Sandy Spring acquisition.

Our net interest margin and net interest margin (FTE)(+) includes the impact of acquisition accounting fair value adjustments. The impact of accretion and amortization for the periods presented are reflected in the following table (dollars in thousands):

		Deposit
	Loan	Accretion	Borrowings
	Accretion	(Amortization)	Amortization	Total
For the quarter ended March 31, 2025	$13,286	$(415)	$(287)	$12,584
For the quarter ended June 30, 2025	45,744	1,884	(2,256)	45,372
For the quarter ended March 31, 2026	35,602	366	(3,044)	32,924
For the quarter ended June 30, 2026	40,449	111	(621)	39,939

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three and six months ended June 30, (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended
	2026			2025
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$3,659,723	$38,973	4.27%	$3,441,963	$38,260	4.46%
Tax-exempt	1,316,804	11,245	3.43%	1,279,773	10,576	3.31%
Total securities	4,976,527	50,218	4.05%	4,721,736	48,836	4.15%
LHFI, net of unearned income (3)(4)	28,243,611	438,508	6.23%	27,094,551	437,819	6.48%
Other earning assets	324,702	2,663	3.29%	2,305,428	28,079	4.89%
Total earning assets	33,544,840	$491,389	5.88%	34,121,715	$514,734	6.05%
Allowance for loan and lease losses	(293,455)			(349,131)
Total non-earning assets	4,182,588			4,166,648
Total assets	$37,433,973			$37,939,232

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$14,949,644	$83,153	2.23%	$14,748,786	$95,719	2.60%
Regular savings	2,617,569	10,762	1.65%	2,848,416	13,818	1.95%
Time deposits(5)	6,086,936	52,523	3.46%	6,553,018	61,806	3.78%
Total interest-bearing deposits	23,654,149	146,438	2.48%	24,150,220	171,343	2.85%
Other borrowings(6)	1,371,046	15,272	4.47%	1,331,793	17,658	5.32%
Total interest-bearing liabilities	25,025,195	$161,710	2.59%	25,482,013	$189,001	2.97%
Noninterest-bearing liabilities:
Demand deposits	6,736,570			7,093,163
Other liabilities	546,713			602,426
Total liabilities	32,308,478			33,177,602
Stockholders' equity	5,125,495			4,761,630
Total liabilities and stockholders' equity	$37,433,973			$37,939,232
Net interest income (FTE)(+)		$329,679			$325,733

Interest rate spread			3.29%			3.08%
Cost of funds			1.94%			2.22%
Net interest margin			3.89%			3.78%
Net interest margin (FTE)(+)			3.94%			3.83%

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

(6) Interest expense on borrowings includes amortization of the fair market value adjustments related to acquisitions, as disclosed above.

	For the Six Months Ended
	2026			2025
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$3,768,250	$79,980	4.28%	$2,790,530	$61,908	4.47%
Tax-exempt	1,323,127	22,577	3.44%	1,267,837	20,906	3.33%
Total securities	5,091,377	102,557	4.06%	4,058,367	82,814	4.11%
LHFI, net of deferred fees and costs (3)(4)	28,037,967	859,807	6.18%	22,785,570	710,723	6.29%
Other earning assets	332,434	5,309	3.22%	1,304,416	30,791	4.76%
Total earning assets	33,461,778	$967,673	5.83%	28,148,353	$824,328	5.91%
Allowance for loan and lease losses	(295,116)			(264,834)
Total non-earning assets	4,178,248			3,462,216
Total assets	$37,344,910			$31,345,735

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$14,826,253	$162,487	2.21%	$12,545,113	$162,405	2.61%
Regular savings	2,665,188	21,655	1.64%	1,944,169	14,319	1.49%
Time deposits (5)	6,063,487	104,075	3.46%	5,639,409	110,205	3.94%
Total interest-bearing deposits	23,554,928	288,217	2.47%	20,128,691	286,929	2.87%
Other borrowings (6)	1,372,329	32,855	4.83%	931,066	23,743	5.14%
Total interest-bearing liabilities	24,927,257	$321,072	2.60%	21,059,757	$310,672	2.97%
Noninterest-bearing liabilities:
Demand deposits	6,746,098			5,755,814
Other liabilities	574,615			553,066
Total liabilities	32,247,970			27,368,637
Stockholders' equity	5,096,940			3,977,098
Total liabilities and stockholders' equity	$37,344,910			$31,345,735
Net interest income (FTE)(+)		$646,601			$513,656

Interest rate spread			3.23%			2.94%
Cost of funds			1.93%			2.23%
Net interest margin			3.84%			3.62%
Net interest margin (FTE)(+)			3.90%			3.68%

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

	Three Months Ended			Six Months Ended
	2026 vs. 2025			2026 vs. 2025
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$2,359	$(1,646)	$713	$20,855	$(2,783)	$18,072
Tax-exempt	311	358	669	929	742	1,671
Total securities	2,670	(1,288)	1,382	21,784	(2,041)	19,743
Loans, net(1)	18,189	(17,500)	689	161,257	(12,173)	149,084
Other earning assets	(18,417)	(6,999)	(25,416)	(17,768)	(7,714)	(25,482)
Total earning assets	$2,442	$(25,787)	$(23,345)	$165,273	$(21,928)	$143,345
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$1,287	$(13,853)	$(12,566)	$27,075	$(26,993)	$82
Regular savings	(1,061)	(1,995)	(3,056)	5,739	1,597	7,336
Time deposits(2)	(4,225)	(5,058)	(9,283)	7,901	(14,031)	(6,130)
Total interest-bearing deposits	(3,999)	(20,906)	(24,905)	40,715	(39,427)	1,288
Other borrowings(3)	507	(2,893)	(2,386)	10,643	(1,531)	9,112
Total interest-bearing liabilities	(3,492)	(23,799)	(27,291)	51,358	(40,958)	10,400
Change in net interest income (FTE)(+)	$5,934	$(1,988)	$3,946	$113,915	$19,030	$132,945

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

NONINTEREST INCOME

Three Months Ended June 30, 2026 and June 30, 2025

	June 30,		Change
	2026	2025	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$12,259	$12,220	$39	0.3%
Other service charges, commissions and fees	2,286	2,245	41	1.8%
Interchange fees	3,750	3,779	(29)	(0.8)%
Fiduciary and asset management fees	21,460	17,723	3,737	21.1%
Mortgage banking income	2,656	2,821	(165)	(5.8)%
Bank owned life insurance income	5,734	7,327	(1,593)	(21.7)%
Loan-related interest rate swap fees	6,484	1,733	4,751	NM
Other operating income	35,619	33,674	1,945	5.8%
Total noninterest income	$90,248	$81,522	$8,726	10.7%

NM = Not Meaningful

Our noninterest income increased $8.7 million or 10.7% to $90.2 million for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. The increase was primarily driven by a $4.8 million increase in loan-related interest rate swap fees due to an increase in transaction volumes associated with loan growth in the period, a $3.7 million increase in fiduciary and asset management fees, reflecting an increase in assets under management, and a $1.9 million increase in other operating income. Other operating income in the second quarter of 2026 included a $32.3 million pre-tax gain on the sale of our equity interest in Bearing Insurance, while the second quarter of 2025 included a $15.7 million pre-tax gain on CRE loan sale and a $14.3 million pre-tax gain on the sale of our equity interest in CSP.

Our adjusted operating noninterest income,(+) which excludes the pre-tax gain on sale of equity interest in Bearing Insurance ($32.3 million in the second quarter of 2026), the pre-tax gain on CRE loan sale ($15.7 million in the second quarter of 2025), the pre-tax gain on sale of equity interest in CSP ($14.3 million in the second quarter of 2025), and the pre-tax gains on sale of securities ($4 thousand in the second quarter of 2026 and $16 thousand in the second quarter of 2025), increased $6.4 million or 12.4% to $57.9 million for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. The increase in adjusted operating noninterest income(+) was primarily driven by a $4.8 million increase in loan-related interest rate swap fees and a $3.7 million increase in fiduciary and asset management fees, both discussed above. These increases were partially offset by a $1.6 million decrease in BOLI income, reflecting lower death benefit proceeds received compared to the same period in the prior year.

Six Months Ended June 30, 2026 and June 30, 2025

	June 30,		Change
	2026	2025	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$24,374	$21,905	$2,469	11.3%
Other service charges, commissions, and fees	4,224	4,007	217	5.4%
Interchange fees	7,076	6,727	349	5.2%
Fiduciary and asset management fees	41,638	24,420	17,218	70.5%
Mortgage banking income	4,682	3,794	888	23.4%
Bank owned life insurance income	10,934	10,864	70	0.6%
Loan-related interest rate swap fees	10,458	4,133	6,325	153.0%
Other operating income	41,645	34,835	6,810	19.5%
Total noninterest income	$145,031	$110,685	$34,346	31.0%

Our noninterest income increased $34.3 million or 31.0% to $145.0 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the full period impact of the Sandy Spring acquisition, which drove the majority of the $17.2 million increase in fiduciary and asset management fees and the $2.5 million increase in service charges on deposit accounts. In addition to the acquisition impacts, other operating income increased $6.8 million driven by a $32.3 million pre-tax gain on the sale of our equity interest in Bearing Insurance in the second quarter of 2026 and an increase in equity method investment income, partially offset by a $15.7 million pre-tax gain on CRE loan sale and a $14.3 million pre-tax gain on sale of our equity interest in CSP, both of which occurred in the second quarter of 2025. Additionally, loan-related interest rate swap fees increased $6.3 million due to an increase in transaction volumes associated with loan growth in the period.

Our adjusted operating noninterest income,(+) which excludes the pre-tax gain on sale of equity interest in Bearing Insurance ($32.3 million in 2026), the pre-tax gain on CRE loan sale ($15.7 million in 2025), the pre-tax gain on sale of equity interest in CSP ($14.3 million in 2025), and the pre-tax gains and losses on sale of securities (gains of $6 thousand in 2026 and losses of $87 thousand in 2025), increased $31.9 million or 39.5% to $112.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in adjusted operating noninterest income(+) was primarily due to the full period impact of the Sandy Spring acquisition and a $6.3 million increase in loan-related interest rate swap fees, as discussed above, as well a $4.5 million increase in other operating income, primarily due to an increase in equity method investment income.

NONINTEREST EXPENSE

Three Months Ended June 30, 2026 and June 30, 2025

	June 30,		Change
	2026	2025	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$112,309	$109,942	$2,367	2.2%
Occupancy expenses	12,862	12,782	80	0.6%
Furniture and equipment expenses	5,532	6,344	(812)	(12.8)%
Technology and data processing	16,016	17,248	(1,232)	(7.1)%
Professional services	6,154	7,808	(1,654)	(21.2)%
Marketing and advertising expense	5,479	3,757	1,722	45.8%
FDIC assessment premiums and other insurance	6,633	8,642	(2,009)	(23.2)%
Franchise and other taxes	4,675	4,688	(13)	(0.3)%
Loan-related expenses	2,723	1,278	1,445	113.1%
Amortization of intangible assets	15,136	18,433	(3,297)	(17.9)%
Merger-related costs	—	78,900	(78,900)	(100.0)%
Other expenses	11,617	9,876	1,741	17.6%
Total noninterest expense	$199,136	$279,698	$(80,562)	(28.8)%

Our noninterest expense decreased $80.6 million or 28.8% to $199.1 million for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, primarily driven by a $78.9 million decrease in pre-tax merger-related costs.

Our adjusted operating noninterest expense(+), which excludes merger-related costs ($78.9 million in the second quarter of 2025) and amortization of intangible assets ($15.1 million in the second quarter of 2026 and $18.4 million in the second quarter of 2025) increased $1.6 million or 0.9% to $184.0 million for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. The increase in adjusted operating noninterest expense(+) was primarily due to a $2.4 million increase in salaries and benefits expense, primarily due to an increase in variable incentive compensation, a $1.7 million increase in other expenses, a $1.7 million increase in marketing and advertising expense, and a $1.4 million increase in loan-related expenses. These increases were partially offset by a $2.0 million decrease in FDIC assessment premiums and other insurance due to a lower assessment in the second quarter of 2026, a $1.7 million decrease in professional services related to strategic projects that occurred in the prior year, and a $1.2 million decrease in technology and data processing expense primarily due to a decrease in online banking expenses, reflecting cost synergies realized from the Sandy Spring acquisition.

Six Months Ended June 30, 2026 and June 30, 2025

	June 30,		Change
	2026	2025	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$225,722	$185,357	$40,365	21.8%
Occupancy expenses	26,064	21,362	4,702	22.0%
Furniture and equipment expenses	11,088	10,258	830	8.1%
Technology and data processing	31,618	27,435	4,183	15.2%
Professional services	11,922	12,494	(572)	(4.6)%
Marketing and advertising expense	12,807	6,941	5,866	84.5%
FDIC assessment premiums and other insurance	13,479	13,844	(365)	(2.6)%
Franchise and other taxes	9,381	9,331	50	0.5%
Loan-related expenses	5,574	2,527	3,047	120.6%
Amortization of intangible assets	30,582	23,832	6,750	28.3%
Merger-related costs	9,034	83,840	(74,806)	(89.2)%
Other expenses	21,675	16,661	5,014	30.1%
Total noninterest expense	$408,946	$413,882	$(4,936)	(1.2)%

Our noninterest expense decreased $4.9 million or 1.2% to $408.9 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by a $74.8 million decrease in pre-tax merger-related costs, partially offset by a $40.4 million increase in salaries and benefits expense, as well as other increases in noninterest expense categories discussed below, primarily due to the full period impact of the Sandy Spring acquisition.

Our adjusted operating noninterest expense(+), which excludes merger-related costs ($9.0 million in 2026 and $83.8 million in 2025) and amortization of intangible assets ($30.6 million in 2026 and $23.8 million in 2025) increased $63.1 million or 20.6% to $369.3 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in adjusted operating noninterest expense(+) was primarily due to the full period impact of the Sandy Spring acquisition, which drove the majority of the $40.4 million increase in salaries and benefits expense, the $5.9 million increase in marketing and advertising expense, the $5.0 million increase in other expenses, the $4.7 million increase in occupancy expenses, the $4.2 million increase in technology and data processing expense, and the $3.0 million increase in loan-related expenses.

SEGMENT RESULTS

The Company has two reportable operating segments, Wholesale Banking and Consumer Banking, with corporate support functions and intercompany eliminations being presented within Corporate Other. For more information about our operating segments, see Note 13, “Segment Reporting and Revenue” in Part I, Item 1 of this Quarterly Report.

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

The following table presents operating results for the three and six months ended June 30, for the Wholesale Banking segment (dollars in thousands):

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
Interest and dividend income	$441,685	$443,315	$867,804	$740,302
Interest expense	278,650	284,936	543,892	482,583
Net interest income	163,035	158,379	323,912	257,719
Provision for credit losses	5,381	80,022	5,660	95,067
Net interest income after provision for credit losses	157,654	78,357	318,252	162,652
Noninterest income	32,866	23,652	61,810	35,451
Noninterest expense	90,954	84,593	184,744	139,805
Income before income taxes	$99,566	$17,416	$195,318	$58,298

Wholesale Banking income before income taxes increased by $82.2 million and $137.0 million, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The increases were primarily due to decreases in the provision for credit losses, primarily driven by the Day 1 initial provision expense recorded in the prior year on non-PCD loans and unfunded commitments, each acquired from Sandy Spring. Wholesale Banking net interest income also increased for the three and six months ended June 30, 2026, compared to the same periods in the prior year. The increase for the three months ended June 30, 2026 was primarily the result of lower cost of funds, driven by lower deposit costs. The increase for the six months ended June 30, 2026 was primarily the result of an increase in average interest earning assets and higher net accretion income, primarily related to the acquisition of Sandy Spring. In addition, Wholesale Banking noninterest income increased for the three and six months ended June 30, 2026 compared to the same periods in the prior year, primarily due to increases in fiduciary and asset management fees, reflecting an increase in assets under management and the full period impact of the Sandy Spring acquisition, and increases in loan-related interest rate swap fees due to an increase in transaction volumes associated with loan growth in the periods.

The increases in income before income taxes were partially offset by increases in noninterest expense, primarily due to increases in salaries and benefits expense, resulting from an increase in variable incentive compensation for the three months ended June 30, 2026 and the full period impact of the Sandy Spring acquisition for the six months ended June 30, 2026.

The following table presents the key balance sheet metrics as of the periods ended for the Wholesale Banking segment (dollars in thousands):

	June 30, 2026	December 31, 2025
LHFI, net of unearned income	$23,837,961	$23,179,687
Total deposits	12,025,991	11,339,236

At June 30, 2026, LHFI for the Wholesale Banking segment increased $658.3 million to $23.8 billion, compared to December 31, 2025, primarily due to increases in the commercial and industrial and construction and land development loan portfolios.

At June 30, 2026, Wholesale Banking deposits increased $686.8 million to $12.0 billion, compared to December 31, 2025, primarily due to an increase in interest-bearing customer deposits.

Consumer Banking

Our Consumer Banking segment provides loan and deposit services and retail brokerage services to consumers and small businesses throughout Virginia, Maryland, Washington, D.C., and North Carolina. Consumer Banking includes the home loan division and investment management and advisory services businesses.

The following table presents operating results for the three and six months ended June 30, for the Consumer Banking segment (dollars in thousands):

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
Interest and dividend income	$236,853	$248,482	$468,085	$404,624
Interest expense	127,728	135,631	249,811	215,990
Net interest income	109,125	112,851	218,274	188,634
Provision for credit losses	5,690	25,685	7,698	28,278
Net interest income after provision for credit losses	103,435	87,166	210,576	160,356
Noninterest income	19,093	19,661	37,445	34,295
Noninterest expense	105,635	98,515	210,631	166,082
Income before income taxes	$16,893	$8,312	$37,390	$28,569

Consumer Banking income before income taxes increased $8.6 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily due to a decrease in the provision for credit losses, primarily driven by the Day 1 initial provision expense recorded in the prior year on non-PCD loans and unfunded commitments, each acquired from Sandy Spring.

The increase in income before income taxes for the three months ended June 30, 2026 was partially offset by an increase in noninterest expense, primarily due to an increase in salaries and benefits expense, resulting from an increase in variable incentive compensation, and a decrease in net interest income driven by an unfavorable funding credit on deposits.

Consumer Banking income before income taxes increased $8.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily due to an increase in net interest income, driven by an increase in average interest earning assets and higher net accretion income, primarily related to the acquisition of Sandy Spring. In addition, the Consumer Banking provision for credit losses decreased compared to the same period in the prior year, primarily driven by the Day 1 initial provision expense recorded in the prior year on non-PCD loans and unfunded commitments, each acquired from Sandy Spring. Consumer Banking noninterest income also increased compared to the same period in the prior year, primarily due to the Sandy Spring acquisition, which drove the majority of the increase in fiduciary and asset management fees and service charges on deposit accounts.

The increases in income before income taxes for the six months ended June 30, 2026 were partially offset by an increase in noninterest expense, primarily due to an increase in salaries and benefits expense, resulting from the full period impact of the Sandy Spring acquisition.

The following table presents the key balance sheet metrics as of the periods ended for the Consumer Banking segment (dollars in thousands):

	June 30, 2026	December 31, 2025
LHFI, net of unearned income	$5,452,570	$5,317,949
Total deposits	17,697,300	17,820,026

At June 30, 2026, LHFI for the Consumer Banking segment increased $134.6 million to $5.5 billion, compared to December 31, 2025, primarily due to increases in the residential 1-4 family – consumer and residential 1-4 family – revolving loan portfolios.

At June 30, 2026, Consumer Banking deposits decreased $122.7 million to $17.7 billion, compared to December 31, 2025, primarily due to decreases in savings accounts, demand deposits, and money market accounts, partially offset by an increase in time deposits.

Corporate Other

Our Corporate Other segment includes the corporate support functions, such as corporate treasury functions, which include management of the investment securities portfolio, long-term debt, short-term liquidity and funding activities, as well as intercompany eliminations.

The following table presents operating results for the three and six months ended June 30, for the Corporate Other segment (dollars in thousands):

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
Interest and dividend income (expense) (1)	$(191,710)	$(181,425)	$(377,326)	$(328,718)
Interest expense (income) (1)	(244,668)	(231,566)	(472,631)	(387,901)
Net interest income	52,958	50,141	95,305	59,183
Provision for credit losses	666	—	1,117	—
Net interest income after provision for credit losses	52,292	50,141	94,188	59,183
Noninterest income	38,289	38,209	45,776	40,939
Noninterest expense	2,547	96,590	13,571	107,995
Income before income taxes	$88,034	$(8,240)	$126,393	$(7,873)

(1) We use a funds transfer pricing methodology for our net interest income which utilizes the matched funding approach to allocate the cost of funds used or credit for funds provided to all operating loans and deposits, resulting in interest and dividend expense and interest income for our Corporate Other segment.

Corporate Other income before income taxes increased by $96.3 million and $134.3 million, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily due to decreases in noninterest expense, primarily driven by decreases in pre-tax merger-related costs. In addition, Corporate Other net interest income for the six months ended June 30, 2026 increased compared to the same period in the prior year, primarily driven by an increase in average interest earning assets and higher accretion income, primarily related to the acquisition of Sandy Spring.

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

Our effective tax rate was 21.3% for the quarter ended June 30, 2026, compared with (13.2%) for the quarter ended June 30, 2025. For the six months ended June 30, 2026 and June 30, 2025, our effective tax rates were 21.1% and 11.9%, respectively. The increase in the effective tax rate during the 2026 periods was primarily driven by an $8.0 million income tax benefit recognized in the second quarter of 2025 related to the re-evaluation of our state net deferred tax asset following the Sandy Spring acquisition.

As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view regarding our future realization of deferred tax assets. The decrease in the valuation allowance was from an assessment of our ability to realize certain state tax attributes, through an increase in state taxable income.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Assets

At June 30, 2026, we had total assets of $38.1 billion, an increase of $514.1 million or 2.8% (annualized) from December 31, 2025. The increase in total assets was primarily due to increases in LHFI, partially offset by decreases in securities as maturity and paydown cash flows were used to fund higher loan balances instead of being reinvested in the securities portfolio.

LHFI totaled $28.7 billion at June 30, 2026, an increase of $877.1 million or 6.4% (annualized) from December 31, 2025, primarily due to increases in the commercial and industrial and construction and land development loan portfolios. Refer to "Loan Portfolio" within this Item 2 and Note 4 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 of this Quarterly Report for additional information on our loan activity.

Total securities at June 30, 2026 were $4.9 billion, a decrease of $326.7 million or 12.5% (annualized) from December 31, 2025, primarily due to principal repayments and maturities of AFS mortgage-back securities. AFS securities totaled $3.9 billion at June 30, 2026, compared to $4.2 billion at December 31, 2025, with net unrealized losses of $317.1 million and $295.7 million, respectively. HTM securities totaled $860.9 million at June 30, 2026, compared to $884.2 million at December 31, 2025, with net unrealized losses of $29.1 million and $27.4 million, respectively.

Liabilities and Stockholders’ Equity

At June 30, 2026, we had total liabilities of $32.9 billion, an increase of $367.1 million or 2.3% (annualized) from December 31, 2025, primarily due to an increase in short-term borrowings, partially offset by a decrease in total deposits.

Total borrowings at June 30, 2026 were $1.9 billion, an increase of $384.0 million or 51.7% (annualized) from December 31, 2025, primarily driven by increases in FHLB advances, included within other short-term borrowings, which were used primarily to fund loan originations. Refer to Note 6 “Borrowings” in Part I, Item 1 of this Quarterly Report for additional information on our borrowing activity.

Total deposits at June 30, 2026 were $30.5 billion, a decrease of $3.4 million or 0.02% (annualized) from December 31, 2025, which was primarily due to decline in brokered and demand deposits, partially offset by an increase in interest-bearing customer deposit balances. Refer to “Deposits” within this Item 2 for additional information on this topic.

At June 30, 2026, our stockholders’ equity was $5.2 billion, an increase of $147.0 million from December 31, 2025, primarily due to an increase in retained earnings, partially offset by an increase in accumulated other comprehensive losses. Our consolidated regulatory capital ratios continue to exceed the minimum capital requirements and are considered “well-capitalized” for regulatory purposes. Refer to “Capital Resources” within this Item 2, as well as Note 9 "Stockholders’ Equity" in Part I, Item 1 of this Quarterly Report for additional information on our capital resources and the Forward Sale Agreements.

For information related to the Company’s stock repurchase activity and the Repurchase Program, refer to Note 9 “Stockholders’ Equity” and Note 14 “Subsequent Events” in Part I, Item 1, as well as “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report.

During the second quarter of 2026, we declared and paid a quarterly dividend on our outstanding shares of Series A Preferred Stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share), consistent with the first quarter of 2026 and the second quarter of 2025. During the second quarter of 2026, we also declared and paid cash dividends of $0.37 per common share, consistent with the first quarter of 2026 and an increase of $0.03 per share or 8.8% from the second quarter of 2025.

SECURITIES

At June 30, 2026, we had total securities of $4.9 billion or 13.0% of total assets, compared to $5.3 billion or 14.0% of total assets at December 31, 2025. This decrease was primarily due to principal repayments and maturities of AFS mortgage-backed securities. We seek to diversify our investment portfolio to minimize risk, and we focus on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher tax-equivalent yield offered from these securities. The majority of our MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 8 “Derivatives” in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of total securities as of the periods ended (dollars in thousands):

	June 30, 2026	December 31, 2025
Available for Sale:
U.S. government and agency securities	$101,112	$104,002
Obligations of states and political subdivisions	491,271	487,885
Corporate and other bonds	194,584	217,934
MBS
Commercial	420,406	429,166
Residential	2,667,344	2,953,358
Total MBS	3,087,750	3,382,524
Other securities	2,000	1,956
Total AFS securities, at fair value	3,876,717	4,194,301
Held to Maturity:
Obligations of states and political subdivisions	774,441	793,162
Corporate and other bonds	1,710	2,255
MBS
Commercial	39,238	40,777
Residential	45,517	48,022
Total MBS	84,755	88,799
Total held to maturity securities, at carrying value	860,906	884,216
Restricted Stock:
FRB stock	141,225	141,225
FHLB stock	63,126	48,975
Total restricted stock, at cost	204,351	190,200
Total securities	$4,941,974	$5,268,717

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of June 30, 2026:

	1 Year	After 1 Year	After 5 Years	Over 10
	or Less	through 5 Years	through 10 Years	Years	Total
U.S. government and agency securities	4.39%	3.90%	4.46%	—%	4.33%
Obligations of states and political subdivisions	4.39%	2.96%	2.02%	2.26%	2.26%
Corporate bonds and other securities	3.81%	4.92%	3.70%	4.60%	4.40%
MBS:
Commercial	5.71%	5.73%	3.25%	3.41%	3.91%
Residential	4.56%	5.12%	4.43%	3.75%	3.83%
Total MBS	4.82%	5.47%	4.30%	3.71%	3.84%
Total AFS securities	4.33%	5.09%	3.61%	3.53%	3.66%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of June 30, 2026:

	1 Year	After 1 Year	After 5 Years	Over 10
	or Less	through 5 Years	through 10 Years	Years	Total
Obligations of states and political subdivisions	4.02%	3.98%	3.37%	3.87%	3.71%
Corporate bonds and other securities	—%	—%	—%	4.24%	4.24%
MBS:
Commercial	—%	—%	6.86%	3.02%	3.05%
Residential	—%	—%	—%	3.40%	3.40%
Total MBS	—%	—%	6.86%	3.22%	3.24%
Total HTM securities	4.02%	3.98%	3.38%	3.77%	3.67%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of June 30, 2026, we maintained a diversified municipal bond portfolio with approximately 64% of our holdings in general obligation issues and the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 20% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all of our municipal holdings are considered investment grade. When purchasing municipal securities, we focus on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Our largest source of liquidity on a consolidated basis is our customer deposit base generated by our wholesale and consumer businesses. These deposits provide relatively stable and low-cost funding. Total deposits at June 30, 2026 were $30.5 billion, a decrease of $3.4 million or 0.02% (annualized) from December 31, 2025, primarily due to a decline in brokered and demand deposits, partially offset by an increase in interest-bearing customer deposits. Refer to “Deposits” within this Item 2 for additional information on this topic.

We actively manage the composition and timing of our liquidity resources based on expected cash flows, market conditions, funding costs, and balance-sheet objectives. During the first six months of 2026, we utilized liquidity generated from the securities portfolio and increased short-term borrowings to support near-term funding needs. These actions resulted in a lower securities portfolio balance and higher short-term borrowings at June 30, 2026. Management continues to evaluate the duration and cost of these borrowings, the availability of collateral, and the remaining borrowing capacity.

We also closely monitor changes in the industry and market conditions that may impact our liquidity and will use other borrowing means or other liquidity and funding strategies sources to fund our liquidity needs as needed. We also closely track the potential impacts on our liquidity from declines in the fair value of our securities portfolio due to changing market interest rates and developments in the banking industry that may change the availability of traditional sources of liquidity or market expectations with respect to available sources and amounts of additional liquidity.

We consider our liquid assets to include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. As of June 30, 2026, our liquid assets totaled $13.3 billion or 35.0% of total assets, and liquid earning assets totaled $12.8 billion or 37.6% of total earning assets. We also provide asset liquidity by managing loan and securities maturities and cash flows. As of June 30, 2026, loan payments of approximately $11.6 billion or 40.5% of total LHFI are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $706.1 million or 14.3% of total investments as of June 30, 2026 are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

Additional sources of liquidity available to us include our capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, the Federal Reserve Discount Window, the purchase of brokered certificates of deposit, a corporate line of credit with a large correspondent bank, and debt and capital issuances. We also maintain secured borrowing capacity with the FHLB and FRB since secured borrowing facilities provide the most reliable sources of funding, especially during times of market turbulence and financial distress. Management believes our overall liquidity to be sufficient to satisfy our depositors’ requirements and to meet our customers’ credit needs.

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

The following table presents our contractual obligations related to our major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of June 30, 2026 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Subordinated debt (1)	$608,000	$—	$608,000
Trust preferred capital notes (1)	184,542	—	184,542
Leases (2)	152,220	13,285	138,935
Repurchase agreements	155,659	155,659	—
Total contractual obligations	$1,100,421	$168,944	$931,477

(1) Excludes related unamortized premium/discount and interest payments.

(2) Represents lease payments due on non-cancellable operating leases at June 30, 2026. Excluded from these tables are variable lease payments or renewals.

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

For a summary of our total commitments with off-balance sheet risk see Note 7 “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report.

We are also a lessor in sales-type and direct financing leases for equipment, as noted in Note 5 “Leases” in Part I, Item 1 of this Quarterly Report. Our future commitments related to the aforementioned leases totaled $795.1 million and $712.8 million, respectively, at June 30, 2026 and December 31, 2025.

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

LOAN PORTFOLIO

LHFI totaled $28.7 billion and $27.8 billion as of June 30, 2026 and December 31, 2025, respectively. CRE loans represented our largest loan portfolio segment at both June 30, 2026 and December 31, 2025. We remain committed to originating soundly underwritten loans to qualifying borrowers within our markets.

The following table presents the remaining maturities, based on contractual maturity, by loan type, and by rate type (variable or fixed), net of unearned income, as of June 30, 2026 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$1,859,217	$699,623	$945,289	$821,479	$113,623	$10,187	$214,305	$130,192	$13,188	$70,925
CRE – Owner Occupied	4,308,292	359,688	1,310,055	568,652	728,549	12,854	2,638,549	1,600,484	1,025,124	12,941
CRE – Non-Owner Occupied	7,303,555	1,512,149	3,395,548	2,494,662	883,204	17,682	2,395,858	1,939,479	456,379	—
Multifamily Real Estate	2,429,355	735,433	1,245,503	965,743	278,662	1,098	448,419	328,815	119,604	—
Commercial & Industrial	5,628,880	1,157,924	2,386,212	2,049,438	281,832	54,942	2,084,744	1,417,166	578,647	88,931
Residential 1-4 Family – Commercial	1,008,438	260,165	189,505	124,979	61,841	2,685	558,768	484,487	69,424	4,857
Residential 1-4 Family – Consumer	2,930,665	1,149	1,433,818	1,994	42,471	1,389,353	1,495,698	28,460	188,531	1,278,707
Residential 1-4 Family – Revolving	1,312,531	46,773	1,163,114	57,284	91,410	1,014,420	102,644	4,346	37,194	61,104
Auto	131,477	5,573	—	—	—	—	125,904	125,119	785	—
Consumer	110,909	10,996	42,683	22,251	2,787	17,645	57,230	33,262	19,250	4,718
Other Commercial	1,649,952	90,003	418,906	229,071	151,938	37,897	1,141,043	598,331	402,738	139,974
Total LHFI, net of unearned income	$28,673,271	$4,879,476	$12,530,633	$7,335,553	$2,636,317	$2,558,763	$11,263,162	$6,690,141	$2,910,864	$1,662,157

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

As of June 30, 2026 and December 31, 2025, our construction and land development concentration as a percentage of capital totaled 42.4% and 39.2%, respectively, and our CRE concentration as a percentage of capital totaled 273.9% and 275.3%, respectively. Total CRE exposure increased 92.7% for the 36-month period ended June 30, 2026, primarily due to the Sandy Spring acquisition.

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

The average loan size in our CRE portfolio was $1.3 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively, and the median loan size in our CRE portfolio was $317 thousand and $311 thousand as of June 30, 2026 and December 31, 2025, respectively.

The following table presents the composition of our CRE loan categories, including the industry classification for CRE non-owner occupied loans, and CRE loans as a percentage of total loans for the periods ended (dollars in thousands):

	June 30, 2026		December 31, 2025
	Balance	%	Balance	%
CRE – Non-Owner Occupied
Hotel/Motel B&B	$1,229,568	4.29%	$1,261,397	4.54%
Industrial/Warehouse	1,290,298	4.50%	1,352,848	4.87%
Office	1,478,240	5.16%	1,482,419	5.33%
Retail	1,843,726	6.43%	1,683,838	6.05%
Self Storage	714,873	2.49%	676,920	2.44%
Senior Living	120,282	0.42%	120,933	0.44%
Other	626,568	2.19%	600,160	2.16%
Total CRE – Non-Owner Occupied	7,303,555	25.48%	7,178,515	25.83%
CRE – Owner Occupied	4,308,292	15.03%	4,305,796	15.49%
Construction and Land Development	1,859,217	6.48%	1,666,381	6.00%
Multifamily Real Estate	2,429,355	8.47%	2,418,250	8.70%
Residential 1-4 Family – Commercial	1,008,438	3.52%	1,100,157	3.96%
Other Commercial (Farmland)	42,439	0.15%	42,632	0.15%
Total CRE LHFI	16,951,296	59.13%	16,711,731	60.13%
All other loan types	11,721,975	40.87%	11,084,436	39.87%
Total LHFI, net of unearned income	$28,673,271	100.00%	$27,796,167	100.00%

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

The following table presents the distribution of our CRE non-owner occupied, multifamily real estate, and office portfolio loans by market location based on the underlying loan collateral for the periods ended (dollars in thousands):

	June 30, 2026			December 31, 2025
	CRE Non-Owner Occupied	Office Portfolio (1)	Multifamily Real Estate	CRE Non-Owner Occupied	Office Portfolio (1)	Multifamily Real Estate
Carolinas	$1,562,782	$325,963	$767,519	$1,562,931	$297,195	$742,070
DC Metro	1,370,590	436,053	367,704	1,314,704	431,197	430,826
Western VA	983,158	154,069	255,252	998,717	157,491	272,839
Fredericksburg Area	713,087	162,828	86,904	727,918	164,866	82,413
Baltimore	735,265	126,612	132,995	670,663	131,921	161,607
Central VA	570,844	99,555	290,664	585,415	101,446	302,045
Coastal VA/NC	480,513	60,735	219,703	521,236	64,110	210,832
Other Maryland	334,381	49,893	10,993	303,323	53,787	9,742
Other	356,837	36,258	258,871	311,824	45,622	128,444
Eastern VA	196,098	26,274	38,750	181,784	34,784	77,432
Total	$7,303,555	$1,478,240	$2,429,355	$7,178,515	$1,482,419	$2,418,250

(1) The office portfolio is a subset of our CRE non-owner occupied loans included in the column to the left.

We continue to monitor our exposure to office space, within our non-owner occupied CRE portfolio. We do not currently finance large, high-rise, or major metropolitan central business district office buildings, and the office portfolio is generally in suburban markets with stronger occupancy levels than downtown office markets. The average loan size in our office portfolio was $2.2 million and $2.1 million as of June 30, 2026 and December 31, 2025, respectively, and the median loan size in our office portfolio was $744 thousand and $720 thousand as of June 30, 2026 and December 31, 2025, respectively. The average loan size in our multifamily real estate portfolio was $3.7 million and $3.6 million as of June 30, 2026 and December 31, 2025, respectively, and the median loan size in our multifamily real estate portfolio was $888 thousand and $843 thousand as of June 30, 2026 and December 31, 2025, respectively.

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

The following table presents the composition of our NDFI loan exposures for the period ended (dollars in thousands):

	June 30, 2026	December 31, 2025
Loans to mortgage credit intermediaries	$20,675	$25,382
Loans to business credit intermediaries	154,249	167,565
Other loans to non-depository financial institutions	78,317	75,007
Loans to consumer credit intermediaries	—	1,576
Total NDFI LHFI	$253,241	$269,530

NDFI loans loss reserve to total NDFI LHFI	0.86%	0.46%
NDFI loans to total LHFI	0.88%	0.97%
Average NDFI loan size	$2,183	$2,265

ASSET QUALITY

Overview

At June 30, 2026, NPAs as a percentage of LHFI totaled 0.39%, a decrease of 3 basis points from December 31, 2025. Accruing past due loans as a percentage of total LHFI totaled 0.28% at June 30, 2026, a decrease of 13 basis points from December 31, 2025. Net charge-offs were $3.6 million for the six months ended June 30, 2026, compared to net charge-offs of $2.9 million for the same period in the prior year.

Our ACL at June 30, 2026 increased $9.7 million to $331.0 million from December 31, 2025, comprised of an ALLL of $298.8 million and RUC of $32.2 million.

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

Nonperforming Assets

At June 30, 2026 and December 31, 2025, NPAs totaled $112.7 million and $116.9 million, respectively, representing a decrease of $4.2 million. Our NPAs as a percentage of total LHFI at June 30, 2026 and December 31, 2025 were 0.39% and 0.42%, respectively. The decrease in NPAs was primarily due to the resolutions of certain Sandy Spring acquired PCD loans, which resulted in measurement period adjustments being recorded during the first quarter of 2026 associated with the Sandy Spring acquisition, based on additional information and evidence obtained by the Company relating to events or circumstances existing at the acquisition date. This decrease in NPAs was partially offset by certain previously delinquent loans within the commercial and industrial loan portfolio that were placed on nonaccrual status during the six months ended June 30, 2026.

The following table shows a summary of asset quality balances and related ratios as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2026	2025
Nonaccrual LHFI	$110,926	$115,051
Foreclosed properties	1,756	1,826
Total NPAs	112,682	116,877
LHFI past due 90 days and accruing interest	33,725	35,551
Total NPAs and LHFI past due 90 days and accruing interest	$146,407	$152,428

Balances
ALLL	$298,756	$295,108
ACL	330,983	321,269
Average LHFI, net of unearned income	28,037,967	25,116,692
LHFI, net of unearned income	28,673,271	27,796,167

Ratios
Nonaccrual LHFI to total LHFI	0.39%	0.41%
NPAs to total LHFI	0.39%	0.42%
NPAs & LHFI 90 days past due and accruing interest to total LHFI	0.51%	0.55%
NPAs to total LHFI & foreclosed property	0.39%	0.42%
NPAs & LHFI 90 days past due and accruing interest to total LHFI & foreclosed property	0.51%	0.55%
ALLL to nonaccrual LHFI	269.33%	256.50%
ALLL to nonaccrual LHFI & LHFI 90 days past due and accruing interest	206.54%	195.95%
ACL to nonaccrual LHFI	298.38%	279.24%

NPAs include nonaccrual LHFI, which totaled $110.9 million and $115.1 million at June 30, 2026 and December 31, 2025, respectively. The following table shows the year-to-date activity in nonaccrual LHFI for the six months ended June 30, (dollars in thousands):

2026
Beginning Balance	$115,051
Net customer payments and other activity (1)	(43,264)
Additions	41,962
Charge-offs	(2,764)
Transfers to foreclosed property	(59)
Ending Balance	$110,926

(1) Other activity represents measurement period adjustments related to the fair values of certain Sandy Spring acquired loans, which impacted the nonaccrual activity for the three months ended March 31, 2026, and were finalized upon conclusion of the measurement period on March 31, 2026.

The following table presents the composition of nonaccrual LHFI and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual LHFI, as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2026	2025
Construction and Land Development	$4,441	$4,303
CRE - Owner Occupied	7,130	6,034
CRE - Non-owner Occupied	12,478	11,301
Multifamily Real Estate	23,399	45,369
Commercial & Industrial	31,423	10,288
Residential 1-4 Family - Commercial	2,115	6,657
Residential 1-4 Family - Consumer	24,117	23,297
Residential 1-4 Family - Revolving	4,983	5,643
Auto	374	572
Consumer	16	12
Other Commercial	450	1,575
Total	$110,926	$115,051
Coverage Ratio (ALLL to nonaccrual LHFI)	269.33%	256.50%

Past Due Loans

At June 30, 2026, past due LHFI still accruing interest totaled $80.4 million or 0.28% of total LHFI, compared to $113.0 million or 0.41% of total LHFI at December 31, 2025. The decrease in past due LHFI of $32.6 million was primarily within the commercial and industrial and residential 1-4 family - consumer loan portfolios. Of the total past due LHFI still accruing interest, $33.7 million or 0.12% of total LHFI were loans past due 90 days or more at June 30, 2026, compared to $35.6 million or 0.13% of total LHFI at December 31, 2025.

Troubled Loan Modifications

We had TLMs with an amortized cost basis of $8.9 million and $18.1 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $25.6 million and $20.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, there were no material unfunded commitments on loans modified and designated as TLMs.

Net Charge-offs

For the three months ended June 30, 2026, net charge-offs were $2.0 million or 0.03% (annualized) of total average LHFI, compared to net charge-offs of $666 thousand or 0.01% (annualized) for the three months ended June 30, 2025. For the six months ended June 30, 2026, net charge-offs were $3.6 million or 0.03% (annualized) of total average LHFI, compared to net charge-offs of $2.9 million or 0.03% (annualized) for the six months ended June 30, 2025.

Provision for Credit Losses

We recorded a provision for credit losses of $11.7 million for the three months ended June 30, 2026, a decrease of $94.0 million compared to $105.7 million recorded during the three months ended June 30, 2025. For the six months ended June 30, 2026, we recorded a provision for credit losses of $14.5 million, a decrease of $108.8 million compared to $123.3 million recorded during the six months ended June 30, 2025. Included in the provision for credit losses for the three and six months ended June 30, 2025 was $89.5 million of Day 1 initial provision expense on non-PCD loans and $11.4 million on unfunded commitments, each acquired from Sandy Spring.

Allowance for Credit Losses

Effective January 1, 2026, we made certain changes to our allowance methodology as part of the continued enhancement of our credit modeling practices, resulting in more dynamic and precise modeling that allows for more granularity in the monitoring of our expected credit losses. As a result of this change, we moved from two loan portfolio segments (Commercial and Consumer) to three portfolio segments (CRE, Commercial and Industrial, and Consumer), by reorganizing the former Commercial segment into the CRE and Commercial and Industrial segments, with no changes made to the Consumer segment. The allowance methodology changes were accounted for prospectively as a change in accounting estimate in the first quarter of 2026, did not have a material impact on our consolidated financial statements, and resulted in no changes to previously reported values. Prior year tables do not reflect the change in methodology effective January 1, 2026. See Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report for additional information on the change in methodology.

At June 30, 2026, the ACL was $331.0 million and included an ALLL of $298.8 million and a RUC of $32.2 million. The ACL at June 30, 2026 increased $9.7 million from December 31, 2025, primarily reflecting the reserve build associated with the loan portfolio growth during the second quarter of 2026.

At June 30, 2026, the ACL as a percentage of total LHFI remained relatively consistent at 1.15%, compared to 1.16% at December 31, 2025. The ALLL as a percentage of total LHFI decreased by 2 basis points, from 1.06% at December 31, 2025 to 1.04% at June 30, 2026. The RUC coverage ratio increased 1 basis point from December 31, 2025 to 0.11% at June 30, 2026.

The following table summarizes the ACL as of the periods ended (dollars in thousands):

	June 30,	December 31,
	2026	2025
Total ALLL	$298,756	$295,108
Total RUC	32,227	26,161
Total ACL	$330,983	$321,269

ALLL to total LHFI	1.04%	1.06%
ACL to total LHFI	1.15%	1.16%

The following table summarizes net charge-off activity by loan segment for the three and six months ended June 30, reflecting the changes made to the Company’s allowance methodology effective January 1, 2026 (dollars in thousands):

	Three Months Ended				Six Months Ended
	2026				2026
	CRE	Commercial and Industrial	Consumer	Total	CRE	Commercial and Industrial	Consumer	Total
Loans charged-off	$(908)	$(1,650)	$(755)	$(3,313)	$(908)	$(3,848)	$(1,458)	$(6,214)
Recoveries	344	534	449	1,327	711	1,075	848	2,634
Net charge-offs	$(564)	$(1,116)	$(306)	$(1,986)	$(197)	$(2,773)	$(610)	$(3,580)
Net charge-offs to average loans (1)	0.01%	0.06%	0.03%	0.03%	0.00%	0.08%	0.03%	0.03%

(1) Net charge-off rates are annualized and calculated by dividing net charge-offs by average LHFI for the period for each loan category.

The following table summarizes net charge-off activity by loan segment for the three and six months ended June 30, reflecting the Company’s previous allowance methodology (dollars in thousands):

	Three Months Ended			Six Months Ended
	2025			2025
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(1,534)	$(1,045)	$(2,579)	$(3,382)	$(2,082)	$(5,464)
Recoveries	1,545	368	1,913	1,775	745	2,520
Net charge-offs	$11	$(677)	$(666)	$(1,607)	$(1,337)	$(2,944)
Net charge-offs to average loans (1)	0.00%	0.06%	0.01%	0.02%	0.08%	0.03%

(1) Net charge-off rates are annualized and calculated by dividing net charge-offs by average LHFI for the period for each loan category.

The following table summarizes the ALLL activity by loan segment and the percentage of the loan portfolio that the related ALLL covers as of the period ended June 30, reflecting the changes made to the Company’s allowance methodology effective January 1, 2026 (dollars in thousands):

	2026
	CRE	Commercial and Industrial	Consumer	Total
ALLL	$173,761	$60,492	$64,503	$298,756
Loan % (1)	59.2%	25.2%	15.6%	100.0%
ALLL to total LHFI (2)	1.03%	0.84%	1.44%	1.04%

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

The ALLL for the combined CRE and Commercial and Industrial segments as of June 30, 2026 increased by $1.4 million as compared to Commercial segment from December 31, 2025. The ALLL for the Consumer segment as of June 30, 2026 increased by $2.2 million as compared to the ALLL from December 31, 2025. The increases were primarily due to the reserve build associated with the loan portfolio growth during the second quarter of 2026.

DEPOSITS

As of June 30, 2026, our total deposits were $30.5 billion, a decrease of $3.4 million or 0.02% (annualized) from December 31, 2025, primarily due to lower brokered and demand deposits, partially offset by an increase in interest-bearing customer deposits. Total interest-bearing deposits consisted of interest checking accounts, money market accounts, savings accounts, time deposits, and brokered deposits. Our total time deposit balances with customers totaled $6.0 billion and accounted for 25.8% of total interest-bearing customer deposits at June 30, 2026, compared to $5.7 billion and 25.3%, respectively, at December 31, 2025. We seek to fund increased loan volumes by growing core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, we may use wholesale funding sources to fund shortfalls, if any, or provide additional liquidity. We use brokered deposits purchased through nationally recognized networks as part of our overall liquidity management strategy on an as needed basis. As of June 30, 2026, brokered deposits totaled $557.8 million, down from $1.1 billion at December 31, 2025.

The following table presents the deposit balances, including brokered deposits, by major category as of the periods ended (dollars in thousands):

	June 30, 2026		December 31, 2025
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Interest checking accounts	$7,812,504	25.6%	$7,193,204	23.6%
Money market accounts	6,821,997	22.4%	6,863,981	22.5%
Savings accounts	2,567,073	8.4%	2,747,622	9.0%
Customer time deposits of more than $250,000	1,876,425	6.2%	1,737,345	5.7%
Customer time deposits of $250,000 or less	4,104,769	13.5%	3,956,571	13.0%
Time deposits	5,981,194	19.7%	5,693,916	18.7%
Total interest-bearing customer deposits	23,182,768	76.1%	22,498,723	73.8%
Brokered deposits	557,751	1.8%	1,128,284	3.7%
Total interest-bearing deposits	$23,740,519	77.9%	$23,627,007	77.5%
Demand deposits	6,727,738	22.1%	6,844,629	22.5%
Total deposits (1)	$30,468,257	100.0%	$30,471,636	100.0%

(1) Includes uninsured deposits of $11.1 billion and $10.8 billion as of June 30, 2026 and December 31, 2025, respectively, and collateralized deposits of $1.2 billion as of June 30, 2026 and December 31, 2025. Amounts are based on estimated amounts of uninsured deposits as of the reported period.

Maturities of time deposits in excess of FDIC insurance limits were as follows as of the periods ended (dollars in thousands):

	June 30, 2026	December 31, 2025
3 Months or Less	$376,152	$409,080
Over 3 Months through 6 Months	271,737	192,388
Over 6 Months through 12 Months	212,170	142,197
Over 12 Months	63,366	101,930
Total	$923,425	$845,595

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

On May 5, 2026, we announced that our Board of Directors authorized the Repurchase Program to purchase up to $250.0 million of the Company’s common stock through May 5, 2027 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. For information about the Company’s stock repurchase activity and the Repurchase Program, please refer to Note 9 “Stockholders’ Equity” in Part I, Item 1 and Part II, Item 2 of this Quarterly Report.

On July 23, 2026, we announced that our Board of Directors declared a quarterly dividend on our outstanding shares of our Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on September 1, 2026 to preferred shareholders of record as of August 17, 2026. Our Board of Directors also declared a quarterly dividend of $0.37 per share of common stock, which is payable on August 21, 2026 to common shareholders of record as of August 7, 2026.

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

The following table summarizes our regulatory capital and related ratios as of the periods ended (2) (dollars in thousands):

	June 30,	December 31,	June 30,
	2026	2025	2025
Common equity Tier 1 capital	$ 3,271,375	$ 3,074,066	$ 2,966,425
Tier 1 capital	3,437,731	3,240,422	3,132,781
Tier 2 capital	1,008,037	992,099	1,036,445
Total risk-based capital	4,445,769	4,232,521	4,169,226
Risk-weighted assets	31,420,871	30,449,199	30,349,828
Capital ratios:
Common equity Tier 1 capital ratio	10.41%	10.10%	9.77%
Tier 1 capital ratio	10.94%	10.64%	10.32%
Total capital ratio	14.15%	13.90%	13.74%
Leverage ratio (Tier 1 capital to average assets)	9.62%	9.10%	8.65%
Capital conservation buffer ratio (1)	4.94%	4.64%	4.32%
Common equity to total assets	13.09%	12.88%	12.51%
Tangible common equity to tangible assets (+)	8.17%	7.85%	7.39%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(2) All ratios and amounts at June 30, 2026 are estimates and subject to change pending the filing of our FR Y-9C. All other periods are presented as filed.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
Interest Income (FTE)
Interest and dividend income (GAAP)	$486,828	$510,372	$958,563	$816,208
FTE adjustment	4,561	4,362	9,110	8,120
Interest and dividend income (FTE) (non-GAAP)	$491,389	$514,734	$967,673	$824,328
Average earning assets	$33,544,840	$34,121,715	$33,461,778	$28,148,353
Yield on interest-earning assets (GAAP)	5.82%	6.00%	5.78%	5.85%
Yield on interest-earning assets (FTE) (non-GAAP)	5.88%	6.05%	5.83%	5.91%
Net Interest Income (FTE)
Net interest income (GAAP)	$325,118	$321,371	$637,491	$505,536
FTE adjustment	4,561	4,362	9,110	8,120
Net interest income (FTE) (non-GAAP)	$329,679	$325,733	$646,601	$513,656
Noninterest income (GAAP)	90,248	81,522	145,031	110,685
Total revenue (FTE) (non-GAAP)	$419,927	$407,255	$791,632	$624,341
Average earning assets	$33,544,840	$34,121,715	$33,461,778	$28,148,353
Net interest margin (GAAP)	3.89%	3.78%	3.84%	3.62%
Net interest margin (FTE) (non-GAAP)	3.94%	3.83%	3.90%	3.68%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	June 30,	December 31,	June 30,
	2026	2025	2025
Tangible Assets
Ending Assets (GAAP)	$38,099,868	$37,585,754	$37,289,371
Less: Ending goodwill	1,754,875	1,733,287	1,710,912
Less: Ending amortizable intangibles	284,962	315,544	351,381
Ending tangible assets (non-GAAP)	$36,060,031	$35,536,923	$35,227,078
Tangible Common Equity
Ending Equity (GAAP)	$5,153,414	$5,006,398	$4,832,639
Less: Ending goodwill	1,754,875	1,733,287	1,710,912
Less: Ending amortizable intangibles	284,962	315,544	351,381
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$2,947,220	$2,791,210	$2,603,989
Common equity to total assets (GAAP)	13.09%	12.88%	12.51%
Tangible common equity to tangible assets (non-GAAP)	8.17%	7.85%	7.39%

Adjusted operating measures exclude, as applicable, merger-related costs, CECL Day 1 non-PCD loans and RUC provision expense, gain on sale of equity interest in CSP, gain on CRE loan sale, gain on sale of equity interest in Bearing Insurance, and gain (loss) on sale of securities. We believe these non-GAAP adjusted measures provide investors with important information about the continuing economic results of our operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three and six months ended June 30, (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
Adjusted Operating Earnings & EPS
Net income (GAAP)	$161,013	$19,791	$283,179	$69,610
Plus: Merger-related costs, net of tax	—	63,349	6,956	67,992
Plus: CECL Day 1 non-PCD loans and RUC provision expense, net of tax	—	77,742	—	77,742
Less: Gain on sale of equity interest in CSP, net of tax	—	10,654	—	10,654
Less: Gain on CRE loan sale, net of tax	—	12,104	—	12,104
Less: Gain on sale of equity interest in Bearing Insurance, net of tax	24,023	—	24,023	—
Less: Gain (loss) on sale of securities, net of tax	3	12	5	(67)
Adjusted operating earnings (non-GAAP)	$136,987	$138,112	$266,107	$192,653
Less: Dividends on preferred stock	2,967	2,967	5,934	5,934
Adjusted operating earnings available to common shareholders (non-GAAP)	$134,020	$135,145	$260,173	$186,719

Weighted average common shares outstanding, diluted	142,320,806	141,738,325	142,301,002	116,056,670
Earnings per common share, diluted (GAAP)	$1.11	$0.12	$1.95	$0.55
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.94	$0.95	$1.83	$1.61

Adjusted operating noninterest expense excludes, as applicable, the amortization of intangible assets and merger-related costs. Adjusted operating noninterest income excludes, as applicable, gain on sale of equity interest in CSP, gain on CRE loan sale, gain on sale of equity interest in Bearing Insurance, and gain (loss) on sale of securities. These measures are similar to the measures we use when analyzing corporate performance and are also similar to the measures used for incentive compensation. We believe the adjusted measures provides investors with important information about the continuing economic results of our operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$199,136	$279,698	$408,946	$413,882
Less: Amortization of intangible assets	15,136	18,433	30,582	23,832
Less: Merger-related costs	—	78,900	9,034	83,840
Adjusted operating noninterest expense (non-GAAP)	$184,000	$182,365	$369,330	$306,210
Noninterest income (GAAP)	$90,248	$81,522	$145,031	$110,685
Less: Gain on sale of equity interest in CSP	—	14,300	—	14,300
Less: Gain on CRE loan sale	—	15,720	—	15,720
Less: Gain on sale of equity interest in Bearing Insurance	32,350	—	32,350	—
Less: Gain (loss) on sale of securities	4	16	6	(87)
Adjusted operating noninterest income (non-GAAP)	$57,894	$51,486	$112,675	$80,752

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

The following table represents the interest rate sensitivity on our net interest income across the rate paths modeled for the balances as of the periods ended:

	Change In Net Interest Income
	June 30,	December 31,	June 30,
	2026	2025	2025
	%	%	%
Change in Yield Curve:
+300 bps	4.96	7.44	5.49
+200 bps	3.59	5.28	4.03
+100 bps	1.94	2.79	2.21
Most likely rate scenario	—	—	—
-100 bps	(1.90)	(2.53)	(1.53)
-200 bps	(4.30)	(4.97)	(2.82)
-300 bps	(6.15)	(5.77)	(3.07)

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

From a net interest income perspective, we were generally less asset sensitive as of June 30, 2026, compared to our positions as of December 31, 2025 and June 30, 2025. This shift is due, in part, to the changing market characteristics of certain loan and deposit products. We expect net interest income to increase with an immediate increase or shock in market rates. In a decreasing interest rate environment, we expect a decline in net interest income as interest-earning assets re-price more quickly than interest-bearing deposits.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances as of the periods ended:

	Change In Economic Value of Equity
	June 30,	December 31,	June 30,
	2026	2025	2025
	%	%	%
Change in Yield Curve:
+300 bps	(6.45)	(4.70)	(9.75)
+200 bps	(4.01)	(2.78)	(6.40)
+100 bps	(1.79)	(1.19)	(3.18)
Most likely rate scenario	—	—	—
-100 bps	0.66	(0.03)	2.40
-200 bps	(0.92)	(2.19)	3.52
-300 bps	(3.37)	(5.34)	2.13

As of June 30, 2026, our economic value of equity was more liability sensitive in a rising interest rate environment compared to our position as of December 31, 2025. This shift is primarily due to the composition of our Consolidated Balance Sheets and also due to the pricing characteristics and assumptions of certain deposits and loans. We were less liability sensitive in a rising rate environment compared to our position as of June 30, 2025, primarily due to the composition of our Consolidated Balance Sheets and also due to the pricing characteristics and assumptions of certain deposits and loans.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

During the quarter ended June 30, 2026, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K.

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

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

On May 5, 2026, the Company’s Board of Directors authorized a share repurchase program to purchase up to $250 million of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the Repurchase Program will depend on a variety of factors, including the market price of the Company’s common stock, share issuances under Company equity plans, general market and economic conditions, applicable legal and regulatory requirements, and other factors. The Repurchase Program is authorized through May 5, 2027, although it may be modified or terminated by the Board at any time, and does not obligate the Company to purchase any particular number of shares.

The following information describes our common stock repurchases for the three months ended June 30, 2026 (dollars in thousands, except share and per share data):

Period	Total number of shares purchased (1)	Average price paid per share ($) (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($) (2)
April 1 - April 30, 2026	10,197	36.01	—	—
May 1 - May 31, 2026	1,883	37.14	—	250,000
June 1 - June 30, 2026 (3)	274,467	37.76	264,961	239,995
Total	286,547	37.69	264,961

_________________________________________

(1) For the three months ended June 30, 2026, 21,586 shares were withheld upon vesting of restricted shares granted to our employees in order to satisfy tax withholding obligations.

(2) These amounts include fees and commissions associated with the shares repurchased.

(3) The Company began repurchasing shares under the Repurchase Program in June 2026.

ITEM 5 – OTHER INFORMATION

Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report and this list includes the Exhibit Index:

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of October 21, 2024, between Atlantic Union Bankshares Corporation and Sandy Spring Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 21, 2024).*

3.1

Amended and Restated Articles of Incorporation of Atlantic Union Bankshares Corporation, effective May 6, 2026 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 6, 2026).

3.2

Amended and Restated Bylaws of Atlantic Union Bankshares Corporation, effective as of October 30, 2025 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed on November 4, 2025).

4.1

Third Supplemental Indenture, dated as of July 30, 2026, between Atlantic Union Bankshares Corporation and U.S. Bank Trust Company, National Association, as Trustee (including the form of Note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on July 30, 2026).

4.2	Form of 6.25% Fixed-to-Floating Subordinated Note due 2036 (incorporated by reference to Exhibit A in Exhibit 4.2 to Current Report on Form 8-K filed on July 30, 2026).
15.1	Letter regarding unaudited interim financial information.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended June 30, 2026 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

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

Atlantic Union Bankshares Corporation

(Registrant)

Date: August 6, 2026	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2026	By:	/s/ Alexander D. Dodd
Alexander D. Dodd,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)