Form 10-Q
period 2026-09-30
Atlantic Union Bankshares Corp
filed 2026-11-03
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of October 27, 2026 was 139,957,133.

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

2025 Form 10-K	–	Annual Report on Form 10-K for the year ended December 31, 2025
2029 Subordinated Notes	–	Subordinated debt of $168.0 million acquired in the Sandy Spring acquisition on April 1, 2025, and redeemed on August 15, 2026, using net proceeds from 2036 Subordinated Notes issuance
2036 Subordinated Notes	–	Subordinated debt of $250.0 million issued by the Company on July 30, 2026, due August 1, 2036
ACL	–	Allowance for credit losses
AFS	–	Available for sale
ALLL	–	Allowance for loan and lease losses, a component of the ACL
AOCI	–	Accumulated other comprehensive income (loss)
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bearing Insurance	–	Bearing Insurance Group, LLC
BOLI	–	Bank owned life insurance
bps	–	Basis points
CDI	–	Core deposit intangible
CECL	–	Current expected credit losses
CRE	–	Commercial real estate
CSP	–	Cary Street Partners LLC
EPS	–	Earnings per common share
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FRB	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FOMC	–	Federal Open Market Committee
FTE	–	Fully taxable-equivalent
GAAP	–	Accounting principles generally accepted in the United States
HTM	–	Held to maturity
LHFI	–	Loans and finance leases held for investment, net of unearned income
LHFS	–	Loans held for sale

MBS	–	Mortgage-Backed Securities
NDFI	–	Non-depository financial institutions
NPA	–	Nonperforming assets
NYSE	–	New York Stock Exchange
PCD	–	Purchased credit deteriorated
Repurchase Program	–	The share repurchase program, approved on May 5, 2026 by the Company’s Board of Directors, which authorized the repurchase of up to $250 million of the Company’s common stock
ROU	–	Right-of-Use
RUC	–	Reserve for unfunded commitments
SEC	–	U.S. Securities and Exchange Commission
SOFR	–	Secured Overnight Financing Rate
TLM	–	Troubled loan modification

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

(Dollars in thousands, except share data)

	September 30,	December 31,
	2026	2025
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$451,303	$234,257
Interest-bearing deposits in other banks	237,178	706,014
Federal funds sold	12,280	26,191
Total cash and cash equivalents	700,761	966,462
Securities available for sale, at fair value	3,748,965	4,194,301
Securities held to maturity, at carrying value	845,326	884,216
Restricted stock, at cost	190,101	190,200
Loans held for sale	16,825	18,486
Loans held for investment, net of unearned income	29,296,616	27,796,167
Less: allowance for loan and lease losses	301,432	295,108
Total loans held for investment, net	28,995,184	27,501,059
Premises and equipment, net	166,524	166,752
Goodwill	1,754,875	1,733,287
Amortizable intangibles, net	270,016	315,544
Bank owned life insurance	683,224	672,890
Other assets	979,864	942,557
Total assets	$38,351,665	$37,585,754
LIABILITIES
Noninterest-bearing demand deposits	$6,761,674	$6,844,629
Interest-bearing deposits	24,203,855	23,627,007
Total deposits	30,965,529	30,471,636
Securities sold under agreements to repurchase	114,650	75,432
Other short-term borrowings	650,000	650,000
Long-term borrowings	857,753	771,860
Other liabilities	713,129	610,428
Total liabilities	33,301,061	32,579,356
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value	173	173
Common stock, $1.33 par value	186,792	188,563
Additional paid-in capital	3,828,984	3,888,841
Retained earnings	1,437,072	1,184,908
Accumulated other comprehensive loss	(402,417)	(256,087)
Total stockholders' equity	5,050,604	5,006,398
Total liabilities and stockholders' equity	$38,351,665	$37,585,754

Common shares issued and outstanding	140,445,286	141,776,886
Common shares authorized	200,000,000	200,000,000
Preferred shares issued and outstanding	17,250	17,250
Preferred shares authorized	500,000	500,000

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Interest and dividend income:
Interest and fees on loans	$451,734	$441,944	$1,308,169	$1,172,224
Interest on deposits in other banks	1,741	12,478	6,051	19,982
Interest and dividends on securities:
Taxable	38,793	40,601	118,773	102,509
Nontaxable	8,865	8,414	26,702	24,930
Total interest and dividend income	501,133	503,437	1,459,695	1,319,645
Interest expense:
Interest on deposits	153,553	170,721	441,769	457,650
Interest on short-term borrowings	8,031	626	18,585	5,682
Interest on long-term borrowings	11,127	12,880	33,428	31,568
Total interest expense	172,711	184,227	493,782	494,900
Net interest income	328,422	319,210	965,913	824,745
Provision for credit losses	5,731	16,233	20,205	139,578
Net interest income after provision for credit losses	322,691	302,977	945,708	685,167
Noninterest income:
Service charges on deposit accounts	12,886	12,838	37,261	34,743
Other service charges, commissions and fees	2,266	2,325	6,490	6,332
Interchange fees	3,697	4,089	10,773	10,816
Fiduciary and asset management fees	20,452	18,595	62,090	43,014
Mortgage banking income	1,528	2,811	6,211	6,605
Bank owned life insurance income	5,954	5,116	16,888	15,979
Loan-related interest rate swap fees	4,530	5,911	14,988	10,043
Other operating income	3,479	66	45,122	34,904
Total noninterest income	54,792	51,751	199,823	162,436
Noninterest expense:
Salaries and benefits	113,978	108,319	339,700	293,676
Occupancy expenses	13,089	13,582	39,153	34,944
Furniture and equipment expenses	5,604	6,536	16,691	16,794
Technology and data processing	17,492	17,009	49,110	44,444
Professional services	6,193	8,774	18,115	21,268
Marketing and advertising expense	8,040	5,100	20,847	12,041
FDIC assessment premiums and other insurance	6,759	8,817	20,239	22,660
Franchise and other taxes	4,767	4,669	14,148	14,000
Loan-related expenses	2,544	1,933	8,118	4,461
Amortization of intangible assets	14,946	18,145	45,528	41,976
Merger-related costs	—	34,812	9,034	118,652
Other expenses	10,921	10,750	32,596	27,411
Total noninterest expense	204,333	238,446	613,279	652,327
Income before income taxes	173,150	116,282	532,252	195,276
Income tax expense	36,518	24,142	112,441	33,527
Net Income	$136,632	$92,140	$419,811	$161,749
Dividends on preferred stock	2,967	2,967	8,901	8,901
Net income available to common shareholders	$133,665	$89,173	$410,910	$152,848

Basic earnings per common share	$0.95	$0.63	$2.90	$1.23
Diluted earnings per common share	$0.94	$0.63	$2.89	$1.22
Dividends declared per common share	$0.37	$0.34	$1.11	$1.02
Basic weighted average number of common shares outstanding	141,293,231	141,728,909	141,762,468	124,402,891
Diluted weighted average number of common shares outstanding	141,641,618	141,986,217	142,078,792	124,794,832

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$136,632	$92,140	$419,811	$161,749
Other comprehensive income:
Cash flow hedges:
Unrealized (losses) gains arising during the period (net of tax, $1,765 and $307 for the three months and $4,578 and $2,359 for the nine months ended September 30, 2026 and September 30, 2025, respectively)	(5,854)	(1,026)	(15,218)	7,899
Reclassification adjustment for losses (gains) included in net income (net of tax, $814 and $1,162 for the three months and $2,393 and $3,436 for the nine months ended September 30, 2026 and September 30, 2025, respectively)	2,701	3,889	7,955	11,502
AFS securities:
Unrealized holding (losses) gains arising during the period (net of tax, $35,615 and $10,461 for the three months and $40,574 and $17,241 for the nine months ended September 30, 2026 and September 30, 2025, respectively)	(122,395)	35,020	(138,923)	57,721
Reclassification adjustment for (gains) losses included in net income (net of tax, $2 and $1 for the three months and $4 and $18 for the nine months ended September 30, 2026 and September 30, 2025, respectively) (1)	(8)	(3)	(12)	65
Bank owned life insurance:
Unrealized holding gains (losses) arising during the period	—	—	356	(10)
Reclassification adjustment for gains included in net income (2)	(68)	(202)	(488)	(599)
Other comprehensive (loss) income:	(125,624)	37,678	(146,330)	76,578
Comprehensive income	$11,008	$129,818	$273,481	$238,327

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2025	$188,563	$173	$3,888,841	$1,184,908	$(256,087)	$5,006,398
Net Income				122,165		122,165
Other comprehensive loss (net of taxes of $6,428)					(22,401)	(22,401)
Dividends on common stock ($0.37 per share)				(52,750)		(52,750)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (283,610 shares)	377		(5,302)			(4,925)
Stock-based compensation expense			6,796			6,796
Balance - March 31, 2026	$188,940	$173	$3,890,335	$1,251,356	$(278,488)	$5,052,316
Net Income				161,013		161,013
Other comprehensive income (net of taxes of $233)					1,695	1,695
Dividends on common stock ($0.37 per share)				(53,212)		(53,212)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Common stock purchased under share repurchase program (264,961 shares)	(352)		(9,653)			(10,005)
Excise tax on common stock repurchased (1)			(100)			(100)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (128,630 shares)	171		(1,682)			(1,511)
Stock-based compensation expense			6,185			6,185
Balance - June 30, 2026	$188,759	$173	$3,885,085	$1,356,190	$(276,793)	$5,153,414
Net Income				136,632		136,632
Other comprehensive loss (net of taxes of $36,568)					(125,624)	(125,624)
Dividends on common stock ($0.37 per share)				(52,783)		(52,783)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Common stock purchased under share repurchase program (1,511,255 shares)	(2,010)		(60,520)			(62,530)
Excise tax on common stock repurchased (1)			(625)			(625)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (32,376 shares)	43		(238)			(195)
Stock-based compensation expense			5,282			5,282
Balance - September 30, 2026	$186,792	$173	$3,828,984	$1,437,072	$(402,417)	$5,050,604

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

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2024	$118,519	$173	$2,280,547	$1,103,326	$(359,686)	$3,142,879
Net Income				49,818		49,818
Other comprehensive income (net of taxes of $6,957)					25,971	25,971
Dividends on common stock ($0.34 per share)				(30,542)		(30,542)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (228,311 shares)	304		(3,698)			(3,394)
Stock-based compensation expense			3,451			3,451
Balance - March 31, 2025	$118,823	$173	$2,280,300	$1,119,635	$(333,715)	$3,185,216
Net Income				19,791		19,791
Other comprehensive income (net of taxes of $3,924)					12,929	12,929
Issuance of common stock in regard to acquisition (41,000,004 shares)	54,530		1,220,717			1,275,247
Dividends on common stock ($0.34 per share)			75	(48,492)		(48,417)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock in regard to forward sale settlement (11,338,028 shares)	15,080		369,883			384,963
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (16,146 shares)	21		(2,252)			(2,231)
Stock-based compensation expense			8,108			8,108
Balance - June 30, 2025	$188,454	$173	$3,876,831	$1,087,967	$(320,786)	$4,832,639
Net Income				92,140		92,140
Other comprehensive income (net of taxes of $11,315)					37,678	37,678
Dividends on common stock ($0.34 per share)				(48,481)		(48,481)
Dividends on preferred stock ($171.88 per share)				(2,967)		(2,967)
Issuance of common stock under Equity Compensation Plans, stock issuance for services rendered, and vesting of restricted stock, net of shares held for taxes (37,351 shares)	50		(10)			40
Stock-based compensation expense			6,009			6,009
Balance - September 30, 2025	$188,504	$173	$3,882,830	$1,128,659	$(283,108)	$4,917,058

See accompanying notes to consolidated financial statements.

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

(Dollars in thousands)

	2026	2025
Operating activities:
Net income	$419,811	$161,749
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20,205	139,578
Depreciation of premises and equipment	14,922	12,668
Amortization, net	20,690	21,829
Accretion related to acquisitions, net	(68,989)	(58,542)
Gain on CRE loan sale	—	(10,915)
Gain on sale of equity interest in CSP	—	(14,300)
Gain on sale of equity interest in Bearing Insurance	(32,350)	—
BOLI income	(16,888)	(15,979)
Deferred tax expense	93,407	14,967
Loss on debt extinguishment	2,654	—
Loans held for sale:
Originations and purchases	(301,871)	(302,116)
Proceeds from sales	302,457	2,165,978
Changes in operating assets and liabilities:
Net (increase) decrease in other assets	(86,866)	28,953
Net increase (decrease) in other liabilities	92,792	(20,967)
Net cash provided by operating activities	459,974	2,122,903
Investing activities:
Securities AFS and restricted stock:
Purchases	(695,885)	(1,488,753)
Proceeds from sales	374,275	630,095
Proceeds from maturities, calls and paydowns	598,235	380,633
Securities HTM:
Purchases	—	(99,173)
Proceeds from maturities, calls and paydowns	35,128	15,593
Net change in other investments	26,205	13,473
Net increase in LHFI	(1,412,996)	(191,196)
Net purchases of premises and equipment	(21,866)	(8,869)
Proceeds from BOLI settlements	2,125	2,531
Proceeds from sales of foreclosed properties and former bank premises	4,570	5,501
Net cash received in acquisition	—	270,211
Net cash used in investing activities	(1,090,209)	(469,954)
Financing activities:
Net increase (decrease) in:
Non-interest-bearing deposits	(82,955)	40,095
Interest-bearing deposits	577,344	(997,607)
Short-term borrowings	39,218	(296,817)
Net proceeds from issuance of long-term debt	246,801	—
Repayments of long-term debt	(168,000)	(200,000)
Common stock:
Repurchases	(72,535)	—
Forward sale common stock issuance	—	384,963
Dividends paid	(167,646)	(136,416)
Vesting of restricted stock, net of shares held for taxes	(7,693)	(6,576)
Net cash provided by (used in) financing activities	364,534	(1,212,358)
(Decrease) increase in cash and cash equivalents	(265,701)	440,591
Cash and cash equivalents at beginning of the period	966,462	354,074
Cash and cash equivalents at end of the period	$700,761	$794,665

ATLANTIC UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

(Dollars in thousands)

	2026	2025
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$488,174	$486,225
Income taxes	11,901	3,929

Supplemental schedule of noncash investing and financing activities
Transfers from loans to foreclosed properties	268	1,274
Transfers from bank premises to other real estate owned	6,235	—
Issuance of common stock in exchange for net assets in acquisitions	—	1,275,441

Transactions related to acquisitions
Assets acquired	—	12,974,597
Liabilities assumed	—	12,210,961

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

Unaudited Pro forma Impact of the Acquisition

The following table presents for illustrative purposes certain unaudited pro forma information as if the Company had acquired Sandy Spring on January 1, 2025. These results combine the historical results of Sandy Spring in the Company's Consolidated Statements of Income, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity. These results are not indicative of what would have occurred had the Sandy Spring acquisition taken place on January 1, 2025. No adjustments have been made to the pro forma results regarding possible revenue enhancements, provision for credit losses, or expense efficiencies. Pro forma adjustments below include the net impact of Sandy Spring’s accretion and the elimination of merger-related costs. Merger-related costs as disclosed in the Company’s Consolidated Statement of Income were related to the Sandy Spring acquisition and included costs associated with employee severance, other employee related costs, professional fees, information technology related costs, including system conversion, and lease and contract termination expenses. Merger-related costs have been expensed as incurred. The Company expects to achieve further operating cost savings and other business synergies, as a result of the Sandy Spring acquisition, which are not reflected in the pro forma amounts below (dollars in thousands):

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

The Company’s operating results for the three and nine months ended September 30, 2026 and September 30, 2025, include the operating results of the acquired assets and assumed liabilities of Sandy Spring subsequent to the acquisition on April 1, 2025. Revenues and earnings since the acquisition date of the former operations of Sandy Spring have not been disclosed due to the merging of certain processes and the conversion of Sandy Spring’s systems that occurred in the fourth quarter of 2025. As a result, separate financial information is not readily available.

3. SECURITIES AND OTHER INVESTMENTS

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities as of September 30, 2026 are as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
U.S. government and agency securities	$99,959	$57	$(225)	$99,791
Obligations of states and political subdivisions	595,755	2	(156,541)	439,216
Corporate and other bonds (1)	206,525	531	(2,511)	204,545
Commercial MBS
Agency	332,716	295	(50,588)	282,423
Non-agency	117,358	—	(3,967)	113,391
Total commercial MBS	450,074	295	(54,555)	395,814
Residential MBS
Agency	2,732,428	901	(256,404)	2,476,925
Non-agency	137,211	—	(6,558)	130,653
Total residential MBS	2,869,639	901	(262,962)	2,607,578
Other securities	2,021	—	—	2,021
Total AFS securities	$4,223,973	$1,786	$(476,794)	$3,748,965

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

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value (2)	Losses	Value	Losses
September 30, 2026
U.S. government and agency securities	$26,920	$(217)	$584	$(8)	$27,504	$(225)
Obligations of states and political subdivisions	25,441	(1,622)	411,575	(154,919)	437,016	(156,541)
Corporate and other bonds (1)	55,498	(357)	86,763	(2,154)	142,261	(2,511)
Commercial MBS
Agency	88,131	(3,557)	141,332	(47,031)	229,463	(50,588)
Non-agency	67,993	(1,344)	36,725	(2,623)	104,718	(3,967)
Total commercial MBS	156,124	(4,901)	178,057	(49,654)	334,181	(54,555)
Residential MBS
Agency	1,578,691	(49,454)	759,657	(206,950)	2,338,348	(256,404)
Non-agency	97,549	(3,433)	33,105	(3,125)	130,654	(6,558)
Total residential MBS	1,676,240	(52,887)	792,762	(210,075)	2,469,002	(262,962)
Total AFS securities	$1,940,223	$(59,984)	$1,469,741	$(416,810)	$3,409,964	$(476,794)

December 31, 2025
U.S. government and agency securities	$6,689	$(6)	$737	$(8)	$7,426	$(14)
Obligations of states and political subdivisions	25	—	473,201	(101,487)	473,226	(101,487)
Corporate and other bonds (1)	37,988	(75)	98,125	(4,132)	136,113	(4,207)
Commercial MBS
Agency	44,536	(166)	161,001	(39,640)	205,537	(39,806)
Non-agency	39,171	(177)	22,429	(1,728)	61,600	(1,905)
Total commercial MBS	83,707	(343)	183,430	(41,368)	267,137	(41,711)
Residential MBS
Agency	359,095	(1,564)	886,626	(163,960)	1,245,721	(165,524)
Non-agency	48,559	(247)	24,868	(2,311)	73,427	(2,558)
Total residential MBS	407,654	(1,811)	911,494	(166,271)	1,319,148	(168,082)
Total AFS securities	$536,063	$(2,235)	$1,666,987	$(313,266)	$2,203,050	$(315,501)

(1) Other bonds include asset-backed securities.

(2) Comprised of 700 and 703 individual securities as of September 30, 2026 and December 31, 2025, respectively.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at September 30, 2026 and December 31, 2025 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities (“MBS”) are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, and have minimal credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating. The Company’s AFS investment portfolio is generally highly-rated or agency backed. At September 30, 2026 and December 31, 2025, all AFS securities were current with no securities past due or on non-accrual, and no ACL was held against the Company’s AFS securities portfolio.

The following table presents the amortized cost and estimated fair value of AFS securities as of the periods ended, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026		December 31, 2025
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$101,001	$100,984	$63,692	$63,993
Due after one year through five years	323,504	319,060	298,683	299,727
Due after five years through ten years	402,291	356,498	492,242	475,707
Due after ten years	3,397,177	2,972,423	3,635,381	3,354,874
Total AFS securities	$4,223,973	$3,748,965	$4,489,998	$4,194,301

Refer to Note 7 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for information regarding the estimated fair value of AFS securities that were pledged to secure public deposits, repurchase agreements and for other purposes as permitted or required by law as of September 30, 2026 and December 31, 2025.

Accrued interest receivable on AFS securities totaled $13.6 million and $15.0 million at September 30, 2026 and December 31, 2025, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2026 and September 30, 2025, there were no accrued interest receivable write-offs.

Held to Maturity

The Company reports held to maturity (“HTM”) securities on the Company’s Consolidated Balance Sheets at carrying value, which represents amortized cost. The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of September 30, 2026 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
Obligations of states and political subdivisions	$766,166	$6	$(69,089)	$697,083
Corporate and other bonds (1)	1,424	—	(24)	1,400
Commercial MBS
Agency	28,693	—	(7,124)	21,569
Non-agency	9,717	—	(594)	9,123
Total commercial MBS	38,410	—	(7,718)	30,692
Residential MBS
Agency	33,420	—	(6,049)	27,371
Non-agency	5,906	—	(206)	5,700
Total residential MBS	39,326	—	(6,255)	33,071
Total HTM securities	$845,326	$6	$(83,086)	$762,246

(1) Other bonds include asset-backed securities.

The carrying value, gross unrealized gains and losses, and estimated fair values of HTM securities as of December 31, 2025 are as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
Obligations of states and political subdivisions	$793,162	$4,139	$(20,951)	$776,350
Corporate and other bonds (1)	2,255	—	(26)	2,229
Commercial MBS
Agency	29,074	—	(5,619)	23,455
Non-agency	11,703	103	(504)	11,302
Total commercial MBS	40,777	103	(6,123)	34,757
Residential MBS
Agency	35,793	—	(4,397)	31,396
Non-agency	12,229	—	(149)	12,080
Total residential MBS	48,022	—	(4,546)	43,476
Total HTM securities	$884,216	$4,242	$(31,646)	$856,812

(1) Other bonds include asset-backed securities.

The following table presents the amortized cost of HTM securities as of the periods ended, by security type and credit rating (dollars in thousands):

	Obligations of states and political	Corporate and other	Mortgage-backed	Total HTM
	subdivisions	bonds	securities	securities
September 30, 2026
Credit Rating:
AAA/AA/A	$755,497	$—	$1,509	$757,006
BBB/BB/B	1,105	—	—	1,105
Not Rated – Agency (1)	—	—	62,113	62,113
Not Rated – Non-Agency (2)	9,564	1,424	14,114	25,102
Total	$766,166	$1,424	$77,736	$845,326
December 31, 2025
Credit Rating:
AAA/AA/A	$782,453	$—	$1,702	$784,155
BBB/BB/B	1,122	—	—	1,122
Not Rated – Agency (1)	—	—	64,867	64,867
Not Rated – Non-Agency (2)	9,587	2,255	22,230	34,072
Total	$793,162	$2,255	$88,799	$884,216

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

	September 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Due in one year or less	$5,587	$5,592	$507	$503
Due after one year through five years	25,831	25,706	18,813	19,150
Due after five years through ten years	293,486	267,875	222,284	216,095
Due after ten years	520,422	463,073	642,612	621,064
Total HTM securities	$845,326	$762,246	$884,216	$856,812

Refer to Note 7 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for information regarding the estimated fair value of HTM securities that were pledged to secure public deposits as permitted or required by law as of September 30, 2026 and December 31, 2025.

Accrued interest receivable on HTM securities totaled $7.5 million and $9.9 million at September 30, 2026 and December 31, 2025, respectively, and is included in “Other assets” on the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2026 and September 30, 2025, there were no accrued interest receivable write-offs. The Company’s HTM investment portfolio primarily consists of highly-rated municipal securities and agency MBS. At September 30, 2026 and December 31, 2025, the Company’s HTM securities were all current, with no securities past due or on non-accrual. The Company’s HTM securities ACL was immaterial at September 30, 2026 and December 31, 2025.

Restricted Stock, at cost

The FHLB required the Bank to maintain stock in an amount equal to 4.75% of outstanding borrowings and a specific percentage of the member’s total assets at September 30, 2026 and December 31, 2025. The Federal Reserve Bank of Richmond (“FRB”) requires the Company to maintain stock with a par value equal to 6% of its outstanding capital at September 30, 2026 and December 31, 2025. Restricted stock totaled $190.1 million and $190.2 million at September 30, 2026 and December 31, 2025, respectively, consisting of FRB stock of $141.2 million at both dates and FHLB stock of $48.9 million and $49.0 million, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended	Nine Months Ended
	2026	2026
Realized gains(1):
Gross realized gains	$10	$16
Net realized gains	$10	$16
Proceeds from sales of securities	$164,693	$374,275

	Three Months Ended	Nine Months Ended
	2025	2025
Realized gains (losses) (1):
Gross realized gains	$4	$34
Gross realized losses	—	(117)
Net realized gains (losses)	$4	$(83)
Proceeds from sales of securities	$184	$630,095

(1) Includes gains (losses) on sales and calls of securities.

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans Held for Investment

The Company’s LHFI, net, are loans stated at their amortized cost, net of the ALLL and net of unearned income. The LHFI consisted of the following as of the periods ended (dollars in thousands):

	September 30, 2026	December 31, 2025
Construction and Land Development	$2,025,385	$1,666,381
CRE – Owner Occupied	4,356,099	4,305,796
CRE – Non-Owner Occupied	7,275,895	7,178,515
Multifamily Real Estate	2,382,541	2,418,250
Commercial & Industrial	5,850,846	5,229,728
Residential 1-4 Family – Commercial	984,149	1,100,157
Residential 1-4 Family – Consumer	2,991,674	2,825,259
Residential 1-4 Family – Revolving	1,346,890	1,248,284
Auto	110,418	183,720
Consumer	107,158	121,488
Other Commercial	1,865,561	1,518,589
Total LHFI, net of unearned income (1)	29,296,616	27,796,167
Allowance for loan and lease losses	(301,432)	(295,108)
Total LHFI, net	$28,995,184	$27,501,059

(1) Total LHFI, net of unearned income included unamortized deferred fees and costs, as well as unamortized premiums and discounts totaling $693.9 million and $803.2 million as of September 30, 2026 and December 31, 2025, respectively.

Accrued interest receivable on LHFI totaled $105.6 million and $106.5 million at September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable write-offs were not material to the Company’s consolidated financial statements for the three and nine months ended September 30, 2026 and September 30, 2025.

The following table shows the aging of the Company’s LHFI portfolio by class at September 30, 2026 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$2,017,637	$474	$850	$2,353	$4,071	$2,025,385
CRE – Owner Occupied	4,326,388	13,431	6,128	4,558	5,594	4,356,099
CRE – Non-Owner Occupied	7,247,248	8,729	4,382	1,735	13,801	7,275,895
Multifamily Real Estate	2,358,222	249	—	3,541	20,529	2,382,541
Commercial & Industrial	5,808,937	3,085	6,523	1,904	30,397	5,850,846
Residential 1-4 Family – Commercial	979,347	1,909	558	557	1,778	984,149
Residential 1-4 Family – Consumer	2,951,496	2,359	6,101	7,549	24,169	2,991,674
Residential 1-4 Family – Revolving	1,331,322	3,929	2,090	5,170	4,379	1,346,890
Auto	107,372	1,797	635	317	297	110,418
Consumer	105,858	226	744	327	3	107,158
Other Commercial	1,857,337	766	1,826	4,141	1,491	1,865,561
Total LHFI, net of unearned income	$29,091,164	$36,954	$29,837	$32,152	$106,509	$29,296,616
% of total loans	99.30%	0.13%	0.10%	0.11%	0.36%	100.00%

The following table shows the aging of the Company’s LHFI portfolio by class at December 31, 2025 (dollars in thousands):

				Greater than
		30-59 Days	60-89 Days	90 Days and
	Current	Past Due	Past Due	still Accruing	Nonaccrual	Total Loans
Construction and Land Development	$1,659,048	$1,455	$94	$1,481	$4,303	$1,666,381
CRE – Owner Occupied	4,284,562	7,241	3,171	4,788	6,034	4,305,796
CRE – Non-Owner Occupied	7,154,178	9,482	1,455	2,099	11,301	7,178,515
Multifamily Real Estate	2,366,442	52	247	6,140	45,369	2,418,250
Commercial & Industrial	5,197,839	8,935	3,552	9,114	10,288	5,229,728
Residential 1-4 Family – Commercial	1,087,181	2,634	1,306	2,379	6,657	1,100,157
Residential 1-4 Family – Consumer	2,772,790	17,911	5,628	5,633	23,297	2,825,259
Residential 1-4 Family – Revolving	1,233,032	3,994	2,157	3,458	5,643	1,248,284
Auto	178,615	3,332	797	404	572	183,720
Consumer	120,806	444	171	55	12	121,488
Other Commercial	1,513,629	3,242	143	—	1,575	1,518,589
Total LHFI, net of unearned income	$27,568,122	$58,722	$18,721	$35,551	$115,051	$27,796,167
% of total loans	99.18%	0.21%	0.07%	0.13%	0.41%	100.00%

The following table shows the Company’s amortized cost basis of loans on nonaccrual status with no related ALLL as of the periods ended (dollars in thousands):

	September 30,	December 31,
	2026	2025
Construction and Land Development	$—	$2,700
CRE – Owner Occupied	3,313	1,430
CRE – Non-Owner Occupied	11,386	10,097
Multifamily Real Estate	19,850	45,369
Commercial & Industrial	18,283	2,751
Residential 1-4 Family – Commercial	224	4,597
Residential 1-4 Family – Consumer	1,046	1,122
Total LHFI, net of unearned income	$54,102	$68,066

There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2026 and September 30, 2025.

Troubled Loan Modifications (“TLMs”)

The following tables present the amortized cost basis of TLMs for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2026		2026
	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable
Other-Than-Insignificant Payment Delay
Commercial and Industrial	$—	—%	$1,674	0.03%
Total Other-Than-Insignificant Payment Delay	$—		$1,674

Term Extension
Construction and Land Development	$—	—%	$7	NM %
Commercial and Industrial	—	—%	132	NM %
CRE – Owner Occupied	809	0.02%	809	0.02%
CRE – Non-Owner Occupied	17,745	0.24%	17,745	0.24%
Residential 1-4 Family – Consumer	232	0.01%	670	0.02%
Total Term Extension	$18,786		$19,363

Interest Rate Reduction
Commercial and Industrial	$—	—%	$285	NM %
Total Interest Rate Reduction	$—		$285

Combination – Other-Than-Insignificant Payment Delay and Term Extension
Commercial and Industrial	$1,570	0.03%	$1,570	0.03%
CRE – Non-Owner Occupied	—	—%	15,958	0.22%
Total Combination – Other-Than-Insignificant Payment Delay and Term Extension	$1,570		$17,528

Combination – Term Extension and Interest Rate Reduction
Commercial and Industrial	$149	NM %	$411	0.01%
Residential 1-4 Family – Consumer	88	NM %	796	0.03%
Residential 1-4 Family – Revolving	—	—%	78	0.01%
Total Combination – Term Extension and Interest Rate Reduction	$237		$1,285

Total	$20,593		$40,135

NM = Not Meaningful

	Three Months Ended		Nine Months Ended
	2025		2025
	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable
Other-Than-Insignificant Payment Delay
Commercial and Industrial	$—	—%	$1,505	0.03%
CRE – Non-Owner Occupied	—	—%	3,790	0.06%
Other-Than-Insignificant Payment Delay	$—		$5,295

Term Extension
Commercial and Industrial	$25	NM %	$25	NM %
CRE – Owner Occupied	753	0.02%	2,269	0.05%
Residential 1-4 Family – Commercial	—	—%	4,633	0.42%
Residential 1-4 Family – Consumer	433	0.02%	986	0.04%
Total Term Extension	$1,211		$7,913

Combination – Other-Than-Insignificant Payment Delay and Term Extension
Commercial and Industrial	$—	—%	$464	0.01%
Total Combination – Other-Than-Insignificant Payment Delay and Term Extension	$—		$464

Combination – Term Extension and Interest Rate Reduction
Residential 1-4 Family – Consumer	$972	0.03%	$2,476	0.09%
Total Combination – Term Extension and Interest Rate Reduction	$972		$2,476

Total	$2,183		$16,148

NM = Not Meaningful

The following tables describe the financial effects of TLMs on a weighted average basis for TLMs within that loan type for the three and nine months ended September 30,:

Three Months Ended
2026

Term Extension
Loan Type	Financial Effect
CRE – Non-Owner Occupied	Added a weighted-average 0.5 years to the life of loans.

Combination – Other-Than-Insignificant Payment Delay and Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 0.5 years to the life of loans.

Nine Months Ended
2026

Term Extension
Loan Type	Financial Effect
CRE – Non-Owner Occupied	Added a weighted-average 0.6 years to the life of loans.

Combination – Other-Than-Insignificant Payment Delay and Term Extension
Loan Type	Financial Effect
Commercial and Industrial	Added a weighted-average 0.5 years to the life of loans.
CRE – Non-Owner Occupied	Added a weighted-average 1.1 years to the life of loans.

Three Months Ended
2025

Term Extension
Loan Type	Financial Effect
Residential 1-4 Family – Consumer	Added a weighted-average 0.9 years to the life of loans.

Nine Months Ended
2025

Term Extension
Loan Type	Financial Effect
CRE – Owner Occupied	Added a weighted-average 0.7 years to the life of loans.
Residential 1-4 Family – Commercial	Added a weighted-average 0.8 years to the life of loans.

Combination – Term Extension and Interest Rate Reduction
Loan Type	Financial Effect
Residential 1-4 Family – Consumer	Added a weighted-average 1.6 years to the life of loans and reduced the weighted average contractual interest rate from 5.0% to 2.1%.

The Company considers a default of a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. During the three and nine months ended September 30, 2026 and September 30, 2025, the Company did not have any material loans that went into default that had been modified and designated as TLMs in the twelve-month period prior to the time of default.

The Company monitors the performance of TLMs to determine the effectiveness of the modifications. During the three and nine months ended September 30, 2026 and September 30, 2025, the Company did not have any material loans that had been modified and designated as TLMs that were past due.

As of September 30, 2026 and December 31, 2025, there were no material unfunded commitments on loans modified and designated as TLMs.

Allowance for Credit Losses

The following table shows the ALLL activity by loan segment for the three and nine months ended September 30, reflecting the changes made to the Company’s allowance methodology effective January 1, 2026 (dollars in thousands). See Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report for additional information on the change in methodology:

	Three Months Ended				Nine Months Ended
	2026				2026
	CRE	Commercial and Industrial	Consumer	Total	CRE	Commercial and Industrial	Consumer	Total
Balance at beginning of period	$173,761	$60,492	$64,503	$298,756	$152,477	$80,336	$62,295	$295,108
Loans charged-off (1)	(15)	(3,996)	(536)	(4,547)	(923)	(7,844)	(1,994)	(10,761)
Recoveries credited to allowance	171	1,850	255	2,276	883	2,926	1,102	4,911
Provision (release) charged to operations	(2,695)	6,458	1,184	4,947	18,785	(10,614)	4,003	12,174
Balance at end of period	$171,222	$64,804	$65,406	$301,432	$171,222	$64,804	$65,406	$301,432

(1) In accordance with GAAP, amounts for the nine months ended September 30, 2026, excluded $39.5 million of net charge-offs related to certain purchased credit deteriorated (“PCD”) loans that met the Company’s charge-off policy at the time of the acquisition. The amounts excluded for the nine months ended September 30, 2026, reflect measurement period adjustments recorded in the first quarter of 2026 related to the Sandy Spring acquisition based on additional information and evidence obtained by the Company relating to events or circumstances existing at the acquisition date. As of March 31, 2026, the purchase accounting was finalized and no longer subject to change.

The following table shows the ALLL activity by loan segment for the three and nine months ended September 30, reflecting the Company’s previous allowance methodology. See Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report for additional information (dollars in thousands):

	Three Months Ended			Nine Months Ended
	2025			2025
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$257,403	$58,171	$315,574	$148,887	$29,757	$178,644
Initial allowance - PCD loans (1)	—	—	—	21,255	7,010	28,265
Loans charged-off (1)	(39,575)	(865)	(40,440)	(42,958)	(2,947)	(45,905)
Recoveries credited to allowance	1,223	624	1,847	2,999	1,369	4,368
Initial provision - non-PCD loans	—	—	—	64,740	24,798	89,538
Provision (release) charged to operations	14,708	1,346	16,054	38,836	(711)	38,125
Balance at end of period	$233,759	$59,276	$293,035	$233,759	$59,276	$293,035

(1) In accordance with GAAP, amounts for the three and nine months ended September 30, 2025, excluded $19.0 million and $53.5 million, respectively, of net charge-offs related to certain PCD loans that met the Company’s charge-off policy at the time of the acquisition. The amounts excluded for the three and nine months ended September 30, 2025, reflect measurement period adjustments recorded in the second and third quarters of 2025 related to the Sandy Spring acquisition based on additional information and evidence obtained by the Company relating to events or circumstances existing at the acquisition date.

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

The table below details the amortized cost and gross charge-offs of the classes of loans within the CRE segment by risk level and year of origination as of September 30, reflecting the changes made to the Company’s allowance methodology effective January 1, 2026 (dollars in thousands):

	2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Construction and Land Development
Pass	$361,949	$596,183	$317,838	$241,190	$73,128	$75,929	$235,251	$1,901,468
Watch	25,274	—	6,231	21,156	6,281	7,516	10,393	76,851
Special Mention	896	—	6,179	—	—	4,004	26,240	37,319
Substandard	—	1,424	1,866	1,325	598	4,534	—	9,747
Total Construction and Land Development	$388,119	$597,607	$332,114	$263,671	$80,007	$91,983	$271,884	$2,025,385
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—

CRE – Owner Occupied
Pass	$461,836	$405,547	$266,860	$287,408	$455,589	$2,042,129	$46,276	$3,965,645
Watch	948	3,196	18,074	25,993	13,869	116,461	715	179,256
Special Mention	—	11,430	6,717	5,307	17,712	71,481	793	113,440
Substandard	—	641	18,855	15,957	8,548	50,594	3,163	97,758
Total CRE – Owner Occupied	$462,784	$420,814	$310,506	$334,665	$495,718	$2,280,665	$50,947	$4,356,099
Current period gross charge-off	$—	$—	$—	$—	$(15)	$(202)	$—	$(217)

CRE – Non-Owner Occupied
Pass	$775,813	$900,556	$496,997	$693,457	$875,149	$2,888,678	$98,534	$6,729,184
Watch	13,116	27,085	13,298	20,428	104,197	132,411	81	310,616
Special Mention	—	—	1,426	20,409	15,269	107,727	—	144,831
Substandard	—	1,891	—	3,175	14,209	71,989	—	91,264
Total CRE – Non-Owner Occupied	$788,929	$929,532	$511,721	$737,469	$1,008,824	$3,200,805	$98,615	$7,275,895
Current period gross charge-off	$—	$(142)	$—	$(489)	$—	$—	$—	$(631)

Multifamily Real Estate
Pass	$284,950	$221,305	$102,243	$217,520	$249,119	$669,228	$57,329	$1,801,694
Watch	560	50,627	3,146	66,185	64,288	105,734	1,045	291,585
Special Mention	—	—	668	21,587	92,418	33,536	—	148,209
Substandard	—	—	733	3,512	53,106	83,702	—	141,053
Total Multifamily Real Estate	$285,510	$271,932	$106,790	$308,804	$458,931	$892,200	$58,374	$2,382,541
Current period gross charge-off	$—	$—	$—	$—	$—	$(75)	$—	$(75)

Residential 1-4 Family – Commercial
Pass	$64,341	$55,527	$48,504	$69,048	$161,522	$490,288	$7,191	$896,421
Watch	—	25,264	3,637	624	6,953	15,013	3,320	54,811
Special Mention	—	1,650	1,376	444	485	16,333	—	20,288
Substandard	—	771	2,327	—	1,628	7,903	—	12,629
Total Residential 1-4 Family – Commercial	$64,341	$83,212	$55,844	$70,116	$170,588	$529,537	$10,511	$984,149
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—

Other Commercial (Farmland)
Pass	$—	$1,474	$147	$690	$3,262	$22,139	$474	$28,186
Watch	563	—	—	—	164	1,356	—	2,083
Special Mention	—	—	—	65	—	7,051	1,820	8,936
Substandard	—	—	1,037	—	—	18	—	1,055
Total Other Commercial (Farmland)	$563	$1,474	$1,184	$755	$3,426	$30,564	$2,294	$40,260
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—

Total CRE
Pass	$1,948,889	$2,180,592	$1,232,589	$1,509,313	$1,817,769	$6,188,391	$445,055	$15,322,598
Watch	40,461	106,172	44,386	134,386	195,752	378,491	15,554	915,202
Special Mention	896	13,080	16,366	47,812	125,884	240,132	28,853	473,023
Substandard	—	4,727	24,818	23,969	78,089	218,740	3,163	353,506
Total CRE	$1,990,246	$2,304,571	$1,318,159	$1,715,480	$2,217,494	$7,025,754	$492,625	$17,064,329
Total current period gross charge-off	$—	$(142)	$—	$(489)	$(15)	$(277)	$—	$(923)

The table below details the amortized cost and gross charge-offs of the classes of loans within the Commercial and Industrial segment by risk level and year of origination as of September 30, reflecting the changes made to the Company’s allowance methodology effective January 1, 2026 (dollars in thousands):

	2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial & Industrial
Pass	$1,230,462	$961,670	$523,813	$266,087	$354,517	$399,105	$1,559,483	$5,295,137
Watch	24,842	39,637	47,755	58,701	19,973	17,921	89,420	298,249
Special Mention	111	5,374	12,683	5,300	3,973	28,564	41,169	97,174
Substandard	—	6,445	12,651	32,498	16,462	13,841	78,389	160,286
Total Commercial & Industrial	$1,255,415	$1,013,126	$596,902	$362,586	$394,925	$459,431	$1,768,461	$5,850,846
Current period gross charge-off	$—	$—	$(561)	$(654)	$(1,227)	$(178)	$(1,544)	$(4,164)

Other Commercial (Other)
Pass	$413,820	$271,663	$197,228	$157,587	$127,392	$294,999	$270,819	$1,733,508
Watch	10,863	15,366	16,099	9,928	21,687	4,779	—	78,722
Special Mention	—	—	—	—	74	—	491	565
Substandard	—	524	—	3,202	2,835	533	5,412	12,506
Total Other Commercial (Other)	$424,683	$287,553	$213,327	$170,717	$151,988	$300,311	$276,722	$1,825,301
Current period gross charge-off	$—	$—	$—	$—	$—	$(3,680)	$—	$(3,680)

Total Commercial & Industrial
Pass	$1,644,282	$1,233,333	$721,041	$423,674	$481,909	$694,104	$1,830,302	$7,028,645
Watch	35,705	55,003	63,854	68,629	41,660	22,700	89,420	376,971
Special Mention	111	5,374	12,683	5,300	4,047	28,564	41,660	97,739
Substandard	—	6,969	12,651	35,700	19,297	14,374	83,801	172,792
Total Commercial & Industrial	$1,680,098	$1,300,679	$810,229	$533,303	$546,913	$759,742	$2,045,183	$7,676,147
Total current period gross charge-off	$—	$—	$(561)	$(654)	$(1,227)	$(3,858)	$(1,544)	$(7,844)

The table below details the amortized cost and gross charge-offs of the classes of loans within the Commercial segment by risk level and year of origination as of December 31, reflecting the Company’s previous allowance methodology (dollars in thousands):

	2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Construction and Land Development
Pass	$557,083	$381,768	$233,793	$84,396	$39,055	$58,001	$242,753	$1,596,849
Watch	10,712	136	51	671	989	3,260	7,759	23,578
Special Mention	542	2,092	2,980	463	793	4,845	26,145	37,860
Substandard	319	547	74	135	2,519	4,500	—	8,094
Total Construction and Land Development	$568,656	$384,543	$236,898	$85,665	$43,356	$70,606	$276,657	$1,666,381
Current period gross charge-off	$—	$—	$—	$—	$(40)	$(3)	$—	$(43)

CRE – Owner Occupied
Pass	$442,571	$305,006	$298,355	$497,750	$500,885	$1,823,826	$53,556	$3,921,949
Watch	4,532	14,892	31,258	17,474	12,006	77,890	2,121	160,173
Special Mention	6,962	7,435	6,210	10,907	6,604	77,134	1,275	116,527
Substandard	—	6,644	16,427	7,014	27,267	49,520	140	107,012
Doubtful	—	—	—	—	—	135	—	135
Total CRE – Owner Occupied	$454,065	$333,977	$352,250	$533,145	$546,762	$2,028,505	$57,092	$4,305,796
Current period gross charge-off	$—	$—	$—	$—	$—	$(147)	$—	$(147)

CRE – Non-Owner Occupied
Pass	$905,007	$486,703	$811,972	$1,060,691	$741,739	$2,628,053	$78,676	$6,712,841
Watch	—	556	39,149	17,010	23,926	59,738	196	140,575
Special Mention	505	1,434	2,600	23,267	76,411	68,195	—	172,412
Substandard	—	—	6,264	38,108	1,138	107,153	24	152,687
Total CRE – Non-Owner Occupied	$905,512	$488,693	$859,985	$1,139,076	$843,214	$2,863,139	$78,896	$7,178,515
Current period gross charge-off	$—	$—	$—	$—	$—	$(491)	$—	$(491)

Commercial & Industrial
Pass	$1,125,728	$730,095	$446,849	$487,440	$251,752	$351,402	$1,344,042	$4,737,308
Watch	16,322	35,316	13,751	39,156	8,963	21,615	121,435	256,558
Special Mention	6,978	16,326	5,861	8,117	4,029	5,914	60,923	108,148
Substandard	2,785	12,444	33,386	21,588	10,563	5,663	41,285	127,714
Total Commercial & Industrial	$1,151,813	$794,181	$499,847	$556,301	$275,307	$384,594	$1,567,685	$5,229,728
Current period gross charge-off	$—	$(1,605)	$(69)	$(2,483)	$(10)	$(197)	$(34,451)	$(38,815)

Multifamily Real Estate
Pass	$192,761	$123,570	$289,889	$441,536	$247,973	$592,615	$49,203	$1,937,547
Watch	—	—	14,029	25,464	98,973	3,850	1,317	143,633
Special Mention	—	671	21,572	62,470	—	18,533	—	103,246
Substandard	2,372	729	—	71,278	37,422	74,668	47,355	233,824
Total Multifamily Real Estate	$195,133	$124,970	$325,490	$600,748	$384,368	$689,666	$97,875	$2,418,250
Current period gross charge-off	$—	$—	$—	$—	$—	$(47)	$—	$(47)

Residential 1-4 Family – Commercial
Pass	$93,538	$70,435	$82,732	$198,071	$172,024	$408,213	$4,255	$1,029,268
Watch	2,975	2,533	1,558	6,193	3,887	11,349	2,431	30,926
Special Mention	2,404	1,277	—	1,209	860	17,009	—	22,759
Substandard	—	248	—	206	4,843	11,654	253	17,204
Total Residential 1-4 Family – Commercial	$98,917	$74,493	$84,290	$205,679	$181,614	$448,225	$6,939	$1,100,157
Current period gross charge-off	$—	$—	$—	$—	$—	$(185)	$—	$(185)

Other Commercial
Pass	$270,356	$246,933	$172,163	$157,255	$168,474	$179,392	$276,970	$1,471,543
Watch	—	—	113	20,631	746	5,873	—	27,363
Special Mention	—	—	75	—	184	6,944	2,688	9,891
Substandard	556	—	4,519	3,040	1,552	35	90	9,792
Total Other Commercial	$270,912	$246,933	$176,870	$180,926	$170,956	$192,244	$279,748	$1,518,589
Current period gross charge-off	$—	$—	$(140)	$(2,617)	$—	$(3,514)	$—	$(6,271)

Total Commercial
Pass	$3,587,044	$2,344,510	$2,335,753	$2,927,139	$2,121,902	$6,041,502	$2,049,455	$21,407,305
Watch	34,541	53,433	99,909	126,599	149,490	183,575	135,259	782,806
Special Mention	17,391	29,235	39,298	106,433	88,881	198,574	91,031	570,843
Substandard	6,032	20,612	60,670	141,369	85,304	253,193	89,147	656,327
Doubtful	—	—	—	—	—	135	—	135
Total Commercial	$3,645,008	$2,447,790	$2,535,630	$3,301,540	$2,445,577	$6,676,979	$2,364,892	$23,417,416
Total current period gross charge-off	$—	$(1,605)	$(209)	$(5,100)	$(50)	$(4,584)	$(34,451)	$(45,999)

Consumer Loans

For Consumer loans, the Company evaluates credit quality based on the delinquency status of the loan. The following table details the amortized cost and gross charge-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of September 30, (dollars in thousands):

	2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$353,472	$332,614	$179,205	$179,115	$653,807	$1,239,619	$13,664	$2,951,496
30-59 Days Past Due	—	260	391	426	481	801	—	2,359
60-89 Days Past Due	—	137	36	836	1,317	3,775	—	6,101
90+ Days Past Due	—	504	1,168	620	1,730	3,304	223	7,549
Nonaccrual	—	454	619	997	6,078	15,758	263	24,169
Total Residential 1-4 Family – Consumer	$353,472	$333,969	$181,419	$181,994	$663,413	$1,263,257	$14,150	$2,991,674
Current period gross charge-off	$—	$—	$(22)	$(96)	$—	$(41)	$(13)	$(172)

Residential 1-4 Family – Revolving
Current	$16,221	$15,130	$8,866	$18,564	$31,828	$10,988	$1,229,725	$1,331,322
30-59 Days Past Due	—	73	—	247	160	13	3,436	3,929
60-89 Days Past Due	—	—	—	—	229	23	1,838	2,090
90+ Days Past Due	—	—	27	139	30	24	4,950	5,170
Nonaccrual	—	53	—	121	75	—	4,130	4,379
Total Residential 1-4 Family – Revolving	$16,221	$15,256	$8,893	$19,071	$32,322	$11,048	$1,244,079	$1,346,890
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$(125)	$(125)

Auto
Current	$2,402	$1,499	$1,081	$23,598	$55,214	$23,578	$—	$107,372
30-59 Days Past Due	—	—	—	362	937	498	—	1,797
60-89 Days Past Due	—	—	—	67	399	169	—	635
90+ Days Past Due	—	—	18	21	141	137	—	317
Nonaccrual	—	29	—	28	192	48	—	297
Total Auto	$2,402	$1,528	$1,099	$24,076	$56,883	$24,430	$—	$110,418
Current period gross charge-off	$—	$(25)	$—	$(239)	$(370)	$(270)	$—	$(904)

Consumer
Current	$12,696	$9,290	$4,854	$2,682	$2,720	$25,246	$48,370	$105,858
30-59 Days Past Due	13	45	20	36	8	80	24	226
60-89 Days Past Due	—	48	15	292	24	327	38	744
90+ Days Past Due	6	33	23	15	9	206	35	327
Nonaccrual	—	—	—	—	3	—	—	3
Total Consumer	$12,715	$9,416	$4,912	$3,025	$2,764	$25,859	$48,467	$107,158
Current period gross charge-off	$(30)	$(165)	$(86)	$(24)	$(16)	$(369)	$(103)	$(793)

Total Consumer
Current	$384,791	$358,533	$194,006	$223,959	$743,569	$1,299,431	$1,291,759	$4,496,048
30-59 Days Past Due	13	378	411	1,071	1,586	1,392	3,460	8,311
60-89 Days Past Due	—	185	51	1,195	1,969	4,294	1,876	9,570
90+ Days Past Due	6	537	1,236	795	1,910	3,671	5,208	13,363
Nonaccrual	—	536	619	1,146	6,348	15,806	4,393	28,848
Total Consumer	$384,810	$360,169	$196,323	$228,166	$755,382	$1,324,594	$1,306,696	$4,556,140
Total current period gross charge-off	$(30)	$(190)	$(108)	$(359)	$(386)	$(680)	$(241)	$(1,994)

The following table details the amortized cost and gross charge-offs of the classes of loans within the Consumer segment based on their delinquency status and year of origination as of December 31, (dollars in thousands):

	2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Residential 1-4 Family – Consumer
Current	$334,528	$195,624	$203,804	$688,989	$596,987	$736,230	$16,628	$2,772,790
30-59 Days Past Due	393	77	2,773	2,865	1,600	10,029	174	17,911
60-89 Days Past Due	525	700	124	2,186	336	1,757	—	5,628
90+ Days Past Due	—	452	309	376	937	3,503	56	5,633
Nonaccrual	—	180	1,146	5,233	3,501	12,690	547	23,297
Total Residential 1-4 Family – Consumer	$335,446	$197,033	$208,156	$699,649	$603,361	$764,209	$17,405	$2,825,259
Current period gross charge-off	$—	$—	$—	$(122)	$—	$(53)	$—	$(175)

Residential 1-4 Family – Revolving
Current	$19,309	$12,011	$23,625	$37,365	$8,604	$4,873	$1,127,245	$1,233,032
30-59 Days Past Due	—	21	110	104	—	43	3,716	3,994
60-89 Days Past Due	—	11	47	123	—	—	1,976	2,157
90+ Days Past Due	—	—	273	—	—	18	3,167	3,458
Nonaccrual	59	—	129	91	—	37	5,327	5,643
Total Residential 1-4 Family – Revolving	$19,368	$12,043	$24,184	$37,683	$8,604	$4,971	$1,141,431	$1,248,284
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$(375)	$(375)

Auto
Current	$1,987	$1,770	$36,214	$88,117	$36,540	$13,987	$—	$178,615
30-59 Days Past Due	52	—	635	1,624	737	284	—	3,332
60-89 Days Past Due	—	—	113	431	166	87	—	797
90+ Days Past Due	—	—	57	221	74	52	—	404
Nonaccrual	—	—	122	257	147	46	—	572
Total Auto	$2,039	$1,770	$37,141	$90,650	$37,664	$14,456	$—	$183,720
Current period gross charge-off	$(146)	$—	$(284)	$(886)	$(246)	$(181)	$—	$(1,743)

Consumer
Current	$14,244	$8,307	$4,691	$5,986	$4,856	$25,883	$56,839	$120,806
30-59 Days Past Due	14	28	11	30	2	309	50	444
60-89 Days Past Due	30	25	19	21	1	69	6	171
90+ Days Past Due	4	16	1	16	—	8	10	55
Nonaccrual	—	2	—	8	2	—	—	12
Total Consumer	$14,292	$8,378	$4,722	$6,061	$4,861	$26,269	$56,905	$121,488
Current period gross charge-off	$(10)	$(248)	$(262)	$(50)	$(37)	$(786)	$(179)	$(1,572)

Total Consumer
Current	$370,068	$217,712	$268,334	$820,457	$646,987	$780,973	$1,200,712	$4,305,243
30-59 Days Past Due	459	126	3,529	4,623	2,339	10,665	3,940	25,681
60-89 Days Past Due	555	736	303	2,761	503	1,913	1,982	8,753
90+ Days Past Due	4	468	640	613	1,011	3,581	3,233	9,550
Nonaccrual	59	182	1,397	5,589	3,650	12,773	5,874	29,524
Total Consumer	$371,145	$219,224	$274,203	$834,043	$654,490	$809,905	$1,215,741	$4,378,751
Total current period gross charge-off	$(156)	$(248)	$(546)	$(1,058)	$(283)	$(1,020)	$(554)	$(3,865)

As of September 30, 2026 and December 31, 2025, the Company did not have any material revolving loans convert to term.

5. LEASES

Lessor Arrangements

The Company’s lessor arrangements consist of sales-type and direct financing leases for equipment, including vehicles and machinery, with original terms ranging from 17 months to 122 months. At September 30, 2026 and December 31, 2025, the carrying value of residual assets covered by residual value guarantees and residual value insurance was $138.7 million and $122.4 million, respectively.

Total net investment in sales-type and direct financing leases are included in “Loans held for investment, net of unearned income” on the Company’s Consolidated Balance Sheets and consisted of the following as of the periods ended (dollars in thousands):

	September 30, 2026	December 31, 2025
Sales-type and direct financing leases:
Lease receivables, net of unearned income and deferred selling profit	$760,599	$614,543
Unguaranteed residual values, net of unearned income and deferred selling profit	48,441	41,570
Total net investment in sales-type and direct financing leases	$809,040	$656,113

Lessee Arrangements

The Company’s lessee arrangements consist of operating and finance leases. The majority of the operating leases have been classified as non-cancellable real estate leases with remaining lease terms of up to 15 years. The majority of the finance leases have been classified as non-cancellable ATM leases with remaining lease terms of up to 7 years.

The tables below provide information about the Company’s lessee lease portfolio and other supplemental lease information as of and for the following periods ended (dollars in thousands):

	September 30, 2026		December 31, 2025
	Operating	Finance	Operating	Finance
ROU assets	$98,859	$12,071	$98,073	$9,191
Lease liabilities	117,969	13,825	118,915	10,895
Lease term and discount rate of leases:
Weighted-average remaining lease term (years)	7.86	10.15	8.22	10.35
Weighted-average discount rate (1)	5.72%	4.12%	5.69%	3.63%

(1) A lease implicit rate or an incremental borrowing rate is used based on information available at commencement date of lease or at remeasurement date.

	Nine months ended September 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$312	$57
Operating Cash Flows from Operating Leases	19,322	16,680
Financing Cash Flows from Finance Leases	1,042	994
ROU assets obtained in exchange for lease obligations:
Operating leases	$14,323	$15,671
Finance leases	3,971	2,816

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net Operating Lease Cost	$5,640	$5,924	$17,359	$15,264
Finance Lease Cost:
Amortization of right-of-use assets	413	245	1,091	704
Interest on lease liabilities	125	25	312	57
Total Lease Cost	$6,178	$6,194	$18,762	$16,025

The maturities of lessor and lessee arrangements outstanding as of September 30, 2026 are presented in the table below for the years ending (dollars in thousands):

	Lessor	Lessee
	Sales-type and Direct Financing	Operating	Finance
For the remaining three months of 2026	$49,438	$6,741	$633
2027	207,388	25,566	2,519
2028	180,310	23,083	2,594
2029	152,265	18,785	1,242
2030	119,122	15,422	1,120
Thereafter	166,475	62,906	9,462
Total undiscounted cash flows	874,998	152,503	17,570
Less: Adjustments (1)	114,399	34,534	3,745
Total (2)	$760,599	$117,969	$13,825

(1) Lessor – unearned income and unearned guaranteed residual value; Lessee – imputed interest.

(2) Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements.

6. BORROWINGS

Available Borrowing Capacity and Short-Term Borrowings

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

	September 30,	December 31,
	2026	2025
Securities sold under agreements to repurchase	$114,650	$75,432
FHLB advances	650,000	650,000
Total short-term borrowings	$764,650	$725,432

Average outstanding balance during the period	$674,386	$175,929
Average interest rate during the period	3.68%	3.44%
Average interest rate at end of period	3.77%	3.15%

Short-term borrowings are used to manage normal liquidity and support the Company’s asset and liability management strategies and can fluctuate depending on funding needs. The Company’s available unused short-term borrowings consisted of the following as of the periods ended (dollars in thousands):

	September 30,	December 31,
	2026	2025
Federal funds lines with correspondent banks	$1,388,000	$1,410,000
Alternative line of credit with correspondent bank	25,000	25,000
FHLB secured line of credit (1)	4,898,679	5,277,231
Federal Reserve Discount Window (2)	1,212,083	2,573,492
Other secondary sources (3)	4,715,146	4,960,331
Total available unused short-term borrowings	$12,238,908	$14,246,054

(1) The Company’s total credit capacity with FHLB was $11.4 billion and $11.1 billion at September 30, 2026 and December 31, 2025, respectively. Based on the amount of collateral pledged, the secured line of credit capacity was $5.5 billion and $5.9 billion at September 30, 2026 and December 31, 2025, respectively.

(2) The Company’s Federal Reserve Discount Window borrowing capacity was $1.2 billion and $2.6 billion at September 30, 2026 and December 31, 2025, respectively. No amounts were outstanding under the Federal Reserve Discount Window at either date.

(3) Includes unpledged AFS and HTM securities, available brokered deposit capacity, and unrestricted cash and cash equivalents.

Refer to Note 7 “Commitments and Contingencies” within this Item 1 of this Quarterly Report for additional information on the Company’s pledged collateral. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and was in compliance with these covenants as of September 30, 2026 and December 31, 2025.

Long-term Borrowings

During the third quarter of 2026, the Company issued $250.0 million in aggregate principal amount of its 6.25% Fixed-to-Floating Rate Subordinated Notes due August 1, 2036 (the “2036 Subordinated Notes”). The 2036 Subordinated Notes convert to a floating rate equal to Three-Month Term Secured Overnight Financing Rate (“SOFR”), plus a spread of 213 bps on August 1, 2031. Net proceeds from the issuance, after underwriting discounts and offering expenses, were approximately $246.8 million.

The Company used the net proceeds from the issuance of the 2036 Subordinated Notes to redeem the $168.0 million principal amount of its previously outstanding 4.25% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2029 Subordinated Notes”), plus accrued interest, and for general corporate purposes. The 2029 Subordinated Notes transitioned to a floating interest rate on November 15, 2024, and had a rate of 6.53% at the time of redemption. As a result of the redemption, the Company recognized a $2.7 million pre-tax loss on debt extinguishment in the third quarter of 2026, recorded within noninterest expense, reflecting the acceleration of acquisition-related fair value marks associated with the 2029 Subordinated Notes.

Total long-term borrowings consisted of the following as of September 30, 2026 (dollars in thousands):

		Spread to
	Principal	3-Month SOFR		Rate (3)	Maturity	Investment (4)
Trust Preferred Capital Securities (5)
Trust Preferred Capital Note – Statutory Trust I	$22,500	2.75	% (1)	7.09%	6/17/2034	$696
Trust Preferred Capital Note – Statutory Trust II	36,000	1.40	% (1)	5.74%	6/15/2036	1,114
VFG Limited Liability Trust I Indenture	20,000	2.73	% (1)	7.07%	3/18/2034	619
FNB Statutory Trust II Indenture	12,000	3.10	% (1)	7.44%	6/26/2033	372
Gateway Capital Statutory Trust I	8,000	3.10	% (1)	7.44%	9/17/2033	248
Gateway Capital Statutory Trust II	7,000	2.65	% (1)	6.99%	6/17/2034	217
Gateway Capital Statutory Trust III	15,000	1.50	% (1)	5.84%	5/30/2036	464
Gateway Capital Statutory Trust IV	25,000	1.55	% (1)	5.89%	7/30/2037	774
MFC Capital Trust II	5,000	2.85	% (1)	7.19%	1/23/2034	155
AMNB Statutory Trust I	20,000	1.35	% (1)	5.69%	6/30/2036	619
MidCarolina Trust I	5,000	3.45	% (2)	7.53%	11/7/2032	155
MidCarolina Trust II	3,500	2.95	% (2)	7.03%	1/7/2034	109
Total Trust Preferred Capital Securities	$179,000					$5,542
Subordinated Debt (5)
2031 Subordinated Notes (6)	$250,000	—%		2.88%	12/15/2031
2032 Subordinated Notes (7)	190,000	—%		3.88%	3/30/2032
2036 Subordinated Notes (8)	250,000	—%		6.25%	8/1/2036
Total Subordinated Debt	$690,000
Fair Value Discount (9)	(16,789)
Investment in Trust Preferred Capital Securities	5,542
Total Long-term Borrowings	$857,753

(1) Three-Month Chicago Mercantile Exchange SOFR + 0.262%.

(2) Three-Month Chicago Mercantile Exchange SOFR.

(3) Rate as of September 30, 2026. Calculated using non-rounded numbers.

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

(8) Fixed-to-floating rate notes. On August 1, 2031, the interest rate changes to a floating rate equal to the then current Three-Month Term SOFR plus a spread of 213 bps through its maturity date or earlier redemption. The notes may be redeemed before maturity on any interest payment date occurring on or after August 1, 2031.

(9) Remaining discounts of $12.0 million and $4.8 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

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

(8) Fixed-to-floating rate notes acquired in the Sandy Spring acquisition. On November 15, 2024, the interest rate changed to a floating rate equal to the then current Three-Month Term SOFR plus a spread of 262 bps and a 26 bps spread adjustment through its maturity date or earlier redemption. The notes could be redeemed before maturity on any interest payment date occurring on or after November 15, 2024.

(9) Remaining discounts of $12.9 million and $7.8 million on Trust Preferred Capital Securities and Subordinated Debt, respectively.

As of September 30, 2026, the scheduled maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust
	Preferred			Total
	Capital	Subordinated	Fair Value	Long-term
	Notes	Debt	Discount (1)	Borrowings
For the remaining three months of 2026	$—	$—	$(439)	$(439)
2027	—	—	(1,783)	(1,783)
2028	—	—	(1,833)	(1,833)
2029	—	—	(1,882)	(1,882)
2030	—	—	(1,934)	(1,934)
Thereafter	184,542	690,000	(8,918)	865,624
Total long-term borrowings	$184,542	$690,000	$(16,789)	$857,753

(1) Includes discount on Trust Preferred Capital Securities and Subordinated Debt.

7. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters

In the ordinary course of its operations, the Company and its subsidiaries are subject to loss contingencies related to legal and regulatory proceedings. The Company establishes accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. When applicable, the Company estimates loss contingencies and whether there is an accruable probable loss. When the Company is able to estimate such losses and when it is reasonably possible that the Company could incur losses in excess of the amounts accrued, the Company discloses the aggregate estimation of such possible losses. Based on information currently available, management does not believe that the ultimate resolution of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

At September 30, 2026 and December 31, 2025, the Company’s RUC totaled $32.8 million and $26.2 million, respectively. The Company also records an indemnification reserve based on historical statistics and loss rates related to mortgage loans previously sold, which totaled $499 thousand and $506 thousand, respectively, at September 30, 2026 and December 31, 2025. The RUC and indemnification reserve are included in “Other Liabilities” on the Company’s Consolidated Balance Sheets.

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

The following table presents the balances of commitments and contingencies as of the periods ended (dollars in thousands):

	September 30, 2026	December 31, 2025
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$10,162,598	$9,733,175
Letters of credit	194,825	224,068
Total commitments with off-balance sheet risk	$10,357,423	$9,957,243

(1) Includes unfunded overdraft protection.

As of September 30, 2026 and December 31, 2025, the Company held $129.3 million and $169.5 million, respectively, in deposits in other financial institutions including $40.1 million and $124.7 million at each date, respectively, pledged as collateral for cash flow, fair value, and loan swap derivatives. Uninsured deposits in other financial institutions totaled $86.2 million and $41.9 million at September 30, 2026 and December 31, 2025, respectively. The Company’s management evaluates the loss risk of its uninsured deposits in other financial institutions at least annually.

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

	Pledged Assets as of September 30, 2026
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans	Total
Public deposits	$—	$1,156,521	$532,507	$—	$1,689,028
Repurchase agreements	—	194,644	—	—	194,644
FHLB advances (2)	—	446,736	8,717	8,303,325	8,758,778
Derivatives (3)	40,091	64,683	—	—	104,774
Federal Reserve Discount Window (4)	—	—	—	2,025,782	2,025,782
Other purposes	—	80,099	—	—	80,099
Total pledged assets	$40,091	$1,942,683	$541,224	$10,329,107	$12,853,105

(1) Balance represents market value.

(2) The loan balance pledged to FHLB represents unpaid principal balance.

(3) The cash balance pledged to derivatives represents net cash collateral position associated with derivative contracts.

(4) The loan balance pledged to Federal Reserve Discount Window represents unpaid principal balance.

	Pledged Assets as of December 31, 2025
		AFS	HTM
	Cash	Securities (1)	Securities (1)	Loans	Total
Public deposits	$—	$1,249,969	$607,061	$—	$1,857,030
Repurchase agreements	—	203,404	—	—	203,404
FHLB advances (2)	—	518,895	9,486	8,832,269	9,360,650
Derivatives	124,667	64,037	—	—	188,704
Federal Reserve Discount Window (3)	—	—	—	3,363,761	3,363,761
Other purposes	—	63,924	—	—	63,924
Total pledged assets	$124,667	$2,100,229	$616,547	$12,196,030	$15,037,473

(1) Balance represents market value.

(2) The loan balance pledged to FHLB represents unpaid principal balance.

(3) The loan balance pledged to Federal Reserve Discount Window represents unpaid principal balance.

8. DERIVATIVES

The Company has cash flow and fair value hedges that are derivatives designated as accounting hedges. As of September 30, 2026, the Company expects to reclassify approximately $18.9 million in pre-tax losses related to cash flow hedges from AOCI into earnings over the next 12 months. The Company also has derivatives not designated as accounting hedges that include foreign exchange contracts, interest rate contracts, and Risk Participation Agreements. The Company’s mortgage banking derivatives do not have a material impact to the Company and are not included within the derivatives disclosures noted below.

The following table summarizes key elements of the Company’s derivative instruments as of the periods ended, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	September 30, 2026			December 31, 2025
		Derivative (2)			Derivative (2)
	Notional or			Notional or
	Contractual			Contractual
	Amount (1)	Assets	Liabilities	Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts: (3)
Cash flow hedges	$900,000	$12	$4,287	$900,000	$1,444	$643
Fair value hedges:
Loans	59,874	753	—	63,993	635	—
Securities	50,000	98	—	50,000	294	—
Derivatives not designated as accounting hedges:
Interest rate contracts (3)(4)	12,274,213	176,480	245,275	10,530,098	110,311	165,860
Foreign exchange contracts	11,143	208	196	6,266	2	187

Cash collateral (received)/pledged (5)	$—	$(21,623)	$4,990	$—	$(21,297)	$3,970

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

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of the periods ended (dollars in thousands):

	September 30, 2026		December 31, 2025
		Cumulative		Cumulative
		Amount of Basis		Amount of Basis
		Adjustments		Adjustments
		Included in the		Included in the
	Carrying Amount	Carrying	Carrying Amount	Carrying
	of Hedged	Amount of the	of Hedged	Amount of the
	Assets/(Liabilities)	Hedged	Assets/(Liabilities)	Hedged
	Amount (1)	Assets/(Liabilities)	Amount (1)	Assets/(Liabilities)
Line items on the Consolidated Balance Sheets in which the hedged item is included:
Securities available-for-sale (1) (2)	$60,385	$(90)	$66,763	$(292)
Loans (3)	59,874	(9,677)	63,993	(7,908)

(1) These amounts include the amortized cost basis of the investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amount of the designated hedged item at September 30, 2026 and December 31, 2025 totaled $50 million.

(2) Carrying value represents amortized cost.

(3) The fair value of the swaps associated with the derivative related to hedged items at September 30, 2026 and December 31, 2025 was $9.8 million and $8.0 million, respectively.

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

Since the inception of the Repurchase Program authorized on May 5, 2026, the Company has repurchased an aggregate of approximately 1.8 million shares of common stock for $72.5 million at an average purchase price of $40.84 per share. As of September 30, 2026, approximately $177.5 million remained available under the Repurchase Program for future share repurchases. The Company did not have an active share repurchase program during 2025.

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

Accumulated Other Comprehensive Income (Loss)

The change in AOCI for the three and nine months ended September 30, 2026 is summarized as follows, net of tax (dollars in thousands):

	Unrealized		Unrealized
	Gains (Losses)	Change in Fair	Gains
	on AFS	Value of Cash	(Losses) on
	Securities	Flow Hedge	BOLI	Total
AOCI (loss) – June 30, 2026	$(251,234)	$(25,275)	$(284)	$(276,793)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification	(122,395)	(5,854)	—	(128,249)
Amounts reclassified from AOCI into earnings	(8)	2,701	(68)	2,625
Net current period other comprehensive loss	(122,403)	(3,153)	(68)	(125,624)
AOCI (loss) – September 30, 2026	$(373,637)	$(28,428)	$(352)	$(402,417)

	Unrealized		Unrealized
	Gains (Losses)	Change in Fair	Gains
	on AFS	Value of Cash	(Losses) on
	Securities	Flow Hedge	BOLI	Total
AOCI (loss) – December 31, 2025	$(234,702)	$(21,165)	$(220)	$(256,087)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassification	(138,923)	(15,218)	356	(153,785)
Amounts reclassified from AOCI into earnings	(12)	7,955	(488)	7,455
Net current period other comprehensive loss	(138,935)	(7,263)	(132)	(146,330)
AOCI (loss) – September 30, 2026	$(373,637)	$(28,428)	$(352)	$(402,417)

The change in AOCI for the three and nine months ended September 30, 2025 is summarized as follows, net of tax (dollars in thousands):

	Unrealized		Unrealized
	Gains (Losses)	Change in Fair	Gains
	on AFS	Value of Cash	(Losses)
	Securities	Flow Hedge	on BOLI	Total
AOCI (loss) – June 30, 2025	$(294,373)	$(26,540)	$127	$(320,786)
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassification	35,020	(1,026)	—	33,994
Amounts reclassified from AOCI into earnings	(3)	3,889	(202)	3,684
Net current period other comprehensive income (loss)	35,017	2,863	(202)	37,678
AOCI (loss) – September 30, 2025	$(259,356)	$(23,677)	$(75)	$(283,108)

	Unrealized		Unrealized
	Gains (Losses)	Change in Fair	Gains
	on AFS	Value of Cash	(Losses)
	Securities	Flow Hedge	on BOLI	Total
AOCI (loss) – December 31, 2024	$(317,142)	$(43,078)	$534	$(359,686)
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassification	57,721	7,899	(10)	65,610
Amounts reclassified from AOCI into earnings	65	11,502	(599)	10,968
Net current period other comprehensive income (loss )	57,786	19,401	(609)	76,578
AOCI (loss) – September 30, 2025	$(259,356)	$(23,677)	$(75)	$(283,108)

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

●	AFS Securities: AFS securities are recorded at fair value on a recurring basis. The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuation for periods ended September 30, 2026 and December 31, 2025. The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the table below.

●	Loans Held for Sale: Residential loans originated for sale in the open market are carried at fair value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of “Mortgage banking income” on the Company’s Consolidated Statements of Income.

●	Derivative Instruments: The Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities, as well as to manage the Company’s exposure to credit risk related to the borrower’s performance under interest rate derivatives. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard techniques based on observable market inputs and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of MBS by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or be funded. No significant differences were identified during the valuations as of September 30, 2026 and December 31, 2025. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of the periods ended (dollars in thousands):

	Fair Value Measurements at September 30, 2026 using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
AFS securities:
U.S. government and agency securities	$89,383	$10,408	$—	$99,791
Obligations of states and political subdivisions	—	439,216	—	439,216
Corporate and other bonds (1)	—	204,545	—	204,545
MBS	—	3,003,392	—	3,003,392
Other securities	—	2,021	—	2,021
LHFS	—	16,825	—	16,825
Financial Derivatives (2)	—	177,551	—	177,551

LIABILITIES
Financial Derivatives (2)	$—	$249,758	$—	$249,758

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

The following tables summarize the Company’s financial assets that were measured on a nonrecurring basis as of the periods ended (dollars in thousands):

Fair Value Measurements using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
September 30, 2026
ASSETS
Individually assessed loans	$—	$—	$—	$—
December 31, 2025
ASSETS
Individually assessed loans (1)	$—	$—	$1,330	$1,330

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

●	Cash and Cash Equivalents: The carrying amount is a reasonable estimate of fair value.
●	HTM Securities: The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2; however, there are a few investments that are considered to be Level 3. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio; no material differences were identified during the valuations as of September 30, 2026 and December 31, 2025.
●	Loans Held for Investment: The fair value of LHFI were estimated using an exit price, representing the amount that would be expected to be received if the Company sold the LHFI. The fair value of performing LHFI were estimated through use of discounted cash flows. Credit loss assumptions were based on market probability of default/loss given default for loan and lease cohorts. The discount rate was based primarily on recent market origination rates. Fair value of LHFI individually assessed and their respective levels within the fair value hierarchy are described in the previous section related to fair value measurements of assets that are measured on a nonrecurring basis.
●	Accrued Interest: The carrying amounts of accrued interest approximate fair value.
●	Bank Owned Life Insurance: The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.
●	Deposits: The fair value of demand deposits, savings accounts, brokered deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
●	Borrowings: The carrying amounts of federal funds purchased, securities sold under repurchase agreements and any other short-term borrowings approximate their fair value. The fair values of the Company’s long-term borrowings, including trust preferred securities are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

The carrying values and estimated fair values of the Company’s financial instruments as of the periods ended are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2026 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$700,761	$700,761	$—	$—	$700,761
AFS securities	3,748,965	89,383	3,659,582	—	3,748,965
HTM securities	845,326	—	761,390	856	762,246
Restricted stock	190,101	—	190,101	—	190,101
LHFS	16,825	—	16,825	—	16,825
LHFI, net of unearned income	29,296,616	—	—	28,853,785	28,853,785
Financial Derivatives (1)	177,551	—	177,551	—	177,551
Accrued interest receivable	129,229	—	129,229	—	129,229
BOLI	683,224	—	683,224	—	683,224

LIABILITIES
Deposits	$30,965,529	$—	$30,947,823	$—	$30,947,823
Borrowings	1,622,403	—	1,592,353	—	1,592,353
Accrued interest payable	21,128	—	21,128	—	21,128
Financial Derivatives (1)	249,758	—	249,758	—	249,758

(1) Includes hedged and non-hedged derivatives.

	Fair Value Measurements at December 31, 2025 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total Fair
		Identical Assets	Inputs	Inputs	Value
	Carrying
	Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$966,462	$966,462	$—	$—	$966,462
AFS securities	4,194,301	88,946	4,105,355	—	4,194,301
HTM securities	884,216	—	855,906	906	856,812
Restricted stock	190,200	—	190,200	—	190,200
LHFS	18,486	—	18,486	—	18,486
LHFI, net of unearned income	27,796,167	—	—	27,517,137	27,517,137
Financial Derivatives (1)	112,686	—	112,686	—	112,686
Accrued interest receivable	131,741	—	131,741	—	131,741
BOLI	672,890	—	672,890	—	672,890

LIABILITIES
Deposits	$30,471,636	$—	$30,467,372	$—	$30,467,372
Borrowings	1,497,292	—	1,435,699	—	1,435,699
Accrued interest payable	19,412	—	19,412	—	19,412
Financial Derivatives (1)	166,690	—	166,690	—	166,690

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

11. INCOME TAXES

The Company’s effective tax rate was 21.1% for the quarter ended September 30, 2026, compared to 20.8% for the quarter ended September 30, 2025. For the nine months ended September 30, 2026 and September 30, 2025, the effective tax rates were 21.1% and 17.2%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2026 was primarily due to a $7.7 million income tax benefit recognized in the second quarter of 2025 related to the revaluation of the Company’s state net deferred tax asset following the Sandy Spring acquisition, as well as an overall increase in the proportion of taxable income to tax-exempt income.

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the Company’s view regarding the future realization of deferred tax assets. The Company’s valuation allowance was $5.8 million and $7.8 million as of September 30, 2026 and December 31, 2025, respectively. The decrease in the valuation allowance primarily reflected an increase in state taxable income, which increased the amount of certain state deferred tax assets expected to be utilized. The Company analyzed the tax positions taken or expected to be taken on its tax returns for the periods ending December 31, 2025, 2024, and 2023, and concluded the Company had no material liability related to uncertain tax positions.

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

The following table presents basic and diluted EPS calculations for the three and nine months ended September 30, (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Net Income
Net Income	$136,632	$92,140	$419,811	$161,749
Less: Preferred stock dividends	2,967	2,967	8,901	8,901
Net income available to common shareholders	$133,665	$89,173	$410,910	$152,848

Weighted average shares outstanding, basic	141,293	141,729	141,762	124,403
Dilutive effect of stock awards and Forward Sale Agreements	349	257	317	392
Weighted average shares outstanding, diluted	141,642	141,986	142,079	124,795

Earnings per common share, basic	$0.95	$0.63	$2.90	$1.23
Earnings per common share, diluted	$0.94	$0.63	$2.89	$1.22

13. SEGMENT REPORTING AND REVENUE

Operating Segments

The Company has two reportable operating segments, Wholesale Banking and Consumer Banking, with corporate support functions and intercompany eliminations being presented within Corporate Other.

Segment Results

The following table presents and reconciles income before income taxes compared to the Consolidated Statements of Income. Income before income taxes totaled $173.2 million and $116.3 million for the three months ended September 30, 2026 and September 30, 2025, respectively. The information is disaggregated by major source and reportable operating segment for the three months ended September 30, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
2026
Interest and dividend income (expense) (1)	$453,821	$245,822	$(198,510)	$501,133
Interest expense (income) (1)	291,194	134,699	(253,182)	172,711
Net interest income	162,627	111,123	54,672	328,422
Provision for credit losses	350	5,186	195	5,731
Net interest income after provision for credit losses	162,277	105,937	54,477	322,691
Noninterest income	29,486	18,864	6,442	54,792
Noninterest expense	92,941	107,991	3,401	204,333
Income before income taxes	$98,822	$16,810	$57,518	$173,150
2025
Interest and dividend income (expense) (1)	$454,493	$252,031	$(203,087)	$503,437
Interest expense (income) (1)	293,637	137,295	(246,705)	184,227
Net interest income	160,856	114,736	43,618	319,210
Provision for credit losses	14,368	1,858	7	16,233
Net interest income after provision for credit losses	146,488	112,878	43,611	302,977
Noninterest income	29,000	19,945	2,806	51,751
Noninterest expense	92,982	108,850	36,614	238,446
Income before income taxes	$82,506	$23,973	$9,803	$116,282

(1) The Company uses a funds transfer pricing methodology for net interest income, which utilizes the matched funding approach to allocate the cost of funds used or credit for funds provided to all operating loans and deposits, resulting in interest and dividend expense and interest income in the Corporate Other segment.

The following table presents and reconciles income before income taxes compared to the Consolidated Statements of Income. Income before income taxes totaled $532.3 million and $195.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The information is disaggregated by major source and reportable operating segment for the nine months ended September 30, (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other	Total
2026
Interest and dividend income (expense) (1)	$1,321,625	$713,906	$(575,836)	$1,459,695
Interest expense (income) (1)	835,085	384,510	(725,813)	493,782
Net interest income	486,540	329,396	149,977	965,913
Provision for credit losses	6,010	12,884	1,311	20,205
Net interest income after provision for credit losses	480,530	316,512	148,666	945,708
Noninterest income	91,296	56,309	52,218	199,823
Noninterest expense	277,685	318,622	16,972	613,279
Income before income taxes	$294,141	$54,199	$183,912	$532,252
2025
Interest and dividend income (expense) (1)	$1,194,795	$656,655	$(531,805)	$1,319,645
Interest expense (income) (1)	776,220	353,285	(634,605)	494,900
Net interest income	418,575	303,370	102,800	824,745
Provision for credit losses	109,435	30,136	7	139,578
Net interest income after provision for credit losses	309,140	273,234	102,793	685,167
Noninterest income	64,450	54,240	43,746	162,436
Noninterest expense	232,787	274,932	144,608	652,327
Income before income taxes	$140,803	$52,542	$1,931	$195,276

(1) The Company uses a funds transfer pricing methodology for net interest income, which utilizes the matched funding approach to allocate the cost of funds used or credit for funds provided to all operating loans and deposits, resulting in interest and dividend expense and interest income in the Corporate Other segment.

The following table presents the Company’s operating segment results for key balance sheet metrics as of the periods ended (dollars in thousands):

	Wholesale Banking	Consumer Banking	Corporate Other (1)	Total
September 30, 2026
LHFI, net of unearned income	$24,308,720	$5,564,576	$(576,680)	$29,296,616
Goodwill (2)	1,281,726	473,149	—	1,754,875
Deposits (3)	11,738,293	17,859,573	1,367,663	30,965,529
December 31, 2025
LHFI, net of unearned income	$23,179,687	$5,317,949	$(701,469)	$27,796,167
Goodwill	1,254,979	478,308	—	1,733,287
Deposits (3)	11,339,236	17,820,026	1,312,374	30,471,636

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

(3) Corporate Other primarily includes brokered deposits.

Revenue

Noninterest income disaggregated by major source for the three and nine months ended September 30, consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Noninterest income:
Service charges on deposit accounts (1):
Overdraft fees	$6,608	$6,396	$18,551	$18,036
Maintenance fees & other	6,278	6,442	18,710	16,707
Other service charges, commissions, and fees (1)	2,266	2,325	6,490	6,332
Interchange fees (1)	3,697	4,089	10,773	10,816
Fiduciary and asset management fees (1):
Trust asset management fees	10,126	8,730	32,041	20,542
Registered advisor management fees	7,915	7,240	23,147	14,143
Brokerage management fees	2,411	2,625	6,902	8,329
Mortgage banking income	1,528	2,811	6,211	6,605
Bank owned life insurance income	5,954	5,116	16,888	15,979
Loan-related interest rate swap fees	4,530	5,911	14,988	10,043
Other operating income (2)(3)	3,479	66	45,122	34,904
Total noninterest income	$54,792	$51,751	$199,823	$162,436

(1) Income within scope of ASC 606, Revenue from Contracts with Customers.

(2) Includes a $32.3 million pre-tax gain on sale of equity interest in Bearing Insurance Group, LLC (“Bearing Insurance”) for the nine months ended September 30, 2026.

(3) Includes a $4.8 million pre-tax loss related to the final CRE loan sale settlement for the three months ended September 30, 2025. Includes a $14.3 million pre-tax gain on the sale of equity interest in Cary Street Partners LLC (“CSP”) and a $10.9 million pre-tax gain on CRE loan sale for the nine months ended September 30, 2025.

The following tables present noninterest income disaggregated by reportable operating segment for the three and nine months ended September 30, (dollars in thousands):

Three Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
2026
Noninterest income:
Service charges on deposit accounts	$4,625	$8,261	$—	$12,886
Other service charges, commissions and fees	662	1,604	—	2,266
Fiduciary and asset management fees	17,967	2,485	—	20,452
Mortgage banking income	—	1,528	—	1,528
Other income	6,232	4,986	6,442	17,660
Total noninterest income	$29,486	$18,864	$6,442	$54,792
2025
Noninterest income:
Service charges on deposit accounts	$4,537	$8,301	$—	$12,838
Other service charges, commissions and fees	813	1,437	75	2,325
Fiduciary and asset management fees	16,548	2,047	—	18,595
Mortgage banking income	—	2,811	—	2,811
Other income	7,102	5,349	2,731	15,182
Total noninterest income	$29,000	$19,945	$2,806	$51,751

Nine Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other (1)(2)	Total
2026
Noninterest income:
Service charges on deposit accounts	$13,721	$23,540	$—	$37,261
Other service charges, commissions and fees	1,746	4,744	—	6,490
Fiduciary and asset management fees	54,868	7,222	—	62,090
Mortgage banking income	—	6,211	—	6,211
Other income	20,961	14,592	52,218	87,771
Total noninterest income	$91,296	$56,309	$52,218	$199,823
2025
Noninterest income:
Service charges on deposit accounts	$11,818	$22,925	$—	$34,743
Other service charges, commissions and fees	1,717	4,426	189	6,332
Fiduciary and asset management fees	37,076	5,938	—	43,014
Mortgage banking income	—	6,605	—	6,605
Other income	13,839	14,346	43,557	71,742
Total noninterest income	$64,450	$54,240	$43,746	$162,436

(1) For the three months ended September 30, 2026, other income primarily includes income from BOLI. Other income for the nine months ended September 30, 2026 includes a $32.3 million pre-tax gain on sale of equity interest in Bearing Insurance and income from BOLI.

(2) For the three months ended September 30, 2025, other income primarily includes income from BOLI and equity method investment income, partially offset by a $4.8 million pre-tax loss related to the final CRE loan sale settlement. For the nine months ended September 30, 2025, other income primarily includes a $14.3 million pre-tax gain on the sale of equity interest in CSP, a $10.9 million pre-tax gain on CRE loan sale, and income from BOLI.

The following tables present noninterest expense disaggregated by reportable operating segment for the three and nine months ended September 30, (dollars in thousands):

Three Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other	Total
2026
Noninterest expense:
Salaries and benefits	$33,783	$28,797	$51,398	$113,978
Occupancy expenses	456	8,236	4,397	13,089
Technology and data processing	2,307	438	14,747	17,492
Furniture and equipment expenses	98	1,601	3,905	5,604
Loan-related expenses	642	1,018	884	2,544
Other expenses (1)	55,655	67,901	(71,930)	51,626
Total noninterest expense	$92,941	$107,991	$3,401	$204,333
2025
Noninterest expense:
Salaries and benefits	$30,979	$27,892	$49,448	$108,319
Occupancy expenses	418	8,056	5,108	13,582
Technology and data processing	1,138	504	15,367	17,009
Furniture and equipment expenses	103	1,204	5,229	6,536
Loan-related expenses	386	1,436	111	1,933
Other expenses (1)	59,958	69,758	(38,649)	91,067
Total noninterest expense	$92,982	$108,850	$36,614	$238,446

Nine Months Ended:	Wholesale Banking	Consumer Banking	Corporate Other	Total
2026
Noninterest expense:
Salaries and benefits	$100,817	$84,483	$154,400	$339,700
Occupancy expenses	1,224	24,960	12,969	39,153
Technology and data processing	5,929	1,115	42,066	49,110
Furniture and equipment expenses	262	4,870	11,559	16,691
Loan-related expenses	2,039	3,922	2,157	8,118
Other expenses (1)	167,414	199,272	(206,179)	160,507
Total noninterest expense	$277,685	$318,622	$16,972	$613,279
2025
Noninterest expense:
Salaries and benefits	$84,586	$77,666	$131,424	$293,676
Occupancy expenses	1,064	20,755	13,125	34,944
Technology and data processing	3,364	1,075	40,005	44,444
Furniture and equipment expenses	229	3,494	13,071	16,794
Loan-related expenses	247	3,271	943	4,461
Other expenses (1)	143,297	168,671	(53,960)	258,008
Total noninterest expense	$232,787	$274,932	$144,608	$652,327

(1) Includes allocated expenses

14. SUBSEQUENT EVENTS

Dividends

On October 29, 2026, the Company’s Board of Directors declared a quarterly dividend on the outstanding shares of its Series A preferred stock. The Series A preferred stock is represented by depositary shares, each representing a 1/400th ownership interest in a share of Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on December 1, 2026 to preferred shareholders of record as of November 16, 2026.

The Company’s Board of Directors also declared a quarterly dividend of $0.40 per share of common stock. The common stock dividend is payable on November 27, 2026 to common shareholders of record as of November 13, 2026.

Share Repurchase Program

As discussed in Note 9 “Stockholders’ Equity”, the Company has an active Repurchase Program. Subsequent to the quarter ended September 30, 2026, as part of the Repurchase Program, approximately 1.6 million shares (or $62.5 million) were repurchased between October 1, 2026 and November 3, 2026. As of November 3, 2026, the Company is authorized under the Repurchase Program to repurchase approximately $115.0 million of additional shares of the Company’s common stock.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlantic Union Bankshares Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Atlantic Union Bankshares Corporation and subsidiaries (the Company) as of September 30, 2026, the related consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and nine-month periods ended September 30, 2026 and 2025, the consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

November 3, 2026

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding our strategic expansion into North Carolina, including our expectations regarding new branch openings; statements regarding our investments in strategic technology initiatives; business, financial and operating results, including our deposit base and funding; the impact of changes in economic conditions, the interest rate environment, economic, fiscal or trade policy and the potential related impacts on our business and loan demand; management’s beliefs regarding our liquidity, capital resources, asset quality, CRE loan portfolio and our customer relationships; and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “seek to,” “potential,” “continue,” “confidence,” or words of similar meaning or other statements concerning opinions or judgment of the Company and our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in

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

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements based on the application of accounting and reporting policies in accordance with GAAP and general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, which require the use of estimates, assumptions, and judgments, which may prove inaccurate or are subject to variations. Changes in underlying factors, estimates, assumptions or judgments could result in material changes in our consolidated financial position and/or results of operations.

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

RESULTS OF OPERATIONS

Strategic Actions

Repurchase Program

On May 5, 2026, our Board of Directors authorized the Repurchase Program to purchase up to $250.0 million of our common stock through May 5, 2027 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since the inception of the Repurchase Program, we repurchased approximately 1.8 million common shares for $72.5 million at an average purchase price of $40.84 per share. As of September 30, 2026, approximately $177.5 million of share repurchases remained available under the Repurchase Program for future share repurchases.

Subordinated Debt

During the third quarter of 2026, we issued $250.0 million in aggregate principal amount of our 6.25% Fixed-to-Floating Rate Subordinated Notes due August 1, 2036. The 2036 Subordinated Notes convert to a floating rate equal to three-month term SOFR, plus a spread of 213 bps on August 1, 2031. The 2036 Subordinated Notes qualify for Tier 2 capital treatment. Net proceeds from the issuance, after underwriting discounts and offering expenses, were approximately $246.8 million.

We used the net proceeds to redeem the $168.0 million principal amount of our previously outstanding 4.25% Fixed-to-Floating Rate Subordinated Notes due in 2029, plus accrued interest, and for general corporate purposes. The 2029 Subordinated Notes transitioned to a floating interest rate on November 15, 2024, and had a rate of 6.53% at the time of redemption. As a result of the redemption, we recognized a $2.7 million pre-tax loss on debt extinguishment in the third quarter of 2026, recorded within noninterest expense, reflecting the acceleration of acquisition-related fair value marks associated with the 2029 Subordinated Notes.

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

In the first nine months of 2026, financial markets experienced increased and prolonged economic uncertainty arising from international conflicts, including those in the Middle East, and changes in the unemployment rate. These factors could adversely affect the U.S. and global economies and financial markets, including by increasing inflation and leading to a slowdown of future economic growth and ultimately recessionary conditions.

In September 2026, the FOMC increased the target range for the Federal Funds rate by 25 bps to 3.75% to 4.00%. In October 2026, the FOMC decided to maintain the target range for the Federal Funds rate at 3.75% to 4.00%. The FOMC noted that economic activity is expanding at a strong pace despite elevated uncertainty due in part to geopolitical developments. In light of this continued uncertainty and elevated inflation, it is difficult to predict how the Federal Reserve will balance possible inflationary pressure with the potential of slower economic growth and rising risks in employment.

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

SUMMARY OF FINANCIAL RESULTS

Executive Overview

Third Quarter Net Income & Performance Metrics

●	Net income available to common shareholders was $133.7 million and basic and diluted EPS was $0.95 and $0.94, respectively for the third quarter of 2026, compared to net income available to common shareholders of $89.2 million and basic and diluted EPS of $0.63 for the third quarter of 2025.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes, where applicable), merger-related costs ($26.9 million in the third quarter of 2025), loss on debt extinguishment ($2.0 million in the third quarter of 2026), loss on CRE loan sale ($3.7 million in the third quarter of 2025), and gains on the sale of securities ($8 thousand in the third quarter 2026 and $3 thousand in the third quarter 2025) was $135.6 million and adjusted diluted operating EPS(+) was $0.96 for the third quarter of 2026, compared to adjusted operating earnings available to common shareholders(+) of $119.7 million and adjusted diluted operating EPS(+) of $0.84 for the third quarter of 2025.

First Nine Months Net Income & Performance Metrics

●	Net income available to common shareholders was $410.9 million and basic and diluted EPS was $2.90 and $2.89, respectively for the first nine months of 2026, while net income available to common shareholders of $152.8 million and basic and diluted EPS was $1.23 and $1.22, respectively, for the first nine months of 2025.
●	Adjusted operating earnings available to common shareholders(+), which excludes (net of taxes, where applicable), merger-related costs ($7.0 million in 2026 and $94.8 million in 2025), the CECL Day 1 non-PCD loans and RUC provision expense ($77.7 million in 2025), loss on debt extinguishment ($2.0 million in 2026), gain on the sale of equity interest in Bearing Insurance ($24.0 million in 2026), gain on CRE loan sale ($8.4 million in 2025), gain on the sale of equity interest in CSP ($10.7 million in 2025), and gains and losses on the sale of securities (gains of $12 thousand in 2026 and losses of $64 thousand in 2025) was $395.8 million and adjusted diluted operating EPS(+) was $2.79 for the nine months ended September 30, 2026, compared to adjusted operating earnings available to common shareholders(+) of $306.4 million and adjusted diluted operating EPS(+) of $2.46 for the first nine months of 2025.

Balance Sheet

●	Total assets were $38.4 billion at September 30, 2026, an increase of $765.9 million or 2.7% (annualized) from December 31, 2025. The increase in total assets was primarily due to increases in LHFI, partially offset by decreases in securities and cash and cash equivalents.
●	LHFI were $29.3 billion at September 30, 2026, an increase of $1.5 billion from December 31, 2025 or 7.2% (annualized), primarily due to increases in the commercial and industrial, construction and land development, and other commercial portfolios.
●	Total securities were $4.8 billion at September 30, 2026, a decrease of $484.3 million or 12.3% (annualized) from December 31, 2025, primarily due to principal repayments of AFS mortgage-backed securities and the impact of higher market interest rates on the fair value of AFS securities. AFS securities totaled $3.7 billion at September 30, 2026 and $4.2 billion at December 31, 2025. At September 30, 2026, total net unrealized losses on the AFS securities portfolio were $475.0 million, an increase of $179.3 million from $295.7 million at December 31, 2025. HTM securities are carried at cost and totaled $845.3 million at September 30, 2026, compared to $884.2 million at December 31, 2025 and had net unrealized losses of $83.1 million at September 30, 2026, an increase of $55.7 million from $27.4 million at December 31, 2025.
●	Total deposits were $31.0 billion at September 30, 2026, an increase of $493.9 million or 2.2% (annualized) from December 31, 2025, primarily due to an increase in total interest-bearing customer deposits, partially offset by decreases in demand and brokered deposits.
●	Total borrowings were $1.6 billion at September 30, 2026, an increase of $125.1 million or 11.2% (annualized) from December 31, 2025, primarily driven by an increase in long-term borrowings due to the net impact of the 2036 Subordinated Notes issuance and 2029 Subordinated Notes redemption, and an increase in customer repurchase agreements.

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

The following tables show interest and dividend income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended September 30, (dollars in thousands):

	For the Three Months Ended
	2026	2025	Change
Average interest-earning assets	$34,091,046	$33,563,417	$527,629
Interest and dividend income	$501,133	$503,437	$(2,304)
Interest and dividend income (FTE) (+)	$505,826	$507,856	$(2,030)
Yield on interest-earning assets	5.83%	5.95%	(12)	bps
Yield on interest-earning assets (FTE) (+)	5.89%	6.00%	(11)	bps
Average interest-bearing liabilities	$25,602,707	$24,940,541	$662,166
Interest expense	$172,711	$184,227	$(11,516)
Cost of interest-bearing liabilities	2.68%	2.93%	(25)	bps
Cost of funds	2.01%	2.17%	(16)	bps
Net interest income	$328,422	$319,210	$9,212
Net interest income (FTE) (+)	$333,115	$323,629	$9,486
Net interest margin	3.82%	3.77%	5	bps
Net interest margin (FTE) (+)	3.88%	3.83%	5	bps

For the third quarter of 2026, our net interest income was $328.4 million, an increase of $9.2 million from the third quarter of 2025, and our net interest income (FTE)(+) was $333.1 million, an increase of $9.5 million from the third quarter of 2025. The increases were primarily the result of a decrease in interest expense, primarily resulting from decreased costs on customer interest-bearing deposits, reflecting the impact of the Federal Reserve lowering the Federal Funds rate 75 bps between September and December 2025, as well as higher interest income due to loan growth. The aforementioned increases were partially offset by a decrease in interest income on deposits in other banks and an increase in short-term borrowing costs.

For the third quarter of 2026, our net interest margin and our net interest margin (FTE)(+) each increased 5 bps from the third quarter of 2025 to 3.82% and 3.88%, respectively. The increases in net interest margin and net interest margin (FTE)(+) were primarily driven by lower cost of funds, partially offset by lower earning asset yields. Our cost of funds decreased 16 bps to 2.01% from 2.17% in the third quarter of 2025, due to decreased costs on customer interest-bearing deposits, primarily due to the Federal Funds rate cuts discussed above. Our earning asset yield decreased 12 bps to 5.83% for the third quarter of 2026 from 5.95% in the third quarter of 2025, primarily due to lower loan yields, reflecting overall lower level of interest rates as compared to third quarter of 2025.

The following tables show interest and dividend income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the nine months ended September 30, (dollars in thousands):

	For the Nine Months Ended
	2026	2025	Change
Average interest-earning assets	$33,673,838	$29,973,209	$3,700,629
Interest and dividend income	$1,459,695	$1,319,645	$140,050
Interest and dividend income (FTE) (+)	$1,473,501	$1,332,184	$141,317
Yield on interest-earning assets	5.80%	5.89%	(9)	bps
Yield on interest-earning assets (FTE) (+)	5.85%	5.94%	(9)	bps
Average interest-bearing liabilities	$25,154,881	$22,367,568	$2,787,313
Interest expense	$493,782	$494,900	$(1,118)
Cost of interest-bearing liabilities	2.62%	2.96%	(34)	bps
Cost of funds	1.96%	2.21%	(25)	bps
Net interest income	$965,913	$824,745	$141,168
Net interest income (FTE) (+)	$979,719	$837,284	$142,435
Net interest margin	3.84%	3.68%	16	bps
Net interest margin (FTE) (+)	3.89%	3.73%	16	bps

For the first nine months of 2026 net interest income was $965.9 million, an increase of $141.2 million from the same period of 2025, and our net interest income (FTE)(+) was $979.7 million, an increase of $142.4 million from the same period of 2025. The increases in both net interest income and net interest income (FTE)(+) were driven primarily by higher interest income on LHFI, reflecting loan growth and increased loan accretion income, as well as decreased cost on customer interest-bearing deposits, reflecting the impact of the Federal Reserve lowering the Federal Funds rate 75 bps between September and December 2025. The aforementioned increases were partially offset by higher borrowing costs from both short-term and long-term borrowings.

For the first nine months of 2026, our net interest margin and net interest margin (FTE)(+) both increased 16 bps to 3.84% and 3.89%, respectively, compared to the first nine months of 2025. The increases were primarily driven by lower cost of funds, partially offset by lower yield on interest-earning assets. Our cost of funds decreased 25 bps to 1.96% from 2.21% in the same period of 2025, due primarily to decreased costs on customer interest-bearing deposits, resulting from the Federal Funds rate decreases discussed above. Our earning asset yield decreased 9 bps to 5.80% for the first nine months of 2026 from 5.89% in the same period of 2025, due primarily to lower loan yields, partially offset by higher accretion income.

Our net interest margin and net interest margin (FTE)(+) includes the impact of acquisition accounting fair value adjustments. The impact of accretion and amortization for the periods presented are reflected in the following table (dollars in thousands):

		Deposit
	Loan	Accretion	Borrowings
	Accretion	(Amortization)	Amortization	Total
For the quarter ended March 31, 2025	$13,286	$(415)	$(287)	$12,584
For the quarter ended June 30, 2025	45,744	1,884	(2,256)	45,372
For the quarter ended September 30, 2025	43,949	1,237	(3,266)	41,920
For the quarter ended March 31, 2026	35,602	366	(3,044)	32,924
For the quarter ended June 30, 2026	40,449	111	(621)	39,939
For the quarter ended September 30, 2026	41,298	19	(452)	40,865

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three and nine months ended September 30, (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended
	2026			2025
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$3,580,534	$38,793	4.30%	$3,677,164	$40,601	4.38%
Tax-exempt	1,314,635	11,222	3.39%	1,278,133	10,651	3.31%
Total securities	4,895,169	50,015	4.05%	4,955,297	51,252	4.10%
LHFI, net of unearned income (3)(4)	28,927,866	453,611	6.22%	27,386,338	443,639	6.43%
Other earning assets	268,011	2,200	3.26%	1,221,782	12,965	4.21%
Total earning assets	34,091,046	$505,826	5.89%	33,563,417	$507,856	6.00%
Allowance for loan and lease losses	(300,123)			(320,915)
Total non-earning assets	4,185,040			4,134,881
Total assets	$37,975,963			$37,377,383

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$14,828,582	$84,865	2.27%	$14,899,443	$98,205	2.61%
Regular savings	2,634,711	12,207	1.84%	2,889,284	14,240	1.96%
Time deposits (5)	6,422,120	56,481	3.49%	6,283,031	58,276	3.68%
Total interest-bearing deposits	23,885,413	153,553	2.55%	24,071,758	170,721	2.81%
Other borrowings (6)	1,717,294	19,158	4.43%	868,783	13,506	6.17%
Total interest-bearing liabilities	25,602,707	$172,711	2.68%	24,940,541	$184,227	2.93%
Noninterest-bearing liabilities:
Demand deposits	6,622,362			6,959,897
Other liabilities	605,951			609,956
Total liabilities	32,831,020			32,510,394
Stockholders' equity	5,144,943			4,866,989
Total liabilities and stockholders' equity	$37,975,963			$37,377,383
Net interest income (FTE) (+)		$333,115			$323,629

Interest rate spread			3.21%			3.07%
Cost of funds			2.01%			2.17%
Net interest margin			3.82%			3.77%
Net interest margin (FTE) (+)			3.88%			3.83%

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

(6) Interest expense on borrowings includes amortization of the fair market value adjustments related to acquisitions, as disclosed above.

	For the Nine Months Ended
	2026			2025
		Interest			Interest
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense (1)	Rate (1)(2)	Balance	Expense (1)	Rate (1)(2)
Assets:
Securities:
Taxable	$3,704,990	$118,773	4.29%	$3,089,323	$102,509	4.44%
Tax-exempt	1,320,265	33,800	3.42%	1,271,306	31,557	3.32%
Total securities	5,025,255	152,573	4.06%	4,360,629	134,066	4.11%
LHFI, net of deferred fees and costs (3)(4)	28,337,859	1,313,419	6.20%	24,336,012	1,154,362	6.34%
Other earning assets	310,724	7,509	3.23%	1,276,568	43,756	4.58%
Total earning assets	33,673,838	$1,473,501	5.85%	29,973,209	$1,332,184	5.94%
Allowance for loan and lease losses	(296,803)			(283,733)
Total non-earning assets	4,180,537			3,688,902
Total assets	$37,557,572			$33,378,378

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$14,827,038	$247,351	2.23%	$13,338,514	$260,611	2.61%
Regular savings	2,654,917	33,862	1.71%	2,262,670	28,559	1.69%
Time deposits (5)	6,184,345	160,556	3.47%	5,856,307	168,480	3.85%
Total interest-bearing deposits	23,666,300	441,769	2.50%	21,457,491	457,650	2.85%
Other borrowings (6)	1,488,581	52,013	4.67%	910,077	37,250	5.47%
Total interest-bearing liabilities	25,154,881	$493,782	2.62%	22,367,568	$494,900	2.96%
Noninterest-bearing liabilities:
Demand deposits	6,704,400			6,161,585
Other liabilities	585,174			572,238
Total liabilities	32,444,455			29,101,391
Stockholders' equity	5,113,117			4,276,987
Total liabilities and stockholders' equity	$37,557,572			$33,378,378
Net interest income (FTE) (+)		$979,719			$837,284

Interest rate spread			3.23%			2.98%
Cost of funds			1.96%			2.21%
Net interest margin			3.84%			3.68%
Net interest margin (FTE) (+)			3.89%			3.73%

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

	Three Months Ended			Nine Months Ended
	2026 vs. 2025			2026 vs. 2025
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(1,055)	$(753)	$(1,808)	$19,837	$(3,573)	$16,264
Tax-exempt	308	263	571	1,236	1,007	2,243
Total securities	(747)	(490)	(1,237)	21,073	(2,566)	18,507
Loans, net (1)	24,462	(14,490)	9,972	186,011	(26,954)	159,057
Other earning assets	(8,345)	(2,420)	(10,765)	(26,080)	(10,167)	(36,247)
Total earning assets	$15,370	$(17,400)	$(2,030)	$181,004	$(39,687)	$141,317
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$(465)	$(12,875)	$(13,340)	$27,242	$(40,502)	$(13,260)
Regular savings	(1,210)	(823)	(2,033)	5,000	303	5,303
Time deposits (2)	1,270	(3,065)	(1,795)	9,102	(17,026)	(7,924)
Total interest-bearing deposits	(405)	(16,763)	(17,168)	41,344	(57,225)	(15,881)
Other borrowings (3)	10,301	(4,649)	5,652	20,861	(6,098)	14,763
Total interest-bearing liabilities	9,896	(21,412)	(11,516)	62,205	(63,323)	(1,118)
Change in net interest income (FTE)(+)	$5,474	$4,012	$9,486	$118,799	$23,636	$142,435

(1) The rate-related changes in interest income on loans includes the impact of accretion of the acquisition-related fair market value adjustments, as disclosed above.

(2) The rate-related changes in interest expense on deposits includes the impact of accretion (amortization) of the acquisition-related fair market value adjustments, as disclosed above.

(3) The rate-related changes in interest expense on other borrowings include the impact of amortization of the acquisition-related fair market value adjustments, as disclosed above.

NONINTEREST INCOME

Three Months Ended September 30, 2026 and September 30, 2025

	September 30,		Change
	2026	2025	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$12,886	$12,838	$48	0.4%
Other service charges, commissions and fees	2,266	2,325	(59)	(2.5)%
Interchange fees	3,697	4,089	(392)	(9.6)%
Fiduciary and asset management fees	20,452	18,595	1,857	10.0%
Mortgage banking income	1,528	2,811	(1,283)	(45.6)%
Bank owned life insurance income	5,954	5,116	838	16.4%
Loan-related interest rate swap fees	4,530	5,911	(1,381)	(23.4)%
Other operating income	3,479	66	3,413	NM %
Total noninterest income	$54,792	$51,751	$3,041	5.9%

NM = Not Meaningful

Our noninterest income increased $3.0 million or 5.9% to $54.8 million for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025. This increase was primarily driven by a $3.4 million increase in other operating income, reflecting the impact of a $4.8 million pre-tax loss incurred in the third quarter of 2025 related to the final CRE loan sale settlement, partially offset by lower equity method investment income.

Our adjusted operating noninterest income(+), which excludes the pre-tax loss on CRE loan sale ($4.8 million in the third quarter of 2025) and the pre-tax gains on sale of securities ($10 thousand in the third quarter of 2026 and $4 thousand in the third quarter of 2025), decreased $1.8 million or 3.1% to $54.8 million for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025. This decrease was primarily due to a $1.4 million decrease in other operating income, primarily due to a decrease in equity method investment income, a $1.4 million decline in loan-related interest rate swap fees driven by lower transaction volumes, and a $1.3 million decrease in mortgage banking income due to lower mortgage origination volumes and lower gain on sale margins. These decreases were partially offset by a $1.9 million increase in fiduciary and asset management fees, reflecting an increase in assets under management.

Nine Months Ended September 30, 2026 and September 30, 2025

	September 30,		Change
	2026	2025	$	%

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$37,261	$34,743	$2,518	7.2%
Other service charges, commissions, and fees	6,490	6,332	158	2.5%
Interchange fees	10,773	10,816	(43)	(0.4)%
Fiduciary and asset management fees	62,090	43,014	19,076	44.3%
Mortgage banking income	6,211	6,605	(394)	(6.0)%
Bank owned life insurance income	16,888	15,979	909	5.7%
Loan-related interest rate swap fees	14,988	10,043	4,945	49.2%
Other operating income	45,122	34,904	10,218	29.3%
Total noninterest income	$199,823	$162,436	$37,387	23.0%

Our noninterest income increased $37.4 million or 23.0% to $199.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the full period impact of the Sandy Spring acquisition, which drove the majority of the $19.1 million increase in fiduciary and asset management fees and the $2.5 million increase in service charges on deposit accounts. In addition to the acquisition impacts, other operating income increased $10.2 million driven by a $32.3 million pre-tax gain on the sale of our equity interest in Bearing Insurance in the second quarter of 2026, partially offset by a $14.3 million pre-tax gain on sale of our equity interest in CSP and a $10.9 million pre-tax gain on CRE loan sale, both of which occurred in the second quarter of 2025. Additionally, loan-related interest rate swap fees increased $4.9 million due to an increase in transaction volumes associated with loan growth during the period.

Our adjusted operating noninterest income(+), which excludes the pre-tax gain on sale of equity interest in Bearing Insurance ($32.3 million in 2026), the pre-tax gain on CRE loan sale ($10.9 million in 2025), the pre-tax gain on sale of equity interest in CSP ($14.3 million in 2025), and the pre-tax gains and losses on sale of securities (gains of $16 thousand in 2026 and losses of $83 thousand in 2025), increased $30.2 million or 22.0% to $167.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was primarily due to the full period impact of the Sandy Spring acquisition and a $4.9 million increase in loan-related interest rate swap fees, as discussed above, and a $3.0 million increase in other operating income.

NONINTEREST EXPENSE

Three Months Ended September 30, 2026 and September 30, 2025

	September 30,		Change
	2026	2025	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$113,978	$108,319	$5,659	5.2%
Occupancy expenses	13,089	13,582	(493)	(3.6)%
Furniture and equipment expenses	5,604	6,536	(932)	(14.3)%
Technology and data processing	17,492	17,009	483	2.8%
Professional services	6,193	8,774	(2,581)	(29.4)%
Marketing and advertising expense	8,040	5,100	2,940	57.6%
FDIC assessment premiums and other insurance	6,759	8,817	(2,058)	(23.3)%
Franchise and other taxes	4,767	4,669	98	2.1%
Loan-related expenses	2,544	1,933	611	31.6%
Amortization of intangible assets	14,946	18,145	(3,199)	(17.6)%
Merger-related costs	—	34,812	(34,812)	(100.0)%
Other expenses	10,921	10,750	171	1.6%
Total noninterest expense	$204,333	$238,446	$(34,113)	(14.3)%

Our noninterest expense decreased $34.1 million or 14.3% to $204.3 million for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, primarily driven by a $34.8 million decrease in pre-tax merger-related costs.

Our adjusted operating noninterest expense(+), which excludes pre-tax merger-related costs ($34.8 million in the third quarter of 2025), amortization of intangible assets ($14.9 million in the third quarter of 2026 and $18.1 million in the third quarter of 2025), and the pre-tax loss on debt extinguishment ($2.7 million in the third quarter of 2026) increased $1.2 million or 0.7% to $186.7 million for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025. This increase was primarily due to a $5.7 million increase in salaries and benefits expense, primarily driven by an increase in group insurance expense and additional full-time equivalent employees associated with the Company’s North Carolina expansion, and a $2.9 million seasonal increase in marketing and advertising expense. These increases were partially offset by a $2.6 million decrease in professional services related to strategic projects incurred in the prior year, a $2.5 million decrease in other expenses primarily driven by gains on the sales of other real estate owned during the third quarter of 2026, and a $2.1 million decrease in FDIC assessment premiums and other insurance due to a lower assessment in the third quarter of 2026.

Nine Months Ended September 30, 2026 and September 30, 2025

	September 30,		Change
	2026	2025	$	%

	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$339,700	$293,676	$46,024	15.7%
Occupancy expenses	39,153	34,944	4,209	12.0%
Furniture and equipment expenses	16,691	16,794	(103)	(0.6)%
Technology and data processing	49,110	44,444	4,666	10.5%
Professional services	18,115	21,268	(3,153)	(14.8)%
Marketing and advertising expense	20,847	12,041	8,806	73.1%
FDIC assessment premiums and other insurance	20,239	22,660	(2,421)	(10.7)%
Franchise and other taxes	14,148	14,000	148	1.1%
Loan-related expenses	8,118	4,461	3,657	82.0%
Amortization of intangible assets	45,528	41,976	3,552	8.5%
Merger-related costs	9,034	118,652	(109,618)	(92.4)%
Other expenses	32,596	27,411	5,185	18.9%
Total noninterest expense	$613,279	$652,327	$(39,048)	(6.0)%

Our noninterest expense decreased $39.0 million or 6.0% to $613.3 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by a $109.6 million decrease in pre-tax merger-related costs, partially offset by a $46.0 million increase in salaries and benefits expense, and other increases in noninterest expense categories discussed below, primarily reflecting the full period impact of the Sandy Spring acquisition.

Our adjusted operating noninterest expense(+), which excludes pre-tax merger-related costs ($9.0 million in 2026 and $118.7 million in 2025), amortization of intangible assets ($45.5 million in 2026 and $42.0 million in 2025), and the pre-tax loss on debt extinguishment ($2.7 million in 2026) increased $64.4 million or 13.1% to $556.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was primarily due to the full period impact of the Sandy Spring acquisition, which drove the majority of the $46.0 million increase in salaries and benefits expense, the $8.8 million increase in marketing and advertising expense, the $4.7 million increase in technology and data processing expense, the $4.2 million increase in occupancy expenses, the $3.7 million increase in loan-related expenses, and the $2.5 million increase in other expenses. These increases were partially offset by a $3.2 million decrease in professional services related to strategic projects incurred in the prior year and a $2.4 million decrease in FDIC assessment premiums and other insurance due to a lower assessment in 2026.

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

The following table presents operating results for the three and nine months ended September 30, for the Wholesale Banking segment (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Interest and dividend income	$453,821	$454,493	$1,321,625	$1,194,795
Interest expense	291,194	293,637	835,085	776,220
Net interest income	162,627	160,856	486,540	418,575
Provision for credit losses	350	14,368	6,010	109,435
Net interest income after provision for credit losses	162,277	146,488	480,530	309,140
Noninterest income	29,486	29,000	91,296	64,450
Noninterest expense	92,941	92,982	277,685	232,787
Income before income taxes	$98,822	$82,506	$294,141	$140,803

Wholesale Banking income before income taxes increased by $16.3 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily due to a decrease in the provision for credit losses, primarily attributable to the charge-offs of two commercial and industrial loans recorded in the third quarter of 2025 and had been partially reserved for previously. Wholesale Banking net interest income also increased compared to the same period in the prior year, primarily driven by a decrease in interest expense, primarily resulting from decreased costs on customer interest-bearing deposits, reflecting the impact of the Federal Reserve lowering the Federal Funds rate 75 bps between September and December 2025.

Wholesale Banking income before income taxes increased by $153.3 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to a decrease in the provision for credit losses, primarily driven by the Day 1 initial provision expense recorded in the prior year on non-PCD loans and unfunded commitments, each acquired from Sandy Spring. Wholesale Banking net interest income and noninterest income also increased compared to the same period in the prior year, primarily driven by the full period impact of the Sandy Spring acquisition, which drove the majority of the increases in interest income on LHFI and fiduciary and asset management fees, respectively.

The increase in income before income taxes for the nine months ended September 30, 2026, compared to the same period in the prior year, was partially offset by an increase in noninterest expense, primarily due to the full period impact of the Sandy Spring acquisition, which drove the majority of the increase in salaries and benefits expense.

The following table presents the key balance sheet metrics as of the periods ended for the Wholesale Banking segment (dollars in thousands):

	September 30, 2026	December 31, 2025
LHFI, net of unearned income	$24,308,720	$23,179,687
Total deposits	11,738,293	11,339,236

At September 30, 2026, LHFI for the Wholesale Banking segment increased $1.1 billion to $24.3 billion, compared to December 31, 2025, primarily due to increases in the commercial and industrial, construction and land development, and other commercial loan portfolios.

At September 30, 2026, Wholesale Banking deposits increased $399.1 million to $11.7 billion, compared to December 31, 2025, primarily due to an increase in interest-bearing customer deposits.

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

The following table presents operating results for the three and nine months ended September 30, for the Consumer Banking segment (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Interest and dividend income	$245,822	$252,031	$713,906	$656,655
Interest expense	134,699	137,295	384,510	353,285
Net interest income	111,123	114,736	329,396	303,370
Provision for credit losses	5,186	1,858	12,884	30,136
Net interest income after provision for credit losses	105,937	112,878	316,512	273,234
Noninterest income	18,864	19,945	56,309	54,240
Noninterest expense	107,991	108,850	318,622	274,932
Income before income taxes	$16,810	$23,973	$54,199	$52,542

Consumer Banking income before income taxes decreased $7.2 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was primarily the result of a decrease in net interest income, primarily driven by an unfavorable funding credit on deposits, and an increase in the provision for credit losses, primarily reflecting the impact of loan growth during the third quarter of 2026. In addition, the Consumer Banking noninterest income decreased compared to the same period in the prior year, primarily due to a decrease in mortgage banking income due to lower mortgage origination volumes and lower gain on sale margins.

Consumer Banking income before income taxes increased $1.7 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to an increase in net interest income, primarily due to the full period impact of the Sandy Spring acquisition, which drove the majority of the increase in interest income on LHFI. In addition, the Consumer Banking provision for credit losses decreased compared to the same period in the prior year, primarily driven by the Day 1 initial provision expense recorded in the prior year on non-PCD loans and unfunded commitments, each acquired from Sandy Spring. Consumer Banking noninterest income also increased compared to the same period in the prior year, primarily due to the full period impact of the Sandy Spring acquisition, which drove the majority of the increase in fiduciary and asset management fees.

The increase in income before income taxes for the nine months ended September 30, 2026, compared to the same period in the prior year, was partially offset by an increase in noninterest expense, primarily due to the full period impact of the Sandy Spring acquisition, which drove the majority of the increase in salaries and benefits expense.

The following table presents the key balance sheet metrics as of the periods ended for the Consumer Banking segment (dollars in thousands):

	September 30, 2026	December 31, 2025
LHFI, net of unearned income	$5,564,576	$5,317,949
Total deposits	17,859,573	17,820,026

At September 30, 2026, LHFI for the Consumer Banking segment increased $246.6 million to $5.6 billion, compared to December 31, 2025, primarily due to increases in the residential 1-4 family – consumer and residential 1-4 family – revolving loan portfolios.

At September 30, 2026, Consumer Banking deposits increased $39.5 million to $17.9 billion, compared to December 31, 2025, primarily due to increases in time deposits, partially offset by decreases in demand deposits, savings accounts, and money market accounts.

Corporate Other

Our Corporate Other segment includes the corporate support functions, such as corporate treasury functions, which include management of the investment securities portfolio, long-term debt, short-term liquidity and funding activities, as well as intercompany eliminations.

The following table presents operating results for the three and nine months ended September 30, for the Corporate Other segment (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Interest and dividend income (expense) (1)	$(198,510)	$(203,087)	$(575,836)	$(531,805)
Interest expense (income) (1)	(253,182)	(246,705)	(725,813)	(634,605)
Net interest income	54,672	43,618	149,977	102,800
Provision for credit losses	195	7	1,311	7
Net interest income after provision for credit losses	54,477	43,611	148,666	102,793
Noninterest income	6,442	2,806	52,218	43,746
Noninterest expense	3,401	36,614	16,972	144,608
Income before income taxes	$57,518	$9,803	$183,912	$1,931

(1) We use a funds transfer pricing methodology for our net interest income, which utilizes the matched funding approach to allocate the cost of funds used or credit for funds provided to all operating loans and deposits, resulting in interest and dividend expense and interest income in our Corporate Other segment.

Corporate Other income before income taxes increased by $47.7 million and $182.0 million, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to decreases in noninterest expense, primarily driven by decreases in pre-tax merger-related costs. In addition, Corporate Other net interest income for the nine months ended September 30, 2026 increased compared to the same period in the prior year, primarily due to the full period impact of the Sandy Spring acquisition. Corporate Other noninterest income for the nine months ended September 30, 2026 also increased compared to the same period in the prior year, primarily due to an increase in other operating income driven by the pre-tax gain on the sale of our equity interest in Bearing Insurance in the second quarter of 2026, partially offset by the pre-tax gain on sale of our equity interest in CSP and the pre-tax gain on CRE loan sale, both of which occurred in the second quarter of 2025.

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

Our effective tax rate was 21.1% for the quarter ended September 30, 2026, compared with 20.8% for the quarter ended September 30, 2025. For the nine months ended September 30, 2026 and September 30, 2025, our effective tax rates were 21.1% and 17.2%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2026 was primarily due to a $7.7 million income tax benefit recognized in the second quarter of 2025 related to the revaluation of our state net deferred tax asset following the Sandy Spring acquisition, as well as an overall increase in the proportion of taxable income to tax-exempt income.

As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view regarding our future realization of deferred tax assets. The decrease in the valuation allowance was from an assessment of our ability to realize certain state tax attributes, through an increase in state taxable income.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Assets

At September 30, 2026, we had total assets of $38.4 billion, an increase of $765.9 million or 2.7% (annualized) from December 31, 2025. The increase in total assets was primarily due to increases in LHFI, partially offset by decreases in securities and cash and cash equivalents.

LHFI totaled $29.3 billion at September 30, 2026, an increase of $1.5 billion or 7.2% (annualized) from December 31, 2025, primarily due to increases in the commercial and industrial, construction and land development, and other commercial loan portfolios. Refer to "Loan Portfolio" within this Item 2 and Note 4 "Loans and Allowance for Loan and Lease Losses" in Part I, Item 1 of this Quarterly Report for additional information on our loan activity.

Total securities at September 30, 2026 were $4.8 billion, a decrease of $484.3 million or 12.3% (annualized) from December 31, 2025, primarily due to principal repayments of AFS mortgage-backed securities and the impact of higher market interest rates on the fair value of AFS securities with the related unrealized losses reflected in AOCI. AFS securities totaled $3.7 billion at September 30, 2026, compared to $4.2 billion at December 31, 2025, with net unrealized losses of $475.0 million and $295.7 million, respectively. HTM securities totaled $845.3 million at September 30, 2026, compared to $884.2 million at December 31, 2025, with net unrealized losses of $83.1 million and $27.4 million, respectively.

Liabilities and Stockholders’ Equity

At September 30, 2026, we had total liabilities of $33.3 billion, an increase of $721.7 million or 3.0% (annualized) from December 31, 2025, primarily due to increases in deposits and borrowings.

Total deposits at September 30, 2026 were $31.0 billion, an increase of $493.9 million or 2.2% (annualized) from December 31, 2025, primarily due to an increase in total interest-bearing customer deposits, partially offset by decreases in demand and brokered deposit balances. Refer to “Deposits” within this Item 2 for additional information on this topic.

Total borrowings at September 30, 2026 were $1.6 billion, an increase of $125.1 million or 11.2% (annualized) from December 31, 2025, primarily driven by an increase in long-term borrowings due to the net impact of the 2036 Subordinated Notes issuance and 2029 Subordinated Notes redemption, and an increase in customer repurchase agreements. Refer to Note 6 “Borrowings” in Part I, Item 1 of this Quarterly Report for additional information on our borrowing activity.

At September 30, 2026, our stockholders’ equity was $5.1 billion, an increase of $44.2 million from December 31, 2025, primarily due to an increase in retained earnings, partially offset by share repurchase activity and an increase in accumulated other comprehensive losses resulting from the impact of higher market interest rates on the fair value of AFS securities. Our consolidated regulatory capital ratios continue to exceed the minimum capital requirements and are considered “well-capitalized” for regulatory purposes. Refer to “Capital Resources” within this Item 2, as well as Note 9 "Stockholders’ Equity" in Part I, Item 1 of this Quarterly Report for additional information on our capital resources and the Forward Sale Agreements.

For information related to the Company’s stock repurchase activity and the Repurchase Program, refer to Note 9 “Stockholders’ Equity” and Note 14 “Subsequent Events” in Part I, Item 1, as well as “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report.

During the third quarter of 2026, we declared and paid a quarterly dividend on our outstanding shares of Series A Preferred Stock of $171.88 per share (equivalent to $0.43 per outstanding depositary share), consistent with the second quarter of 2026 and the third quarter of 2025. During the third quarter of 2026, we also declared and paid cash dividends of $0.37 per common share, consistent with the second quarter of 2026 and an increase of $0.03 per share or 8.8% from the third quarter of 2025.

SECURITIES

At September 30, 2026, we had total securities of $4.8 billion or 12.5% of total assets, compared to $5.3 billion or 14.0% of total assets at December 31, 2025. This decrease was primarily due to principal repayments of AFS mortgage-backed securities and the impact of higher market interest rates on the fair value of AFS securities. We seek to diversify our investment portfolio to minimize risk, and we focus on purchasing MBS for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher tax-equivalent yield offered from these securities. The majority of our MBS are agency-backed securities, which have a government guarantee. For information regarding the hedge transaction related to AFS securities, see Note 8 “Derivatives” in Part I, Item 1 of this Quarterly Report.

The table below sets forth a summary of total securities as of the periods ended (dollars in thousands):

	September 30, 2026	December 31, 2025
Available for Sale:
U.S. government and agency securities	$99,791	$104,002
Obligations of states and political subdivisions	439,216	487,885
Corporate and other bonds	204,545	217,934
MBS
Commercial	395,814	429,166
Residential	2,607,578	2,953,358
Total MBS	3,003,392	3,382,524
Other securities	2,021	1,956
Total AFS securities, at fair value	3,748,965	4,194,301
Held to Maturity:
Obligations of states and political subdivisions	766,166	793,162
Corporate and other bonds	1,424	2,255
MBS
Commercial	38,410	40,777
Residential	39,326	48,022
Total MBS	77,736	88,799
Total held to maturity securities, at carrying value	845,326	884,216
Restricted Stock:
FRB stock	141,225	141,225
FHLB stock	48,876	48,975
Total restricted stock, at cost	190,101	190,200
Total securities	$4,784,392	$5,268,717

The following table summarizes the weighted average yields(1) for AFS securities by contractual maturity date of the underlying securities as of September 30, 2026:

	1 Year	After 1 Year	After 5 Years	Over 10
	or Less	through 5 Years	through 10 Years	Years	Total
U.S. government and agency securities	4.40%	3.81%	4.27%	—%	4.31%
Obligations of states and political subdivisions	4.41%	2.87%	2.05%	2.31%	2.29%
Corporate bonds and other securities	4.03%	5.15%	3.79%	5.15%	4.73%
MBS:
Commercial	4.46%	5.66%	3.14%	3.39%	3.86%
Residential	4.35%	4.82%	4.35%	3.83%	3.90%
Total MBS	4.46%	5.18%	4.17%	3.78%	3.89%
Total AFS securities	4.36%	5.00%	3.29%	3.63%	3.72%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

The following table summarizes the weighted average yields(1) for HTM securities by contractual maturity date of the underlying securities as of September 30, 2026:

	1 Year	After 1 Year	After 5 Years	Over 10
	or Less	through 5 Years	through 10 Years	Years	Total
Obligations of states and political subdivisions	4.45%	3.98%	3.36%	3.92%	3.71%
Corporate bonds and other securities	—%	—%	—%	4.25%	4.25%
MBS:
Commercial	—%	—%	6.86%	2.98%	3.01%
Residential	—%	—%	—%	2.92%	2.92%
Total MBS	—%	—%	6.86%	2.95%	2.97%
Total HTM securities	4.45%	3.98%	3.37%	3.78%	3.64%

(1) Yields on tax-exempt securities have been computed on an estimated tax-equivalent basis.

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

As of September 30, 2026, we maintained a diversified municipal bond portfolio with approximately 64% of our holdings in general obligation issues and the remainder primarily backed by revenue bonds. Issuances within the State of Texas represented 19% of the total municipal portfolio; no other state had a concentration above 10%. Substantially all of our municipal holdings are considered investment grade. When purchasing municipal securities, we focus on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Our largest source of liquidity on a consolidated basis is our customer deposit base generated by our wholesale and consumer businesses. These deposits provide relatively stable and low-cost funding. Total deposits at September 30, 2026 were $31.0 billion, an increase of $493.9 million or 2.2% (annualized) from December 31, 2025, primarily due to an increase in total interest-bearing customer deposits, partially offset by decreases in demand and brokered deposit balances. Refer to “Deposits” within this Item 2 for additional information on this topic.

We actively manage the composition and timing of our liquidity resources based on expected cash flows, market conditions, funding costs, and balance-sheet objectives. During the first nine months of 2026, liquidity generated from the securities portfolio, growth in deposits, and the issuance of the 2036 Subordinated Notes provided funding to support loan growth, repay maturing obligations, and meet other balance sheet funding needs. We also utilized short-term borrowings as part of our funding strategy. These activities contributed to a lower securities portfolio balance and changes in the composition of our funding sources at September 30, 2026. Management continues to evaluate the duration and cost of these borrowings, the availability of collateral, and the remaining borrowing capacity.

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

We consider our liquid assets to include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. As of September 30, 2026, our liquid assets totaled $13.2 billion or 34.4% of total assets, and liquid earning assets totaled $12.7 billion or 37.1% of total earning assets. We also provide asset liquidity by managing loan and securities maturities and cash flows. As of September 30, 2026, loan payments of approximately $11.8 billion or 40.3% of total LHFI are expected within one year based on contractual terms, adjusted for expected prepayments, and approximately $680.6 million or 14.2% of total investments as of September 30, 2026 are scheduled to be paid down within one year based on contractual terms, adjusted for expected prepayments.

Additional sources of liquidity available to us include our capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, the Federal Reserve Discount Window, the purchase of brokered certificates of deposit, a corporate line of credit with a large correspondent bank, and debt and capital issuances. We also maintain secured borrowing capacity with the FHLB and FRB since secured borrowing facilities provide the most reliable sources of funding, especially during times of market turbulence and financial distress. At September 30, 2026 and December 31, 2025, total available unused short-term borrowings were $12.2 billion and $14.2 billion, respectively, representing a decrease of $2.0 billion, or 18.8% (annualized), primarily driven by the decreased balance of loans pledged to the Federal Reserve Discount Window. Management believes our overall liquidity to be sufficient to satisfy our depositors’ requirements and to meet our customers’ credit needs.

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

The following table presents our contractual obligations related to our major cash requirements and the scheduled payments due at the various intervals over the next year and beyond as of September 30, 2026 (dollars in thousands):

		Less than	More than
	Total	1 year	1 year
Subordinated debt (1)	$690,000	$—	$690,000
Trust preferred capital notes (1)	184,542	—	184,542
Leases (2)	152,503	6,741	145,762
Repurchase agreements	114,650	114,650	—
Total contractual obligations	$1,141,695	$121,391	$1,020,304

(1) Excludes related unamortized premium/discount and interest payments.

(2) Represents lease payments due on non-cancellable operating leases at September 30, 2026. Excluded from these tables are variable lease payments or renewals.

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

We are also a lessor in sales-type and direct financing leases for equipment, as noted in Note 5 “Leases” in Part I, Item 1 of this Quarterly Report. Our future commitments related to the aforementioned leases totaled $875.0 million and $712.8 million, respectively, at September 30, 2026 and December 31, 2025.

Impact of Inflation and Changing Prices

Our financial statements included in Item 1 “Financial Statements” of this Quarterly Report have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due to inflation. Inflation affects our results of operations mainly through increased operating costs, but since nearly all of our assets and liabilities are monetary in nature, changes in interest rates generally affect our financial condition to a greater degree than changes in the rate of inflation. Inflation also leads to increased costs for our customers, which may make it difficult for them to repay their loans, potentially leading to increased delinquencies, increased volume of loan modifications, financial losses, and increased credit risk for us. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Management reviews pricing of our products and services, in light of current and expected costs due to inflation, to seek to mitigate the inflationary impact on our financial performance.

LOAN PORTFOLIO

LHFI totaled $29.3 billion and $27.8 billion as of September 30, 2026 and December 31, 2025, respectively. CRE loans represented our largest loan portfolio segment at both September 30, 2026 and December 31, 2025. We remain committed to originating soundly underwritten loans to qualifying borrowers within our markets.

The following table presents the remaining maturities, based on contractual maturity, by loan type, and by rate type (variable or fixed), net of unearned income, as of September 30, 2026 (dollars in thousands):

			Variable Rate				Fixed Rate
	Total	Less than 1				More than				More than
	Maturities	year	Total	1-5 years	5-15 years	15 years	Total	1-5 years	5-15 years	15 years
Construction and Land Development	$2,025,385	$821,098	$993,554	$862,421	$114,378	$16,755	$210,733	$125,069	$13,413	$72,251
CRE – Owner Occupied	4,356,099	360,611	1,389,741	634,139	742,336	13,266	2,605,747	1,614,492	978,368	12,887
CRE – Non-Owner Occupied	7,275,895	1,407,087	3,521,999	2,604,074	913,537	4,388	2,346,809	1,914,375	432,434	—
Multifamily Real Estate	2,382,541	841,766	1,121,843	920,706	200,050	1,087	418,932	314,095	104,837	—
Commercial & Industrial	5,850,846	1,228,427	2,516,467	2,188,494	295,980	31,993	2,105,952	1,470,852	570,656	64,444
Residential 1-4 Family – Commercial	984,149	260,435	168,703	105,993	60,340	2,370	555,011	484,567	61,900	8,544
Residential 1-4 Family – Consumer	2,991,674	1,543	1,487,581	2,187	39,239	1,446,155	1,502,550	28,792	181,005	1,292,753
Residential 1-4 Family – Revolving	1,346,890	55,610	1,187,484	37,499	86,370	1,063,615	103,796	4,537	39,144	60,115
Auto	110,418	5,544	—	—	—	—	104,874	103,837	1,037	—
Consumer	107,158	10,498	40,448	22,772	3,058	14,618	56,212	33,377	20,910	1,925
Other Commercial	1,865,561	117,768	477,423	212,438	227,134	37,851	1,270,370	634,135	430,619	205,616
Total LHFI, net of unearned income	$29,296,616	$5,110,387	$12,905,243	$7,590,723	$2,682,422	$2,632,098	$11,280,986	$6,728,128	$2,834,323	$1,718,535

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

As of September 30, 2026 and December 31, 2025, our construction and land development concentration as a percentage of capital totaled 44.4% and 39.2%, respectively, and our CRE concentration as a percentage of capital totaled 267.4% and 275.3%, respectively. Total CRE exposure increased 92.2% for the 36-month period ended September 30, 2026, primarily due to the Sandy Spring acquisition.

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

The average loan size in our CRE portfolio was $1.3 million and $1.2 million as of September 30, 2026 and December 31, 2025, respectively, and the median loan size in our CRE portfolio was $323 thousand and $311 thousand as of September 30, 2026 and December 31, 2025, respectively.

The following table presents the composition of our CRE loan categories, including the industry classification for CRE non-owner occupied loans, and CRE loans as a percentage of total loans for the periods ended (dollars in thousands):

	September 30, 2026		December 31, 2025
	Balance	%	Balance	%
CRE – Non-Owner Occupied
Hotel/Motel B&B	$1,232,207	4.21%	$1,261,397	4.54%
Industrial/Warehouse	1,271,329	4.34%	1,352,848	4.87%
Office	1,461,211	4.99%	1,482,419	5.33%
Retail	1,943,095	6.63%	1,683,838	6.05%
Self Storage	681,076	2.32%	676,920	2.44%
Senior Living	119,975	0.41%	120,933	0.44%
Other	567,002	1.94%	600,160	2.16%
Total CRE – Non-Owner Occupied	7,275,895	24.84%	7,178,515	25.83%
CRE – Owner Occupied	4,356,099	14.87%	4,305,796	15.49%
Construction and Land Development	2,025,385	6.91%	1,666,381	6.00%
Multifamily Real Estate	2,382,541	8.13%	2,418,250	8.70%
Residential 1-4 Family – Commercial	984,149	3.36%	1,100,157	3.96%
Other Commercial (Farmland)	40,260	0.14%	42,632	0.15%
Total CRE LHFI	17,064,329	58.25%	16,711,731	60.13%
All other loan types	12,232,287	41.75%	11,084,436	39.87%
Total LHFI, net of unearned income	$29,296,616	100.00%	$27,796,167	100.00%

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

The following table presents the distribution of our CRE non-owner occupied, multifamily real estate, and office portfolio loans by market location based on the underlying loan collateral for the periods ended (dollars in thousands):

	September 30, 2026			December 31, 2025
	CRE Non-Owner Occupied	Office Portfolio (1)	Multifamily Real Estate	CRE Non-Owner Occupied	Office Portfolio (1)	Multifamily Real Estate
Carolinas	$1,568,366	$329,018	$741,214	$1,562,931	$297,195	$742,070
DC Metro	1,339,464	442,946	358,264	1,314,704	431,197	430,826
Western VA	1,060,285	154,748	245,160	998,717	157,491	272,839
Fredericksburg Area	683,532	160,740	84,710	727,918	164,866	82,413
Baltimore	716,859	123,768	135,478	670,663	131,921	161,607
Central VA	574,836	99,386	320,886	585,415	101,446	302,045
Coastal VA/NC	447,387	47,188	219,378	521,236	64,110	210,832
Other Maryland	334,561	48,805	12,349	303,323	53,787	9,742
Other	372,663	40,060	226,806	311,824	45,622	128,444
Eastern VA	177,942	14,552	38,296	181,784	34,784	77,432
Total	$7,275,895	$1,461,211	$2,382,541	$7,178,515	$1,482,419	$2,418,250

(1) The office portfolio is a subset of our CRE non-owner occupied loans included in the column to the left.

We continue to monitor our exposure to office space, within our non-owner occupied CRE portfolio. We do not currently finance large, high-rise, or major metropolitan central business district office buildings, and the office portfolio is generally in suburban markets with stronger occupancy levels than downtown office markets. The average loan size in our office portfolio was $2.2 million and $2.1 million as of September 30, 2026 and December 31, 2025, respectively, and the median loan size in our office portfolio was $736 thousand and $720 thousand as of September 30, 2026 and December 31, 2025, respectively. The average loan size in our multifamily real estate portfolio was $3.8 million and $3.6 million as of September 30, 2026 and December 31, 2025, respectively, and the median loan size in our multifamily real estate portfolio was $902 thousand and $843 thousand as of September 30, 2026 and December 31, 2025, respectively.

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

The following table presents the composition of our NDFI loan exposures for the period ended (dollars in thousands):

	September 30, 2026	December 31, 2025
Loans to mortgage credit intermediaries	$23,597	$25,382
Loans to business credit intermediaries	150,208	167,565
Other loans to non-depository financial institutions	77,412	75,007
Loans to consumer credit intermediaries	—	1,576
Total NDFI LHFI	$251,217	$269,530

NDFI loans loss reserve to total NDFI LHFI	0.82%	0.46%
NDFI loans to total LHFI	0.86%	0.97%
Average NDFI loan size	$2,166	$2,265

ASSET QUALITY

Overview

At September 30, 2026, NPAs as a percentage of LHFI totaled 0.37%, a decrease of 5 basis points from December 31, 2025. Accruing past due loans as a percentage of total LHFI totaled 0.34% at September 30, 2026, a decrease of 7 basis points from December 31, 2025. Net charge-offs were $5.9 million for the nine months ended September 30, 2026, compared to net charge-offs of $41.5 million for the same period in the prior year, primarily due to the charge-offs of two commercial and industrial loans that were recorded in the third quarter of 2025 and had been partially reserved for previously.

The ACL at September 30, 2026 increased $13.0 million to $334.2 million from December 31, 2025, comprised of an ALLL of $301.4 million and a RUC of $32.8 million.

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

Nonperforming Assets

At September 30, 2026 and December 31, 2025, NPAs totaled $108.5 million and $116.9 million, respectively, representing a decrease of $8.4 million. Our NPAs as a percentage of total LHFI at September 30, 2026 and December 31, 2025 were 0.37% and 0.42%, respectively. The decrease in NPAs was primarily due to the resolutions of certain Sandy Spring acquired PCD loans, which resulted in measurement period adjustments being recorded during the first quarter of 2026. This decrease in NPAs was partially offset by certain delinquent commercial and industrial loans being placed on nonaccrual status during the nine months ended September 30, 2026.

The following table shows a summary of asset quality balances and related ratios as of the periods ended (dollars in thousands):

	September 30,	December 31,
	2026	2025
Nonaccrual LHFI	$106,509	$115,051
Foreclosed properties	1,964	1,826
Total NPAs	108,473	116,877
LHFI past due 90 days and accruing interest	32,152	35,551
Total NPAs and LHFI past due 90 days and accruing interest	$140,625	$152,428

Balances
ALLL	$301,432	$295,108
ACL	334,246	321,269
Average LHFI, net of unearned income	28,337,859	25,116,692
LHFI, net of unearned income	29,296,616	27,796,167

Ratios
Nonaccrual LHFI to total LHFI	0.36%	0.41%
NPAs to total LHFI	0.37%	0.42%
NPAs & LHFI 90 days past due and accruing interest to total LHFI	0.48%	0.55%
NPAs to total LHFI & foreclosed property	0.37%	0.42%
NPAs & LHFI 90 days past due and accruing interest to total LHFI & foreclosed property	0.48%	0.55%
ALLL to nonaccrual LHFI	283.01%	256.50%
ALLL to nonaccrual LHFI & LHFI 90 days past due and accruing interest	217.39%	195.95%
ACL to nonaccrual LHFI	313.82%	279.24%

NPAs include nonaccrual LHFI, which totaled $106.5 million and $115.1 million at September 30, 2026 and December 31, 2025, respectively. The following table shows the year-to-date activity in nonaccrual LHFI for the nine months ended September 30, (dollars in thousands):

2026
Beginning Balance	$115,051
Net customer payments and other activity (1)	(51,947)
Additions	48,182
Charge-offs	(4,510)
Transfers to foreclosed property	(267)
Ending Balance	$106,509

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

The following table presents the composition of nonaccrual LHFI and the coverage ratio, which is the ALLL expressed as a percentage of nonaccrual LHFI, as of the periods ended (dollars in thousands):

	September 30,	December 31,
	2026	2025
Construction and Land Development	$4,071	$4,303
CRE - Owner Occupied	5,594	6,034
CRE - Non-owner Occupied	13,801	11,301
Multifamily Real Estate	20,529	45,369
Commercial & Industrial	30,397	10,288
Residential 1-4 Family - Commercial	1,778	6,657
Residential 1-4 Family - Consumer	24,169	23,297
Residential 1-4 Family - Revolving	4,379	5,643
Auto	297	572
Consumer	3	12
Other Commercial	1,491	1,575
Total	$106,509	$115,051
Coverage Ratio (ALLL to nonaccrual LHFI)	283.01%	256.50%

Past Due Loans

At September 30, 2026, past due LHFI still accruing interest totaled $98.9 million or 0.34% of total LHFI, compared to $113.0 million or 0.41% of total LHFI at December 31, 2025. The $14.1 million decrease in past due LHFI was primarily within the residential 1-4 family – consumer and commercial and industrial loan portfolios. Of the total past due LHFI still accruing interest, $32.2 million or 0.11% of total LHFI were loans past due 90 days or more at September 30, 2026, compared to $35.6 million or 0.13% of total LHFI at December 31, 2025.

Troubled Loan Modifications

We had TLMs with an amortized cost basis of $20.6 million and $2.2 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $40.1 million and $16.1 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, there were no material unfunded commitments on loans modified and designated as TLMs.

Net Charge-offs

For the three months ended September 30, 2026, net charge-offs were $2.3 million or 0.03% (annualized) of total average LHFI, compared to net charge-offs of $38.6 million or 0.56% (annualized) for the three months ended September 30, 2025. For the nine months ended September 30, 2026, net charge-offs were $5.9 million or 0.03% (annualized) of total average LHFI, compared to net charge-offs of $41.5 million or 0.23% (annualized) for the nine months ended September 30, 2025. The decrease in net charge-offs was primarily due to the charge-offs of two commercial and industrial loans that were recorded in the third quarter of 2025 and had been partially reserved for previously.

Provision for Credit Losses

We recorded a provision for credit losses of $5.7 million for the three months ended September 30, 2026, a decrease of $10.5 million compared to $16.2 million recorded during the three months ended September 30, 2025, primarily attributable to the charge-offs of two commercial and industrial loans that were recorded in the third quarter of 2025 and had been partially reserved for previously.

For the nine months ended September 30, 2026, we recorded a provision for credit losses of $20.2 million, a decrease of $119.4 million compared to $139.6 million recorded during the nine months ended September 30, 2025. Included in the provision for credit losses for the nine months ended September 30, 2025 was $89.5 million of Day 1 initial provision expense on non-PCD loans and $11.4 million on unfunded commitments, each acquired from Sandy Spring in the second quarter of 2025.

Outside of the Day 1 initial provision expense recorded on non-PCD loans and unfunded commitments, the provision for credit losses decreased compared to the same period in the prior year, primarily attributable to the charge-offs of two commercial and industrial loans that were recorded in the third quarter of 2025 and had been partially reserved for previously, as discussed above.

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

At September 30, 2026, the ACL was $334.2 million and included an ALLL of $301.4 million and a RUC of $32.8 million. The ACL at September 30, 2026 increased $13.0 million from December 31, 2025, primarily reflecting the impact of loan growth during 2026.

At September 30, 2026, the ACL represented 1.14% of total LHFI, compared to 1.16% at December 31, 2025. The ALLL as a percentage of total LHFI decreased by 3 basis points, from 1.06% at December 31, 2025 to 1.03% at September 30, 2026. The RUC coverage ratio increased 1 basis point from December 31, 2025 to 0.11% at September 30, 2026, primarily driven by growth and mix changes in unfunded commitments.

The following table summarizes the ACL as of the periods ended (dollars in thousands):

	September 30,	December 31,
	2026	2025
Total ALLL	$301,432	$295,108
Total RUC	32,814	26,161
Total ACL	$334,246	$321,269

ALLL to total LHFI	1.03%	1.06%
ACL to total LHFI	1.14%	1.16%

The following table summarizes net charge-off activity by loan segment for the three and nine months ended September 30, reflecting the changes made to the Company’s allowance methodology effective January 1, 2026 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	2026				2026
	CRE	Commercial and Industrial	Consumer	Total	CRE	Commercial and Industrial	Consumer	Total
Loans charged-off	$(15)	$(3,996)	$(536)	$(4,547)	$(923)	$(7,844)	$(1,994)	$(10,761)
Recoveries	171	1,850	255	2,276	883	2,926	1,102	4,911
Net charge-offs	$156	$(2,146)	$(281)	$(2,271)	$(40)	$(4,918)	$(892)	$(5,850)
Net charge-offs to average loans (1)	0.00%	0.11%	0.02%	0.03%	0.00%	0.09%	0.03%	0.03%

(1) Net charge-off rates are annualized and calculated by dividing net charge-offs by average LHFI for the period for each loan category.

The following table summarizes net charge-off activity by loan segment for the three and nine months ended September 30, reflecting the Company’s previous allowance methodology (dollars in thousands):

	Three Months Ended			Nine Months Ended
	2025			2025
	Commercial	Consumer	Total	Commercial	Consumer	Total
Loans charged-off	$(39,575)	$(865)	$(40,440)	$(42,958)	$(2,947)	$(45,905)
Recoveries	1,223	624	1,847	2,999	1,369	4,368
Net charge-offs	$(38,352)	$(241)	$(38,593)	$(39,959)	$(1,578)	$(41,537)
Net charge-offs to average loans (1)	0.66%	0.02%	0.56%	0.26%	0.06%	0.23%

(1) Net charge-off rates are annualized and calculated by dividing net charge-offs by average LHFI for the period for each loan category.

The following table summarizes the ALLL activity by loan segment and the percentage of the loan portfolio that the related ALLL covers as of the period ended September 30, reflecting the changes made to the Company’s allowance methodology effective January 1, 2026 (dollars in thousands):

	2026
	CRE	Commercial and Industrial	Consumer	Total
ALLL	$171,222	$64,804	$65,406	$301,432
Loan % (1)	58.25%	26.20%	15.55%	100.00%
ALLL to total LHFI (2)	1.00%	0.84%	1.44%	1.03%

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

The following table summarizes the ALLL activity by loan segment and the percentage of the loan portfolio that the related ALLL covers as of the period ended December 31, reflecting the Company’s previous allowance methodology (dollars in thousands):

	2025
	Commercial	Consumer	Total
ALLL	$232,813	$62,295	$295,108
Loan % (1)	84.25%	15.75%	100.00%
ALLL to total LHFI (2)	0.99%	1.42%	1.06%

(1) The percentage represents the loan balance divided by total LHFI.

(2) The percentage represents ALLL divided by the total LHFI for each loan category.

The ALLL for the combined CRE and Commercial and Industrial segments as of September 30, 2026 increased by $3.2 million as compared with the ALLL for the Commercial segment from December 31, 2025. The ALLL for the Consumer segment as of September 30, 2026 increased by $3.1 million as compared to the ALLL from December 31, 2025. The increases primarily reflected the impact of loan growth during 2026.

DEPOSITS

As of September 30, 2026, our total deposits were $31.0 billion, an increase of $493.9 million or 2.2% (annualized) from December 31, 2025, primarily due to an increase in total interest-bearing customer deposits, partially offset by decreases in demand and brokered deposit balances. Total interest-bearing customer deposits consisted of interest checking accounts, money market accounts, savings accounts, and time deposits. Our total time deposit balances with customers totaled $6.0 billion and accounted for 25.9% of total interest-bearing customer deposits at September 30, 2026, compared to $5.7 billion and 25.3%, respectively, at December 31, 2025. We seek to fund increased loan volumes by growing core deposits, subject to internal policy limits on the amount of wholesale funding we may maintain, and we may use wholesale funding sources to fund shortfalls, if any, or provide additional liquidity. We use brokered deposits purchased through nationally recognized networks as part of our overall liquidity management strategy on an as needed basis. As of September 30, 2026, brokered deposits totaled $1.1 billion, a decrease of $42.3 million from December 31, 2025.

The following table presents the deposit balances, including brokered deposits, by major category as of the periods ended (dollars in thousands):

	September 30, 2026		December 31, 2025
		% of total		% of total
Deposits:	Amount	deposits	Amount	deposits
Interest checking accounts	$7,844,500	25.3%	$7,193,204	23.6%
Money market accounts	6,556,864	21.2%	6,863,981	22.5%
Savings accounts	2,723,123	8.8%	2,747,622	9.0%
Customer time deposits of more than $250,000	1,869,330	6.0%	1,737,345	5.7%
Customer time deposits of $250,000 or less	4,124,050	13.3%	3,956,571	13.0%
Time deposits	5,993,380	19.3%	5,693,916	18.7%
Total interest-bearing customer deposits	23,117,867	74.6%	22,498,723	73.8%
Brokered deposits	1,085,988	3.5%	1,128,284	3.7%
Total interest-bearing deposits	$24,203,855	78.1%	$23,627,007	77.5%
Demand deposits	6,761,674	21.9%	6,844,629	22.5%
Total deposits (1)	$30,965,529	100.0%	$30,471,636	100.0%

(1) Includes uninsured deposits of $10.9 billion and $10.8 billion as of September 30, 2026 and December 31, 2025, respectively, and collateralized deposits of $1.1 billion and $1.2 billion as of September 30, 2026 and December 31, 2025, respectively. Amounts are based on estimated amounts of uninsured deposits as of the reported period.

Maturities of time deposits in excess of FDIC insurance limits were as follows as of the periods ended (dollars in thousands):

	September 30, 2026	December 31, 2025
3 Months or Less	$388,560	$409,080
Over 3 Months through 6 Months	247,154	192,388
Over 6 Months through 12 Months	205,897	142,197
Over 12 Months	70,719	101,930
Total	$912,330	$845,595

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

On May 5, 2026, we announced that our Board of Directors authorized the Repurchase Program to purchase up to $250.0 million of our common stock through May 5, 2027 in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. Since the inception of the Repurchase Program, we repurchased approximately 1.8 million common shares for $72.5 million at an average purchase price of $40.84 per share. As of September 30, 2026, approximately $177.5 million of share repurchases remained available under the Repurchase Program for future share repurchases. For information about the stock repurchase activity and the Repurchase Program, please refer to Note 9 “Stockholders’ Equity” in Part I, Item 1 and “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report.

During the third quarter of 2026, we issued $250.0 million in aggregate principal amount of our 6.25% Fixed-to-Floating Rate Subordinated Notes due August 1, 2036. The 2036 Subordinated Notes qualify for Tier 2 capital treatment. Net proceeds from the issuance, after underwriting discounts and offering expenses, were approximately $246.8 million. We used the net proceeds to redeem the $168.0 million principal amount of our previously outstanding 4.25% Fixed-to-Floating Rate Subordinated Notes due in 2029, plus accrued interest, and for general corporate purposes. For information about subordinated debt, please refer to Note 6 “Borrowings” in Part I, Item 1 of this Quarterly Report.

On October 29, 2026, we announced that our Board of Directors declared a quarterly dividend on our outstanding shares of our Series A preferred stock. The dividend of $171.88 per share (equivalent to $0.43 per outstanding depositary share) is payable on December 1, 2026 to preferred shareholders of record as of November 16, 2026. Our Board of Directors also declared a quarterly dividend of $0.40 per share of common stock, which is payable on November 27, 2026 to common shareholders of record as of November 13, 2026.

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

The following table summarizes our regulatory capital and related ratios as of the periods ended (2) (dollars in thousands):

	September 30,	December 31,	September 30,
	2026	2025	2025
Common equity Tier 1 capital	$3,314,249	$3,074,066	$3,014,145
Tier 1 capital	3,480,605	3,240,422	3,180,501
Tier 2 capital	1,162,068	992,099	1,018,773
Total risk-based capital	4,642,674	4,232,521	4,199,274
Risk-weighted assets	31,897,596	30,449,199	30,398,349
Capital ratios:
Common equity Tier 1 capital ratio	10.39%	10.10%	9.92%
Tier 1 capital ratio	10.91%	10.64%	10.46%
Total capital ratio	14.55%	13.90%	13.81%
Leverage ratio (Tier 1 capital to average assets)	9.59%	9.10%	8.92%
Capital conservation buffer ratio (1)	4.91%	4.64%	4.46%
Common equity to total assets	12.74%	12.88%	12.81%
Tangible common equity to tangible assets (+)	7.87%	7.85%	7.69%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio results for Common equity, Tier 1, and Total risk-based capital. The lowest of the three measures represents the Company’s capital conservation buffer ratio.

(2) All ratios and amounts at September 30, 2026 are estimates and subject to change pending the filing of our FR Y-9C. All other periods are presented as filed.

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Interest Income (FTE)
Interest and dividend income (GAAP)	$501,133	$503,437	$1,459,695	$1,319,645
FTE adjustment	4,693	4,419	13,806	12,539
Interest and dividend income (FTE) (non-GAAP)	$505,826	$507,856	$1,473,501	$1,332,184
Average earning assets	$34,091,046	$33,563,417	$33,673,838	$29,973,209
Yield on interest-earning assets (GAAP)	5.83%	5.95%	5.80%	5.89%
Yield on interest-earning assets (FTE) (non-GAAP)	5.89%	6.00%	5.85%	5.94%
Net Interest Income (FTE)
Net interest income (GAAP)	$328,422	$319,210	$965,913	$824,745
FTE adjustment	4,693	4,419	13,806	12,539
Net interest income (FTE) (non-GAAP)	$333,115	$323,629	$979,719	$837,284
Noninterest income (GAAP)	54,792	51,751	199,823	162,436
Total revenue (FTE) (non-GAAP)	$387,907	$375,380	$1,179,542	$999,720
Average earning assets	$34,091,046	$33,563,417	$33,673,838	$29,973,209
Net interest margin (GAAP)	3.82%	3.77%	3.84%	3.68%
Net interest margin (FTE) (non-GAAP)	3.88%	3.83%	3.89%	3.73%

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

The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for each of the periods presented (dollars in thousands):

	September 30,	December 31,	September 30,
	2026	2025	2025
Tangible Assets
Ending Assets (GAAP)	$38,351,665	$37,585,754	$37,072,733
Less: Ending goodwill	1,754,875	1,733,287	1,726,386
Less: Ending amortizable intangibles	270,016	315,544	333,236
Ending tangible assets (non-GAAP)	$36,326,774	$35,536,923	$35,013,111
Tangible Common Equity
Ending Equity (GAAP)	$5,050,604	$5,006,398	$4,917,058
Less: Ending goodwill	1,754,875	1,733,287	1,726,386
Less: Ending amortizable intangibles	270,016	315,544	333,236
Less: Perpetual preferred stock	166,357	166,357	166,357
Ending tangible common equity (non-GAAP)	$2,859,356	$2,791,210	$2,691,079
Common equity to total assets (GAAP)	12.74%	12.88%	12.81%
Tangible common equity to tangible assets (non-GAAP)	7.87%	7.85%	7.69%

Adjusted operating measures exclude, as applicable, merger-related costs, CECL Day 1 non-PCD loans and RUC provision expense, loss on debt extinguishment, gain on sale of equity interest in CSP, (loss) gain on CRE loan sale, gain on sale of equity interest in Bearing Insurance, and gain (loss) on sale of securities. We believe these non-GAAP adjusted measures provide investors with important information about the continuing economic results of our operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three and nine months ended September 30, (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Adjusted Operating Earnings & EPS
Net income (GAAP)	$136,632	$92,140	$419,811	$161,749
Plus: Merger-related costs, net of tax	—	26,856	6,956	94,847
Plus: CECL Day 1 non-PCD loans and RUC provision expense, net of tax	—	—	—	77,742
Plus: Loss on debt extinguishment, net of tax	1,977	—	1,977	—
Less: Gain on sale of equity interest in CSP, net of tax	—	—	—	10,654
Less: (Loss) gain on CRE loan sale, net of tax	—	(3,700)	—	8,405
Less: Gain on sale of equity interest in Bearing Insurance, net of tax	—	—	24,023	—
Less: Gain (loss) on sale of securities, net of tax	8	3	12	(64)
Adjusted operating earnings (non-GAAP)	$138,601	$122,693	$404,709	$315,343
Less: Dividends on preferred stock	2,967	2,967	8,901	8,901
Adjusted operating earnings available to common shareholders (non-GAAP)	$135,634	$119,726	$395,808	$306,442

Weighted average common shares outstanding, diluted	141,641,618	141,986,217	142,078,792	124,794,832
Earnings per common share, diluted (GAAP)	$0.94	$0.63	$2.89	$1.22
Adjusted operating earnings per common share, diluted (non-GAAP)	$0.96	$0.84	$2.79	$2.46

Adjusted operating noninterest expense excludes, as applicable, the amortization of intangible assets, merger-related costs, and loss on debt extinguishment. Adjusted operating noninterest income excludes, as applicable, gain on sale of equity interest in CSP, (loss) gain on CRE loan sale, gain on sale of equity interest in Bearing Insurance, and gain (loss) on sale of securities. These measures are similar to the measures we use when analyzing corporate performance and are also similar to the measures used for incentive compensation. We believe the adjusted measures provides investors with important information about the continuing economic results of our operations. The following table reconciles non-GAAP financial measures from the most directly comparable GAAP financial measures for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Adjusted Operating Noninterest Expense & Noninterest Income
Noninterest expense (GAAP)	$204,333	$238,446	$613,279	$652,327
Less: Amortization of intangible assets	14,946	18,145	45,528	41,976
Less: Merger-related costs	—	34,812	9,034	118,652
Less: Loss on debt extinguishment	2,654	—	2,654	—
Adjusted operating noninterest expense (non-GAAP)	$186,733	$185,489	$556,063	$491,699
Noninterest income (GAAP)	$54,792	$51,751	$199,823	$162,436
Less: Gain on sale of equity interest in CSP	—	—	—	14,300
Less: (Loss) gain on CRE loan sale	—	(4,805)	—	10,915
Less: Gain on sale of equity interest in Bearing Insurance	—	—	32,350	—
Less: Gain (loss) on sale of securities	10	4	16	(83)
Adjusted operating noninterest income (non-GAAP)	$54,782	$56,552	$167,457	$137,304

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

The following table represents the interest rate sensitivity on our net interest income across the rate paths modeled for the balances as of the periods ended:

	Change In Net Interest Income
	September 30,	December 31,	September 30,
	2026	2025	2025
	%	%	%
Change in Yield Curve:
+300 bps	4.20	7.44	2.76
+200 bps	3.00	5.28	2.20
+100 bps	1.57	2.79	1.29
Most likely rate scenario	—	—	—
-100 bps	(1.00)	(2.53)	(0.94)
-200 bps	(2.59)	(4.97)	(1.99)
-300 bps	(4.54)	(5.77)	(1.74)

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

From a net interest income perspective, we were generally less asset sensitive as of September 30, 2026, compared to our position as of December 31, 2025, and more asset sensitive compared to our position as of September 30, 2025, due, in part, to the changing market characteristics of certain loan and deposit products. We expect net interest income to increase with an immediate increase or shock in market rates. In a decreasing interest rate environment, we expect a decline in net interest income as interest-earning assets re-price more quickly than interest-bearing deposits.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances as of the periods ended:

	Change In Economic Value of Equity
	September 30,	December 31,	September 30,
	2026	2025	2025
	%	%	%
Change in Yield Curve:
+300 bps	(7.55)	(4.70)	(13.26)
+200 bps	(4.87)	(2.78)	(8.75)
+100 bps	(2.40)	(1.19)	(4.31)
Most likely rate scenario	—	—	—
-100 bps	1.62	(0.03)	3.15
-200 bps	1.90	(2.19)	4.61
-300 bps	(0.03)	(5.34)	3.25

As of September 30, 2026, our economic value of equity was more liability sensitive in a rising interest rate environment compared to our position as of December 31, 2025, and less liability sensitive compared to our position as of September 30, 2025, primarily due to the composition of our Consolidated Balance Sheets and also due to the pricing characteristics and assumptions of certain deposits and loans.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

During the quarter ended September 30, 2026, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K.

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

The following information describes our common stock repurchases for the three months ended September 30, 2026 (dollars in thousands, except share and per share data):

Period	Total number of shares purchased (1)	Average price paid per share ($) (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($) (2)
July 1 - July 31, 2026	28,311	40.95	25,177	238,970
August 1 - August 31, 2026	1,054,380	41.75	1,053,901	194,969
September 1 - September 30, 2026	442,329	40.45	432,177	177,464
Total	1,525,020	41.36	1,511,255

_________________________________________

(1) For the three months ended September 30, 2026, 13,765 shares were withheld upon vesting of restricted shares granted to our employees in order to satisfy tax withholding obligations.

(2) These amounts include fees and commissions associated with the shares repurchased.

ITEM 5 – OTHER INFORMATION

Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended September 30, 2026 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

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

Atlantic Union Bankshares Corporation

(Registrant)

Date: November 3, 2026	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: November 3, 2026	By:	/s/ Alexander D. Dodd
Alexander D. Dodd,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)